Form 10-K
period 2004-12-31
Novelis Inc.
filed 2005-03-30
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Transition Period from to .
Commission file number 001-32312

Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3399 Peachtree Road NE	30326
Suite 1500	(Zip Code)
Atlanta, Georgia (Address of principal executive offices)
(404) 814-4200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(d) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, no par value	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the common equity held by non-affiliates of the registrant as of March 15, 2005 was approximately $1,550,676,873 based on the closing price of the registrant’s common shares on the New York Stock Exchange on such date. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant. There was no trading market for the registrant’s common shares as of the last business day of the registrant’s most recently completed second fiscal quarter.
      As of March 15, 2005, the registrant had 73,988,918 common shares outstanding.

		Page

Special Note Regarding Forward-Looking Statements and Market Data		1

Part I
Item 1.	Business	4
Item 2.	Properties	20
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	27

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	43

Part III
Item 10.	Directors and Executive Officers of Registrant	44
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions	65
Item 14.	Principal Accountant Fees and Services	65
Item 15.	Exhibits and Financial Statement Schedules	66
Shareholder Rights Agreement Between Novelis Inc. & CIBC Mellon Trust Company
Separation Agreement Between Alcan Inc. & Novelis Inc.
Metal Supply Agreement Between Novelis Inc. & Alcan Inc.
Molten Metal Supply Agreement Between Novlis Inc. & Alcan Inc.
Metal Supply Agreement Between Novelis Inc. & Alcan Inc.
Metal Supply Agreement Between Novelis Inc. & Alcan Inc.
Tax Sharing and Disaffiliation Agreement
Transitional Services Agreement Between Alcan Inc. & Novelis Inc.
Principal Intellectual Property Agreement
Secondary Intellectual Property Agreement
Master Metal Hedging Agreement Between Alcan Inc. & Novelis Inc.
Credit Agreement
Employee Matters Agreement Between Alcan Inc. & Novelis Inc.
Written Description of Novelis Executive Performance Awards
Novelis Deferred Share Unit Plan for Non-Executive Directors
Employment Agreement of Jack Morrison
Form of Offer Letter
Pension Plan for Officers
Written Description of Novelis Founders Performance Award Plan
List of Subsidiaries of Novelis Inc.
Consent of Independent Registered Public Accounting Firm
Section 302 Certification of Principal Executive Officer
Section 302 Certification of Principal Financial Officer
Section 906 Certification of Principal Executive Officer
Section 906 Certification of Principal Financial Officer
Management's Discussion & Analysis of Financial Condition and Results of Operations
Combined Financial Statements
Special Note Regarding Forward-Looking Statements and Market Data
      This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
      All market position data relating to our company is based on information from Commodity Research Unit International Limited, or CRU, and management estimates. This information and these estimates reflect various assumptions and are not independently verified. Therefore, they should be considered in this context. This document also contains information concerning our markets and products generally which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to, data concerning production capacity, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	our separation from Alcan;

•	the level of our indebtedness and our ability to generate cash following the separation;

•	relationships with, and financial and operating conditions of, our customers and suppliers;

•	changes in the prices and availability of raw materials we use;

•	fluctuations in the supply of and prices for energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, labour relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries; and

•	changes in government regulations, particularly those affecting environmental, health or safety compliance.
      The above list of factors is not exclusive. Some of these and other factors are discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”
      In this Annual Report on Form 10-K, unless otherwise specified, the terms “we,” “our,” “us,” “company,” “Group,” “Novelis” and “Novelis Group” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act, or CBCA, and include the businesses transferred to us by Alcan pursuant to the reorganization transactions described below.
Exchange Rate Data
      We prepare our financial statements in U.S. dollars. The following table sets forth exchange rate information expressed in terms of Canadian dollars per U.S. dollar at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New

York. You should note the rates set forth below may differ from the actual rates used in our accounting processes and in the preparation of our combined financial statements.

Year Ended December 31,	At period end	Average rate(1)	High	Low

2000	1.4995	1.4871	1.5600	1.4350
2001	1.5925	1.5519	1.6023	1.4933
2002	1.5800	1.5702	1.6128	1.5108
2003	1.2923	1.3916	1.5750	1.2923
2004	1.2034	1.2984	1.3970	1.1775
2005 (through March 18, 2005)	1.2027	1.2346	1.2562	1.1982

(1)	The average of the noon buying rates on the last day of each month during the period.
All dollar figures herein are in U.S. dollars unless otherwise indicated.

PART I

Item 1.	Business
Overview
      We are the world’s leading aluminum rolled products producer based on shipment volume in 2004, with total aluminum rolled products shipments of approximately 2,785 kilotonnes during that year. With operations on four continents comprised of 37 operating facilities in 12 countries, we are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated products in all of these geographic regions. We had sales and operating revenues of $7.8 billion in 2004.
      We describe in this Annual Report on Form 10-K the businesses we acquired from Alcan in the reorganization transactions, which we now operate, as if they were our businesses for all historical periods described. References to our shipment totals, results of operations and cash flows prior to January 1, 2004 do not include shipments from the facilities transferred to us by Alcan that were initially acquired by Alcan as part of the acquisition of Pechiney in December 2003.
      As used in this Annual Report, “total shipments” refers to shipments to third parties of aluminum rolled products as well as ingot shipments, and references to “aluminum rolled products shipments” or “shipments” do not include ingot shipments. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne, or kt, is 1,000 metric tonnes. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third-party analysts in our industry.
Our History
      We were formed as a Canadian corporation on September 21, 2004. On January 6, 2005 (which we refer to as the separation date), we acquired substantially all of the aluminum rolled products businesses held by Alcan prior to its acquisition of Pechiney in 2003, as well as certain alumina and primary metal-related businesses in Brazil formerly owned by Alcan and four rolling facilities in Europe that Alcan acquired from Pechiney in 2003. As part of this transaction, Alcan’s capital was reorganized and our common shares were distributed to the then-existing shareholders of Alcan. The various steps pursuant to which we acquired our businesses from Alcan and distributed our shares to Alcan’s shareholders are referred to herein as the reorganization transactions.
      We inherited our basic management processes, structure, and values from Alcan. In 1902, the Canadian subsidiary of the Pittsburgh Reduction Company (later Alcoa Inc., or Alcoa) was first chartered as Northern Aluminum Company, Limited. When Alcoa divested most of its interests outside the United States in 1928, Alcan was formed as a separate company from Alcoa to assume control of most of these interests. In the following years, Alcan expanded globally building or acquiring hydroelectric power, smelting, packaging and fabricated product facilities.
      The first Alcan rolling operation began in September 1916 in Toronto, Canada, with an 84-inch hot mill and three finishing mills. Many of our mills were originally constructed by Alcan, including many among the largest aluminum rolling operations in each of the geographic regions in which we operate including:

•	Oswego, United States in 1963, a major producer of can sheet and industrial sheet;

•	Norf, Germany in 1967, a joint venture, owned at 50%, which operates the largest hot mill rolling facility in the world in terms of capacity;

•	Saguenay Works, Canada in 1971, which operates the largest capacity continuous caster in the world; and

•	Pindamonhangaba, Brazil in 1977, the only South American plant capable of producing beverage can body and end stock.

      More recent expansion has been through acquisitions and modernization of existing mills, including Alcan’s acquisition of an interest in the Logan, Kentucky facility, which is dedicated to the production of can stock, from Arco Aluminum, or Arco, in 1985, our investment in a new production line at Logan which increased our share of the total production capacity from 40% to approximately 67%, as well as the purchase of a majority ownership interest in the Yeongju and Ulsan facilities in Korea in 1999 and 2000, respectively. Alcan’s acquisition of Alusuisse Group Ltd. in 2000 and Pechiney in 2003 provided us with additional sheet and foil rolling facilities.
Our Industry
      The aluminum rolled products market represents the supply of and demand for aluminum sheet, plate and foil produced either from sheet ingot or continuously cast roll-stock in rolling mills operated by independent aluminum rolled products producers and integrated aluminum companies alike.
      Aluminum rolled products are semi-finished aluminum products that constitute the raw material for the manufacture of finished goods ranging from automotive body panels to household foil. There are two major types of manufacturing processes for aluminum rolled products differing mainly in the process used to achieve the initial stage of processing:

•	“hot mills” that require sheet ingot, a rectangular slab of aluminum, as starter material; and

•	“continuous casting mills” that can convert molten metal directly into semi-finished sheet.
      Both processes require subsequent rolling, which we call cold rolling, and finishing steps such as annealing, coating, leveling or slitting to achieve the desired thicknesses and metal properties. Most customers receive shipments in the form of aluminum coil, a large roll of metal, which can be fed into their fabrication processes.
      There are two sources of input material: primary aluminum, such as molten metal, re-melt ingot and sheet ingot, and recycled aluminum, such as recyclable material from fabrication processes, which we refer to as recycled process material, used beverage cans and other post-consumer aluminum.
      Primary aluminum can generally be purchased at prices set on the London Metal Exchange, or LME, plus a premium that varies by geographic region of delivery, form (ingot or molten metal) and alloy.
      Recycled aluminum is also an important source of input material. Aluminum is infinitely recyclable and recycling it requires approximately 5% of the energy needed to produce primary aluminum. As a result, in regions where aluminum is widely used, manufacturers are active in setting up collection processes in which used beverage cans and other recyclable aluminum are collected for re-melting at purpose-built plants. Manufacturers may also enter into agreements with customers who return recycled process material and pay to have it re-melted and rolled into the same product again.
      There has been a long term industry trend towards lighter gauge (thinner) rolled products, which we refer to as downgauging, where customers request products with similar properties using less metal in order to reduce costs and weight. For example, aluminum rolled products producers and can fabricators have continuously developed thinner walled cans with the same strength as previous generation containers, resulting in a lower cost unit. As a result of this trend, aluminum tonnage across the spectrum of aluminum rolled products, and particularly for the beverage/food cans end-use market, has declined on a per unit basis, but actual rolling machine hours per unit have increased. Because the industry has historically tracked growth based on aluminum tonnage shipped, we believe the downgauging trend may contribute to an understatement of the actual growth of revenue attributable to rolling in some end-use markets.
End-use Markets
      Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into four end-use markets based upon similarities in end-use applications: construction and industrial, beverage/food cans, foil products and transportation. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures, a range of tempers (hardness), gauges

(thickness) and widths, and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding the percentage of our sales and operating revenues derived from each of these end-use markets.
      Construction and Industrial. Construction is the largest application within this end-use market. Aluminum rolled products developed for the construction industry are often decorative, offer insulating properties, are durable and corrosion resistant, and have a high strength-to-weight ratio. Aluminum siding, gutters, and downspouts comprise a significant amount of construction volume. Other applications include doors, windows, awnings, canopies, façades, roofing and ceilings.
      Aluminum’s ability to conduct electricity and heat and to offer corrosion resistance makes it useful in a wide variety of electronic and industrial applications. Industrial applications include electronics and communications equipment, process and electrical machinery and lighting fixtures. Uses of aluminum rolled products in consumer durables include microwaves, coffee makers, flat screen televisions, air conditioners (which use finstock in heat exchangers), pleasure boats and cooking utensils.
      Another industrial application is lithographic sheet. Print shops, printing houses and publishing groups use lithographic sheet to print books, magazines, newspapers and promotional literature. In order to meet the strict quality requirements of the end-users, lithographic sheet must meet demanding metallurgical, surface and flatness specifications.
      Beverage/ Food Cans. Beverage cans are the largest aluminum rolled products application, accounting for approximately a quarter of worldwide shipments in 2004, according to CRU. The recyclability of aluminum cans enables them to be used, collected, melted, and returned to the original product form many times, unlike steel, paper or polyethylene terephthalate plastic, or PET plastic, which deteriorate with every iteration. Aluminum beverage cans also offer advantages in fabricating efficiency and shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost efficient to ship. Downgauging and changes in can design help to reduce total costs on a per can basis and contribute to making aluminum more competitive with substitute materials.
      Beverage can sheet is sold in coil form for the production of can body, ends and tabs. The material can be ordered as rolled, degreased, pre-lubricated, pre-treated and/or lacquered. Typically, can makers define their own specifications for material to be delivered in terms of alloy, gauge, width, and surface finish.
      Other applications in this end-use market include food cans and screw caps for the beverage industry.
      Foil Products. Aluminum, because of its relatively light weight, recyclability and formability, has a wide variety of uses in packaging. Converter foil is very thin aluminum foil, plain or printed, that is typically laminated to plastic or paper to form an internal seal for a variety of packaging applications including juice boxes, pharmaceuticals, food pouches, cigarette packaging and lid stock. Customers order coils of converter foil in a range of thicknesses from 6 microns to 60 microns.
      Household foil includes home and institutional aluminum foil wrap, sold as a branded or generic product. Known in the industry as packaging foil, it is manufactured in thicknesses from 11 microns to 23 microns. Container foil is used to produce semi-rigid containers such as pie plates and take-out food trays and is usually ordered in a range of thicknesses from 60 microns to 200 microns.
      Transportation. Heat exchangers, such as radiators and air conditioners, is an important application for aluminum rolled products in the truck and automobile categories of the transportation end-use market. Original equipment manufacturers also use aluminum sheet with specially treated surfaces and other specific properties for interior and exterior applications. Newly developed alloys are being used in transportation tanks and rigid containers that allow for safer and more economical transportation of hazardous and corrosive goods.
      There has been recent growth in certain geographic markets in the use of aluminum rolled products in automotive body panel applications, including hoods, deck lids, fenders and lift gates. These uses typically result from co-operative efforts between aluminum rolled products manufacturers and their customers that yield tailor-made solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. We believe the recent growth in automotive body panel applications is due in part to the lighter weight, better fuel economy and performance associated with this application.
      Aluminum rolled products are also used in aerospace applications, a segment of the transportation market in which we do not compete. Aerospace-related consumption of aluminum rolled products has historically represented a relatively small portion of total aluminum rolled products market shipments.
      Aluminum is also used in the construction of ships’ hulls and superstructures and passenger rail cars because of its strength, light weight, formability and corrosion resistance.
Market Structure
      The aluminum rolled products industry is characterized by economies of scale, significant capital investments required to achieve and maintain technological requirements, and demanding customer qualification standards. The service and efficiency demands of large customers have encouraged consolidation among suppliers of aluminum rolled products. To overcome these obstacles in small but growing markets, established Western companies have entered into joint ventures with local companies to provide necessary product and process know-how and capital.
      While our customers tend to be increasingly global, many aluminum rolled products tend to be produced and sold on a regional basis. The regional nature of the markets is influenced in part by the fact that not all mills are equipped to produce all types of aluminum rolled products. For instance, only a few mills in Europe, a few mills in Asia, and one mill in South America, our Pindamonhangaba, or Pinda, facility, produce beverage can body and end stock. In addition, individual aluminum rolling mills generally supply a limited range of end-use applications, and seek to maximize profits by producing high volumes of the highest margin mix given available capacity and equipment capabilities.
      Certain multi-purpose common alloy and plate rolled products are imported into Europe and North America from producers in emerging markets, such as Brazil, Africa, Russia and China. However, at this time we believe that these producers are generally unable to meet the quality requirements, lead times and specifications of customers for more demanding applications. In addition, high freight costs, import duties, inability to take back recycled aluminum, lack of technical service capabilities and long lead-times mean that many developing market exporters are viewed as second-tier suppliers. Therefore, many of our customers in the Americas, Europe and Asia do not look to suppliers in these emerging markets for a significant portion of their requirements.
Competition
      The aluminum rolled products market is highly competitive. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors in North America are Alcoa, Aleris International, Inc., Wise Metal Group LLC, Norandal Aluminum, Corus Group Plc, Arco Aluminum, Inc. and Alcan; our primary competitors in Europe are Norsk Hydro A.S.A., Alcan, Alcoa and Corus; our primary competitors in Asia-Pacific are Unifus Aluminum Co., Sumitomo Light Metal Company, Ltd., Kobe Steel Ltd. and Alcoa; and our primary competitors in South America are Companhia Brasileira de Alumínio, Alcoa and Aluar Aluminio Argentino. The factors influencing competition vary by region and end-use market but generally, we compete on the basis of our value proposition, including price, product quality, the ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service. In some regions and end-use markets, competition is also affected by fabricators’ requirements that suppliers complete a qualification process to supply their plants. This process can be rigorous and may take many months to complete. As a result, obtaining business from these customers can be a lengthy and expensive process; however, the ability to obtain and maintain these qualifications can represent a competitive advantage.

      In addition to competition from within the aluminum rolled products industry, we, as well as other aluminum rolled products manufacturers, face competition from non-aluminum materials, as fabricators and end-users have, in the past, demonstrated a willingness to substitute other materials for aluminum. In the beverage/food cans end-use market, aluminum rolled products’ primary competitors are glass, PET plastic and steel. In the transportation end-use market, aluminum rolled products compete mainly with steel. Aluminum competes with wood, plastic and steel in building products applications. Factors affecting competition with substitute materials include price, ease of manufacture, consumer preference and performance characteristics.
Key Factors Affecting Supply and Demand
      The following factors have historically affected the demand for aluminum rolled products:
      Economic Growth. We believe that economic growth is the single largest driver of aluminum rolled products demand. In mature markets, growth in demand has typically correlated closely with growth in industrial production. In emerging markets such as China, growth in demand typically exceeds industrial production growth largely because of expanding infrastructures, capital investments and rising incomes that often accompany economic growth in these markets.
      Substitution Trends. Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. For example, in North America, competition from PET plastic containers and glass bottles, and changes in consumer preferences in beverage containers, have, in recent years, reduced the growth rate of aluminum can sheet in North America from the high rates experienced in the 1970s and 1980s. Despite changes in consumer preferences, North American aluminum beverage can shipments have remained at approximately 100 billion cans per year since 1994 according to the Can Manufacturers’ Institute.
      LME and Local Currency Effect. U.S. dollar denominated trading of primary aluminum on the LME has two primary effects on demand. First, significant shifts between the value of the local currency of the end-user and the U.S. dollar may affect the cost of aluminum to the end-user relative to substitute materials, depending on the cost of the substitute material in local currency. Second, the uncertainty of primary metal movements on the LME may discourage product managers in industries such as automotive from making long term commitments to use aluminum parts. Long term forward contracts can be used by manufacturers to reduce the impact of LME price volatility.
      Downgauging. Increasing technological and asset sophistication has enabled aluminum rolling companies to offer consistent or even improved product strength using less material, providing customers with a more cost-effective product. This continuing trend reduces raw material requirements, but also effectively increases rolled products’ plant utilization rates and reduces available capacity because the same number of units require more rolling hours to achieve thinner gauges. As utilization rates increase, revenues rise as pricing tends to be based on machine hours used rather than on the volume of material rolled. On balance, we believe that downgauging has enhanced overall market economics for both users and producers of aluminum rolled products.
      Seasonality. Demand for certain aluminum rolled products is significantly affected by seasonal factors. As the temperature increases so does consumption of beer and soft drinks packaged in aluminum cans. Summer construction starts also increase demand for aluminum sheet used in the construction and industrial end-use market. For these reasons, revenues typically peak in the northern hemisphere in the second and third quarters, while sales in the southern hemisphere, which account for a relatively small portion of our revenues, are highest in the first and fourth quarters.
      The following factors have historically affected the supply of aluminum rolled products:
      Production Capacity. As in most manufacturing industries with high fixed costs, production capacity has the largest impact on supply in the aluminum rolled products industry. In the aluminum rolled products industry, the addition of production capacity requires large capital investments and significant plant construction or expansion and typically requires long lead-time equipment orders.

      Alternative Technology. Advances in technological capabilities allow aluminum rolled products producers to better align product portfolio and supply with industry demand. As an example, continuous casting offers the ability in some markets to increase capacity in smaller increments than is possible with hot mill additions. This enables production capacity to better adjust to small year-over-year increases in demand. However, the continuous casting process permits the production of a more limited range of products.
      Trade. Some trade flows do occur between regions despite shipping costs, import duties and the need for localized customer support. Higher value-added, specialty products such as lithographic sheet are more likely to be traded internationally, especially if demand in certain markets exceeds local supply. With respect to less technically demanding applications, emerging markets with low cost inputs may export commodity aluminum rolled products to larger, more mature markets. Accordingly, regional changes in supply, such as plant expansions, may have some effect on the worldwide supply of commodity aluminum rolled products.
Our Business Strategy
      As a separate company, our management will be free to focus on aluminum rolled products, which we believe enables us to respond more quickly to market demands and maximize the efficient allocation of our capital, technical and human resources. As a separate company, we are also able to provide incentives to our management and employees that more closely align their interests with the performance of the aluminum rolled products business.
      Our primary objective is to maximize shareholder value by increasing our revenues and profitability in the North American, European, Asia-Pacific and South American aluminum rolled products markets. We intend to achieve our objective through the application of our business strengths to the strategic initiatives outlined below. We intend to:
      Address Customer Needs with Innovative and Market-Driven Products. We intend to enhance value to our customers by improving the quality of our products and services. We intend to conduct research and development that generates new products and processes to enable us to maintain long term partnerships with our key customers. Significant growth opportunities in aluminum rolled products consumption have typically come from product substitution opportunities, such as thin aluminum foil in packaging applications, automotive body panels and aluminum building materials. We plan to work in partnership with our customers to develop new uses for our various products by substituting highly engineered aluminum rolled products for other materials, thereby developing new markets for our products. We believe that our experience in process innovation, developing new technologies in surface treatment, casting, alloying, laser semi-finishing, forming and joining, and our ability to develop specialized aluminum rolled products solutions, will assist our efforts. We plan to address higher technology and more profitable end-use markets with proprietary products and processes that will be unique and attractive to our customers.
      Develop and Implement a New Metal Conversion Business Model. Since we have separated from an integrated aluminum producer, we intend to implement a new metal conversion business model focused on the aluminum rolled products markets and emphasizing product line selection based on higher value-added rather than volume, economies of utilization and a higher focus on recyclables. We believe the resulting change will allow us to react more quickly in all markets and better align our business with customer requirements.
      Improve Production From Existing Assets and Reduce Capital Needs. We intend to optimize our production capacity in order to focus on achieving attractive returns on our capital assets without investing significant amounts of new capital. Our modern mills in North America, Europe, Asia and South America give us the ability to manufacture a wide range of value-added differentiated aluminum rolled products enabling us to selectively move production among our mills within these regions based on market demand. We believe that our separation from Alcan and its vertically integrated production chain will offer us further opportunities to improve sourcing logistics and increase working capital efficiency. Other opportunities for capital reductions include increasing the use of tolling which reduces our capital requirements because the metal being processed is owned by the customer. Tolling refers to the process by which customers provide their own metal to us to be converted into a rolled product, and are charged a value-added conversion cost, instead of the metal plus value-added conversion cost. Tolling allows us to generate revenues by converting the metal without having to devote capital to maintaining inventories of metal.
      Leverage Economies of Scale in Raw Material Sourcing. We intend to continue working with our suppliers to further leverage economies of scale in our purchase of primary aluminum, supplies and services. Our metal management strategy includes plans to develop our recycling program further with a focus on sources of material such as used beverage cans, as well as other forms of recycled material in all regions in which we operate, which will expand our access to more cost effective sources of aluminum. We also have the ability to expand our sheet ingot casting capacity in the different regions in which we operate, which can be used to reduce reliance on, or maintain costs from, third party sheet ingot suppliers.
      Capture Growth in Targeted Markets. We intend to capitalize on our international presence in order to capture growth opportunities in targeted aluminum rolled products markets such as beverage cans in selected regions and the growing automotive component market on the North American, European and Asian continents. We also own technology relating to the two main types of continuous casting processes, namely belt caster and twin roll caster, providing us with a cost advantage when examining options to profitably serve common alloy aluminum rolled products production in emerging markets such as China, Eastern Europe and South America. We intend to use these strengths, through royalty arrangements, joint ventures with local partners, or on a stand-alone basis, to grow profitably when opportunities arise in these emerging markets.
      Pursue Selected Expansion and Acquisition Opportunities. We intend to use our management team, large scale operations, technical resources, market focus and operating cash flow to identify and take advantage of appropriate expansion and acquisition opportunities as they may arise.
      We expect that implementation of these strategic initiatives will enable us to generate stable earnings and cash flow from operating activities. In the near-term, we expect to use a substantial portion of our excess cash flow to repay debt and reduce our leverage, which is required by the terms of the senior secured credit facilities we entered into in connection with the reorganization transactions. We will then consider other alternatives to maximize shareholder value such as investment opportunities and increased return of cash to shareholders consistent with achieving and maintaining our optimum financial structure.
Our Business Groups
      Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four business groups. The business groups are Novelis North America (NNA), Novelis Europe (NE), Novelis Asia (NA) and Novelis South America (NSA).
      The table below sets forth the contribution of each of our business groups to our sales and operating revenues, business group profit, total assets and shipments for the years ended December 31, 2004, 2003 and 2002. The measure of profitability of operating segments historically used by Alcan is referred to as business group profit, or BGP. BGP comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring, impairment and other special charges and pension actuarial gains, losses and other adjustments and mark to market adjustments on derivatives, that are not under the control of our business groups or are not considered in the measurement of their profitability. BGP also includes our proportionate share of unconsolidated joint ventures as their performance is measured within each operating segment.

	2004	2003	2002

	(All amounts in $ millions,
Business Group(i)	except shipments, which are in kt)
Novelis North America
Sales and operating revenues	2,964	2,385	2,517
BGP	237	206	277
Total assets	1,301	1,131	1,130
Shipments	1,175	1,083	1,165
Novelis Europe
Sales and operating revenues	3,081	2,510	2,218
BGP	188	173	130
Total assets	2,504	2,167	1,650
Shipments	1,089	1,012	926
Novelis Asia
Sales and operating revenues	1,194	918	785
BGP	79	68	35
Total assets	954	837	824
Shipments	491	428	378
Novelis South America
Sales and operating revenues	525	414	379
BGP	143	112	90
Total assets	773	733	720
Shipments	264	258	244

(i)	The sales and operating revenues and shipment information presented in the table above excludes intersegment revenues and shipments.
      Our 37 operating facilities in 12 countries provide us with highly automated, flexible and advanced manufacturing capabilities. In addition to the aluminum rolled products plants, NSA operates bauxite mining, alumina refining, hydro power plants and smelting facilities. We believe our facilities have the assets required for efficient production and are well managed and maintained. For a further discussion of financial information by geographic area, refer to note 25 to our audited combined financial statements.
Novelis North America
      Through 12 aluminum rolled products facilities, including three recycling facilities, NNA manufactures aluminum sheet and light gauge products. Important end-use applications for NNA include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.
      In 2004, NNA had sales and operating revenues of $2,964 million, representing 38% of our total sales and operating revenues, and shipments of 1,175 kilotonnes, including tolled metal, representing 39% of our total shipments.
      In 2004, approximately 60% of NNA’s production was directed to beverage can sheet. The beverage can end-use application is technically demanding to supply and pricing is competitive. Producers with low-cost and technologically advanced manufacturing facilities and technical support capability have a competitive advantage. Recycling is important in the manufacturing process and NNA has three facilities that collect and remelt post-consumer aluminum and recycled process material. Most of the recycled material is from used beverage cans and the material is cast into sheet ingot for NNA’s can sheet production plants.

Novelis Europe
      NE provides European markets with value-added sheet and light gauge products through its 17 operating plants. In 2004, NE had sales and operating revenues of $3,081 million, representing 40% of our total sales and operating revenues, and shipments of 1,089 kilotonnes, including tolled metal, representing 36% of our total shipments.
      NE serves a broad range of aluminum rolled product end-use applications. Construction and industrial represents the largest end-use market in terms of shipment volume by NE. NE supplies plain and painted sheet for building products such as roofing, siding, panel walls and shutters, where, due to the material’s recyclability, aluminum products compare favourably with non-metallic building materials that usually have to be disposed of in landfills after demolition.
      NE also has packaging facilities at three locations, and in addition to rolled product plants, NE has distribution centers in Italy and France together with sales offices in several European countries.
Novelis Asia
      NA operates three manufacturing facilities in the Asian region and manufactures a broad range of sheet and light gauge products. In 2004, NA had sales and operating revenues of $1,194 million, representing 15% of our total sales and operating revenues, and shipments of 491 kilotonnes, including tolled metal, representing 16% of our total shipments.
      NA production is balanced between the foil products, construction and industrial, and beverage/food can end-use markets. We believe that NA is well-positioned to benefit from further economic development in China.
Novelis South America
      NSA operates two rolling plants and two primary aluminum manufacturing facilities and has an interest in a calcined coke manufacturing facility, each located in Brazil. NSA manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage/food can, construction and industrial and transportation end-use markets.
      In 2004, NSA had sales and operating revenues of $525 million, representing 7% of our total sales and operating revenues, and shipments of 264 kilotonnes, including tolled metal, representing 9% of our total shipments.
      The primary aluminum produced by NSA’s mine, refinery and smelters is used by our Brazilian aluminum rolled products operations, with any excess production being sold on the market in the form of aluminum billets. In 2004, NSA had sales of 30 kilotonnes of primary metal. NSA generates a portion of its own power requirements. NSA also owns options to develop additional hydroelectric power facilities.
Raw Materials and Suppliers
      The raw materials that we use in manufacturing include primary aluminum, recycled aluminum, sheet ingot, alloying elements and grain refiners. Our smelters also use alumina, caustic soda and calcined petroleum coke and resin. These raw materials are generally available from several sources and are not subject to supply constraints under normal market conditions. We also consume considerable amounts of energy in the operation of our facilities.
Aluminum
      We obtain aluminum from a number of sources, including the following:
      Primary Aluminum Purchases. We purchased approximately 2,100 kilotonnes of primary aluminum in 2004 in the form of sheet ingot and standard ingot, as quoted on the LME, 52% of which we purchased from

Alcan. Following our separation from Alcan, we have continued to source aluminum from Alcan pursuant to the metal supply agreements described under “ — Arrangements Between Novelis and Alcan.”
      Primary Aluminum Production. We produced approximately 109 kilotonnes of our own primary aluminum requirements in 2004 through our smelter and related facilities in Brazil.
      Recycled Aluminum Products. We operate facilities in several plants to recycle post-consumer aluminum, such as used beverage cans collected through recycling programs. In addition, we have agreements with several of our large customers where we take recycled processed material from their fabricating activity and re-melt, cast and roll their recycled aluminum products and re-supply them with aluminum sheet. Other sources of recycled material include lithographic plates, where over 90% of aluminum used is recycled, and products with longer lifespans, like cars and buildings, which are just starting to become high volume sources of recycled material. We purchased approximately 800 kilotonnes of recycled material in 2004.
      The majority of recycled material collected and re-melted is directed back through can-stock plants. The net effect of these activities is that 29% of our aluminum rolled products production in 2004 was made with recycled material.
      Sheet Ingot. We have the ability to cast sheet ingot, which are the slabs of aluminum that are fed into hot rolling mills to make aluminum rolled products. Casting, which requires precise control of heat and metal alloys, can have a major impact on the quality of the sheet ingot produced and all aluminum rolled products that are subsequently produced from that sheet ingot. In 2004, we were able to supply 71% of our internal needs for sheet ingot, which helped us to control the quality of the sheet ingot we used, and generated cost savings and sourcing flexibility. We purchased the remainder from Alcan and other providers on longer term contracts. Following the separation, we have continued to source a portion of our sheet ingot requirements from Alcan pursuant to the metal supply agreements described under “ — Arrangements Between Novelis and Alcan.”
Energy
      We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In 2004, natural gas and electricity represented more than 75% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing volatility in the United States has increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.
      A portion of our electricity requirements are purchased pursuant to long term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. NSA has its own hydroelectric facilities that meet a substantial portion of its local electricity requirements for smelting operations.
Others
      We also have bauxite and alumina requirements. We will satisfy some of our alumina requirements for the near term pursuant to the alumina supply agreement we have entered into with Alcan as discussed below under “ — Arrangements Between Novelis and Alcan”.
Our Customers
      Although we provide products to a wide variety of customers in each of the markets that we serve, we have experienced consolidation trends among our customers in many of our key end-use markets. In 2004, approximately 41% of our total sales and operating revenues were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users.

      Our major customers include Agfa-Gevaert N.V., Alcan’s packaging business group, Anheuser-Busch Companies, Inc., affiliates of Ball Corporation, various bottlers of the Coca-Cola system, Crown Cork & Seal Company, Inc., Daching Holdings Limited, DaimlerChrysler AG, Ford Motor Company, General Motors Corporation, Lotte Aluminum Co. Ltd., Kodak Polychrome Graphics GmbH, Pactiv Corporation, Rexam Plc, Ryerson Tull, Inc., Tetra Pak Ltd., Thyssen and Visteon Corporation.
      We sell most of our products under long-term contracts with pricing based on “margin over metal” pricing, which is subject to periodic adjustments based on market factors.
      In our largest end-use market, beverage can sheet, we sell directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we also operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us. The bottlers are not responsible for the contractual performance by the can fabricators that we supply under these umbrella agreements. Among these umbrella agreements is one, referred to as the CC agreement, with several North American bottlers of Coca-Cola branded products, including Coca-Cola Enterprises and its affiliates. This agreement is based on arrangements that have been in place since 1997 and is subject to periodic renewal. Under the CC agreement we shipped approximately 400 kilotonnes of beverage can sheet, including tolled metal, in 2004. These shipments were made to, and we received payment from, our direct customers, being the beverage can fabricators that sell beverage cans to the Coca-Cola associated bottlers. Under the CC agreement, bottlers in the Coca-Cola system may join the CC agreement by committing a specified percentage of the can sheet required by their can fabricators to us. Pricing under the CC agreement is set for the duration of the agreement, but is subject to change in the event of changes in the competitive environment or to the competitive industry price structure.
      Purchases by Rexam Plc and its affiliates from our operations in all of our business segments represented approximately 11.1%, 9.6% and 11.3% of our total sales and operating revenues in 2004, 2003 and 2002, respectively. Rexam Plc’s North American affiliates are the largest customers purchasing under the CC agreement.
Distribution and Backlog
      We have two principal distribution channels for the end-use markets in which we operate: direct sales and distributors (who are sometimes referred to as stockists). In 2004, 14% of our total sales and operating revenues were derived from distributors and 86% of our total sales and operating revenues were derived from direct sales from our customers.
Direct Sales
      We supply various end-use markets in approximately 88 countries through a direct sales force that operates from individual plants or sales offices, as well as from regional sales offices in 21 countries. The direct sales channel typically involves very large, sophisticated fabricators and original equipment manufacturers. Long standing relationships are maintained with leading companies in industries that use aluminum rolled products. Supply contracts for large global customers generally range from one to five years in length and historically there has been a high degree of renewal business with customers. Given the customized nature of products and in some cases, large order sizes, switching costs are significant, thus adding to the overall consistency of the customer base.
      We also use third-party agents or traders in some regions to complement our own sales force. They provide service to our customers in countries where we do not have local expertise. We tend to use third-party agents in Asia and South America more frequently than in other regions.
Distributors
      We also sell our products through aluminum distributors, particularly in North America and Europe. Customers of distributors are widely dispersed, and sales through this channel are highly fragmented.

Distributors sell mostly commodity or less specialized products into many end-use markets, including the construction and industrial and transportation markets. We collaborate with our distributors to develop new end-use applications and improve the supply chain and order efficiencies.
Backlog
      We produce aluminum rolled products primarily to meet our customers’ requirements established under annual or multi-year contracts, which are typically not “take-or-pay” contracts and we do not believe that order backlog is a material aspect of our business.
Research and Development
      In 2004, we spent $58 million on research and development activities in our plants and modern research facilities, which included mini-scale production lines equipped with hot mills, can lines and continuous casters. We spent $62 million on research and development activities in 2003 and $67 million in 2002. We conduct research and development activities at our mills in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 300 employees dedicated to research and development and customer technical support, located in many of our plants and research centers.
Our Employees
      We have approximately 13,500 employees. A significant portion of our employees, approximately 6,900, are employed in our European operations and approximately 3,000 are employed in North America. With respect to the remainder of our workforce, approximately 1,600 are employed in Asia and approximately 2,000 are employed in South America and other areas. Approximately two-thirds of our employees are represented by labour unions and their employment conditions governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of different durations. We believe that we have good labour relations in all our operations and have not experienced a significant labour stoppage in any of our principal operations during the last decade.
Intellectual Property
      In connection with our separation from Alcan, Alcan has assigned or licensed to us a number of important patents, trademarks and other intellectual property rights owned or previously owned by Alcan and required for our business. Ownership of intellectual property that is used by both us and Alcan is owned by one of us, and licensed to the other. Certain specific intellectual property rights which have been determined to be exclusively useful to us or which were required to be transferred to us for regulatory reasons have been assigned to us with no license back to Alcan.
      We own technology relating to the two main types of continuous casting processes. Continuous casting mills are an alternative technology for making aluminum rolled products, using a process that converts molten aluminum directly into hot coils for further processing. Because small incremental capacity additions of between 10 kilotonnes and 175 kilotonnes can be made at lower capital investment than a hot mill, continuous casting mills offer the industry a better way of matching supply and demand, especially in emerging markets. We developed the belt caster technology named Flexcaster through internal research and development, and acquired the twin roll casting machine technology through the Pechiney acquisition. We will continue to specialize in the development and sales of continuous casting equipment in order to maintain our position as the world leading manufacturer of continuous casting machines.
Environment, Health and Safety
      We own and operate numerous manufacturing and other facilities in various countries around the world. Our operations are subject to numerous and increasingly stringent laws and regulations governing the protection of the environment, health and safety. We regularly monitor and conduct environment, health and safety assessments of our facilities. Environment, health and safety is a key component of our management operating system. We believe we have well-developed processes and we expect to continue to focus on this component going forward.
Arrangements Between Novelis and Alcan
      In connection with our separation from Alcan, we and Alcan entered into a separation agreement and several ancillary agreements to complete the transfer of the businesses contributed to us by Alcan and the distribution of our shares to Alcan common shareholders. We may in the future enter into other commercial agreements with Alcan, the terms of which will be determined at the relevant times.
Separation Agreement
      The separation agreement sets forth the agreement between us and Alcan with respect to: the principal corporate transactions required to effect our separation from Alcan; the transfer to us of the contributed businesses; the distribution of our shares to Alcan shareholders; and other agreements governing the relationship between Alcan and us following the separation. Under the terms of the separation agreement, we assume and agree to perform and fulfill all of the liabilities and obligations of the contributed businesses and of the entities through which such businesses were contributed, including liabilities and obligations related to discontinued rolled products businesses conducted by Alcan prior to the separation, in accordance with their respective terms.

Releases and Indemnification
      The separation agreement provides for a full and complete mutual release and discharge of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the separation, between or among us or any of our subsidiaries, on the one hand, and Alcan or any of its subsidiaries other than us, on the other hand, except as expressly set forth in the agreement. The liabilities released or discharged include liabilities arising under any contractual agreements or arrangements existing or alleged to exist between or among any such members on or before the separation, other than the separation agreement, the ancillary agreements described below and the other agreements referred to in the separation agreement.
      We have agreed to indemnify Alcan and its subsidiaries and each of their respective directors, officers and employees, against liabilities relating to, among other things:

•	the contributed businesses, liabilities or contracts;

•	liabilities or obligations associated with the contributed businesses, as defined in the separation agreement, or otherwise assumed by us pursuant to the separation agreement; and

•	any breach by us of the separation agreement or any of the ancillary agreements we entered into with Alcan in connection with the separation.
      Alcan has agreed to indemnify us and our subsidiaries and each of our respective directors, officers and employees against liabilities relating to:

•	liabilities of Alcan other than those of an entity forming part of our group or otherwise assumed by us pursuant to the separation agreement;

•	any liability of Alcan or its subsidiaries, other than us, retained by Alcan under the separation agreement; and

•	any breach by Alcan of the separation agreement or any of the ancillary agreements we entered into with Alcan in connection with the separation.
      The separation agreement also specifies procedures with respect to claims subject to indemnification and related matters.

Further Assurances
      Both we and Alcan have agreed to use our commercially reasonable efforts, prior to, on and after the separation, to take, or cause to be taken, all actions, and to do, or cause to be done, all things, reasonably necessary or advisable under applicable laws and agreements to complete the transactions contemplated by the agreement and the other ancillary agreements described below.

Non-solicitation of Employees
      Except with the written approval of the other party and subject to certain exceptions provided in the agreement, we and Alcan have agreed not to, for a period of two years following the separation, (1) directly or indirectly solicit for employment or recruit the employees of the other party or one of its subsidiaries, or induce or attempt to induce any employee of the other party or one of its subsidiaries to terminate his or her relationship with that other party or subsidiary, or (2) enter into any employment, consulting, independent contractor or similar arrangement with any employee or former employee of the other party or one of its subsidiaries, until one year after the effective date of the termination of such employee’s employment with the other party or one of its subsidiaries, as applicable.

Non-competition
      We have agreed not to engage, directly or indirectly, in any manner whatsoever, for a period of five years following the separation, in the manufacturing, production and sale of certain products for the plate and aerospace markets, unless expressly permitted to do so under the terms of the agreement.

Change of Control
      We have agreed (1) not to undergo a change of control event, as defined in the separation agreement, for a period of 12 months following the separation, and (2) in the event of a change of control (including a change of control achieved in an indirect manner), during the four-year period following the first anniversary of the separation, to provide Alcan, within 30 days thereafter with a written undertaking of the acquirer that such acquirer shall be bound by the non-compete covenants set forth in the separation agreement during the remainder of the four-year period, to the same extent as if it had been an original party to the agreement.
      If a change of control event occurs during the 12 month period following the separation, or if, at any time during the four-year period following the first anniversary of the separation a change of control of our company occurs and the person or group of persons who acquired control of our company fails to execute and deliver the undertaking mentioned above or refuses, neglects or fails to comply with any of its obligations pursuant to such undertaking (each a “control-related event”), Alcan will have a number of remedies, including terminating any or all of the metal supply agreements, the technical services agreements, or the intellectual property licenses granted to us or any of our subsidiaries in the intellectual property agreements, or the transitional services agreement.

Ancillary Agreements
      In connection with our separation from Alcan, we entered into a number of ancillary agreements with Alcan governing certain terms of our separation as well as various aspects of our relationship with Alcan following the separation. These ancillary agreements include:
      Transitional Services Agreement. Pursuant to the transitional services agreement, Alcan will provide to us or we will provide to Alcan, as applicable, on an interim, transitional basis, various services, including, but not limited to, treasury administration, selected benefits administration functions, employee compensation and information technology services. The agreed upon charges for these services generally allows us or Alcan, as applicable, to recover fully the allocated costs of providing the services, plus all out-of-pocket costs and expenses plus a margin of five percent. No margin will be added to the cost of services supplied by external suppliers. In general, the services began on the separation date and will cover a period generally not expected to exceed 12 months following the separation. With respect to particular services, we or Alcan, depending on who is the recipient of the relevant services, may terminate the agreement with respect to one or more of those services upon prior written notice.
      Metal Supply Agreements. We and Alcan have entered into four multi-year metal supply agreements pursuant to which Alcan will supply us with specified quantities of remelt ingot, molten metal and sheet ingot in North America and Europe on terms and conditions substantially similar to market terms and conditions during specific periods. These agreements are anticipated to provide us with the ability to cover some metal requirements through a fixed price purchase mechanism. In addition, an ingot supply agreement in effect between Alcan and Alcan Taihan Aluminum prior to the separation remains in effect following the separation.
      Foil Supply Agreements. We have entered into foil supply agreements with Alcan for the supply of foil from our facilities located in Norf, Ludenscheid and Ohle, Germany to Alcan’s packaging facility located in Rorschach, Switzerland as well as from our facilities located in Utinga, Brazil to Alcan’s packaging facility located in Maua, Brazil. These agreements are for five-year terms during the course of which we will supply specified percentages of Alcan’s requirements for its facilities described above (in the case of Alcan’s Rorschach facility, 95% in 2005, 94% in 2006, 93% in 2007, 92% in 2008 and 90% in 2009, and in the case of Alcan’s Maua facility, 70%). In addition, we will continue to supply certain of Alcan’s European operations with foil under the terms of two agreements that were in effect prior to the separation.
      Alumina Supply Agreements. We have entered into a ten-year alumina supply agreement with Alcan pursuant to which we will purchase from Alcan, and Alcan will supply to us, alumina for our primary aluminum smelter located in Aratu, Brazil. The annual quantity of alumina to be supplied under this agreement is between 85,000 metric tonnes to 126,000 metric tonnes. In addition, an alumina supply agreement between Alcan and Novelis Deutschland GmbH that was in effect prior to the separation remains in effect following the separation.
      Intellectual Property Agreements. We and Alcan have entered into intellectual property agreements pursuant to which Alcan has assigned or licensed to us a number of important patents, trademarks and other intellectual property rights owned by Alcan and required for our business. Ownership of intellectual property that is used by both us and Alcan is owned by one of us and licensed to the other. Certain specific intellectual property rights which were determined to be exclusively useful to us or which were required to be transferred to us for regulatory reasons have been assigned to us with no license back to Alcan.
      Sierre Agreements. We and Alcan entered into a number of agreements pursuant to which:

•	Alcan transferred to us certain assets and liabilities of the automotive and other aluminum rolled products businesses relating to the sales and marketing output of the Sierre North Building, which comprises a portion of the Sierre facility in Switzerland, at a transfer price determined by a valuation made by an independent third party, pursuant to the terms of the separation and asset transfer agreements;

•	Alcan leased to us the Sierre North Building and the machinery and equipment located in the Sierre North Building (including the hot and cold mills) for a term of 15 years, renewable at our option for additional five-year periods, at an annual base rent in an amount equal to 8.5% of the book value of the Sierre North Building, the leased machinery or equipment, as applicable, pursuant to the terms of the real estate lease and equipment lease agreements;

•	We and Alcan will have access to, and use of, property and assets that are common to each of our respective operations at the Sierre facility, pursuant to the terms of the access and easement agreement;

•	Alcan agreed to supply us with all our requirements of aluminum rolling slabs for the production of aluminum rolled products at the Sierre facility for a term of ten years, subject to availability, and provided the aluminum rolling slabs meet applicable quality standards and are competitively priced, pursuant to the terms of the metal supply agreement;

•	Alcan will provide certain services to us at the Sierre facility, including services consisting of or relating to environmental testing, chemical laboratory services, utilities, waste disposal, facility safety and security, medical services, employee food service and rail transportation, and we will provide certain services to Alcan at the Sierre facility, including services consisting of or relating to hydraulic and mechanical maintenance, roll grinding and recycled process material for a two-year renewable term, pursuant to the terms of the shared services agreement; and

•	Alcan retains access to all of the total plate production capacity of the Sierre facility, which represents a portion of Sierre’s total hot mill production capacity. The formula for the price to be charged to Alcan for products from the Sierre hot mill is based upon its proportionate share of the fixed production costs relating to the Sierre hot mill (determined by reference to actual production hours utilized by Alcan) and the variable production costs (determined by reference to the volume of product produced for Alcan). Under the tolling agreement, we have agreed to maintain the current standards of maintenance, management and operation of the Sierre hot mill.

      With respect to the use of the machinery or equipment in the Sierre North Building, we have agreed to refrain from making or authorizing any use of it which may benefit any business relating to the sale, marketing, manufacturing, development or distribution of plate or aerospace products.
      Neuhausen Agreements. We have entered into an agreement with Alcan pursuant to which (1) Alcan transferred to us various laboratory and testing equipment used in the aluminum rolling sheet business located in Neuhausen, Switzerland and (2) approximately 35 employees transferred from Alcan to us at the Neuhausen facility. In addition, we have assumed certain obligations in connection with the operations of the Neuhausen facility, including (1) the obligation to reimburse Alcan for 100% of its actual and direct costs incurred in terminating employees, cancelling third-party agreements, and discontinuing the use of assets in the event we request Alcan to discontinue or terminate services under the services agreement, (2) the obligation to reimburse Alcan for 20% of the costs to close the Neuhausen facility in certain circumstances, and (3) the obligation to indemnify Alcan for (a) all liabilities arising from the ownership, operation, maintenance, use, or occupancy of the Neuhausen facility and/or the equipment at any time after the separation date and resulting from our acts or omissions or our violation of applicable laws, including environmental laws, (b) all liabilities relating to the employees that transferred from Alcan to us arising before, on or after the separation date, and (c) an amount equal to 20% of all environmental legacy costs related to the Neuhausen facility.
      Tax Sharing and Disaffiliation Agreement. The tax sharing and disaffiliation agreement provides an indemnification if certain factual representations are breached or if certain transactions are undertaken or certain actions are taken that have the effect of negatively affecting the tax treatment of the separation, including the reorganization transactions. It further governs the disaffiliation of the tax matters of Alcan and its subsidiaries or affiliates other than us, on the one hand, and us and our subsidiaries or affiliates, on the other hand. In this respect it allocates taxes accrued prior to the separation and after the separation as well as transfer taxes resulting therefrom. It also allocates obligations for filing tax returns and the management of certain pending or future tax contests and create mutual collaboration obligations with respect to tax matters.
      Employee Matters Agreement. Pursuant to the employee matters agreement, we and Alcan have allocated between us assets, liabilities and responsibilities with respect to certain employee compensation, pension and benefit plans, programs and arrangements and certain employment matters and, more specifically, pursuant to which we have set out the terms and conditions pertaining to the transfer to us of certain Alcan employees. As of the separation date, we hired or employed all of the employees of Alcan and its affiliates who were then involved in the businesses transferred to us by Alcan. During a one-year period following the separation, such employees’ terms and conditions of employment, including pension and benefit plans as well as employment policies, will be comparable, in the aggregate, to the terms and conditions of employment in effect immediately prior to the separation. Employees who transferred to us from Alcan also receive credit for their years of service with Alcan prior to the separation. Effective as of the separation date, we generally assumed all employment compensation and employee benefit liabilities relating to our employees.
      Technical Services Agreements. We have entered into technical services agreements with Alcan pursuant to which (1) Alcan will provide technical support and related services to certain of our facilities in Canada, Brazil and France, and (2) we will provide similar services to certain Alcan facilities in Canada.

These agreements are not long-term agreements. In addition, we have entered into a technical services agreement with Alcan pursuant to which (1) Alcan will provide us with materials characterization, chemical analysis, mechanical testing and formability evaluation and other general support services at the Neuhausen facility, (2) Alcan will provide us and our employees with access to and use of those portions of the Neuhausen facility where the laboratory and testing equipment mentioned above is located, and office space suitable for our technical and administrative personnel, and (3) we will provide Alcan with access to specific technical equipment and additional services upon request from Alcan, in consideration for agreed upon service fees for a period of two years. Following the first year of the term of the Neuhausen technical services agreement, either party may terminate the agreement by providing the other with at least six months’ prior written notice.
      Ohle Agreement. We and Alcan have entered into an agreement pursuant to which we will supply pet food containers to Alcan, which Alcan will market in connection with its related packaging activities. We have agreed for a period of five years not to, directly or indirectly, for ourselves or others, in any way work in or for, or have an interest in, any company or person or organization within the European market which conduct activities competing with the activities of Alcan Packaging Zutphen B.V., a subsidiary of Alcan, related to its pet food containers business.
      Foil Supply and Distribution Agreement. Pursuant to the two-year foil supply and distribution agreement, we will (1) manufacture and supply to, or on behalf of, Alcan certain retail and industrial packages of Alcan brand aluminum foil and (2) provide certain services to Alcan in respect of the foil we supply to Alcan under this agreement, such as marketing and payment collection. We will receive a service fee based on a percentage of the foil sales under the agreement. Pursuant to the terms of the agreement, we have agreed we will not market retail packages of foil in Canada under a brand name that competes directly with the Alcan brand during the term of the agreement.
      Metal Hedging Agreement. We have also entered into an agreement pursuant to which Alcan provides metal price hedging services to us. These fixed forward pricing arrangements help us to reduce the risk of metal price fluctuations when we enter into agreements with customers that provide for fixed metal price arrangements. Alcan charges us fees based on the amount of metal covered by each hedge.
Available Information
      We are subject to the reporting and information requirements of the Exchange Act and, as a result, will file periodic reports, proxy statements and other information with the SEC. We make these filings available on our website, the URL of which is http://www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website does not constitute part of this Annual Report on Form 10-K. As a foreign private issuer, we are not subject to the proxy requirements under Section 14 of the Exchange Act and our executive officers, directors and principal shareholders are not subject to the insider short swing profit reporting and recovery rules under Section 16 of the Exchange Act.

Item 2.	Properties
      We have 37 operating facilities in 12 countries. We believe our facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs.
      The following provides a description, by business group, of the plant processes and end-use markets for our aluminum rolled products, recycling and primary metal facilities.

NNA

Location	Plant Process	Major End-Use Markets

Oswego, New York	Hot rolling, cold rolling recycling	Can stock, Construction/Industrial, Semi-finished coil
Logan, Kentucky(i)	Hot rolling, cold rolling	Can stock
Saguenay, Quebec	Continuous casting	Semi-finished coil
Kingston, Ontario	Cold rolling, finishing	Automotive, Construction/Industrial
Terre Haute, Indiana	Cold rolling, finishing	Foil
Warren, Ohio	Coating	Can stock
Fairmont, West Virginia	Cold rolling, finishing	Foil
Toronto, Ontario	Finishing	Foil, foil containers
Louisville, Kentucky	Cold rolling, finishing	Foil
Burnaby, British Columbia	Finishing	Foil containers

(i)	We own 40% of the shares of Logan Aluminium Inc., but we have made subsequent equipment investments such that we now have access to approximately 67% of Logan’s total production capacity.
      Our Oswego, New York, facility operates modern equipment for used beverage cans recycling, ingot casting, hot rolling, cold rolling and finishing. Oswego produces can stock as well as building and industrial products. Oswego also provides feedstock to our Kingston, Ontario, facility, which produces heat-treated automotive sheet and our Fairmont, West Virginia, facility, which produces light gauge sheet.
      The Logan, Kentucky, facility is a processing joint venture between us and Arco Aluminium, a subsidiary of BP plc. Our original equity investment in the joint venture was 40%, while Arco held the remaining 60% interest. Subsequent equipment investments have resulted in us now having access to approximately 67% of Logan’s total production capacity. Logan, which was built in 1985, is the newest and largest hot mill in North America. Logan operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. Logan is a dedicated manufacturer of aluminum sheet products for the can stock market with modern equipment, efficient workforce and product focus. A portion of the can end stock is coated at NNA’s Warren, Ohio, facility, in addition to Logan’s on-site coating assets. Together with Arco, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the transformed products. All of the fixed assets at Logan are directly owned by us and Arco in varying ownership percentages or solely by us. As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our combined balance sheet includes the assets and liabilities of Logan.
      We share control of the management of Logan with Arco through a seven-member board of directors on which we appoint four members and Arco appoints three. Management of Logan is led jointly by two executive officers, one nominated by us and one nominated by Arco, who are subject to approval by at least five members of the board of directors.
      Our Saguenay Works, Quebec, facility operates the world’s largest continuous caster, which produces feedstock for our three foil rolling plants located in Terre Haute, Indiana, Fairmont, West Virginia and Louisville, Kentucky. The continuous caster was developed through internal research and development and we own the process technology. Our Saguenay Works facility produces aluminum rolled products directly from molten metal, which will be sourced under long term supply arrangements we have with Alcan.
      Along with our recycling center in Oswego, New York, we own two other fully dedicated recycling facilities in Berea, Kentucky and Greensboro, Georgia. Each offers a modern, cost-efficient process to recycle used beverage cans and other recycled aluminum into sheet ingot to supply our hot mills in Logan and Oswego. Berea is the largest used beverage can recycling facility in the world.
NE

Location	Plant Process	Major End-Use Markets

Norf, Germany(i)	Hot rolling, cold rolling	Can stock, foilstock, reroll Construction/Industrial
Göttingen, Germany	Cold rolling, finishing	Can end, Lithographic, Painted sheet
Rogerstone, United Kingdom	Hot rolling, cold rolling	Foilstock, paintstock, reroll
Nachterstedt, Germany	Cold rolling, finishing	Construction/Industrial, Automotive
Sierre, Switzerland(ii)	Hot rolling, cold rolling	Automotive sheet
Pieve, Italy	Continuous casting, cold rolling	Paintstock, industrial
Ohle, Germany	Cold rolling, finishing	Foil
Bresso, Italy	Finishing	Painted sheet
Falkirk, United Kingdom(iii)	Cold Rolling	Construction/Industrial
Rugles, France	Continuous casting, cold rolling, finishing	Foil
Dudelange, Luxembourg	Continuous casting, cold rolling, finishing	Foil
Bridgnorth, United Kingdom	Cold rolling, finishing	Foil
Annecy, France	Hot rolling, Cold rolling, finishing	Painted sheet, circles
Ludenscheid, Germany	Cold rolling, finishing	Foil
Flemalle, Belgium(iv)	Cold rolling, finishing	Foil
Berlin, Germany	Finishing	Foil

(i)	Operated as a joint venture between us, 50% interest, and Norsk Hydro Aluminium Deutschland GmbH, 50% interest.

(ii)	We have entered into an agreement with Alcan pursuant to which Alcan, following the separation, retains access to the plate production capacity utilized prior to separation at the Sierre facility, which represents a portion of the total production capacity of the Sierre hot mill.

(iii)	The facility was closed in December 2004.

(iv)	Closure of the facility is planned for mid-2005.
      Aluminium Norf GmbH in Germany, a 50/50 production sharing joint venture between us and Norsk Hydro Aluminium Deutschland GmbH, is a large scale, modern manufacturing hub for several of our operations in Europe, and is the largest aluminum rolling mill in the world. Norf supplies hot coil for further processing through cold rolling to some of our other plants including Goettingen and Nachterstedt in Germany and provides foilstock to our plants in Ohle and Ludenscheid in Germany and Rugles in France. Together with Norsk Hydro, we operate Norf as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then transferred back to the supplying party on a pre-determined cost-plus basis. The facility’s capacity is, in principle, shared 50/50. We own 50% of the equity interest in Norf and Norsk Hydro owns the other 50%. We share control of the management of Norf with Norsk Hydro through a jointly-controlled shareholders’ committee. Management of Norf is led jointly by two managing executives, one nominated by us and one nominated by Norsk Hydro.

      Rogerstone’s hot mill in the United Kingdom supplies the Bridgnorth foil plant with foilstock and produces paintstock reroll for Pieve and Annecy. In addition, Rogerstone produces standard sheet and coil for the United Kingdom distributor market. The Pieve plant, located in Milan, Italy, produces continuous cast coil that is cold rolled into paint stock and sent to the Bresso plant, also located in Milan.
      The Dudelange foil plant in Luxembourg utilizes continuous twin roll casting equipment and is one of the few foil plants in the world capable of producing 6 micron foil for aseptic packaging applications from continuous cast material. The Sierre hot rolling plant in Switzerland is Europe’s leading producer of automotive sheet in terms of shipments and also supplies plate stock to Alcan.
      Our recycling operations at Borgofranco, Italy and Latchford, United Kingdom position us as one of the major recyclers in Europe. Latchford is the only major recycling plant in Europe dedicated to used beverage cans.
      NE also manages Pechiney Aluminum Engineering (Voreppe, France), which sells casthouse technology, including liquid metal treatment devices, such as degassers and filters, direct cast automation packages and twin roll continuous casters, in many parts of the world.
NA

Location	Plant Process	Major End-Use Markets

Ulsan, Korea(i)	Hot rolling, cold rolling	Can stock, Construction/Industrial, Foil stock
Yeongju, Korea(ii)	Hot rolling, cold rolling	Can stock,
Bukit Raja, Malaysia(iii)	Continuous casting, cold rolling	Construction/Industrial, Foil stock Foil, finstock

(i)	We hold a 68% equity interest in the Ulsan plant.
(ii)  We hold a 68% equity interest in the Yeongju plant.

(iii)	Ownership of the Bukit Raja plant corresponds to our 59% shareholding in Aluminium Company of Malaysia Berhad. We increased our ownership from 36% to 59% in 2003.
      Our Korean subsidiary, in which we hold a 68% interest, was formed through acquisitions in 1999 and 2000. Since our acquisitions, product capability has been developed to address higher value and more technically advanced markets such as can sheet.
      In 2003, we increased from 36% to 59% our participation in the Aluminium Company of Malaysia, a publicly traded company that controls the Bukit Raja, Selangor light gauge rolling facility. Unlike our production sharing joint ventures at Norf and Logan, our Korean and Malaysian partners are financial partners and we market 100% of the plants’ output.
      NA also operates a recycling furnace in Ulsan, Korea for the conversion of customer and third party recycled aluminum, including used beverage cans. Metal from recycled aluminum purchases represented 6% of NA’s total shipments in 2004.
NSA

Location	Plant Process	Major End-Use Markets

Pindamonhangaba, Brazil	Hot rolling, cold rolling	Construction/Industrial, can stock, foil stock
Utinga, Brazil	Finishing	Foil
      Our Pinda rolling and recycling facility in Brazil has an integrated process that includes recycling, sheet ingot casting, hot mill and cold mill operations. A leased coating line produces painted products, including can end stock. Pinda supplies foil stock to our Utinga foil plant, which produces converter, household and container foil.

      Pinda is the largest aluminum rolling and recycling facility in South America in terms of shipments and the only facility in South America capable of producing can body and end stock. Pinda recycles primarily used beverage cans, and is engaged in tolling recycled metal for our customers.
      The table below sets forth plant processes and end-use markets information about our South American primary metal operations. Total production capacity at these facilities was 109 kilotonnes in 2004.

Location	Plant Process	Major End-Use Markets

Aratu, Brazil	Smelting	Primary aluminum (sheet ingot and billets)
Petrocoque, Brazil(i)	Refining calcined coke	Carbon products (smelter anodes)
Ouro Preto, Brazil	Hydroelectric, Bauxite	Primary aluminum (sheet
	mining, Alumina	ingot and billets)
refining, Smelting

(i)	Operated as a joint venture between us, 25% interest, Petrobas Quimica S.A., 35% interest, Universal — Comércio e Empreendimentos Ltda., 25% interest, and Companhia Brasileira de Aluminio, 15% interest.
      We conduct bauxite mining, alumina refining, primary aluminum smelting and hydroelectric power generation operations at our Ouro Preto facility in Saramenha, Brazil. Our owned power generation supplied 67% of the Ouro Preto smelter needs. In the Ouro Preto region, we own rights to approximately 5.6 million tonnes of bauxite reserves. There are additional reserves in the Cataguases and Carangola regions sufficient to meet our requirements in the foreseeable future.
      We also conduct primary aluminum smelting operations at our Aratu facility in Brazil.
Item 3.     Legal Proceedings
      In connection with our separation from Alcan, we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Alcan for claims successfully brought against Alcan or for the defense of, or defend, legal actions that arise from time to time in the normal course of our rolled products business including commercial and contract disputes, employee-related claims and tax disputes (including several disputes with Brazil’s Ministry of Treasury regarding taxes and social security contributions, and a dispute with taxation authorities in Italy). In addition to these assumed liabilities and contingencies, we may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our obligations or materially affect our financial condition or liquidity. The following describes certain environmental matters relating to our business for which we assumed liability as a result of our separation from Alcan.
Environmental Matters
      We are involved in proceedings under the U.S. Superfund or analogous state provisions regarding the usage, storage, treatment or disposal of hazardous substances at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities. As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any related remediation or compliance actions. Although we cannot reasonably estimate all of the costs that are likely to ultimately be borne by us, we have provided for the currently anticipated costs associated with ongoing environmental remediation or compliance actions, and we have no reason to believe that such remediation and compliance actions will materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.
      With respect to environmental loss contingencies, we record a loss contingency on a non-discounted basis whenever such contingency is probable and reasonably estimable. The evaluation model includes all asserted and unasserted claims that can be reasonably identified. Under this evaluation model, the liability and the related costs are quantified based upon the best available evidence regarding actual liability loss and cost estimates. Except for those loss contingencies where no estimate can reasonably be made, the evaluation model is fact-driven and attempts to estimate the full costs of an estimated claim. Management generally reviews the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The estimated costs in respect of such reported liabilities are not offset by amounts related to cost-sharing between parties, insurance, indemnification arrangements or contribution from other potentially responsible parties, or PRPs, unless otherwise noted.
      PAS Site. Novelis Corporation (a wholly-owned subsidiary of ours and formerly known as Alcan Aluminum Corporation, or Alcancorp.) and third parties were defendants in a lawsuit instituted in July 1987 by the U.S. Environmental Protection Agency, or EPA, relating to the Pollution Abatement Services, or PAS, site, a third-party disposal site, in Oswego, New York. In January 1991, the U.S. District Court for the Northern District of New York found Novelis Corporation liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3,175,683 plus interest and costs. Novelis Corporation appealed this decision to the United States Court of Appeals, Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what liability, if any, might be assigned to Novelis Corporation depending on whether Novelis Corporation could prove that its waste did not contribute to the costs of remediation at the site. This matter was consolidated with another case, instituted in October 1991 by the EPA against Novelis Corporation in the U.S. District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals Superfund site in Oswego County, New York, which was also owned by PAS. The remand hearing was held in October of 1999. The trial court re-instituted its judgment holding Novelis Corporation liable. The amount of the judgment plus interest was $13.5 million as of December 2000. The case was appealed. In the first quarter 2003, the Second Circuit affirmed the decision of the trial court. In 2004, Novelis Corporation paid $13.9 million in respect of the EPA claim, representing the full amount of the judgment plus interest, and $1.6 million to the State of New York, and is currently responsible for future oversight costs, which are currently estimated at approximately $600,000.
      PAS Oswego Site Performing Group. Novelis Corporation has also been sued by ten other PRPs at the PAS site seeking contribution from Novelis Corporation for costs they collectively incurred in cleaning up the PAS site from 1990 to the present. The costs incurred by the PRPs to date total approximately $6.4 million plus accrued interest. Based upon currently available record evidence, Novelis Corporation is contesting responsibility for costs incurred by the PRPs.
      Oswego North Ponds. In the late 1960s and early 1970s, Novelis Corporation in Oswego used an oil containing polychlorinated biphenyls, or PCBs, in its re-melt operations. At the time, Novelis Corporation utilized a once-through cooling water system that discharged through a series of constructed ponds and wetlands, collectively referred to as the North Ponds. In the early 1980s, low levels of PCBs were detected in the cooling water system discharge and Novelis Corporation performed several subsequent investigations. The PCB-containing hydraulic oil, Pydraul, which was eliminated from use by Novelis Corporation in the early 1970s, was identified as the source of contamination. In the mid-1980s, the Oswego North Ponds site was classified as an “inactive hazardous waste disposal site” and added to the New York State Registry. Novelis Corporation ceased discharge through the North Ponds in mid-2002.
      In cooperation with the New York State Department of Environmental Conservation, or NYSDEC, and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004 and we anticipate that the NYSDEC will issue a proposed remedial action plan and record of decision during the second half of 2005. We expect that the remedial plan will be implemented in 2006. The estimated cost associated with this remediation is approximately $25 million.
      Butler Tunnel Site. Novelis Corporation was a party in a 1989 EPA lawsuit before the U.S. District Court for the Middle District of Pennsylvania involving the Butler Tunnel Superfund site, a third-party disposal site. In May 1991, the Court granted summary judgment against Novelis Corporation for alleged disposal of hazardous waste. After unsuccessful appeals, Novelis Corporation paid the entire judgment plus interest.
      The United States government filed a second cost recovery action against Novelis Corporation seeking recovery of expenses associated with the installation of an early warning system for potential future releases from the Butler site. The complaint does not disclose the amount of costs sought by the government. The case has been held in abeyance since shortly after it was filed and therefore there has been no opportunity for discovery to fully determine the type of remedial action sought, the total cost, the existence of other settlements or the existence of other non-settling PRPs that may exist for potential contribution. In December 2004, a motion for partial summary judgment was heard and is under advisement.
      Tri-Cities Site. In 1994 Novelis Corporation and other companies responded to an EPA inquiry concerning the shipment of old drums to Tri-Cities Inc., a third party barrel reprocessing facility in upstate New York. In 1996 the EPA issued an administrative order directing the defendants to clean up the site. Novelis Corporation refused to participate, claiming that the drums sent to Tri-Cities were empty at the time of delivery. In September 2002, Novelis Corporation received notice from the EPA contending that Novelis Corporation was responsible for past and future response costs with accrued interest as well as penalties for its violation of the administrative order. Novelis Corporation responded by outlining its objections to the EPA’s determination. The EPA subsequently referred the matter to the Department of Justice, or DOJ, for enforcement. In December 2004, a consent decree was negotiated with the DOJ and EPA. Under this consent agreement, Novelis Corporation will pay $360,000 as a civil penalty as well as $600,000 in past costs. Future costs have been capped at a maximum payment of $800,000 payable over an extended period of time.
      Quanta Resources Site. In June 2003, the DOJ filed a Superfund costs recovery action in the U.S. District Court for the Northern District of New York against Novelis Corporation and Russell Mahler, the site owner, seeking unreimbursed response costs stemming from the disposal of rolling oil emulsion at the Quanta Resources facility in Syracuse, New York. The parties are in the process of discovery. In 2003, Novelis Corporation met with the DOJ and the EPA who quantified potential liability for unreimbursed costs and penalties in the amount of $1.4 million.
      Sealand Site. New York State and EPA claim that Novelis Corporation’s waste that was sent to the Sealand, New York Restoration site is a hazardous substance that contributed to the occurrence of response costs. There are several PRPs at this site. In 1993, Novelis Corporation declined a request to participate in a program to provide drinking water to area residents, contending that Novelis Corporation’s waste did not cause or contribute to the harm at the site. In 2003, Alcan met with the DOJ and the EPA who quantified potential liability for unreimbursed costs at $2.6 million.
      Toyo Coal Tar Remediation. Prior property owners contaminated the soil at our Joiliet, Illinois facility with coal tar. Following litigation, Novelis Corporation received a 90% cost allocation from two defendants. In 1998, a remediation plan was developed to clean-up soils and groundwater. The remedial program was implemented in 1999. Novelis Corporation continues to monitor the remediation. Novelis Corporation’s estimated costs are approximately $275,000.
      Diamond Alkali Superfund Site-Lower Passaic River Initiative. In 2003, Novelis Corporation received a letter from the EPA regarding an investigation being launched into possible contamination of the Lower Passaic River in 1965. Novelis Corporation has been identified as a PRP arising from one of its former plants in Newark, New Jersey that may have generated hazardous waste. A remedial investigation feasibility study is scheduled to be carried out over several years. Novelis Corporation has entered into a consent decree with other PRPs and will participate in a remedial feasibility study. Novelis Corporation’s estimated environmental costs have been set at $184,000.

      Jarl Extrusions (Rochester, NY). The affected property in Rochester, New York was acquired in 1988. Operations at the property were subsequently discontinued and the property was sold in December 1996. Novelis Corporation retained liability under the terms of sale. Novelis Corporation entered into a consent decree with NYSDEC under which evaluation of the site was performed in 1990 and 1991. Most of the contamination was determined to have come from an adjoining site. In its response to Novelis Corporation’s investigation report, the NYSDEC asked Novelis Corporation to admit to liability for off-site pollution (a Superfund site is located next door) and that hazardous sludge was dumped in the ponds behind the building. Novelis Corporation denied these allegations. In light of the State’s failure to cooperate with Novelis Corporation in the remediation of this site under the consent decree, Novelis Corporation filed a notice of protest with the State. Novelis Corporation’s appeal was denied, but the State later approved a new remedial investigation report negotiated between NYSDEC and Novelis Corporation. A feasibility study for site remediation was then approved by NYSDEC. Negotiations on a consent order for remedial design construction were completed and the restrictive deed covenants have been filed for the property. The clean-up has been completed and NYSDEC approved a long-term operation and monitoring plan (“O&M”). Novelis Corporation continues to conduct O&M and has sought permission to decommission two monitoring wells. Estimated costs associated with this matter are approximately $150,000.
      Terre Haute TCE Issue. Trichloroethylene, or TCE, soil and groundwater contamination was discovered on the Terre Haute site in 1990. A site investigation was performed in between 1991 and 1994 whereby the extent of TCE groundwater and soil contamination was delineated. The subsurface contamination was located on site with groundwater plume migrating off site, with impacts to private homeowner drinking water wells. Terre Haute entered into the Indiana Voluntary Remediation Program in 1995. A remediation plan was developed which consisted of Soil Venting/ Air Sparging for subsurface soil remediation. The point source carbon treatment systems were installed on impacted homeowners wells. The active subsurface soil remediation was completed in 2003. Now that the remediation phase has been completed, Novelis Corporation is required to support a post remedial groundwater and drinking water well monitoring program. Periodic monitoring will be required until groundwater clean up goals are met. Based on historical trends in TCE contamination, it is anticipated that clean up objectives will be met within 10 years. Once the clean up objectives are met, the project will be considered closed. Estimated costs associated with funding the required monitoring program for a period of 10 years is approximately $600,000.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common shares are listed on the Toronto Stock Exchange and the New York Stock Exchange under the symbol “NVL”. Our common shares began trading on a “when-issued” basis on the Toronto Stock Exchange on January 6, 2005 and on a “regular way” basis on January 7, 2005. The intra-day high sales price for our common stock between January 6, 2005 and March 21, 2005 was $CAN34.00 and the intra-day low sales price was $CAN25.00. Our common shares began trading on a “when-issued” basis on the New York Stock Exchange on January 6, 2005 and on a “regular way” basis on January 19, 2005. The intra-day high sales price for our common stock between January 6, 2005 and March 21, 2005 was $26.45 and the intra-day low sales price was $20.75.
Holders
      As of March 18, 2005, there were 11,320 holders of record of our common shares.
Dividends
      On March 1, 2005, our board of directors approved a policy of quarterly dividend payments on our common shares and declared a quarterly dividend of $0.09 per common share payable on March 24, 2005 to shareholders of record at the close of business on March 11, 2005. Future dividends will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness and other relevant factors.
Securities Authorized for Issuance Under Equity Compensation Plans
      Because we did not separate from Alcan until January 6, 2005, as of December 31, 2004, none of our equity securities were authorized for issuance under compensation plans. Information regarding the compensation plans that were placed in effect concurrently with and following the separation is set forth under “Item 11. Executive Compensation.”
Canadian Federal Income Tax Considerations — Non-Residents of Canada
      The discussion below is a summary of the principal Canadian federal income tax considerations relating to an investment in our common shares. The discussion does not take into account the individual circumstances of any particular investor. Therefore, prospective investors in our common shares should consult their own tax advisors for advice concerning the tax consequences of an investment in our common shares based on their particular circumstances, including any consequences of an investment in our common shares arising under state, provincial or local tax laws or the tax laws of any jurisdiction other than Canada.
      Canada and the United States are parties to an income tax treaty and accompanying protocols (the “Canada-United States Income Tax Convention”). In general, the Canada-United States Income Tax Convention does not have an adverse effect on holders of our common shares.
      The following is a summary of the principal Canadian federal income tax considerations generally applicable to the ownership and disposition of our common shares acquired by persons who, at all relevant times and for purposes of the Income Tax Act (Canada) (“Tax Act”), deal at arm’s length with us, are not affiliated with us and who hold or will hold our common shares as capital property (“holder”). The Tax Act contains provisions relating to securities held by certain financial institutions, registered securities dealers and corporations controlled by one or more of the foregoing (the “Mark-to-Market Rules”). This summary does not take into account the Mark-to-Market Rules and taxpayers that are “financial institutions” as defined for the purpose of the Mark-to-Market Rules should consult their own tax advisors. In addition, this summary assumes that our common shares will, at all relevant times, be listed on a “prescribed stock exchange” for purposes of the Tax Act, which is currently defined to include both the Toronto Stock Exchange and the New York Stock Exchange.
      This summary is based upon the current provisions of the Tax Act and regulations thereunder (the “Regulations”) in force as at the date hereof, all specific proposals to amend the Tax Act and Regulations that have been publicly announced by the Minister of Finance (Canada) prior to the date hereof (the “Proposed Amendments”) and our understanding of the current published administrative policies and practices of the Canada Revenue Agency. Except as otherwise indicated, this summary does not take into account or anticipate any changes in the applicable law or administrative practices or policies whether by judicial, regulatory, administrative or legislative action, nor does it take into account provincial, territorial or foreign tax laws or considerations, which may differ significantly from those discussed herein. No assurance can be given that the Proposed Amendments will be enacted or that they will be enacted in the form announced.
      This summary is of a general nature only and is not intended to be, nor should it be relied upon or construed to be, legal or tax advice to any particular prospective purchaser. This summary is not exhaustive of all possible income tax considerations under the Tax Act that may affect a holder. Accordingly, prospective purchasers of our common shares should consult their own tax advisors with respect to their own particular circumstances.
      All amounts relevant in computing the Canadian federal income tax liability of a holder are to be reported in Canadian currency at the rate of exchange prevailing at the relevant time.
      The following part of the summary is generally applicable to persons who, at all relevant times for the purposes of the Tax Act and any applicable income tax treaty in force between Canada and another country, are not, or are not deemed to be, resident in Canada.
Taxation of Dividends
      Dividends, including deemed dividends and stock dividends, paid or credited, or deemed to be paid or credited, to a non-resident of Canada on our common shares are subject to Canadian withholding tax under the Tax Act at a rate of 25% of the gross amount of such dividends, subject to reduction under the provisions of any applicable income tax treaty. The Canada-United States Income Tax Convention generally reduces the rate of withholding tax to 15% of any dividends paid or credited, or deemed to be paid or credited, to holders who are residents of the United States for the purposes of the Canada-United States Income Tax Convention (or 5% in the case of corporate U.S. shareholders who are the beneficial owners of at least 10% of our voting stock).
Disposition of Shares
      Capital gains realized on the disposition of our common shares by a non-resident of Canada will not be subject to tax under the Tax Act unless such common shares are “taxable Canadian property” for purposes of the Tax Act. Our common shares will generally not be taxable Canadian property of a holder unless, at any time during the five-year period immediately preceding a disposition, the holder, persons with whom the holder did not deal at arm’s length or the holder together with such persons owned, had an interest in or had the right to acquire 25% or more of our issued shares of any class or series. Even if our common shares constitute taxable Canadian property to a particular holder, an exemption from tax under the Tax Act may be available under the provisions of any applicable income tax treaty, including the Canada-United States Income Tax Convention.
Sales of Unregistered Equity Securities
      As previously disclosed in our registration statement on Form 10, on the separation date and pursuant to the reorganization transactions, we issued special shares to Alcan in consideration for common shares of Arcustarget Inc., a Canadian corporation. The special shares were redeemed shortly after their issuance and cancelled. The issuance of our special shares to Alcan was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such issuance did not involve any public offering of securities.

Item 6.	Selected Financial Data
      You should read the following selected combined financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the combined financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.
      The combined statements of income data reflect the combined operations of the Novelis Group. We derived the combined statements of income data for the years ended December 31, 2004, 2003 and 2002, and the combined balance sheet data as of December 31, 2004, and 2003, as set forth below, from our audited combined financial statements included elsewhere in this Annual Report on Form 10-K. We derived the condensed combined statements of income data for the year ended December 31, 2001 and the combined balance sheet data as of December 31, 2002, and 2001, from our audited combined financial statements not included in this Annual Report on Form 10-K. We derived the unaudited condensed combined statements of income data for the year ended December 31, 2000 and the unaudited condensed combined balance sheet data as of December 31, 2000 from historical financial information based on Alcan’s accounting records. The historical results do not necessarily indicate results expected for any future period nor are they necessarily indicative of the results of operations or financial position that we would have obtained if we had been an independent company during the periods presented.

	At and for the Years Ended December 31,

	2004	2003	2002	2001	2000

	($ millions, except per share data)
Sales and operating revenues	$7,755	$6,221	$5,893	$5,777	$5,668
Net income (loss)	55	157	(9)	(137)	82
Total assets	5,954	6,316	4,558	4,390	4,943
Long-term debt (including current portion)	2,737	1,659	623	514	584
Other debt	541	964	366	445	498
Cash and time deposits	31	27	31	17	35
Invested equity	555	1,974	2,181	2,234	2,562
Earnings (loss) per share
Basic
Income before cumulative effect of accounting change	0.74	2.12	1.01	(1.85)	1.11
Cumulative effect of accounting change	—	—	(1.13)	—	—

Net income (loss) per share — basic	0.74	2.12	(0.12)	(1.85)	1.11
Diluted
Income before effect of accounting change	0.74	2.11	1.00	(1.85)	1.10
Cumulative effect of accounting change	—	—	(1.13)	—	—

Net income (loss) per share — diluted	0.74	2.11	(0.13)	(1.85)	1.10
      In December 2003, Alcan acquired Pechiney. A portion of the acquisition cost relating to four plants that are included in our company was allocated to us and accounted for as additional invested equity. The net assets of the Pechiney plants are included in the combined financial statements as at December 31, 2003 and the results of operations and cash flows are included in the combined financial statements beginning January 1, 2004.
      On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are carried at the lower of carrying value and fair value and are tested for impairment on an annual basis. An impairment of

$84 million was identified in the goodwill balance as at January 1, 2002, and was charged to income as a cumulative effect of accounting change in 2002 upon adoption of the new accounting standard. The amount of goodwill amortization was $3 million in 2001.
      In 2001, Alcan implemented a restructuring program that included certain businesses we acquired from it in the reorganization transactions. Restructuring and asset impairment charges of $208 million, $25 million, $(24) million and $(8) million were recorded in 2001, 2002, 2003 and 2004, respectively, relating to this program.
      In October 2000, Alcan acquired Alusuisse Group Ltd, or algroup. A portion of the acquisition cost relating to two plants that are included in our company was allocated to us and accounted for as additional invested equity. The net assets of the algroup plants are included in the combined financial statements as at October 31, 2000 and the results of operations and cash flows are included in the combined financial statements beginning October 1, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 99.1 hereto is incorporated by reference herein.
Risk Factors
Risks Related to our Separation from Alcan

We have no history operating as an independent company and we may be unable to make on a timely or cost-effective basis the changes necessary to operate as an independent company.
      Prior to the separation, our business was operated by Alcan primarily within two business groups of its broader corporate organization rather than as a stand-alone company. Alcan performed various corporate functions for us, including, but not limited to, the following:

•	treasury administration;

•	selected benefits administration functions;

•	selected employee compensation functions;

•	selected information technology services; and

•	metal, energy and currency hedging.
      Following the separation, Alcan has no obligation to provide these functions to us other than as part of the transitional services that are provided by Alcan and that are described in “Item 1. Business — Arrangements Between Novelis and Alcan.”
      If we do not have in place our own systems and business functions, we do not have agreements with other providers of these services or we are not able to make these changes cost effectively, once our transitional services agreement with Alcan expires, we may not be able to operate our business effectively, we may be unable to maintain our market position in the various markets in which we compete and our profitability may decline. If Alcan does not continue to perform the transitional services it has agreed to provide to us effectively, we may not be able to operate our business effectively after the separation.
      Historically we have benefited from Alcan’s size and purchasing power in procuring goods, technology and services. Although we entered into group purchasing arrangements for certain goods and services with Alcan, we may be unable to obtain goods, technology and services as a separate, stand-alone company, at prices and on terms as favourable as those available to us prior to the separation and we may not have access to financial and other resources comparable to those available to us prior to the separation.

Following the separation, the level of our indebtedness, which will be relatively higher than that of Alcan, will subject us to various restrictions, result in higher interest costs and potentially limit our financial flexibility.
      Following the separation and the financing transactions, our businesses are operating with significantly more indebtedness and higher interest expenses than they did when they were part of Alcan. In addition, we may incur additional debt in the future. In connection with the reorganization transactions and our separation from Alcan, we and certain of our subsidiaries incurred new borrowings of $2.9 billion. These, in addition to a capital lease agreement associated with the rolled products portion of the business in Sierre, Switzerland in the amount of $48 million, formed our debt structure totaling $2,954 million shortly after our separation from Alcan. This indebtedness is governed by instruments that impose a number of restrictions and covenants on us that could limit our strategic alternatives or our ability to respond to market conditions or take advantage of business opportunities. We have also entered into a $500 million revolving credit facility that is available for operating working capital and other requirements. Any additional debt we incur in the future could impose further limits on us, increase our interest expense and reduce our profitability.
      A deterioration of our financial position or a credit rating downgrade following the separation could increase our borrowing costs and have an adverse effect on our business relationships. We intend, from time to time, to enter into various forms of hedging activities against currency or metal price fluctuations and to trade metal contracts on the LME. Financial strength and credit ratings are important to the pricing of these hedging and trading activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities and our anticipated level of indebtedness may make it more costly for us to engage in these activities than it has been as a part of the Alcan group.

Our agreements with Alcan may not reflect what two unaffiliated parties might have agreed to.
      The allocation of assets, liabilities, rights, indemnifications and other obligations between Alcan and us under the separation and ancillary agreements we entered into with Alcan may not reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favourable, or less favourable, to us.

As a separate company, we have supply agreements with Alcan for a portion of our raw materials requirements. If Alcan is unable to deliver sufficient quantities of these materials or if it terminates these agreements, our ability to manufacture products on a timely basis could be adversely affected.
      The manufacture of our products requires sheet ingot that has historically been, in part, supplied by Alcan. In 2004, we purchased the majority of our third party sheet ingot requirements from Alcan’s primary metal group. In connection with the separation, we entered into metal supply agreements with Alcan upon terms and conditions substantially similar to market terms and conditions for the continued purchase of sheet ingot from Alcan. If Alcan is unable to deliver sufficient quantities of this material on a timely basis or if Alcan terminates one of these agreements, our production may be disrupted and our sales and profitability could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers for that portion of our raw material requirements we expect to be supplied by Alcan could be time consuming and expensive.
      Our continuous casting operations at our Saguenay Works, Canada facility depend upon a local supply of molten aluminum from Alcan. In 2004, Alcan’s primary metal group supplied approximately 173 kilotonnes of such material to us, representing all of the molten aluminum used at Saguenay Works in 2004. In connection with the separation, we entered into a metal supply agreement with Alcan upon terms and conditions substantially similar to market terms and conditions for the continued purchase of molten aluminum from Alcan. If this supply were to be disrupted, our Saguenay Works production could be interrupted and our sales and profitability materially adversely affected.

We may lose key rights if a change in control of our voting shares were to occur.
      Our separation agreement with Alcan provides that if we experience a change in control in our voting shares either within the first year of the date of separation or during the following four years if the entity acquiring control does not agree with Alcan not to compete in the plate and aerospace markets, Alcan may terminate any or all of certain agreements we have with it. The termination of any of these agreements could deprive us of key services, resources or rights necessary to the conduct of our business. Replacement of these assets could be difficult or impossible, resulting in a material adverse effect on our business operations, sales and profitability. In addition, the potential termination of these agreements could prevent us from entering into future business transactions such as acquisitions or joint ventures at terms favourable to us or at all.

We could incur significant tax liability, or be liable to Alcan, if certain transactions occur which violate tax-free spin-off rules.
      Under Section 55 of the Income Tax Act (Canada), we and/or Alcan will recognize a taxable gain on our spin-off from Alcan if, among other specified circumstances, (1) within three years of our spin-off from Alcan, we engage in a subsequent spin-off or split-up transaction under Section 55, (2) a shareholder who (together with non-arm’s length persons and certain other persons) owns 10% or more of our common shares or Alcan common shares, disposes to a person unrelated to such shareholder of any such shares (or property that derives 10% or more of its value from such shares or property substituted therefor) as part of the series of transactions which includes our spin-off from Alcan, (3) there is a change of control of us or of Alcan that is part of the series of transactions that includes our spin-off from Alcan, (4) we sell to a person unrelated to us (otherwise than in the ordinary course of operations) as part of the series of transactions that includes our spin-off from Alcan, property acquired in our spin-off from Alcan that has a value greater than 10% of the value of all property received in the spin-off from Alcan, (5) within three years of our spin-off from Alcan, Alcan completes a split-up (but not spin-off) transaction under Section 55, (6) Alcan makes certain acquisitions of property before and in contemplation of our spin-off from Alcan, (7) certain shareholders of Alcan and certain other persons acquired shares of Alcan (other than in specified permitted transactions) in contemplation of our spin-off from Alcan, or (8) Alcan sells to a person unrelated to it (otherwise than in the ordinary course of operations) as part of the series of transactions or events which includes our spin-off from Alcan, property retained by Alcan on the spin-off that has value greater than 10% of the value of all property retained by Alcan on our spin-off from Alcan. We would generally be required to indemnify Alcan for tax under the tax sharing and disaffiliation agreement if Alcan’s tax liability arose because of (i) a breach of our representations, warranties or covenants in the tax sharing and disaffiliation agreement, (ii) certain acts or omissions by us (such as a transaction described in (1) above), or (iii) an acquisition of control of us. Alcan would generally be required to indemnify us for tax under the tax sharing and disaffiliation agreement if our tax liability arose because of (i) a breach of Alcan’s representations, warranties or covenants in the tax sharing and disaffiliation agreement, or (ii) certain acts or omissions by Alcan (such as a transaction described in (5) above). These liabilities and the related indemnity payments could be significant and could have a material adverse effect on our financial results.
      Our U.S. subsidiary has agreed under the tax sharing and disaffiliation agreement to certain restrictions that are intended to preserve the tax-free status of the reorganization transactions in the United States for United States federal income tax purposes, and that will, among other things, limit, generally for two years, our U.S. subsidiary’s ability to issue or sell stock or other equity-related securities, to sell its assets outside the ordinary course of business, and to enter into any other corporate transaction that would result in a person acquiring, directly or indirectly, a majority of our U.S. subsidiary, including an interest in our U.S. subsidiary through holding our shares. If we breach any of these covenants, we generally will be required to indemnify Alcan Corporation, the intermediate holding company for Alcan’s U.S. operations, against the United States federal income tax resulting from a failure of the reorganization transactions in the United States to be tax-free for United States federal income tax purposes. These liabilities and the related indemnity payments could be significant and could have a material adverse effect on our financial results.
      These potential liabilities could prevent us from entering into business transactions at favourable terms to us or at all.

We may be required to satisfy certain indemnification obligations to Alcan, or may not be able to collect on indemnification rights from Alcan.
      In connection with the separation, we and Alcan agreed to indemnify each other for certain liabilities and obligations related to, in the case of our indemnity, the business transferred to us, and in the case of Alcan’s indemnity, the business retained by Alcan. These indemnification obligations could be significant. We cannot determine whether we will have to indemnify Alcan for any substantial obligations after the separation. We also cannot assure you that if Alcan has to indemnify us for any substantial obligations, Alcan will be able to satisfy those obligations.

We may have potential business conflicts of interest with Alcan with respect to our past and ongoing relationships that could harm our business operations.
      A number of our commercial arrangements with Alcan that existed prior to the reorganization transactions, our separation arrangements and our post-separation commercial agreements with Alcan could be the subject of differing interpretation and disagreement following our separation. These agreements may be resolved in a manner different from the manner in which disputes were resolved when we were part of the Alcan group. This could in turn affect our relationship with Alcan and ultimately harm our business operations.

Our agreement not to compete with Alcan in certain end-use markets may hinder our ability to take advantage of new business opportunities.
      In connection with the separation, we have agreed not to compete with Alcan for a period of five years in the manufacture, production and sale of certain products for use in the plate and aerospace markets. As a result, it may be more difficult for us to pursue successfully new business opportunities, which could limit our potential sources of revenue and growth. Please see “Item 1. Business — Arrangements Between Novelis and Alcan — Separation Agreement.”

Our historical financial information may not be representative of results we would have achieved as an independent company or our future results.
      The historical financial information we have included in this Annual Report on Form 10-K has been derived from Alcan’s consolidated financial statements and does not necessarily reflect what our results of operations, financial position or cash flows would have been had we been an independent company during the periods presented. For this reason, as well as the inherent uncertainties of our business, the historical financial information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future.

We expect to have to spend significant amounts of time and resources to build a new brand identity.
      Prior to our separation from Alcan, we marketed our products under the Alcan name, which has a strong reputation within the markets we serve. We have adopted new trademarks and trade names to reflect our new company name. Although we are continuing to engage in significant marketing activities and intend to spend significant amounts of time and resources to develop a new brand identity, potential customers, business partners and investors generally may not associate Alcan’s reputation and expertise with our products and services. Furthermore, our name change also may cause difficulties in recruiting qualified personnel. If we fail to build brand recognition, we may not be able to maintain the leading market positions that we have developed while we were part of Alcan, which could harm our financial results.

As we build our information technology infrastructure and transition our data to our own systems, we could experience temporary interruptions in business operations and incur additional costs.
      We have created our own, or have engaged third parties to provide, information technology infrastructure and systems to support our critical business functions, including accounting and reporting, in order to replace many of the systems Alcan provided to us. We may incur temporary interruptions in business operations if we cannot transition effectively from Alcan’s existing operating systems, databases and programming languages that support these functions to our own systems. Our failure to implement the new systems and transition our data successfully and cost-effectively could disrupt our business operations and have a material adverse effect on our profitability. In addition, our costs for the operation of these systems may be higher than the amounts reflected in our historical combined financial statements.
Risks Related to our Business and the Market Environment

Certain of our customers are significant to our revenues, and we could be adversely affected by changes in the business or financial condition of these significant customers or by the loss of their business.
      Our ten largest customers accounted for approximately 41% of our total sales and operating revenues in 2004, with Rexam Plc and its affiliates representing approximately 11.1% of our total sales and operating revenues in that year. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Item 1. Business — Our Business — Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to accrue cost savings and other benefits.

Our profitability could be adversely affected by increases in the cost or disruptions in the availability of raw materials.
      Prices for the raw materials we require are subject to continuous volatility and may increase from time to time. Although our sales are generally made on the basis of a “margin over metal price,” if prices increase, we may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of higher raw material costs, other than metal, through productivity improvements, which may cause our profitability to decline. In addition, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we can be exposed to fluctuations in raw materials prices, including metal, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our profitability. Furthermore, sales contracts currently representing approximately 20% of our total annual sales provide for a ceiling over which metal prices cannot contractually be passed through to our customers, which could potentially also have a material adverse effect on our financial results. Although we attempt to mitigate the risk of this occurrence through the purchase of hedging contracts or options, this hedging policy may not successfully or completely eliminate these effects. Finally, a sustained material increase in raw materials prices may cause some of our customers to substitute other materials for our products.

Our operations consume energy and our profitability may decline if energy costs were to rise, or if our energy supplies were interrupted.
      We consume substantial amounts of energy in our rolling operations, our cast house operations and our Brazilian smelting operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including:

•	increases in costs of natural gas;

•	significant increases in costs of supplied electricity or fuel oil related to transportation;

•	interruptions in energy supply due to equipment failure or other causes; and

•	the inability to extend energy supply contracts upon expiration on economical terms.
      If energy costs were to rise, or if energy supplies or supply arrangements were disrupted, our profitability could decline.

We may not have sufficient cash and may be limited in our ability to access financing for future capital requirements, which may prevent us from increasing our manufacturing capability, improving our technology or addressing any gaps in our product offerings.
      Although historically our cash flow from operations has been sufficient to satisfy working capital, capital expenditure and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. To the extent we are unable to raise new capital, we may be unable to increase our manufacturing capability, improve our technology or address any gaps in our product offerings. If we raise funds through the issuance of debt or equity, any debt securities or preferred shares issued will have rights and preferences and privileges senior to those of holders of our common shares. The terms of the debt securities may impose restrictions on our operations that have an adverse impact on our financial condition. If we raise funds through the issuance of equity, the proportional ownership interests of our shareholders could be diluted.

Adverse changes in currency exchange rates could negatively affect our financial results and the competitiveness of our aluminum rolled products relative to other materials.
      Our businesses and operations are exposed to the effects of changes in the exchange rates of the U.S. dollar, the euro, the British pound, the Brazilian real, the Canadian dollar, the Korean won and other currencies. Currency risk management for our business was historically considered within Alcan’s overall treasury operations. As part of that strategy, Alcan used financial instruments to reduce its exposure to adverse movements in currency exchange rates. As an independent company, we plan to implement a hedging policy that will attempt to manage currency exchange rate risks to an acceptable level based on our management’s judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully or completely eliminate the effects of currency exchange rate fluctuations which could have a material adverse effect on our financial results.
      We prepare our combined financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies, primarily the euro, the Korean won and the Brazilian real. Changes in exchange rates will result in increases or decreases in our reported costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our equity.
      Primary aluminum and aluminum recyclables represent between 25% and 85% of the price of our rolled products and these input materials are purchased based upon LME aluminum trading prices denominated in U.S. dollars. As a result, and because we generally sell our rolled products on a “margin over metal” price, increases in the relative value of the U.S. dollar against the local currency in which sales are made can make aluminum rolled products less attractive to our customers than substitute materials, such as steel or glass, whose manufacturing costs may be more closely linked to the local currency, which in turn could have a material adverse effect on our financial results.

Most of our facilities are staffed by a unionized workforce, and union disputes and other employee relations issues could materially adversely affect our financial results.
      Approximately two-thirds of our employees are represented by labour unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial results.

Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in countries where we have operations or sell products.
      We are, and will continue to be, subject to financial, political, economic and business risks in connection with our worldwide operations. We have made investments and carry on production activities in various emerging markets, including Brazil, Korea and Malaysia, and we market our products in these countries, as well as China and certain other countries in Asia. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labour problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results.

We could be adversely affected by disruptions of our operations.
      Breakdown of equipment or other events, including catastrophic events such as war or natural disasters, leading to production interruptions in our plants could have a material adverse effect on our financial results. Further, because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. We may incur costs to correct any of these problems, in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed, potentially resulting in a loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers and suffer substantial losses in operational capacity, any of which could have a material adverse effect on our financial results.

We may not be able to successfully develop and implement new technology initiatives in a timely manner.
      We have invested in, and are involved with, a number of technology and process initiatives. Several technical aspects of these initiatives are still unproven and the eventual commercial outcomes cannot be assessed with any certainty. Even if we are successful with these initiatives, we may not be able to deploy them in a timely fashion. Accordingly, the costs and benefits from our investments in new technologies and the consequent effects on our financial results may vary from present expectations.

Loss of our key management and other personnel, or an inability to attract such management and other personnel, could impact our business.
      We depend on our senior executive officers and other key personnel to run our business. The loss of any of these officers or other key personnel could materially adversely affect our operations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and the loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to improve manufacturing operations, conduct research activities successfully and develop marketable products.

We may not be able to adequately protect proprietary rights to our technology.
      Although we attempt to protect our proprietary technology and processes and other intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, these measures may not be adequate to protect our intellectual property. Because of differences in intellectual property laws throughout the world, our intellectual property may be substantially less protected in various international markets than it is in the United States and Canada. Failure on our part to adequately protect our intellectual property may materially adversely affect our financial results. Furthermore, we may be subject to claims that our technology infringes the intellectual property rights of another. Even if without merit, those claims could result in costly and prolonged litigation, divert management’s attention and could materially adversely affect our business. In addition, we may be required to enter into licensing agreements in order to continue using technology that is important to our business. However, we may be unable to obtain license agreements on terms that are acceptable to us or at all.

Past and future acquisitions or divestitures may adversely affect our financial condition.
      We have grown partly through the acquisition of other businesses including businesses acquired by Alcan in its 2000 acquisition of the Alusuisse Group Ltd. and its 2003 acquisition of Pechiney, both of which were integrated aluminum companies. As part of our strategy for growth, we may continue to pursue acquisitions, divestitures or strategic alliances, which may not be completed or, if completed, may not be ultimately beneficial to us. There are numerous risks commonly encountered in business combinations, including the risk that we may not be able to complete a transaction that has been announced, effectively integrate businesses acquired or generate the cost savings and synergies anticipated. Failure to do so could have a material adverse effect on our financial results.
      Our four former Pechiney rolling facilities in Europe were acquired by Alcan in December 2003. Because of the recency of their acquisition, and the fact that two of these facilities, at Rugles and Annecy in France, have been subject to “hold separate” obligations to meet competition requirements imposed on Alcan, we have yet to complete our integration of their businesses and our analysis of the extent of the assets and liabilities associated with their operations. The existence of unanticipated liabilities could have a material adverse effect on our financial results.

We could be required to make unexpected contributions to our defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.
      Most of our pension obligations relate to funded defined benefit pension plans for our employees in the United States, the United Kingdom and in Brazil, which was terminated in June 2004, unfunded pension benefits in Germany, and lump sum indemnities payable to our employees in France, Korea and Malaysia upon retirement. Our pension plan assets consist primarily of listed stocks and bonds. Our estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate a number of assumptions, including expected long term rates of return on plan assets and interest rates used to discount future benefits. Our results of operations, liquidity or shareholders’ equity in a particular period could be adversely affected by capital market returns that are less than their assumed long term rate of return or a decline of the rate used to discount future benefits.
      If the assets of our pension plans do not achieve assumed investment returns for any period, such deficiency could result in one or more charges against our earnings for that period. In addition, changing economic conditions, poor pension investment returns or other factors may require us to make unexpected cash contributions to the pension plans in the future, preventing the use of such cash for other purposes.
      In addition to existing defined benefit pension plans, we may elect in 2005 to assume pension liabilities from pension plans that we currently share with Alcan. The assumption of such liabilities would occur by the establishment of new pension plans and the transfer of assets from Alcan pension plans. The risks described above will also apply to these plans.

We face risks relating to certain joint ventures and subsidiaries that we do not entirely control. Our ability to generate cash from these entities may be more restricted than if such entities were wholly owned subsidiaries.
      Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly own. These entities include our Norf, Germany and Logan, Kentucky joint ventures, as well as our majority-owned Korean and Malaysian subsidiaries. Under the governing documents or agreements for certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. In addition, we do not solely determine certain key matters, such as the timing and amount of cash distributions from these entities. As a result, our ability to generate cash from these entities may be more restricted than if they were wholly owned entities.
Risks Related to Our Industry

We face significant price and other forms of competition from other aluminum rolled products producers, which could hurt our results of operations.
      Generally, the markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service. Some of our competitors may benefit from greater capital resources, have more efficient technologies, or have lower raw material and energy costs and may be able to sustain longer periods of price competition.
      In addition, our competitive position within the global aluminum rolled products industry may be affected by, among other things, the recent trend toward consolidation among our competitors, exchange rate fluctuations that may make our products less competitive in relation to the products of companies based in other countries (despite the U.S. dollar based input cost and the marginal costs of shipping) and economies of scale in purchasing, production and sales, which accrue to some of our competitors.
      Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, any one of which could have a material adverse effect on our financial results.

The end-use markets for certain of our products are highly competitive and customers are willing to accept substitutes for our products.
      The end-use markets for certain aluminum rolled products are highly competitive. Aluminum competes with other materials, such as steel, plastics, composite materials and glass, among others, for various applications, including in the beverage/food cans and automotive end-use markets. In the past, customers have demonstrated a willingness to substitute other materials for aluminum. The willingness of customers to accept substitutes for aluminum products could have a material adverse effect on our financial results.

A downturn in the economy could have a material adverse effect on our financial results.
      Certain end-use markets for aluminum rolled products, such as the construction and industrial and transportation markets, experience demand cycles that are highly correlated to the general economic environment, which is sensitive to a number of factors outside our control. A recession or a slowing of the economy in any of the geographic segments in which we operate, including China where significant economic growth is expected, or a decrease in manufacturing activity in industries such as automotive, construction and packaging and consumer goods, could have a material adverse effect on our financial results. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

The seasonal nature of some of our customers’ industries could have a material adverse effect on our financial results.
      The construction industry and the consumption of beer and soda are sensitive to climatic conditions and as a result, demand for aluminum rolled products in the construction industry and for can feedstock is seasonal. Our quarterly financial results could fluctuate as a result of climatic changes, and a prolonged series of cold summers in the different areas in which we conduct our business could have a material adverse effect on our financial results.

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health and safety costs and liabilities.
      We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. The costs of complying with these laws and regulations, including participation in assessments and remediation of sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities, including liabilities associated with divested assets and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close or divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Currently, we are involved in a number of compliance efforts, remediation activities and legal proceedings concerning environmental matters. We have established reserves for environmental remediation activities and liabilities where appropriate. However, environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital expenditures, any of which could have a material adverse effect on our financial condition or results.
      Some of our current and potential operations are located or could be located in or near communities that may regard such operations as having a detrimental effect on their social and economic circumstances. Should this occur, the consequences of such a development may have a material adverse impact upon the profitability or, in extreme cases, the viability of an operation. In addition, such developments may adversely affect our ability to expand or enter into new operations in such location or elsewhere.
      We use a variety of hazardous materials and chemicals in our rolling processes, as well as in our smelting operations in Brazil and in connection with maintenance work on our manufacturing facilities. In the event that any of these substances or related residues proves to be toxic, we may be liable for certain costs, including, among others, costs for health-related claims or removal or retreatment of such substances. In addition, although we have developed environmental, health and safety programs for our employees and conduct regular assessments at our facilities, we are currently, and in the future may be, involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of occupational exposure to substances at our current or former facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our results of operations and cash flows could be adversely affected.

We may be exposed to significant legal proceedings or investigations.
      From time to time, we are involved in, or the subject of, disputes, proceedings and investigations with respect to a variety of matters, including environmental, health and safety, product liability, employee, tax, contractual and other matters as well as other disputes and proceedings that arise in the ordinary course of business. Certain of these matters are discussed in the preceding risk factor and certain are discussed above under “Item 3. Legal Proceedings.” Any claims against us or any investigations involving us, whether meritorious or not, could be costly to defend or comply with and could divert management’s attention as well as operational resources. Any such dispute, litigation or investigation, whether currently pending or threatened or in the future, may have a material adverse effect on our financial results.

Product liability claims against us could result in significant costs or negatively impact our reputation and could adversely affect our business results and financial condition.
      We are sometimes exposed to warranty and products liability claims. There can be no assurance that we will not experience material product liability losses arising from such claims in the future and that these will not have a negative impact on our sales and profitability. We generally maintain insurance against many product liability risks but there can be no assurance that this coverage will be adequate for liabilities ultimately incurred. In addition, there is no assurance that insurance will continue to be available on terms acceptable to us. A successful claim that exceeds our available insurance coverage could have a material adverse effect on our financial results.
Risks Related to Ownership of Our Common Shares

Because there has been a public market for our common shares for only a short period of time, the market price and trading volume of our shares may be volatile.
      Prior to the separation there was no trading market for our common shares. We cannot predict the extent to which investors’ interest will lead to a liquid trading market or whether the market price of our shares will be volatile.
      The market price of our common shares could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their stock price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company.
      A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

The terms of our separation from Alcan and our shareholder rights plan could delay or prevent a change of control that you may consider favourable.
      We could incur significant tax liability, or be liable to Alcan for the resulting tax, if certain events described under “ — Risks related to our separation from Alcan — We could incur significant tax liability, or be liable to Alcan, if certain transactions occur which violate tax-free spin-off rules” occur which violate tax-free spin-off rules and cause the spin-off to be taxable to Alcan. This indemnity obligation, or our potential tax liability, either of which could be significant, might discourage, delay or prevent a change of control that you may consider favourable.
      The rights of Alcan to terminate certain of our agreements in circumstances described under “ — Risks related to our separation from Alcan — We may lose key rights if a change in control of our voting shares were to occur” also might discourage, delay or prevent a change of control that you may consider favourable.
      Please see “Item 1. Business — Arrangements Between Novelis and Alcan” for a more detailed description of these agreements and provisions. In addition, our shareholder rights plan also may discourage, delay or prevent a merger or other change of control that shareholders may consider favourable.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact our cash flows.

Interest Rates
      Historically, Alcan has centrally managed its financing activities in order to optimize its costs of funding and financial flexibility at a corporate level. As the debt being carried in our historical combined financial statements does not necessarily reflect our debt capacity and financing requirements as a stand-alone company, we have not presented interest rate sensitivities for historical periods. You should generally read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Exhibit 99.1, which is incorporated by reference to Item 7 above. For accounting policies on interest rate swaps used to hedge interest costs on certain debt, you should read note 3 of the annual combined financial statements.
Currency Derivatives
      The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of our currency derivatives outstanding as at December 31, 2004. Virtually all currency derivatives are undertaken with Alcan.

						Total
						Nominal	Fair
	2005	2006	2007	2008	2009	Amount	Value

	($ millions, except contract rates)
Forward contracts
To buy USD against the foreign currency
CHF Nominal Amount	33	11	2	2	1	49	(7)
Average contract rate	1.2722	1.3479	1.2904	1.2644	1.2408
GBP Nominal Amount	64	1	—	—	—	65	(3)
Average contract rate	1.8273	1.7420	—	—	—
To sell USD against the foreign currency
GBP Nominal Amount	56	1	—	—	—	57	4
Average contract rate	1.7856	1.6387	—	—	—
EUR Nominal Amount	49	—	—	—	—	49	4
Average contract rate	1.2518	—	—	—	—
CHF Nominal Amount	1	—	—	—	—	1	—
Average contract rate	1.1263	—	—	—	—
To sell EUR against the foreign currency
USD Nominal Amount	316	87	57	—	—	460	(48)
Average contract rate	1.2329	1.2284	1.2330	—	—
CHF Nominal Amount	24	13	5	5	4	51	(1)
Average contract rate	1.5199	1.5014	1.4614	1.4436	1.4266
GBP Nominal Amount	152	16	—	—	—	168	(3)
Average contract rate	1.4288	1.4136	—	—	—
To buy EUR against the foreign currency
GBP Nominal amount	56	5	1	—	—	62	1
Average contract rate	1.4239	1.3990	1.3598	—	—

						Total
						Nominal	Fair
	2005	2006	2007	2008	2009	Amount	Value

	($ millions, except contract rates)
To buy GBP against the foreign currency
CHF Nominal Amount	9	—	—	—	—	9	—
Average contract rate	2.2036	—	—	—	—
To sell EUR against the foreign currency
CHF Nominal Amount	19	—	—	—	—	19	—
Average contract rate	2.1730	—	—	—	—
      Any negative impact of currency movements on the currency contracts that we have entered into to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to us are prohibited. For our accounting policies relating to currency contracts, refer to note 3 of the annual combined financial statements.
Derivative Commodity Contracts
      Our aluminum forward contract positions, the counterparty of which is Alcan, are entered into to hedge future purchases of metal that are required for firm sales and purchase commitments to fabricated products customers and to hedge future sales. Consequently, any negative impact movements in the price of aluminum on the forward contracts would be offset by an equal and opposite impact on the sales and purchases being hedged.
      The effect of a reduction of 10% in aluminum prices on our aluminum forward contracts outstanding at December 31, 2004 would be to decrease our net income over the period ending December 31, 2007 by approximately $63 million ($44 million in 2005, $12 million in 2006 and $7 million in 2007). These results reflect a 10% reduction from the December 31, 2004 three-month LME aluminum closing price of $1,958 per tonne and assume an equal 10% decrease has occurred throughout the aluminum forward price curve existing as at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data
      The information set forth in Exhibit 99.2 is incorporated herein by reference.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
      (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III
Item 10.     Directors and Executive Officers of Registrant
Our Directors
      Our Board of Directors comprises 12 directors. Our directors’ terms will expire at each annual shareholders meeting. Our first annual meeting of shareholders after the separation will be held prior to June 30, 2006. This will be an annual meeting of shareholders for the election of directors. The annual meeting will be held at a place in North America and on such date as may be fixed by our board of directors.
      The following table sets forth information as to persons who currently serve as our directors. Except in the case of David FitzPatrick, all of the directors listed below have served on our board of directors since the separation. Mr. FitzPatrick joined our board of directors on March 24, 2005. Biographical details for each of our directors are also set forth below.

Name	Age	Position

Brian W. Sturgell	55	Director, President and Chief Executive Officer
J.E. Newall, O.C.(1)(2)(3)(4)	69	Non-Executive Chairman of the Board
Jacques Bougie, O.C.(2)(4)	57	Director
Charles G. Cavell(1)(2)(3)	62	Director
Clarence J. Chandran(2)(3)(4)	56	Director
C. Roberto Cordaro(2)(3)(4)	55	Director
Helmut Eschwey(2)(3)(4)	55	Director
David J. FitzPatrick(1)(2)	51	Director
Suzanne Labarge(1)(2)(3)	58	Director
William T. Monahan(2)(3)(4)	57	Director
Rudolf Rupprecht(1)(2)(4)	65	Director
Edward V. Yang(1)(2)(4)	59	Director

(1)	Member of our audit committee.

(2)	Member of our corporate governance committee.

(3)	Member of our human resources committee.

(4)	Member of our customer relations committee.
      Brian W. Sturgell is our President and Chief Executive Officer and a Director. Mr. Sturgell has 31 years of experience in the aluminum business and has worked for Alcan for the past 15 years. From January 2002 until January, 2005, Mr. Sturgell was Executive Vice President and a member of the Office of the President at Alcan, and responsible for Alcan’s Rolled Products Americas and Asia, Rolled Products Europe and Packaging business groups. In this role, he oversaw the global operations of Alcan’s rolled products and packaging businesses. Mr. Sturgell has held several other positions with Alcan: Executive Vice President, Aluminum Fabrication, Americas and Asia (from November 2000 to January 2002), Executive Vice President, Corporate Development (from January 1999 to November 2000), Executive Vice President, Asia/ Pacific (July 1997 to January 1999) and Executive Vice President, Fabricated Products, North America and President of Alcan Aluminum Corporation (from January 1996 to July 1997). In 2004, Mr. Sturgell concluded a two-year term as Chairman of the U.S. Aluminum Association. He is a member of the board of directors for the U.S. National Association of Manufacturers. Born in Michigan in 1949, Mr. Sturgell graduated from Michigan State University with a bachelor of science degree. He has also attended the Executive Development Program at the Kellogg Graduate School at Northwestern University in the United States.
      J.E. Newall, O.C. is the Non-Executive Chairman of our board of directors and a member of our audit, corporate governance, human resources and customer relations committees. Mr. Newall had been on the board of directors of Alcan since 1985. Mr. Newall has been Chairman of the board of directors of NOVA Chemicals Corporation (previously known as Nova Corporation) since 1998 and of Canadian Pacific Railway Limited since 2001. He was the Vice Chairman and Chief Executive Officer of NOVA Chemicals Corporation from 1991 to 1998. He is also a Director of Maple Leaf Foods Inc.
      Jacques Bougie, O.C. is a Director on our board of directors and a member of our corporate governance and customer relations committees. Mr. Bougie was President and Chief Executive Officer of Alcan from 1993 to 2001 and was President and Chief Operating Officer of Alcan from 1989 to 1993. He is Chairman of the International Advisory Council of CGI Group Inc. and is a Director of NOVA Chemicals Corporation, McCain Foods Ltd., RONA Inc. and Abitibi Consolidated Inc.
      Charles G. Cavell is a Director on our board of directors and a member of our audit, corporate governance and human resources committees. Mr. Cavell recently retired as President and Chief Executive Officer of Quebecor World Inc., one of the world’s largest commercial printers, with plants throughout Europe, South America and North America. He currently serves on the board of several commercial and charitable institutions and he is the Vice Chairman of the Board of Governors of Concordia University.
      Clarence J. Chandran is a Director on our board of directors and a member of our corporate governance, human resources and customer relations committees. Mr. Chandran is Chairman of the Chandran Family Foundation Inc. He retired as the President, Business Process Services, of CGI Group Inc. in 2004 and retired as Chief Operating Officer of Nortel Networks Corporation in 2001. Mr. Chandran is also a Director of MDS Inc. and Chairman of the board of directors of Conros Corporation and was a Director of Alcan from 2001 to 2003.
      C. Roberto Cordaro is a Director on our board of directors and a member of our corporate governance, human resources and customer relations committees. Mr. Cordaro is the President, Chief Executive Officer and has been a Director of Nuvera Fuel Cells, Inc. since 2002. He was Chief Executive Officer of the Motor Coach Industries International from 2000 to 2001 and was Executive Vice President of Cummins Inc. from 1996 to 1999.
      Helmut Eschwey is a Director on our board of directors and a member of our corporate governance, human resources and customer relations committees. Dr. Eschwey has been the Chairman of the board of management of Heraeus Holding GmbH, in Germany since 2003. Prior to that, Dr. Eschwey was the head of the plastics technology business at SMS AG from 1994. Before he joined SMS AG, he held management positions at Freudenberg Group of Companies, Pirelli & C. S.p.A. and the Henkel Group.
      David J. FitzPatrick became a Director on our board of directors in March 2005 and is a member of the audit and corporate governance committees. He is special advisor to the chief executive officer of Tyco International Ltd. (Tyco). Previously, he was executive vice president and chief financial officer of Tyco, a post he held from September 2002 until March 2005. He was senior vice president and chief financial officer for United Technologies Corporation from June 1998 until September 2002.
      Suzanne Labarge is a Director on our board of directors and a member of our audit, corporate governance and human resources committees. Ms. Labarge retired as the Vice Chairman and Chief Risk Officer of the Royal Bank of Canada in September 2004. She was Executive Vice President, Corporate Treasury, of the Royal Bank of Canada from 1995 to 1998.
      William T. Monahan is a Director on our board of directors and a member of our corporate governance, human resources and customer relations committees. Mr. Monahan is the retired Chairman and Chief Executive Officer of Imation Corporation, where he served in that capacity from its spin-off from 3M Co. in 1996 to May of 2004. Prior to that, he held numerous executive positions at 3M, including Group Vice President, Senior Vice President of 3M Italy and the Vice President of the Data Storage Division. Mr. Monahan is a Director of Pentair, Inc., Hutchinson Technology Inc. and Mosaic, Inc.
      Rudolf Rupprecht is a Director on our board of directors and a member of our audit, corporate governance and customer relations committees. Dr. Rupprecht has been Chairman of the executive board of MAN AG, in Germany since 1996. Prior to that, Dr. Rupprecht occupied various supervisory board positions within that company which he joined in 1966. Dr. Rupprecht is also a member of the supervisory boards of Salzgitter AG and WalterBau AG and is Chairman of the supervisory board of SMS GmbH.
      Edward V. Yang is a Director on our board of directors and a member of our audit, corporate governance and customer relations committees. Mr. Yang is the Chief Executive Officer of the Netstar Group of Companies and is also Operating Partner at ING Barings Private Equity Partners Asia. Prior to his current role, Mr. Yang was also a Corporate Senior Vice President and the President of Asia Pacific at Electronic Data Systems Corporation from 1992 to 2000.
Our Executive Officers
      The following table sets forth information as to executive officers of our company who are not directors. Biographical details for each of our executive officers who are not directors are also set forth below. None of the identified officers have retained their positions with Alcan after the separation.

Name	Age	Position

Martha Finn Brooks	45	Chief Operating Officer
Geoffrey P. Batt	57	Senior Vice President and Chief Financial Officer
Christopher Bark-Jones	58	Senior Vice President and President — Europe
Kevin Greenawalt	48	Senior Vice President and President — North America
Jack Morrison	53	Senior Vice President and President — Asia
Antonio Tadeu Coelho Nardocci	47	Senior Vice President and President — South America
Pierre Arseneault	48	Vice President, Strategic Planning and Information Technology
Steven Fehling	58	Vice President Global Procurement and Metal Management
David Godsell	49	Vice President, Human Resources and Environment, Health and Safety
Jo-Ann Longworth	44	Vice President and Controller
Orville G. Lunking	49	Vice President and Treasurer
Leslie J. Parrette, Jr.	43	General Counsel
Brenda Pulley	46	Vice President, Corporate Affairs and Communications
Thomas Walpole	50	Vice President and General Manager, Can Products Business Unit
David Kennedy	55	Corporate Secretary
      Martha Finn Brooks is our Chief Operating Officer. Ms. Brooks joined Alcan as the President and Chief Executive Officer of Alcan’s Rolled Products Americas and Asia business group in August 2002. Ms. Brooks led three of Alcan’s business units, namely North America, Asia and Latin America. Prior to joining Alcan, Ms. Brooks was the Vice President, Engine Business, Global Marketing: Sales at Cummins Inc., a manufacturer of service electric power generation systems, engines and related products. She was with Cummins Inc. for 16 years, where she held a variety of positions in strategy, international business development, marketing and sales, engineering and general management. Ms. Brooks is a member of the board of directors of International Paper Company, a member of the Board of Trustees of Manufactures Alliance, and a Trustee of the Hathaway Brown School. Born in 1959, Ms. Brooks holds a B.A. in Economics and Political Science and a Masters of Public and Private Management specializing in international business from Yale University in the United States.

      Geoffrey P. Batt is a Senior Vice President and our Chief Financial Officer. Mr. Batt retired from Alcan in January 2004 after a 29-year career as a senior financial manager with the company. A former Vice President and Financial Controller of Alcan’s Rolled Products Americas and Asia business group, Mr. Batt has held senior finance positions in Canada, Switzerland, the United Kingdom, and the United States. Mr. Batt joined Alcan in 1973 as an accountant in Kingston, Canada. In 1985 he was named Director of Planning and Finance of Alcan Enterprises North America in Montreal. Two years later he became Finance Director, New Business for Alcan Aluminium S.A. In 1988, he assumed the position of New Business Development Manager of British Alcan. He returned to Montreal in 1991 as Assistant Controller for Alcan Aluminium Limited. Mr. Batt became Treasurer of Alcan Aluminium Limited in 1997 and Chief Financial Officer of Alcan Europe in 1998. Born in 1947 and a native of Keynsham, England, Mr. Batt attended Queen’s University in Kingston, Ontario. In 1975, Mr. Batt received his accounting designation from The Certified General Accountant’s Association of Canada.
      Christopher Bark-Jones is a Senior Vice President and the President of our European operations. Mr. Bark-Jones was the President and Chief Executive Officer of Alcan Rolled Products, Europe from January 2002 until January 2005. He held several other positions with Alcan: Vice President, Corporate Development and Chief Financial Officer, Alcan Europe (from August 2000 to January 2002) and the Chairman and Chief Executive Officer of Indian Aluminum Company, Limited, a company listed on the Indian stock exchange (from October 1998 to August 2000). Mr. Bark-Jones was the Chief Financial Officer of British Alcan Aluminium plc from July 1991 to June 1996, and the Chief Financial Officer of Alcan Europe Ltd. from its formation on June 1996 until October 1998. He is past Chairman of the European Aluminum Association. Before joining Alcan in 1978, Mr. Bark-Jones was an investment research analyst at Morgan Guarantee Trust Company. Born in 1946 in Liverpool, England Mr. Bark-Jones has an MA in economics from Cambridge University in England and an MBA from Insead Business School in France.
      Kevin Greenawalt is a Senior Vice President and the President of our North American operations. Mr. Greenawalt was the President of Rolled Products North America from April 2004 until January 2005. Mr. Greenawalt was with Alcan since 1983, holding various managerial positions in corporate and business planning, operations planning, manufacturing, sales and business unit management. Prior to the Rolled Products North America position, his most recent position at Alcan was Vice President, Manufacturing for Rolled Products Europe based in Zurich, Switzerland, where he was responsible for ten facilities in Germany, Switzerland, Italy and the United Kingdom. In the late 1990s, Mr. Greenawalt led the Alcan North American Light Gauge Products business unit. Born in 1956, Mr. Greenawalt holds an MBA and a Bachelor of Science in Industrial Administration from Carnegie-Mellon University in the United States. He participated in the International Masters Program in Practicing Management (UK, Canada, India, Japan, France) and was trained in Japan in Kaizen and Lean Manufacturing.
      Jack Morrison is a Senior Vice President and the President of our Asian operations. Mr. Morrison was the President, Rolled Products Asia and Chief Executive Officer of Alcan Taihan Aluminum Limited from June 2000 until January 2005. Mr. Morrison has been responsible for Aluminium Company of Malaysia since November 2001. Mr. Morrison has over 30 years experience in the aluminum industry having worked for Alcoa and Consolidated Aluminum prior to joining Alcan in 1981. Prior to his assignment in Asia, Mr. Morrison was the President of Alcan Sheet Products, North America located in Cleveland, Ohio, United States. Born in 1952, Mr. Morrison holds a Bachelor of Science in Industrial Management from Purdue University in the United States.
      Antonio Tadeu Coelho Nardocci is a Senior Vice President and President of our South American operations following the separation. Mr. Nardocci joined Alcan in 1980. Mr. Nardocci was the President of Rolled Products South America from March 2002 until January 2005. Prior to that, he was a Vice President of Rolled Products operations in Southeast Asia and Managing Director of Alcom — Aluminum Company of Malaysia in Kuala Lumpur, Malaysia. Born in São Paulo, Brazil in 1957, Mr. Nardocci graduated from the University of São Paulo with a degree in metallurgy. Mr. Nardocci is a member of the executive board of the Brazilian Aluminum Association.

      Pierre Arseneault is our Vice President, Strategic Planning and Information Technology. He is responsible for developing our global strategic planning efforts and leading our organization’s information technology function. Mr. Arseneault joined Alcan in 1981. Mr. Arseneault was a Vice President of Alcan from December 2003 until January 2005. In his 23 years with Alcan, he held different key positions. He led the Pechiney integration from December 2003 to May 2004. He was President of Rolled Products North America from August 2001 to December 2003 and President of light gauge in North America and Asia from August 2000 to August 2001. From April 1997 until August 2000, based in Asia, Mr. Arseneault held the position of Vice President of South East Asia. During the prior 15 years, he held different positions in Alcan’s Primary Metal group. Born in 1956 in Victoriaville, Canada, Mr. Arseneault graduated from Polytechnique University, where he earned a Bachelor’s Degree in Industrial Engineering. He also has a Masters Degree in international management from the International Masters Program in Practicing Management (IMPM), a cooperative venture of business schools in five countries around the world — Canada, England, France, India, and Japan.
      Steven Fehling is Vice President, Global Procurement and Metal Management for Novelis Inc. He is responsible for developing procurement strategy, driving global procurement improvement initiatives and for large and multi-continent contracts. He is also responsible for leading the development and implementation of policies on metal pricing, hedging, trading and the global procurement of metal. Mr. Fehling has 20 years of experience in the industry. Since joining Alcan in 1990 as Vice President Planning & Marketing for the company’s Recycling Division, Mr. Fehling held a series of senior level management positions for the organization. Prior to the separation from Alcan, he led global purchasing, maintained a leadership role in strategic metal policy development and day-to-day metal management and hedging activities for Alcan Rolled Products Americas and Asia business group as Vice President Metal Management and Purchasing. Mr. Fehling holds an M.B.A. with a major in Logistics from Indiana University, and a Bachelor in Industrial Management from Purdue University. He is also a graduate of the advanced management program at Harvard University. Active in the aluminum industry, Mr. Fehling has served on the Executive Committee and the Board of Directors of the Aluminum Association.
      David Godsell is our Vice President, Human Resources and Environment, Health and Safety. In this position, he has global responsibilities for all aspects of our organization’s human resources function as well as environment, health and safety. Mr. Godsell joined Alcan in 1979. After joining Alcan, he held human resources positions of increasing responsibility within the downstream Alcan fabrication group before transferring to Alcan’s smelting company in British Columbia. From 1996 until January 2005, Mr. Godsell was the Vice President of Human Resources and Environment, Health and Safety for Alcan Rolled Products Americas and Asia. Mr. Godsell began his career with the Continental Can Company in 1978 prior to joining Alcan. Born in 1955, Mr. Godsell holds a Bachelor of Arts in Economics from Carleton University in Ottawa, Canada.
      Jo-Ann Longworth is our Vice President and Controller. From August 2003 until January 2005, Ms. Longworth was Vice President and Business Finance Director for Rolled Products Americas and Asia in Cleveland, Ohio, United States. Ms. Longworth joined Alcan in 1989 and has progressed through a series of financial positions with several Alcan businesses. After starting her career in the Controller’s department as Manager of Accounting Research in Montreal, she subsequently became the controller for Alcan’s North American Foil Products division in Toronto in 1993 before moving to Jamaica three years later as Chief Financial Officer of the bauxite and alumina facilities there. In 2000, Ms. Longworth relocated back to Montreal and held the post of Financial Director in the Primary Metals Group for Quebec and United States prior to becoming Director, Investor Relations for Alcan in 2002. Before joining Alcan, Ms. Longworth was an audit manager at Price Waterhouse. Born in Montreal in 1961, she attended Concordia and McGill universities and is a Canadian Chartered Accountant.
      Orville G. Lunking is our Vice President and Treasurer. From August 2001 until January 2005, Mr. Lunking was the Corporate Treasurer of Smithfield Foods, Inc. Previously, from July 1997 to August 2001, Mr. Lunking was the Assistant Treasurer for Sara Lee Corporation. From 1991 to July 1997, Mr. Lunking was the Director of Global Finance for AlliedSignal Inc., now known as Honeywell International Inc. Mr. Lunking also worked for seven years, from 1984 to 1991, as a senior associate and then Vice President in a broad range of corporate financial service areas at Bankers Trust in New York. He began his career in the

Treasurer’s Office of General Motors in New York, from 1981 to 1984. Mr. Lunking was born in Johannesburg, South Africa in 1955 and graduated with an undergraduate degree in geography from Dartmouth College and an MBA in finance from the Wharton School of the University of Pennsylvania.
      Leslie J. Parrette, Jr. joined Novelis as General Counsel in March 2005. From July 2000 until February 2005, he served as Senior Vice President and General Counsel of Aquila, Inc., an international electric and gas utility and energy trading company. From September 2001 to February 2005, he also served as Corporate Secretary of Aquila. Prior to joining Aquila, Mr. Parrette was a partner in the Kansas City-based law firm of Blackwell Sanders Peper Martin LLP from April 1992 through June 2000. Born in 1961, Mr. Parrette holds an A.B., magna cum laude, in Sociology from Harvard College (1983) and received his J.D. from Harvard Law School (1986).
      Brenda D. Pulley is our Vice President, Corporate Affairs and Communications. She has global responsibility for our organization’s corporate affairs and communication efforts, which include branding, strategic planning, and internal and external communications. She was Vice President, Corporate Affairs and Government Relations of Alcan from September 2000 to 2004. Upon joining Alcan in 1998, Ms. Pulley was named Director, Government Relations. She has served as Legislative Assistant to Congressman Ike Skelton of Missouri and to the U.S. House of Representatives Subcommittee on Small Business, specializing in energy, environment, and international trade issues. She also served as Executive Director for the National Association of Chemical Recyclers, and Director, Federal Government Relations for Safety-Kleen Corp. Ms. Pulley currently serves as the Chairperson for America Recycles Day and on the board of directors for the League of American Bicyclists. Born in 1958, Ms. Pulley earned her Bachelor of Science degree from Central Missouri State University in the United States majoring in Social Science, with a minor in communications.
      Thomas Walpole is Vice President and General Manager, Can Products Business Unit for Novelis Inc. He is responsible for developing and coordinating Novelis’ global strategy in the can market, including recycling and promotion and also leads the Can Product business unit in North America. Mr. Walpole has over twenty-five years of aluminum industry experience having worked for Alcan since 1979. Prior to his recent assignment, Mr. Walpole held international positions for the organization in Europe and Asia until 2004. He began as Vice President, Sales, Marketing & Business Development for Alcan Taihan Aluminum Ltd. (ATA) and most recently was President of the Litho/ Can and Painted Products for the Europe region. Born in 1954, Mr. Walpole graduated from State University of New York at Oswego with a Bachelor of Science degree in accounting, and holds a Master of Business from Case Western Reserve University.
      David Kennedy is our Corporate Secretary. Since joining Alcan in 1979, Mr. Kennedy has held various legal and business positions within the Canadian downstream businesses of the Alcan Group, including Senior Counsel, with a general focus on business transactions. Since 1997, he has served as counsel to global projects related to Y2K and most recently Alcan’s TARGET project responding to evolving public policies to address global warming. In his capacity as Manager Code of Conduct from 1997 to 2000, Mr. Kennedy provided leadership and advice in the administration of Alcan’s Code of Conduct, a document reflecting the legal-ethical framework in which Alcan conducts its operations throughout the world. Mr. Kennedy is a member of a number of professional and business associations, including the Canadian Bar Association. From 1990 to 1998 he served as Chairman of the Competition Law Policy Committee, Canadian Alliance of Manufacturers and Exporters. He is presently a Director of the Canadian Centre for Ethics and Corporate Policy, the Canadian German Chamber of Commerce and Family Awareness of Mental Health Everywhere. Born in 1949, Mr. Kennedy is a graduate of the University of Western Ontario and University of Toronto Law School. He has been a member of the Ontario bar since 1976.
Board of Directors and Corporate Governance Matters
      We are committed to the highest levels of corporate governance practices, which we believe are essential to our success and to the enhancement of shareholder value. Our shares are listed on the Toronto and New York Stock Exchanges and we make required filings with the Canadian and U.S. securities regulators. We make these filings available on our website at http://www.novelis.com as soon as reasonably practicable after they are electronically filed. Novelis is subject to a variety of corporate governance and disclosure requirements. Novelis’ corporate governance practices meet the Toronto Stock Exchange Corporate Governance Guidelines, or the TSX Guidelines, and other applicable stock exchange and regulatory requirements and ensure transparency and effective governance of the Company.
      Our Board of Directors will regularly review corporate governance practices in light of developing requirements in this field. As new provisions come into effect, our Board of Directors will reassess our corporate governance practices and implement changes as and when appropriate. The following is an overview of our corporate governance practices.
Novelis Board of Directors
      Our Board of Directors has the responsibility for stewardship of our company, including the responsibility to ensure that we are managed in the interest of our shareholders as a whole, while taking into account the interests of other stakeholders.1 Our Board of Directors supervises the management of our business and affairs and discharges its duties and obligations in accordance with the provisions of (1) the CBCA, (2) our articles of incorporation and bylaws, (3) the charters of our Board of Directors and its committees, and (4) other applicable legislation and company policies.
      Our corporate governance practices require that, in addition to its statutory duties, the following matters be subject to Board approval: (1) capital expenditure budgets and significant investments and divestments, (2) our strategic and value-maximizing plans,2 (3) the number of Directors within the limits provided in our articles of incorporation and (4) any matter which may have the potential for important impact on our company. The Board intends to review the composition and size of the Board once a year.3 All new directors will receive a Board Manual containing a record of historical public information about the company, as well as the charters of the Board and its committees, and other relevant corporate and business information. Senior management makes regular presentations to the Board on the main areas of our business. Directors are invited to tour our various facilities.4

Corporate Governance Guidelines
      The Board of Directors has adopted a Charter that establishes various corporate governance guidelines relating to, among other things, the composition and organization of the Board of Directors, the duties and responsibilities of the Board of Directors and the resources and authority of the Board of Directors. Under the Board of Director’s Charter, which is available on our website at www.novelis.com and is available in print upon request from our shareholders from our Corporate Secretary, every meeting of the Board of Directors is to be followed by an executive session at which no executive Directors or other members of management are present. These executive sessions are designed to ensure free and open discussion and communication among the non-management Directors. Presently, the Chairman of the Board of Directors leads these meetings.5 Stockholders and other interested parties may communicate with the Board of Directors or any individual member or committee thereof at the address of our headquarters, care of Corporate Secretary or by sending an email to david.kennedy@novelis.com. All such communications will be received by the Corporate Secretary, who will promptly forward relevant communications to the appropriate director or Board committee.

Note 1: Refers to TSX Guideline 1.
Note 2: Refers to TSX Guideline 1(a).
Note 3: Refers to TSX Guideline 7.
Note 4: Refers to TSX Guideline 6.
Note 5: Refers to TSX Guideline 12.

     Independence of Our Board of Directors6
      To assist in determining the independence of its members, our Board of Directors has established Guidelines on the Independence of the Directors of Novelis. The definition of an independent director under the Guidelines on Independence encompasses both the definition of an “unrelated” director within the meaning of the TSX Guidelines and of an “independent” director within the meaning of the rules of the New York Stock Exchange. Such a director must not have any material relationship with us, either directly or as a partner, shareholder or officer of a company that has a relationship with us and must not have an interest or relationship which could reasonably be perceived to interfere with his or her ability to act in the best interests of our company (an “independent director”). Under the Guidelines on Independence, the following relationships generally will be considered not to be material relationships that would impair a director’s independence: (1) if a director is an officer, partner or significant shareholder in an entity that does business with us and the annual sales or purchases, for goods or services, to or from us are less than two percent of the consolidated gross annual revenues of that entity; (2) if a director is a limited partner, a non-managing member or occupies a similar position in an entity that does business with us, or has a shareholding in such entity which is not significant, and who, in each case, has no active role in sales to or in providing services to us and derives no direct material personal benefit from the same; and (3) if a director services as an officer, director or trustee of a charitable organization and our charitable contributions to the organization are less than two percent of that organization’s total consolidated gross annual revenues. For purposes of the Guidelines on Independence, a “significant shareholding” means direct or indirect beneficial ownership of five percent or more of the outstanding equity or voting rights of the relevant entity. Our Board of Directors has determined that all members of the board of directors with the exception of Brian W. Sturgell, are independent directors.
      The Guidelines on Independence establish standards for members of our Audit, Human Resources and Nominating Committees. This definition of independence corresponds to the Audit Committee member independence qualification under the U.S. Sarbanes-Oxley Act of 2002 (SOX). To meet the SOX Audit Committee qualification, a director must not, directly or indirectly, accept any consulting, advisory or other compensatory fee from us (except in his or her capacity as director) and may not be an affiliated person of our company or any subsidiary other than in his or her capacity as a member of the Board or any committee of the Board.
     Committees of Our Board of Directors
      Our Board of Directors has established four standing committees: an Audit Committee, a Corporate Governance Committee, a Human Resources Committee and a Customer Relations Committee. Each committee is constituted by its own charter which is available on our website at www.novelis.com and is available in print upon request from our shareholders from our Corporate Secretary. All four standing committees are required to be made up exclusively of independent directors.7 Environment, health and safety matters (in addition to matters relating to compensation) are dealt with by the Human Resources Committee.
      According to their mandates as set out in their charters, the Board and each of its Committees may engage outside advisors at the expense of Novelis.8
     Audit Committee and Financial Expert
      Our Board of Directors has a separately-designated standing Audit Committee9 established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, the requirements of the

Note 6: Refers to TSX Guidelines 2 and 3.
Note 7: Refers to TSX Guideline 9.
Note 8: Refers to TSX Guideline 14.
Note 9: Refers to TSX Guideline 13.

CBCA and stock exchange rules. The members of the audit committee are J.E. Newall, O.C., Charles G. Cavell, David J. FitzPatrick, Suzanne Labarge, Rudolf Rupprecht and Edward V. Yang. Our Board of Directors has determined that Suzanne Labarge is an audit committee financial expert as defined by the rules of the Securities and Exchange Commission and that each member of the Audit Committee is independent within the meaning of the applicable New York Stock Exchange and Toronto Stock Exchange listing standards.
      The Audit Committee’s main objective is to provide an effective overview of our financial reporting process and internal control functions. It will assist our Board of Directors in fulfilling its functions relating to corporate accounting and reporting practices, as well as overseeing financial and accounting controls10 and reviewing and approving financial statements and proposals for the issuance of securities. The Audit Committee will also identify the principal risks of our business such as volatility in metal price, raw material and energy costs and foreign exchange rates and will oversee the implementation of appropriate measures to manage such risks, including policies and standards relating to risk management.11
      With respect to compliance and disclosure matters, the Audit Committee will assist management in ensuring that we make timely disclosure of activities12 that would materially impact our financial statements, that all potential claims against us have been properly evaluated, accounted for and disclosed, and that regular updates are received regarding certain of our policies and practices.
      The Audit Committee will review financial information prepared in accordance with U.S. GAAP and non-GAAP financial information in its various forms, including quarterly earnings releases. It will also review major accounting issues that arise and expected changes in accounting standards and processes that may impact our company.
      The Audit Committee has direct communication with our external and internal auditors and will meet privately on a regular basis with each of the external and internal auditors and senior members of financial management. It will recommend external auditors for appointment by our shareholders, review their degrees of independence and receive and review regular reports from them. The chairman of the Audit Committee will review the terms of engagement of our external auditors and sign the external auditor’s audit engagement letter. The Audit Committee will also discuss with our external auditors the quality and not just the acceptability of our accounting principles and obtain their assurance that the audit was conducted in a manner consistent with applicable laws and regulations. We expect to implement a formal procedure that establishes rules on our employment of former employees of our auditors.
      The Audit Committee will assist us in ensuring that our process for monitoring compliance with, and dealing with violations of, our code of conduct, which is described below, is established and updated. In particular, the Audit Committee will establish procedures in relation to complaints or concerns that may be received by us involving accounting, internal accounting controls or audit matters, including the anonymous handling thereof.
     Corporate Governance Committee
      The Corporate Governance Committee has the broad responsibility of regularly reviewing the company’s corporate governance practices in general. Our Corporate Governance Committee is composed entirely of independent directors.13
      The Corporate Governance Committee’s main duties are to oversee the composition and size of our Board of Directors and nominate new directors. It will review candidates for nomination as directors and

Note 10: Refers to TSX Guideline 1(e).
Note 11: Refers to TSX Guideline 1(b).
Note 12: Refers to TSX Guideline 1(d).
Note 13: Refers to TSX Guideline 10.

recommend candidates for election to our Board of Directors.14 The Corporate Governance Committee will develop position descriptions for our Board of Directors, the chairman of our Board of Directors and our chief executive officer and approve our chief executive officer’s corporate objectives.15 The Corporate Governance Committee is allowed to employ search firms for identifying and evaluating Director nominees. We do not anticipate having a specific policy regarding nominations to our Board of Directors made by our shareholders. However, shareholders representing five percent or more of our shares entitled to vote may propose nominees for election as directors by following the procedures set out in the CBCA.
      The Corporate Governance Committee assesses and ensures on an annual basis the effectiveness of our Board of Directors as a whole, of each committee of our Board of Directors and the contribution of individual directors, including our chief executive officer.16 Each director will complete a survey of Board effectiveness on an annual basis which we anticipate will cover the subjects under the categories of Board composition, responsibility, meetings and committees. As part of this survey, each of our directors will be asked to complete a self-evaluation and an evaluation of other individual members of our Board of Directors. The Corporate Governance Committee will also assess our Board’s relationship with management and recommend, where necessary, limits on our management’s authority to act without explicit approval of our Board of Directors.
      The Corporate Governance Committee’s mandate also includes recommending levels of compensation for our directors. To this end, the Corporate Governance Committee considers recommendations from the Human Resources Committee and considers factors such as time commitment, risks and responsibilities.17

Human Resources Committee
      The Human Resources Committee has the broad responsibility to review human resources policy and employee relations matters and makes recommendations with respect to such matters to our Board of Directors or our chief executive officer, as appropriate. The Human Resources Committee is composed entirely of independent directors. Its specific roles and responsibilities are set out in its charter. The Human Resources Committee will periodically review the effectiveness of our overall management organization structure and succession planning for senior management,18 review recommendations for the appointment of executive officers, and consider and make recommendations to our Board of Directors based on trends and developments in the area of human resource management.
      The Human Resources Committee will establish our general compensation philosophy and oversee the development and implementation of compensation policies and programs. It also will review and approve the level of and/or changes in the compensation of individual executive officers, except that in the case of the chief executive officer and chief operating officer, it will make recommendations regarding compensation and objectives to the Board of Directors, in each case taking into consideration individual performance and competitive compensation practices.
      The Human Resources Committee has the responsibility of reviewing our policy, management practices and performance in environment, health and safety matters and making recommendations to our Board of Directors on such matters in light of current and changing requirements. The Human Resources Committee also will review, assess and provide advice to our Board of Directors on policy, legal, regulatory and consumer trends and developments related to the environment, as they impact us, our employees, businesses, processes and products.

Note 14: Refers to TSX Guideline 4.
Note 15: Refers to TSX Guideline 11.
Note 16: Refers to TSX Guideline 5.
Note 17: Refers to TSX Guideline 8.
Note 18: Refers to TSX Guideline 1(c).

Customer Relations Committee
      In an advisory capacity, the Customer Relations Committee reviews information furnished by management, provides advice and counsel, and serves as a conduit for communications with the Board of Directors for the purposes of deepening the Board’s understanding of (a) key end-use markets served by us (and new markets that, in the foreseeable future, may be served by us), (b) our existing and prospective customers in such markets, (c) the nature of our relationships with such customers (and efforts to further develop such relationships), (d) the needs of, and trends facing, our customers and key end-use markets, (e) the fact base regarding new markets and customers that, in the foreseeable future, may be served by the Company, and (f) our efforts to identify and implement best practices in the areas of marketing and sales.
Code of conduct
      We have adopted a Code of Conduct that governs all our employees as well as our directors. As an annex to the Code of Conduct and supplemental thereto, we will adopt additional standards that are specifically tailored to our business operations around the globe. We also have a code of ethics for senior financial officers, including the chief executive officer, the chief financial officer and the controller. Copies of these codes are posted on our Internet site to emphasize the importance we place on adherence to the highest ethical standards. We will promptly disclose any future amendments to the codes on our Internet site as well as any waivers from the Code for executive officers and directors. Copies of the codes are also available in print upon request from our shareholders from our Corporate Secretary.
      We also expect to adopt “whistleblower” procedures so that an employee can anonymously report concerns that he or she may have regarding compliance with corporate policies, the code of conduct, applicable laws or auditing, internal accounting controls and accounting matters.
Section 16(a) Beneficial Ownership Reporting Compliance
      As a foreign private issuer, our executive officers, directors and principal shareholders are not subject to the insider reporting and short swing profit recovery rules under Section 16 of the Exchange Act.

Item 11.	Executive Compensation
Director Compensation
      Each non-executive director of our company is entitled to receive compensation equal to $150,000 per year, payable quarterly, except that the directors who are members of our audit committee are entitled to $155,000. The chairman of our board of directors is to receive compensation equal to $350,000 per year, and the chairman of our audit committee is entitled to receive $175,000 per year. We have adopted a non-executive deferred share unit plan. 50% of our directors’ compensation is required to be paid in the form of director’s deferred share units, or DDSUs, and 50% in the form of either cash or additional DDSUs at the election of each non-executive director. An employee of our company who is a director is not entitled to receive fees for serving on our board of directors.
      Because at least half of the non-executive directors’ compensation will be paid in DDSUs, they are not required to own a specific amount of our shares. DDSUs are the economic equivalent of shares. A director cannot redeem the accumulated DDSUs until he or she ceases to be a member of our board of directors.
      Our board of directors believes that compensation in the form of DDSUs together with the requirement for our non-executive directors to retain all DDSUs until retirement help to align the interests of our non-executive directors with those of our shareholders.
      The number of DDSUs to be credited each quarter will be determined by dividing the quarterly amount payable by the average per share price of our shares on the Toronto and New York stock exchanges on the last five trading days of the quarter. Additional DDSUs will be credited to each non-executive director corresponding to dividends declared on our shares. The DDSUs are redeemable only upon termination of the directorship as a result of retirement, resignation or death. The amount to be paid by us upon redemption will be calculated by multiplying the accumulated balance of DDSUs by the average per share price of our shares on those exchanges at the time of redemption.
      Our non-executive directors are entitled to reimbursement for transportation and other expenses incurred in attending meetings of our board of directors and meetings of committees of our board of directors. Our non-executive directors who are not Canadian residents are entitled to reimbursement for tax advice related to compensation.
Executive Compensation
      The human resources committee is responsible for administering the compensation program for our executive officers. Our executive compensation program will be based upon a pay-for-performance philosophy. Under our program, an executive’s compensation is based on three components, namely, base salary, annual incentives and long term incentives.
Base Salary
      We anticipate that the target salary will be the mid-point of a salary range for an executive officer and reflect the competitive level of similar positions in the compensation peer groups. The companies identified as part of our peer group are comparable to us in terms of size, industry sector and level of international sophistication. Actual base salaries for executive officers will reflect the individual’s performance and contribution to our company. Base salaries of our executive officers will be reviewed annually and any proposed changes will be approved by the human resources committee.
Annual Incentives
      Our short term incentive plan is administered by the human resources committee, and has two components, each based on a different aspect of our performance: (1) 90% of the incentive opportunity of an executive will be based on our overall profitability as measured against cash flow and economic value added targets and (2) 10% of the incentive opportunity will be based on the achievement of environment, health and safety objectives as measured against pre-established targets. For each position, a target award will be set (expressed as “percent of target base salary”) reflecting both the responsibilities of the position and the competitive compensation levels.
      We expect to review our annual incentives program during 2005 in order to make recommendations to our human resources committee by the end of 2005. We expect these recommendations will be implemented by January 2006.
Long-term Incentives
      The purpose of our long term incentives is to attract and retain employees and to encourage them to contribute to our growth and long term success. We anticipate that our long term incentives will include stock options. On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 to allow for all Alcan stock options held by employees of Alcan who became employees of our company following our separation from Alcan to be replaced with options to purchase our common shares and for new options to be granted. New options granted under the Novelis Conversion Plan of 2005 will have a vesting period determined by our human resources committee and will expire no more than ten years after the date of grant, except in the case of death or retirement, in which case the options will expire not later than five years after the earlier of such death or retirement. In the case of an unsolicited change of control of our company, vesting will accelerate. The number of options granted will be based on the level of an executive’s position, the executive’s performance in the prior year and the executive’s potential for continued sustained contributions to our success. Stock options will only produce value to executives if our share price appreciates, thereby directly linking the interests of executives with those of our shareholders. The number of shares underlying options available for grant under the Novelis Conversion Plan of 2005 at March 15, 2005 is 2,219,667. We anticipate further that stock price appreciation units may be granted instead of options to certain employees due to certain local conditions of their country of residence. A stock price appreciation unit is a right to receive cash in an amount equal to the excess of the per share market value of our shares on the date of exercise of a stock price appreciation unit over the per share market value of our shares as of the date of grant of such stock price appreciation unit.
      On March 24, 2005, our board of directors adopted the Novelis Founders Performance Award Plan to allow for a one-time additional compensation opportunity for certain of our executives, including those listed in the compensation table below. Participants are awarded performance share units if share price improvement targets for 2006, 2007 and 2008 are achieved. Performance share units will not be awarded unless the share price improvement targets are achieved. A performance share unit is the right to receive cash in an amount equal to the market price of one of our shares at the time of payment. Performance share units are settled in cash at the times prescribed in the plan.
      The following table sets forth compensation information for our chief executive officer and our four other executive officers who, based on the salary and bonus compensation received from Alcan, were the most highly compensated of our executive officers for the year ended December 31, 2004. All information set forth in this table reflects compensation earned by these individuals for service with Alcan for the years ended December 31, 2004 and December 31, 2003.

						Long term Compensation
						Awards(i)

		Annual Compensation						Shares
								Underlying
			Bonus					Options Granted/
			(Executive					Stock Price
			Performance	Other Annual		Restricted		Appreciation		All Other
		Salary	Award)(ii)	Compensation		Share Units		Units(iv)		Compensation
Name and Principal Position	Year	(in $)	(in $)	(in $) (iii)		($CAN)		(#)		(in $)

Brian W. Sturgell,	2004	781,200	932,257	280,686	(v)	0		221,100		41,301	(vi)
Director and Chief Executive Officer	2003	600,000	561,845	254,115	(v)	404,815	(vii)	69,600		29,679	(vi)
Martha Finn Brooks,	2004	514,400	631,538	50,723	(viii)	0		78,600		14,666	(ix)
Chief Operating Officer	2003	440,000	445,608	32,661	(viii)	0		36,000		16,440	(ix)
Chris Bark-Jones,	2004	440,600	395,210	43,892	(x)	0		64,200	(xi)	0
Senior Vice President and President — Europe	2003	375,000	465,972	9,659	(x)	0		27,600	(xi)	8,348	(xii)
Pierre Arseneault,	2004	300,000	257,731	37,285	(xiii)	0		23,700		12,214	(xiv)
Vice President Strategic Planning and Information Technology	2003	272,000	186,045	23,145	(xiii)	0		9,900		10,880	(xiv)
Jack Morrison,	2004	251,088	206,150	329,512	(xv)	0		15,000		12,346	(xvi)
Senior Vice President and President — Asia	2003	239,013	145,290	292,892	(xv)	0		8,400		13,588	(xvi)

(i)	There were no long term incentive plan payouts.

(ii)	Alcan’s executive performance award plan, or EPA Plan, has two components, each based on a different aspect of performance: (1) the profitability of Alcan as measured by economic value added, or EVA (a registered trademark of Stern Stewart & Co.), and (2) the performance of Alcan relative to environment, health and safety, or EHS, objectives. For each position a target award is set (expressed as “percent of target base salary”) reflecting both the responsibilities of the position and the competitive compensation levels. The first component is 90% of the incentive compensation opportunity of an executive and is based on the overall profitability of Alcan as measured against the quantifiable financial metric EVA. The incentive compensation for executive officers who are part of Alcan’s corporate head office is contingent upon performance versus the pre-established EVA target for Alcan, while the incentive compensation for executive officers who are responsible for a business group is contingent on meeting the pre-established EVA objectives of their respective business group. The second component is 10% of the incentive compensation opportunity of an executive and is based on the achievement of the EHS objectives as measured against pre- established targets. The overall award paid is the sum of the weighted results of each component (i.e., EVA and EHS) modified by the rating for the individual performance and contribution to Alcan. The award paid may vary from zero when the results achieved are less than the minimum threshold set by Alcan’s human resources committee, to 200% of the target award when the results achieved are at or exceed the maximum level which was set by Alcan’s human resources committee.

(iii)	Included in this column for one or more executive officers are amounts relating to professional financial advice, club memberships, tax equalization (amounts paid such that net income after taxes was not less than it would have been in the United States), expatriate-related compensation, relocation allowances and housing (including interest on housing-related loans transferred to third party financial institutions).

(iv)	See “— Grants of Alcan Stock Price Appreciation Units” below for a description of the stock price appreciation unit plan. The Alcan executive share option plan provides for the granting to senior employees of non-transferable options to purchase Alcan common shares. Certain executive officers and other management employees of Alcan have received over the years options under one or more of the six classes of Alcan options, namely A, B, C, D, E and F Options. With respect to the five executive officers named in the table above, only the C Options are applicable for the years 2004 and 2003. See “— Grants of Alcan Stock Options” below for a description of the C Options.

(v)	Amounts include $254,756 (in 2004) and $219,155 (in 2003) for tax equalization.

(vi)	Amounts for 2004 include $27,225 in respect of savings plans and $14,076 in respect of life insurance. Amounts for 2003 include $25,875 in respect of savings plans and $3,804 in respect of life insurance.

(vii)	Granted as 7,175 Alcan restricted share units based on the market value of the Alcan shares on the date of grant, which was $CAN56.42. Alcan employees who became Novelis employees at the separation and who held restricted share units were entitled to receive a payment of the value of those units from Alcan.

(viii)	Amounts for 2004 include $18,211 for tax equalization. Amounts for 2003 include $11,520 in a plan for professional financial advice and for club membership fees and $13,033 for housing assistance.

(ix)	Amounts for 2004 include $12,902 in respect of savings plans and $1,764 in respect of life insurance. Amounts for 2003 include $15,480 in respect of savings plans and $960 in respect of life insurance.

(x)	Amounts for 2004 include $38,015 for exchange rate equalization. Amounts for 2003 include $4,839 for automobile usage and $3,217 for professional financial advice.

(xi)	Granted as Alcan stock price appreciation units, or SPAUs.

(xii)	Amount relates to tuition for training programs.

(xiii)	Amounts for 2004 include $23,341 for expatriate-related compensation. Amounts for 2003 include $7,008 in a plan for professional financial advice and club membership fees.

(xiv)	Amounts for 2004 include $10,804 in respect of savings plans and $1,410 in respect of life insurance. Amounts for 2003 include $9,240 in respect of savings plans and $1,640 in respect of life insurance.

(xv)	Amounts for 2004 include $132,763 for housing expenses and $110,422 for expatriate-related compensation. Amounts for 2003 include $146,081 for housing expenses and $110,574 for expatriate-related compensation.

(xvi)	Amounts for 2004 include $11,119 in respect of savings plans and $1,227 in respect of life insurance. Amounts for 2003 include $12,149 in respect of savings plans and $1,439 in respect of life insurance.

Other Compensation
      In addition to benefits under stock option or stock price appreciation unit plans, compensation benefits made available to senior employees will include (1) retirement benefit plans, (2) life insurance plans, (3) savings plans, (4) plans for the use of automobiles, (5) plans for professional financial advice and for club membership fees, and (6) in applicable cases, expatriate benefits, tax equalization payments and housing assistance.

Alcan Stock Options
Grants of Alcan Stock Options
      The Alcan executive share option plan provides for the granting to senior employees of non-transferable options to purchase Alcan common shares. Throughout the years, various series with each its own conditions have been granted to senior employees. Since September 23, 1998, the Alcan executive share option plan has provided for options referred to as C Options. C Options are the only class of Alcan options applicable for the executive officers named in the compensation table under “ — Executive Compensation” for 2004 and 2003. The exercise price per Alcan common share under C Options is set at not less than 100% of the market value of the Alcan common share on the effective date of the grant of each C Option. The C Option is exercisable (not earlier than three months after the effective date) in respect of one-third of the grant when the market value of the Alcan common share has increased by 20% over the exercise price, two-thirds of the grant when the market value of the Alcan common share has so increased by 40% and the entire amount of the grant when the market value of the Alcan common share has so increased by 60%. The market value of Alcan common shares must exceed those thresholds for at least 21 consecutive trading days. Those thresholds are waived 12 months prior to the expiry date, which is 10 years after the effective date. In the event of death or retirement, any remainder of this 10-year period in excess of five years is reduced to five years, and the relevant thresholds are waived.
      The following table shows all grants of options to purchase Alcan common shares granted to the executive officers named in the compensation table under “ — Executive Compensation” above for the year ended December 31, 2004 under the Alcan executive share option plan.

		Percent of
		Total			Potential realizable value
	Shares	Options			at assumed annual rates of
	Under	Granted			share price appreciation for
	Options	to Alcan			option term ($CAN)(ii)
	Granted	Employees	Exercise Price
Name	(#)	in 2004	($CAN/Share)	Expiration Date	5%	10%

B. W. Sturgell	(i)221,100	8.3%	58.15	September 21, 2014	8,085,676	20,490,691
M. F. Brooks	(i) 78,600	2.9%	58.15	September 21, 2014	2,874,419	7,284,343
P. Arseneault	(i) 23,700	0.9%	58.15	September 21, 2014	866,714	2,196,424
J. Morrison	(i) 15,000	0.6%	58.15	September 21, 2014	548,553	1,390,142

(i)	Date of grant: September 22, 2004.

(ii)	Reflects the value of the stock option on the date of grant assuming (1) for the 5% column, a 5% annual rate of appreciation in Alcan common shares over the term of the option and (2) for the 10% column, a 10% annual rate of appreciation in Alcan common shares over the term of option, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the SEC and do not represent our estimate or projection of the future price of Alcan common shares. The amounts in this table may not necessarily be achieved.

Exercise of Alcan Stock Options
      The following table shows aggregate exercises of options to purchase Alcan common shares in the fiscal year ended December 31, 2004 by the executive officers named in the compensation table under “ — Executive Compensation” above.

			Shares Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options at
	Shares Acquired on	Value Realized	at Dec. 31, 2004(i)	December 31, 2004 (i)
Name	Exercise (#)	($CAN)	(#)	($CAN)

B. W. Sturgell	167,450	2,734,759	E: 0	E: 0
			U: 379,700	U: 1,945,328
M. F. Brooks	25,934	561,082	E: 45,334	E: 13,147
			U: 150,232	U: 560,170
C. Bark-Jones	10,367	156,618	E: 0	E: 0
			U: 2,333	U: 29,372
P. Arseneault	11,134	216,628	E: 0	E: 0
			U: 44,866	U: 254,768
J. Morrison	39,300	575,712	E: 0	E: 0
			U: 35,300	U: 235,853

(i)	E: Exercisable U: Unexercisable
      The above table summarizes, for each of the executive officers, (1) the number of Alcan common shares acquired by options exercised during 2004, (2) the aggregate value realized upon exercise, which is the difference between the market value of the underlying shares on the exercise date and the exercise price of the option, (3) the total number of shares underlying unexercised options held at December 31, 2004 and (4) the aggregate value of unexercised in-the-money options at December 31, 2004, which is the difference between the exercise price of the options and the market value of the shares on December 31, 2004, which was $CAN58.97 per share. The aggregate values indicated with respect to unexercised in-the-money options at year-end have not been, and may never be, realized. These options have not been, and may never be exercised, and actual gains, if any, on exercise will depend on the value of the shares on the date of exercise.
Treatment of Alcan Stock Options
      As of the separation date, we replaced all of the options granted under the Alcan Executive Share Option Plan held by employees of Alcan immediately prior to the separation who became our employees, including our executive officers, with options to purchase our common shares. As of March 16, 2005 our employees held stock options covering 2,701,028 common shares at a weighted average exercise price per share of $21.60. Under the Alcan Executive Share Option Plan, options vested based upon Alcan’s stock price performance. All converted options that were vested on the separation date continued to be vested. Any that were unvested will vest in four equal instalments on the anniversary of the separation date on each of the next four years. In the case of an unsolicited change of control of our company, vesting will accelerate.
Alcan Stock Price Appreciation Units
Grants of Alcan Stock Price Appreciation Units
      The Alcan stock price appreciation unit plan, or SPAU Plan, provides for the granting to senior employees of Alcan stock price appreciation units, or SPAUs. The SPAU Plan is administered by the Alcan human resources committee. A SPAU is a right to receive cash in an amount equal to the excess of the market value of Alcan common shares on the date of exercise of a SPAU over the market value of Alcan common shares as of the date of grant of such SPAU. SPAUs may be exercised in the same manner as C Options, described above. Grants are made under the SPAU Plan instead of under the Alcan executive share option plan due to certain local conditions of countries of the employees’ residence.

      The following table shows all grants of SPAUs granted to the executive officers named in the compensation table under “ — Executive Compensation” above for the year ended December 31, 2004 under the SPAU Plan.

Potential realizable value
		Percent of			at assumed rates of
	Shares	total			share price appreciation
	granted	SPAUs	Exercise price and		for option term
	under	granted to	market value on		($CAN)(ii)
	SPAUs	employees in	date of grant
Name	(#)	2004	($CAN/share)	Expiration Date	5%	10%

C. Bark-Jones	64,200	23.4%	58.15	September 21,2014	2,347,808	5,949,807

(i)	Date of grant: September 22, 2004

(ii)	Reflects the value of the SPAU on the date of grant assuming (1) for the 5% column, a 5% annual rate of appreciation in Alcan common shares over the term of the option and (2) for the 10% column, a 10% annual rate of appreciation in Alcan common shares over the term of the SPAU, in each case without discounting to net present value and before income taxes associated with the exercise. The 5% and 10% assumed rates of appreciation are based on the rules of the SEC and do not represent our estimate or projection of the future price of Alcan common shares. The amounts in this table may not necessarily be achieved.
Exercise of Alcan Stock Price Appreciation Units
      The following table shows aggregate exercises of SPAUs in the fiscal year ended December 31, 2004 by the executive officers named in the compensation table under “ — Executive compensation” above.

Value of unexercised
	SPAUs		Unexercised SPAUs at	in-the-money SPAUs at
	Exercised	Aggregate value	December 31, 2004(i)	December 31, 2004
Name	(#)	realized ($CAN)	(#)	($CAN)(i)

C. Bark-Jones	23,434	521,503	E: 0	E: 0
			U: 107,766	U: 504,985

(i)	E: Exercisable U: Unexercisable
      The above table summarizes, for Mr. Bark-Jones (1) the number of SPAUs exercised during 2004 (2) the aggregate value realized upon exercise, which is the difference between the market value of the underlying shares on the exercise date and the exercise price of the SPAUs, (3) the total number of SPAUs unexercised held at December 31, 2004 and (4) the aggregate value of unexercised in-the-money SPAUs at December 31, 2004, which is the difference between the exercise price of the SPAUs and the market value of the shares on December 31, 2004 which was $CAN58.97 per share. The aggregate values indicated with respect to unexercised in-the-money SPAUs at fiscal year-end have not been, and may never be, realized. These SPAUs have not been, and may never be exercised, and actual gains, if any, on exercise will depend on the value of the shares on the date of exercise.
Treatment of Alcan Stock Price Appreciation Units
      As of the separation date, we replaced all of the Alcan stock price appreciation units held by employees of Alcan immediately prior to the separation who became our employees, including our executive officers, with our stock price appreciation units. As of Match 16, 2005 our employees held approximately 418,777 stock price appreciation units at a weighted average exercise price per SPAU of $22.04.
Alcan Total Shareholder Return Performance Plan
      The Alcan total shareholder return performance plan, or TSR Plan, is a cash incentive plan that provides performance awards to eligible employees based on the Alcan share price and cumulative dividend yield performance relative to the performance of the companies included in the S&P Industrials Composite Index over a three-year period. The award amount, if any, is based on Alcan’s relative total shareholder return performance, as defined in the TSR Plan, and ranking of Alcan against the other companies in the S&P Industrials Composite Index at the end of the performance period. If Alcan’s total shareholder return performance ranks below the 30th percentile, the employee will not receive any award for that performance period. At the 30th percentile rank, the employee will be paid an award equal to 60% of the target for that performance period. At the 50th percentile rank, the employee will earn a payout of 100% of the target, and at or above the 75th percentile rank, the employee will earn a payout of 300%, which is the maximum payout. The actual amount of award (if any) will be prorated between the percentile rankings. No amounts were awarded to the executive officers named in the compensation table under “ — Executive Compensation” above under the TSR Plan in 2004.
Treatment of Incentives Granted under the Alcan Total Shareholder Return Performance Plan
      As of the separation date, our employees who were eligible to participate in the TSR Plan ceased to actively participate in, and accrue benefits under, the TSR Plan. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the separation. The accrued award amounts for each participant in the TSR were converted into restricted share units in our company, which will vest at the end of each performance period, 2005 or 2006, as applicable. At the end of each performance period, each holder of restricted share units will receive the net proceeds based on our common share price at that time, including declared dividends.
Novelis Pension and Retirement Benefits Plans
Pension Plans
      Pension Plan for Officers. Our human resources committee designates participants to the pension plan for officers, or PPO. This plan provides for pensions calculated on service up to 20 years as an officer of our company or of Alcan and eligible earnings which consist of the excess of the average annual salary and target short term incentive award during the 60 consecutive months when they were the greatest over eligible earnings in the U.S. Plan or the U.K. Plan, as applicable. Both the U.S. Plan and U.K. Plan are described below. Each provides for a maximum on eligible earnings that is set with reference to the position of the officer prior to being designated a PPO participant. The following table shows the percentage of eligible earnings in the PPO, payable upon normal retirement age after 60 according to years of service as an officer of our company or of Alcan.

Years as Officer

5	10	15	20

15%	30%	40%	50%
      The normal form of payment of pensions is a lifetime annuity. Pensions are not subject to any deduction for social security or other offset amounts.
      Brian W. Sturgell and Christopher Bark-Jones are currently the only participants in the PPO. At age 65, the estimated credited years of service for Mr. Sturgell would be approximately 18 years and the estimated credited years of service for Mr. Bark-Jones would be approximately 10 years. Eligible earnings under the PPO for 2004 for Mr. Sturgell were $306,420 and were $175,570 for Mr. Bark-Jones.
Retirement Benefits
      U.S. Plan. During 2005, those of our employees previously participating in the Alcancorp Pension Plan and the Alcan Supplemental Executive Retirement Plan (collectively referred to as the U.S. Plan) will receive up to one year of additional service under each plan to the extent that such employees continue to be employed by us during the year. We will pay Alcan the normal cost (in the case of the Alcancorp Pension Plan) and the current service cost (in the case of the Alcan Supplemental Executive Retirement Plan)with respect to those employees. The U.S. Plan provides for pensions calculated on service with us or Alcan of up to 35 years. Eligible earnings consist of the average annual salary and the short term incentive award up to its target during the 3 consecutive calendar years when they were the greatest, subject to a cap for those participating in the PPO.
      The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65 according to years of service.

Years of Service

10	15	20	25	30	35

17%	25%	34%	42%	51%	59%
      The normal form of payment of pensions is a lifetime annuity with either a guaranteed minimum of 60 monthly payments or a 50% lifetime pension to the surviving spouse.
      At age 65, the estimated credited years of service for Brian W. Sturgell, Martha Finn Brooks, Pierre Arseneault and Jack Morrison would be approximately 25 years, 22 years, 40 years and 36 years, respectively. Eligible earnings under the plan for 2004 for Mr. Sturgell, Ms. Brooks, Mr. Arseneault and Mr. Morrison were $928,980, $823,850, $455,595 and $380,088, respectively.
      Individual Pension Undertakings. In addition to participation in the U.S. Plan described above, Martha Finn Brooks will receive from us a supplemental pension equal to the excess, if any, of the pension she would have received from her employer prior to joining Alcan had she been covered by this employer’s pension plan until her termination/retirement from our company, over the sum of her pension from the U.S. Plan and the pension rights actually accrued with her previous employer.
      As a rehired retiree of Alcan, Geoffrey Batt continues to receive monthly pension benefits in respect of his former service with Alcan, and he is eligible for a supplemental retirement benefit based on his service with us for as long as we retain a defined benefit pension plan.
      U.K. Plan. The U.K. Plan, which was transferred to us from Alcan in connection with the separation, provides for pensions calculated on service of up to 40 years and eligible earnings, which consist of the average annual salary and the short term incentive award up to its target during the last 12 months before retirement, subject to a cap for those participating in the PPO.
      The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65 according to years of service.

Years of Service

10	15	20	25	30	35

17%	26%	35%	43%	52%	60%
      The normal form of payment of pensions is a lifetime annuity with a guaranteed minimum of 60 monthly payments and a 60% lifetime pension to the surviving spouse.
      Christopher Bark-Jones is the only executive officer entitled to participate in the U.K. Plan. At age 65, the estimated credited years of service for Mr. Bark-Jones would be approximately 34 years and his eligible earnings in 2004 were $494,700.
Employment Agreements
      We have entered into employment agreements with Brian W. Sturgell, our chief executive officer, Martha Finn Brooks, our chief operating officer, Chris Bark-Jones, president of our European operations, Pierre Arseneault, our vice president strategic planning and information technology, Geoffrey P. Batt, our chief financial officer, Jack Morrison, president of our Asian operations and other executive officers, setting out the terms and conditions of their employment. Under their respective employment agreements, Brian W. Sturgell will be entitled to a base salary of $985,000, Martha Finn Brooks will be entitled to a base salary of $655,000, Chris Bark-Jones will be entitled to a base salary of $440,611, Pierre Arseneault will be entitled to a base salary of $300,000, Geoffrey P. Batt will be entitled to a base salary of $460,000 and Jack Morrison will be entitled to a base salary of $277,000 with an expatriate premium of $27,700. Each of these officers will also be entitled to annual bonus, long term incentives and other types of compensation that reflect the competitive level of similar positions in the compensation peer groups and that are expected to be similar to the benefits they received from Alcan. The companies identified as part of our peer group are comparable to us in terms of size and industry sector.
      Certain of our executive officers also have entered into change of control agreements that provide for payment upon the termination of the executive officer’s employment with us by us without cause or by the executive officer for good reason. Except in the case of Brian W. Sturgell, upon the occurrence of such an event, the executive would be entitled to an amount equal to 24 months of their base salary and target short term incentive award and other applicable incentive plan guideline amounts. Brian W. Sturgell would be entitled to an amount equal to 36 months of his base salary and target short term incentive award and other applicable incentive plan guideline amounts. In the case of executive officers other than Brian W. Sturgell, change in control provisions will expire after 24 months of employment with us, and in the case of Brian W. Sturgell, after 12 months.
Human Resources Committee Interlocks and Insider Participation
      The members of our human resources committee of our board of directors are: J.E. Newall, O.C., Charles G. Cavell, Clarence J. Chandran, C. Roberto Cordaro, Helmut Eschwey, Suzanne Labarge and William T. Monahan. No member of our board of director’s human resources committee is or was formerly an officer or an employee of our company. No interlocking relationship exists between our board of directors and its human resources committee and the board of directors or compensation committee of any other company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth information with respect to the beneficial ownership of our outstanding common shares as of March 15, 2005, by:

•	each director, each director nominee, our chief executive officer and our four other most highly compensated officers identified in Item 11 above; and

•	all of our directors, director nominees and executive officers as a group.
      Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common shares and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of March 15, 2005 into our common shares are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. No person is known by us to be the beneficial owner of 5 percent or more of our common shares.
      Except as otherwise noted in the footnotes below, the individual director or executive officer or the director or executive officer’s family member identified below has sole voting and investment power with respect to such securities. As of March 15, 2005, we had 73,988,918 shares outstanding.

	Our common
	shares beneficially	Percentage
Name and address of beneficial owner*	owned	of class

Brian W. Sturgell,
Director and Chief Executive Officer(i)	11,559	**
J.E. Newall, O.C.,
Non-Executive Chairman of the Board(ii)	21,718	**
Jacques Bougie, O.C.,
Director	0	0%
Charles G. Cavell,
Director	0	0%
Clarence J. Chandran,
Director	800	**
C. Roberto Cordaro,
Director	0	0%
Helmut Eschwey,
Director	0	0%
David J. FitzPatrick,
Director	0	0%
Suzanne Labarge,
Director	3,000	**
William T. Monahan,
Director	3,000	**
Rudolf Rupprecht,
Director	0	0%
Edward V. Yang,
Director	0	0%
Martha Finn Brooks,
Chief Operating Officer(iii)	89,960	**
Chris Bark-Jones,
Senior Vice President and President — Europe(iv)	20	**
Pierre Arseneault,
Vice President Strategic Planning and Information Technology(v)	0	0%
Jack Morrison,
Senior Vice President and President — Asia(vi)	0	0%
Directors and executive officers as a group (26 persons)(vii)	184,469	**

*	The address for each individual listed is c/o Novelis Inc., 3399 Peachtree Road NE, Suite 1500, Atlanta, GA 30326.

**	Indicates less than 1% of the class.

(i)	Does not include options to purchase 753,477 of our shares that are not currently exercisable and are not exercisable within 60 days.

(ii)	Includes 20,800 common shares held by Waskesiu East Holdings Inc., the shares of which are held by Mr. Newall and his children.

(iii)	Includes options to purchase 89,960 of our common shares that are currently exercisable. Does not include options to purchase 298,121 of our shares that are not currently exercisable and are not exercisable within 60 days.

(iv)	Does not include options to purchase 4,630 of our shares that are not currently exercisable and are not exercisable within 60 days.

(v)	Does not include options to purchase 89,032 of our shares that are not currently exercisable and are not exercisable within 60 days.

(vi)	Does not include options to purchase 70,049 of our shares that are not currently exercisable and are not exercisable within 60 days.

(vii)	Our directors and executive officers as a group hold 41,523 of our shares. 300 of such shares are shares over which the officer has sole investment power but does not have voting power. Our directors and executive officers as a group hold options to purchase 142,946 of our shares that are currently exercisable or are exercisable within 60 days. Our directors and executive officers as a group hold options to purchase 1,476,248 of our shares that are not currently exercisable and are not exercisable within 60 days.
Securities Authorized for Issuance Under Equity Compensation Plans
      Because we did not separate from Alcan until January 6, 2005, as of December 31, 2004, none of our equity securities were authorized for issuance under compensation plans. Information regarding the compensation plans that were placed in effect concurrently with and following the separation is set forth under “Item 11. Executive Compensation.”

Item 13.	Certain Relationships and Related Transactions
      Some of our directors and executive officers own Alcan common shares and vested Alcan options or are employees or former employees of Alcan. Ownership of Alcan common shares and Alcan shares by our directors and officers could create, or appear to create, potential conflicts of interest for such directors and officers when faced with decisions that could have disparate implications for Alcan and us.
      Alcan Aluminum Corporation, or Alcancorp, a wholly-owned subsidiary of Alcan (now known as Novelis Corporation), established a real estate loan program to assist relocating employees in the United States. Under the program, an employee was permitted to obtain an interest-free loan from Alcancorp, the proceeds of which were to be used only to purchase a new principal residence. The loan is secured by a mortgage on the new principal residence. On July 1, 2003, Jo-Ann Longworth, our Vice President and Controller following the separation, received a loan from Alcancorp in the amount of $75,000 under this program. As of December 31, 2004, the amount outstanding under the loan was $73,125. The largest amount outstanding under the loan in 2004 was $75,000. On August 9, 2000, Pierre Arseneault, our Vice President, Strategic Planning and Information Technology following the separation, received a loan from Alcancorp in the amount of $75,000 under this program. As of December 31, 2004, the amount outstanding under the loan was $58,342. The largest amount outstanding under the loan in 2004 was $63,748. In connection with our separation from Alcan, these loans were transferred to a third-party bank, at which point they became interest-bearing loans. We will pay the interest on these loans.

Item 14.	Principal Accountant Fees and Services
      PricewaterhouseCoopers LLP and its predecessor (Price Waterhouse) have been Alcan’s auditors since 1936. PricewaterhouseCoopers LLP were appointed as our independent auditors following our separation from Alcan.
      We did not directly pay any fees to PricewaterhouseCoopers LLP in either 2003 or 2004. The fees for audit and non-audit services provided by PricewaterhouseCoopers LLP while we were part of Alcan were paid by Alcan. A portion of those fees has been allocated to us based on the principles described in note 2 to our consolidated financial statements. The aggregate fees paid by Alcan to PricewaterhouseCoopers LLP and allocated to us in 2003 and 2004 were approximately $2.1 million and $ 6.4 million, respectively, substantially all of which related to audit services.

      The audit committee has considered whether the provision of services other than audit services is compatible with maintaining the PricewaterhouseCoopers LLP’s independence and has concluded that it is.
      We expect that our audit committee will adopt pre-approval policies and procedures with respect to the engagement of our outside auditors for certain non-audit services.

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:
1. Consolidated Financial Statements
2. Financial Statement Schedules
None.
3. Exhibits

Exhibit
Number	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
3.2	By-law No. 1 of Novelis Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312).)
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company
4.2	Specimen Certificate of Novelis Inc. Common Shares (Incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312).)
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Novelis Inc. on February 3, 2005 (File No. 001-32312).)
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Novelis Inc. on February 3, 2005 (File No. 001-32312).)
10.1	Separation Agreement between Alcan Inc. and Novelis Inc.
10.2	Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of remelt aluminum ingot**
10.3	Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility**
10.4	Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America**
10.5	Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe**

Exhibit
Number		Description

10.6		Tax Sharing and Disaffiliation Agreement between Alcan Inc., Novelis Inc., Arcustarget Inc., Alcan Corporation and Novelis Corporation
10.7		Transitional Services Agreement between Alcan Inc. and Novelis Inc.
10.8		Principal Intellectual Property Agreement between Alcan International Limited and Novelis Inc.**
10.9		Secondary Intellectual Property Agreement between Novelis Inc. and Alcan International Limited**
10.10		Master Metal Hedging Agreement between Alcan Inc. and Novelis Inc.**
10.11		Credit Agreement, dated as of January 7, 2005, among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Limited and Novelis AG, as Borrowers, the Lenders and Issuers Party (as defined in the agreement), Citigroup North America, Inc., as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Co-Syndication Agents, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book-Running Managers.
10	.12*	Employee Matters Agreement between Alcan Inc. and Novelis Inc.
10	.13*	Employment Agreement of Brian W. Sturgell (Incorporated by reference to Exhibit 10.32 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)
10	.14*	Employment Agreement of Martha Finn Brooks (Incorporated by reference to Exhibit 10.33 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)
10	.15*	Employment Agreement of Christopher Bark-Jones (Incorporated by reference to Exhibit 10.34 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312).)
10	.16*	Employment Agreement of Pierre Arseneault (Incorporated by reference to Exhibit 10.35 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)
10	.17*	Employment Agreement of Geoffrey P. Batt (Incorporated by reference to Exhibit 10.36 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)
10	.18*	Form of Change of Control Agreement between Alcan Inc. and executive officers of Novelis Inc. (Incorporated by reference to Exhibit 10.37 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)
10	.19*	Change of Control Agreement dated as of August 1, 2002 between Alcan Inc. and Brian W. Sturgell, as amended by a letter dated May 11, 2004 from Travis Engen, President and Chief Executive Officer of Alcan Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.20*	Change of Control Agreement dated as of December 22, 2004 between Alcan Inc. and Martha Finn Brooks (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.21*	Change of Control Agreement dated as of December 23, 2004 between Alcan Inc. and Christopher Bark-Jones (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.22*	Change of Control Agreement dated as of November 12, 2004 between Alcan Inc. and Pierre Arseneault (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.23*	Change of Control Agreement dated as of November 8, 2004 between Alcan Inc. and Geoffrey P. Batt (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.24*	Novelis Conversion Plan of 2005 (Incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.25*	Written description of Novelis Short Term Incentive Plan — 2005 Performance Measures
10	.26*	Novelis Inc. Deferred Share Unit Plan for Non-Executive Directors
10	.27*	Employment Agreement of Jack Morrison
10	.28*	Form of Offer Letter with certain Novelis executive officers

Exhibit
Number		Description

10	.29*	Written description of Novelis Pension Plan for Officers
10	.30*	Written description of Novelis Founders Performance Award Plan
21.1		List of subsidiaries of Novelis Inc.
23.1		Consent of independent auditors
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer
99.1		Management’s Discussion and Analysis of Financial Condition and Results of Operations
99.2		Combined Financial Statements

*	Indicates a management contract or compensatory plan or arrangement

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.

By:	/s/ Brian W. Sturgell

Name: Brian W. Sturgell
Title: Chief Executive Officer
Date: March 24, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2005	/s/ Brian W. Sturgell Brian W. Sturgell (Director, Principal Executive Officer)

Date: March 24, 2005	/s/ Geoffrey P. Batt Geoffrey P. Batt (Principal Financial Officer)

Date: March 24, 2005	/s/ Jo-Ann Longworth Jo-Ann Longworth (Principal Accounting Officer)

Date: March 24, 2005	/s/ J.E. Newall J.E. Newall (Non-Executive Chairman of the Board of Directors)

Date: March 24, 2005	/s/ Jacques Bougie Jacques Bougie (Director)

Date: March 24, 2005	/s/ Charles G. Cavell Charles G. Cavell (Director)

Date: March 24, 2005	/s/ Clarence J. Chandran Clarence J. Chandran (Director)

Date: March 24, 2005	/s/ C. Roberto Cordaro C. Roberto Cordaro (Director)

Date: March 24, 2005	/s/ Helmut Eschwey Helmut Eschwey (Director)

Date: March 24, 2005	/s/ Suzanne Labarge Suzanne Labarge (Director)

Date: March 24, 2005	/s/ William T. Monahan William T. Monahan (Director)

Date: March 24, 2005	/s/ Rudolf Rupprecht Rudolf Rupprecht (Director)

Date: March 24, 2005	/s/ Edward V. Yang Edward V. Yang (Director)

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
3.2		By-law No. 1 of Novelis Inc. (Incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312).)
4.1		Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company
4.2		Specimen Certificate of Novelis Inc. Common Shares (Incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312).)
4.3		Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed by Novelis Inc. on February 3, 2005 (File No. 001-32312).)
4.4		Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.2 to the Form 8-K filed by Novelis Inc. on February 3, 2005 (File No. 001-32312).)
10.1		Separation Agreement between Alcan Inc. and Novelis Inc.
10.2		Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of remelt aluminum ingot**
10.3		Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility**
10.4		Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America**
10.5		Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe**
10.6		Tax Sharing and Disaffiliation Agreement between Alcan Inc., Novelis Inc., Arcustarget Inc., Alcan Corporation and Novelis Corporation
10.7		Transitional Services Agreement between Alcan Inc. and Novelis Inc.
10.8		Principal Intellectual Property Agreement between Alcan International Limited and Novelis Inc.**
10.9		Secondary Intellectual Property Agreement between Novelis Inc. and Alcan International Limited**
10.10		Master Metal Hedging Agreement between Alcan Inc. and Novelis Inc.**
10.11		Credit Agreement, dated as of January 7, 2005, among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Limited and Novelis AG, as Borrowers, the Lenders and Issuers Party (as defined in the agreement), Citigroup North America, Inc., as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Co-Syndication Agents, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book-Running Managers.
10	.12*	Employee Matters Agreement between Alcan Inc. and Novelis Inc.
10	.13*	Employment Agreement of Brian W. Sturgell (Incorporated by reference to Exhibit 10.32 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)
10	.14*	Employment Agreement of Martha Finn Brooks (Incorporated by reference to Exhibit 10.33 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)
10	.15*	Employment Agreement of Christopher Bark-Jones (Incorporated by reference to Exhibit 10.34 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312).)
10	.16*	Employment Agreement of Pierre Arseneault (Incorporated by reference to Exhibit 10.35 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)

Exhibit
Number		Description

10	.17*	Employment Agreement of Geoffrey P. Batt (Incorporated by reference to Exhibit 10.36 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)
10	.18*	Form of Change of Control Agreement between Alcan Inc. and executive officers of Novelis Inc. (Incorporated by reference to Exhibit 10.37 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312).)
10	.19*	Change of Control Agreement dated as of August 1, 2002 between Alcan Inc. and Brian W. Sturgell, as amended by a letter dated May 11, 2004 from Travis Engen, President and Chief Executive Officer of Alcan Inc. (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.20*	Change of Control Agreement dated as of December 22, 2004 between Alcan Inc. and Martha Finn Brooks (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.21*	Change of Control Agreement dated as of December 23, 2004 between Alcan Inc. and Christopher Bark-Jones (Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.22*	Change of Control Agreement dated as of November 12, 2004 between Alcan Inc. and Pierre Arseneault (Incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.23*	Change of Control Agreement dated as of November 8, 2004 between Alcan Inc. and Geoffrey P. Batt (Incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.24*	Novelis Conversion Plan of 2005 (Incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312).)
10	.25*	Written description of Novelis Short Term Incentive Plan — 2005 Performance Measures
10	.26*	Novelis Inc. Deferred Share Unit Plan for Non-Executive Directors
10	.27*	Employment Agreement of Jack Morrison
10	.28*	Form of Offer Letter with certain Novelis executive officers
10	.29*	Written description of Novelis Pension Plan for Officers
10	.30*	Written description of Novelis Founders Performance Award Plan
21.1		List of subsidiaries of Novelis Inc.
23.1		Consent of independent auditors
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer
99.1		Management’s Discussion and Analysis of Financial Condition and Results of Operations
99.2		Combined Financial Statements

*	Indicates a management contract or compensatory plan or arrangement

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.