Form 10-Q
period 2005-03-31
Novelis Inc.
filed 2005-05-16
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 001-32312
Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3399 Peachtree Road NE, Suite 1500 Atlanta, Georgia (Address of principal executive offices)	30326 (Zip Code)
Telephone: (404) 814-4200
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 6, 2005, there were 73,988,906 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Novelis Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (unaudited)
(in millions of US$, except per share amounts)

Three Months Ended March 31	2005	2004

Sales and operating revenues
– third parties	2,118	1,718
– related parties (NOTE 7)	–	92

	2,118	1,810

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
– third parties	1,884	1,505
– related parties (NOTE 7)	–	80
Depreciation and amortization	58	61
Selling, general and administrative expenses	76	60
Research and development expenses	8	4
Research and development expenses – related parties (NOTE 7)	–	6
Interest
– third parties	44	11
– related parties (NOTE 7)	–	8
Other expenses (income) – net (NOTE 9)
– third parties	(14)	4
– related parties (NOTE 7)	–	(43)

	2,056	1,696

Income before income taxes and other items	62	114
Income taxes (NOTE 6)	29	43

Income before other items	33	71
Equity income	2	2
Minority interests	(6)	(4)

Net income	29	69

Earnings per share (NOTE 4)
Net income per share – basic	0.39	0.93
Net income per share – diluted	0.39	0.92

Dividends per common share	0.09	–

Supplemental information (NOTE 1)
Net income attributable to consolidated results of Novelis from January 6 to March 31, 2005 – increase to Retained earnings	59
Net loss attributable to combined results of Novelis from January 1 to January 5, 2005 – decrease to Owner’s net investment	(30)

Net income	29

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONSOLIDATED AND COMBINED BALANCE SHEETS (unaudited)
(in millions of US$, except number of shares)

	March 31,	December 31,
As at	2005	2004

ASSETS
Current assets
Cash and time deposits	78	31
Trade receivables (net of allowances of $33 in 2005 and $33 in 2004)
– third parties	1,078	710
– related parties (NOTE 7)	–	87
Other receivables
– third parties	308	118
– related parties (NOTES 7 AND 8)	38	846
Inventories
Aluminum	1,085	1,081
Raw materials	18	20
Other supplies	146	125

	1,249	1,226

Total current assets	2,751	3,018

Deferred charges and other assets	277	193
Long-term receivables from related parties (NOTE 7)	93	104
Property, plant and equipment
Cost (excluding Construction work in progress)	5,365	5,506
Construction work in progress	116	112
Accumulated depreciation	(3,231)	(3,270)

	2,250	2,348

Intangible assets (net of accumulated amortization of $10 in 2005 and $9 in 2004)	33	35
Goodwill	263	256

Total assets	5,667	5,954

LIABILITIES AND SHAREHOLDERS’/ INVESTED EQUITY
Current liabilities
Payables and accrued liabilities
– third parties	1,443	859
– related parties (NOTE 7)	36	401
Short-term borrowings
– third parties	26	229
– related parties (NOTE 7)	–	312
Debt maturing within one year (NOTE 10)
– third parties	4	1
– related parties (NOTE 7)	–	290

Total current liabilities	1,509	2,092

Debt not maturing within one year (NOTE 10)
– third parties	2,851	139
– related parties (NOTE 7)	–	2,307
Deferred credits and other liabilities	460	472
Deferred income taxes (NOTE 6)	179	249
Minority interests	141	140
Shareholders’/ Invested equity
Common shares, no par value – unlimited number of shares authorized; issued and outstanding: 73,988,932 shares (NOTE 11)	–	–
Additional paid-in capital	460	–
Retained earnings	52	–
Accumulated other comprehensive income	15	88
Owner’s net investment	–	467

	527	555

Commitments and contingencies (NOTE 13)

Total liabilities and shareholders’/invested equity	5,667	5,954

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(in millions of US$)

Three months ended March 31	2005	2004

OPERATING ACTIVITIES
Net income	29	69
Adjustments to determine cash from operating activities:
Depreciation and amortization	58	61
Deferred income taxes	(21)	19
Equity income	(2)	(2)
Stock option compensation	1	–
Change in operating working capital
Change in receivables
– third parties	(55)	(104)
Change in inventories	(95)	(88)
Change in payables and accrued liabilities
– third parties	238	87
– related parties	(6)	85
Change in deferred charges and other assets	(52)	(14)
Change in deferred credits and other liabilities	1	23
Other – net	16	2

Cash from operating activities	112	138

FINANCING ACTIVITIES
Proceeds from issuance of new debt from third parties	2,748	317
Debt repayments
– third parties	(1,540)	–
– related parties	(1,180)	–
Short-term borrowings – net
– third parties	(443)	(152)
– related parties	(74)	8
Dividends – common shareholders	(7)	–
Dividends – minority interest	(6)	(2)
Net receipts from (payments to) Alcan	82	(81)

Cash from (used for) financing activities	(420)	90

INVESTMENT ACTIVITIES
Purchase of property, plant and equipment	(23)	(20)
Change in loans receivable – third parties	341	–
Change in loans receivable – related parties	37	(212)

Cash from (used for) investment activities	355	(232)

Increase (Decrease) in cash and time deposits	47	(4)
Cash and time deposits – beginning of period	31	27

Cash and time deposits – end of period	78	23

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’/ INVESTED EQUITY (unaudited)
(in millions of US$, except number of shares which is in thousands)

						Accumulated
			Additional			Other
	Common Shares		Paid-In		Retained	Comprehensive	Owner’s Net
	Shares	Amount	Capital		Earnings	Income	Investment		Total

Balance at December 31, 2004	–	–	–		–	88	467		555
Net income – Q1 2005	–	–	–		59	–	(30	)(b)	29
Comprehensive loss (NOTE 16)	–	–	–		–	(73)	–		(73)
Dividends	–	–	–		(7)	–	(7)		(14)
Transfer (to)/ from Alcan – net	–	–	–		–	–	30		30
Issuance of common stock in connection with the distribution	73,989	–	460	(a)	–	–	(460)		–

Balance at March 31, 2005	73,989	–	460		52	15	–		527

(a)	Represents the amount of Owner’s net investment after transfers (to)/ from Alcan – net and the net loss from January 1 to January 5, 2005.

(b)	Refer to note 1 – Background and Basis of Presentation.
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited)
March 31, 2005
(in millions of US$, except where indicated)

1.	BACKGROUND AND BASIS OF PRESENTATION

Background
      On May 18, 2004, Alcan Inc. (Alcan) announced its intention to separate its rolled products business into a separate company and to pursue a spin-off of that business to its shareholders. The rolled products businesses were managed under two separate operating segments within Alcan; Rolled Products Americas and Asia and Rolled Products Europe. Alcan and its subsidiaries contributed and, on January 6, 2005, transferred to a new public company, Novelis Inc. (the Company or Novelis), substantially all of the aluminum rolled products businesses operated by Alcan prior to its 2003 acquisition of Pechiney, together with some of Alcan’s alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four former Pechiney rolling facilities in Europe, as their end-use markets and customers are more similar to those of Novelis. Novelis, which was formed in Canada on September 21, 2004, acquired the abovementioned businesses on January 6, 2005, through the reorganization transactions described above.
      On January 6, 2005, the spin-off occurred following the approval by Alcan’s Board of Directors and shareholders, and the receipt of other required legal and regulatory approvals. Alcan shareholders received one Novelis common share for every five Alcan common shares held. Common shares of Novelis began trading on a “when issued” basis on the Toronto (TSX) and New York (NYSE) stock exchanges on January 6, 2005, with a distribution record date of January 11, 2005. “Regular Way” trading began on the TSX on January 7, 2005, and on the NYSE on January 19, 2005.
      The Company together with its subsidiaries produces aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. The Company operates in four continents, North America, South America, Asia and Europe through 37 operating plants and three research facilities in 12 countries. In addition to aluminum rolled products plants, the Company’s South American businesses include bauxite mining, aluminum refining and smelting facilities that are integrated with the rolling plants in Brazil.
      In 2004 and prior years, Alcan was considered a related party due to its parent-subsidiary relationship with the Novelis entities. However, subsequent to the spin-off, Alcan is no longer a related party as defined in Statement of Financial Accounting Standards (SFAS) No. 57, Related Party Disclosures. Refer to note 7 — Related Party Transactions.

Post-transaction adjustments
      The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters, which are expected to be carried out by the parties by the end of 2005. These adjustments, for the most part, will be reflected as changes to shareholders’ equity.

Agreements between Novelis and Alcan
      Novelis has entered into various agreements with Alcan for the use of transitional and technical services, the supply of Alcan’s metal and alumina, the licensing of certain of Alcan’s patents, trademarks and other intellectual property rights, and the use of certain buildings, machinery and equipment, technology and employees at certain facilities retained by Alcan, but required in Novelis’s business.

Basis of presentation
      The consolidated and combined financial statements for the first quarter of 2005 include the results for the period from January 1 to January 5, 2005 prior to the Company’s spin-off from Alcan, in addition to the

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

1.	BACKGROUND AND BASIS OF PRESENTATION — (Cont’d)
results for the period from January 6 to March 31, 2005, as described below. The unaudited combined financial results for the period from January 1 to January 5, 2005 represent the operations and cash flows of the Novelis entities on a carve-out basis. The unaudited consolidated results as at March 31, 2005 and for the period from January 6 (the date of the spin-off from Alcan) to March 31, 2005 represent the operations, cash flows and financial position of the Company as a stand-alone entity.
      All income earned and cash flows generated by the Novelis entities as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to Novelis and are included in the unaudited consolidated results for the period from January 6 to March 31, 2005, with the exception of mark-to-market losses of $30 on derivative contracts primarily with Alcan. These mark-to-market losses for the period from January 1 to January 5, 2005, were recorded in the unaudited consolidated and combined statements of income for the three months ended March 31, 2005, and are reflected as a decrease in Owner’s net investment.
      The historical combined financial statements as at December 31, 2004 and for the quarter ended March 31, 2004 (the historical combined financial statements) have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to Novelis. Management believes the assumptions underlying the historical combined financial statements, including the allocations described below, are reasonable. However, the historical combined financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows or what its results of operations, financial position and cash flows would have been had Novelis been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the historical combined financial statements, includes the accumulated earnings of the businesses as well as cash transfers related to cash management functions performed by Alcan.
      In the opinion of management of the Company, the unaudited consolidated and combined and historical combined financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair statement of the financial position and the results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), applied on a consistent basis. The presentation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results reported in these unaudited consolidated and combined financial statements are not necessarily indicative of the results that may be expected for the entire year. This quarterly report on Form 10-Q should be read in conjunction with Novelis’s annual report on Form 10-K for the year ended December 31, 2004, which includes all disclosures required by U.S. GAAP.
      As Novelis was not a stand-alone company and operated as a part of Alcan prior to 2005, the historical combined financial statements include allocations of certain Alcan expenses, assets and liabilities, including the items described below.

General Corporate Expenses
      Alcan allocated general corporate expenses to the Company based on average head count and capital employed. Capital employed represents total assets less Payables and accrued liabilities and Deferred credits and other liabilities. These allocations are reflected in Selling, general and administrative expenses in the historical combined statement of income for the quarter ended March 31, 2004. The general corporate expense allocations are primarily for human resources, legal, treasury, insurance, finance, internal audit, strategy and public affairs and amounted to $8 for the quarter ended March 31, 2004. Total head office costs, including the amounts allocated, amounted to $12 for the quarter ended March 31, 2004. The costs allocated

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

1.	BACKGROUND AND BASIS OF PRESENTATION — (Cont’d)
are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone company, nor are they indicative of costs that will be charged or incurred in the future. Subsequent to the spin-off, the Company performs the majority of these functions using its own resources or purchased services; however, for an interim period, certain services will continue to be provided by Alcan, as described in note 1 — Background and Basis of Presentation — Agreements Between Novelis and Alcan. It is not practicable to estimate the amount of expenses the Company would have incurred for the quarter ended March 31, 2004 had it been a stand-alone entity, unaffiliated with Alcan.

Pensions and Post-Retirement Benefits
      Prior to the spin-off, certain Novelis entities had pension obligations mostly comprised of defined benefit plans in the U.S. and the U.K., unfunded pension benefits in Germany and lump sum indemnities payable upon retirement to employees of businesses in France, Korea and Malaysia. These pension benefits are managed separately and the related assets, liabilities and costs are included in both the consolidated and combined and historical combined financial statements.
      Prior to the spin-off, Alcan managed defined benefit plans in Canada, the U.S., the U.K. and Switzerland that include some of the entities of the Company. The Company’s share of these plans’ assets and liabilities is not included in the historical combined balance sheet as at December 31, 2004. The historical combined statement of income for the quarter ended March 31, 2004, however, includes an allocation of the costs of the plans that varies depending on whether the entity was a subsidiary or a division of Alcan at that time. Pension costs of divisions of Alcan that were transferred to Novelis were allocated based on the following methods: service costs were allocated based on a percentage of payroll costs; interest costs, the expected return on assets, and amortization of actuarial gains and losses were allocated based on a percentage of the projected benefit obligation (PBO); and prior service costs were allocated based on headcount. The total allocation of such pension costs amounted to $3 for the quarter ended March 31, 2004. Pension costs of subsidiaries of Alcan that were transferred to Novelis were accounted for on the same basis as a multi-employer pension plan whereby the subsidiaries’ contributions for the period were recognized as net periodic pension cost. There were no contributions by the subsidiaries for the quarter ended March 31, 2004.
      Prior to the spin-off, Alcan provided post-retirement benefits in the form of unfunded healthcare and life insurance benefits to retired employees in Canada and the U.S. that include retired employees of some of the Company’s businesses. The Company’s share of these plans’ liabilities is included in the historical combined balance sheet as at December 31, 2004 and the Company’s share of these plans’ costs is included in the historical combined statement of income for the quarter ended March 31, 2004.
      Subsequent to the spin-off, certain changes were made to the Alcan plans covering Novelis employees and new pension plans were also established by Novelis, as described in note 17 — Post-Retirement Benefits. Refer to note 2 — Accounting Policies for the Company’s accounting policies related to the new pension plans.

Income Taxes
      Income taxes for 2004 were calculated as if all of the Company’s operations had been separate tax paying legal entities, each filing a separate tax return in its local tax jurisdiction. For jurisdictions where there was no tax sharing agreement, amounts currently payable were included in Owner’s net investment.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

1.	BACKGROUND AND BASIS OF PRESENTATION — (Cont’d)

Cash Management
      Cash and time deposits in the historical combined balance sheet as at December 31, 2004 are comprised of the cash and time deposits of the Company’s businesses, primarily in South America, Asia and parts of Europe, that perform their own cash management functions.
      Historically, Alcan performed cash management functions on behalf of certain of the Company’s businesses primarily in North America, the United Kingdom, and parts of Europe. Cash deposits from these businesses were transferred to Alcan on a regular basis. As a result, none of Alcan’s cash and cash equivalents were allocated to the Company in the historical combined financial statements. Transfers to and from Alcan were netted against Owner’s net investment. Subsequent to the spin-off, the Company is responsible for its own cash management functions.

Interest Expense
      The Company obtains short and long-term financing from third parties, and prior to the spin-off, from related parties. Interest is charged on all short and long-term debt and is included in Interest in both the consolidated and combined and historical combined statements of income.
      Historically, Alcan provided certain financing to the Novelis entities and incurred third party debt at the parent level. This financing is reflected in the historical combined balance sheet as at December 31, 2004 within the amounts due to Alcan and is interest bearing as described in note 7 — Related Party Transactions. As a result of this arrangement, the historical combined financial statements for the quarter ended March 31, 2004 do not include an allocation of additional interest expense. The Company’s interest expense as a stand-alone company is higher than reflected in the historical combined statement of income for the quarter ended March 31, 2004.

Derivatives
      The Company primarily enters into derivative contracts with Alcan to manage some of its foreign currency and commodity price risk. These contracts are reported at their fair value on the balance sheet. Changes in the fair value of these contracts are recorded in the historical combined statement of income.

Stock Options
      Stock-options expense and other stock-based compensation expense in the historical combined statement of income include the Alcan expenses related to the fair value of awards held by certain employees of Alcan’s Rolled Products businesses during the periods presented as well as an allocation, calculated based on the average of headcount and capital employed, for Alcan’s corporate office employees. These expenses are not necessarily indicative of what the expenses would have been had the Company been a separate stand-alone entity in 2004.

Earnings Per Share
      Prior to the spin-off, the Company was not a separate legal entity with common shares outstanding. Earnings per share for 2004 have been presented using the Novelis common shares outstanding immediately after completion of the spin-off on January 6, 2005.

2.	ACCOUNTING POLICIES
      The unaudited consolidated and combined financial statements are based upon accounting policies and methods of their application consistent with those used and described in the Company’s annual financial

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

2.	ACCOUNTING POLICIES — (Cont’d)
statements as contained in the most recent annual report, except for the accounting policies described below and the recently adopted accounting policies described in note 3 — Accounting Changes.

Principles of Consolidation
      The unaudited consolidated and combined financial statements include the accounts of subsidiaries that are controlled by Novelis, all of which are majority owned, as well as a variable interest entity, in which the Company is the primary beneficiary. Investments in entities over which Novelis has significant influence are accounted for using the equity method. Under the equity method, Novelis’s investment is increased or decreased by Novelis’s share of the undistributed net income or loss and deferred translation adjustments since acquisition. Investments in joint ventures over which Novelis has an undivided interest in the assets and liabilities are consolidated to the extent of Novelis’s ownership or participation in the assets and liabilities. All other investments in joint ventures are accounted for using the equity method. Other investments are accounted for using the cost method. Under the cost method, dividends received are recorded as income. Cost investments for which there is an active market are accounted for as available-for-sale.
      Intercompany balances and transactions, including profits in inventories, are eliminated in the consolidated and combined financial statements.

Debt Issuance Costs
      Debt issuance costs related to credit facilities are recorded in Deferred charges and other assets and amortized over the life of the related borrowing in Interest.

Dividend Policy
      Declaration of dividends will depend on, among other things, the Company’s financial resources, cash flows generated by its business, cash requirements, restrictions under the instruments governing its indebtedness, and other relevant factors.

Pensions and Post-Retirement Benefits
      Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions. Other post-retirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates and based on expected service period, salary increases and retirement ages of employees. Pension and post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.

Recently Issued Accounting Standards

Conditional Asset Retirement Obligations
      In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term conditional asset retirement obligation used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

2.	ACCOUNTING POLICIES — (Cont’d)
to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but not required. The Company does not anticipate that its financial statements will be materially impacted by this interpretation.

Share-Based Payment
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt SFAS No. 123(R) on January 1, 2006, as required by the Securities and Exchange Commission. The Company adopted the fair value based method of accounting for share-based payments effective January 1, 2004 using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, the Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this option valuation model. The Company does not anticipate that the adoption of SFAS No. 123(R) will have a material impact on its results of operations or its financial position.

3.	ACCOUNTING CHANGES

Stock Options and Other Stock-Based Compensation
      Effective January 1, 2004, Alcan retroactively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation for stock options granted to employees. Both the consolidated and combined and historical combined financial statements include the compensation cost for options granted to certain employees of the Company. In addition, the historical combined financial statements include an allocation for Alcan’s corporate office employees. Beginning January 1, 1999, all periods were restated to reflect compensation cost as if the fair value method had been applied for awards issued to these employees after January 1, 1995. The Company applies the fair value recognition provisions of SFAS No. 123 to its new stock option plans as described in note 12 — Stock Options and Other Stock-Based Compensation.

Consolidation of Variable Interest Entities
      Effective January 1, 2004, the Company adopted FASB Interpretation No. 46 (revised December 2003) (FIN 46(R)), Consolidation of Variable Interest Entities. In 2004, the Company determined it was the primary beneficiary of Logan Aluminum Inc. (Logan), a variable interest entity. As a result, both the consolidated and combined and historical combined balance sheets include the assets and liabilities of Logan. Logan is a joint venture that manages a tolling arrangement for the Company and an unrelated party. At the date of adoption of FIN 46(R), assets of $38 and liabilities of $38 related to Logan that were previously not recorded on the balance sheet were recorded by the Company. Prior periods were not restated.
The Company’s investment, plus any unfunded pension liability related to Logan totalled approximately $37 and represented the Company’s maximum exposure to loss. Creditors of Logan do not have recourse to the general credit of the Company as a result of including it in the Company’s financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

4.	EARNINGS PER SHARE
      The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on net income.

Three months ended March 31,	2005	2004

Numerator:
Net income	29	69

Denominator (number of common shares in millions):
Weighted average number of outstanding shares	73.99	73.99
Effect of dilutive stock options	0.19	0.44

Adjusted number of outstanding shares	74.18	74.43

Earnings per share – basic (in US$)	0.39	0.93

Earnings per share – diluted (in US$)	0.39	0.92

Options to purchase an aggregate of 2,701,028 Novelis common shares were held by the Company’s employees as at March 31, 2005. Of these, 1,359,879 options to purchase common shares at an average exercise price of $19.47 per share are dilutive for the periods presented. These dilutive stock options are equivalent to 193,152 Novelis common shares. The number of antidilutive Novelis options held by the Company’s employees as at March 31, 2005 is 1,341,149.
As at March 31, 2004, under rules applicable to carve-out statements, the effect of dilutive stock options was calculated based on an aggregate of 1,356,735 Alcan common shares held by Novelis’s employees. Of these, 685,285 options to purchase Alcan common shares at an average exercise price of CAN$38.86 ($29.96) per share were dilutive for the period presented. These dilutive stock options were equivalent to 443,351 Novelis common shares. The number of antidilutive Alcan options held by the Group’s employees as at March 31, 2004 was 671,450.

5.	RESTRUCTURING PROGRAMS

2005 Restructuring Activities
      No material restructuring activities took place in the first quarter of 2005.

2004 Restructuring Activities
      In line with its objective of value maximization, the Company undertook various restructuring initiatives in 2004.

Pechiney
      In the fourth quarter of 2004, the Company recorded liabilities of $19 for restructuring costs in connection with the exit of certain operations of Pechiney and these costs were recorded in the allocation of the purchase price of Pechiney as at December 31, 2004. These costs relate to a plant closure in Flemalle, Belgium (Novelis Europe) and comprise $17 of severance costs and $2 of other charges. No further charges are expected to be incurred in relation to this plant closure.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

5.	RESTRUCTURING PROGRAMS — (Cont’d)

Other 2004 restructuring activities
      In the third quarter of 2004, the Company incurred restructuring charges of $19 in 2004 relating to the consolidation of its U.K. aluminum sheet rolling activities in Rogerstone, Wales (Novelis Europe) in order to improve competitiveness through better capacity utilization and economies of scale. Production ceased at the rolling mill in Falkirk, Scotland (Novelis Europe) in December 2004 and the facility was closed in the first quarter of 2005. The charges of $19 include $6 of severance costs, $8 of asset impairment charges, $2 of pension costs, $2 of decommissioning and environmental costs and $1 of other charges, which were recorded in Other expenses (income) — net in the historical combined statement of income.
      In 2004, the Company incurred restructuring charges of $3 (Q1: nil; Q2: nil; Q3: $1; Q4: $2), relating to the closure of a corporate office in Germany, comprised of $2 (Q1: nil; Q2: nil; Q3: $1; Q4: $1) for severance costs and $1 (Q1: nil; Q2: nil; Q3: nil; Q4: $1) related to costs to consolidate facilities, which were recorded in Other expenses (income) — net in the historical combined statement of income. No further charges are expected to be incurred in relation to these restructuring activities.

2001 Restructuring Program
      In 2001, Alcan implemented a restructuring program, resulting in a series of plant sales, closures and divestments throughout the organization. A detailed business portfolio review was undertaken in 2001 to identify high cost operations, excess capacity and non-core products. Impairment charges arose as a result of negative projected cash flows and recurring losses. These charges related principally to buildings, machinery and equipment. This program was essentially completed in 2003.
      In 2004, the Company recorded recoveries related to the 2001 restructuring program comprised of $7 (Q1: $7; Q2: nil; Q3: nil; Q4: nil) gain on the sale of assets related to the closure of facilities in Glasgow, U.K. (Novelis Europe) and a write-back of $1 (Q1: nil; Q2: $1; Q3: nil; Q4: nil) relating to a provision in the U.S. (Novelis North America).
      The schedule provided below shows details of the provision balances and related cash payments for the significant restructuring activities:

		ASSET
	SEVERANCE	IMPAIRMENT
	COSTS	PROVISIONS	OTHER	TOTAL

Provision balance as at January 1, 2004	19	–	12	31
2004:
Charges recorded in the statement of income	7	8	(1)	14
Liabilities recorded in the allocation of the Pechiney purchase price	17	–	2	19
Cash payments – net	(14)	–	(5)	(19)
Non-cash charges (recoveries)	–	(8)	6	(2)

Provision balance as at December 31, 2004	29	–	14	43

Q1 2005:
Recoveries recorded in the statement of income	–	–	(1)	(1)
Cash payments – net	(4)	–	(2)	(6)

Provision balance as at March 31, 2005	25	–	11	36

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

6.	INCOME TAXES

Three Months Ended March 31	2005	2004

Current	50	24
Deferred	(21)	19

	29	43

      The composite of the applicable statutory corporate income tax rates in Canada is 33% (2004: 33%).

7.	RELATED PARTY TRANSACTIONS
      The table below describes the nature and amount of transactions the Company has with related parties. All of the transactions are part of the ordinary course of business and were agreed to by the Company and the related parties. Alcan refers to Alcan Inc. and its subsidiaries. In 2004 and prior years, Alcan was considered a related party to Novelis. However, subsequent to the spin-off, Alcan is no longer a related party, as defined in SFAS No. 57, Related Party Disclosures, and accordingly, all transactions between Novelis and Alcan are considered as third party.

Three Months Ended March 31	2005	2004

Sales and operating revenues(A)
Alcan	–	92

Cost of sales and operating expenses(A)
Alcan	–	80

Research and development expenses(B)
Alcan	–	6

Interest expense(C)
Alcan	–	8

Other expense (income) net
Service fee income(D)	–	(9)
Service fee expense(E)	–	9
Interest income	–	(5)
Derivatives(F)	–	(44)
Other	–	6

Total transactions with Alcan	–	(43)

Purchase of inventory/tolling services
Aluminium Norf GmbH	51	48
Alcan(G)	–	493

(A)	The Company sells inventory to Alcan and certain investees accounted for under the equity method in the ordinary course of business. In 2004, Alcan was considered a related party to Novelis.

(B)	These expenses are comprised of an allocation of research and development expenses incurred by Alcan on behalf of the Company. In 2004, Alcan was considered a related party to Novelis.

(C)	As discussed further below as well as in note 10 – Debt Not Maturing Within One Year, the Company had various short-term and long-term debt payable to Alcan where interest was charged on both a fixed and a floating rate basis.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

7.	RELATED PARTY TRANSACTIONS — (Cont’d)

(D)	Service fee income relates to revenues generated through sales of research and development and other corporate services to Alcan.

(E)	Service fee expense relates to the purchase of corporate services from Alcan.

(F)	Alcan is the counterparty to all of the Company’s metal derivatives and most of the currency derivatives.

(G)	Alcan is the primary supplier of prime and sheet ingot to the Company. Refer to note 13 – Commitments and Contingencies.
      The table below describes the nature and amount of balances the Company has with related parties.

	March 31,	December 31,
As at	2005	2004

Trade receivables(A)
Alcan	–	87

Other receivables
Alcan(B)	–	801
Aluminium Norf GmbH(C)	38	45

	38	846

Long-term receivables
Alcan	–	2
Aluminium Norf GmbH(C)	93	102

	93	104

Payables and accrued liabilities(A)
Alcan	–	356
Aluminium Norf GmbH	36	45

	36	401

Short-term borrowings(D)
Alcan	–	312

Debt maturing within one year(E)
Alcan	–	290

Debt not maturing within one year(E)
Alcan	–	2,307

(A)	The Company purchases from and sells inventory to Alcan and purchases services from an investee accounted for under the equity method, in the ordinary course of business.

(B)	The balance at December 31, 2004 included various short-term floating rate notes totalling €266 million and $55 maturing within one year that were settled by Alcan in 2005 as part of the spin-off of Novelis.

(C)	Current and non-current portions of a loan to an investee accounted for under the equity method.

(D)	The balance at December 31, 2004 comprised loans due to Alcan in various currencies including €193 million and GBP 20 million that were repaid in 2005 as part of the spin-off of Novelis.

(E)	The Company had various loans payable to Alcan as at December 31, 2004 as described in note 10 – Debt Not Maturing Within One Year.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

8.	SALES AND FORFAITING OF RECEIVABLES
      Prior to the spin-off, the Company sold third party trade receivables to a related party which were then subsequently sold to a financial institution under Alcan’s accounts receivable securitization program. Subsequent to the spin-off, the Company has not securitized any of its third party trade receivables.
      As at March 31, 2005, Novelis Korea Limited forfaited third party receivables of $44 (2004: $50) to a financial institution. Forfaiting is a customary, ordinary-course cash management practice in the Korean marketplace where receivables typically run 60 days, 90 days, 120 days or longer.

9.	OTHER EXPENSES (INCOME) – NET
      Other expenses (income) – net comprise the following elements:

Three Months Ended March 31,	2005	2004

Restructuring (recoveries) costs – net	(1)	–
Gain on disposal of fixed assets	(1)	(6)
Interest income	(2)	(6)
Exchange (gains) losses	(11)	1
Derivatives gains(1)	(14)	(42)
Bridge financing commitment fee	13	–
Other	2	14

	(14)	(39)

(1)	Includes $45 pre-tax ($30 after-tax) mark-to-market losses on derivative contracts, primarily with Alcan, for the period from January 1 to 5, 2005, as described in note 1 – Background and Basis of Presentation.

10.	DEBT NOT MATURING WITHIN ONE YEAR

	March 31,	December 31,
As at	2005	2004

DUE TO RELATED PARTIES
Total debt due to related parties(A)	–	2,597
Debt maturing within one year included in current liabilities	–	(290)

Debt not maturing within one year due to related parties	–	2,307

DUE TO THIRD PARTIES
Novelis Inc.
Floating rate Term Loan B, due 2012(B)(C)	444	–
7.25% Senior notes, due 2015(D)	1,400	–
Novelis Corporation
Floating rate Term Loan B, due 2012(B)(C)(F)	771	–

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

10.	DEBT NOT MATURING WITHIN ONE YEAR — (Cont’d)

	March 31,	December 31,
As at	2005	2004

Novelis Valais S.A.
Capital lease obligation, due 2020 (CHF 62 million)	52	–

Novelis Korea Limited(E)
Bank loan, due 2008	50	–
Bank loan, due 2007	70	70
Bank loan, due 2007 (Korean won (KRW) 40 billion)	39	39
Bank loan, due 2007 (KRW 25 billion)	24	24
Bank loans, due 2005/2011 (KRW 2 billion)	2	2

Other
Bank loans, due 2005/2011(F)	3	3
Other debt, due 2005/2010	–	2

	2,855	140
Debt maturing within one year included in current liabilities	(4)	(1)

Debt not maturing within one year due to third parties	2,851	139

(A)	All of the Company’s related party debt of $2,597 as at December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 and fixed rate promissory notes (Alcan Notes) obtained in December 2004 of $1,205. The Alcan Notes comprised a major portion of the $1,375 bridge financing provided by Alcan to the Company as a result of the reorganization transactions described in note 1 – Background and Basis of Presentation. The remaining balance of the Alcan Notes of $170 was obtained in January 2005. The Alcan Notes were duly refinanced with the proceeds of the $1.4 billion 10-year Senior Notes issued in February 2005 (refer to (D) below).

(B)	In connection with the reorganization transactions described in note 1 – Background and Basis of Presentation, the Company entered into senior secured credit facilities providing for aggregate borrowings of up to $1.8 billion. These facilities consist of a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus 1.75%, all of which was borrowed on January 10, 2005, and a $500 five-year multi- currency revolving credit facility. The Term Loan B facility consists of an $825 Term Loan B in the U.S. and a $475 Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the reorganization transactions, the Company’s separation from Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been recorded in Deferred charges and other assets and are being amortized over the life of the related borrowing in Interest.

(C)	The Company has entered into interest rate swaps to fix the interest rate on $310 of the variable rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years.

(D)	On February 3, 2005, Novelis sold $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes, which were priced at par, bear interest at 7.25% and will mature on February 15, 2015. The net proceeds of the placement were used to repay the Alcan Notes.

(E)	In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 floating rate long-term loan which was subsequently swapped for a 4.55% fixed rate KRW 73 billion loan and into two long-term floating rate loans of KRW 40 billion and KRW 25 billion that were swapped for fixed rates of 4.80% and 4.45%, respectively. In 2005, interest on the KRW 2 billion loans ranges from 3.00% to 4.47% (2004: 3.00% to 5.50%). In February 2005, Novelis

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

10. DEBT NOT MATURING WITHIN ONE YEAR — (Cont’d)
Korea. entered into a $50 floating rate long-term loan which was subsequently swapped for a 5.30% fixed rate KRW 51 billion loan.

(F)	Interest rates are a function of the lender’s prime commercial rates, the Korean 3-month Certificate of Deposit rate, or LIBOR/ EURIBOR rates.
      Based on rates of exchange at March 31, 2005, debt repayment requirements over the next five years amount to $4 in 2005, $5 in 2006, $139 in 2007, $55 in 2008, $5 in 2009 and $5 in 2010. The Company made an optional prepayment of $85 of its Term Loans on March 31, 2005 and, in the process, satisfied a 1% per annum amortization requirement through fiscal year 2010. Separately, the Credit Agreement also requires the Company to prepay annually an additional portion of its Term Loans, based on a defined formula; this amount cannot be determined in advance, and has therefore not been included in the calculations above.

11.	COMMON SHARES
      The authorized common share capital is an unlimited number of common shares without nominal or par value. On March 31, 2005, there were 73,988,932 common shares outstanding.

Shareholder Rights Plan
      The Company’s initial board of directors approved in 2004 a plan whereby each of Novelis’s common shares carries one right to purchase additional common shares. The rights expire in 2014, subject to re-confirmation at the annual meetings of shareholders in 2008 and 2011. The rights under the plan are not currently exercisable. The rights may become exercisable upon the acquisition by a person or group of affiliated or associated persons (Acquiring Person) of beneficial ownership of 20% or more of Novelis’s outstanding voting shares or upon the commencement of a takeover bid. Holders of rights, with the exception of an Acquiring Person or bidding party, in such circumstances will be entitled to purchase from Novelis, upon payment of the exercise price (currently $200.00), such number of common shares as can be purchased for twice the exercise price, based on the market value of Novelis’s common shares at the time the rights become exercisable.
      The plan has a permitted bid feature which allows a takeover bid to proceed without the rights becoming exercisable, provided that the bid meets specified minimum standards of fairness and disclosure, even if the Company’s board of directors does not support the bid. The rights may be redeemed by the Company’s board of directors prior to the expiration or re-authorization of the rights agreement, with the prior consent of the holders of rights or common shares, for $0.01 per right. In addition, under specified conditions, the Company’s board of directors may waive the application of the rights.

12.	STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Executive Share Option Plan
      Under the Alcan executive share option plan, certain key employees may purchase common shares at an exercise price that is based on the market value of the shares on the date of the grant of each option. On January 6, 2005, 1,355,535 Alcan options representing options granted under the Alcan executive share option plan held by the Company’s employees who were Alcan employees immediately prior to the spin-off were replaced with options to purchase the Company’s common shares. The new options cover 2,701,028 common shares at a weighted average exercise price per share of $21.60. All converted options that were vested on the separation date continued to be vested. Any that were unvested will vest in four equal installments on the anniversary of the separation date on each of the next four years. As at March 31, 2005, 2,701,028 options were outstanding at a weighted average price of $21.60; 292,552 options were exercisable at a weighted average price of $20.07.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

12.	STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Cont’d)
      As described in note 3 – Accounting Changes, effective January 1, 2004, the Company retroactively adopted the fair value recognitions of SFAS No. 123, Accounting for Stock-Based Compensation. The Black-Scholes valuation model was used to determine the fair value of the options granted. For the quarter ended March 31, 2005, stock-based compensation expense was $1 (2004: nil).
      The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions used for the option grants:

	2005	2004

Dividend yield(%)	1.85	1.85
Expected volatility(%)	27.87	27.87
Risk-free interest rate(%)	4.56	4.56
Expected life (years)	6	6

Compensation To Be Settled in Cash

Stock Price Appreciation Unit Plan
      A small number of employees were entitled to receive Alcan Stock Price Appreciation Units (SPAUs) whereby they were entitled to receive cash in an amount equal to the excess of the market value of an Alcan common share on the date of exercise of a SPAU over the market value of an Alcan common share as of the date of grant of such SPAUs. On January 6, 2005, 211,035 Alcan SPAUs held by the Company’s employees who were Alcan employees immediately prior to the spin-off were replaced with the Company’s SPAUs, consisting of 418,777 SPAUs at a weighted average exercise price per SPAU of $22.04.

Total Shareholder Return Performance Plan
      Certain employees of Novelis were entitled to receive cash awards under the Alcan Total Shareholder Return Performance Plan (TSR Plan), a cash incentive plan which provides performance awards to eligible employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index measured over three-year periods commencing on October 1, 2003 and 2002. On January 6, 2005, the Company’s employees who were Alcan employees immediately prior to the spin-off and who were eligible to participate in the Alcan TSR Plan ceased to actively participate in, and accrue benefits under, the TSR Plan. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the separation. The accrued award amounts for each participant in the TSR Plan were converted into 443,400 restricted share units (RSUs) in the Company, of which 328,984 and 114,416 RSUs will vest on September 30, 2005 and 2006, respectively. At the end of each performance period, each holder of RSUs will receive the net proceeds based on the Company’s common share price at that time, including declared dividends.

Non-Executive Directors Deferred Share Unit Plan
      On January 5, 2005, the Company established the Non-Executive Directors Deferred Share Unit Plan whereby non-executive directors receive 50% of compensation payable in the form of Directors’ Deferred Share Units (DDSUs) and 50% in the form of either cash or additional DDSUs at the election of each non-executive director. The number of DDSUs is determined by dividing the quarterly amount payable so elected by the average closing prices of a common share on the Toronto and New York stock exchanges on the last five trading days of each quarter (“average share price”) with any currency conversion being made at the Bank of Canada noon rate of exchange on the relevant day. Additional DDSUs are credited to each holder thereof corresponding to dividends declared on common shares. The DDSUs are redeemable following

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

12.	STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION — (Cont’d)
retirement. The amount to be paid by the Company upon redemption is calculated by multiplying the accumulated balance of DDSUs by the average share price at the time of redemption. During the quarter ended March 31, 2005, no units were granted or redeemed and at March 31, 2005, no units were outstanding. As at April 1, 2005, 14,025 units were granted for the period ended March 31, 2005.

Novelis Founders Performance Awards
      In March 2005, the Company established a plan whereby certain key executives will be eligible to receive an award of Performance Share Units (PSUs) if certain Novelis share price improvement targets are achieved within prescribed time periods. There will be three equal tranches of PSUs and each will have a specific share price improvement target. For the first tranche, the target applies for the period March 24, 2005 to March 23, 2008. For the second tranche, the target applies for the period March 24, 2006 to March 23, 2008. For the third tranche, the target applies for the period March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the later of six months from the date the specific share price target is reached or twelve months after the start of the performance period and will be based on the average of the daily stock closing prices on the NYSE for the last five trading days prior to the payment date. The granting of PSUs to certain key executives may result in large charges on the Company’s statement of income. Upon the occurrence of a termination as a result of retirement, death or disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any other termination, all PSUs will be forfeited.

Deferred Share Agreements
      On January 6, 2005, 33,500 Alcan deferred shares held by one of the Company’s executives who was an Alcan employee immediately prior to the spin-off were replaced with Novelis deferred shares.

Compensation Cost
      For the quarter ended March 31, 2005, stock-based compensation expense for arrangements that can be settled in cash was nil (2004: $1)

13.	COMMITMENTS AND CONTINGENCIES
      Minimum rental obligations under capital leases are estimated at $3 in 2005, $4 in 2006, $4 in 2007, $4 in 2008, $4 in 2009 and $31 thereafter.
      As described in note 7 — Related Party Transactions, Alcan is the primary supplier of primary and sheet ingot to the Company. Purchases from Alcan represent 43% of total prime and sheet ingot purchases for the quarter ended March 31, 2005 (2004: 47%).
      The Company, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company is named as a defendant in relation to environmental contingencies for approximately 12 existing and former Company sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.
      The Company is subject to various laws relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations, to identify potential environmental exposures and to comply with regulatory policies and procedures.
      The Company is involved in proceedings, as described below, under the U.S. Superfund or analogous state provisions regarding the usage, storage, treatment or disposal of hazardous substances at a number of

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

13.	COMMITMENTS AND CONTINGENCIES — (Cont’d)
sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which it has operations, including Brazil and certain countries in the European Union.
      PAS Site. Alcan Aluminum Corporation (AAC) (renamed Novelis Corporation after the spin-off from Alcan) and third parties were defendants in a lawsuit instituted in July 1987 by the U.S. Environmental Protection Agency, or EPA, relating to the Pollution Abatement Services, or PAS, site, a third-party disposal site, in Oswego, New York. In January 1991, the U.S. District Court for the Northern District of New York found AAC liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3.2 plus interest and costs. AAC appealed this decision to the United States Court of Appeals, Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what liability, if any, might be assigned to AAC depending on whether AAC could prove that its waste did not contribute to the costs of remediation at the site. This matter was consolidated with another case, instituted in October 1991 by the EPA against AAC in the U.S. District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals Superfund site in Oswego County, New York, which was also owned by PAS. The remand hearing was held in October of 1999. The trial court re-instituted its judgment holding AAC liable. The amount of the judgment plus interest was $13.5 as at December 2000. The case was appealed. In the first quarter 2003, the Second Circuit affirmed the decision of the trial court. In 2004, AAC paid $13.9 in respect of the EPA claim, representing the full amount of the judgment plus interest, and $1.6 to the State of New York. AAC is currently responsible for future oversight costs, which are currently estimated at approximately $0.6.
      PAS Oswego Site Performing Company. AAC has also been sued by ten other potentially responsible parties, or PRPs, at the PAS site seeking contribution from AAC for costs they collectively incurred in cleaning up the PAS site from 1990 to the present. The costs incurred by the PRPs to date total approximately $6.4 plus accrued interest. Based upon currently available record evidence, AAC is contesting responsibility for costs incurred by the PRPs.
      Oswego North Ponds. In the late 1960s and early 1970s, AAC in Oswego used an oil containing polychlorinated biphenyls, or PCBs, in its re-melt operations. At the time, AAC utilized a once-through cooling water system that discharged through a series of constructed ponds and wetlands, collectively referred to as the North Ponds. In the early 1980s, low levels of PCBs were detected in the cooling water system discharge and AAC performed several subsequent investigations. The PCB-containing hydraulic oil, Pydraul, which was eliminated from use by AAC in the early 1970s, was identified as the source of contamination. In the mid-1980s, the Oswego North Ponds site was classified as an “inactive hazardous waste disposal site” and added to the New York State Registry. AAC ceased discharge through the North Ponds in mid-2002.
      In cooperation with the New York State Department of Environmental Conservation, or NYSDEC, and the New York State Department of Health, AAC entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004 and we anticipate that the NYSDEC will issue a proposed remedial action plan and record of decision during the second half of 2005. The Company expects that the remedial plan will be implemented in 2006. The estimated cost associated with this remediation is approximately $25.
      Butler Tunnel Site. AAC was a party in a 1989 EPA lawsuit before the U.S. District Court for the Middle District of Pennsylvania involving the Butler Tunnel Superfund site, a third-party disposal site. In May 1991, the Court granted summary judgment against AAC for alleged disposal of hazardous waste. After unsuccessful appeals, AAC paid the entire judgment plus interest.
      The United States government filed a second cost recovery action against Alcan seeking recovery of expenses associated with the installation of an early warning system for potential future releases from the

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

13.	COMMITMENTS AND CONTINGENCIES — (Cont’d)
Butler site. The complaint does not disclose the amount of costs sought by the government. The case has been held in abeyance since shortly after it was filed and, therefore, there has been no opportunity for discovery to fully determine the type of remedial action sought, the total cost, the existence of other settlements or the existence of other non-settling PRPs that may exist for potential contribution. In December 2004, a motion for partial summary judgment was heard and is under advisement.
      Tri-Cities Site. In 1994, AAC and other companies responded to an EPA inquiry concerning the shipment of old drums to Tri-Cities Inc., a third party barrel reprocessing facility in upstate New York. In 1996 the EPA issued an administrative order directing the defendants to clean up the site. AAC refused to participate, claiming that the drums sent to Tri-Cities were empty at the time of delivery. In September 2002, AAC received notice from the EPA contending that AAC was responsible for past and future response costs with accrued interest as well as penalties for its violation of the administrative order. AAC responded by outlining its objections to the EPA’s determination. The EPA subsequently referred the matter to the Department of Justice, or DOJ, for enforcement. In December 2004, a consent decree was negotiated with the DOJ and EPA. Under this consent agreement, AAC will pay $0.4 as a civil penalty as well as $0.6 in past costs. Future costs have been capped at a maximum payment of $0.8 payable over an extended period of time.
      Quanta Resources Site. In June 2003, the DOJ filed a Superfund costs recovery action in the U.S. District Court for the Northern District of New York against AAC and Russell Mahler, the site owner, seeking unreimbursed response costs stemming from the disposal of rolling oil emulsion at the Quanta Resources facility in Syracuse, New York. The parties are in the process of discovery. In 2003, AAC met with the DOJ and the EPA who quantified potential liability for unreimbursed costs and penalties in the amount of $1.4.
      Sealand Site. New York State and the EPA claim that AAC’s waste that was sent to the Sealand, New York Restoration site is a hazardous substance that contributed to the occurrence of response costs. There are several PRPs at this site. In 1993, AAC declined a request to participate in a program to provide drinking water to area residents, contending that AAC’s waste did not cause or contribute to the harm at the site. In 2003, Alcan met with the DOJ and the EPA who quantified potential liability for unreimbursed costs at $2.6.
      Toyo Coal Tar Remediation. Prior property owners contaminated the soil at the Joiliet, Illinois facility with coal tar. Following litigation, AAC received a 90% cost allocation from two defendants. In 1998, a remediation plan was developed to clean-up soil and groundwater. The remedial program was implemented in 1999. AAC continues to monitor the remediation. AAC’s estimated costs are approximately $0.3.
      Diamond Alkali Superfund Site-Lower Passaic River Initiative. In 2003, AAC received a letter from the EPA regarding an investigation being launched into possible contamination of the Lower Passaic River in 1965. AAC has been identified as a PRP arising from one of its former plants in Newark, New Jersey that may have generated hazardous waste. A remedial investigation feasibility study is scheduled to be carried out over several years. AAC has entered into a consent decree with other PRPs and will participate in a remedial feasibility study. AAC’s estimated environmental costs have been set at approximately $0.2.
      Jarl Extrusions (Rochester, NY). The affected property in Rochester, New York was acquired in 1988. Operations at the property were subsequently discontinued and the property was sold in December 1996. AAC retained liability under the terms of sale. AAC entered into a consent decree with NYSDEC under which evaluation of the site was performed in 1990 and 1991. Most of the contamination was determined to have come from an adjoining site. In its response to AAC’s investigation report, the NYSDEC asked AAC to admit to liability for off-site pollution (a Superfund site is located next door) and that hazardous sludge was dumped in the ponds behind the building. AAC denied these allegations. In light of the State’s failure to cooperate with AAC in the remediation of this site under the consent decree, AAC filed a notice of protest with the State. AAC’s appeal was denied, but the State later approved a new remedial investigation report negotiated

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

13.	COMMITMENTS AND CONTINGENCIES — (Cont’d)
between NYSDEC and AAC. A feasibility study for site remediation was then approved by NYSDEC. Negotiations on a consent order for remedial design construction were completed and the restrictive deed covenants have been filed for the property. The clean-up has been completed and NYSDEC approved a long-term operation and monitoring plan (“O&M”). AAC continues to conduct O&M and has sought permission to decommission two monitoring wells. Estimated costs associated with this matter are approximately $0.2.
      Terre Haute TCE Issue. Trichloroethylene (TCE) soil and groundwater contamination was discovered on the Terre Haute site in 1990. A site investigation was performed in between 1991 and 1994 whereby the extent of TCE groundwater and soil contamination was delineated. The subsurface contamination was located on-site with groundwater plume migrating off-site, with impacts to private homeowner drinking water wells. Terre Haute entered into the Indiana Voluntary Remediation Program in 1995. A remediation plan was developed which consisted of Soil Venting/ Air Sparging for subsurface soil remediation. Point source carbon treatment systems were installed on impacted homeowners wells. The active subsurface soil remediation was completed in 2003. Now that the remediation phase has been completed, AAC is required to support a post remedial groundwater and drinking water well monitoring program. Periodic monitoring will be required until groundwater clean up goals are met. Based on historical trends in TCE contamination, it is anticipated that clean up objectives will be met within 10 years. Once the clean-up objectives are met, the project will be considered closed. Estimated costs associated with funding the required monitoring program for a period of 10 years is approximately $0.6.
      It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated its undiscounted remaining clean-up costs related to 12 sites will be in the range of $36 to $40. An estimated liability of $39 has been recorded on the consolidated and combined balance sheets at March 31, 2005, in Deferred credits and other liabilities. Other than these 12 sites, the Company is currently not aware of any material exposure to environmental liabilities. However, adverse changes in environmental regulations, new information or other factors could impact the Company.
      The Company has agreed to indemnify Alcan and its subsidiaries and each of their respective directors, officers and employees, against liabilities relating to, among other things (see reference to agreements between Novelis and Alcan in note 1):

•	the contributed businesses, liabilities or contracts;

•	liabilities or obligations associated with the contributed businesses, as defined in the separation agreement between Novelis and Alcan, or otherwise assumed by the Company pursuant to the separation agreement; and

•	any breach by the Company of the separation agreement or any of the ancillary agreements entered into with Alcan in connection with the separation.
      Although there is a possibility that liabilities may arise in other instances for which no accruals have been made, the Company does not believe that it is reasonably possible that any losses in excess of accrued amounts would be sufficient to significantly impair its operations, have a material adverse effect on its financial position or liquidity, or materially and adversely affect its results of operations for any particular reporting period, absent unusual circumstances.
      In addition, see reference to income taxes in note 6 and debt repayments in note 10.

14.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
      In conducting its business, the Company uses various derivative and non-derivative instruments, including forward contracts to manage the risks arising from fluctuations in exchange rates, interest rates,

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)
14.                        FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS — (Cont’d)
aluminum prices and other commodity prices. Generally, such instruments are used for risk management purposes only. The principal counterparty to these contracts is Alcan. As described in note 7 — Related Party Transactions, in 2004 and prior years, Alcan was considered a related party to Novelis. However, subsequent to the spin-off, Alcan is no longer a related party, as defined in SFAS No. 57, Related Party Disclosures.
      There have been no material changes in financial instruments and commodity contracts in the first quarter of 2005, except as noted below.
      During the quarter, the Company entered into new interest rate swaps totalling $310 with respect to the Term Loan B in the U.S. and $766 (euro 475, GBP 62, CHF 35) with respect to intercompany loans to several European subsidiaries. The aggregate fair value of all of these derivatives was nil (2004: nil).

Financial Instruments — Fair Value
      On March 31, 2005, the fair value of the Company’s long-term debt totalling $2,855 (2004: $2,737) approximates its book value.
      The fair values of all other financial assets and liabilities are approximately equal to their carrying values.

15.	SUPPLEMENTARY INFORMATION

Three Months Ended March 31,	2005	2004

Statement of income
Interest on long-term debt	37	12

Statement of cash flows
Interest paid	20	18
Income taxes paid	5	12

	March 31,	December 31,
As at	2005	2004

Balance sheet
Payables and accrued liabilities include the following:
Trade payables	887	899
Accrued liabilities	592	361
      At March 31, 2005, the weighted average interest rate on short-term borrowings was 5.1% (2004: 2.5%).

16.	COMPREHENSIVE INCOME

Three Months Ended March 31,	2005	2004

Net income	29	69

Other comprehensive income (loss):
Net change in deferred translation adjustments	(69)	(39)
Net change in minimum pension liability – net of taxes of $3 in 2005 and nil in 2004	(4)	–

	(73)	(39)

Comprehensive income (loss)	(44)	30

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

16.	COMPREHENSIVE INCOME — (Cont’d)

	March 31,	December 31,
As at	2005	2004

Accumulated other comprehensive income
Deferred translation adjustments	51	120
Minimum pension liability	(36)	(32)

Accumulated other comprehensive income	15	88

17.	POST-RETIREMENT BENEFITS
      Most of the Company’s pension obligations relate to funded defined benefit pension plans it has established in the United States, Canada and the United Kingdom, unfunded pension benefits in Germany, and lump sum indemnities payable upon retirement to employees of businesses in France, Korea and Malaysia. Pension benefits are generally based on the employee’s service and either on a flat dollar rate or on the highest average eligible compensation before retirement. In addition, some of the entities of the Company participate in defined benefit plans managed by Alcan in the U.S. and Switzerland.
      In 2005, the following transactions transpired related to existing Alcan pension plans covering Novelis employees:

a) In the U.S., for Novelis employees previously participating in the Alcancorp Pension Plan and the Alcan Supplemental Executive Retirement Plan, Alcan agreed to recognize up to one year of additional service in its plan as long as such employee worked for Novelis and Novelis paid to Alcan the normal cost (in the case of the Alcancorp Pension Plan) and the current service cost (in the case of the Alcan Supplemental Executive Retirement Plan).

b) In the U.K., the sponsorship of the Alusuisse Holdings U.K. Ltd Pension Plan was transferred from Alcan to Novelis. No new plan was established.

c) In Switzerland, Novelis became a participating employer in the Alcan Swiss Pension Plans and Novelis employees are participating in these plans for up to one year (or longer with Alcan approval) provided Novelis makes the required pension contributions.
      The following plans were newly established in 2005 to replace the Alcan pension plans that previously covered Novelis employees (other Alcan pension plans covering Novelis employees were assumed by Novelis):
      Canada Pension Plan — The Canada Pension Plan (CPP) provides for pensions calculated on service (no cap) and eligible earnings which consist of the average annual salary and the short term incentive award up to its target during the 36 consecutive months when they were the greatest. The normal form of payment of pensions is a lifetime annuity with either a guaranteed minimum of 60 monthly payments or a 50% lifetime pension to the surviving spouse.
      Pension Plan for Officers — The Pension Plan for Officers (PPO) provides for pensions calculated on service up to 20 years as an officer of Novelis or of Alcan and eligible earnings which consist of the excess of the average annual salary and target short term incentive award during the 60 consecutive months when they were the greatest over eligible earnings in the U.S. Plan or the U.K. Plan, as applicable. The normal form of payment of pensions is a lifetime annuity. Pensions will not be subject to any deduction for social security or other offset amounts.
      Alcan provides unfunded health care and life insurance benefits to retired employees in Canada and the United States, which include retired employees of some of the Company’s businesses. The Company’s share

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

17.	POST-RETIREMENT BENEFITS — (Cont’d)
of these plans’ liabilities and costs are included in the historical combined financial statements. The Company expects to pay benefits of $8 in 2005 from operating cash flows.

	Pension Benefits		Other Benefits

Three months ended March 31,	2005	2004	2005	2004

Components of net periodic benefit cost
Service cost	8	5	1	–
Interest cost	8	7	3	2
Expected return on assets	(6)	(6)	–	–
Amortization
– actuarial losses	2	1	–	–
– prior service cost	1	1	–	–

Net periodic benefit cost	13	8	4	2

The expected long-term rate of return on plan assets is 7.5% in 2005.
 Employer Contributions
      The Company’s pension funding policy is to contribute the amount required to provide for contractual benefits attributed to service to date, and to amortize unfunded actuarial liabilities, for the most part over periods of 15 years or less. Novelis previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $10 to its funded pension plans in 2005. The contributions are expected to be fully comprised of cash. As of March 31, 2005, $12 has been contributed, and the Company expects to contribute an additional $14 over the remainder of the year. The additional contributions were necessary to fund pension plans where the Company is participating in Alcan plans as well as new pension plans created subsequent to the spin-off. The Company also expected to pay $7 of unfunded pension benefits and lump sum indemnities from operating cash flows in 2005. As of March 31, 2005, $2 has been paid, and the Company expects to pay an additional $5 over the remainder of the year.
During the year, the Company will determine whether it will transfer its share of pension assets and liabilities to a Novelis plan or retain them in the Alcan plans. This determination may have a material impact on the financial statements of the Company.

18.	INFORMATION BY OPERATING SEGMENTS
      The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of four operating segments. The four operating segments are Novelis North America, Novelis Europe, Novelis Asia and Novelis South America. Subsequent to its spin-off from Alcan in 2005, the Company, as a stand-alone entity, measures the profitability of its operating segments based on regional income (RI). Prior periods presented have been recast. RI comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items, such as corporate costs, restructuring costs, impairment and other rationalization charges. These items are managed by the Company’s corporate head office, which focuses on strategy development and oversees corporate governance, policy, legal compliance, human resource matters and finance matters. The change in fair market value of derivatives is removed from individual RI and is shown on a separate line. The Company believes that this presentation provides a more accurate portrayal of underlying business group results and is in line with the Company’s portfolio approach to risk management.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

18.	INFORMATION BY OPERATING SEGMENTS — (Cont’d)
      Prior to the spin-off, profitability of the operating segments was measured based on business group profit (BGP). BGP was similar to RI, except for the following:

a) BGP excluded restructuring costs related only to major corporate-wide acquisitions or initiatives whereas RI excludes all restructuring costs;

b) BGP included pension costs based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other. RI includes all these pension costs in the applicable operating segment; and

c) BGP excluded certain corporate non-operating costs incurred by an operating segment and included such costs in Intersegment and other. Under the current management structure, these costs remain in the operating segment.
      Transactions between operating segments are conducted on an arm’s-length basis and reflect market prices.
      The accounting principles used to prepare the information by operating segment are the same as those used to prepare the consolidated and combined financial statements of the Company, except the operating segments include the Company’s proportionate share of joint ventures (including joint ventures accounted for using the equity method) as they are managed within each operating segment, with the adjustments for equity-accounted joint ventures shown on a separate line in the reconciliation to Income before taxes and other items.
      The operating segments are described below.
      Novelis North America
      Headquartered in Cleveland, Ohio, U.S.A., this group encompasses aluminum sheet and light gauge products and operates 12 plants, including two recycling facilities, in two countries.
      Novelis Europe
      Headquartered in Zurich, Switzerland, this group comprises aluminum sheet, including automotive, can and lithographic sheet as well as foil stock and operates 17 plants in seven countries including two recycling facilities. The group ceased operations in Falkirk, Scotland, in December 2004.
      Novelis Asia
      Headquartered in Seoul, South Korea, this group encompasses aluminum sheet and light gauge products and operates three plants in two countries.
      Novelis South America
      Headquartered in Sao Paulo, Brazil, this group comprises bauxite mining, alumina refining, smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates five plants in Brazil. The Brazilian bauxite, alumina and smelting assets are included in the group because they are integrated with the Brazilian rolling operations.
      Corporate
      This classification includes all costs incurred by the Company’s corporate offices in Atlanta, Georgia, U.S.A., and Toronto, Ontario, Canada. Under Alcan’s management structure, this classification was referred to as Intersegment and other and it included the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited) — (Cont’d)

18.	INFORMATION BY OPERATING SEGMENTS — (Cont’d)

Risk Concentration
      All four operating segments transacted with Rexam Plc (Rexam) during 2005 and 2004. Revenues from Rexam of $252 (2004: $224) amounted to approximately 12% (2004: 12%) of total revenues for the quarter ended March 31, 2005.

			THIRD AND RELATED
SALES AND OPERATING REVENUES	INTERSEGMENT		PARTIES

Three months ended March 31	2005	2004	2005	2004

Novelis North America	1	1	827	670
Novelis Europe	19	5	807	756
Novelis Asia	3	2	338	268
Novelis South America	16	8	149	118
Adjustments for equity-accounted joint ventures	–	–	(3)	(2)
Other	(39)	(16)	–	–

	–	–	2,118	1,810

REGIONAL INCOME
Three months ended March 31
	2005	2004

Novelis North America	57	69
Novelis Europe	57	42
Novelis Asia	30	20
Novelis South America	38	28

Total Regional Income	182	159
Corporate Costs	(27)	(10)
Impairment, restructuring and rationalization costs	1	7
Adjustments for equity-accounted joint ventures	(11)	(11)
Adjustments for mark-to-market of derivatives	19	49
Depreciation and amortization	(58)	(61)
Interest	(44)	(19)

Income before income taxes and other items	62	114

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following information should be read together with our consolidated financial statements and accompanying notes included elsewhere in this quarterly report for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA”.
OVERVIEW
      In 2004, we were the largest aluminum rolled products producer in terms of shipments in each of Europe, South America and Asia Pacific, and we were the second largest in North America. With operations on four continents comprised of 37 operating facilities in 12 countries, we are the only company of our size and scope focused solely on aluminum rolled products markets and capable of the local supply of technically sophisticated products in all of these geographic regions.
      The following table sets forth our key financial and operating data for the three months ended March 31, 2005 and 2004.

	Three Months
	Ended March 31,

	2005	2004

	($ in millions)
Sales and operating revenues	$2,118	$1,810
Total Regional Income(i)	182	159
Net Income	29	69
Rolled products shipments(ii)(kt)	712	683
Total assets	5,667	6,691

(i)	Regional income comprises earnings before interest, taxes, depreciation and amortization excluding certain items, such as corporate office costs and asset and goodwill impairments, restructuring, rationalization and the change in fair market value of our derivatives, which are not under the control of the business groups. These items are managed by the Company’s head office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters.

Financial information for the regional groups includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with the way the business groups are managed. Under U.S. GAAP, these joint ventures are accounted for under the equity method. Therefore, in order to reconcile to income before income taxes and other items, the Regional Income of these joint ventures is removed from Total Regional Income for the Company and the net after-tax results are reported as equity income.

The change in the fair market value of derivatives has been removed from individual regional results and is shown on a separate line. This presentation provides a more accurate portrayal of underlying business group results and is in line with the Company’s portfolio approach to risk management.

(ii)	Includes conversion of customer-owned metal (tolling).
HIGHLIGHTS
      Net Income. The Company reported first quarter 2005 net income of $29 million, or earnings per share of $0.39. This comprised consolidated net income of $59 million for the period of January 6, the effective date of our spin from Alcan, to March 31, 2005, and a combined loss of $30 million on mark-to-market derivatives, primarily with Alcan, from January 1 to January 5, 2005, the period prior to our spin from Alcan. Net income in the carve out statements as a part of Alcan for the first quarter 2004 was $69 million, or $0.92 per share.

      Shipments. Rolled product shipments increased 4.2% to 712 thousand tonnes (kt) for the first quarter of 2005 over the equivalent period in 2004. We attribute this increase to strong market demand, largely in North America and Asia, and market share growth in South America.
      Regional Income. Regional income increased $23 million or approximately 14% for the first quarter 2005 versus the prior year period. Volume was the largest driver behind the increase in regional income in the first quarter 2005, with improved pricing being an additional factor. The positive impact of the spreads between used beverage cans (UBC) and primary metal along with our hedging program more than offset the impact of our can price ceilings (i.e., commitments made to cap the metal component of the sales price of our can sheet). These gains more than compensated the negative effect of metal price timing differences and a mix shift in Europe.
      Financing Activity. At the spin-off from Alcan, Novelis had $2,951 million of long term debt and capital leases. With the strength of the cash flows in the first quarter 2005, Novelis reduced its debt position by $70 million to $2,881 million as at March 31, 2005.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004
      The following discussion and analysis is based on our unaudited consolidated and combined statements of income, which reflect our operations for the three months ended March 31, 2005 and 2004, as prepared in conformity with U.S. GAAP.
      Sales and Operating Revenues and Shipments. Our sales increased from $1,810 million in the three months ended March 31, 2004, to $2,118 million in the comparable period in 2005, an increase of $308 million, or 17%. The increase was primarily the result of an increase in London Metal Exchange (LME) metal pricing, which was up 13% for the quarter, and a 4% increase in rolled products shipments from 683 kt to 712 kt.
      Cost and Expenses. Our cost of sales and operating expenses represented 88.9% of our sales and operating revenues for the three months ended March 31, 2005, compared to 87.6% during the comparable period in 2004. The stability of this cost/revenue relationship reflects the conversion nature of our business. The vast majority of our products have a price structure with two components: a pass-through aluminum price based on the LME and local market premiums, plus a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product. The increase in cost of sales and operating expenses during the first quarter of 2005 in large part reflected the impact of higher LME prices on metal input costs. There was a commensurate increase in sales and operating revenues as higher metal costs were passed through to customers.
      Depreciation and amortization decreased from $61 million in the first quarter of 2004 to $58 million in the first quarter of 2005. Selling, general and administrative expenses (SG&A) increased from $60 million in the first quarter of 2004 to $76 million in the first quarter of 2005, or approximately 27%. Included in SG&A for the first quarter of 2005 are additional corporate head-office costs we incurred for the first time as a stand-alone company, $6 million in start up costs and the negative effect of the strengthening euro when translating costs into U.S. dollars.
      Interest allocated from Alcan in the carve out financial statements in the first quarter of 2004, $19 million, was significantly lower than the $44 million of interest expense in the first quarter of 2005. A comparison to first quarter 2004 interest expense is not meaningful as it did not reflect the level of debt, nor the associated interest costs the Company would have incurred had it operated on a stand-alone basis at that time.
      Other expenses (income) — net was income of $14 million in the first quarter of 2005 and included Financial Accounting Standard No. 133 (FAS 133) mark-to-market gains on derivatives of $14 million. We also incurred debt issue costs of $13 million on undrawn facilities used to back-up the Alcan notes we received in January 2005 as part of our separation from Alcan. Alcan funded the $13 million of debt issuance costs by reimbursing Novelis and the Alcan notes were repaid from the proceeds of our 7.25% unsecured senior notes due February 15, 2015. Other expenses (income) — net was income of $39 million in the first quarter of 2004 and included FAS 133 mark-to-market gains of $42 million as well as a gain on asset sales of $7 million.
      Income Taxes. In the first quarter of 2005, the effective tax rate was 47% compared to a composite statutory rate of 34%. In 2004, the effective tax rate for the first quarter was 38%, compared to the composite statutory rate of 37%. The main difference in the first quarter 2005 rate was a $6 million tax provision in connection with our spin-off from Alcan, for which there was no related income.
OPERATING SEGMENT REVIEW
      Due in part to the regional nature of supply and demand of aluminum rolled products, our activities are organized under four business groups and are managed on the basis of geographical areas. The business groups are Novelis North America, Novelis Europe, Novelis Asia, and Novelis South America.
      Reconciliation. The following table summarizes the reconciliation of regional income to income before income taxes and other items.

	First Quarter

	2005	2004

	(US$ millions)
Regional Income
Novelis North America	57	69
Novelis Europe	57	42
Novelis Asia	30	20
Novelis South America	38	28
Total Regional Income	182	159
Corporate Office	(27)	(10)
Additional Items for Reconciliation
Equity accounted joint venture eliminations	(11)	(11)
Change in fair market value of derivatives	19	49
Restructuring, rationalization & impairment	1	7
Depreciation & amortization	(58)	(61)
Interest	(44)	(19)
Income before income taxes and other items	62	114
      Novelis North America. The following table sets forth key financial and operating data for Novelis North America for the three months ended March 31, 2005 and March 31, 2004.

	1st Qtr	1st Qtr
North America	2005	2004	% Chg

	($ in millions)
Sales	827	670	23.4%
Regional Income	57	69	(17.4)%
Rolled Product Shipments (kt)	283	274	3.3%
Regional Income per Ton	201	252	(20.2)%
Depreciation	18	17	5.9%
Capital Expenditures	8	11	(27.3)%
Total Assets	1,480	2,688	(44.9)%
      Sales of Novelis North America were $827 million for the three month period ended March 31, 2005, an increase of $157 million in sales over $670 million in the comparable period of 2004. This was due in large part to higher metal prices as well as a 3% increase in shipments with improvement in market conditions, particularly in the light gauge and industrial products sectors.

      Regional income of Novelis North America was $57 million for the first quarter of 2005, a decrease of $12 million or 17.4%, from the $69 million of regional income for the first quarter of 2004. This reduction was mainly due to the adverse effect of metal price timing differences as well as higher freight and energy costs. These adverse effects were partly offset by an increase in rolled product shipments. They were further offset by pricing improvements in our industrial products and light gauge products as well as a product portfolio improvement in can products.
      A portion of the metal timing impact was offset by favorable UBC spreads versus LME metal prices. The positive impact of the spreads between UBC and primary metal, together with our hedging program, more than offset the impact of our can price ceilings.
      Novelis Europe. The following table sets forth key financial and operating data for Novelis Europe for the three months ended March 31, 2005 and March 31, 2004.

	1st Qtr	1st Qtr
Europe	2005	2004	% Chg

	($ in millions)
Sales	807	756	6.7%
Regional Income	57	42	35.7%
Rolled Product Shipments (kt)	252	249	1.2%
Regional Income per Ton	226	169	34.1%
Depreciation	26	28	(7.1)%
Capital Expenditures	8	10	(20.0)%
Total Assets	2,469	2,363	4.5%
      Sales of Novelis Europe were $807 million for the three month period ended March 31, 2005, an increase of $51 million in sales, or 6.7%, over sales in the comparable period of 2004. This was due in large part to higher metal prices and the impact of a stronger euro on the translation of euro sales into US dollars.
      Regional income of Novelis Europe was $57 million for first quarter of 2005, an increase of $15 million, or 35.7%, over the $42 million of regional income for the first quarter of 2004. This increase was the result of effective management of production costs and SG&A and the positive timing of expenses. These improvements more than offset the shift in the product mix as the softer economy in Europe led to lower sales in certain high-end product lines.
      Shipments of rolled products by Novelis Europe increased 1.2% from 249 kt in the first quarter of 2004 to 252 kt in the first quarter of 2005. We attribute this increase in part to the continued growth in the aluminum beverage can market, which continues to grow at a rate of approximately 6% annually. This growth is attributable, in part, to growth in new aluminum lines in Eastern Europe, line conversions and new aluminum lines throughout Western Europe, and the enactment of packaging waste legislation, under which 50% of all one-way beverage containers must be recycled by 2007.
      Novelis Asia. The following table sets forth key financial and operating data for Novelis Asia for the three months ended March 31, 2005 and March 31, 2004.

	1st Qtr	1st Qtr
Asia	2005	2004	% Chg

	($ in millions)
Sales	338	268	26.1%
Regional Income	30	20	50.0%
Rolled Product Shipments (kt)	114	108	5.6%
Regional Income per Ton	263	185	42.2%
Depreciation	12	12	0%
Capital Expenditures	3	4	(25.0)%
Total Assets	987	922	7.0%

      Sales of Novelis Asia were $338 million for the three month period ended March 31, 2005, an increase of $70 million in sales, or 26.1%, over the $268 million in the comparable period of 2004, while shipments of rolled products by Novelis Asia increased 5.6% from 108 kt in the first quarter of 2004 to 114 kt in the first quarter of 2005. The increase in sales was mainly due to higher metal prices and volumes. The increase in shipments was due in large part to strong growth in China in the industrial, construction and foil markets. We are also beginning to see stronger forecasts from the Chinese can market driven by improving per capita gross domestic product and changes in consumption behavior. Therefore, Novelis continues to ship more products in these segments.
      Regional income of Novelis Asia was $30 million for first quarter of 2005, an increase of $10 million, or 50%, over the $20 million of regional income for the first quarter of 2004. In the first quarter of 2005, we experienced better pricing in addition to increased shipments, which more than offset the adverse impact of the strengthening Korean currency on our costs. Productivity improvements contributed to our results as de-bottlenecking in our production facilities allowed us to increase capacity and output levels without increasing working capital levels.
      Novelis South America. The following table sets forth key financial and operating data for Novelis South America for the three months ended March 31, 2005 and March 31, 2004.

	1st Qtr	1st Qtr
South America	2005	2004	% Chg

	($ in millions)
Sales	149	118	26.3%
Regional Income	38	28	35.7%
Rolled Product Shipments (kt)	63	52	21.2%
Regional Income per Ton	603	538	12.1%
Depreciation	11	12	(8.3)%
Capital Expenditures	2	3	(33.3)%
Total Assets	766	812	(5.7)%
      Sales of Novelis South America were $149 million for the three months ended March 31, 2005, an increase of $31 million, or 26.3%, over sales of $118 million in the comparable period of 2004. Rolled product shipments increased from 52 kt in the first quarter of 2004 to 63 kt in the first quarter of 2005, or 21.2%, as Novelis South America set records in terms of the number of can bodies, industrial products to our largest distributor, and light gauge exports shipped. The growth in the economy was the main driver behind the increase in shipment volume.
      Regional income of Novelis South America was $38 million for first quarter of 2005, an increase of $10 million, or 35.7%, over regional income of $28 million in the first quarter of 2004. This increase was the result of improved pricing, higher shipments, and the positive impact of higher ingot prices on the production from our smelters in Brazil.
LIQUIDITY AND CAPITAL RESOURCES
      Our liquidity and available capital resources are impacted by three components: (1) operating activities, (2) investment activities and (3) financing activities.

      Operating Activities. The following table sets forth information regarding our cash flow for the three months ended March 31, 2004 and 2005.

	1st Qtr	1st Qtr
Cash Flow	2005	2004

	($ in millions)
Cash from Operating Activities	112	138
Dividends	(13)	(2)
Capital Expenditures	(23)	(20)
Free Cash Flow(i)	76	116

(i)	Free cash flow (which is a non-GAAP measure) consists of cash from operating activities less capital expenditures and dividends. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends to the common shareholders of Novelis. Management believes that free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of free cash flow. The Company’s method of calculating free cash flow may not be consistent with that of other companies.
      Our cash flow from operating activities was $112 million for the first quarter of 2005 compared to $138 million in the same period in 2004, an 18.8% decrease. Significant improvements were made in regional income and net changes in working capital, deferred items and other — net in the first quarter of 2005 compared to the same period last year. However, these were not sufficient to offset higher interest and corporate costs resulting from Novelis’s position as a stand-alone company in 2005, as well as lower FAS 133 mark-to-market gains on derivatives.
      Our free cash flow was $76 million for the first quarter of 2005, a decrease of $40 million or 34.5% over the same period in 2004, resulting from the drop in cash from operating activities and our first payment of a dividend on common shares in 2005.
      Investment Activities. The following table sets forth information regarding our capital expenditures and depreciation for the three months ended March 31, 2004 and 2005.

	1st Qtr	1st Qtr
Capital Expenditures and Depreciation	2005	2004	% Change

	($ in millions)
Capital Expenditures	23	20	15.0%
Depreciation and Amortization Expense	58	61	(4.9)%
Reinvestment Rate(i)(%)	39.7	32.8

(i)	Capital expenditures as a percentage of depreciation and amortization expense.
      In the three months ended March 31, 2005, our capital expenditures were $23 million, representing a re-investment rate of 39.7% of depreciation. During the same period in 2004, our capital expenditures were $20 million, representing a re-investment rate of 32.8% of depreciation. The majority of our capital expenditures for the first quarter of 2005 were spent on projects devoted to product quality, technology, productivity enhancements, finding additional cost reductions and undertaking small projects to increase capacity.
      Financing Activities. At the spin-off from Alcan, Novelis had $2,951 million of long term debt and capital leases. With the strength of the cash flows in the first quarter 2005, Novelis reduced its debt position by $70 million to $2,881 million as at March 31, 2005.
      All of the Company’s related party debt of $2,597 million as at December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 million and fixed rate promissory notes (Alcan Notes) obtained in

December 2004 of $1,205 million. The Alcan Notes comprised a major portion of the $1,375 million bridge financing provided by Alcan to the Company as a result of the reorganization transactions. The remaining balance of the Alcan Notes of $170 million was obtained in January 2005. The Alcan Notes were duly refinanced with the proceeds of the $1.4 billion 10-year Senior Notes issued in February 2005, discussed below.
      In connection with the reorganization transactions described in “Item 1, Note 1 – Background and Basis of Presentation”, the Company entered into senior secured credit facilities providing for aggregate borrowings of up to $1.8 billion. These facilities consist of a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus 1.75%, all of which was borrowed on January 10, 2005, and a $500 five-year multi-currency revolving credit facility. The Term Loan B facility consists of an $825 million Term Loan B in the U.S. and a $475 Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the reorganization transactions, the Company’s separation from Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been capitalized in Deferred charges and other assets and are being amortized over the life of the related borrowing in Interest.
      On January 31, 2005, Novelis announced that it had agreed to sell $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes, which were priced at par, bear interest at 7.25% and will mature on February 15, 2015. The net proceeds of the placement, received on February 3, 2005, were used to repay the Alcan Notes.
      The Company has entered into interest rate swaps to fix the interest rate on $310 million of the variable rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years.
      In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 million floating rate long-term loan which was subsequently swapped for a 4.55% fixed rate KRW 73 billion loan and into two long-term floating rate loans of KRW 40 billion and KRW 25 billion that were swapped for fixed rates of 4.80% and 4.45%, respectively. In 2005, interest on the KRW 2 billion loans ranges from 3% to 4.47% (2004: 3.00% to 5.50%). In February 2005, Novelis Korea entered into a $50 million floating rate long-term loan which was subsequently swapped for a 5.30% fixed rate KRW 51 billion loan. See “Item 1, Note 10 — Debt Maturing Within One Year”.
      Financing activities relating to the separation from Alcan are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities.”
CONTRACTUAL OBLIGATIONS
      The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. For the quarter ended March 31, 2005, debt payment requirements were: less than 1 year: $4 million; 2-3 years: $144 million; 4-5 years: $60 million; and greater than 5 years: $2,647 million. Included in the debt payments are capital lease obligation payments of approximately $4 million each year with $31 million payable in greater than 5 years. Interest payments of the above debt were: less than 1 year: $130 million; 2-3 years: $344 million; 4-5 years: $342 million; and greater than 5 years: $669 million.
      There were no other material changes in the Company’s contractual obligations in the first quarter of 2005 from the amounts reported in the Company’s most recent Annual Report on Form 10-K.
ACCOUNTING STANDARDS
      We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on our informed judgments and estimates. Our accounting policies are discussed in “Item 1, Note 2 — Accounting Policies”.

      As previously discussed, Novelis was formed through a spin-off transaction from Alcan in January 2005. In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within Note 2 — Summary of Significant Accounting Policies” to our audited financial statements for the Annual Report on Form 10-K for the year ended December 31, 2004, are the accounting policies that we believe require subjective and/or complex judgments that could potentially affect 2005 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.
      We plan to adopt the following recently issued standards as required:

•	FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”

•	SFAS No. 123R, “Share Based Payment”
      For detailed information regarding any of these pronouncements and the impact thereof on our business, see “Item 1, Note 2 — Accounting Policies”.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
      This quarterly report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
      All market position data relating to our Company is based on information from Commodity Research Unit International Limited, or CRU, and management estimates. This information and these estimates reflect various assumptions and are not independently verified. Therefore, they should be considered in this context. This document also contains information concerning our markets and products generally which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to, data concerning production capacity, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	our separation from Alcan;

•	the level of our indebtedness and our ability to generate cash following the separation;

•	relationships with, and financial and operating conditions of, our customers and suppliers;

•	changes in the prices and availability of raw materials we use;

•	fluctuations in the supply of and prices for energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries; and

•	changes in government regulations, particularly those affecting environmental, health or safety compliance.
      The above list of factors is not exclusive. Some of these and other factors are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
(in millions of US$, except LME prices)
      Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company’s cash flows. See risk factors discussed above in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA”.
Interest Rates
      We are subject to interest rate risk related to the variable rate debt we incurred in the financing transactions. For every 12.5 basis point increase in the interest rates on the $907 million of variable rate debt that has not been swapped into fixed interest rates, our annual net income would be reduced by $1 million. The fixed rate debt will be held to maturity and the Company does not intend to refinance its fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see “Note 3 — Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Currency Derivatives
      The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s currency derivatives outstanding as at March 31, 2005.

							Total
							Nominal	Fair
		2005	2006	2007	2008	2009	Amount	Value

		(In US$ millions, except contract rates)
FORWARD CONTRACTS
To purchase USD against the foreign currency
EUR	Nominal Amount	264	91	66	—	5	426	(18.50)
	Average contract rate	1.26	1.25	1.28	—	1.13
CHF	Nominal Amount	26	11	2	2	1	42	(3.50)
	Average contract rate	1.2270	1.3324	1.2873	1.2613	1.2381
GBP	Nominal Amount	31	—	—	—	—	31	(0.54)
	Average contract rate	1.82	—	—	—	—

							Total
							Nominal	Fair
		2005	2006	2007	2008	2009	Amount	Value

		(In US$ millions, except contract rates)
To sell USD against the foreign currency
EUR	Nominal Amount	10	—	—	—	—	10	(0.17)
	Average contract rate	1.2989	—	—	—	—
CHF	Nominal Amount	1	—	—	—	—	1	(0.08)
	Average contract rate	1.1273	—	—	—	—
GBP	Nominal Amount	35	1	—	—	—	36	1.02
	Average contract rate	1.76	1.74	—	—	—
KRW	Nominal Amount	57	—	—	—	—	57	(0.80)
	Average contract rate	1,0008.29	—	—	—	—
To purchase EUR against the foreign currency
GBP	Nominal Amount	88	3	2	—	—	93	(0.84)
	Average contract rate	0.6996	0.7193	0.7354	—	—
To sell EUR against the foreign currency
GBP	Nominal Amount	70	16	—	—	—	86	1.02
	Average contract rate	0.7019	0.7079	—	—	—
CHF	Nominal Amount	18	9	5	5	3	40	(0.75)
	Average contract rate	1.5118	1.4872	1.4611	1.4430	1.4266
To sell GBP against the foreign currency
CHF	Nominal Amount	13	—	—	—	—	13	(0.34)
	Average contract rate	2.17	—	—	—	—
To purchase GBP against the foreign currency
CHF	Nominal Amount	8	—	—	—	—	8	0.09
	Average contract rate	2.20	—	—	—	—
      Any negative impact of currency movements on the currency contracts that the Company has entered into to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favourable exchange impact on the commitments being hedged. Transactions in currency related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited. For accounting policies relating to currency contracts, see “Note 3 — Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Derivative Commodity Contracts
      The Company’s aluminum forward contract positions are entered into to hedge anticipated future sales and future purchases of metal that are required for firm sales and purchase commitments to fabricated products customers. Consequently, the negative impact of movements in the price of aluminum on the forward contracts would generally be offset by an equal and opposite impact on the sales and purchases being hedged.
      The effect of a reduction of 10% in aluminum prices on the Company’s aluminum forward and options contracts outstanding at March 31, 2005 would be to decrease net income over the period ending December 2007 by approximately $57 ($36 in 2005, $13 in 2006 and $8 in 2007). These results reflect a 10% reduction from the March 31, 2005, three-month LME aluminum closing price of $1,973 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at March 31, 2005.

Item 4.	Controls and Procedures
          Evaluation of disclosure controls and procedures.
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, as the Company’s are designed to do.
      In connection with the preparation of this quarterly report on Form 10-Q, as of March 31, 2005, an evaluation was performed by members of the Company’s management, at the direction (and with the participation) of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, in light of the issues discussed below, as of March 31, 2005, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level. The Company was spun off from Alcan on January 6, 2005. In connection with the spin-off, the Company entered into a transition services agreement with its former parent to provide certain financial and accounting information used to complete the Company’s financial statements for the quarter ended March 31, 2005 and the comparable quarter of 2004. In connection with the spin-off, the Company also moved its executive offices and began to hire and integrate additional accounting, finance, investor relations, legal and other staff. In addition, the Company engaged outside expertise to assist with certain accounting matters related to the spin-off and carve-out financial statements. Notwithstanding all of the controls and procedures in place as of March 31, 2005, sufficient time was not provided to senior management to fully analyze and review the financial information prior to the Company’s initial filing of its results of operations for the quarter ended March 31, 2005 (on Form 8-K filed on May 11, 2005). Senior management, the Company’s disclosure committee and audit committee are reviewing remediation measures to improve the Company’s disclosure controls and procedures, including the continued hiring of professional accounting staff and detailing responsibilities for the preparation of drafts of disclosure documents. The Company and the audit committee, as necessary, will consider additional items and other compensating controls in order to fully remediate the problems with the Company’s disclosure control and began implementing a remediation plan for the quarter ending June 30, 2005.

Changes in internal control over financial reporting.
      There were no changes, other than as discussed above, in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. There have been no material developments in the litigation previously reported in our Annual Report on Form 10-K for the period ended December 31, 2004.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      The registrant has nothing to report under this item.

Item 3.	Defaults Upon Senior Securities.
      The registrant has nothing to report under this item.

Item 4.	Submission of Matters to a Vote of Security Holders.
      The registrant has nothing to report under this item.

Item 5.	Other Information.
      The registrant has nothing to report under this item.

Item 6.	Exhibits.
 List of Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Geoffrey P. Batt

Geoffrey P. Batt
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jo-Ann Longworth

Jo-Ann Longworth
Controller
(Principal Accounting Officer)
Date: May 15, 2005

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002