Form 10-Q
period 2005-06-30
Novelis Inc.
filed 2005-08-15
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number 001-32312
Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3399 Peachtree Road NE, Suite 1500	30326
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)
Telephone: (404) 814-4200
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of July 31, 2005, there were 74,005,649 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
Novelis Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (unaudited)
(in millions of US$, except per share amounts)

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Sales and operating revenues
— third parties	2,173	1,805	4,291	3,523
— related parties (NOTE 7)	—	124	—	216

	2,173	1,929	4,291	3,739

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
— third parties	1,968	1,578	3,852	3,083
— related parties (NOTE 7)	—	112	—	192
Depreciation and amortization	57	57	115	118
Selling, administrative and general expenses	76	50	152	110
Research and development expenses	11	6	19	10
Research and development expenses — related parties (NOTE 7)	—	12	—	18
Interest
— third parties	50	10	94	21
— related parties (NOTE 7)	—	9	—	17
Other expenses (income) — net (NOTE 9)
— third parties	11	4	(3)	8
— related parties (NOTE 7)	—	21	—	(22)

	2,173	1,859	4,229	3,555

Income before income taxes and other items	—	70	62	184
Income taxes (NOTE 6)	15	23	44	66

Income (loss) before other items	(15)	47	18	118
Equity income	2	1	4	3
Minority interests	(5)	(3)	(11)	(7)

Net income (loss)	(18)	45	11	114

Earnings (loss) per share (NOTE 4)
Net income (loss) per share — basic	(0.24)	0.61	0.15	1.54
Net income (loss) per share — diluted	(0.24)	0.61	0.15	1.53

Dividends per common share	0.09	—	0.18	—

Supplemental information (NOTE 1)
Net income (loss) attributable to consolidated results of Novelis from January 6 to June 30, 2005 — increase (decrease) to Retained earnings	(18)		41
Net loss attributable to combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment	—		(30)

Net income (loss)	(18)		11

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONSOLIDATED AND COMBINED BALANCE SHEETS
(in millions of US$, except number of shares)

	June 30,	December 31,
As at	2005	2004

	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	129	31
Trade receivables (net of allowances of $32 in 2005 and $33 in 2004)
— third parties (NOTE 8)	1,030	710
— related parties (NOTES 7 and 8)	—	87
Other receivables
— third parties	249	118
— related parties (NOTE 7)	35	846
Inventories
Aluminum	962	1,081
Raw materials	18	20
Other supplies	142	125

	1,122	1,226

Total current assets	2,565	3,018

Deferred charges and other assets	235	193
Long-term receivables from related parties (NOTE 7)	82	104
Property, plant and equipment
Cost (excluding Construction work in progress)	5,282	5,506
Construction work in progress	117	112
Accumulated depreciation	(3,218)	(3,270)

	2,181	2,348

Intangible assets (net of accumulated amortization of $10 in 2005 and $9 in 2004)	30	35
Goodwill	248	256

Total assets	5,341	5,954

The accompanying notes are an integral part of the financial statements.

	June 30,	December 31,
As at	2005	2004

	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’/ INVESTED EQUITY
Current liabilities
Payables and accrued liabilities
— third parties	1,302	859
— related parties (NOTE 7)	37	401
Short-term borrowings
— third parties	23	229
— related parties (NOTE 7)	—	312
Debt maturing within one year (NOTE 10)
— third parties	3	1
— related parties (NOTE 7)	—	290

Total current liabilities	1,365	2,092

Debt not maturing within one year (NOTE 10)
— third parties	2,757	139
— related parties (NOTE 7)	—	2,307
Deferred credits and other liabilities	486	472
Deferred income taxes	198	249
Minority interests	144	140
Shareholders’/ Invested equity
Common shares, no par value — unlimited number of shares authorized; issued and outstanding: 73,993,006 shares (NOTE 11)	—	—
Additional paid-in capital	434	—
Retained earnings	27	—
Accumulated other comprehensive income (loss)	(70)	88
Owner’s net investment	—	467

	391	555

Commitments and contingencies (NOTE 13)

Total liabilities and shareholders’/invested equity	5,341	5,954

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(In millions of US$)

Six Months Ended June 30	2005	2004

OPERATING ACTIVITIES
Net income	11	114
Adjustments to determine cash from operating activities:
Depreciation and amortization	115	118
Deferred income taxes	(17)	15
Equity income	(4)	(3)
Stock option compensation	1	1
Change in operating working capital
Change in receivables
— third parties	62	(115)
— related parties	—	(114)
Change in inventories	12	(135)
Change in payables and accrued liabilities
— third parties	131	141
— related parties	(8)	125
Change in deferred charges and other assets	9	(22)
Change in deferred credits and other liabilities	(28)	2
Other — net	4	(28)

Cash from operating activities	288	99

FINANCING ACTIVITIES
Proceeds from issuance of new debt — third parties	2,750	441
Debt repayments
— third parties	(1,633)	(28)
— related parties	(1,180)	—
Short-term borrowings (repayments) — net
— third parties	(468)	(129)
— related parties	(74)	8
Dividends — common shareholders	(14)	—
Dividends — minority interests	(7)	(3)
Net receipts from (payments to) Alcan	104	(17)

Cash from (used for) financing activities	(522)	272

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(56)	(59)
Proceeds from disposal of businesses, investments and other assets, net of cash	9	—
Change in long-term and other receivables
— third parties	341	(311)
— related parties	42	—

Cash from (used for) investing activities	336	(370)

Increase in cash and cash equivalents	102	1
Effect of exchange rate changes on cash balances held in foreign currencies	(4)	—
Cash and cash equivalents — beginning of period	31	27

Cash and cash equivalents — end of period	129	28

The accompanying notes are an integral part of the interim financial statements.

Novelis Inc.
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’/ INVESTED EQUITY (unaudited)
(In millions of US$, except number of shares which is in thousands)

						Accumulated
						Other
	Common Shares		Additional			Comprehensive	Owner’s
			Paid-in		Retained	Income	Net
	Shares	Amount	Capital		Earnings	(Loss)	Investment		Total

Balance at December 31, 2004	—	—	—		—	88	467		555
Net income — six months ended June 30	—	—	—		41	—	(30	)(b)	11
Other comprehensive loss (NOTE 16)	—	—	—		—	(158)	—		(158)
Dividends	—	—	—		(14)	—	(7)		(21)
Transfer from Alcan — net	—	—	—		—	—	4		4
Issuance of common stock in connection with the distribution	73,989	—	434	(a)	—	—	(434)		—
Issuance of common stock in connection with stock plans	4	—	—		—	—	—		—

Balance at June 30, 2005	73,993	—	434		27	(70)	—		391

(a)	Represents the amount of Owner’s net investment after transfers from Alcan — net and the net loss from January 1 to January 5, 2005 as well as other post-transaction adjustments.

(b)	Refer to note 1 — Background and Basis of Presentation.
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited)
(in millions of US$, except where indicated)

1.	BACKGROUND AND BASIS OF PRESENTATION

Background
      On May 18, 2004, Alcan Inc. (Alcan) announced its intention to separate its rolled products business into a separate company and to pursue a spin-off of that business to its shareholders. The rolled products businesses were managed under two separate operating segments within Alcan; Rolled Products Americas and Asia and Rolled Products Europe. Alcan and its subsidiaries contributed and, on January 6, 2005, transferred to a new public company, Novelis Inc. (the Company, Novelis, we, us or our), substantially all of the aluminum rolled products businesses operated by Alcan prior to its 2003 acquisition of Pechiney, together with some of Alcan’s alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four former Pechiney rolling facilities in Europe, as their end-use markets and customers are more similar to those of Novelis. Novelis, which was formed in Canada on September 21, 2004, acquired the abovementioned businesses on January 6, 2005, through the reorganization transactions described above.
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
      The Company together with its subsidiaries produces aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. The Company operates in four continents, North America, South America, Asia and Europe through 36 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, the Company’s South American businesses include bauxite mining, aluminum refining and smelting facilities that are integrated with the rolling plants in Brazil.
      In 2004 and prior years, Alcan was considered a related party due to its parent-subsidiary relationship with the Novelis entities. However, subsequent to the spin-off, Alcan is no longer a related party as defined in Statement of Financial Accounting Standards (SFAS) No. 57, Related Party Disclosures. Refer to note 7 — Related Party Transactions.

Post-transaction adjustments
      The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters, which are expected to be carried out by the parties by the end of 2005. These adjustments, for the most part, will be reflected as changes to shareholders’ equity and could include items such as working capital, pension assets and liabilities and adjustments to opening balance sheet accounts.

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

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Basis of presentation
      The consolidated and combined financial statements for the six months ended June 30, 2005 include the results for the period from January 1 to January 5, 2005 prior to the Company’s spin-off from Alcan, in addition to the results for the period from January 6 to June 30, 2005, as described below. The unaudited combined financial results for the period from January 1 to January 5, 2005 represent the operations and cash flows of the Novelis entities on a carve-out basis. The unaudited consolidated results as at June 30, 2005 and for the period from January 6 (the date of the spin-off from Alcan) to June 30, 2005 represent the operations, cash flows and financial position of the Company as a stand-alone entity.
      All income earned and cash flows generated by the Novelis entities as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to Novelis and are included in the unaudited consolidated results for the period from January 6 to June 30, 2005, with the exception of mark-to-market losses of $30 on derivative contracts primarily with Alcan. These mark-to-market losses for the period from January 1 to 5, 2005, were recorded in the unaudited consolidated and combined statements of income for the six months ended June 30, 2005, and are reflected as a decrease in Owner’s net investment.
      The historical combined financial statements as at December 31, 2004 (audited) and for the second quarter and six months ended June 30, 2004 (unaudited) (hereafter, “the historical combined financial statements”) have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to Novelis. Management believes the assumptions underlying the historical combined financial statements, including the allocations described below, are reasonable. However, the historical combined financial statements included herein may not necessarily reflect the Company’s results of operations, financial position and cash flows or what its results of operations, financial position and cash flows would have been had Novelis been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the historical combined financial statements, includes the accumulated earnings of the businesses as well as cash transfers related to cash management functions performed by Alcan.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

General Corporate Expenses
      Alcan allocated general corporate expenses to the Company based on average head count and capital employed. Capital employed represents Total assets less Payables and accrued liabilities and Deferred credits and other liabilities. These allocations are reflected in Selling, general and administrative expenses in the historical combined statements of income for the second quarter and six months ended June 30, 2004. The general corporate expense allocations are primarily for human resources, legal, treasury, insurance, finance, internal audit, strategy and public affairs and amounted to $9 and $17 for the second quarter and the six months ended June 30, 2004, respectively. Total corporate office costs, including the amounts allocated, amounted to $10 and $20 for the second quarter and six months ended June 30, 2004, respectively. The costs allocated are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions as a stand-alone company, nor are they indicative of costs that will be charged or incurred in the future. Subsequent to the spin-off, the Company performs the majority of these functions using its own resources or purchased services; however, for an interim period, certain services will continue to be provided by Alcan. It is not practicable to estimate the amount of expenses the Company would have incurred for the second quarter and six months ended June 30, 2004 had it been a stand-alone entity, unaffiliated with Alcan.

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
      Prior to the spin-off, Alcan managed defined benefit plans in Canada, the U.S., the U.K. and Switzerland that include some of the entities of the Company. The Company’s share of these plans’ assets and liabilities is not included in the historical combined balance sheet as at December 31, 2004. The historical combined statements of income for the second quarter and six months ended June 30, 2004, however, include an allocation of the costs of the plans that varies depending on whether the entity was a subsidiary or a division of Alcan at that time. Pension costs of divisions of Alcan that were transferred to Novelis were allocated based on the following methods: service costs were allocated based on a percentage of payroll costs; interest costs, the expected return on assets, and amortization of actuarial gains and losses were allocated based on a percentage of the projected benefit obligation (PBO); and prior service costs were allocated based on headcount. The total allocation of such pension costs amounted to $3 and $6 for the second quarter and six months ended June 30, 2004, respectively. Pension costs of subsidiaries of Alcan that were transferred to Novelis were accounted for on the same basis as a multi-employer pension plan whereby the subsidiaries’ contributions for the period were recognized as net periodic pension cost. There were no contributions by the subsidiaries for the second quarter and six months ended June 30, 2004.
      Prior to the spin-off, Alcan provided post-retirement benefits in the form of unfunded healthcare and life insurance benefits to retired employees in Canada and the U.S. that include retired employees of some of the Company’s businesses. The Company’s share of these plans’ liabilities is included in the historical combined balance sheet as at December 31, 2004 and the Company’s share of these plans’ costs is included in the historical combined statement of income for the second quarter and six months ended June 30, 2004.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
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

Cash Management
      Cash and cash equivalents in the historical combined balance sheet as at December 31, 2004 are comprised of the cash and cash equivalents of the Company’s businesses, primarily in South America, Asia and parts of Europe, that perform their own cash management functions. Historically, Alcan performed cash management functions on behalf of certain of the Company’s businesses primarily in North America, the United Kingdom, and parts of Europe. Cash deposits from these businesses were transferred to Alcan on a regular basis. As a result, none of Alcan’s cash and cash equivalents were allocated to the Company in the historical combined financial statements. Transfers to and from Alcan were netted against Owner’s net investment. Subsequent to the spin-off, the Company is responsible for its own cash management functions.

Interest Expense
      The Company obtains short and long-term financing from third parties and prior to the spin-off, from related parties. Interest is charged on all short and long-term debt and is included in Interest in both the consolidated and combined and historical combined statements of income.
      Historically, Alcan provided certain financing to the Novelis entities and incurred third party debt at the parent level. This financing is reflected in the historical combined balance sheet as at December 31, 2004 within the amounts due to Alcan and is interest-bearing as described in note 7 — Related Party Transactions. As a result of this arrangement, the historical combined financial statements for the second quarter and six months ended June 30, 2004 do not include an allocation of additional interest expense. The Company’s interest expense as a stand-alone company is higher than reflected in the historical combined statements of income for the second quarter and six months ended June 30, 2004.

Derivatives
      The Company primarily enters into derivative contracts to manage a portion of its foreign exchange, commodity and interest rate risks. These contracts are reported at their fair value on the balance sheet. Changes in the fair value of these contracts are recorded in the statement of income, included in Other expenses (income) — net.

Stock Options
      Stock option expense and other stock-based compensation expense in the historical combined statements of income include the Alcan expenses related to the fair value of awards held by certain employees of Alcan’s Rolled Products businesses during the periods presented as well as an allocation, calculated based on the average of headcount and capital employed, for Alcan’s corporate office

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
employees. These expenses are not necessarily indicative of what the expenses would have been had the Company been a separate stand-alone entity in 2004.

Earnings Per Share
      Prior to the spin-off, the Company was not a separate legal entity with common shares outstanding. Earnings per share for 2004 have been presented using the Novelis common shares outstanding immediately after completion of the spin-off on January 6, 2005.

2.	ACCOUNTING POLICIES
      The consolidated and combined financial statements (audited December 31, 2004, unaudited for all other periods) are based upon accounting policies and methods of their application consistent with those used and described in the Company’s annual financial statements as contained in the most recent annual report, except for the accounting policies described below and the recently adopted accounting policies described in note 3 — Accounting Changes. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K filed on March 30, 2005.

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

Debt Issuance Costs
      Debt issuance costs related to the Credit Facility are recorded in Deferred charges and other assets and amortized over the life of the related borrowing in Interest, using the “effective interest amortization” method.

Dividend Policy
      Declaration of dividends will depend on, among other things, the Company’s financial resources, cash flows generated by its business, cash requirements, restrictions under the instruments governing its indebtedness and other relevant factors.

Pensions and Post-Retirement Benefits
      Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions. Other post-

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
retirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other than Pensions. Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates and based on expected service period, salary increases and retirement ages of employees. Pension and post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.

Recently Issued Accounting Standards

Conditional Asset Retirement Obligations
      In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term conditional asset retirement obligation used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but not required. The Company expects to adopt the provisions of FIN 47 in the fourth quarter 2005 as required, and is currently assessing the impact of its adoption.

Share-Based Payment
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt SFAS No. 123(R) on January 1, 2006, as required by the Securities and Exchange Commission. The Company adopted the fair value based method of accounting for share-based payments effective January 1, 2004 using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, the Company uses the Black-Scholes valuation model to estimate the value of stock options granted to employees. The Company is currently assessing the impact of adoption of SFAS 123(R).

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

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
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
      The Company’s investment, plus any unfunded pension liability related to Logan totaled approximately $37 and represented the Company’s maximum exposure to loss. Creditors of Logan do not have recourse to the general credit of the Company as a result of including it in the Company’s financial statements.

4.	EARNINGS PER SHARE
      The treasury stock method for calculating the dilutive impact of stock options is used. The following table outlines the calculation of basic and diluted earnings per share on net income.

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Numerator:
Net income (loss)	(18)	45	11	114

Denominator (number of common shares in millions):
Weighted average number of outstanding shares	73.99	73.99	73.99	73.99
Effect of dilutive stock options(a)	—	0.44	0.21	0.44

Adjusted number of outstanding shares	73.99	74.43	74.20	74.43

Earnings (loss) per share — basic	(0.24)	0.61	0.15	1.54

Earnings (loss) per share — diluted	(0.24)	0.61	0.15	1.53

(a)	As the Company experienced a loss for the second quarter, dilutive shares have been excluded from the computation of diluted earnings per share for the second quarter of 2005 since the effect of including such shares would be antidilutive.
      Options to purchase an aggregate of 2,719,814 Novelis common shares were held by the Company’s employees as at June 30, 2005. Of these, 1,378,671 options to purchase common shares at an average price of $19.41 per share are dilutive for the periods presented. These dilutive stock options are equivalent to 212,665 and 206,025 Novelis common shares for the second quarter and the six months ended June 30, 2005, respectively. The number of antidilutive Novelis options held by the Company’s employees as at June 30, 2005 is 1,341,143.
      For both the second quarter and the six months ended June 30, 2004 under rules applicable to carve-out statements, the effect of dilutive stock options was calculated based on an aggregate of 1,356,735

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
Alcan common shares held by Novelis’s employees. Of these, 685,285 options to purchase Alcan common shares, at an average exercise price of CAN$38.86 ($29.96) per share were dilutive for the period presented. These dilutive stock options were equivalent to 443,351 Novelis common shares for both the second quarter and six months ended June 30, 2004. The number of antidilutive Alcan options held by Novelis’s employees as at June 30, 2004 was 671,450.

5.	RESTRUCTURING PROGRAMS

2005 Restructuring Activities
      No material restructuring activities took place during the six months ended June 30, 2005. As part of its strategic plan, the Company continually reviews its restructuring plans.

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

Other 2004 restructuring activities
      In the third quarter of 2004, the Company incurred restructuring charges of $19 relating to the consolidation of its U.K. aluminum sheet-rolling activities in Rogerstone, Wales (Novelis Europe) in order to improve competitiveness through better capacity utilization and economies of scale. Production ceased at the rolling mill in Falkirk, Scotland (Novelis Europe) in December 2004 and the facility was closed in the first quarter of 2005. The charges of $19 include $6 of severance costs, $8 of asset impairment charges, $2 of pension costs, $2 of decommissioning and environmental costs and $1 of other charges, which were recorded in other expenses (income) — net in the historical combined statement of income.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      In 2004, the Company recorded recoveries related to the 2001 restructuring program comprised of $7 (Q1: $7; Q2: nil; Q3: nil; Q4: nil) relating to a gain on the sale of assets related to the closure of facilities in Glasgow, U.K. (Novelis Europe) and a write-back of $1 (Q1: nil; Q2: $1; Q3: nil; Q4: nil) relating to a provision in the U.S. (Novelis North America).
      The schedule provided below shows details of the provision balances, related cash payments and recoveries for the significant restructuring activities included in other expenses (income) — net in the Statements of Income:

		Asset
	Severance	Impairment
	Costs	Provisions	Other	Total

Provision balance as at January 1, 2004	19	—	12	31
2004:
Charges (recoveries) recorded in the statement of income	7	8	(1)	14
Liabilities recorded in the allocation of the Pechiney purchase price	17	—	2	19
Cash payments — net	(14)	—	(5)	(19)
Non-cash charges (recoveries)	—	(8)	6	(2)

Provision balance as at December 31, 2004	29	—	14	43
Six Months Ended June 30, 2005:
Charges (recoveries) recorded in the statement of income	(3)	—	1	(2)
Cash payments — net	(15)	—	(4)	(19)

Provision balance as at June 30, 2005	11	—	11	22

6.	INCOME TAXES
      The provision for income taxes is comprised of the following:

	Second
	Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Current	11	27	61	51
Deferred	4	(4)	(17)	15

	15	23	44	66

      The effective tax rates for the six months ended June 30, 2005 and 2004 were 71% and 36%, respectively, compared to composite statutory rates of 27% and 36%. The effective tax rate for the second quarter of 2005 is not measurable, as the Company had tax expense but no income before taxes. The effective tax rate for the three months ended June 30, 2004 was 33% compared to the composite statutory rate of 36%.

7.	RELATED PARTY TRANSACTIONS
      The table below describes the nature and amount of transactions the Company has with related parties. All of the transactions are part of the ordinary course of business and were agreed to by the Company and the related parties. In 2004 and prior years, Alcan was considered a related party to Novelis.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
However, subsequent to the spin-off, Alcan is no longer a related party, as defined in SFAS No. 57, Related Party Disclosures, and accordingly, all transactions between Novelis and Alcan are considered as third party:

	Second
	Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Sales and operating revenues(A)
Alcan	—	124	—	216

Cost of sales and operating expenses(A)
Alcan	—	112	—	192

Research and development expenses(B)
Alcan	—	12	—	18

Interest(C)
Alcan	—	9	—	17

Other expenses (income) — net
Service fee income(D)	—	(18)	—	(27)
Service fee expense(E)	—	10	—	19
Interest income(F)	—	(6)	—	(11)
Derivatives(G)	—	36	—	(8)
Other	—	—	—	6

Total other expenses (income) — net arising from transactions with Alcan	—	22	—	(21)

Interest income from Aluminum Norf GmbH	—	(1)	—	(1)

Total other expenses (income) — net arising from transactions with related parties	—	21	—	(22)

Purchase of inventory/tolling services
Aluminum Norf GmbH	51	48	102	96
Alcan(H)	—	490	—	983

(A)	The Company sells inventory to Alcan and certain investees accounted for under the equity method in the ordinary course of business. In 2004, Alcan was considered a related party to Novelis.

(B)	These expenses are comprised of an allocation of research and development expenses incurred by Alcan on behalf of the Company. In 2004, Alcan was considered a related party to Novelis.

(C)	As discussed further below and in note 10 — Debt Not Maturing Within One Year, the Company had various short-term and long-term debt payable to Alcan where interest was charged on both a fixed and a floating rate basis.

(D)	Service fee income relates to revenues generated through sales of research and development and other corporate services to Alcan.

(E)	Service fee expense relates to the purchase of corporate services from Alcan.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

(F)	Interest income earned on outstanding advances and loans to Alcan.

(G)	Alcan was the counterparty to all of the Company’s metal derivatives and most of the Company’s currency derivatives.

(H)	Alcan is the primary supplier of prime and sheet ingot to the Company. Refer to note 13 — Commitments and Contingencies.
      The table below describes the nature and amount of balances the Company has with related parties:

	June 30,	December 31,
As at	2005	2004

Trade receivables(A)
Alcan	—	87

Other receivables
Alcan(B)	—	801
Aluminium Norf GmbH(C)	35	45

	35	846

Long-term receivables
Alcan	—	2
Aluminium Norf GmbH(C)	82	102

	82	104

Payables and accrued liabilities(A)
Alcan	—	356
Aluminium Norf GmbH	37	45

	37	401

Short-term borrowings(D)
Alcan	—	312

Debt maturing within one year(E)
Alcan	—	290

Debt not maturing within one year(E)
Alcan	—	2,307

(A)	The Company purchases from and sells inventory to Alcan and purchases services from an investee accounted for under the equity method, in the ordinary course of business.

(B)	The balance at December 31, 2004 included various short-term floating rate notes totaling € 266 million and $55 maturing within one year that were settled by Alcan in 2005 as part of the spin-off of Novelis.

(C)	Current and non-current portions of a loan to an investee accounted for under the equity method.

(D)	The balance at December 31, 2004 comprised loans due to Alcan in various currencies including € 193 million and GBP 20 million that were repaid in 2005 as part of the spin-off of Novelis.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

(E)	The Company had various loans payable to Alcan as at December 31, 2004 as described in note 10 — Debt Not Maturing Within One Year.

8.	SALES AND FORFAITING OF RECEIVABLES
      Prior to the spin-off, the Company sold third party trade receivables to a related party which were then subsequently sold to a financial institution under Alcan’s accounts receivable securitization program. Subsequent to the spin-off, the Company has not securitized any of its third party trade receivables.
      As at June 30, 2005, Novelis Korea Limited forfaited third party receivables of $55 (2004: $50) to a financial institution. Forfaiting is a customary, ordinary-course cash management practice in the Korean marketplace where receivables typically run 60 days to 120 days or longer.

9.	OTHER EXPENSES (INCOME) — NET
      Other expenses (income) — net is comprised of the following:

	Second
	Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Restructuring costs (recoveries) — net	(1)	2	(2)	2
Gain on disposals of fixed assets(1)	(10)	—	(11)	(6)
Interest income	(2)	(7)	(4)	(13)
Realized (gains) losses on monetization of cross-currency interest rate swaps	(45)	—	(45)	—
Realized (gains) losses on derivatives(2)	(15)	—	(15)	—
Exchange (gains) losses	13	2	2	3
Unrealized (gains) losses on change in market value of derivatives and reclassifications(3)	61	27	47	(15)
Service fee expense — net	—	1	—	1
Bridge financing commitment fee	—	—	13	—
Other expenses (income)	10	—	12	14

	11	25	(3)	(14)

(1)	Includes a gain on the sale of land in Asia of ($11) for the second quarter of 2005.

(2)	Includes metal, natural gas and energy.

(3)	Included within the $47 for the six months ended June 30, 2005, is $45 pre-tax ($30 after-tax) unrealized losses on the change in market value of derivative contracts, primarily with Alcan, for the period from January 1 to 5, 2005, as described in note 1 — Background and Basis of Presentation.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

10.	DEBT NOT MATURING WITHIN ONE YEAR

	June 30,	December 31,
As at	2005	2004

DUE TO RELATED PARTIES
Total debt due to related parties(A)	—	2,597
Debt maturing within one year included in current liabilities	—	(290)

Debt not maturing within one year due to related parties	—	2,307

DUE TO THIRD PARTIES
Novelis Inc.
Floating rate Term Loan B, due 2012(B)(C)	411	—
7.25% Senior notes, due 2015(D)	1,400	—
Novelis Corporation
Floating rate Term Loan B, due 2012(B)(C)(F)	714	—
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (CHF 62 million)	48	—
Novelis Korea Limited(E)
Bank loan, due 2008	50	—
Bank loan, due 2007	70	70
Bank loan, due 2007 (Korean won (KRW) 40 billion)	39	39
Bank loan, due 2007 (KRW 25 billion)	24	24
Bank loans, due 2005/2011 (KRW 2 billion)	2	2
Other
Bank loans, due 2005/2011(F)	2	3
Other debt, due 2005/2010	—	2

	2,760	140
Debt maturing within one year included in current liabilities	(3)	(1)

Debt not maturing within one year due to third parties	2,757	139

(A)	All of the Company’s related party debt of $2,597 as at December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 and fixed rate promissory notes (Alcan Notes) obtained in December 2004 of $1,205. The Alcan Notes comprised a major portion of the $1,375 bridge financing provided by Alcan to the Company as a result of the reorganization transactions described in note 1 — Background and Basis of Presentation. The remaining balance of the Alcan Notes of $170 was obtained in January 2005. The Alcan Notes were duly refinanced with the proceeds of the $1.4 billion 10-year Senior Notes issued in February 2005 (refer to (D) below).

(B)	In connection with the reorganization transactions described in note 1 — Background and Basis of Presentation, the Company entered into senior secured credit facilities providing for aggregate borrowings of up to $1.8 billion. These facilities consist of a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus 1.75%, all of which was borrowed on January 10, 2005, and a $500 five-year multi-currency revolving credit facility. The Term Loan B

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

facility consists of an $825 Term Loan B in the U.S. and a $475 Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the reorganization transactions, the Company’s separation from Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been recorded in Deferred charges and other assets and are being amortized over the life of the related borrowing in Interest using the “effective interest amortization” method.

(C)	The Company has entered into interest rate swaps to fix the interest rate on $310 of the variable rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years.

(D)	On February 3, 2005, Novelis sold $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes, which were priced at par, bear interest at 7.25% and will mature on February 15, 2015. The net proceeds of the placement were used to repay the Alcan Notes.

(E)	In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 floating rate long-term loan which was subsequently swapped for a 4.55% fixed rate KRW 73 billion loan and into two long-term floating rate loans of KRW 40 billion and KRW 25 billion that were swapped for fixed rates of 4.80% and 4.45%, respectively. In 2005, interest on another loan for KRW 2 billion ranges from 3.00% to 4.43% (2004: 3.00% to 5.50%). In February 2005, Novelis Korea entered into a $50 floating rate long-term loan which was subsequently swapped for a 5.30% fixed rate KRW 51 billion loan.

(F)	Interest rates are a function of the lender’s prime commercial rates or LIBOR/ EURIBOR rates.
      In 2004 the Company entered into a loan and corresponding deposit and guarantee agreement for $90 which has a balance at June 30, 2005 of $80. We do not include the amounts in our financial statements as the agreements include a legal right of setoff.
      Based on rates of exchange at June 30, 2005, debt repayment requirements for the remainder of fiscal 2005 and over the next five years amount to $3 in 2005; $3 in 2006; $136 in 2007; $53 in 2008; $3 in 2009 and $3 in 2010. The Company made an optional prepayment of $85 of its Term Loans on March 31, 2005 and, in the process, satisfied a 1% per annum amortization requirement through fiscal year 2010. The Company made another optional prepayment of $90 of its Term Loans on June 30, 2005 and, in the process, satisfied additional amortization requirements through fiscal year 2011. Separately, the Credit Agreement also requires the Company to prepay annually an additional portion of its Term Loans, based on a defined formula; this amount cannot be determined in advance, and has therefore not been included in the amounts above.

11.	COMMON SHARES
      The authorized common share capital is an unlimited number of common shares without nominal or par value. On June 30, 2005, there were 73,993,006 common shares outstanding.

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

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
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

Executive Share Option Plan
      Under the Alcan executive share option plan, certain key employees may purchase common shares at an exercise price that is based on the market value of the shares on the date of the grant of each option. On January 6, 2005, 1,372,664 Alcan options representing options granted under the Alcan executive share option plan held by the Company’s employees who were Alcan employees immediately prior to the spin-off were replaced with options to purchase the Company’s common shares. The new options cover 2,723,914 common shares at a weighted average exercise price per share of $21.57. All converted options that were vested on the separation date continue to be vested. Any that were unvested will vest in four equal installments on the anniversary of the separation date on each of the next four years. As at June 30, 2005, 2,719,814 options were outstanding at a weighted average price of $21.58. Of the total outstanding on June 30, 2005, 322,106 options were exercisable at a weighted average price of $20.09.
      As described in note 3 — Accounting Changes, the Company retroactively adopted the fair value recognitions of SFAS No. 123, Accounting for Stock-Based Compensation. The Black-Scholes valuation model was used to determine the fair value of the options granted. For the second quarter and six months ended June 30, 2005, stock-based compensation expense was $1 and $1, respectively (2004: $1 and $1). The fair value of each option grant is estimated on the date of grant with the following weighted average assumptions used for the option grants:

	2005	2004

Dividend yield(%)	1.56	1.85
Expected volatility(%)	30.30	27.87
Risk-free interest rate(%)	3.73	4.56
Expected life (years)	5.47	6.00

Compensation To Be Settled in Cash

Stock Price Appreciation Unit Plan
      A small number of employees were entitled to receive Alcan Stock Price Appreciation Units (SPAUs) whereby they were entitled to receive cash in an amount equal to the excess of the market value of an Alcan common share on the date of exercise of a SPAU over the market value of an Alcan common share as of the date of grant of such SPAUs. On January 6, 2005, 211,035 Alcan SPAUs held by the Company’s employees who were Alcan employees immediately prior to the spin-off were replaced with the

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
Company’s SPAUs, consisting of 418,777 SPAUs at a weighted average exercise price per SPAU of $22.04. Of the total outstanding on June 30, 2005, 14,315 SPAUs were exercisable at a weighted average price of $16.59.

Total Shareholder Return Performance Plan
      Certain employees of Novelis were entitled to receive cash awards under the Alcan Total Shareholder Return Performance Plan (TSR Plan), a cash incentive plan which provides performance awards to eligible employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index measured over three-year periods commencing on October 1, 2003 and 2002. On January 6, 2005, the Company’s employees who were Alcan employees immediately prior to the spin-off and who were eligible to participate in the Alcan TSR Plan ceased to actively participate in, and accrue benefits under, the TSR Plan. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the separation. The accrued award amounts for each participant in the TSR Plan were converted to 452,667 restricted share units (RSUs) in the Company. These RSUs and related dividends totaling 337,430 and 118,732 RSUs will vest on September 30, 2005 and 2006, respectively. At the end of each performance period, each holder of RSUs will receive the net proceeds based on the Company’s common share price at that time, including declared dividends.

Non-Executive Directors Deferred Share Unit Plan
      On January 5, 2005, the Company established the Non-Executive Directors Deferred Share Unit Plan whereby non-executive directors receive 50% of compensation payable in the form of Directors’ Deferred Share Units (DDSUs) and 50% in the form of either cash, additional DDSUs or a combination of these two at the election of each non-executive director. The number of DDSUs is determined by dividing the quarterly amount payable so elected by the average closing prices of a common share on the Toronto and New York stock exchanges on the last five trading days of each quarter (average share price) with any currency conversion being made at the Bank of Canada noon rate of exchange on the relevant day. Additional DDSUs are credited to each holder thereof corresponding to dividends declared on common shares. The DDSUs are redeemable following retirement from the board. The amount to be paid by the Company upon redemption is calculated by multiplying the accumulated balance of DDSUs by the average share price at the time of redemption. During both the second quarter and six months ended June 30, 2005, 14,077 DDSUs were granted and none were redeemed. As at June 30, 2005, 14,077 DDSUs were outstanding. As at July 1, 2005, 12,655 DDSUs were granted for the quarter ended June 30, 2005.

Novelis Founders Performance Awards
      In March 2005, the Company established a plan whereby certain key executives will be eligible to receive an award of Performance Share Units (PSUs) if certain Novelis share price improvement targets are achieved within prescribed time periods. There will be three equal tranches of PSUs and each will have a specific share price improvement target. For the first tranche, the target applies for the period March 24, 2005 to March 23, 2008. For the second tranche, the target applies for the period March 24, 2006 to March 23, 2008. For the third tranche, the target applies for the period March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the later of six months from the date the specific share price target is reached or twelve months after the start of the performance period and will be based on the average of the daily stock closing prices on the NYSE for the last five trading days prior to the payment date. Upon the occurrence of a termination as a result of retirement, death or

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any other termination, all PSUs will be forfeited. As at June 30, 2005, 180,350 PSUs were outstanding. The share price improvement targets for the first tranche have been achieved and 178,700 PSUs were awarded on June 30, 2005. The liability for this award will be accrued over the term of the first tranche. These PSUs will be settled in cash on March 24, 2006 based on the average of the daily stock closing prices on the NYSE for the five trading days prior to the payment date. For the second quarter and six months ended June 30, 2005, expense for PSUs that can be settled in cash was $0.1 and $0.1, respectively (2004: nil and nil).

Deferred Share Agreements
      On January 6, 2005, 33,500 Alcan deferred shares held by one of the Company’s executives who was an Alcan employee immediately prior to the spin-off were replaced with 66,477 Novelis deferred shares. These were paid in cash on August 3, 2005.

Compensation Cost
      For the second quarter and six months ended June 30, 2005, stock-based compensation expense for arrangements that can be settled in cash was $3 and $3, respectively (2004: $(1) and nil) including the amounts listed above for the Founders Performance Awards.

13.	COMMITMENTS AND CONTINGENCIES
      Minimum rental obligations under capital leases are estimated at $3 in the remainder of 2005, $5 in each of the fiscal years ending 2006 through 2010 and $51 for the subsequent periods in aggregate.
      As described in note 7 — Related Party Transactions, Alcan is the primary supplier of primary and sheet ingot to the Company. Purchases from Alcan for the second quarter and six months ended June 30, 2005 represent 40% and 41% of total prime and sheet ingot purchases, respectively (2004: 59% and 53%).
      The Company, in the course of its operations, is subject to environmental and other claims, lawsuits and contingencies. The Company is named as a defendant in relation to environmental contingencies for approximately 11 existing and former Company sites and third-party sites. Accruals have been made in specific instances where it is probable that liabilities will be incurred and where such liabilities can be reasonably estimated.
      The Company is subject to various laws relating to the protection of the environment. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory policies and procedures.
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
      PAS Site. Alcan Aluminum Corporation (AAC) (renamed Novelis Corporation after the spin-off from Alcan) and third parties were defendants in a lawsuit instituted in July 1987 by the U.S. Environmental Protection Agency, or EPA, relating to the Pollution Abatement Services, or PAS, a third-party disposal site, in Oswego, New York. In January 1991, the U.S. District Court for the Northern District of New York found AAC liable for a share of the clean-up costs for the site, and in December 1991 determined the amount of such share to be $3.2 plus interest and costs. AAC appealed this decision

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
to the United States Court of Appeals, Second Circuit. In April 1993, the Second Circuit reversed the District Court and remanded the case for a hearing on what liability, if any, might be assigned to AAC depending on whether AAC could prove that its waste did not contribute to the costs of remediation at the site. This matter was consolidated with another case, instituted in October 1991 by the EPA against AAC in the U.S. District Court for the Northern District of New York seeking clean-up costs in regard to the Fulton Terminals Superfund site in Oswego County, New York, which was also owned by PAS. The remand hearing was held in October of 1999. The trial court re-instituted its judgment holding AAC liable. The amount of the judgment plus interest was $13.5 as at December 2000. The case was appealed. In the first quarter 2003, the Second Circuit affirmed the decision of the trial court. In 2004, AAC paid $13.9 in respect of the EPA claim, representing the full amount of the judgment plus interest, and $1.6 to the State of New York. AAC is currently responsible for future oversight costs, which are currently estimated at approximately $0.6.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      Tri-Cities Site. In 1994, AAC and other companies responded to an EPA inquiry concerning the shipment of old drums to Tri-Cities Inc., a third party barrel-reprocessing facility in upstate New York. In 1996 the EPA issued an administrative order directing the defendants to clean up the site. AAC refused to participate, claiming that the drums sent to Tri-Cities were empty at the time of delivery. In September 2002, AAC received notice from the EPA contending that AAC was responsible for past and future response costs with accrued interest as well as penalties for its violation of the administrative order. AAC responded by outlining its objections to the EPA’s determination. The EPA subsequently referred the matter to the Department of Justice, or DOJ, for enforcement. In December 2004, a consent decree was negotiated with the DOJ and EPA. Under this consent agreement, AAC paid $0.4 as a civil penalty as well as $0.6 in past costs. Future costs have been capped at a maximum payment of $0.8 payable over an extended period of time.
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
      Toyo Coal Tar Remediation. Prior property owners contaminated the soil at the Joliet, Illinois facility with coal tar. Following litigation, AAC received a 90% cost allocation from two defendants. In 1998, a remediation plan was developed to clean-up soil and groundwater. The remedial program was implemented in 1999. AAC continues to monitor the remediation. AAC’s estimated costs are approximately $0.3.
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
      Jarl Extrusions (Rochester, NY). The affected property in Rochester, New York was acquired in 1988. Operations at the property were subsequently discontinued and the property was sold in December 1996. AAC retained liability under the terms of sale. AAC entered into a consent decree with NYSDEC under which evaluation of the site was performed in 1990 and 1991. Most of the contamination was determined to have come from an adjoining site. In its response to AAC’s investigation report, the NYSDEC asked AAC to admit to liability for off-site pollution (a Superfund site is located next door) and that hazardous sludge was dumped in the ponds behind the building. AAC denied these allegations. In light of the State’s failure to cooperate with AAC in the remediation of this site under the consent decree, AAC filed a notice of protest with the State. AAC’s appeal was denied, but the State later approved a new remedial investigation report negotiated between NYSDEC and AAC. A feasibility study for site remediation was then approved by NYSDEC.

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
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
      Terre Haute TCE Issue. Trichloroethylene (TCE) soil and groundwater contamination was discovered on the Terre Haute site in 1990. A site investigation was performed in between 1991 and 1994 whereby the extent of TCE groundwater and soil contamination was delineated. The subsurface contamination was located on-site with groundwater plume migrating off-site, with impacts to private homeowner drinking water wells. Terre Haute entered into the Indiana Voluntary Remediation Program in 1995. A remediation plan was developed which consisted of Soil Venting/ Air Sparging for subsurface soil remediation. Point source carbon treatment systems were installed on impacted homeowners wells. The active subsurface soil remediation was completed in 2003. Now that the remediation phase has been completed, AAC is required to support a post-remedial groundwater and drinking water well monitoring program. Periodic monitoring will be required until groundwater clean up goals are met. Based on historical trends in TCE contamination, it is anticipated that clean up objectives will be met within 10 years. Once the clean-up objectives are met, the project will be considered closed. Estimated costs associated with funding the required monitoring program for a period of 10 years are approximately $0.6.
      It is the Company’s policy to accrue estimated environmental clean-up costs (investigation and remediation) when such amounts can reasonably be estimated and it is probable that the Company will be required to incur such costs. The Company has estimated its undiscounted remaining clean-up costs related to these 11 sites will be in the range of $37 to $41. An estimated liability of $41 has been recorded on the consolidated and combined balance sheet at June 30, 2005, in Deferred credits and other liabilities. Other than these 11 sites, the Company is currently not aware of any material exposure to environmental liabilities. However, adverse changes in environmental regulations, new information or other factors could impact the Company.
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
      In conducting its business, the Company uses various derivative and non-derivative instruments, including forward contracts to manage the risks arising from fluctuations in exchange rates, interest rates,

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
aluminum prices and other commodity prices. Generally, such instruments are used for risk management purposes only. The principal counterparty to the Company’s aluminum forward contracts, and some of its aluminum options is Alcan. As described in note 7 — Related Party Transactions, in 2004 and prior years, Alcan was considered a related party to Novelis. However, subsequent to the spin-off, Alcan is no longer a related party, as defined in SFAS No. 57, Related Party Disclosures.
      There have been no material changes in financial instruments and commodity contracts during the first six months of 2005, except as noted below.
      During the first quarter, the Company entered into US dollar interest rate swaps totaling $310 with respect to the Term Loan B in the U.S., and $766 of cross-currency interest rate swaps (€ 475 million, GBP 62 million, CHF 35 million) with respect to intercompany loans to several European subsidiaries. During the second quarter, the Company monetized the initial cross-currency interest rate swaps and replaced them with new cross-currency interest rate swaps totaling $712 (€ 475 million, GBP 62 million, CHF 35 million). The aggregate fair value of these derivatives at June 30, 2005 was ($16) (2004: nil).

Financial Instruments — Fair Value
      On June 30, 2005, the fair value of the Company’s long-term debt totaling $2,760 (2004: $2,737) approximates its book value. The fair values of all other financial assets and liabilities are approximately equal to their carrying values.

15.	SUPPLEMENTARY INFORMATION

	Second
	Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Statement of Income
Interest on long-term debt	48	13	85	25
Capitalized interest	—	(1)	—	(1)

Statement of Cash Flows
Interest paid	23	20	43	38
Income taxes paid	33	24	38	36

	June 30,	December 31,
As at	2005	2004

Balance Sheet
Payables and accrued liabilities include the following:
Trade payables	825	899
Accrued liabilities	514	361
      At June 30, 2005, the weighted average interest rate on short-term borrowings was 4.0% (2004: 2.5%).

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

16.	COMPREHENSIVE INCOME
      The following table reconciles net income (loss) to comprehensive income (loss):

	Second
	Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Net income (loss)	(18)	45	11	114

Other comprehensive income (loss):
Net change in deferred translation adjustments	(75)	(5)	(144)	(44)
Net change in minimum pension liability, net of taxes of ($11) and ($8), respectively, for the second quarter and six months ended June 30, 2005 (2004: nil and nil)	(10)	—	(14)	—

Comprehensive income (loss)	(103)	40	(147)	70

      The components of accumulated comprehensive income (loss) are as follows:

	June 30,	December 31,
As at	2005	2004

Deferred translation adjustments	(24)	120
Minimum pension liability	(46)	(32)

Accumulated other comprehensive income (loss)	(70)	88

17.	POST-RETIREMENT BENEFITS
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

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
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
      Pension Plan for Officers — The Pension Plan for Officers (PPO) provides for pensions calculated on service up to 20 years as an officer of Novelis or of Alcan and eligible earnings which consist of the excess of the average annual salary and target short-term incentive award during the 60 consecutive months when they were the greatest over eligible earnings in the U.S. Plan or the U.K. Plan, as applicable. The normal form of payment of pensions is a lifetime annuity. Pensions will not be subject to any deduction for social security or other offset amounts.
      Alcan provides unfunded health care and life insurance benefits to retired employees in Canada and the United States, which include retired employees of some of the Company’s businesses. The Company’s share of these plans’ liabilities and costs are included in the historical combined financial statements. The Company expects to pay benefits of $8 in 2005 from operating cash flows.
      Components of net periodic benefit cost are shown in the table below:

	Pension Benefits				Other Benefits

	Second				Second
	Quarter		Six Months		Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	8	5	16	10	1	1	2	1
Interest cost	7	7	15	14	3	1	6	3
Expected return on assets	(6)	(6)	(12)	(12)	—	—	—	—
Amortization
— actuarial losses	2	1	4	2	—	—	—	—
— prior service cost	1	1	2	2	—	—	—	—
Curtailment/ settlement gains	—	(19)	—	(19)	—	—	—	—

Net periodic benefit cost	12	(11)	25	(3)	4	2	8	4

      The expected long-term rate of return on plan assets is 7.5% in 2005.

Employer Contributions
      The Company’s pension funding policy is to contribute the amount required to provide for contractual benefits attributed to service to date, and to amortize unfunded actuarial liabilities, for the most part over periods of 15 years or less. Novelis previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $10 to its funded pension plans in 2005. The contributions are expected to be fully comprised of cash. As of June 30, 2005, $17 has been contributed, and the Company expects to contribute an additional $9 over the remainder of the year. The additional contributions were necessary to fund pension plans where the Company is participating in Alcan plans as well as new pension plans created subsequent to the spin-off. The Company also expected to pay $7 of

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
unfunded pension benefits and lump sum indemnities from operating cash flows in 2005. As of June 30, 2005, $4 has been paid and the Company expects to pay an additional $3 over the remainder of the year.
      During the year, the Company will determine whether it will transfer its share of pension assets and liabilities from or retain them in the Alcan plans. This determination may have a material impact on the financial statements of the Company.

18.	INFORMATION BY OPERATING SEGMENTS
      The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of four operating segments. The four operating segments are Novelis North America, Novelis Europe, Novelis Asia and Novelis South America. Subsequent to its spin-off from Alcan in 2005, the Company, as a stand-alone entity, measures the profitability of its operating segments based on Regional Income. Prior periods presented have been recast. Regional Income comprises earnings before interest, income taxes, minority interests, depreciation and amortization and excludes certain items such as corporate costs, restructuring costs, impairment and other rationalization charges. These items are managed by the Company’s corporate office, which focuses on strategy development and oversees corporate governance, policy, legal compliance, human resources and finance matters. Regional Income is the measure by which management evaluates the performance of the Company’s business. The change in fair market value of derivatives, with the exception of unrealized gains or losses on certain cash flow hedges, is removed from individual Regional Income and is shown on a separate line. The Company believes that this presentation provides a more accurate portrayal of underlying regional group results and is in line with the Company’s portfolio approach to risk management.
      Prior to the spin-off, profitability of the operating segments was measured based on Business Group Profit (BGP). BGP was similar to Regional Income, except for the following:

a) BGP excluded restructuring costs related only to major corporate-wide acquisitions or initiatives whereas Regional Income excludes all restructuring costs;

b) BGP included pension costs based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other. Regional Income includes all these pension costs in the applicable operating segment; and

c) BGP excluded certain corporate non-operating costs incurred by an operating segment and included such costs in Intersegment and other. Under the current management structure, these costs remain in the operating segment.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      The operating segments are described below:

Novelis North America
      Headquartered in Cleveland, Ohio, U.S.A., this group encompasses aluminum sheet and light gauge products and operates 12 plants, including two recycling facilities, in two countries.

Novelis Europe
      Headquartered in Zurich, Switzerland, this group comprises aluminum sheet, including automotive, can and lithographic sheet as well as foil stock and operates 16 plants in six countries including two recycling facilities. The group ceased operations in Falkirk, Scotland, in December 2004 and Flemalle, Belgium, in May 2005.

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

Risk Concentration
      All four operating segments transacted with Rexam Plc (Rexam) during 2005 and 2004. Revenues from Rexam totaled $258 and $510 for the second quarter and six months ended June 30, 2005,

Novelis Inc.
NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
respectively (2004: $210 and $434), and amounted to approximately 12% and 12% of total revenues for the second quarter and six months ended June 30, 2005, respectively (2004: 11% and 12%):

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Sales and operating revenues — intersegment
Novelis North America	—	4	1	5
Novelis Europe	9	8	28	13
Novelis Asia	2	2	5	4
Novelis South America	14	19	30	27
Adjustments for equity-accounted joint ventures	—	—	—	—
Eliminations	(25)	(33)	(64)	(49)

	—	—	—	—

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Sales and operating revenues
Novelis North America	840	749	1,667	1,419
Novelis Europe	833	767	1,640	1,523
Novelis Asia	360	298	698	566
Novelis South America	144	117	293	235
Adjustments for equity-accounted joint ventures	(4)	(2)	(7)	(4)

	2,173	1,929	4,291	3,739

	Second
	Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Regional Income
Novelis North America	34	72	91	141
Novelis Europe	58	56	115	98
Novelis Asia	29	23	59	43
Novelis South America	19	44	57	72

Total Regional Income	140	195	322	354
Corporate costs	34	(10)	7	(20)
Impairment, restructuring and rationalization costs	10	(2)	11	5
Adjustments for equity-accounted joint ventures	(11)	(10)	(22)	(21)
Adjustments for change in fair market value and reclassifications of derivatives	(66)	(27)	(47)	22
Depreciation and amortization	(57)	(57)	(115)	(118)
Interest	(50)	(19)	(94)	(38)

Income before income taxes and other items	—	70	62	184

19.	SUBSEQUENT EVENTS
      On August 3, 2005, the Company filed a registration statement on Form S-4 in connection with its offer to exchange up to $1,400,000,000 of new 7.25% Senior Notes due 2015 for any and all of the outstanding old 7.25% Senior Notes due 2015. The Company anticipates this registration will become effective in the third quarter of 2005.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following information should be read together with our consolidated and combined financial statements and accompanying notes included elsewhere in this quarterly report for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA”.
OVERVIEW
      In 2004, we were the largest aluminum rolled products producer in terms of shipments in each of Europe, South America and Asia Pacific, and we were the second largest in North America. With operations on four continents comprised of 36 operating facilities in 11 countries, we are the only company of our size and scope focused solely on aluminum rolled products markets and capable of the local supply of technically sophisticated products in all of these geographic regions.
      The following table sets forth our key financial and operating data for the three months and six months ended June 30, 2005 and 2004:

	Three Months		Six Months Ended
	Ended June 30		June 30

	2005	2004	2005	2004

	($ in millions)
Sales and operating revenues	$2,173	$1,929	$4,291	$3,739
Total Regional Income(i)	140	195	322	354
Net income (loss)	(18)	45	11	114
Rolled products shipments(ii)(kt)	731	709	1,443	1,392
Total assets	5,341	6,920	5,341	6,920
Free cash flow(iii)	135	(79)	211	37

(i)	Regional Income comprises earnings before interest, taxes, depreciation and amortization excluding certain items, such as corporate office costs and asset and goodwill impairments, restructuring, rationalization and the change in fair market value of our derivatives, which are not under the control of the regional groups. These items are managed by the Company’s corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. Regional Income is the measure by which management evaluates the performance of our operating segments.
       Financial information for the regional groups includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with the way the regional groups are managed. Under U.S. GAAP, these joint ventures are accounted for under the equity method. Therefore, in order to reconcile to income before income taxes and other items, the Regional Income attributable to these joint ventures is removed from Total Regional Income for the Company and the net after-tax results are reported as equity income.
       The change in the fair market value of derivatives, with the exception of unrealized gains or losses on certain cash flow hedges, has been removed from individual regional results and is shown on a separate line. This presentation provides a more accurate portrayal of underlying regional group results and is in line with the Company’s portfolio approach to risk management.

(ii)	Includes conversion of customer-owned metal (tolling).

(iii)	Free cash flow (which is a non-U.S. GAAP measure) consists of cash from operating activities less capital expenditures and dividends. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends to the common shareholders of Novelis.

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

HIGHLIGHTS
      Net income (loss). The Company reported a second quarter 2005 net loss of $18 million, or diluted loss per share of $0.24. Net income in the carve-out statements as a part of Alcan for the second quarter of 2004 was $45 million, or $0.61 per share.
      Shipments. Rolled product shipments increased 3% to 731 thousand tonnes (kt) for the second quarter of 2005 over the equivalent period in 2004. We attribute this increase to strong market demand, largely in South America and Asia as well as improvements in Europe, particularly in the beverage can and lithographic markets.
      Regional Income. The operating fundamentals of the Company continued to be strong in the second quarter of 2005 and were reflected in the higher rolled product shipments, increasing conversion prices and continued emphasis on cost control. However, Regional Income decreased by $55 million, or 28%, for the second quarter of 2005 versus the prior year period basis due to three main factors. The adverse impacts from metal price and metal price movements on can contracts with a price ceiling in North America limit the Company’s ability to fully pass-through the impact of the metal price change, as well as the impact of metal timing differences. This accounted for approximately $28 million of the variance while negative impacts from foreign currency movements, mainly in South America, accounted for an additional $21 million of the decrease. Finally, during the second quarter of 2004, there was a $19 million gain on conversion to a defined contribution pension plan in South America that unfavorably impacts the comparison of Regional Income to 2005.
      Financing Activity. At the spin-off from Alcan, Novelis had $2,951 million of debt and capital leases which was reduced by $70 million in the first quarter of 2005. With the strength of free cash flows in the second quarter of 2005, Novelis further decreased its debt position by $98 million to $2,783 million as at June 30, 2005, for total year-to-date debt reduction of $168 million, or 6%.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004
      The following discussion and analysis is based on our unaudited consolidated and combined statements of income, which reflect our operations for the three months ended June 30, 2005 and 2004, as prepared in conformity with U.S. GAAP.
     Net income (loss)
      The comparison of Net income (loss) between the second quarter of 2005 and 2004 was heavily influenced by the following items on an after-tax basis:

•	Gain on the monetization of cross-currency interest rate swaps of inter-company debt amounting to $37 million in 2005;

•	Gain on the sale of land in our Asia region of $11 million in 2005;

•	Unrealized losses on the change in market value of derivatives of $43 million in the second quarter of 2005, compared to unrealized losses in the second quarter of 2004 of $18 million;

•	Foreign currency balance sheet translation losses of $25 million in the second quarter of 2005, mainly in South America, compared to a gain of $6 million in the second quarter of 2004;

•	Gain in the second quarter 2004 of $13 million on a change in the pension plan for our South American operations; and

•	As a stand-alone company, our interest expense increased by $20 million in the second quarter of 2005 compared to the 2004 carve-out allocations from Alcan.
      Foreign currency balance sheet translation effects, which are primarily non-cash in nature, arise from translating monetary items (principally deferred income taxes, operating working capital and long term liabilities) denominated in Canadian dollars and Brazilian Real into U.S. dollars for reporting purposes.
     Sales and operating revenues and shipments
      Our sales and operating revenues increased from $1,929 million in the three months ended June 30, 2004, to $2,173 million in the comparable period in 2005, an increase of $244 million, or 13%. In addition to the higher shipments, the major contributing factor to increases in both sales and operating revenues and cost of sales was a rise in London Metal Exchange (LME) aluminum metal prices, which were up approximately 7% from the year-ago quarter. Total shipments increased from 762 kt to 802 kt, which is attributed to strong market demand, largely in South America and Asia, as well as improvements in the beverage can and lithographic markets supplied by Europe. During the second quarter of 2005, sales and operating revenues were also impacted by the North American can price ceiling. Sales contracts, currently representing approximately 20% of our annual sales, provide for a ceiling over which metal prices cannot contractually be passed through to our customers. This resulted in our being unable to pass through the complete increase in metal prices sold under these contracts. Although we attempt to mitigate this risk through the purchase of metal options, this hedging policy was not totally economically effective given the relatively high and sustained metal prices since the fourth quarter of 2004.
     Costs and expenses
      Our cost of sales and operating expenses increased by 16% for the three months ended June 30, 2005 over the comparable period in 2004. The increase in cost of sales and operating expenses during the second quarter of 2005 in large part reflected the impact of higher LME prices on metal input costs. The vast majority of our products have a price structure with two components: a pass-through aluminum price based on the LME and local market premiums, plus a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product. There may be a time lag between changes in metal prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, changes in metal prices expose us to fluctuations in raw material prices, since during the time lag period we temporarily bear the additional cost or benefit of metal price changes under our purchase contracts.
      Depreciation and amortization of $57 million remained the same as the second quarter of 2004. Selling, general and administrative expenses (SG&A) increased from $50 million in the second quarter of 2004 to $76 million, or 52%, in the second quarter of 2005. Included in SG&A for the second quarter of 2005 are additional corporate office costs we incurred as a new stand-alone company. The 2004 quarter included $10 million of the $19 million total benefit from the change in the South American pension plan.
      Interest expense of $50 million in the second quarter of 2005 was significantly higher than the interest allocated from Alcan in the carve-out financial statements in the second quarter of 2004. A comparison to the second quarter of 2004 interest expense is not meaningful as it did not reflect the level of debt, nor the associated interest costs that Novelis would have incurred had it operated on a stand-alone basis at that time.
      “Other expenses (income) — net” was an expense of $11 million in the second quarter of 2005 and included a realized gain of $45 million on the monetization of certain cross-currency interest rate swaps that were put in place to hedge inter-company loans denominated in currencies other than the U.S. dollar, and an $11 million gain on the sale of land in Asia. In addition, we had unrealized losses on the change in market value of derivatives of $61 million. The second quarter of 2004 included unrealized losses on the change in market value of derivatives of $27 million. Additionally, the 2005 second quarter included foreign currency balance sheet translation losses of $11 million compared to foreign currency balance sheet translation gains of $1 million in the second quarter of 2004.
     Income taxes
      Income taxes for the second quarter of 2005 were $15 million on break-even results for Income before income taxes and other items. In 2004, the effective tax rate for the second quarter was 33% compared to the composite statutory rate of 36%. The main reasons for second quarter of 2005 income taxes were a $11 million pre-tax exchange loss on the translation of net monetary liabilities denominated in local currency, for which there was no related income tax recovery, and a tax liability of $10 million on translation of U.S. dollar debt into local currency, for which there was no related income, both mainly in South America.
OPERATING SEGMENT REVIEW
      Due in part to the regional nature of supply and demand of aluminum rolled products, our activities are organized under four regional groups and are managed on the basis of geographical areas. The regional groups are Novelis North America, Novelis Europe, Novelis Asia, and Novelis South America.
      Subsequent to its spin-off from Alcan Inc. in 2005, the Company, as a stand-alone entity, measures the profitability of its operating segments based on Regional Income. Prior periods presented have been recast.
      Prior to the spin-off, profitability of the operating segments was measured based on Business Group Profit (BGP). BGP was similar to Regional Income, except for the following:

a)	BGP excluded restructuring costs related only to major corporate-wide acquisitions or initiatives whereas Regional Income excludes all restructuring costs;

b)	BGP included pension costs based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other. Regional Income includes all these pension costs in the applicable region; and

c)	BGP excluded certain corporate non-operating costs incurred by an operating segment and included such costs in Intersegment and other. Under the current management structure, these costs remain in the operating segment.

     Reconciliation
      The following table summarizes the reconciliation of Regional Income to income before income taxes and other items:

	Second Quarter

	2005	2004

	($ in millions)
Regional Income
Novelis North America	34	72
Novelis Europe	58	56
Novelis Asia	29	23
Novelis South America	19	44

Total Regional Income	140	195
Corporate office(*)	34	(10)
Other Adjustments
Equity-accounted joint ventures	(11)	(10)
Change in market value of and reclassification of derivatives	(66)	(27)
Restructuring, rationalization and impairment	10	(2)
Depreciation and amortization	(57)	(57)
Interest	(50)	(19)

Income before income taxes and other items	—	70

*	Corporate office includes the $45 million gain realized on the monetization of cross-currency interest rate swaps in the second quarter of 2005.
      The following table sets forth key financial and operating data for Novelis North America for the three months ended June 30, 2005 and June 30, 2004:

	Second	Second
	Quarter	Quarter
North America	2005	2004	% Change

	($ in millions)
Sales and operating revenues	840	749	12.1%
Regional Income	34	72	(52.8)%
Rolled product shipments (kt)	284	289	(1.7)%
Regional Income per tonne	120	249	(51.8)%
Depreciation	18	17	5.9%
Capital expenditures	9	6	50.0%
Total assets	1,415	2,879	(50.9)%
      Sales and operating revenues of Novelis North America were $840 million for the three month period ended June 30, 2005, an increase of $91 million, or 12%, over the comparable period of 2004. This was due to higher LME metal prices that are largely passed through to customers as well as increases in conversion prices. The 2% decline in shipments is due primarily to industrial products such as automotive.
      Regional Income of Novelis North America was $34 million for the second quarter of 2005, a decrease of $38 million or 53% from the second quarter of 2004. This reduction was mainly due to the movements in metal prices which adversely impacted Regional Income by $26 million, with the can price ceiling having most of the impact. Cost increases, approximately half due to freight and energy costs, were partially offset by improved conversion selling prices in most product lines, as well as by continued improvements in optimizing our product portfolio.

Novelis Europe
      The following table sets forth key financial and operating data for Novelis Europe for the three months ended June 30, 2005 and June 30, 2004:

	Second	Second
	Quarter	Quarter
Europe	2005	2004	% Change

	($ in millions)
Sales and operating revenues	833	767	8.6%
Regional Income	58	56	3.6%
Rolled product shipments (kt)	264	256	3.1%
Regional Income per tonne	220	219	0.5%
Depreciation	25	24	4.2%
Capital expenditures	12	22	(45.5)%
Total assets	2,193	2,372	(7.5)%
      Sales and operating revenues of Novelis Europe were $833 million for the three month period ended June 30, 2005, an increase of $66 million, or nearly 9%, over the comparable period of 2004. This was due in large part to higher LME metal prices and the impact of a stronger euro, up 3% in the second quarter of 2005 versus the comparable period in 2004, on the translation of euro sales into U.S. dollars.
      Regional Income of Novelis Europe was $58 million for the second quarter of 2005, an increase of nearly 4% compared to Regional Income for the second quarter of 2004. This increase was supported by a stronger euro on the translation of Regional Income and the result of restructuring initiatives along with continued emphasis on cost control. These improvements, together with higher shipments and better product portfolio mix, more than offset higher energy costs and the timing of inventory reduction measures.
      Shipments of rolled products by Novelis Europe increased by 3% from 256 kt in the second quarter of 2004 to 264 kt in the second quarter of 2005. Increased shipments into lithographic and can markets supported the improvement over the previous year’s second quarter. This was partly counterbalanced by reduced sales in the tightening foil and packaging markets. The growth in shipments to the can market is attributable, in part, to growth in new aluminum lines in Eastern Europe, line conversions from steel and new aluminum lines throughout Western Europe, largely driven by the enactment of packaging waste legislation in the European Union.

Novelis Asia
      The following table sets forth key financial and operating data for Novelis Asia for the three months ended June 30, 2005 and June 30, 2004:

	Second	Second
	Quarter	Quarter
Asia	2005	2004	% Change

	($ in millions)
Sales and operating revenues	360	298	20.8%
Regional Income	29	23	26.1%
Rolled product shipments (kt)	123	115	7.0%
Regional Income per tonne	236	200	18.0%
Depreciation	11	11	—%
Capital expenditures	7	4	75.0%
Total assets	986	948	4.0%
      Sales and operating revenues of Novelis Asia were $360 million for the three month period ended June 30, 2005, an increase of $62 million, or 21%, over the $298 million in the comparable period of 2004, as shipments of rolled products increased 7% from 115 kt in the second quarter of 2004 to 123 kt in the second quarter of 2005. The increase in sales and operating revenues was mainly due to higher LME metal prices being passed through to customers and higher sales volumes. The increase in shipments was due in a large part to can stock market share advances in China and Southeast Asia that surpassed the highest prior quarter by more than 30% in this product segment. We were able to participate in this growth through continuous improvement in production quality and service performance. We are also beginning to see stronger forecasts from the Chinese can market driven by an improving per capita gross domestic product and changes in consumer purchasing behavior.
      Regional Income of Novelis Asia was $29 million for the second quarter of 2005, an increase of $6 million, or 26%, over the $23 million in the second quarter of 2004. In the second quarter of 2005, we experienced better pricing in addition to increased shipments, with pricing benefits being twice the magnitude of the volume variance, which more than offset the adverse $7 million impact of metal timing differences. Productivity improvements contributed to our results as continued de-bottlenecking in our Asia production facilities allowed us to increase capacity and output levels.

Novelis South America
      The following table sets forth key financial and operating data for Novelis South America for the three months ended June 30, 2005 and June 30, 2004:

	Second	Second
	Quarter	Quarter
South America	2005	2004	% Change

	($ in millions)
Sales and operating revenues	144	117	23.1%
Regional Income	19	44	(56.8)%
Rolled product shipments (kt)	60	49	22.4%
Regional Income per tonne	317	898	(64.7)%
Depreciation	11	12	(8.3)%
Capital expenditures	5	4	25.0%
Total assets	761	808	(5.8)%
      Sales and operating revenues of Novelis South America were $144 million for the three months ended June 30, 2005, an increase of $27 million, or 23%, over $117 million in the comparable period of 2004. Rolled product shipments increased from 49 kt in the second quarter of 2004, to 60 kt in the second quarter of 2005, or 22%. The main driver was the growth in the local can market, as well as growth in our industrial products and export businesses.
      Regional Income of Novelis South America was $19 million for second quarter of 2005, a decrease of $25 million, or 57%, compared to the second quarter of 2004. This drop resulted primarily from two specific factors: a $19 million gain resulting from our conversion to a defined contribution pension plan that occurred in the second quarter 2004 and a $19 million negative impact from the 14% strengthening of the Brazilian Real in the second quarter of 2005. Sixty percent of the foreign currency impact resulted from the effects of foreign currency balance sheet translation, which has no immediate cash impact on the business. The operating results of the business remained sound with Regional Income benefiting from higher shipment volumes and conversion prices each of which contributed equally to the increase in profitability. Also, the favorable impact of higher LME prices on production from our smelters improved Regional Income by $7 million in the quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004
      The following discussion and analysis is based on our unaudited consolidated and combined statements of income, which reflect our operations for the six months ended June 30, 2005 and 2004, as prepared in conformity with U.S. GAAP.

Net income
      The comparison of Net income between the first six months of 2005 and 2004 was heavily influenced by the following items on an after-tax basis:

•	Gain on the monetization of cross-currency interest swaps of inter-company debt amounting to $37 million in 2005;

•	Gain on the sale of land in Asia of $11 million in 2005;

•	Unrealized losses on the change in market value of derivatives of $37 million in the first half of 2005, compared to unrealized gains in the first half of 2004 of $8 million;

•	Foreign currency balance sheet translation losses of $21 million in the first half of 2005. The first half of 2004 recorded a gain of $5 million;

•	Start-up costs amounting to $19 million in 2005;

•	Gain in the first half of 2004 of $13 million on a change in our South American pension plan; and

•	As a stand-alone company, our interest expense increased by $37 million in the first half of 2005 compared to the 2004 carve-out allocations from Alcan.
      Foreign currency balance sheet translation effects, which are primarily non-cash in nature, arise from translating monetary items (principally deferred income taxes, operating working capital and long term liabilities) denominated in Canadian dollars and Brazilian Real into U.S. dollars for reporting purposes.

Sales and operating revenues and shipments
      Our sales and operating revenues increased from $3,739 million in the six months ended June 30, 2004, to $4,291 million in the comparable period in 2005, an increase of $552 million, or 15%. The increase was primarily the result of an increase in LME metal pricing, which was up 10% for the first six months, a 5% increase in total shipments from 1,491 kt to 1,571 kt and, to a lesser degree, the impact of the stronger euro on translation of euro sales to U.S. dollars also increased sales and operating revenues.

Costs and expenses
      Our cost of sales and operating expenses represented 90% of our sales and operating revenues for the six months ended June 30, 2005, compared to 88% during the comparable period in 2004. The increase in cost of sales and operating expenses during the first half of 2005 in large part reflected the impact of higher LME prices on metal input costs. The impact of the can price ceiling in North America and metal pass-through differences resulted in an adverse impact in the first half of 2005 compared to the same period in 2004.
      Depreciation and amortization of $118 million for the first six months of 2004 decreased to $115 million in the first half of 2005. SG&A increased from $110 million in the six months ended June 30, 2004 to $152 million in the comparable period of 2005, or 38%. Included in SG&A for first half of 2005 are additional corporate office costs we incurred as a stand-alone company and $7 million in start-up costs.
      Interest allocated from Alcan in the carve-out financial statements in the first half of 2004, $38 million, was significantly lower than the $94 million of interest expense in the first six months of 2005. A comparison to first half 2004 interest expense is not meaningful as it did not reflect the level of debt, nor the associated interest costs, the Company would have incurred had it operated on a stand-alone basis at that time.
      “Other expenses (income) — net” was income of $3 million in the first half of 2005 compared to the first six months of 2004 with income of $14 million. Influencing factors included a realized gain of $45 million on the monetization of certain cross-currency interest rate swaps that were put in place to hedge inter-company loans denominated in currencies other than the U.S. dollar, an $11 million gain on the sale of land in Asia in the first half of 2005, as well as unrealized losses on the change in market value of derivatives of $47 million compared to unrealized gains on the change in market value of derivatives of $15 million in the first half of 2004. Additionally, the 2005 first half comprised foreign currency balance sheet translation losses of $7 million and debt issue costs of $13 million on undrawn credit facilities used to back up the Alcan notes we received in January 2005 as part of our separation from Alcan. The 2004 first half included a gain on asset sales of $7 million.

Income taxes
      The effective tax rate for the first half of 2005 was 71% compared to a composite statutory rate of 27%. In 2004, the effective and statutory tax rates for the first six months were 36%. The main difference in the first half 2005 effective rate was a $6 million tax provision in connection with our spin-off from Alcan, for which there was no related income, a $6 million pre-tax exchange loss on the translation of net monetary liabilities denominated in local currency, for which there was no related income tax recovery, and a tax liability of $10 million on translation of U.S. dollar debt into local currency for which there is no related income, both mainly in South America. In addition, there were potential future tax benefits on losses carried forward that were not recognized since their realization is not likely.
OPERATING SEGMENT REVIEW

Reconciliation
      The following table summarizes the reconciliation of Regional Income to income before income taxes and other items:

	Six Months

	2005	2004

	($ in millions)
Regional Income
Novelis North America	91	141
Novelis Europe	115	98
Novelis Asia	59	43
Novelis South America	57	72

Total Regional Income	322	354
Corporate office *	7	(20)
Other Items
Equity-accounted joint ventures	(22)	(21)
Change in fair market value and reclassification of derivatives	(47)	22
Restructuring, rationalization and impairment	11	5
Depreciation and amortization	(115)	(118)
Interest	(94)	(38)

Income before income taxes and other items	62	184

*	Corporate office includes the $45 million gain realized on the monetization of cross-currency interest rate swaps in the first six months of 2005.

Novelis North America
      The following table sets forth key financial and operating data for Novelis North America for the six months ended June 30, 2005 and June 30, 2004:

	Six Months	Six Months
North America	2005	2004	% Change

	($ in millions)
Sales and operating revenues	1,667	1,419	17.5%
Regional Income	91	141	(35.5)%
Rolled product shipments (kt)	567	563	0.7%
Regional Income per tonne	160	250	(36.0)%
Depreciation	36	34	5.9%
Capital expenditures	17	17	—
Total assets	1,415	2,879	(50.9)%
      Sales and operating revenues of Novelis North America were $1,667 million for the six month period ended June 30, 2005, an increase of $248 million, or 17% in sales over the comparable period of 2004. This was due to higher metal prices that are largely passed through to customers as well as increases in conversion prices.
      Regional Income of Novelis North America was $91 million for the first half of 2005, a decrease of $50 million, or 36%, from the first six months of 2004. This reduction was mainly due to the adverse effect of metal price increases which impacted the can price ceiling and metal pass-through differences totaling $34 million. Improved conversion selling prices in many product lines as well as continued improvements in optimizing our product portfolio were largely offset by cost increases, mainly freight, environmental reserves and energy. The first half of 2004 included approximately $9 million of interest revenue on loans to Alcan that were collected as part of the spin transactions.
      Total assets of $1,415 million as at June 30, 2005 decreased by over 50% compared to June 30, 2004 as loans to Alcan were collected as part of the spin transactions on January 6, 2005.

Novelis Europe
      The following table sets forth key financial and operating data for Novelis Europe for the six months ended June 30, 2005 and June 30, 2004:

	Six Months	Six Months
Europe	2005	2004	% Change

	($ in millions)
Sales and operating revenues	1,640	1,523	7.7%
Regional Income	115	98	17.3%
Rolled product shipments (kt)	516	505	2.2%
Regional Income per tonne	223	194	14.9%
Depreciation	51	52	(1.9)%
Capital expenditures	20	32	(37.5)%
Total assets	2,193	2,372	(7.5)%
      Sales and operating revenues of Novelis Europe were $1,640 million for the six month period ended June 30, 2005, an increase of $117 million, or 8%, over the comparable period of 2004. This was due in large part to higher LME metal prices and the impact of a stronger euro on the translation of euro sales into U.S. dollars.
      Regional Income of Novelis Europe was $115 million for first half of 2005, an increase of 17% compared to the first six months of 2004. This increase was the result of continuing cost discipline in both operating and SG&A costs as well as the benefits from restructuring initiatives. These improvements, together with higher shipments and the favorable impact of the stronger euro when translating local currency profits into U.S. dollars, more than offset negative product mix effects and metal price lags.
      Shipments of rolled products by Novelis Europe increased by 2% from 505 kt in the first half of 2004 to 516 kt in the first six months of 2005. Increased shipments into lithographic and beverage can markets supported the improvement over the previous year’s first half. This was partly counterbalanced by reduced sales in the tightening foil and packaging markets.

Novelis Asia
      The following table sets forth key financial and operating data for Novelis Asia for the six months ended June 30, 2005 and June 30, 2004:

	Six Months	Six Months
Asia	2005	2004	% Change

	($ in millions)
Sales and operating revenues	698	566	23.3%
Regional Income	59	43	37.2%
Rolled product shipments (kt)	237	223	6.3%
Regional Income per tonne	249	193	29.0%
Depreciation	23	23	—
Capital expenditures	10	8	25.0%
Total assets	986	948	4.0%
      Sales and operating revenues of Novelis Asia were $698 million for the six-month period ended June 30, 2005, an increase of $132 million, or 23%, over the $566 million in the comparable period of 2004, as shipments of rolled products increased by 6% from 223 kt in the first half of 2004 to 237 kt in the first half of 2005. The increase in sales and operating revenue was also attributable to higher metal prices. The increase in shipments was due in large part, to can stock market share advances in China and Southeast Asia.
      Regional Income of Novelis Asia was $59 million for six-month period of 2005, an increase of 37% over the $43 million in the first half of 2004. In the first six months of 2005, we experienced better pricing in addition to increased shipments, of which pricing was approximately two-thirds and volume was one-third of the improvement. These benefits more than offset the adverse impact of metal timing differences amounting to $6 million.

Novelis South America
      The following table sets forth key financial and operating data for Novelis South America for the six months ended June 30, 2005 and June 30, 2004:

	Six Months	Six Months
South America	2005	2004	% Change

	($ in millions)
Sales and operating revenues	293	235	24.7%
Regional Income	57	72	(20.8)%
Rolled product shipments (kt)	123	101	21.8%
Regional Income per tonne	463	713	(35.1)%
Depreciation	22	24	(8.3)%
Capital expenditures	7	7	—
Total assets	761	808	(5.8)%
      Sales and operating revenues of Novelis South America were $293 million for the six months ended June 30, 2005, an increase of $58 million, or 25%, over $235 million in the comparable period of 2004. Rolled product shipments increased from 101 kt in the first half of 2004 to 123 kt in the first six months of 2005, or 22%. The main driver was the growth in the local can market, as well as growth in our industrial products and export businesses.
      Regional Income of Novelis South America was $57 million for first half of 2005, a decrease of $15 million or 21% compared to the six-month period in 2004. This drop resulted from two specific factors: a $19 million gain resulting from conversion to a defined contribution pension plan that occurred in 2004 and a $21 million negative impact from the 14% strengthening of the Brazilian Real in the second quarter of 2005. Over two-thirds of the foreign currency impact resulted from the adverse effects of foreign currency balance sheet translation. The operating results of the business remained sound with Regional Income benefiting from higher shipment volumes and better conversion prices, each contributing the same level of benefit as well as the favorable impact of higher LME prices on production from our smelters amounting to $8 million.
LIQUIDITY AND CAPITAL RESOURCES
      Liquidity and available capital resources are impacted by three components: (1) operating activities, (2) investment activities and (3) financing activities.

Operating Activities
      The following table sets forth information regarding our cash flow for the six months ended June 30, 2004 and 2005:

	Six Months	Six Months
Cash Flow	2005	2004

	($ in millions)
Cash from operating activities	288	99
Dividends	(21)	(3)
Capital expenditures	(56)	(59)

Free cash flow	211	37

      Cash from operating activities was $288 million for the first half of 2005 with a change in working capital, deferred items and other-net of $182 million. This represents a $189 million change in cash from operating activities over the same period in 2004. The change in working capital deferred items and other-net for the same period in 2004 was ($146) million. For a discussion of the impact of trading factors in our operating results that flow through cash from operating activities, please refer to the Operating Segment Review.
      Free cash flow (which is a non-U.S. GAAP measure described in the Overview) was $211 million for the first half of 2005, an increase of $174 million over the same period in 2004, resulting from the improvement in cash from operating activities driven by the reduction in working capital in the first half of 2005 and the monetization of cross-currency interest rate swaps.

Investment Activities
      The following table sets forth information regarding our capital expenditures and depreciation for the six months ended June 30, 2004 and 2005:

	Six Months	Six Months
Capital Expenditures and Depreciation	2005	2004	% Change

	($ in millions)
Capital expenditures	56	59	(5.1)%
Depreciation and amortization expense	115	118	(2.5)%
Capital reinvestment rate(i)	49%	50%

(i)	Capital expenditures as a percentage of depreciation and amortization expense.

      In the six months ended June 30, 2005, our capital expenditures were $56 million, representing a capital reinvestment rate of 49% of depreciation. During the same period in 2004, our capital expenditures were $59 million, representing a reinvestment rate of 50% of depreciation. The majority of our capital expenditures for the first six months of 2005 were invested in projects devoted to product quality, technology, productivity enhancements and undertaking small projects to increase capacity.

Financing Activities
      At the spin-off from Alcan, Novelis had $2,951 million of debt and capital leases which decreased by $70 million in the first quarter 2005. With the strength of the cash flows in the second quarter of 2005, Novelis further decreased its debt position by $98 million to $2,783 million as at June 30, 2005, for total debt reduction year-to-date of $168 million, or 6%.
      All of the Company’s related party debt of $2,597 million as at December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 million and fixed rate promissory notes (Alcan Notes) obtained in December 2004 of $1,205 million. The Alcan Notes comprised a major portion of the $1,375 million bridge financing provided by Alcan to the Company as a result of the reorganization transactions. The remaining balance of the Alcan Notes of $170 million was obtained in January 2005. The Alcan Notes were repaid with the proceeds of the $1,400 million 10-year Senior Notes issued in February 2005, discussed below.
      In connection with the reorganization transactions described in “Item 1, Note 1 — Background and Basis of Presentation”, the Company entered into senior secured credit facilities (Credit Facility) providing for aggregate borrowings of up to $1,800 million. These facilities consist of a $1,300 million seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus 1.75%, all of which was borrowed on January 10, 2005, and a $500 million five-year multi-currency revolving credit facility. The Term Loan B facility consists of an $825 million Term Loan B in the U.S. and a $475 million Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the reorganization transactions, the Company’s separation from Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been capitalized in deferred charges and other assets and are being amortized over the life of the related borrowing in Interest.
      On January 31, 2005, Novelis announced that it had agreed to sell $1,400 million aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes, which were priced at par, bear interest at 7.25% and will mature on February 15, 2015. The net proceeds of the placement, received on February 3, 2005, were used to repay the indebtedness to Alcan. On August 3, 2005, the Company filed a registration statement on Form S-4 in connection with its offer to exchange up to $1,400,000,000 of new 7.25% Senior Notes due 2015 for any and all of the outstanding old 7.25% Senior Notes due 2015. The Company anticipates this registration will become effective in the third quarter of 2005.
      The Company has entered into interest rate swaps to fix the interest rate on $310 million of the variable rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years.
      In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 million floating rate long-term loan which was subsequently swapped for a 4.55% fixed rate KRW 73 billion loan and into two long-term floating rate loans of KRW 40 billion and KRW 25 billion that were swapped for fixed rates of 4.80% and 4.45%, respectively. In 2005, interest on an unrelated KRW 2 billion loan ranged from 3.00% to 4.43% (2004: 3.00% to 5.50%). In February 2005, Novelis Korea entered into a $50 million unsecured floating rate long-term loan which was subsequently swapped for a 5.30% fixed rate KRW 51 billion loan. The proceeds of the Korean term loans were used to refinance existing debt of our Korean subsidiary.
      Financing activities relating to the separation from Alcan are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange

Commission under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities.”
CONTRACTUAL OBLIGATIONS
      The Company has future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. As at June 30, 2005, debt payment requirements were: less than 1 year: $3 million; 1-3 years: $189 million; 3-5 years: $6 million; and greater than 5 years: $2,562 million. Included in the debt payments are capital lease principal payments of approximately $2 million each year with $39 million payable in greater than 5 years. Interest payments of the above debt were: less than 1 year: $176 million; 1-3 years: $341 million; 3-5 years: $332 million; and greater than 5 years: $530 million.
      There were no other material changes in the Company’s contractual obligations in the second quarter of 2005 from the amounts reported in the Company’s most recent Form 10-K.
ACCOUNTING POLICES
      The following are summaries of changes to significant accounting policies set forth in Note 3 — “Summary of Significant Accounting Policies” to our audited financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

Debt Issuance Costs
      Debt issuance costs related to the Credit Facility are recorded in Deferred charges and other assets and amortized over the life of the related borrowing in Interest, using the “effective interest amortization” method.

Dividend Policy
      Declaration of dividends will depend on, among other things, the Company’s financial resources, cash flows generated by its business, cash requirements, restrictions under the instruments governing its indebtedness and other relevant factors.

Pensions and Post-Retirement Benefits
      Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with SFAS No. 87, Employers’ Accounting for Pensions. Other post-retirement benefits are accounted for in accordance with SFAS No. 106, Employers Accounting for Post-Retirement Benefits Other than Pensions. Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates and based on expected service period, salary increases and retirement ages of employees. Pension and post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service life of the employees.
ACCOUNTING STANDARDS
      We have prepared our financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based on our informed judgments and estimates. Our accounting policies are discussed in note 3 of our consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.
      As previously discussed, Novelis was formed through a spin-off transaction from Alcan in January 2005. In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented within Note 3 — “Summary Of Significant Accounting Policies” to our audited financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2004, are accounting policies that we believe require subjective and/or complex judgments that could potentially affect 2005 reported results. There have been no significant changes to those accounting policies or our assessment of which accounting policies we would consider to be critical accounting policies.

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

Consolidation of Variable Interest Entities
      The Company adopted FASB Interpretation No. 46 (revised December 2003) (FIN 46(R)), Consolidation of Variable Interest Entities. In 2004, the Company determined it was the primary beneficiary of Logan Aluminum Inc. (Logan), a variable interest entity. As a result, both the consolidated and combined and historical combined balance sheets include the assets and liabilities of Logan. Logan is a joint venture that manages a tolling arrangement for the Company and an unrelated party. At the date of adoption of FIN 46(R), assets of $38 million and liabilities of $38 million related to Logan that were previously not recorded on the balance sheet were recorded by the Company. Prior periods were not restated.
      The Company’s investment, plus any unfunded pension liability related to Logan totaled approximately $37 million and represented the Company’s maximum exposure to loss. Creditors of Logan do not have recourse to the general credit of the Company as a result of including it in the Company’s financial statements.
      For a discussion of other recently issued accounting standards, for which the Company is currently assessing the impact on our results of operations or our financial condition, please refer to note 2 of our consolidated and combined financial statements.
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

•	our separation from Alcan;

•	the level of our indebtedness and our ability to generate cash following the separation;

•	relationships with, and financial and operating conditions of, our customers and suppliers;

•	changes in the prices and availability of raw materials we use;

•	changes to and volatility of metal prices;

•	fluctuations in the supply of and prices for energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	our ability to cause our registration statement on Form S-4 to go effective in a timely manner to avoid special interest charges on our 7.25% senior notes due 2015;

•	changes in general economic conditions;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	change in government regulations, particularly those affecting environmental, health or safety compliance;

•	efforts to improve our disclosure controls and procedures are not successful or that we will not be able to maintain adequate controls in the future; and

•	change in market value of derivatives.
      The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail in our registration statement on Form S-4, filed with the Securities and Exchange Commission under “Risk Factors.”
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
(in millions of US$, except foreign currency denominations and LME prices)
      Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact the Company’s cash flows. See risk factors discussed above in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA”.

Interest Rates
      We are subject to interest rate risk related to the outstanding balance on the variable rate Term Loan B debt we incurred in connection with the reorganization transactions described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. We have entered into interest rate swaps to fix the interest rate on $310 of the variable rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years. For every 12.5 basis point increase in the interest rates on the $815 of variable rate Term Loan B debt that has not been swapped into fixed interest rates as of June 30, 2005, our annual net income would be reduced by $0.7.
      We are also subject to interest rate risk related to the outstanding balance on various variable rate bank loans entered into by Novelis Korea Limited. On June 30, 2005, Novelis Korea Limited had two variable rate bank loans denominated in U.S. currency totaling $50 and $70, respectively. We have entered into agreements to swap these floating rate loans for fixed rate loans denominated in Korean won at rates of 5.30% and 4.55%, respectively. On June 30, 2005, Novelis Korea Limited had three variable rate loans denominated in Korean won totaling $64. Two of the variable rate loans totaling KRW 40 billion and KRW 25 billion were swapped for fixed rate loans of 4.80% and 4.45%, respectively. Interest on the remaining variable rate loan totaling KRW 2 billion ranged from 3.00% to 4.43% in the first half of 2005.
      During the first quarter, the Company entered into $766 of cross-currency interest rate swaps (€ 475 million, GBP 62 million, CHF 35 million) with respect to intercompany loans to several European subsidiaries. During the second quarter, the Company monetized the initial cross-currency interest rate swaps and replaced them with new cross-currency interest rate swaps totaling $712 (€ 475 million, GBP 62 million, CHF 35 million). The aggregate fair value of these derivatives at June 30, 2005 was ($16) (2004: nil).
      For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see “Note 3 — Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      The Company does not currently intend to refinance its fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to the Company are prohibited by the Company’s Credit Agreement.

Foreign Currency Derivatives
      The schedule below presents fair value information and contract terms relevant to determining future cash flows categorized by expected maturity dates of the Company’s foreign currency derivatives outstanding as at June 30, 2005.

					2009	Total
					and	Nominal	Fair
	2005	2006	2007	2008	Beyond	Amount	Value

	(In US$ millions, except contract rates)
FORWARD CONTRACTS
To purchase USD against the foreign currency
CHF Nominal Amount	12	11	2	2	1	28	(1)
Average contract rate	1.2785	1.3479	1.2873	1.2613	1.2381
To sell USD against the foreign currency
CAD Nominal Amount	2	—	—	—	—	2	—
Average contract rate	1.2560	—	—	—	—
CHF Nominal Amount	16	—	—	—	—	16	—
Average contract rate	1.2751	—	—	—	—
KRW Nominal Amount	57	—	—	—	—	57	(1)
Average contract rate	1,012.0	—	—	—	—
To purchase EUR against the foreign currency
GBP Nominal Amount	53	3	2	—	33	91	(1)
Average contract rate	0.6760	0.7160	0.7361	—	0.7387
CAD Nominal Amount	2	—	—	—	—	2	—
Average contract rate	1.5218	—	—	—	—
USD Nominal Amount	12	—	—	—	—	12	—
Average contract rate	1.2248	—	—	—	—
To sell EUR against the foreign currency
GBP Nominal Amount	66	16	—	—	—	82	2
Average contract rate	0.6844	0.7073	—	—	—
CHF Nominal Amount	14	8	4	4	3	33	(1)
Average contract rate	1.5204	1.4973	1.4610	1.4430	1.4266
USD Nominal Amount	202	128	76	—	5	411	9
Average contract rate	1.2501	1.2515	1.2699	—	1.1254
To sell GBP against the foreign currency
CHF Nominal Amount	7	—	—	—	—	7	—
Average contract rate	2.1580	—	—	—	—
USD Nominal Amount	32	—	—	—	—	32	1
Average contract rate	1.8368	—	—	—	—
To purchase GBP against the foreign currency
CHF Nominal Amount	7	—	—	—	—	7	—
Average contract rate	2.2324	—	—	—	—
USD Nominal Amount	45	2	2	1	—	50	(1)
Average contract rate	1.8229	1.7850	1.7949	1.7922	—
      The currency contracts are undertaken to hedge identifiable foreign currency commitments to purchase or sell goods and services. Transactions in currency-related financial instruments for which there is no underlying foreign currency exchange rate exposure to the Company are prohibited by the Company’s Credit Agreement. For accounting policies relating to currency contracts, see “Note 3 — Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Derivative Commodity Contracts
      The Company’s aluminum forward contract positions are undertaken to hedge anticipated future purchases of metal that are required to support firm sales commitments with fabricated products customers. Consequently, the negative impact of movements in the price of aluminum on the forward contracts would generally be offset by an equal and opposite impact on the purchases being hedged, measured at the time the contracts and the underlying obligations come due.
      The effect of a reduction of 10% in aluminum prices on the Company’s aluminum forward and options contracts outstanding at June 30, 2005 would be to decrease net income, assuming hedge accounting determination is met, over the period ending December 2007 by approximately $50 ($31 in 2005, $14 in 2006 and $5 in 2007). These results reflect a 10% reduction from the June 30, 2005, three-month LME aluminum closing price of $1,731 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as at June 30, 2005.
Item 4.     Controls and Procedures
Evaluation of disclosure controls and procedures
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the design control objectives, as the Company’s are designed to do.
      In connection with the preparation of this quarterly report on Form 10-Q, as of June 30, 2005, an evaluation was performed by members of the Company’s management, at the direction (and with the participation) of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.
      In reaching the conclusion that our disclosure controls were not effective, the Company’s Chief Executive Officer and Chief Financial Officer took note of (a) the determination reflected in the quarterly report on Form 10-Q for the period ended March 31, 2005, that the Company’s disclosure controls were not effective, (b) a change made in a press release dated August 12, 2005 (as filed on Form 8-K on the same date) to the pre-and post-tax unrealized losses on the change in the market value of derivatives as disclosed in the Company’s second quarter earnings press release dated August 10, 2005, and (c) a general concern that delays in the generation of accurate draft financial information to be included in the earnings release and quarterly report on Form 10-Q compresses the time in which various internal and external participants in our disclosure controls process must analyze, review, check, and confirm the financial information (or revise it if errors are identified). Senior management, the Company’s disclosure committee, and the audit committee are continuing to review remediation measures to improve the Company’s disclosure controls and procedures.
Changes in internal control over financial reporting
      Since the quarter ended March 31, 2005, the Company took a number of remedial measures and made disclosure process improvements, including (a) with respect to financial reporting matters, the engagement of temporary and permanent accounting support staff in order to substantially reduce the reliance on the Company’s former parent to provide certain financial and accounting information; the relocation of key members of the Controller’s staff to Atlanta, Georgia, to centralize the corporate accounting function; the initiation of monthly meetings to identify non-routine transactions and their related accounting treatment as they arise; and increased communication by and among senior management and the Company’s external counsel and other third parties relevant to the disclosure process, and (b) with respect to the preparation of periodic reports, the preparation and periodic review of a more detailed checklist and timetable with appropriate responsibilities and structural processes, the development of a system of uniform document management (e.g., numbering, dating, and red-lining drafts), and improved coordination of the drafting process with respect to the earnings release and the related quarterly report on Form 10-Q.
      There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting during the quarter ended June 30, 2005.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings.
      We are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. There have been no material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
      The registrant has nothing to report under this item.
Item 3.     Defaults Upon Senior Securities.
      The registrant has nothing to report under this item.
Item 4.     Submission of Matters to a Vote of Security Holders.
      The registrant has nothing to report under this item.
Item 5.     Other Information.
      The registrant has nothing to report under this item.
Item 6.     Exhibits.

Exhibit No.	Description

10.1	Deferred Share Agreement, dated as of July 1, 2002, between Alcan Corporation and Martha Finn Brooks (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 1, 2005) (File No. 001-32312)
10.2	Amendment to Deferred Share Agreement, dated as of July 27, 2005, between Novelis Inc. and Martha Finn Brooks (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on August 1, 2005) (File No. 001-32312)
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Geoffrey P. Batt

Geoffrey P. Batt
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jo-Ann Longworth

Jo-Ann Longworth
Controller
(Principal Accounting Officer)
Date: August 12, 2005

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Deferred Share Agreement, dated as of July 1, 2002, between Alcan Corporation and Martha Finn Brooks (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 1, 2005) (File No. 001-32312)
10.2	Amendment to Deferred Share Agreement, dated as of July 27, 2005, between Novelis Inc. and Martha Finn Brooks (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on August 1, 2005) (File No. 001-32312)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002