Form 10-Q/A
period 2005-03-31
Novelis Inc.
filed 2006-05-16
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/ A
(Amendment No. 1)

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 001-32312
Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3399 Peachtree Road NE, Suite 1500	30326

Atlanta, Georgia	(Zip Code)
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

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-Q/ A amends our quarterly report on Form 10-Q for the period ended March 31, 2005, initially filed with the Securities and Exchange Commission (SEC) on May 16, 2005, to reflect the restatement of our unaudited condensed consolidated and combined balance sheet, statement of income, statement of cash flows and statement of shareholders’/invested equity for the quarter ended March 31, 2005 to correct errors for:

•	income tax accounting;

•	other miscellaneous items; and

•	out-of-period adjustments.
      The accompanying restated unaudited condensed consolidated and combined financial statements, including the notes thereto, have been revised to reflect the restatement adjustments. Refer to Note 3 — Restatement of Financial Statements to the unaudited condensed consolidated and combined financial statements in this Form 10-Q/ A for further information on the restatement and its impact on the quarter ended March 31, 2005.
      This Form 10-Q/ A amends and restates Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the original Form 10-Q, and no other items in the original Form 10-Q are amended hereby. Except for the amended and restated information described above and certain subsequent events discussed in Note 1 — Background and Basis of Presentation to our condensed consolidated and combined financial statements, the foregoing items have not been updated to reflect events occurring after the filing date of the original Form 10-Q. Accordingly, this Form 10-Q/ A should be read in conjunction with our filings made with the SEC on and after the filing of the original Form 10-Q. Pursuant to the rules of the SEC, Item 6 of Part II of the original Form 10-Q has been amended to contain currently-dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.
      Concurrently with the filing of this Form 10-Q/ A, we are filing an amendment on Form 10-Q/ A to our quarterly report on Form 10-Q for the period ended June 30, 2005 and our quarterly report on Form 10-Q for the period ended September 30, 2005.

Novelis Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (unaudited)
(in millions of US$, except per share amounts)

Three Months Ended March 31	2005	2004

	(restated)

Sales and operating revenues

— third parties	2,112	1,718

— related parties	—	92

	2,112	1,810

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below

— third parties	1,884	1,505

— related parties	—	80

Depreciation and amortization	59	61

Selling, general and administrative expenses	85	60

Research and development expenses	8	4

Research and development expenses — related parties	—	6
Other expenses (income) — net

— third parties	(24)	4

— related parties	—	(43)
Interest expense

— third parties	45	11

— related parties	—	8

	2,057	1,696

Income before income taxes and other items	55	114

Income taxes	30	43

Income before other items	25	71

Equity in net income of non-consolidated affiliates	2	2

Minority interests in earnings of consolidated affiliates	(5)	(4)

Net income	22	69

Earnings per share

Net income per share — basic	0.30	0.93

Net income per share — diluted	0.30	0.92

Dividends per common share	0.09	—

Supplemental information for 2005:

Net income attributable to consolidated and combined results of Novelis from January 6 to March 31, 2005 — increase to Retained earnings	51

Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment(A)	(29)

Net income	22

(A)	Refer to Note 1 — Background and Basis of Presentation.
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (unaudited)
(in millions of US$, except number of shares)

	March 31,	December 31,
As of	2005	2004

	(restated)

ASSETS

Current assets

Cash and cash equivalents	79	31
Trade receivables (net of allowances of $33 in 2005 and $33 in 2004)

— third parties	1,099	710

— related parties	—	87
Other receivables

— third parties	7	5

— related parties	38	846

Prepaid expenses	40	36
Inventories

Aluminum	1,049	1,081

Raw materials	19	20

Other supplies	146	125

	1,214	1,226

Other current assets	227	77

Total current assets	2,704	3,018

Deferred charges and other assets	163	71

Long-term receivables from related parties	92	104

Property, plant and equipment, net	2,258	2,348

Investments in non-consolidated affiliates	103	122

Intangible assets (net of accumulated amortization of $10 in 2005 and $9 in 2004)	33	35

Goodwill	248	256

Total assets	5,601	5,954

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (unaudited) — (Continued)
(in millions of US$, except number of shares)

	March 31,	December 31,
As of	2005	2004

	(restated)

LIABILITIES AND SHAREHOLDERS’/ INVESTED EQUITY

Current liabilities
Current portion of long-term debt

— third parties	4	1

— related parties	—	290
Short-term borrowings

— third parties	25	229

— related parties	—	312
Accounts payable, trade

— third parties	783	496

— related parties	34	401

Accrued expenses	490	339

Interest payable	25	2

Accrued income taxes	49	1

Other current liabilities	58	21

Total current liabilities	1,468	2,092

Long-term debt, net of current portion

— third parties	2,851	139

— related parties	—	2,307

Accrued post-retirement benefits	309	284

Deferred credits and other liabilities	167	188

Deferred income taxes	165	249
Commitments and contingencies

Minority interests in equity of consolidated affiliates	141	140

Shareholders’/invested equity

Preferred shares — unlimited number of first preferred and second preferred shares authorized; none issued	—	—

Common shares, no par value — unlimited number of shares authorized; issued and outstanding: 73,988,918 shares as of March 31, 2005	—	—

Additional paid-in capital	434	—

Retained earnings	44	—

Accumulated other comprehensive income	22	88

Owner’s net investment	—	467

Total shareholders’/invested equity	500	555

Total liabilities and shareholders’/invested equity	5,601	5,954

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(in millions of US$)

Three Months Ended March 31	2005	2004

	(restated)

OPERATING ACTIVITIES

Net cash provided by operating activities	110	131

INVESTING ACTIVITIES

Capital expenditures	(25)	(20)

Proceeds from sales of fixed assets and investments	1	7
Proceeds from (payments on) loans receivable — net

— third parties	19	—

— related parties	360	(212)

Premiums paid on purchased derivatives	(10)	—

Net proceeds from settlement of derivatives	19	—

Net cash provided by (used in) investing activities	364	(225)

FINANCING ACTIVITIES

Proceeds from issuance of new debt — third parties	2,750	317
Principal repayments

— third parties	(1,539)	—

— related parties	(1,180)	—
Short-term borrowings — net

— third parties	(149)	(152)

— related parties	(302)	8

Dividends — common shareholders	(7)	—

Dividends — minority interest	(6)	(2)

Net receipts from (payments to) Alcan	79	(81)

Debt issuance costs paid	(71)	—

Net cash provided by (used in) financing activities	(425)	90

Net increase (decrease) in cash and cash equivalents	49	(4)

Effect of exchange rate changes on cash balances held in foreign currencies	(1)	—

Cash and cash equivalents — beginning of period	31	27

Cash and cash equivalents — end of period	79	23

Supplemental schedule of 2005 non-cash investing and financing activities:
Spin-off transaction and post-closing adjustments

Other receivables	433

Short-term borrowings — related parties	(57)

Long-term debt — related parties	32

Capital lease obligation	52

Additional paid-in capital	(97)
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF SHAREHOLDERS’/
INVESTED EQUITY (unaudited)
Three Months Ended March 31, 2005 (restated)
(in millions of US$, except number of shares which is in thousands and per share amounts)

						Accumulated
	Common Shares		Additional			Other	Owner’s
			Paid-In		Retained	Comprehensive	Net
	Shares	Amount	Capital		Earnings	Income	Investment		Total

Balance as of December 31, 2004	—	—	—		—	88	467		555

2005 Activity:

Net loss — January 1 to January 5 (restated)							(29	)(A)	(29)

Adjusted Invested equity at spin-off date — January 6	—	—	—		—	88	438	(B)	526

Issuance of common stock in connection with the spin-off (restated)	73,989	—	438				(438)		—

Spin settlement and post-closing adjustments (restated)			3	(C)					3

Net income — January 6 to March 31 (restated)					51				51

Deferred translation adjustments (restated)						(53)			(53)

Change in minimum pension liability (restated)						(13)			(13)

Dividends on common shares ($.09 per common share)					(7)				(7)

Dividends on preferred shares of consolidated affiliates			(7)						(7)

Balance as of March 31, 2005 (restated)	73,989	—	434		44	22	—		500

(A)	Refer to Note 1 — Background and Basis of Presentation.

(B)	Represents the amount of Owner’s net investment as of January 6, 2005.

(C)	In connection with the spin-off from Alcan, we entered into agreements which provide for various post-transaction adjustments. These adjustments, for the most part, have been and will be reflected as changes to shareholders’ equity and include items such as working capital, pension assets and liabilities, and adjustments to opening balance sheet accounts. This is further discussed in Note 1 — Background and Basis of Presentation.
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (unaudited)
(in millions of US$, except where indicated)

1.	BACKGROUND AND BASIS OF PRESENTATION

Background
      Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of March 31, 2005, we had operations on four continents, North America, South America, Asia and Europe, through 37 operating plants and three research facilities in 12 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining and smelting facilities that are integrated with the rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated products in all of these geographic regions.
      The accompanying unaudited condensed consolidated and combined financial statements should be read in conjunction with our audited combined financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K for the year ended December 31, 2004. References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically requires otherwise. The accompanying (a) condensed combined balance sheet as of December 31, 2004, which has been derived from audited financial statements, and (b) unaudited condensed consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying condensed consolidated and combined financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position as of March 31, 2005 and December 31, 2004, and our results of operations and our cash flows for the three months ended March 31, 2005 and 2004.
      On May 18, 2004, Alcan Inc. (Alcan) announced its intention to transfer its rolled products businesses into a separate company and to pursue a spin-off of that company to its shareholders. The rolled products businesses were managed under two separate operating segments within Alcan — Rolled Products Americas and Asia and Rolled Products Europe. On January 6, 2005, Alcan and its subsidiaries contributed and transferred to us substantially all of the aluminum rolled products businesses operated by Alcan prior to its 2003 acquisition of Pechiney, together with some of Alcan’s alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four former Pechiney rolling facilities in Europe, as their end-use markets and customers are more similar to ours.
      On January 6, 2005, the spin-off occurred following the approval by Alcan’s board of directors and shareholders, and the receipt of other required legal and regulatory approvals. Alcan shareholders received one Novelis common share for every five Alcan common shares held. Our common shares began trading on a “when issued” basis on the Toronto (TSX) and New York (NYSE) stock exchanges on January 6, 2005, with a distribution record date of January 11, 2005. “Regular Way” trading began on the TSX on January 7, 2005, and on the NYSE on January 19, 2005.
      We have determined that under the rules and regulations promulgated by the SEC, as of February 27, 2006, a majority of our outstanding shares were directly or indirectly held by U.S. residents and,

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
accordingly, we ceased to qualify as a foreign private issuer. We will henceforth assume the status of a domestic issuer for purposes of the Securities Exchange Act of 1934, as amended.
      In 2004 and prior years, Alcan was considered a related party due to its parent-subsidiary relationship with the Novelis entities. However, subsequent to the spin-off, Alcan is no longer a related party as defined in Financial Accounting Standards Board (FASB) Statement No. 57, Related Party Disclosures. Refer to Note 6 — Related Party Transactions.

Post-Transaction Adjustments
      The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters, which are expected to be carried out by the parties by mid-2006. These adjustments, for the most part, have been and will be reflected as changes to shareholders’ equity and include items such as working capital, pension assets and liabilities, and adjustments to opening balance sheet accounts.

Agreements between Novelis and Alcan
      We have entered into various agreements with Alcan including the use of transitional and technical services, the supply of Alcan’s metal and alumina, the licensing of certain of Alcan’s patents, trademarks and other intellectual property rights, and the use of certain buildings, machinery and equipment, technology and employees at certain facilities retained by Alcan, but required in our business.

Basis of Presentation
      The unaudited condensed consolidated and combined financial statements for the first quarter of 2005 include the results for the period from January 1 to January 5, 2005 prior to our spin-off from Alcan, in addition to the results for the period from January 6 to March 31, 2005, as described below. The unaudited condensed combined financial results for the period from January 1 to January 5, 2005 present our operations and cash flows on a carve-out basis. The unaudited condensed consolidated balance sheet as of March 31, 2005 and results for the period from January 6 (the date of the spin-off from Alcan) to March 31, 2005 present our results of operations, financial position and cash flows as a stand-alone entity.
      All income earned and cash flows generated by us as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to us and are included in our unaudited condensed consolidated results for the period from January 6 to March 31, 2005, with the exception of mark-to-market losses of $43 ($29 after-tax) on derivative contracts primarily with Alcan. These mark-to-market losses for the period from January 1 to January 5, 2005 were recorded in the unaudited condensed consolidated and combined statements of income for the three months ended March 31, 2005, and are reflected as a decrease in Owner’s net investment.
      The condensed combined balance sheet as of December 31, 2004 and the unaudited condensed combined financial statements for the quarter ended March 31, 2004 (the historical combined financial statements) have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us. Management believes the assumptions underlying the historical combined financial statements, including the allocations described below, are reasonable. However, the historical combined financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
Owner’s net investment in the condensed consolidated and combined and historical combined financial statements, includes the accumulated earnings of the businesses as well as cash transfers related to cash management functions performed by Alcan.
      As we were not a stand-alone company and operated as a part of Alcan prior to 2005, the historical combined financial statements include allocations of certain Alcan expenses, assets and liabilities, including the items described below.

General Corporate Expenses
      Alcan allocated general corporate expenses to us based on average head count and capital employed. Capital employed represents Total assets less Total current liabilities (excluding debt), Accrued post-retirement benefits, Deferred credits and other liabilities, and Deferred income taxes. These allocations are reflected in Selling, general and administrative expenses in the historical combined financial statements for the quarter ended March 31, 2004.
      The general corporate expense allocations are primarily for human resources, legal, treasury, insurance, finance, internal audit, strategy and public affairs and amounted to $8 for the quarter ended March 31, 2004. Total corporate office costs, including the amounts allocated, amounted to $10 for the quarter ended March 31, 2004. The costs allocated are not necessarily indicative of the costs that would have been incurred had we performed these functions as a stand-alone company, nor are they indicative of costs that will be charged or incurred in the future. Subsequent to the spin-off, we perform the majority of these functions using our own resources or purchased services; however, for an interim period, certain services were provided by Alcan. As of March 2006, all but three of the approximately 130 service agreements between us and Alcan have ended. It is not practicable to estimate the amount of expenses we would have incurred for the quarter ended March 31, 2004 had we been a stand-alone entity, unaffiliated with Alcan.

Pensions and Post-Retirement Benefits
      Prior to the spin-off, certain of our entities had pension obligations primarily comprised of defined benefit plans in the U.S. and the U.K., unfunded pension benefits in Germany and lump sum indemnities payable upon retirement to employees of businesses in France, Italy, Korea and Malaysia. These pension benefits are managed separately and the related assets, liabilities and costs are included in both the unaudited condensed consolidated and combined and historical combined financial statements.
      Prior to the spin-off, Alcan managed defined benefit plans in Canada, the U.S., the U.K. and Switzerland that include some of our entities. Our share of these plans’ assets and liabilities is not included in the accompanying combined balance sheet as of December 31, 2004. The historical combined financial statements for the quarter ended March 31, 2004, however, include an allocation of the costs of the plans. The costs vary depending on whether the entity was a subsidiary or a division of Alcan at that time. Pension costs of divisions of Alcan that were transferred to us were allocated based on the following methods: service costs were allocated based on a percentage of payroll costs; interest costs, the expected return on assets, and amortization of actuarial gains and losses were allocated based on a percentage of the projected benefit obligation (PBO); and prior service costs were allocated based on headcount. The total allocation of such pension costs amounted to $3 for the quarter ended March 31, 2004. Pension costs of subsidiaries of Alcan that were transferred to us were accounted for on the same basis as a multi-employer pension plan whereby the subsidiaries’ contributions for the period were recognized as net periodic pension cost. There were no contributions by the subsidiaries for the quarter ended March 31, 2004.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      Prior to the spin-off, Alcan provided post-retirement benefits in the form of unfunded healthcare and life insurance benefits to retired employees in Canada and the U.S. that include retired employees of some of our businesses. Our share of these plans’ liabilities is included in the historical combined balance sheet as of December 31, 2004 and our share of these plans’ costs is included in the historical combined statements of income for the quarter ended March 31, 2004.
      Subsequent to the spin-off, certain changes were made to the Alcan plans covering our employees and we also established new pension plans, as described in Note 7 — Post-Retirement Benefits. Refer to Note 2 — Accounting Policies for our accounting policies related to the new pension plans.

Income Taxes
      Income taxes for 2004 were calculated as if all of our operations had been separate tax paying legal entities, each filing a separate tax return in its local tax jurisdiction. For jurisdictions where there was no tax sharing agreement, amounts currently payable were included in Owner’s net investment.

Cash Management
      Cash and cash equivalents in the combined balance sheet as of December 31, 2004 are comprised of the cash and cash equivalents of our businesses, primarily in South America, Asia and parts of Europe, that perform their own cash management functions.
      Historically, Alcan performed cash management functions on behalf of certain of our businesses primarily in North America, the U.K., and other parts of Europe. Cash deposits from these businesses were transferred to Alcan on a regular basis. As a result, none of Alcan’s cash and cash equivalents was allocated to us in the historical combined financial statements. Transfers to and from Alcan were netted against Owner’s net investment. Subsequent to the spin-off, we are responsible for our own cash management functions.

Interest Expense
      We obtain short and long-term financing from third parties and, prior to the spin-off, from related parties. Interest is charged on all short and long-term debt and is included in Interest expense in the accompanying unaudited condensed consolidated and combined statements of income.
      Historically, Alcan provided certain financing to us and incurred third party debt at the parent level. This financing is reflected in the combined balance sheet as of December 31, 2004 within the amounts due to Alcan and is interest-bearing as described in Note 6 — Related Party Transactions. As a result of this arrangement, the historical combined financial statements for the quarter ended March 31, 2004 do not include an allocation of additional interest expense. Our interest expense as a stand-alone company is higher than that recognized in the historical combined financial statements for the quarter ended March 31, 2004.

Derivatives
      During 2004, we entered into derivative contracts, primarily with Alcan, to manage some of our foreign currency and commodity price risk. These contracts are reported at their fair value on the balance sheet. Changes in the fair value of these contracts are recorded in the accompanying unaudited condensed consolidated and combined statements of income in Other expenses (income) — net. The cash flows on the settlement of these derivative contracts are reported as part of net cash provided by operating activities in the condensed combined statement of cash flows for periods prior to the spin-off.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Stock Options
      Stock option expense and other stock-based compensation expense in the condensed combined statement of income for the quarter ended March 31, 2004 includes the Alcan expenses related to the fair value of awards held by certain employees of Alcan’s Rolled Products businesses during the period presented as well as an allocation, calculated based on the average of headcount and capital employed, for Alcan’s corporate office employees. These expenses are not necessarily indicative of what our expenses would have been had we been a separate stand-alone entity in 2004.

Earnings Per Share
      Prior to the spin-off, we were not a separate legal entity with common shares outstanding. Earnings per share for the 2004 period have been presented using our common shares outstanding and common share equivalents immediately after the completion of the spin-off on January 6, 2005.

Subsequent Events
      We have included disclosures in this Form 10-Q/ A with respect to certain subsequent events that have occurred after the filing of the original Form 10-Q in this Note 1 — Background and Basis of Presentation, Note 5 — Restructuring Programs, Note 7 — Post-Retirement Benefits, Note 13 — Long-Term Debt, Note 15 — Commitments and Contingencies and Note 20 — Stock Options and Other Stock-Based Compensation.

2.	ACCOUNTING POLICIES
      The unaudited condensed consolidated and combined financial statements are based upon accounting policies and methods of their application consistent with those used and described in our annual financial statements as contained in our most recent annual report, except for the accounting policies described below and the recently adopted accounting policies described in Note 4 — Accounting Changes. Certain reclassifications and revisions have been made to prior period amounts to conform to the current period presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ended December 31, 2005.

Cash and Cash Equivalents
      Cash and cash equivalents include cash, time deposits, and readily marketable securities with maturities of three months or less at the purchase date.

Principles of Consolidation
      The unaudited condensed consolidated and combined and historical combined financial statements include the accounts of subsidiaries that are controlled by Novelis, all of which are majority owned, as well as a variable interest entity, in which we are the primary beneficiary. We use the equity method of accounting for investments in entities over which we have significant influence. Under the equity method of accounting, our investment is increased or decreased by our share of the undistributed net income or loss and deferred translation adjustments since acquisition. Investments in joint ventures over which we have an undivided interest in the assets and liabilities are consolidated to the extent of our ownership or participation in the assets and liabilities. All other investments in joint ventures are accounted for using the equity method. Other investments are accounted for using the cost method. Under the cost method, dividends received are recorded as income. Cost investments for which there is an active market are

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
accounted for as available-for-sale. Intercompany balances and transactions, including profits in inventories, are eliminated in the unaudited condensed consolidated and combined and historical combined financial statements.

Debt Issuance Costs
      Debt issuance costs related to our senior secured credit facilities are recorded in Deferred charges and other assets and amortized over the life of the related borrowing in Interest expense, using the “effective interest amortization” method. Interest expense does not include a commitment fee on an undrawn bridge financing facility, which is included in Other expenses (income) — net.

Dividend Policy
      Declaration of dividends will depend on, among other things, our financial resources, cash flows generated by our business, cash requirements, restrictions under the instruments governing our indebtedness, and other relevant factors. There can be no assurance that we will continue to pay dividends at the current rate or at all.

Pensions and Post-Retirement Benefits
      Using appropriate actuarial methods and assumptions, we account for our defined benefit pension plans in accordance with FASB Statement No. 87, Employers’ Accounting for Pensions. Other post-retirement benefits are accounted for in accordance with FASB Statement No. 106, Employers’ Accounting for Post-Retirement Benefits Other than Pensions. Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates and are based on expected service period, salary increases and retirement ages of employees. Pension and post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service lives of the employees.

Recently Issued Accounting Standards
      In December 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, (FASB 123(R)), which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123). FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted the fair value based method of accounting for share-based payments effective January 1, 2004 using the retroactive restatement method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes valuation model to estimate the value of stock options granted to employees. We expect to adopt FASB 123(R) on January 1, 2006, and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period in accordance with FASB 123.
      In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies that a

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
conditional asset retirement obligation is a legal obligation to perform an asset retirement activity the timing or method of settlement of which is conditional on a future event. FIN 47 also clarifies that a conditional asset retirement obligation should be recognized if its fair value is reasonably estimable and provides guidance on when there is sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 should be applied no later than the end of the fiscal year 2005. The adoption of FIN 47 will not have a material impact on our financial position, results of operations or cash flows.
      We have determined that all other recently issued accounting pronouncements do not apply to us.

3.	RESTATEMENT OF FINANCIAL STATEMENTS
      On November 7, 2005, we concluded we needed to restate our previously issued financial statements for the first and second quarters of 2005 and delay our periodic filing for the third quarter of 2005 with the SEC because management concluded that two errors in our financial statements were significant enough to warrant the restatement of the first and second quarters of 2005. The first error relates to a June 2005 favorable court ruling in a long-standing Brazilian tax litigation matter. Following a review of the situation, management determined that a $4.6 pre-tax gain from the partial reversal of the liability associated with this litigation, originally recorded in the quarter ended September 30, 2005, should have been recorded in the quarter ended June 30, 2005. The second error relates to the accounting for the income tax impact of exchange rate fluctuations on intercompany loans to our European subsidiaries. We previously recorded a reduction to Income taxes of $4.7 in the quarter ended March 31, 2005, which should have been recorded as a component of Other comprehensive income.
      As a result of these matters, and other questions arising at the time, our Audit Committee engaged special legal counsel and accounting advisors to assist management in conducting a full review of our contingent liabilities and reserves, as well as adjustments made to our opening balance sheet as of January 6, 2005. This review identified additional errors in our historical combined financial statements as well as our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005. As a result of the matters described above and the errors discovered during the review process, we are restating our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005 to correct errors for the following items:

•	income tax accounting;

•	other miscellaneous items; and

•	out-of-period adjustments.
      Income tax accounting. We made multiple adjustments to our unaudited condensed consolidated and combined financial statements to correct our recorded income tax amounts. The most significant tax adjustments are summarized as follows:

•	Germany deemed disposal of goodwill. In connection with our spin-off from Alcan, we entered into an agreement with Alcan whereby our Ohle plant agreed to supply pet food containers to Alcan through a tolling arrangement. Under German tax laws, the effect of shifting from a manufacturing and sale arrangement to a tolling arrangement could be treated as a deemed disposal of goodwill. If treated as such, we would have generated taxable income. However, we failed to record a tax provision of $3.0 for the uncertain tax position in the quarter ended March 31, 2005.

•	Currency impacts on intercompany loans. As discussed above, an error was made in the accounting for income taxes on the currency translations related to intercompany loans to our

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

European subsidiaries. We made intercompany loans to various European subsidiaries in various functional currencies which were other than the U.S. (or Canadian) dollar. For accounting purposes, the currency gains/losses, together with the tax effects should have been recorded to Other comprehensive income. As a Canadian corporation, we file our tax returns in Canadian dollars. After the Canadian dollar made significant currency movements during the third quarter of 2005, we began to analyze the extent to which the currency movement would impact our Income taxes. During this review, we discovered we had incorrectly recorded the tax effects of $4.7 as a reduction to Income taxes instead of as a reduction to Other comprehensive loss to match the treatment of the currency gains/losses. Accordingly, we recorded an additional $4.7 in Income taxes for the quarter ended March 31, 2005.

•	Tax treatment of other currency gains/losses. As part of our review of currency impacts on intercompany loans discussed above, management also identified calculation errors in the first quarter of 2005 where we incorrectly allocated certain currency gains/losses between capital and operating income and losses for Canadian income tax purposes, which impacted the effective tax rate used in the quarter. The correction of the effective tax rate resulted in an increase to Income taxes of $4.0 in the quarter ended March 31, 2005.

•	Tax treatment of the currency impact of spin-related loan repayments. As of December 31, 2004, we owed amounts to Alcan in U.S. dollars. In connection with our spin-off from Alcan, we repaid these loans during the three months ended March 31, 2005. As the U.S. dollar is the functional currency for Novelis Inc., no foreign currency transaction losses were recognized for financial reporting purposes upon repayment of the loans. However, for Canadian tax purposes, there were foreign currency transaction losses treated as capital losses. For the three months ended March 31, 2005, the tax benefit from these foreign currency transaction losses were offset by a valuation allowance, as it was more likely than not that the benefit of these losses would not be realized.
      Other miscellaneous items. We found a number of individually and in the aggregate immaterial errors that resulted in adjustments that reduced Net income by $0.1, net, for the quarter ended March 31, 2005.
      Out-of-period adjustments. In addition to the restatement items discussed above, certain adjustments were made in conjunction with the restatement of our unaudited condensed consolidated and combined financial statements for the first quarter of 2005 that relate to errors made in periods prior to January 1, 2005 (out-of-period adjustments). The net effect of these out-of-period adjustments on our Net income was an increase of $4 for the quarter ended March 31, 2005. However, certain other out-of-period adjustments that decreased Net income by $2, net, were previously reported in our financial statements included in our quarterly report on Form 10-Q for the period ended March 31, 2005, as originally filed. Therefore, the net effect of all out-of-period adjustments on our Net income for the quarter ended March 31, 2005 was an increase of $2.
      The above amounts were individually and in the aggregate not material, both in terms of each prior year and period affected. In addition, we concluded that the impact of the adjustments is immaterial to our financial position, results of operations and cash flows for the first quarter of 2005 and the full year ended December 31, 2005 (based on our expected full year results). Accordingly, we recorded these adjustments in the quarter ended March 31, 2005.
      Restatement of Cash Flows. We also discovered a number of errors in the condensed consolidated and combined statement of cash flows. The errors include a misclassification of costs related to the issuance of debt and the misclassification of net proceeds from economic hedge transactions. The effects of

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
these items are presented in the table showing the restatement effects on our condensed consolidated and combined statement of cash flows below.
      Reclassifications. In connection with the restatements, certain presentation reclassifications have been made to show certain assets and liabilities on a disaggregated basis. Prior period amounts have also been reclassified to conform to the current period presentation.
      The following tables summarize the effects of the restatements and presentation reclassifications on our previously issued unaudited condensed consolidated and combined financial statements:

Summary of Increases (Decreases) in Net Income:	First Quarter 2005

Net income — as previously reported	29

Net adjustments

Errors in income tax accounting	(11)

Out-of-period adjustments	4

Total net adjustments	(7)

Net income (restated)	22

Earnings per share

Net income per share — basic — as previously reported	0.39

Errors in income tax accounting	(0.15)

Out-of-period adjustments	0.06

Effect of restatement adjustments	(0.09)

Net income per share — basic (restated)	0.30

Net income per share — diluted — as previously reported	0.39

Errors in income tax accounting	(0.15)

Out-of-period adjustments	0.06

Effect of restatement adjustments	(0.09)

Net income per share — diluted (restated)	0.30

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Summary of Increases (Decreases) in Regional Income(A):	First Quarter 2005

Regional Income — as previously reported	182

Net adjustments

Other miscellaneous items	(2)

Out-of-period adjustments	(6)

Total net adjustments	(8)

Regional Income (restated)	174

(A)	A discussion of Regional Income and a reconciliation of Regional Income to Income before income taxes and other items can be found in Note 17 — Information by Operating Segments to our unaudited condensed consolidated and combined financial statements.

	First Quarter 2005

	As
	Previously	As
Summary of Restatement Effects on Regional Income by Region:	Reported	Restated

Novelis North America	57	52

Novelis Europe	57	54

Novelis Asia	30	30

Novelis South America	38	38

Total Regional Income	182	174

	First Quarter 2005

	As
Restatement Effects on Our Condensed Consolidated and	Previously		As
Combined Statement of Income:	Reported	Restatements	Restated

Sales and operating revenues

— third parties	2,118	(6)	2,112

	2,118	(6)	2,112

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below

— third parties	1,884	—	1,884

Depreciation and amortization	58	1	59

Selling, general and administrative expenses	76	9	85

Research and development expenses	8	—	8
Other expenses (income) — net

— third parties	(14)	(10)	(24)
Interest expense

— third parties	44	1	45

	2,056	1	2,057

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

	First Quarter 2005

	As
Restatement Effects on Our Condensed Consolidated and	Previously		As
Combined Statement of Income:	Reported	Restatements	Restated

Income before income taxes and other items	62	(7)	55

Income taxes	29	1	30

Income before other items	33	(8)	25

Equity in net income of non-consolidated affiliates	2	—	2

Minority interests in earnings of consolidated affiliates	(6)	1	(5)

Net income	29	(7)	22

Earnings per share

Net income per share — basic	0.39	(0.09)	0.30

Net income per share — diluted	0.39	(0.09)	0.30

	As of March 31, 2005
					As
Restatement and Reclassification	As				Restated
Effects on Our Condensed	Previously		As		and
Consolidated Balance Sheet:	Reported	Restatements	Restated	Reclassifications	Reclassified

ASSETS

Current assets

Cash and cash equivalents	78	1	79	—	79
Trade receivables

— third parties	1,078	21	1,099	—	1,099
Other receivables

— third parties	308	(261)	47	(40)	7

— related parties	38	—	38	—	38

Prepaid expenses	—	—	—	40	40
Inventories

Aluminum	1,085	(36)	1,049	—	1,049

Raw materials	18	1	19	—	19

Other supplies	146	—	146	—	146

	1,249	(35)	1,214	—	1,214

Other current assets	—	227	227	—	227

Total current assets	2,751	(47)	2,704	—	2,704

Deferred charges and other assets	277	(11)	266	(103)	163

Long-term receivables from related parties	93	(1)	92	—	92

Property, plant and equipment, net	2,250	8	2,258	—	2,258

Investments in non-consolidated affiliates	—	—	—	103	103

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

	As of March 31, 2005
					As
	As				Restated
Restatement and Reclassification Effects on	Previously		As		and
Our Condensed Consolidated Balance Sheet:	Reported	Restatements	Restated	Reclassifications	Reclassified

Intangible assets	33	—	33	—	33

Goodwill	263	(15)	248	—	248

Total assets	5,667	(66)	5,601	—	5,601

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt

— third parties	4	—	4	—	4
Short-term borrowings

— third parties	26	(1)	25	—	25
Accounts payable, trade

— third parties	1,443	(38)	1,405	(622)	783

— related parties	36	(2)	34	—	34

Accrued expenses	—	—	—	490	490

Interest payable	—	—	—	25	25

Accrued income taxes	—	—	—	49	49

Other current liabilities	—	—	—	58	58

Total current liabilities	1,509	(41)	1,468	—	1,468

Long-term debt, net of current portion

— third parties	2,851	—	2,851	—	2,851

Accrued post-retirement benefits	—	—	—	309	309

Deferred credits and other liabilities	460	16	476	(309)	167

Deferred income taxes	179	(14)	165	—	165

Minority interests in equity of consolidated affiliates	141	—	141	—	141

Shareholders’ equity

Additional paid-in capital	460	(26)	434	—	434

Retained earnings	52	(8)	44	—	44

Accumulated other comprehensive income	15	7	22	—	22

Total shareholders’ equity	527	(27)	500	—	500

Total liabilities and shareholders’ equity	5,667	(66)	5,601	—	5,601

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

	First Quarter 2005

	As
Restatement Effects on Our Condensed Consolidated and	Previously		As
Combined Statement of Cash Flows:	Reported	Restatements	Restated

Cash and cash equivalents — beginning of period	31	—	31

Net cash provided by operating activities	112	(2)	110

Net cash provided by investing activities	355	9	364

Net cash used in financing activities	(420)	(5)	(425)

Net increase in cash and cash equivalents	47	2	49

Effect of exchange rate changes on cash balances held in foreign currencies	—	(1)	(1)

Cash and cash equivalents — end of period	78	1	79

4.	ACCOUNTING CHANGES

Stock Options and Other Stock-Based Compensation
      Effective January 1, 2004, Alcan retroactively adopted the fair value recognition provisions of FASB 123 for stock options granted to employees. Both the unaudited condensed consolidated and combined and historical combined financial statements include the compensation cost for options granted to certain of our employees. In addition, the historical combined financial statements include an allocation of expenses for Alcan’s corporate office employees. Beginning January 1, 1999, all periods were restated to reflect compensation cost as if the fair value method had been applied for awards issued to these employees after January 1, 1995. We apply the fair value recognition provisions of FASB 123 to our new stock option plans as described in Note 20 — Stock Options and Other Stock-Based Compensation.

Consolidation of Variable Interest Entities
      Effective January 1, 2004, Alcan adopted the provisions of FASB Interpretation No. 46(R) (FIN 46(R), revised December 2003), Consolidation of Variable Interest Entities. In 2004, Alcan determined it was the primary beneficiary of Logan Aluminum Inc. (Logan), a variable interest entity. As a result, both the unaudited condensed consolidated and combined and condensed combined balance sheets include the assets and liabilities of Logan. Logan is a joint venture that manages a tolling arrangement for us and an unrelated party. At the date of adoption of FIN 46(R), Alcan recorded assets of $38 and liabilities of $38 related to Logan that were previously not recorded on its balance sheet. Prior periods were not restated.
      Our investment plus any unfunded pension liability related to Logan totaled $37 as of December 31, 2004 and represents our maximum exposure to loss. Creditors of Logan do not have recourse to our general credit as a result of including Logan in our unaudited condensed consolidated and combined financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

5.	RESTRUCTURING PROGRAMS

2005 Restructuring Activities
      No new material restructuring activities took place in the first quarter of 2005.

2004 Restructuring Activities
      In line with our objective of value maximization, we undertook various restructuring initiatives in 2004.

Pechiney
      In the fourth quarter of 2004, we recorded liabilities of $23 for restructuring costs in connection with the exit of certain operations of Pechiney and these costs were recorded in the allocation of the purchase price of Pechiney as of December 31, 2004. These costs relate to a plant closure in Flemalle, Belgium (Novelis Europe) and comprise $19 of severance costs and $4 of other charges. No further charges are expected to be incurred in relation to this plant closure.

Other 2004 Restructuring Activities
      In the third quarter of 2004, we incurred restructuring charges of $19 relating to the consolidation of our U.K. aluminum sheet-rolling activities in Rogerstone, Wales (Novelis Europe) in order to improve competitiveness through better capacity utilization and economies of scale. Production ceased at the rolling mill in Falkirk, Scotland (Novelis Europe) in December 2004 and the facility was closed in the first quarter of 2005. The charges of $19 include $6 of severance costs, $8 of asset impairment charges, $2 of pension costs, $2 of decommissioning and environmental costs and $1 of other charges, which were recorded in Other expenses (income) — net in the historical combined statement of income.
      In 2004, we incurred restructuring charges of $6 (Q1: nil; Q2: nil; Q3: $1; Q4: $5), relating to the closure and restructuring of corporate offices and a plant in Germany, comprised of $5 (Q1: nil; Q2: nil; Q3: $1; Q4: $4) for severance costs and $1 (Q1: nil; Q2: nil; Q3: nil; Q4: $1) related to costs to consolidate facilities, which were recorded in Other expenses (income) — net in the historical combined statement of income. No further charges are expected to be incurred in relation to these restructuring activities.
      In 2005, we recorded recoveries of $1 in connection with 2004 restructuring program activities in Nachterstedt, Germany.

2001 Restructuring Program
      In 2001, Alcan implemented a restructuring program, resulting in a series of plant sales, closures and divestitures throughout the organization. A detailed business portfolio review was undertaken in 2001 to identify high cost operations, excess capacity and non-core products. Impairment charges were recognized as a result of negative projected cash flows and recurring losses. These charges related principally to buildings, machinery and equipment. This program was essentially completed in 2003.
      In 2004, we recorded recoveries related to the 2001 restructuring program comprised of $7 (Q1: $7; Q2: nil; Q3: nil; Q4: nil) relating to a gain on the sale of assets related to the closure of facilities in Glasgow, U.K. (Novelis Europe) and a recovery of $1 (Q1: nil; Q2: $1; Q3: nil; Q4: nil) relating to a provision in the U.S. (Novelis North America).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      In 2005, we recorded recoveries of $1 in connection with 2001 restructuring program activities in Rogerstone, Wales.
      The schedule provided below shows details of the provision balances, related cash payments and recoveries for the significant restructuring activities included in Other expenses (income) — net in the unaudited condensed consolidated and combined statements of income:

		Asset
	Severance	Impairment
	Costs	Provisions	Other	Total

Provision balance as of January 1, 2004	19	—	15	34

Year Ended December 31, 2004 activity:

Charges (recoveries) recorded in the statement of income	10	8	(1)	17

Liabilities recorded in the allocation of the Pechiney purchase price	19	—	4	23

Cash payments — net	(14)	—	(5)	(19)

Non-cash charges (recoveries)	—	(8)	6	(2)

Provision balance as of December 31, 2004	34	—	19	53

Three months ended March 31, 2005 activity (restated):

Recoveries recorded in the statement of income (restated)	(2)	—	—	(2)

Cash payments — net (restated)	(3)	—	(2)	(5)

Effect of exchange rate changes on ending provision balances (restated)	(1)	—	(1)	(2)

Provision balance as of March 31, 2005 (restated)	28	—	16	44

Subsequent Events
      In connection with our 2004 restructuring activities, we received $7 in proceeds from the sale of land at the closed rolling mill in Falkirk, Scotland (Novelis Europe) in October 2005 resulting in a gain of $7.
      In January 2006, we announced an agreement with Atlante Srla for the sale of land in Borgofranco, Italy, that is currently occupied by one of our casting alloy plants. We had previously announced our decision to close the facility by the end of March 2006. Atlante Srla, a new Italian energy company, plans to develop a business on the site and took possession of approximately three-quarters of the land on April 1, 2006, with the balance transferring at a later date. We will retain responsibility for environmental remediation of the site, including the elimination of any remaining salt cake byproduct from the casting alloys operation. We will record a pre-tax accounting charge of approximately $17 in connection with this sale. For the second half of 2005, we recorded a charge of $14 (Q3: $12; Q4: $2) for Borgofranco. Approximately $6 is for environmental remediation while the remainder is related to asset write-downs and redundancies. In the first quarter of 2006, we expect to record an additional charge of approximately $3 for redundancy and decommissioning.
      In March 2006, we announced additional actions in the restructuring of our European operations, with the sale of our aluminum rolling mill in Annecy, France to private equity firm American Industrial Acquisition Corporation and the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closure of two non-core business lines located within those facilities. We will record a pre-tax accounting charge of approximately $14 in connection with the sale of the Annecy plant, and a pre-tax accounting charge in the $10

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
to $12 range for the restructuring of the Ohle and Ludenscheid operations for the first quarter of 2006. These charges include redundancy costs and the write-off of assets on the balance sheet.

6.	RELATED PARTY TRANSACTIONS
      The following table describes the nature and amounts of transactions that we had with related parties during the quarters ended March 31, 2005 and 2004. In 2004, Alcan was considered a related party to Novelis. However, subsequent to the spin-off, Alcan is no longer a related party as defined in FASB Statement No. 57, Related Party Disclosures, and accordingly, all transactions between Novelis and Alcan are third party transactions.

Three Months Ended March 31	2005	2004

Sales and operating revenues(A)

Alcan	—	92

Cost of sales and operating expenses(A)

Alcan	—	80

Research and development expenses(B)

Alcan	—	6

Interest expense(C)

Alcan	—	8

Other expenses (income) — net

Service fee income(D)	—	(9)

Service fee expense(E)	—	9

Interest income(F)	—	(5)

Derivatives(G)	—	(44)

Other	—	6

Total other expenses (income) — net arising from transactions with Alcan	—	(43)

Purchase of inventory/tolling services

Aluminium Norf GmbH	51	48

Alcan(H)	—	493

(A)	We purchase from and sell materials to Alcan in the ordinary course of business.

(B)	These expenses represent an allocation of research and development expenses incurred by Alcan on behalf of Novelis.

(C)	As discussed further below and in Note 12 — Short-Term Borrowings and Note 13 — Long-Term Debt, we had various short-term borrowings and long-term debt payable to Alcan where interest was charged on both a fixed and a floating rate basis.

(D)	Service fee income arises from sales of research and development and other corporate services to Alcan.

(E)	Service fee expense arises from the purchase of corporate services from Alcan.

(F)	Represents interest income earned on outstanding advances and loans to Alcan.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

(G)	Alcan was the counterparty to most of our metal and currency derivatives.

(H)	Alcan is our primary third party supplier of prime and sheet ingot. Refer to Note 15 — Commitments and Contingencies.
      The table below describes the nature of and the period-end balances that we have with related parties:

	March 31,
	2005	December 31,
As of	(restated)	2004

Trade receivables(A)

Alcan	—	87

Other receivables

Alcan(B)	—	801

Aluminium Norf GmbH(C)	38	45

	38	846

Long-term receivables

Alcan	—	2

Aluminium Norf GmbH(C)	92	102

	92	104

Current portion of long-term debt

Alcan(D)	—	290

Short-term borrowings

Alcan(E)	—	312

Accounts payable, trade

Alcan(A)	—	356

Aluminium Norf GmbH(A)	34	45

	34	401

Long-term debt, net of current portion

Alcan(D)	—	2,307

(A)	We purchase from and sell materials to Alcan and we purchase services from an investee accounted for under the equity method, in the ordinary course of business.

(B)	The balance at December 31, 2004 includes various short-term floating rate notes totaling Euro 266 million and $55 maturing within one year that were settled by Alcan in 2005 as part of our spin-off.

(C)	The balances represent current and non-current portions of a loan to an investee accounted for under the equity method.

(D)	We had various loans payable to Alcan as of December 31, 2004 as described in Note 13 — Long-Term Debt that were repaid in the first quarter of 2005.

(E)	The balance at December 31, 2004 is comprised of loans due to Alcan in various currencies including Euro 193 million and GBP 20 million that were repaid in 2005 as part of our spin-off.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

7.	POST-RETIREMENT BENEFITS
      Our pension obligations relate to funded defined benefit pension plans we have established in the United States, Canada and the United Kingdom, unfunded pension benefits primarily in Germany, and lump sum indemnities payable upon retirement to employees of businesses in France, Korea, Malaysia and Italy. Pension benefits are generally based on the employee’s service and either on a flat dollar rate or on the highest average eligible compensation before retirement. In addition, some of our entities participate in defined benefit plans managed by Alcan in the U.S., the U.K. and Switzerland.
      In 2005, the following transactions transpired related to existing Alcan pension plans covering our employees:

a) In the U.S., for our employees previously participating in the Alcancorp Pension Plan and the Alcan Supplemental Executive Retirement Plan, Alcan agreed to recognize up to one year of additional service in its plan as long as such employee worked for us and we paid to Alcan the normal cost (in the case of the Alcancorp Pension Plan) and the current service cost (in the case of the Alcan Supplemental Executive Retirement Plan);

b) In the U.K., the sponsorship of the Alusuisse Holdings U.K. Ltd Pension Plan was transferred from Alcan to us and renamed the Novelis U.K. Pension Plan. No new plan was established. Approximately 400 of our employees who previously participated in the British Alcan RILA Plan remained in that plan for 2005. We are responsible for remitting to Alcan both the employee and employer contributions as agreed with the trustees of the plan for the 2005 year; and

c) In Switzerland, we became a participating employer in the Alcan Swiss Pension Plans and our employees are participating in these plans for up to one year (or longer with Alcan approval) provided we make the required pension contributions.
      For the quarter ended March 31, 2005, we contributed $4 to the Alcan sponsored plans described above.
      The following plans were newly established in 2005 to replace the Alcan pension plans that previously covered our employees (other Alcan pension plans covering our employees were assumed by us):
      Novelis Pension Plan (Canada) — The Novelis Pension Plan (Canada) provides for pensions calculated on service (no cap) and eligible earnings which consist of the average annual salary and the short-term incentive award up to its target during the 36 consecutive months when they were the greatest. The normal form of payment of pensions is a lifetime annuity with either a guaranteed minimum of 60 monthly payments or a 50% lifetime pension to the surviving spouse.
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
      The board of directors reviewed management’s recommendations with respect to certain modifications of our post-retirement benefit plans. On October 28, 2005, our board of directors approved and adopted the following changes related to post-retirement benefit plans:

a) New salaried employees (new as of January 1, 2005 in the U.S. and as of January 1, 2006 in Canada and the U.K.) will participate in Defined Contribution (DC) retirement plan arrangements

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

rather than Defined Benefit (DB) plans. The Novelis board of directors also approved the adoption of the Novelis Savings and Retirement Plan effective December 1, 2005 replacing the Alcancorp Employees’ Savings Plan (for U.S. salaried employees) and adding a retirement account feature to the plan;

b) As a result of the spin-off, account balances in the Alcancorp Employees’ Savings Plans (Salaried Plan and Hourly Plan) were transferred to the new Novelis Savings and Retirement Plan (for salaried employees) and the new Novelis Hourly Savings Plan (for hourly “union” employees). To accomplish this transfer, a freeze was placed on all account activity including loan requests, withdrawals, distributions, fund exchanges (transfers), contribution allocation changes and account balance inquiries during the transition period. The freeze began on December 2, 2005 and ended during the week of December 11, 2005; and

c) Pursuant to the Employee Matters Agreement (EMA) between Alcan and Novelis, active Novelis transferred employees continue to participate in the Alcancorp Pension Plan (ACPP) until December 31, 2005. Effective October 28, 2005, the Novelis board of directors approved the adoption of Novelis DB pension arrangements (to be called the Novelis Pension Plan (NPP) in the U.S.) for employees who participated in a DB plan with Alcan. Under the terms of the EMA and subject to Internal Revenue Service (IRS) requirements, assets and liabilities will be transferred from ACPP to the new NPP. Similar, but not identical, actions will occur in Canada and the U.K. for pensions.
      These transfers of assets and liabilities may have a material impact on our financial statements in 2006. We are unable to determine the amount with certainty at this time, as the relevant employee elections have not been made.
      Alcan provides unfunded health care and life insurance benefits to retired employees in Canada and the United States, which include retired employees of some of our businesses. Our share of these plans’ liabilities and costs are included in the historical combined financial statements. We expect to pay benefits of $6 in 2005 related to these plans.
      Components of net periodic benefit cost are shown in the table below:

			Other
	Pension Benefits		Benefits

Three Months Ended March 31	2005	2004	2005	2004

	(restated)

Components of net periodic benefit cost

Service cost	4	5	1	—

Interest cost	8	7	3	2

Expected return on assets	(6)	(6)	—	—
Amortization

— actuarial losses	2	1	—	—

— prior service cost	1	1	—	—

Net periodic benefit cost	9	8	4	2

      The expected long-term rate of return on plan assets is 7.5% in 2005.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Employer Contributions
      Our pension funding policy is to contribute the amount required to provide for contractual benefits attributed to service to date, and to amortize unfunded actuarial liabilities, for the most part over periods of 15 years or less. We previously disclosed in our historical combined financial statements for the year ended December 31, 2004 that we expected to contribute $10 to our funded pension plans in 2005. The contributions are expected to be fully comprised of cash. As of March 31, 2005, $10 has been contributed, and we expect to contribute an additional $6 over the remainder of the year. The additional contributions are necessary to fund pension plan deficits in certain countries as well as new pension plans created subsequent to our spin-off. We also expect to pay $9 of unfunded pension benefits and lump sum indemnities in 2005.
      We also participate in savings plans in Canada and the U.S. as well as defined contribution pension plans in Malaysia and Brazil. We expect to make contributions of $9 to these plans in 2005 ($8 in 2004).

8.	OTHER EXPENSES (INCOME) — NET
      The following table presents the components of Other expenses (income) — net:

Three Months Ended March 31	2005	2004

	(restated)

Restructuring costs (recoveries) — net	(2)	—

Gain on disposal of fixed assets	(1)	(6)

Interest income	(2)	(6)

Realized gains on derivatives(A)	(8)	—

Exchange (gains) losses	(12)	1

Unrealized gains on change in market value and reclassification of derivatives(B)	(16)	(42)

Bridge financing commitment fee	11	—

Provisions for legal and environmental reserves	6	—

Other	—	14

	(24)	(39)

(A)	Includes metal, natural gas and energy derivatives.

(B)	Included in the three months ended March 31, 2005 is $43 in pre-tax unrealized losses ($29 after-tax) on the change in market value of derivative contracts, primarily with Alcan, for the period from January 1 to January 5, 2005, as described in Note 1 — Background and Basis of Presentation.

9.	INCOME TAXES
      The provision (benefit) for income taxes is comprised of the following:

Three Months Ended March 31	2005	2004

	(restated)

Current	58	24

Deferred	(28)	19

	30	43

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      The effective tax rates for the first quarters of 2005 and 2004 were 55% and 38%, respectively, compared to the Canadian statutory rate of 33% for both periods. For the first quarter of 2005, the reconciliation of income taxes at the Canadian statutory rate to our effective rate is as follows:

		Tax Rate
Three Months Ended March 31, 2005	(restated)	Component

Income before income taxes and other items	55

Income taxes at statutory rate	18	33%

Adjustments to the statutory rate:

Difference in effective tax rates of foreign subsidiaries	1	2%

Unrealized benefit on losses	11	20%

Out-of-period adjustments	(7)	(13)%

Exchange translation items	(11)	(20)%

Taxes relating to the spin-off transaction	6	11%

Reduced-rate or tax-exempt items	7	13%

Other — net	5	9%

Income taxes at effective rate	30	55%

      The 2004 historical combined financial statements were prepared on a carve-out basis. A comparison of our first quarter 2004 effective rate to the statutory rate would not be meaningful.

10.	EARNINGS PER SHARE
      We use the treasury stock method to calculate the dilutive effect of stock options and other stock equivalents (dilutive shares). The following table shows the information used in the calculation of basic and diluted earnings per share:

Three Months Ended March 31	2005	2004

	(restated)

Numerator:

Net income	22	69

Denominator (number of common shares in millions):

Weighted average number of outstanding shares	73.99	73.99

Effect of dilutive shares	0.22	0.44

Adjusted number of outstanding shares	74.21	74.43

Earnings per share — basic (in US$)	0.30	0.93

Earnings per share — diluted (in US$)	0.30	0.92

      Options to purchase an aggregate of 2,723,914 of our common shares were held by our employees as of March 31, 2005. Of these, 1,382,771 options to purchase common shares at an average exercise price of $19.41 per share were dilutive for the period presented. These dilutive stock options are equivalent to 201,033 Novelis common shares. Additionally, there are 14,025 Director Deferred Share Units (DDSUs) (see Note 20 — Stock Options and Other Stock-Based Compensation) that were granted on April 1, 2005

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
for the period ended March 31, 2005 and included as dilutive shares. The number of anti-dilutive Novelis options held by our employees as of March 31, 2005 was 1,341,143.
      As of March 31, 2004, under rules applicable to carve-out statements, the effect of dilutive stock options was calculated based on an aggregate of 1,356,735 Alcan common shares held by Novelis employees. Of these, 685,285 options to purchase Alcan common shares, at an average exercise price of CAN$38.86 (US$29.96) per share were dilutive for the period presented. These dilutive stock options were equivalent to 443,351 Novelis common shares. The number of anti-dilutive Alcan options held by Novelis employees as of March 31, 2004 was 671,450.

11.	SALES AND FORFAITING OF TRADE ACCOUNTS RECEIVABLES
      Prior to the spin-off, we transferred third party trade receivables to Alcan, a related party, which were then subsequently sold to a financial institution under Alcan’s accounts receivable securitization program. Subsequent to the spin-off, we have not securitized any of our third party trade receivables.
      Novelis Korea Limited forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 120 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are not included in the accompanying unaudited condensed consolidated and combined balance sheets.
      The table below summarizes forfaiting activities for the periods presented:

Three Months Ended March 31	2005	2004

Receivables forfaited during the period	51	47

Expense recognized due to forfaiting activities	—	—

As of	March 31, 2005	December 31, 2004

Forfaited receivables outstanding	44	50

12.	SHORT-TERM BORROWINGS
      As of December 31, 2004, our short-term borrowings were $229 due to third parties and $312 due to Alcan. In order to facilitate the separation of Novelis and Alcan, we executed substantial and material debt restructuring and financing transactions in early January and February of 2005, whereby we effectively replaced all of our financing obligations to Alcan and certain other third parties with new third party debt aggregating $2,951 (see Note 13  — Long-Term Debt). Alcan, a related party at December 31, 2004, was repaid in 2005, primarily as a related party, through both cash and non-cash transactions. As of March 31, 2005, short-term borrowings due to third parties totaled $25 consisting of $6 of borrowings in the U.S. through local banking relationships not under a line of credit, and $19 under lines of credit in Europe and Brazil. The carrying amount approximates fair value because this debt has short periods to maturity and market rates of interest. As of March 31, 2005, the weighted average interest rate on short-term borrowings was 3.28%.
      A contractual short-term line of credit in Brazil totaled $25 as of March 31, 2005, of which $23 was available. The senior secured credit facility for $1,800 (see Note 13 — Long-Term Debt) includes a $500

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
five-year multi-currency revolving credit and letter of credit facility. As of March 31, 2005, $18 of the $500 facility was utilized including $1 for letters of credit.

13.	LONG-TERM DEBT

	March 31,	December 31,
As of	2005	2004

DUE TO RELATED PARTIES

Total related party debt(A)	—	2,597

Less: current portion	—	(290)

Long-term related party debt, net of current portion	—	2,307

DUE TO THIRD PARTIES

Novelis Inc.

Floating rate Term Loan B, due 2012(B)	444	—

7.25% Senior Notes, due 2015(D)	1,400	—

Novelis Corporation

Floating rate Term Loan B, due 2012(B)(C)	771	—

Novelis Switzerland S.A.

Capital lease obligation, due 2020 (Swiss Francs (CHF) 62 million)(E)	52	—

Novelis Korea Limited(F)

Bank loan, due 2008	50	—

Bank loan, due 2007	70	70

Bank loan, due 2007 (Korean won (KRW) 40 billion)	39	39

Bank loan, due 2007 (KRW 25 billion)	24	24

Bank loans, due 2005/2011 (KRW 2 billion)	2	2

Other

Other debt, due 2009	3	5

Total third party debt	2,855	140

Less: current portion	(4)	(1)

Long-term third party debt, net of current portion	2,851	139

(A)	All of our related party debt of $2,597 as of December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 and fixed rate promissory notes (Alcan Notes) obtained in December 2004 of $1,205. The Alcan Notes as of December 31, 2004, plus additional Alcan Notes of $170 issued in January 2005 comprised the $1,375 bridge financing provided by Alcan as a result of the spin-off transaction described in Note 1 — Background and Basis of Presentation. The Alcan Notes were repaid in February 2005 with the net proceeds from the $1,400 10-year Senior Notes issued in February 2005 (note (D) below).

(B)	In connection with the spin-off transaction described in Note 1 — Background and Basis of Presentation, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1,800. These facilities consist of: (1) a $1,300 seven-year senior secured Term Loan B facility,

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

bearing interest at LIBOR plus 1.75% (the effective rate at March 31, 2005 was 4.50% assuming the selection of 3-month LIBOR as our borrowing choice), all of which was borrowed on January 10, 2005, and (2) a $500 five-year multi-currency revolving credit facility. The Term Loan B facility consists of an $825 Term Loan B in the U.S. and a $475 Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the spin-off transaction to refinance our related party debt with Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been recorded in Deferred charges and other assets and are being amortized over the life of the related borrowing in Interest using the “effective interest amortization” method.

The credit agreement relating to the senior secured credit facilities includes customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio.

The credit agreement for the $1,800 facility requires that we deliver quarterly and audited annual financial statements to the lenders within a specified period of time. Due to the restatement described in Note 3 — Restatement of Financial Statements, we sought and obtained the consent from our lenders to extend the financial statement filing and reporting deadlines under the credit agreement to June 15, 2006 for our Form 10-Q for the quarter ended September 30, 2005; to September 29, 2006 for our Form 10-K for the year ended December 31, 2005; to October 31, 2006 for our Form 10-Q for the quarter ended March 31, 2006; to November 30, 2006 for our Form 10-Q for the quarter ending June 30, 2006; and to December 29, 2006 for our Form 10-Q for the quarter ending September 30, 2006.

As of March 31, 2006, we had $855 outstanding under the credit agreement.

(C)	We have entered into interest rate swaps to fix the interest rate on $310 of the Novelis Corporation floating rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years.

(D)	On February 3, 2005, we issued $1,400 aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes, which were priced at par, bear interest at 7.25% and will mature on February 15, 2015. The net proceeds of the Senior Notes were used to repay the Alcan Notes.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfer of assets, certain consolidations or mergers and certain transactions with affiliates.

The indenture governing the Senior Notes provides that we file a registration statement for registered notes to be exchanged for the notes privately placed to the original investors. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete an exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date. As a result, we began to accrue additional special interest at a rate of 0.25% from November 11, 2005. In addition, the indenture and the registration rights agreement provide that the rate of additional special interest increases 0.25% during each subsequent 90-day period until the exchange offer closes, with the maximum amount of additional special interest being 1.00% per year. The rate of additional special interest is currently 0.75%. If we do not complete the exchange offer by August 8, 2006, the rate of additional special interest will increase to 1.00%. We expect to file a post-effective amendment to the registration statement registering the Senior Notes being issued in the exchange offer and complete

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

the exchange as soon as practicable following the date we are current on our reporting requirements. We will cease paying additional special interest once the exchange offer is completed.

Under the indenture, we are also required to deliver to the trustee a copy of our periodic reports filed with the SEC within time periods specified for filing by SEC rules. Our failure to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2005, our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006 gave certain rights to the trustee and the noteholders under the indenture to accelerate maturity of the Senior Notes if they provide us notice and we do not cure the breach within 60 days. However, neither the trustee nor the noteholders have provided us such a notice to date. As a result, we continue to classify the Senior Notes as long-term.

(E)	In connection with the spin-off, we entered into a fifteen-year capital lease agreement with Alcan for assets in Sierre, Switzerland, which has an implied interest rate of 7.5% and calls for fixed quarterly payments of $1 (1.7 million CHF). The following table presents future minimum payments under this capital lease in US$ as of March 31, 2005:

Payments in Year Ended December 31

Remainder of 2005	4

2006	6

2007	6

2008	6

2009	6

2010	6

Thereafter	54

Total payments	88

Less: interest portion	(36)

Total capital lease obligation included in long-term debt	52

(F)	In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 floating rate long-term loan which was subsequently swapped for a 4.55% fixed rate KRW 73 billion loan and into two long-term floating rate loans of $39 (KRW 40 billion) and $24 (KRW 25 billion), which were then swapped for fixed rate loans of 4.80% and 4.45%, respectively. In 2005, interest on another loan for $2 (KRW 2 billion) ranged from 3.00% to 4.47% (2004: 3.00% to 5.50%). In February 2005, Novelis Korea entered into a $50 million floating rate long-term loan which was subsequently swapped for a 5.30% fixed rate KRW 51 billion loan.
      In 2004, we entered into a loan and corresponding deposit and guarantee agreement for $90 which had a balance of $80 at March 31, 2005. We do not include the amounts in our unaudited condensed consolidated and combined financial statements as the agreements include a legal right of setoff.
      Based on rates of exchange at March 31, 2005, debt repayment requirements for the remainder of fiscal 2005 and over the next five years amount to $4 in 2005, $3 in 2006, $136 in 2007, $53 in 2008, $3 in 2009 and $3 in 2010. We made an optional principal prepayment of $85 on our Term Loan on March 31, 2005 and, in the process, satisfied a 1% per annum principal amortization requirement for fiscal year 2010. The senior secured credit facility (note (B) above) also requires us potentially to prepay an additional portion of our Term Loans annually, based on a defined formula. This amount cannot be

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
determined in advance and has therefore not been included in the future debt payment requirements shown above.
      As of March 31, 2005, we were in compliance with all the financial covenants in our debt agreements, but see the discussion of the restatement effects on our debt agreements above in note (B) and (D).

14.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
      In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and other commodity prices. Such instruments are used for risk management purposes only. Alcan is the principal counterparty to our aluminum forward contracts and some of our aluminum options. As described in Note 6 — Related Party Transactions, in 2004 and prior years, Alcan was considered a related party to us. However, subsequent to the spin-off, Alcan is no longer a related party, as defined in FASB Statement No. 57, Related Party Disclosures.
      There have been no material changes in financial instruments and commodity contracts during the first quarter of 2005, except as noted below.
      During the first quarter of 2005, we entered into U.S. dollar interest rate swaps totaling $310 with respect to the Term Loan B in the U.S., and $766 of cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million) with respect to intercompany loans to several European subsidiaries. The aggregate fair value of these derivatives at March 31, 2005 was an asset of $12.

Financial Instruments — Fair Value
      On March 31, 2005, the book value of our long-term debt totals $2,855 (2004: $2,737). The 7.25% Senior Notes, due 2015, total $1,400 of this amount and have a fair value of $1,372 based on available market prices. For the remainder of our debt and all other financial assets and liabilities, book value approximates fair value because the variable interest rates on the debt re-set to market rates periodically.

15.	COMMITMENTS AND CONTINGENCIES
      As described in Note 6 — Related Party Transactions, Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan represent 50% of total prime and sheet ingot third party purchases for the quarter ended March 31, 2005 (2004: 51%).
      In connection with our separation from Alcan, we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Alcan for claims successfully brought against Alcan or for the defense of, or defend, legal actions that arise from time to time in the normal course of our rolled products business including commercial and contract disputes, employee-related claims and tax disputes (including several disputes with Brazil’s Ministry of Treasury regarding taxes and social security contributions).

Legal Proceedings
      The Reynolds Boat Case described below is our largest known non-environmental legal claim that is currently active.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      Reynolds Boat Case. We and Alcan are defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB. Trial before a jury began on May 1, 2006. Plaintiffs Reynolds Metals Company and Alcoa, Inc. claim, under various warranty, negligence, and contractual theories, that from 1998 to 2001 we and Alcan Inc. sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. Plaintiffs are claiming approximately $75 in damages, including approximately $15 in prejudgment interest. We currently believe we have several defenses that will limit or prevent the imposition of additional monetary liability on us. As of April 2006, we have expended approximately $1 defending this claim under our self-insured retention. The current range of reasonably possible additional loss is $1 to $75. We also currently believe that our remaining uninsured exposure is approximately $1 and that insurance should be responsible for any additional fees, costs or other monetary liability, notwithstanding reservation of rights letters we and Alcan received. While the ultimate resolution of, and liability and costs related to, this case cannot be determined with certainty or reasonably estimated due to the considerable uncertainties that exist, if there is an adverse outcome not covered by insurance, it could have a material impact on our financial position, operating results or cash flows in the quarter in which such liability is determined.
      We may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on our business, financial condition or liquidity.

Environmental Matters
      The following describes certain environmental matters relating to our business for which we assumed liability as a result of our separation from Alcan. None of the environmental matters include government sanctions of one-hundred thousand dollars or more.
      We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Such laws typically impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses, on those persons who contributed to the release of a hazardous substance into the environment. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.
      As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
remaining clean-up costs related to environmental matters will be in the range of $39 to $53. A liability of $52 has been recorded on the unaudited condensed consolidated and combined balance sheets at March 31, 2005, in Deferred credits and other liabilities. Management has reviewed the environmental matters for which we assumed liability as a result of our separation from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or liquidity.
      With respect to environmental loss contingencies, we record a loss contingency on a non-discounted basis whenever such contingency is probable and reasonably estimable. The evaluation model includes all asserted and unasserted claims that can be reasonably identified. Under this evaluation model, the liability and the related costs are quantified based upon the best available evidence regarding actual liability loss and cost estimates. Except for those loss contingencies where no estimate can reasonably be made, the evaluation model is fact-driven and attempts to estimate the full costs of each claim. Management reviews the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The estimated costs in respect of such reported liabilities are not offset by amounts related to cost-sharing between parties, insurance, indemnification arrangements or contribution from other potentially responsible parties unless otherwise noted.
      Oswego North Ponds. Oswego North Ponds is currently our largest known single environmental loss contingency. In the late 1960s and early 1970s, Novelis Corporation (a wholly-owned subsidiary of ours and formerly known as Alcan Aluminum Corporation, or Alcancorp.) in Oswego, New York used an oil containing polychlorinated biphenyls (PCBs) in its re-melt operations. At the time, Novelis Corporation utilized a once-through cooling water system that discharged through a series of constructed ponds and wetlands, collectively referred to as the North Ponds. In the early 1980s, low levels of PCBs were detected in the cooling water system discharge and Novelis Corporation performed several subsequent investigations. The PCB-containing hydraulic oil, Pydraul, which was eliminated from use by Novelis Corporation in the early 1970s, was identified as the source of contamination. In the mid-1980s, the Oswego North Ponds site was classified as an “inactive hazardous waste disposal site” and added to the New York State Registry. Novelis Corporation ceased discharge through the North Ponds in mid-2002.
      In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. At March 31, 2005, our estimated cost associated with this remediation was approximately $25. In the third quarter of 2005, we revised our estimated cost associated with this remediation to $19. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and we believe that our estimate of $19 is reasonable and that the remediation plan will be approved and implemented in 2006.
      Borgofranco. As of March 31, 2005, we had recorded an aggregate reserve of $13 with respect to environmental matters at our Borgofranco, Italy plant. A stockpile of salt cake, a by-product of the production process at our Borgofranco, Italy plant, has accumulated over several years. A reserve of approximately $8 has been provided for its processing and disposal. Further, tests on the soil at the Borgofranco site discovered additional contamination. A reserve of approximately $5 was established to cover the expected remediation required.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Judicial Deposits
      Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, we have made cash deposits of $6 (2004: $7) into judicial depository accounts pending finalization of the related cases. These amounts are included in Deferred charges and other assets on our balance sheets. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases.
      Although there is a possibility that liabilities may arise in other instances for which no accruals have been made, we do not believe that it is probable that any losses in excess of accrued amounts would have a material adverse effect on our business, financial condition or liquidity, absent unusual circumstances.
      In addition, see references to income taxes in Note 9 — Income Taxes and debt repayments in Note 13 — Long-Term Debt.

16.	COMPREHENSIVE INCOME (LOSS)
      The following table summarizes the components of Comprehensive income (loss):

Three Months Ended March 31	2005	2004

	(restated)

Net income	22	69

Other comprehensive income (loss):

Net change in deferred translation adjustments	(53)	(39)

Net change in minimum pension liability — net of taxes of $6 in 2005 and nil in 2004	(13)	—

Comprehensive income (loss)	(44)	30

      The following table summarizes the components of Accumulated other comprehensive income:

	March 31,	December 31,
As of	2005	2004

	(restated)

Deferred translation adjustments	67	120

Minimum pension liability	(45)	(32)

Accumulated other comprehensive income	22	88

17.	INFORMATION BY OPERATING SEGMENTS
      The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of four operating segments. The four operating segments are Novelis North America, Novelis Europe, Novelis Asia and Novelis South America. Subsequent to our spin-off from Alcan in 2005, we, as a stand-alone entity, measure the profitability of our operating segments based on Regional Income. Prior periods presented have been recast. Regional Income comprises earnings before interest, income taxes, equity income, minority interests, depreciation and amortization and excludes certain items, such as corporate, restructuring costs, impairment and other rationalization charges. These items are managed by our corporate head office, which focuses on strategy development and oversees corporate governance, policy, legal compliance, human resources, and finance matters. The change in market value of derivatives, with the exception of unrealized gains or losses on certain cash flow hedges, is removed from individual Regional Income and is shown on a separate line. We believe that this

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
presentation provides a portrayal of our underlying regional group results that is in line with our portfolio approach to risk management.
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
      The accounting principles used to prepare the information by operating segment are the same as those used to prepare our unaudited condensed consolidated and combined financial statements, except the operating segments include our proportionate share of joint ventures (including joint ventures accounted for using the equity method) as they are managed within each operating segment, with the adjustments for equity-accounted joint ventures shown on a separate line in the reconciliation to Income before taxes and other items.
      The operating segments are described below:

Novelis North America
      Headquartered in Cleveland, Ohio, this segment manufactures aluminum sheet and light gauge products and operates 12 plants, including two recycling facilities, in two countries.

Novelis Europe
      Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 17 plants, including two recycling facilities, in seven countries. This segment ceased operations in Falkirk, Scotland in December 2004.

Novelis Asia
      Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

Novelis South America
      Headquartered in Sao Paulo, Brazil, this segment comprises bauxite mining, alumina refining, smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates five plants in Brazil. The Brazilian bauxite, alumina and smelting assets are included in the group because they are integrated with the Brazilian rolling operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Corporate
      This classification is not an operating segment; it includes all costs incurred by our corporate offices in Atlanta, Georgia, and Toronto, Ontario, Canada. Under Alcan’s management structure, this classification was referred to as Intersegment and other and it included the deferral or realization of profits on intersegment sales of aluminum and alumina, corporate office costs as well as other non-operating items.

Risk Concentration
      All four operating segments recorded revenues from Rexam Plc (Rexam), a third party, during 2005 and 2004. Revenues from Rexam of $252 (2004: $224) represented approximately 12% (2004: 12%) of total revenues for the quarter ended March 31, 2005.

Selected Segment Operating Information
      The following table presents intersegment and third and related party Sales and operating revenues by operating segment:

			Third and
Sales and Operating Revenues	Intersegment		Related Parties

Three Months Ended March 31	2005	2004	2005	2004

			(restated)

Novelis North America	1	1	823	670

Novelis Europe	19	5	806	756

Novelis Asia	3	2	338	268

Novelis South America	16	8	148	118

Adjustments for equity-accounted joint ventures	—	—	(3)	(2)

Eliminations	(39)	(16)	—	—

	—	—	2,112	1,810

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      The following table presents Regional Income by operating segment and reconciles Total Regional Income to Income before income taxes and other items as presented in our statements of income:

Three Months Ended March 31	2005	2004

	(restated)

Regional Income

Novelis North America	52	69

Novelis Europe	54	42

Novelis Asia	30	20

Novelis South America	38	28

Total Regional Income	174	159

Corporate	(25)	(10)

Depreciation and amortization	(59)	(61)

Adjustments for equity-accounted joint ventures	(12)	(11)

Change in market value of derivatives	19	49

Restructuring, rationalization and impairment recoveries	3	7

Interest expense	(45)	(19)

Income before income taxes and other items	55	114

      The following table presents Total assets by operating segment and other:

	March 31,	December 31,
As of	2005	2004

Novelis North America	1,438	1,406

Novelis Europe	2,440	2,885

Novelis Asia	986	954

Novelis South America	767	779

Corporate, eliminations and other adjustments	(30)	(70)

	5,601	5,954

18.	SUPPLEMENTARY INFORMATION
      The following table summarizes selected financial information not presented within the unaudited condensed consolidated and combined financial statements:

Three Months Ended March 31	2005	2004

	(restated)

Interest paid	20	18

Income taxes paid	4	12

19.	PREFERRED AND COMMON SHARES

Authorized and Outstanding Share Capital
      We may issue an unlimited number of common and preferred shares from time to time upon approval by our board of directors for such consideration as the board of directors decides appropriate, without the need for further shareholder authorization. The terms of any preferred shares, including dividend rates,

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
conversion and voting rights, if any, redemption prices and similar matters will be determined by the board of directors prior to issuance.
      The table below reflects our share capital structure based on the number of outstanding shares, assuming no exercise of outstanding options.

		Outstanding as of

	Authorized	March 31, 2005	December 31, 2004

Preferred Shares	Unlimited	None	None

Common Shares	Unlimited	73,988,918	None

Description of Preferred Shares
      Our board of directors may, from time to time, fix the number of shares in, and determine the designation, rights, privileges, restrictions and conditions attaching to, each series of preferred shares subject to the limitations in our articles of incorporation. Holders of preferred shares are not entitled to receive notice of, or to attend, any meeting of shareholders and are not entitled to vote at any such meeting, except to the extent otherwise provided in our articles of incorporation in respect of preferred shares. Holders of our preferred shares are entitled to receive dividends in such amounts and at such intervals as may be determined by the board of directors.

Description of Common Shares
      Our common shares have no nominal or par value and are subject to the rights, privileges, restrictions and conditions attaching to any of our preferred shares and shares of any other class ranking senior to the common shares we may issue in the future.
      Holders of our common shares are entitled to one vote per common share at all meetings of shareholders, to participate ratably in any dividends which may be declared on our common shares by the board of directors and, in the event of our dissolution, to our remaining property. Our common shares have no pre-emptive, redemption or conversion rights.
      The provisions of the Canada Business Corporations Act require that the amendment of certain rights of holders of any class of shares, including the common shares, must be approved by not less than two-thirds of the votes cast by the holders of such shares. A quorum for any meeting of the holders of common shares is 25% of the common shares then outstanding. Therefore, it is possible for the rights of the holders of common shares to be changed other than by the affirmative vote of the holders of the majority of the outstanding common shares. In circumstances where certain rights of holders of common shares may be amended, however, holders of common shares will have the right, under the Canada Business Corporations Act, to dissent from such amendment and require us to pay them the then fair value of their common shares.
      Shareholders are also entitled to rights and privileges under the shareholder rights plan summarized below.

Shareholder Rights Plan
      In 2004, our initial board of directors approved a plan whereby each of our common shares carries one right to purchase additional common shares. The rights expire in 2014, subject to re-confirmation at the annual meetings of shareholders in 2008 and 2011. The rights under the plan are not currently exercisable. The rights may become exercisable upon the acquisition by a person or group of affiliated or

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
associated persons (Acquiring Person) of beneficial ownership of 20% or more of our outstanding voting shares or upon the commencement of a takeover bid. Holders of rights, with the exception of an Acquiring Person or bidding party, in such circumstances will be entitled to purchase from us, upon payment of the exercise price (currently $200.00 U.S. per right), such number of common shares as can be purchased for twice the exercise price, based on the market value of our common shares at the time the rights become exercisable.
      The plan has a permitted bid feature which allows a takeover bid to proceed without the rights becoming exercisable, provided that the bid meets specified minimum standards of fairness and disclosure, even if our board of directors does not support the bid. The rights may be redeemed by our board of directors prior to the expiration or re-authorization of the rights agreement, with the prior consent of the holders of rights or common shares, for $0.01 U.S. per right. In addition, under specified conditions, our board of directors may waive the application of the rights.

20.	STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Stock Options
      On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 to allow for all Alcan stock options held by employees of Alcan who became our employees following the spin-off to be replaced with options to purchase our common shares. On January 6, 2005, 1,372,663 Alcan options representing options granted under the Alcan executive stock option plan held by our employees who were Alcan employees immediately prior to the spin-off were replaced with options to purchase our common shares under the Novelis Conversion Plan of 2005. The new options cover 2,723,914 common shares at a weighted average exercise price per share of $21.57. All converted options that were vested on the spin-off date continue to be vested. Any that were unvested will vest in four equal installments on the anniversary of the spin-off date in each of the next four years. As of March 31, 2005, 2,723,914 options were outstanding at a weighted average exercise price of $21.57, of which 313,107 options were exercisable at a weighted average price of $19.97.
      As described in Note 4 — Accounting Changes, we retroactively adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. We use the Black-Scholes valuation model to determine the fair value of the options granted. For the quarter ended March 31, 2005, stock-based compensation expense was $1 (2004: nil) and is included in Selling, general and administrative expenses. The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

	2005	2004

Dividend yield(%)	1.85	1.85

Expected volatility(%)	27.87	27.87

Risk-free interest rate(%)	4.56	4.56

Expected life (years)	6.00	6.00

Compensation To Be Settled in Cash

Stock Price Appreciation Unit Plan
      A small number of Alcan employees held Alcan stock price appreciation units (SPAUs) that entitled them to receive cash in an amount equal to the excess of the market value of an Alcan common share on the date of exercise of a SPAU over the market value of an Alcan common share as of its grant date. On January 6, 2005, 211,035 Alcan SPAUs held by our employees who were Alcan employees immediately

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
prior to the spin-off were replaced with our SPAUs, consisting of 418,777 SPAUs at a weighted average exercise price of $22.04. As of March 31, 2005, 14,315 SPAUs were exercisable at a weighted average price of $16.59.

Total Shareholder Returns Performance Plan
      Certain of our employees were entitled to receive cash awards under the Alcan Total Shareholder Returns Performance Plan (TSR Plan), a cash incentive plan which provides performance awards to eligible employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index measured over three-year periods commencing on October 1, 2002 and 2003. On January 6, 2005, our employees who were Alcan employees immediately prior to the spin-off and who were eligible to participate in the Alcan TSR Plan ceased to actively participate in and accrue benefits under the TSR Plan. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the spin-off. The accrued award amounts for each participant in the TSR Plan were converted into 452,667 of our restricted share units (RSUs). At the end of each performance period, each holder of RSUs will receive the net proceeds based on our common share price at that time, including declared dividends. RSUs and related dividends totaling 338,734 vested on September 30, 2005 and an additional 119,191 RSUs and related dividends will vest on September 30, 2006.

Deferred Share Unit Plan For Non-Executive Directors
      On January 5, 2005, we established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the individual election of each non-executive director). The number of DDSUs is determined by dividing the quarterly amount payable, as elected, by the average closing prices of a common share on the TSX and NYSE on the last five trading days of each quarter. Additional DDSUs representing the equivalent of dividends declared on common shares are credited to each holder of DDSUs. The DDSUs are redeemable in cash and/or in shares of our common stock following retirement from the board. The redemption amount is calculated by multiplying the accumulated balance of DDSUs by the average closing prices of a common share on the TSX and NYSE on the last five trading days prior to the redemption date. During the quarter ended March 31, 2005, no DDSUs were granted or redeemed and at March 31, 2005, no DDSUs were outstanding. On April 1, 2005, 14,025 DDSUs were granted for the period ended March 31, 2005.

Novelis Founders Performance Awards
      In March 2005, we established a plan whereby certain key executives will be eligible to receive an award of Performance Share Units (PSUs) if certain Novelis share price improvement targets are achieved within prescribed time periods. There will be three equal tranches of PSUs and each will have a specific share price improvement target. For the first tranche, the target applies for the period March 24, 2005 to March 23, 2008. For the second tranche, the target applies for the period March 24, 2006 to March 23, 2008. For the third tranche, the target applies for the period March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the later of six months from the date the specific share price target is reached or twelve months after the start of the performance period and will be based on the average of the daily stock closing prices on the NYSE for the last five trading days prior to the payment date. Upon the occurrence of a termination as a result of retirement, death or disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
other termination, all PSUs will be forfeited. The share price improvement targets for the first tranche have been achieved and 180,350 PSUs were awarded on June 20, 2005. Subsequently, 1,650 PSUs were forfeited during the third quarter of 2005 and 46,850 PSUs were forfeited in March 2006. The liability for this award was accrued over the term of the first tranche, was valued on March 24, 2006, and was paid in April 2006.

Deferred Share Agreements
      On January 6, 2005, 33,500 Alcan deferred shares held by one of our executives, who was an Alcan employee immediately prior to the spin-off were replaced with the right to receive 66,477 Novelis shares. This obligation was paid in cash in lieu of shares on August 3, 2005.

Compensation Cost
      For the quarter ended March 31, 2005, stock-based compensation expense for arrangements that can be settled in cash was nil (2004: $1) including the portion of non-executive directors’ compensation taken as cash. This was included in Selling, general and administrative expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following information should be read together with our unaudited condensed consolidated and combined financial statements and accompanying notes included elsewhere in this quarterly report for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA”.
OVERVIEW
      In 2004, we were the largest aluminum rolled products producer in terms of shipments in each of Europe, South America and Asia, and we were the second largest in North America. As of March 31, 2005, we had operations on four continents comprised of 37 operating facilities in 12 countries. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of the local supply of technically sophisticated products in all of these geographic regions.
      The following table sets forth our key financial and operating data for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31

	2005	2004	% Change

	(restated)
	($ in millions)

Sales and operating revenues	2,112	1,810	17%

Regional Income(A)	174	159	9%

Net income	22	69	(68)%

Rolled products shipments (kt)(B)	713	683	4%

Total assets	5,601	6,691	(16)%

Free cash flow(C)	81	109	(26)%

(A)	Regional Income comprises earnings before interest, income taxes, equity income, minority interests, depreciation and amortization and excludes certain items, such as corporate, restructuring costs, impairment and other rationalization charges. These items are managed by our corporate head office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. Regional Income is the measure by which management evaluates the profitability and financial performance of our operating segments. A discussion of Regional Income and a reconciliation of Regional Income to Income before income taxes and other items can be found under the caption “Operating Segment Review — Reconciliation.”

Financial information for the regional groups includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with the way the regional groups are managed. Under GAAP, these joint ventures are accounted for under the equity method. Therefore, in order to reconcile Regional Income to Income before income taxes and other items, the Regional Income attributable to these joint ventures is removed from Regional Income for us and the net after-tax results are reported as equity income.

The change in the fair market value of derivatives, with the exception of unrealized gains or losses on certain cash flow hedges, has been removed from individual regional results and is shown on a separate line in the reconciliation between total Regional Income and Income before income taxes and other items. This presentation provides a portrayal of our underlying regional group results that is in line with our portfolio approach to risk management.

(B)	Rolled product shipments include conversion of customer-owned metal (tolling) and are presented in kilotonnes (kt). One kt is equal to 1,000 metric tonnes. One metric tonne is the equivalent of 2,204.6 pounds.

(C)	Free cash flow (which is a non-GAAP financial measure) consists of cash provided by operating activities plus or minus capital expenditures, premiums paid and net proceeds on derivatives and dividends. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends paid by us to our common shareholders. Management believes that free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of free cash flow. We believe the line on our unaudited condensed consolidated and combined statement of cash flows entitled “Net cash provided by operating activities” is the most directly comparable GAAP measure to free cash flow. Our method of calculating free cash flow may not be consistent with that of other companies. A reconciliation of Cash provided by operating activities to free cash flow can be found under the caption “Liquidity and Capital Resources — Operating Activities.”
RESTATEMENT
      Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item has been restated to reflect certain adjustments to our unaudited condensed consolidated and combined financial information previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. On November 7, 2005, we decided to restate our previously issued financial statements for the first and second quarters of 2005 and delay our periodic filing for the third quarter of 2005 with the SEC because management concluded two errors in our financial statements were significant enough to warrant the restatement of the first and second quarters of 2005. The first error relates to a June 2005 favorable court ruling in a long-standing Brazilian tax litigation matter. Following a review of the situation, management determined that a $4.6 million pre-tax gain from the partial reversal of the liability associated with this litigation originally recorded in the quarter ended September 30, 2005, should have been recorded in the quarter ended June 30, 2005. The second error relates to the accounting for the income tax impact of exchange rate fluctuations on intercompany loans to our European subsidiaries. We previously recorded a reduction to Income taxes of $4.7 million in the quarter ended March 31, 2005, which should have been recorded as a component of Other comprehensive income.
      As a result of these matters, and other questions arising at the time, our Audit Committee engaged special legal counsel and accounting advisors to assist management in conducting a full review of our contingent liabilities and reserves, as well as adjustments made to our opening balance sheet as of January 6, 2005. This review identified additional errors in our historical combined financial statements as well as our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005. As a result of the matters described above and the errors discovered during the review process, we are restating our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005 to correct errors for the following items:

•	income tax accounting;

•	other miscellaneous items; and

•	out-of-period adjustments.
      Refer to Note 3 — Restatement of Financial Statements, to the unaudited condensed consolidated and combined financial statements for additional information.
HIGHLIGHTS
      Net Income. We reported first quarter 2005 net income of $22 million, or earnings per share of $0.30. This is comprised of consolidated net income of $51 million for the period from January 6, the effective date of our spin-off from Alcan, to March 31, 2005, and a combined net loss of $29 million on the mark-to-market of derivatives, primarily with Alcan, from January 1 to January 5, 2005, the period prior to our spin-off from Alcan. Net income in the carve-out statements as a part of Alcan for the first quarter 2004 was $69 million, or $0.92 per share.

      Shipments. Rolled product shipments increased 4% to 713 thousand tonnes (kt) for the first quarter of 2005 over the equivalent period in 2004. We attribute this increase to strong market demand, largely in North America and Asia, and market share growth in South America.
      Regional Income. Regional Income increased $15 million or approximately 9% for the first quarter of 2005 versus the prior year period. Volume was the largest driver behind the increase in Regional Income in the first quarter of 2005, with improved pricing being an additional factor. The positive impact of the spread between used beverage cans (UBC) and primary metal along with our hedging program more than offset the impact of our can price ceilings (i.e., commitments made to cap the metal component of the sales price of our can sheet). We also experienced favorable foreign exchange gains, mainly in Europe. These gains more than compensated for the negative effect of metal price timing differences and a mix shift in Europe and legal claims in South America.
      Financing Activity. At the spin-off, we had $2,951 million of long-term debt and capital lease obligations after repaying various third party obligations that were agreed upon with Alcan. With the strength of our cash flows in the first quarter of 2005, we reduced our debt position by $71 million to $2,880 million as of March 31, 2005.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004
      The following discussion and analysis is based on our unaudited condensed consolidated and combined statements of income, which reflect our operations for the three months ended March 31, 2005 and 2004, as prepared in conformity with GAAP.

Net Income
      The comparison of Net income between the first quarter of 2005 and the three months ended March 31, 2004, was heavily influenced by the following items on an after-tax basis:

•	Unrealized gains on the change in market value of derivatives of $11 million in 2005, compared to unrealized gains of $25 million in 2004.

•	As a stand-alone company, our interest expense was $18 million higher in 2005 than in the 2004 carve-out allocation of interest expense from Alcan.

•	Start-up and spin-related costs amounting to $17 million in 2005.

•	Out-of-period adjustments resulting in an increase to net income of $2 million.

Sales and Operating Revenues and Shipments
      Our sales and operating revenues increased from $1,810 million in the three months ended March 31, 2004, to $2,112 million in the comparable period in 2005, an increase of $302 million, or 17%. The increase was primarily the result of an increase in London Metal Exchange (LME) metal pricing, which was up 13% from the corresponding 2004 quarter, and a 4% increase in rolled products shipments from 683 kt to 713 kt.

Costs and Expenses
      Our cost of sales and operating expenses represented 89% of our sales and operating revenues for the three months ended March 31, 2005, compared to 88% during the comparable period in 2004. The stability of this cost/revenue relationship reflects the conversion nature of our business. The vast majority of our products have a price structure with two components: a pass-through aluminum price based on the LME and local market premiums, plus a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product. As of March 31, 2005, approximately 20% of our sales contracts set a ceiling over which metal prices may not be contractually passed through to our customers. Although we attempt to mitigate this risk through the purchase of metal options, this policy may not be successful or completely eliminate such exposure. In addition, we may determine that the purchase of metal options is not a cost-effective alternative, leaving us economically vulnerable to metal price movements. The increase in cost of sales and operating expenses during the first quarter of 2005 in large part reflected the impact of higher LME prices on metal input costs. There was a corresponding increase in sales and operating revenues as higher metal costs were passed through to customers, with the exception of certain customers with which we have contracts subject to the price ceilings discussed above.
      Depreciation and amortization decreased from $61 million in the first quarter of 2004 to $59 million in the first quarter of 2005.
      Selling, general and administrative expenses (SG&A) increased from $60 million in the first quarter of 2004 to $85 million in the first quarter of 2005, or by 42%. Included in SG&A for the first quarter of 2005 are additional corporate headquarter costs we incurred for the first time as a stand-alone company and $5 million in start up costs.
      Interest allocated from Alcan in the carve-out financial statements in the first quarter of 2004, $19 million, was significantly lower than the $45 million of interest expense we incurred in the first quarter of 2005. A comparison to first quarter 2004 interest expense is not meaningful as it did not reflect the level of debt, nor the associated interest costs we would have incurred had we operated on a stand-alone basis at that time.
      Other expenses (income) — net was income of $24 million in the first quarter of 2005 and included Financial Accounting Standards Board (FASB) Statement No. 133 realized gains on derivatives of $8 million and mark-to-market unrealized gains on derivatives of $16 million. In 2005, we had exchange gains of $12 million as compared to exchange losses of $1 million in 2004. We also incurred debt issue costs of $11 million on undrawn facilities used to back-up the Alcan notes we received in January 2005 as part of our separation from Alcan. Alcan funded the $11 million of debt issuance costs by reimbursing Novelis and the Alcan notes were repaid from the proceeds of our 7.25% unsecured Senior Notes due February 15, 2015. Other expenses (income) — net was income of $39 million in the first quarter of 2004 and included FASB 133 mark-to-market unrealized gains on derivatives of $42 million, as well as a gain on asset sales of $6 million.

Income Taxes
      In the first quarter of 2005, the effective tax rate was 55% compared to our Canadian statutory rate of 33%. In 2004, the effective tax rate for the first quarter was 38%, compared to our Canadian statutory rate of 33%. The main factors contributing to the increase in our effective tax rate in the first quarter 2005 were a $6 million tax provision in connection with our spin-off from Alcan (for which there was no related income) and unfavorable foreign currency translation effects of $4 million (mainly related to deferred tax liabilities on translation of U.S. dollar debt into local currency for which there is no related income in Canada), partially offset by out-of-period adjustments of $7 million.
OPERATING SEGMENT REVIEW
      Due in part to the regional nature of supply and demand of aluminum rolled products, our activities are organized under four regional operating segments and are managed on the basis of geographical areas. The regional operating segments are Novelis North America, Novelis Europe, Novelis Asia, and Novelis South America.
      Subsequent to our spin-off from Alcan Inc. in 2005, as a stand-alone entity, we measure the profitability of our operating segments based on Regional Income. Prior periods presented have been recast.

      Prior to the spin-off, profitability of the operating segments was measured using business group profit (BGP). BGP was similar to Regional Income, except for the following:

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

Reconciliation
      The following table presents our Regional Income by operating segment and reconciles our Regional Income to Income before income taxes and other items as presented in our statements of income:

	First Quarter

	2005	2004	% Change

	(restated)
	($ in millions)

Regional Income by segment

Novelis North America	52	69	(25)%

Novelis Europe	54	42	29%

Novelis Asia	30	20	50%

Novelis South America	38	28	36%

Total Regional Income	174	159	9%

Corporate	(25)	(10)	150%

Depreciation and amortization	(59)	(61)	(3)%

Adjustments for equity-accounted joint ventures(A)	(12)	(11)	9%

Change in market value of derivatives	19	49	(61)%

Restructuring, rationalization and impairment recoveries	3	7	(57)%

Interest expense	(45)	(19)	137%

Income before income taxes and other items	55	114	(52)%

(A)	Our financial information for our segments includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with the way the business groups are managed. However, under GAAP, these joint ventures are accounted for under the equity method. Therefore, in order to reconcile to income before income taxes and other items, the Regional Income of these joint ventures is removed from our Regional Income and the net after-tax results are reported as equity income.

Novelis North America
      The following table sets forth key financial and operating data for Novelis North America for the three months ended March 31, 2005 and March 31, 2004:

	First Quarter

North America	2005	2004	% Change

	(restated)		(restated)
	($ in millions)

Sales	823	670	23%

Regional Income	52	69	(25)%

Rolled product shipments (kt)	284	274	4%

Regional Income per tonne ($/tonne)	183	252	(27)%

Depreciation	18	17	6%

Capital expenditures	12	11	9%

Total assets	1,438	2,688	(47)%
      Sales of Novelis North America were $823 million for the three month period ended March 31, 2005, an increase of $153 million, or 23%, over $670 million in the comparable period of 2004. This was due in large part to higher metal prices as well as a 4% increase in shipments with improvement in market conditions, particularly in the light gauge and industrial products sectors. The increased shipments in the light gauge and industrial product sectors more than replaced the reduction in third party semi-fabricated commodity foil stock sales following our decision to exit this market.
      Regional Income of Novelis North America was $52 million in the first quarter of 2005, a decrease of $17 million or 25%, from the $69 million of Regional Income in the first quarter of 2004. This reduction was mainly due to the adverse impact of metal prices as well as higher freight and energy costs. In addition, an out-of-period adjustment of $4 million for post-retirement medical plan expenses is included in the first quarter of 2005. These adverse effects were partly offset by an increase in rolled product shipments. They were further offset by pricing improvements in our industrial products and light gauge products as well as a product portfolio improvement in can products. In 2004, we earned $3 million in interest income on loans to Alcan that were collected as part of the spin-off transaction.
      Total assets of $1,438 million as of March 31, 2005 decreased by 47% compared to March 31, 2004. Alcan related party receivables were repaid as a component of the Novelis spin-off. Most of this decrease occurred during the third and fourth quarters of 2004.

Novelis Europe
      The following table sets forth key financial and operating data for Novelis Europe for the three months ended March 31, 2005 and March 31, 2004:

	First Quarter

Europe	2005	2004	% Change

	(restated)		(restated)
	($ in millions)

Sales	806	756	7%

Regional Income	54	42	29%

Rolled product shipments (kt)	253	249	2%

Regional Income per tonne ($/tonne)	213	169	26%

Depreciation	26	28	(7)%

Capital expenditures	7	10	(30)%

Total assets	2,440	2,363	3%

      Sales of Novelis Europe were $806 million for the three month period ended March 31, 2005, an increase of $50 million, or 7%, over the comparable period of 2004. This was due in large part to higher metal prices and the impact of a stronger Euro on the translation of sales into U.S. dollars.
      Regional Income of Novelis Europe was $54 million for first quarter of 2005, an increase of $12 million, or 29%, over the $42 million of Regional Income for the first quarter of 2004. This increase was the result of effective management of production costs and SG&A and the positive impact of timing of certain expenses, together with favorable foreign currency movements. These improvements more than offset higher energy costs and the shift in the product mix as the softer economy in Europe led to lower sales in certain high value product lines.
      Shipments of rolled products by Novelis Europe increased 2% from 249 kt in the first quarter of 2004 to 253 kt in the first quarter of 2005. We attribute this increase in part to the continued growth in the aluminum beverage can market, which continues to grow at a rate of approximately 6% annually in Europe. This growth is attributable, in part, to growth in new aluminum lines in Eastern Europe and line conversions from steel to aluminum lines throughout Western Europe. Additionally, the enactment of packaging waste legislation, under which 50% of all one-way beverage containers must be recycled by 2007, supports the usage of aluminum cans versus other beverage packages.

Novelis Asia
      The following table sets forth key financial and operating data for Novelis Asia for the three months ended March 31, 2005 and March 31, 2004:

	First Quarter

Asia	2005	2004	% Change

	(restated)		(restated)
	($ in millions)

Sales	338	268	26%

Regional Income	30	20	50%

Rolled product shipments (kt)	114	108	6%

Regional Income per tonne ($/tonne)	263	185	42%

Depreciation	13	12	8%

Capital expenditures	3	4	(25)%

Total assets	986	922	7%
      Sales of Novelis Asia were $338 million for the three month period ended March 31, 2005, an increase of $70 million, or 26%, over the $268 million in the comparable period of 2004, while shipments of rolled products by Novelis Asia increased 6% from 108 kt in the first quarter of 2004 to 114 kt in the first quarter of 2005. The increase in sales was mainly due to higher metal prices and volumes. The increase in shipments was due in large part to strong growth in China in the industrial, construction and foil markets. We are also beginning to see stronger forecasts from the Chinese can market driven by improving per capita gross domestic product and changes in consumption behavior. Therefore, we continue to ship more products in these segments.
      Regional Income of Novelis Asia was $30 million for the first quarter of 2005, an increase of $10 million, or 50%, over the $20 million of Regional Income for the first quarter of 2004. In the first quarter of 2005, we experienced better pricing in addition to increased shipments, which more than offset the adverse impact of the strengthening Korean currency on our costs. Productivity improvements contributed to our results as de-bottlenecking in our production facilities allowed us to increase capacity and output levels without increasing working capital levels.

Novelis South America
      The following table sets forth key financial and operating data for Novelis South America for the three months ended March 31, 2005 and March 31, 2004:

	First Quarter

South America	2005	2004	% Change

	(restated)		(restated)
	($ in millions)

Sales	148	118	25%

Regional Income	38	28	36%

Rolled product shipments (kt)	62	52	19%

Regional Income per tonne ($/tonne)	613	538	14%

Depreciation	11	12	(8)%

Capital expenditures	3	3	—

Total assets	767	812	(6)%
      Sales of Novelis South America were $148 million for the three months ended March 31, 2005, an increase of $30 million, or 25%, over sales of $118 million in the comparable period of 2004. Rolled product shipments increased from 52 kt in the first quarter of 2004 to 62 kt in the first quarter of 2005, or by 19%, as Novelis South America set records in terms of shipments of can body sheet, industrial products to our largest distributor, and light gauge exports shipped. The growth in the Brazilian economy was the main driver behind the increase in shipment volume.
      Regional Income of Novelis South America was $38 million for the first quarter of 2005, an increase of $10 million, or 36%, over Regional Income of $28 million in the first quarter of 2004. This increase was the result of improved pricing, higher shipments, and the positive impact of higher ingot prices on the production from our smelters in Brazil, partly offset by an out-of-period adjustment for legal claims of $5 million.
LIQUIDITY AND CAPITAL RESOURCES
      Our liquidity and available capital resources are impacted by three components: (1) operating activities, (2) investing activities and (3) financing activities.

Operating Activities
      The following table sets forth information regarding our cash flow for the three months ended March 31, 2005 and 2004:

	First Quarter

Free Cash Flow	2005	2004

	(restated)
	($ in millions)

Net income	22	69

Unrealized gains on derivatives	(16)	(42)

Other non-cash income items(A)	24	73

Increase (decrease) in interest payable	22	—

Increase in accrued income taxes	35	3

Other changes in assets and liabilities(B)	23	28

Net cash provided by operating activities	110	131

Dividends	(13)	(2)

Premiums paid and net proceeds on derivatives	9	—

Capital expenditures	(25)	(20)

Free cash flow(C)	81	109

Ending cash balance	79	23

(A)	Other non-cash income items comprise: Depreciation and amortization, Deferred income taxes, Write-off and amortization of debt issue costs, Provision for uncollectible accounts, Gains from sale of fixed assets, Equity in net income of non-consolidated affiliates, Provision for asset impairments, Stock option compensation and realized losses (gains) on derivatives.

(B)	Other changes in assets and liabilities comprise: increases or decreases in Accounts receivable (third and related parties), Prepaid expenses, Inventories, Other current assets, Accounts payable trade (third and related parties), Accrued expenses, Deferred charges and other assets, Accrued post-retirement benefits, Deferred credits and other liabilities and other items — net.

(C)	Free cash flow (which is a non-GAAP measure) consists of cash provided by operating activities plus or minus capital expenditures, premiums paid and net proceeds on derivatives and dividends. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends to our common shareholders. Management believes that free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of free cash flow. We believe the line on our unaudited condensed consolidated and combined statement of cash flows entitled “Cash provided by operating activities” is the most directly comparable measure to free cash flow. Our method of calculating free cash flow may not be consistent with that of other companies.
      Our cash flow provided by operating activities was $110 million for the first quarter of 2005 compared to $131 million in the same period in 2004, a 16% decrease. Significant improvements in Regional Income were not sufficient to offset higher interest and corporate costs resulting from our position as a stand-alone company in 2005. Other significant changes to our cash flow from operating activities from the first quarter of 2004 related largely to the timing of income tax payments and an increase in interest payable. Interest on Senior Notes is paid only twice per year on August 15th and February 15th.
      Dividends include $6 million paid to minority shareholders of Novelis Korea and dividends on our common shares, the first declared since our spin-off as a separate legal entity on January 6, 2005.

Investing Activities
      The following table sets forth information regarding our capital expenditures and depreciation for the three months ended March 31, 2005 and 2004:

	First Quarter

Capital Expenditures and Depreciation	2005	2004	% Change

	(restated)		(restated)
	($ in millions)

Capital expenditures	25	20	25%

Depreciation and amortization expense	59	61	(3)%

Capital reinvestment rate(A)	42%	33%

(A)	Capital expenditures as a percentage of depreciation and amortization expense.
      In the three months ended March 31, 2005, our capital expenditures were $25 million, representing a capital reinvestment rate of 42%. During the same period in 2004, our capital expenditures were $20 million, representing a capital reinvestment rate of 33%. The majority of our capital expenditures for the first quarter of 2005 were spent on projects devoted to product quality, technology, productivity enhancements, additional cost reductions and small projects to increase capacity.

Financing Activities
      At the spin-off from Alcan, we had $2,951 million of short-term borrowings, long-term debt and capital lease obligations. With the strength of our cash flows in the first quarter 2005, we reduced our debt position by $71 million to $2,880 million as of March 31, 2005.

      All of our related party debt of $2,597 million as of December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 million and fixed rate promissory notes (Alcan Notes) obtained in December 2004 of $1,205 million. The Alcan Notes as of December 31, 2004, plus additional Alcan Notes of $170 million issued in January 2005, comprise the $1,375 million bridge financing provided by Alcan as a result of the spin-off transaction described in Note 1 — Background and Basis of Presentation. The Alcan Notes were repaid in February 2005 with the net proceeds from the $1,400 million 10-year Senior Notes issued in February 2005, discussed below.
      In connection with the spin-off transaction described in Note 1 — Background and Basis of Presentation to our unaudited condensed consolidated and combined financial statements, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1,800 million. These facilities consist of a $1,300 million seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus 1.75% (the effective rate at March 31, 2005 was 4.50% assuming the selection of 3-month LIBOR as our borrowing rate), all of which was borrowed on January 10, 2005, and a $500 million five-year multi-currency revolving credit facility. The Term Loan B facility consists of an $825 million Term Loan B in the U.S. and a $475 million Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the spin-off transaction to refinance our related party debt with Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been recorded in Deferred charges and other assets and are being amortized over the life of the related borrowing in Interest using the “effective interest amortization” method.
      The credit agreement relating to the senior secured credit facilities includes customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio.
      On February 3, 2005, we issued $1,400 million aggregate principal amount of senior unsecured debt securities. The Senior Notes, which were priced at par, bear interest at 7.25% and will mature on February 15, 2015. The net proceeds of the Senior Notes were used to repay the Alcan Notes.
      Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfer of assets, certain consolidations or mergers and certain transactions with affiliates.
      We have entered into interest rate swaps to fix the interest rate on $310 million of the floating rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years. As of March 31, 2005, our fixed to variable rate debt ratio was 68:32.
      In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 million floating rate long-term loan which was subsequently swapped for a 4.55% fixed rate KRW 73 billion loan and into two long-term floating rate loans of $39 million (KRW 40 billion) and $24 million (KRW 25 billion), which were then swapped for fixed rate loans of 4.80% and 4.45%, respectively. In 2005, interest on another loan for $2 million (KRW 2 billion) ranged from 3.00% to 4.47% (2004: 3.00% to 5.50%). In February 2005, Novelis Korea entered into a $50 million floating rate long-term loan which was subsequently swapped for a 5.30% fixed rate KRW 51 billion loan.
      In connection with the spin-off, we entered into a fifteen-year Swiss Francs (CHF) 62 million capital lease agreement with Alcan for assets in Sierre, Switzerland, which has an implied interest rate of 7.5% and calls for fixed quarterly payments of CHF 1.7 million.
      As of March 31, 2005, we were in compliance with all the financial covenants in our debt agreements, but see the discussion under the caption “Restatement Effects on Debt Agreements” below.
      Financing activities relating to the separation from Alcan are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC under “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities.”

Restatement Effects on Debt Agreements
      As a result of the restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, we delayed the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ending March 31, 2006. These delays have resulted in us taking a number of remedial steps in connection with our outstanding debt.
      The credit agreement governing our senior secured credit facilities requires that we deliver quarterly and audited annual financial statements to the lenders within a specified period of time. As a result of the restatement process, we sought and obtained the consent from our lenders to extend the financial statement filing and reporting deadlines under the credit agreement to June 15, 2006 for our Form 10-Q for the quarter ended September 30, 2005; to September 29, 2006 for our Form 10-K for the year ended December 31, 2005; to October 31, 2006 for our Form 10-Q for the quarter ended March 31, 2006; to November 30, 2006 for our Form 10-Q for the quarter ending June 30, 2006; and to December 29, 2006 for our Form 10-Q for the quarter ending September 30, 2006.
      As of March 31, 2006, we had $855 million outstanding under the credit agreement.
      The indenture governing the Senior Notes and the related registration rights agreement provided that we were required to file a registration statement for registered notes to be exchanged for the notes privately placed to the original investors. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete an exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date. As a result, we began to accrue special interest at a rate of 0.25% from November 11, 2005. In addition, the indenture and the registration rights agreement provide that the rate of special interest increases 0.25% during each subsequent 90-day period until the exchange offer closes, with the maximum amount of additional special interest being 1.00% per year. The rate of special interest is currently 0.75%. If we do not complete the exchange offer by August 8, 2006, the rate of special interest will increase to 1.00%. We expect to file a post-effective amendment to the registration statement registering the Senior Notes being issued in the exchange offer and complete the exchange as soon as practicable following the date we are current on our reporting requirements. We will cease paying additional interest once the exchange offer is completed.
      Under the indenture, we are required to deliver to the trustee a copy of our periodic reports filed with the SEC within time periods specified for filing by SEC rules. Our failure to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2005, our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006 gave certain rights to the trustee and the noteholders under the indenture to accelerate maturity of the Senior Notes if they give us notice and we do not cure the breach within 60 days. However, neither the trustee nor the noteholders have given us such a notice to date. As a result, we continue to classify the Senior Notes as long-term.
COMMODITY PRICE RISKS
      Most aluminum rolled products are priced in two components: (i) an aluminum price component based on the LME quotation and a local market premium, plus (ii) a “margin over metal” or conversion charge based on the competitive market price of the product. As a consequence, the aluminum price risk exposure is largely absorbed by the customer. In situations where we offer customers fixed prices for future delivery of our products, we may enter into hedging contracts for the metal inputs in order to protect the profit on the conversion margin of the product. In addition, sales contracts currently representing approximately 20% of our total annual sales provide for a ceiling over which metal prices cannot contractually be passed through to our customers. We attempt to mitigate the risk of this metal price exposure through the purchase of metal hedging contracts or options.
      For the fourth quarter of 2005, we established metal positions such that our maximum ceiling price metal exposure impacting Regional Income in the fourth quarter is expected to be less than $5 million.
      For the first half of 2006, we managed our metal price ceiling exposure through the purchase of call options positioned to cover the exposure at the ceiling price.
      For the second half of 2006, our metal price ceiling exposure (above our internal hedge position) has now been hedged with call option positions at various strike prices. As a result, our maximum potential metal price ceiling exposure impacting Regional Income (above our internal hedge position) is expected to be approximately $45 million beyond the cost of the options, assuming the effectiveness of our used beverage can and smelter hedges in this unusually high and sustained metal price environment.
CONTRACTUAL OBLIGATIONS
      We have future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. At March 31, 2005, debt payment requirements were: less than 1 year: $4 million; 1-3 years: $139 million; 3-5 years: $56 million; and greater than 5 years: $2,656 million. Included in the debt payments are capital lease principal payments of approximately $2 million each year with $42 million payable in greater than 5 years. Interest payments of the above debt were: less than 1 year: $130 million; 1-3 years: $344 million; 3-5 years: $342 million; and greater than 5 years: $669 million.
      There were no other material changes in our contractual obligations in the first quarter of 2005 from the amounts reported in our most recent Form 10-K, other than the above-mentioned items.
ACCOUNTING POLICIES
      As previously discussed, we were formed through a spin-off transaction from Alcan in January 2005. In presenting our unaudited condensed consolidated and combined financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2004, are accounting policies that we believe require subjective and/or complex judgments that could potentially affect 2005 reported results. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2005.
RECENTLY ISSUED ACCOUNTING STANDARDS
      In December 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, (FASB 123(R)), which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123). FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted the fair value based method of accounting for share-based payments effective January 1, 2004 using the retroactive restatement method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes valuation model to estimate the value of stock options granted to employees. We expect to adopt FASB 123(R) on January 1, 2006, and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period in accordance with FASB 123.

      In March 2005, the FASB issued FASB Interpretation No. 47 (FIN 47) Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity the timing or method of settlement of which is conditional on a future event. FIN 47 also clarifies that a conditional asset retirement obligation should be recognized if its fair value is reasonably estimable and provides guidance on when there is sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 should be applied no later than the end of the fiscal year 2005. The adoption of FIN 47 will not have a material impact on our financial position, results of operations or cash flows.
      We have determined that all other recently issued accounting pronouncements do not apply to us.
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
      All market position data relating to us is based on information from Commodity Research Unit International Limited, or CRU, and management estimates. This information and these estimates reflect various assumptions and are not independently verified. Therefore, they should be considered in this context. This document also contains information concerning our markets and products generally which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, data concerning production capacity, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, or our financial condition, the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	continuing obligations and other relationships resulting from our spin-off from Alcan;

•	the level of our indebtedness and our ability to generate cash;

•	relationships with, and financial and operating conditions of, our customers and suppliers;

•	changes in the prices and availability of aluminum (or premiums associated with such price) or other raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	changes to and volatility of metal prices;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	our ability to properly account for adjustments made to arrive at our opening balance sheet as of January 6, 2005;

•	changes in market value of derivatives;

•	the effectiveness of our hedging activities, including our internal used beverage can (UBC) and smelter hedges;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries; and

•	changes in government regulations, particularly those affecting environmental, health or safety compliance.
      The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Risk Factors” in our registration statement on Form S-4, as amended and filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
(in millions of US$, except foreign currency denominations and LME prices)
      Changes in interest rates, foreign exchange rates and the market price of aluminum are among the factors that can impact our cash flows. See risk factors discussed above in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA”.
Interest Rates
      We are subject to interest rate risk related to our variable rate debt. For every 12.5 basis point increase in the interest rates on the $905 million of variable rate debt that has not been swapped into fixed interest rates, our annual net income would be reduced by $1 million. We do not currently intend to refinance our fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to us are prohibited. For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see Note 3 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2004.
Currency Derivatives
      The schedule below presents fair value information about our currency derivatives, categorized according to expected maturity dates as of March 31, 2005. Certain amounts have been restated.

						Total
						Notional	Fair
	2005	2006	2007	2008	2009	Amount	Value

	(Notional Amounts in millions of US$)

FORWARD CONTRACTS

To purchase USD against the foreign currency

EUR Notional Amount	264	91	66	—	5	426	(19)

Average contract rate	1.26	1.25	1.28	—	1.13

CHF Notional Amount	26	11	2	2	1	42	(4)

Average contract rate	1.23	1.33	1.29	1.26	1.24

						Total
						Notional	Fair
	2005	2006	2007	2008	2009	Amount	Value

	(Notional Amounts in millions of US$)

GBP Notional Amount	31	—	—	—	—	31	(1)

Average contract rate	1.82	—	—	—	—

To sell USD against the foreign currency

EUR Notional Amount	10	—	—	—	—	10	—

Average contract rate	1.30	—	—	—	—

CHF Notional Amount	1	—	—	—	—	1	—

Average contract rate	1.13	—	—	—	—

GBP Notional Amount	35	1	—	—	—	36	1

Average contract rate	1.76	1.74	—	—	—

KRW Notional Amount	57	—	—	—	—	57	(1)

Average contract rate	1,009.1	—	—	—	—

To purchase EUR against the foreign currency

GBP Notional Amount	88	3	2	—	—	93	(1)

Average contract rate	0.70	0.72	0.74	—	—

To sell EUR against the foreign currency

GBP Notional Amount	70	16	—	—	—	86	1

Average contract rate	0.70	0.71	—	—	—

CHF Notional Amount	18	9	5	5	3	40	(1)

Average contract rate	1.51	1.49	1.46	1.44	1.43

To purchase GBP against the foreign currency

CHF Notional Amount	8	—	—	—	—	8	—

Average contract rate	2.20	—	—	—	—

To sell GBP against the foreign currency

CHF Notional Amount	13	—	—	—	—	13	—

Average contract rate	2.17	—	—	—	—
      Any negative impact of currency movements on the currency contracts that we have entered into to hedge identifiable foreign currency commitments to purchase or sell goods and services, would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. Transactions in currency-related financial instruments for which there is no underlying foreign currency exchange rate exposure to us are prohibited by the senior secured credit facilities. For accounting policies relating to currency contracts, see Note 3 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2004.
Derivative Commodity Contracts
      Our aluminum forward contract positions are undertaken to match anticipated future sales with future purchases of metal that are required for firm sales commitments to customers. Consequently, the negative impact of movements in the price of aluminum on the forward contracts would generally be offset by an equal and opposite impact on the sales and purchases being hedged.
      The effect of a reduction of 10% in aluminum prices on our aluminum forward and options contracts outstanding as of March 31, 2005 would be to decrease their value by approximately $82 million. These results reflect a 10% reduction from the March 31, 2005, three-month LME aluminum closing price of $1,962 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as of March 31, 2005.

Item 4.	Controls and Procedures
Restatement
      We are filing this quarterly report on Form 10-Q/ A to restate our unaudited condensed consolidated and combined financial statements for the period ended March 31, 2005. Concurrently with the filing of this Form 10-Q/ A, we are also filing an amendment on Form 10-Q/ A to our quarterly report on Form 10-Q for the period ended June 30, 2005 to restate our unaudited condensed consolidated and combined financial statements for the quarter and six months ended June 30, 2005. We are also filing our quarterly report on Form 10-Q for the period ended September 30, 2005, which was delayed pending our completion of the restatements and the review of our reserves and contingencies and adjustments made to arrive at our opening balance sheet entries as described below. In addition, we have delayed the filing of our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the period ended March 31, 2006.
      As a result of the identification of errors requiring us to restate our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, the Audit Committee engaged special legal counsel and accounting advisors to assist management in conducting a full review of matters relating to reserves and contingencies as well as adjustments made to arrive at our opening balance sheet entries as of January 6, 2005. As disclosed in Note 3 — Restatement of Financial Statements to our unaudited condensed consolidated and combined financial statements, this review identified additional accounting errors in our unaudited condensed consolidated and combined financial statements. The review uncovered no evidence of fraud, intentional misconduct or concealment on the part of us, our officers or employees.
Evaluation of disclosure controls and procedures
      In our original filing of our Form 10-Q, we reported on the evaluation performed by members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2005. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In our original Form 10-Q, we reported that our chief executive officer and chief financial officer had concluded that our disclosure controls and procedures were not effective. In reaching that conclusion, we reported that our chief executive officer and chief financial officer took note of a general concern that delays in the generation of accurate financial information included in our first quarter of 2005 earnings release compressed the time in which various internal and external participants in our disclosure controls process could analyze, review, check and confirm the financial information prior to filing.
      In connection with the preparation of this quarterly report on Form 10-Q/ A, our chief executive officer and our chief financial officer re-evaluated our disclosure controls and procedures as of March 31, 2005 and concluded that they were not effective as a result of both the matters discussed above as well as the material weaknesses in internal control over financial reporting described below that were identified in connection with the restatement of our unaudited condensed consolidated and combined financial statements for the interim periods ended March 31, 2005 and June 30, 2005.
Material weaknesses
      A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      We were not required by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. We expect that we will, however, be required to perform such an evaluation for the year ending December 31, 2006 and such evaluation will be based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We cannot assure you that the material weaknesses described below will be fully remediated prior to the conclusion of this evaluation or that we will not uncover additional material weaknesses as of December 31, 2006.
      While we were not required to conduct a Section 404 evaluation, we identified the following material weaknesses that existed as of March 31, 2005:

•	Lack of sufficient resources in our accounting and finance organization. We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, which resulted in our not maintaining effective controls over the financial statement close and reporting process. Specifically, as a result of our separation from Alcan, which involved a series of complex transactions, including corporate restructurings and refinancing activities, we lacked sufficient resources to properly perform the quarterly financial statement close processes, including the review of certain account reconciliations and financial statement preparation and disclosures. Further, we did not maintain an effective internal audit function. Following our separation from Alcan, there was a lack of leadership of the internal audit function and lack of independence of internal audit personnel from the finance and accounting function due to the lines of reporting, which impacted the effectiveness of the monitoring of our internal control over financial reporting. This control deficiency contributed to the material weaknesses discussed below.

•	Inadequate monitoring of non-routine and non-systematic transactions. We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. Specifically, the accounting for the spin-related capital and debt transactions required to form Novelis was not adequately monitored to ensure that these transactions were appropriately accounted for in accordance with GAAP. This control deficiency primarily affected Additional paid-in capital, Deferred translation adjustments and Income taxes.

•	Accounting for accrued expenses. We did not maintain effective controls over the completeness and accuracy of certain of our accrued liabilities and related expense accounts, in particular, the ongoing monitoring of developments affecting our accrued liabilities. Specifically, lines of communication between our internal legal department and external counsel in Brazil were inadequate to timely identify and accurately report new developments in legal proceedings to ensure they were accounted for in accordance with GAAP. In addition, we did not maintain effective controls to ensure that liabilities related to Brazilian labor claims were accurately presented and appropriately reviewed to ensure recognition in the proper period in accordance with GAAP. These matters primarily affected Deferred credits and other liabilities, Cost of sales and operating expenses and Other expenses (income) — net.

•	Accounting for income taxes. We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. Specifically, we did not maintain effective controls to (1) timely record additional income taxes related to the deemed disposal of goodwill, (2) account for income taxes on the currency translations related to intercompany loans to our European subsidiaries, (3) ensure that proper allocation of currency gains/losses between capital and operating were used in calculating the quarterly effective tax rate, and (4) account for the income taxes on the currency impact of spin-related loan repayments. This control deficiency affected Income taxes, Accrued income taxes, Deferred income taxes and Accumulated other comprehensive income.

•	Accounting for certain derivative transactions. We did not maintain effective controls over the evaluation, documentation and accounting for certain derivative transactions, including transactions that we attempted to qualify for hedge accounting, in compliance with GAAP, which affected the accounting for Cost of sales and operating expenses, Other expenses (income) — net, Other comprehensive income (loss) and related balance sheet accounts.
      The above control deficiencies resulted in the need for restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005 as well as post-closing adjustments to the quarter ending September 30, 2005. Additionally, these control deficiencies could result in a misstatement in the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.
      Notwithstanding the above material weaknesses, management has concluded that our unaudited condensed consolidated and combined financial statements were prepared in accordance with GAAP. Accordingly, the unaudited condensed consolidated and combined financial statements included in our quarterly report on this Form 10-Q/ A fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.
Remediation efforts
      Management, with Audit Committee oversight, has begun implementing the following actions to remediate the material weaknesses and deficiencies in disclosure controls and procedures described above:

1. Efforts to strengthen accounting and finance department through additional professional staff. We have hired a number of additional professional staff over the past several months with the skills and experience needed for a global public company of our size and complexity, including an individual with expertise in and responsibility for derivative accounting. We will continue to seek to strengthen our accounting and finance department and strive to appropriately balance the allocation of full-time staff and consultants. In addition, our global tax director will be relocating from Europe to our corporate headquarters in Atlanta, Georgia, in the third quarter of 2006 to strengthen our tax reporting at the corporate and regional levels. The development of adequate corporate level accounting and finance oversight is still ongoing. We are still recruiting accounting and finance personnel and do not yet have permanent resources in place sufficient to close our books without significant reliance on third-party contractors.

2. Hiring of chief internal auditor. In January 2006, a new chief internal auditor was hired. The new chief internal auditor reports to our Audit Committee and has been charged with the responsibility of improving the overall effectiveness of the internal audit function. In addition, the new chief internal auditor has been charged with overseeing our Section 404 evaluation of internal control over financial reporting, which will include evaluating and recommending improvements in the existing system of internal control at both the entity and business group level and establishing a mechanism to monitor the effectiveness of internal controls on an ongoing basis.

3. Use of outside consultants and advisors. While we ultimately intend to reduce our reliance on outside consultants, for the near term we have engaged additional outside consultants and advisors to assist management in oversight and preparation of our financial statements, periodic reports filed with the SEC and related matters. As we strengthen our accounting and finance department, we intend to transition more of these functions to full-time staff.

4. Increased communication internally and with outside advisors. We have increased communication by and among senior management, external advisors and other third parties relevant to the disclosure process. Specifically, the chief executive officer meets weekly with his management team to review operational developments and he receives written departmental reports from his executive team monthly. The board of directors receives timely and regular updates on issues of importance. The chief executive officer also prepares a monthly report to the board of directors highlighting operational and financial results which is also distributed to his executive team.

5. Centralized accounting and finance group. We began in May 2005 to relocate the corporate financial consolidation group, which includes key accounting and finance personnel, to Atlanta, Georgia, with our executive officers and other key corporate level functions, to improve coordination of our financial reporting processes. The relocation process was completed in July 2005.

6. Enhanced efforts to identify non-routine transactions. We have initiated monthly meetings to identify non-routine transactions and their related accounting treatment at an early stage.

7. Disclosure controls and procedures improvements. With respect to the preparation of periodic reports to be filed with the SEC, we have instituted more regular meetings of key personnel involved in the process and developed detailed checklists and timetables with appropriate responsibilities and structural processes. In addition, we are utilizing a system of uniform document management (e.g., numbering, dating, and red-lining drafts) and improved coordination of the drafting process with respect to our earnings releases and periodic reports.

8. Corporate level review. Several corporate level accounting and finance review practices have been implemented to improve oversight into regional accounting issues, including a global review of balance sheet accounts requiring judgment and estimates, reconciliation of Additional paid-in capital accounts and Deferred translation adjustments and global reconciliation of movements in the fair market value of derivatives. We have also implemented enhanced reporting procedures within our legal, accounting and finance departments to improve the timeliness and effectiveness of reporting of legal matters (and the details surrounding our legal proceedings) through our accounting and finance department.

      Management will consider the design and operating effectiveness of these actions and will make additional changes it determines appropriate.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in internal control over financial reporting and related matters
      As announced on December 22, 2005, we have engaged an executive search firm to find a new chief financial officer. We are seeking an individual highly experienced in public company financial reporting and controls as well as investor relations. We currently anticipate that our current chief financial officer will remain with Novelis until his successor is in place. Robert M. Patterson joined Novelis as a senior finance professional, effective March 27, 2006. Mr. Patterson assumed the position and responsibilities of controller on April 27, 2006. Our former controller will continue to serve as our principal accounting officer until the filing of this quarterly report on Form 10-Q/A, our quarterly report on Form 10-Q/A for the second quarter of 2005 and our quarterly report on Form 10-Q for the third quarter of 2005 and is expected to remain with Novelis through the first half of 2006 to assist with transition matters. While we expect a smooth transition in the leadership of our accounting and finance organization, our current chief financial officer and former controller are important to our existing financial reporting and control processes, and we cannot assure you that their departure will not lead to one or more material changes in our internal control over financial reporting during a future period.
      Other than the remedial measures described in paragraphs 4, 5, 6 and 7 that impacted our internal control over financial reporting during the quarter ended March 31, 2005, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2005.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

List of Exhibits

Exhibit No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Senior Notes, dated as of February 3, 2005, between Novelis, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among Novelis, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
11	Computation of per share earnings (provided in Note 10 to the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included in this report under the caption “Earnings Per Share”)
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Geoffrey P. Batt

Geoffrey P. Batt
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jo-Ann Longworth

Jo-Ann Longworth
Principal Accounting Officer
Date: May 15, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Senior Notes, dated as of February 3, 2005, between Novelis, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among Novelis, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
11	Computation of per share earnings (provided in Note 10 to the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included in this report under the caption “Earnings Per Share”)
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002