Form 10-Q/A
period 2005-06-30
Novelis Inc.
filed 2006-05-16
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
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

EXPLANATORY NOTE
      This Amendment No. 1 on Form 10-Q/ A amends our quarterly report on Form 10-Q for the period ended June 30, 2005, initially filed with the Securities and Exchange Commission (SEC) on August 15, 2005, to reflect the restatement of our unaudited condensed consolidated and combined balance sheets, statements of income, statements of cash flows and statements of shareholders’/invested equity for the quarter and six months ended June 30, 2005 to correct errors for:

•	misapplication of GAAP related to liability recognition;

•	income tax accounting;

•	other miscellaneous items; and

•	out-of-period adjustments.
      The accompanying restated unaudited condensed consolidated and combined financial statements, including the notes thereto, have been revised to reflect the restatement adjustments. Refer to Note 3 — Restatement of Financial Statements to the unaudited condensed consolidated and combined financial statements in this Form 10-Q/ A for further information on the restatement and its impact on the quarter and six months ended June 30, 2005.
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
      Concurrently with the filing of this Form 10-Q/ A, we are filing an amendment on Form 10-Q/ A to our quarterly report on Form 10-Q for the period ended March 31, 2005 and our quarterly report on Form 10-Q for the period ended September 30, 2005.

Novelis Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (unaudited)
(in millions of US$, except per share amounts)

	Second Quarter		Six Months

	2005	2004	2005	2004

	(restated)		(restated)
Sales and operating revenues
— third parties	2,172	1,805	4,284	3,523
— related parties	—	124	—	216

	2,172	1,929	4,284	3,739

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
— third parties	1,960	1,578	3,844	3,083
— related parties	—	112	—	192
Depreciation and amortization	58	57	117	118
Selling, general and administrative expenses	79	50	164	110
Research and development expenses	11	6	19	10
Research and development expenses — related parties	—	12	—	18
Other expenses (income) — net
— third parties	13	4	(11)	8
— related parties	(1)	21	(1)	(22)
Interest expense
— third parties	49	10	94	21
— related parties	—	9	—	17

	2,169	1,859	4,226	3,555

Income before income taxes and other items	3	70	58	184
Income taxes	—	23	30	66

Income before other items	3	47	28	118
Equity in net income of non-consolidated affiliates	2	1	4	3
Minority interests in earnings of consolidated affiliates	(5)	(3)	(10)	(7)

Net income	—	45	22	114

Earnings per share
Net income per share — basic	—	0.61	0.30	1.54

Net income per share — diluted	—	0.61	0.30	1.53

Dividends per common share	0.09	—	0.18	—

Supplemental information for 2005:
Net income attributable to consolidated and combined results of Novelis from January 6 to June 30, 2005 — increase to Retained earnings	—		51
Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment(A)	—		(29)

Net income	—		22

(A)	Refer to Note 1 — Background and Basis of Presentation.
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (unaudited)
(in millions of US$, except number of shares)

	June 30,	December 31,
As of	2005	2004

	(restated)
ASSETS
Current assets
Cash and cash equivalents	127	31
Trade receivables (net of allowances of $32 in 2005 and $33 in 2004)
— third parties	1,073	710
— related parties	—	87
Other receivables
— third parties	5	5
— related parties	35	846
Prepaid expenses	51	36
Inventories
Aluminum	965	1,081
Raw materials	18	20
Other supplies	142	125

	1,125	1,226
Other current assets	154	77

Total current assets	2,570	3,018
Deferred charges and other assets	162	71
Long-term receivables from related parties	81	104
Property, plant and equipment, net	2,194	2,348
Investments in non-consolidated affiliates	98	122
Intangible assets (net of accumulated amortization of $10 in 2005 and $9 in 2004)	30	35
Goodwill	230	256

Total assets	5,365	5,954

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (unaudited) — (Continued)
(in millions of US$, except number of shares)

	June 30,	December 31,
As of	2005	2004

	(restated)
LIABILITIES AND SHAREHOLDERS’/ INVESTED EQUITY
Current liabilities
Current portion of long-term debt
— third parties	3	1
— related parties	—	290
Short-term borrowings
— third parties	22	229
— related parties	—	312
Accounts payable, trade
— third parties	783	496
— related parties	37	401
Accrued expenses	435	339
Interest payable	51	2
Accrued income taxes	41	1
Other current liabilities	29	21

Total current liabilities	1,401	2,092
Long-term debt, net of current portion
— third parties	2,757	139
— related parties	—	2,307
Accrued post-retirement benefits	306	284
Deferred credits and other liabilities	194	188
Deferred income taxes	163	249
Commitments and contingencies
Minority interests in equity of consolidated affiliates	144	140
Shareholders’/invested equity
Preferred shares — unlimited number of first preferred and second preferred shares authorized; none issued	—	—
Common shares, no par value — unlimited number of shares authorized; issued and outstanding: 73,993,006 shares as of June 30, 2005	—	—
Additional paid-in capital	434	—
Retained earnings	37	—
Accumulated other comprehensive income (loss)	(71)	88
Owner’s net investment	—	467

Total shareholders’/invested equity	400	555

Total liabilities and shareholders’/invested equity	5,365	5,954

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(in millions of US$)

Six Months Ended June 30	2005	2004

	(restated)
OPERATING ACTIVITIES
Net cash provided by operating activities	231	91

INVESTING ACTIVITIES
Capital expenditures	(59)	(59)
Proceeds from sales of fixed assets and investments	9	8
Proceeds from (payments on) loans receivable — net
— third parties	19	—
— related parties	364	(311)
Premiums paid on purchased derivatives	(18)	—
Net proceeds from settlement of derivatives	88	—

Net cash provided by (used in) investing activities	403	(362)

FINANCING ACTIVITIES
Proceeds from issuance of new debt — third parties	2,750	441
Principal repayments
— third parties	(1,630)	(28)
— related parties	(1,180)	—
Short-term borrowings — net
— third parties	(152)	(129)
— related parties	(302)	8
Dividends — common shareholders	(14)	-
Dividends — minority interest	(7)	(3)
Net receipts from (payments to) Alcan	72	(17)
Debt issuance costs paid	(71)	—

Net cash provided by (used in) financing activities	(534)	272

Net increase in cash and cash equivalents	100	1
Effect of exchange rate changes on cash balances held in foreign currencies	(4)	—
Cash and cash equivalents — beginning of period	31	27

Cash and cash equivalents — end of period	127	28

Supplemental schedule of 2005 non-cash investing and financing activities:
Spin-off transaction and post-closing adjustments
Other receivables	433
Short-term borrowings — related parties	(57)
Long-term debt — related parties	32
Capital lease obligation	52
Additional paid-in capital	(97)
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF
SHAREHOLDERS’/ INVESTED EQUITY (unaudited)
Six Months Ended June 30, 2005 (restated)
(in millions of US$, except number of shares which is in thousands and per share amounts)

						Accumulated
	Common Shares		Additional			Other
			Paid-in		Retained	Comprehensive	Owner’s Net
	Shares	Amount	Capital		Earnings	Income (Loss)	Investment		Total

Balance as of December 31, 2004	—	—	—		—	88	467		555
2005 Activity:
Net loss — January 1 to January 5 (restated)							(29	)(A)	(29)

Adjusted Invested equity at spin-off date — January 6	—	—	—		—	88	438	(B)	526
Issuance of common stock in connection with the spin-off (restated)	73,989	—	438				(438)		—
Spin settlement and post-closing adjustments (restated)			3	(C)					3
Issuance of common stock in connection with stock plans	4	—							—
Net income — January 6 to June 30 (restated)					51				51
Deferred translation adjustments (restated)						(146)			(146)
Change in minimum pension liability (restated)						(13)			(13)
Dividends on common shares ($0.18 per common share)					(14)				(14)
Dividends on preferred shares of consolidated affiliates			(7)						(7)

Balance as of June 30, 2005 (restated)	73,993	—	434		37	(71)	—		400

(A)	Refer to Note 1 — Background and Basis of Presentation.

(B)	Represents the amount of Owner’s net investment as of January 6, 2005.

(C)	In connection with the spin-off from Alcan, we entered into agreements which provide for various post-transaction adjustments. These adjustments, for the most part, have been and will be reflected as changes to shareholders’ equity and include items such as working capital, pension assets and liabilities, and adjustments to opening balance sheet accounts. This is further discussed in Note 1 — Background and Basis of Presentation.
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited)
(in millions of US$, except where indicated)

1.	BACKGROUND AND BASIS OF PRESENTATION

Background
      Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of June 30, 2005, we had operations on four continents, North America, South America, Asia and Europe, through 36 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining and smelting facilities that are integrated with the rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated products in all of these geographic regions.
      The accompanying unaudited condensed consolidated and combined financial statements should be read in conjunction with our audited combined financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K for the year ended December 31, 2004. References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically requires otherwise. The accompanying (a) condensed combined balance sheet as of December 31, 2004, which has been derived from audited financial statements, and (b) unaudited condensed consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying condensed consolidated and combined financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position as of June 30, 2005 and December 31, 2004; our results of operations for the three months and six months ended June 30, 2005 and 2004; and our cash flows for the six months ended June 30, 2005 and 2004.
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

Basis of Presentation
      The unaudited condensed consolidated and combined financial statements for the six months ended June 30, 2005 include the results for the period from January 1 to January 5, 2005 prior to our spin-off from Alcan, in addition to the results for the period from January 6 to June 30, 2005, as described below. The unaudited condensed combined financial results for the period from January 1 to January 5, 2005 present our operations and cash flows on a carve-out basis. The unaudited condensed consolidated balance sheet as of June 30, 2005 and results for the period from January 6 (the date of the spin-off from Alcan) to June 30, 2005 present our results of operations, financial position and cash flows as a stand-alone entity.
      All income earned and cash flows generated by us as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to us and are included in our unaudited condensed consolidated results for the period from January 6 to June 30, 2005, with the exception of mark-to-market losses of $43 ($29 after-tax) on derivative contracts primarily with Alcan. These mark-to-market losses for the period from January 1 to January 5, 2005 were recorded in the unaudited condensed consolidated and combined statements of income for the six months ended June 30, 2005, and are reflected as a decrease in Owner’s net investment.
      The condensed combined balance sheet as of December 31, 2004 and the unaudited condensed combined financial statements for the second quarter and six months ended June 30, 2004 (the historical combined financial statements) have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us. Management believes the assumptions underlying the historical combined financial statements, including the allocations described below, are reasonable. However, the historical combined financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses,

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
presented as Owner’s net investment in the condensed consolidated and combined and historical combined financial statements, includes the accumulated earnings of the businesses as well as cash transfers related to cash management functions performed by Alcan.
      As we were not a stand-alone company and operated as a part of Alcan prior to 2005, the historical combined financial statements include allocations of certain Alcan expenses, assets and liabilities, including the items described below.

General Corporate Expenses
      Alcan allocated general corporate expenses to us based on average head count and capital employed. Capital employed represents Total assets less Total current liabilities (excluding debt), Accrued post-retirement benefits, Deferred credits and other liabilities, and Deferred income taxes. These allocations are reflected in Selling, general and administrative expenses in the historical combined financial statements for the second quarter and six months ended June 30, 2004. The general corporate expense allocations are primarily for human resources, legal, treasury, insurance, finance, internal audit, strategy and public affairs and amounted to $9 and $17 for the second quarter and the six months ended June 30, 2004, respectively. Total corporate office costs, including the amounts allocated, amounted to $10 and $20 for the second quarter and six months ended June 30, 2004, respectively. The costs allocated are not necessarily indicative of the costs that would have been incurred had we performed these functions as a stand-alone company, nor are they indicative of costs that will be charged or incurred in the future. Subsequent to the spin-off, we perform the majority of these functions using our own resources or purchased services; however, for an interim period, certain services were provided by Alcan. As of March 2006, all but three of the approximately 130 service agreements between us and Alcan have ended. It is not practicable to estimate the amount of expenses we would have incurred for the second quarter and six months ended June 30, 2004 had we been a stand-alone entity, unaffiliated with Alcan.

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
      Prior to the spin-off, Alcan managed defined benefit plans in Canada, the U.S., the U.K. and Switzerland that include some of our entities. Our share of these plans’ assets and liabilities is not included in the accompanying combined balance sheet as of December 31, 2004. The historical combined financial statements for the second quarter and six months ended June 30, 2004, however, include an allocation of the costs of the plans. The costs vary depending on whether the entity was a subsidiary or a division of Alcan at that time. Pension costs of divisions of Alcan that were transferred to us were allocated based on the following methods: service costs were allocated based on a percentage of payroll costs; interest costs, the expected return on assets, and amortization of actuarial gains and losses were allocated based on a percentage of the projected benefit obligation (PBO); and prior service costs were allocated based on headcount. The total allocation of such pension costs amounted to $3 and $6 for the second quarter and six months ended June 30, 2004, respectively. Pension costs of subsidiaries of Alcan that were transferred to us were accounted for on the same basis as a multi-employer pension plan whereby the subsidiaries’ contributions for the period were recognized as net periodic pension cost. There were no contributions by the subsidiaries for the second quarter and six months ended June 30, 2004.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      Prior to the spin-off, Alcan provided post-retirement benefits in the form of unfunded healthcare and life insurance benefits to retired employees in Canada and the U.S. that include retired employees of some of our businesses. Our share of these plans’ liabilities is included in the historical combined balance sheet as of December 31, 2004 and our share of these plans’ costs is included in the historical combined statements of income for the second quarter and six months ended June 30, 2004.
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
      Historically, Alcan provided certain financing to us and incurred third party debt at the parent level. This financing is reflected in the combined balance sheet as of December 31, 2004 within the amounts due to Alcan and is interest-bearing as described in Note 6 — Related Party Transactions. As a result of this arrangement, the historical combined financial statements for the second quarter and six months ended June 30, 2004 do not include an allocation of additional interest expense. Our interest expense as a stand-alone company is higher than that recognized in the historical combined financial statements for the second quarter and six months ended June 30, 2004.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Stock Options
      Stock option expense and other stock-based compensation expense in the combined statements of income for the quarter and six months ended June 30, 2004 includes the Alcan expenses related to the fair value of awards held by certain employees of Alcan’s Rolled Products businesses during the periods presented as well as an allocation, calculated based on the average of headcount and capital employed, for Alcan’s corporate office employees. These expenses are not necessarily indicative of what our expenses would have been had we been a separate stand-alone entity in 2004.

Earnings Per Share
      Prior to the spin-off, we were not a separate legal entity with common shares outstanding. Earnings per share for the 2004 periods have been presented using our common shares outstanding and common share equivalents immediately after the completion of the spin-off on January 6, 2005.

Subsequent Events
      We have included disclosures in this Form 10-Q/ A with respect to certain subsequent events that occurred after the filing of the original Form 10-Q in this Note — 1 Background and Basis of Presentation, Note — 5 Restructuring Programs, Note — 7 Post-Retirement Benefits, Note 13 — Long-Term Debt, Note 15 — Commitments and Contingencies and Note 20 — Stock Options and Other Stock-Based Compensation.

2.	ACCOUNTING POLICIES
      The unaudited condensed consolidated and combined financial statements are based upon accounting policies and methods of their application consistent with those used and described in our annual financial statements as contained in our most recent annual report, except for the accounting policies described below and the recently adopted accounting policies described in Note 4 — Accounting Changes. Certain reclassifications and revisions have been made to prior period amounts to conform to the current period presentation. Operating results for the second quarter and six months ended June 30, 2005 are not necessarily indicative of the results for the year ended December 31, 2005.

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
      In May 2005, the FASB issued FASB Staff Position (FSP) No. EITF 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation. The FSP was issued to clarify the application of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to freestanding financial instruments originally issued as employee compensation that can be settled only by delivering registered shares. This FSP clarifies that a requirement to deliver registered shares, in and of itself, will not result in liability classification for freestanding financial instruments originally issued as employee compensation. This clarification is consistent with the FASB’s intent in issuing FASB 123(R). We will apply the guidance in this FSP in accordance with the effective date and transition provisions of FASB 123(R).
      In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (EITF 05-5). EITF 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The EITF also specifies the accounting for government subsidies related to these arrangements. EITF 05-5 is effective in fiscal years beginning after December 15, 2005. The adoption of EITF 05-5 is not expected to have a material impact on our financial position, results of operations or cash flows.
      In June 2005, the FASB issued Staff Position (FSP) FAS 143-1, Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the Directive) of the European Union (EU) which is subject to transformation into the respective national laws. Under the Directive, the waste management obligation remains with the commercial user until the historical waste equipment (put on the market before August 13, 2005) is replaced. At that time the waste management obligation for the equipment may be transferred to the producer of the replacement equipment depending on the transformation of the Directive into national law by the EU member country. If the commercial user does not replace the equipment, the obligation remains with that user until the equipment is disposed. FSP FAS 143-1 requires the commercial user to apply the provisions of FASB 143, Accounting for Asset Retirement Obligations, to the obligation associated with historical waste equipment. FSP FAS 143-1 will have to be applied in the first reporting period ending after the date the law is adopted by the applicable EU member countries. The adoption of FSP FAS 143-1 did not have a material impact on our financial position, results of operations or cash flows.
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
      As a result of these matters, and other questions arising at the time, our Audit Committee engaged special legal counsel and accounting advisors to assist management in conducting a full review of our contingent liabilities and reserves, as well as adjustments made to our opening balance sheet as of January 6, 2005. This review identified additional errors in our historical combined financial statements as well as our unaudited condensed consolidated and combined financial statements for the quarter and six months ended June 30, 2005. As a result of the matters described above and the errors discovered during the review process, we are restating our unaudited condensed consolidated and combined financial statements for the quarter and six months ended June 30, 2005 to correct errors for the following items:

•	misapplication of GAAP related to liability recognition;

•	income tax accounting;

•	other miscellaneous items; and

•	out-of-period adjustments.
      Misapplication of GAAP related to liability recognition. We corrected errors for certain items that were individually and in the aggregate immaterial related to liabilities that were not accrued or adjusted in the proper period. We corrected an error in Other expenses (income) — net for the $4.6 pre-tax gain related to the partial reversal of the liability for the Brazilian tax litigation matter described above in the quarter ended June 30, 2005.
      Income tax accounting. We made multiple adjustments to our unaudited condensed consolidated and combined financial statements to correct our recorded income tax amounts. The most significant tax adjustments are summarized as follows:

•	Germany deemed disposal of goodwill. In connection with our spin-off from Alcan, we entered into an agreement with Alcan whereby our Ohle plant agreed to supply pet food containers to Alcan through a tolling arrangement. Under German tax laws, the effect of shifting from a manufacturing and sale arrangement to a tolling arrangement could be treated as a deemed disposal of goodwill. If treated as such, we would have generated taxable income. However, we failed to record a tax provision of $3.0 for the uncertain tax position in the quarter ended March 31, 2005.

•	Currency impacts on intercompany loans. As discussed above, an error was made in the accounting for income taxes on the currency translations related to intercompany loans to our European subsidiaries. We made intercompany loans to various European subsidiaries in various functional currencies which were other than the U.S. (or Canadian) dollar. For accounting purposes, the currency gains/losses, together with the tax effects should have been recorded to Other comprehensive income. As a Canadian corporation, we file our tax returns in Canadian dollars. After the Canadian dollar made significant currency movements during the third quarter of 2005, we began to analyze the extent to which the currency movement would impact our income taxes. During this review, we discovered we had incorrectly recorded the tax effects of $4.7 as a reduction to Income taxes instead of as a reduction to Other comprehensive loss to match the

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

treatment of the currency gains/losses. Accordingly, we recorded an additional $4.7 in Income taxes for the quarter ended March 31, 2005. With the movement in currency gains/losses and our tax position for the quarter ended June 30, 2005, there was an approximately equal and offsetting decrease of $4.7 to Income taxes in that period, resulting in a net adjustment for the six months ended June 30, 2005 of nil.

•	Tax treatment of other currency gains/losses. As part of our review of currency impacts on intercompany loans discussed above, management also identified calculation errors in the first and second quarters of 2005 where we incorrectly allocated certain currency gains/losses between capital and operating income and losses for Canadian income tax purposes, which impacted the effective tax rates used in those quarters. The correction of the effective tax rates resulted in reduced Income taxes of $1.5 in the quarter ended June 30, 2005 and an increase to Income taxes of $2.5 for the six months ended June 30, 2005.

•	Tax treatment of the currency impact of spin-related loan repayments. As of December 31, 2004, we owed amounts to Alcan in U.S. dollars. In connection with our spin-off from Alcan, we repaid these loans during the three months ended March 31, 2005. As the U.S. dollar is the functional currency for Novelis Inc., no foreign currency transaction losses were recognized for financial reporting purposes upon repayment of the loans. However, for Canadian tax purposes, there were foreign currency transaction losses treated as capital losses. For the three months ended March 31, 2005, the tax benefit from these foreign currency transaction losses were offset by a valuation allowance, as it was more likely than not that the benefit of these losses would not be realized. In the second quarter of 2005, the tax provision should have included a reversal of a portion of that valuation allowance against foreign currency transaction gains realized during the period. The correction of this error resulted in a decrease to Income taxes of $7.3 for the quarter and six months ended June 30, 2005.
      Other miscellaneous items. We found a number of individually and in the aggregate immaterial errors that resulted in adjustments that reduced Net income by $0.1, net, for the quarter ended June 30, 2005 and $0.2, net for the six months ended June 30, 2005.
      Out-of-period adjustments. In addition to the restatement items discussed above, certain adjustments were made in conjunction with the restatement of our unaudited condensed consolidated and combined financial statements for the first quarter of 2005 that relate to errors made in periods prior to January 1, 2005 (out-of-period adjustments). The net effect of these out-of-period adjustments on our Net income was an increase of $4 for the quarter ended March 31, 2005. However, certain other out-of-period adjustments that decreased Net income by $2, net, were previously reported in our financial statements included in our quarterly report on Form 10-Q for the period ended March 31, 2005, as originally filed. Therefore, the net effect of all out-of-period adjustments on our Net income for the quarter ended March 31, 2005 and the six months ended June 30, 2006 was an increase of $2.
      The above amounts were individually and in the aggregate not material, both in terms of each prior year and period affected. In addition, we concluded that the impact of the adjustments is immaterial to our financial position, results of operations and cash flows for the first quarter of 2005, six months ended June 30, 2005 and the full year ended December 31, 2005 (based on our expected full year results). Accordingly, we recorded these adjustments in the quarter ended March 31, 2005.
      Restatement of Cash Flows. We also discovered a number of errors in the condensed consolidated and combined statement of cash flows. The errors include a misclassification of costs related to the issuance of debt and the misclassification of net proceeds from economic hedge transactions. The

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
effects of these items are presented in the table showing the restatement effects on our condensed consolidated and combined statement of cash flows below.
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
      The following tables summarize the effects of the restatements and presentation reclassifications on our previously issued unaudited condensed consolidated and combined financial statements:

	2005

	Second	Six
Summary of increases (decreases) in Net income:	Quarter	Months

Net income (loss) — as previously reported	(18)	11

Net adjustments
Misapplication of GAAP related to liability recognition	3	3
Errors in income tax accounting	15	4
Out-of-period adjustments	—	4

Total net adjustments	18	11

Net income (restated)	—	22

Earnings (loss) per share
Net income (loss) per share — basic — as previously reported	(0.24)	0.15
Misapplication of GAAP related to liability recognition	0.04	0.04
Errors in income tax accounting	0.20	0.05
Out-of-period adjustments	—	0.06

Effect of restatement adjustments	0.24	0.15

Net income per share — basic (restated)	—	0.30

Net income (loss) per share — diluted — as previously reported	(0.24)	0.15
Misapplication of GAAP related to liability recognition	0.04	0.04
Errors in income tax accounting	0.20	0.05
Out-of-period adjustments	—	0.06

Effect of restatement adjustments	0.24	0.15

Net income per share — diluted (restated)	—	0.30

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

	2005

	Second	Six
Summary of increases (decreases) in Regional Income(A):	Quarter	Months

Regional Income — as previously reported	140	322

Net adjustments
Misapplication of GAAP related to liability recognition	4	4
Other miscellaneous items	(3)	(5)
Out-of-period adjustments	—	(6)

Total net adjustments	1	(7)

Regional Income (restated)	141	315

(A)	A discussion of Regional Income and a reconciliation of Regional Income to Income before income taxes and other items can be found in Note 17 — Information by Operating Segments to our unaudited condensed consolidated and combined financial statements.

	2005

	Second Quarter		Six Months

	As		As
	Previously		Previously
Summary of restatement impact on Regional Income by region:	Reported	As Restated	Reported	As Restated

Novelis North America	34	35	91	87
Novelis Europe	58	55	115	109
Novelis Asia	29	27	59	57
Novelis South America	19	24	57	62

Total Regional Income	140	141	322	315

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

	2005

	Second Quarter

	As
Restatement effects on our condensed consolidated and combined statement	Previously		As
of income:	Reported	Restatements	Restated

Sales and operating revenues
— third parties	2,173	(1)	2,172

	2,173	(1)	2,172

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
— third parties	1,968	(8)	1,960
Depreciation and amortization	57	1	58
Selling, general and administrative expenses	76	3	79
Research and development expenses	11	—	11
Other expenses (income) — net
— third parties	11	2	13
— related parties	—	(1)	(1)
Interest expense
— third parties	50	(1)	49

	2,173	(4)	2,169

Income before income taxes and other items	—	3	3
Income taxes	15	(15)	—

Income (loss) before other items	(15)	18	3
Equity in net income of non-consolidated affiliates	2	—	2
Minority interests in earnings of consolidated affiliates	(5)	—	(5)

Net income (loss)	(18)	18	—

Earnings (loss) per share
Net income (loss) per share — basic	(0.24)	0.24	—

Net income (loss) per share — diluted	(0.24)	0.24	—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

	2005

	Six Months

	As
Restatement effects on our condensed consolidated and combined statement	Previously		As
of income:	Reported	Restatements	Restated

Sales and operating revenues
— third parties	4,291	(7)	4,284

	4,291	(7)	4,284

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
— third parties	3,852	(8)	3,844
Depreciation and amortization	115	2	117
Selling, general and administrative expenses	152	12	164
Research and development expenses	19	—	19
Other expenses (income) — net
— third parties	(3)	(8)	(11)
— related parties	—	(1)	(1)
Interest expense
— third parties	94	—	94

	4,229	(3)	4,226

Income before income taxes and other items	62	(4)	58
Income taxes	44	(14)	30

Income before other items	18	10	28
Equity in net income of non-consolidated affiliates	4	—	4
Minority interests in earnings of consolidated affiliates	(11)	1	(10)

Net income	11	11	22

Earnings per share
Net income per share — basic	0.15	0.15	0.30

Net income per share — diluted	0.15	0.15	0.30

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

	As of June 30, 2005
					As
	As				Restated
Restatement and reclassification effects on	Previously		As		and
our condensed consolidated balance sheet:	Reported	Restatements	Restated	Reclassifications	Reclassified

ASSETS
Current assets
Cash and cash equivalents	129	(2)	127	—	127
Trade receivables
— third parties	1,030	43	1,073	—	1,073
Other receivables
— third parties	249	(193)	56	(51)	5
— related parties	35	—	35	—	35
Prepaid expenses	—	—	—	51	51
Inventories
Aluminum	962	3	965	—	965
Raw materials	18	—	18	—	18
Other supplies	142	—	142	—	142

	1,122	3	1,125	—	1,125
Other current assets	—	154	154	—	154

Total current assets	2,565	5	2,570	—	2,570
Deferred charges and other assets	235	25	260	(98)	162
Long-term receivables from related parties	82	(1)	81	—	81
Property, plant and equipment, net	2,181	13	2,194	—	2,194
Investments in non-consolidated affiliates	—	—	—	98	98
Intangible assets	30	—	30	—	30
Goodwill	248	(18)	230	—	230

Total assets	5,341	24	5,365	—	5,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt
— third parties	3	—	3	—	3
Short-term borrowings
— third parties	23	(1)	22	—	22
Accounts payable, trade
— third parties	1,302	37	1,339	(556)	783
— related parties	37	—	37	—	37
Accrued expenses	—	—	—	435	435
Interest payable	—	—	—	51	51
Accrued income taxes	—	—	—	41	41
Other current liabilities	—	—	—	29	29

Total current liabilities	1,365	36	1,401	—	1,401

Long-term debt, net of current portion
— third parties	2,757	—	2,757	—	2,757
Accrued post-retirement benefits	—	—	—	306	306
Deferred credits and other liabilities	486	14	500	(306)	194
Deferred income taxes	198	(35)	163	—	163
Minority interests in equity of consolidated affiliates	144	—	144	—	144
Shareholders’ equity
Additional paid-in capital	434	—	434	—	434
Retained earnings	27	10	37	—	37
Accumulated other comprehensive income (loss)	(70)	(1)	(71)	—	(71)

Total shareholders’ equity	391	9	400	—	400

Total liabilities and shareholders’ equity	5,341	24	5,365	—	5,365

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

	Six Months Ended June 30, 2005

	As
Restatement effects on our condensed consolidated and combined statement	Previously		As
of cash flows:	Reported	Restatements	Restated

Cash and cash equivalents — beginning of period	31	—	31
Net cash provided by operating activities	288	(57)	231
Net cash provided by investing activities	336	67	403
Net cash used in financing activities	(522)	(12)	(534)

Net increase in cash and cash equivalents	102	(2)	100
Effect of exchange rate changes on cash balances held in foreign currencies	(4)	—	(4)

Cash and cash equivalents — end of period	129	(2)	127

4.	ACCOUNTING CHANGES

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

2005 Restructuring Activities
      No new material restructuring activities took place in the six months ended June 30, 2005.

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
      In the second quarter of 2005, we recorded recoveries of $4 in connection with the operations of Pechiney. These recoveries were credited against the Goodwill associated with the Pechiney acquisition.

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
      In 2005, we recorded recoveries of $1 in connection with 2004 restructuring program activities in Nachterstedt, Germany (Q1: $1; Q2: nil).

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
      In 2005, we recorded recoveries of $2 in connection with 2001 restructuring program activities in Rogerstone, Wales (Q1: $1; Q2: $1).
      The schedule provided below shows details of the provision balances, related cash payments and recoveries for the significant restructuring activities included in Other expenses (income) — net in the unaudited condensed consolidated and combined statements of income:

		Asset
	Severance	Impairment
	Costs	Provisions	Other	Total

Provision balance as of January 1, 2004	19	—	15	34
Year Ended December 31, 2004 activity:
Charges (recoveries) recorded in the statement of income	10	8	(1)	17
Liabilities recorded in the allocation of the Pechiney purchase price	19	—	4	23
Cash payments — net	(14)	—	(5)	(19)
Non-cash charges (recoveries)	—	(8)	6	(2)

Provision balance as of December 31, 2004	34	—	19	53
Six Months Ended June 30, 2005 activity (restated):
Recoveries recorded in the statement of income (restated)	(3)	—	—	(3)
Recoveries credited against Goodwill (restated)	(4)	—	—	(4)
Cash payments — net (restated)	(12)	—	(4)	(16)
Effect of exchange rate changes on ending provision balances (restated)	(3)	—	(2)	(5)

Provision balance as of June 30, 2005 (restated)	12	—	13	25

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
      In March 2006, we announced additional actions in the restructuring of our European operations, with the sale of our aluminum rolling mill in Annecy, France to private equity firm American Industrial

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
Acquisition Corporation and the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closure of two non-core business lines located within those facilities. We will record a pre-tax accounting charge of approximately $14 in connection with the sale of the Annecy plant, and a pre-tax accounting charge in the $10 to $12 range for the restructuring of the Ohle and Ludenscheid operations for the first quarter of 2006. These charges include redundancy costs and the write-off of assets on the balance sheet.

6.	RELATED PARTY TRANSACTIONS
      The following table describes the nature and amounts of transactions that we had with related parties during the quarter and six months ended June 30, 2005 and 2004. In 2004, Alcan was considered a related party to Novelis. However, subsequent to the spin-off, Alcan is no longer a related party as defined in FASB Statement No. 57, Related Party Disclosures, and accordingly, all transactions between Novelis and Alcan are third party transactions.

	Second
	Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Sales and operating revenues
Alcan(A)	—	124	—	216

Cost of sales and operating expenses
Alcan(A)	—	112	—	192

Research and development expenses
Alcan(B)	—	12	—	18

Interest expense
Alcan(C)	—	9	—	17

Other expenses (income) — net
Service fee income(D)	—	(18)	—	(27)
Service fee expense(E)	—	10	—	19
Interest income(F)	—	(6)	—	(11)
Derivatives(G)	—	36	—	(8)
Other	(1)	—	(1)	6

Total other expenses (income) — net arising from transactions with Alcan	(1)	22	(1)	(21)
Interest income from Aluminium Norf GmbH	—	(1)	—	(1)

Total other expenses (income) — net arising from transactions with related parties	(1)	21	(1)	(22)

Purchase of inventory/tolling services
Aluminium Norf GmbH	51	48	102	96

Alcan(H)	—	490	—	983

(A)	We purchase from and sell materials to Alcan in the ordinary course of business.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

(B)	These expenses represent an allocation of research and development expenses incurred by Alcan on behalf of Novelis.

(C)	As discussed further below and in Note 12 — Short-Term Borrowings and Note 13 — Long-Term Debt, we had various short-term borrowings and long-term debt payable to Alcan where interest was charged on both a fixed and a floating rate basis.

(D)	Service fee income arises from sales of research and development and other corporate services to Alcan.

(E)	Service fee expense arises from the purchase of corporate services from Alcan.

(F)	Represents interest income earned on outstanding advances and loans to Alcan.

(G)	Alcan was the counterparty to most of our metal and currency derivatives.

(H)	Alcan is our primary third party supplier of prime and sheet ingot. Refer to Note 15 — Commitments and Contingencies.
      The table below describes the nature of and the period-end balances that we have with related parties:

	June 30,	December 31,
As of	2005	2004

Trade receivables
Alcan(A)	—	87

Other receivables
Alcan(B)	—	801
Aluminium Norf GmbH(C)	35	45

	35	846

Long-term receivables
Alcan	—	2
Aluminium Norf GmbH(C)	81	102

	81	104

Current portion of long-term debt
Alcan(D)	—	290

Short-term borrowings
Alcan(E)	—	312

Accounts payable, trade
Alcan(A)	—	356
Aluminium Norf GmbH(A)	37	45

	37	401

Long-term debt, net of current portion
Alcan(D)	—	2,307

(A)	We purchase from and sell materials to Alcan and we purchase services from an investee accounted for under the equity method, in the ordinary course of business.

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
      For the quarter and six months ended June 30, 2005, we contributed $3 and $7, respectively, to the Alcan sponsored plans described above.
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
      The board of directors reviewed management’s recommendations with respect to certain modifications of our post-retirement benefit plans. On October 28, 2005, our board of directors approved and adopted the following changes related to post-retirement benefit plans:

a) New salaried employees (new as of January 1, 2005 in the U.S. and as of January 1, 2006 in Canada and the U.K.) will participate in Defined Contribution (DC) retirement plan arrangements rather than Defined Benefit (DB) plans. The Novelis board of directors also approved the adoption of the Novelis Savings and Retirement Plan effective December 1, 2005 replacing the Alcancorp Employees’ Savings Plan (for U.S. salaried employees) and adding a retirement account feature to the plan;

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      Components of net periodic benefit cost are shown in the table below:

	Pension Benefits				Other Benefits

	Second				Second
	Quarter		Six Months		Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004	2005	2004	2005	2004

	(restated)		(restated)
Service cost	5	5	9	10	1	1	2	1
Interest cost	7	7	15	14	3	1	6	3
Expected return on assets	(6)	(6)	(12)	(12)	—	—	—	—
Amortization
— actuarial losses	2	1	4	2	—	—	—	—
— prior service cost	1	1	2	2	—	—	—	—
Curtailment/ settlement gains	—	(19)	—	(19)	—	—	—	—

Net periodic benefit cost	9	(11)	18	(3)	4	2	8	4

      The expected long-term rate of return on plan assets is 7.5% in 2005.
      In the quarter ended June 30, 2004, we recognized a $19 settlement gain on the wind-up of the Brazilian operations’ defined benefit plan.

Employer Contributions
      Our pension funding policy is to contribute the amount required to provide for contractual benefits attributed to service to date, and to amortize unfunded actuarial liabilities, for the most part over periods of 15 years or less. We previously disclosed in our historical combined financial statements for the year ended December 31, 2004 that we expected to contribute $10 to our funded pension plans in 2005. The contributions are expected to be fully comprised of cash. As of June 30, 2005, $12 has been contributed, and we expect to contribute an additional $4 over the remainder of the year. The additional contributions are necessary to fund pension plan deficits in certain countries as well as new pension plans created subsequent to our spin-off. We also expect to pay $9 of unfunded pension benefits and lump sum indemnities in 2005.
      We also participate in savings plans in Canada and the U.S. as well as defined contribution pension plans in Malaysia and Brazil. We expect to make contributions of $9 to these plans in 2005 ($8 in 2004).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

8.	OTHER EXPENSES (INCOME) — NET
      The following table presents the components of Other expenses (income) — net:

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

	(restated)		(restated)
Restructuring costs (recoveries) — net	(1)	2	(3)	2
Asset impairment provisions	1	—	1	—
Gain on disposals of fixed assets(A)	(10)	—	(11)	(6)
Interest income	(2)	(7)	(4)	(13)
Realized gains on monetization of cross-currency interest rate swaps	(45)	—	(45)	—
Realized gains on derivatives(B)	(7)	—	(15)	—
Exchange losses	17	2	5	3
Unrealized (gains) losses on change in market value and reclassification of derivatives(C)	59	27	43	(15)
Service fee expense — net	—	1	—	1
Bridge financing commitment fee	—	—	11	—
Provisions for legal and environmental reserves	—	—	6	—
Other	—	—	—	14

	12	25	(12)	(14)

(A)	Includes a gain on the sale of land in Asia of ($11).

(B)	Includes metal, natural gas and energy derivatives.

(C)	Included in the six months ended June 30, 2005 is $43 in pre-tax unrealized losses ($29 after-tax) on the change in market value of derivative contracts, primarily with Alcan, for the period from January 1 to January 5, 2005, as described in Note 1 — Background and Basis of Presentation.

9.	INCOME TAXES
      The provision (benefit) for income taxes is comprised of the following:

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

	(restated)		(restated)
Current	9	27	67	51
Deferred	(9)	(4)	(37)	15

	—	23	30	66

      The effective tax rates for the six months ended June 30, 2005 and 2004 were 52% and 36%, respectively, compared to the Canadian statutory rate of 33% for both periods. For the six months ended

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
June 30, 2005, the reconciliation of income taxes at the Canadian statutory rate to our effective rate is as follows:

	Six Months

Period ended June 30	2005	2005

	(restated)	Tax Rate
		Component
Income before income taxes and other items	58
Income taxes at statutory rate	19	33%
Adjustments to the statutory rate:
Difference in effective tax rates of foreign subsidiaries	(4)	(7)%
Unrealized benefit on losses	19	33%
Out-of-period adjustments	(7)	(12)%
Exchange translation items	(4)	(7)%
Taxes relating to the spin-off transaction	(1)	(2)%
Reduced-rate or tax-exempt items	4	7%
Other — net	4	7%

Income taxes at effective rate	30	52%

      The 2004 historical combined financial statements were prepared on a carve-out basis. A comparison of our first half of 2004 effective rate to the statutory rate would not be meaningful.

10.	EARNINGS PER SHARE
      We use the treasury stock method to calculate the dilutive effect of stock options and other stock equivalents (dilutive shares). The following table shows the information used in the calculation of basic and diluted earnings per share:

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

	(restated)		(restated)
Numerator:
Net income	—	45	22	114

Denominator (number of common shares in millions):
Weighted average number of outstanding shares	73.99	73.99	73.99	73.99
Effect of dilutive shares(A)	—	0.44	0.23	0.44

Adjusted number of outstanding shares	73.99	74.43	74.22	74.43

Earnings per share — basic (in US$)	—	0.61	0.30	1.54

Earnings per share — diluted (in US$)	—	0.61	0.30	1.53

(A)	Since there was no net income in the second quarter, dilutive shares have been excluded from the computation of dilutive earnings per share for the second quarter of 2005 since there would be no impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      Options to purchase an aggregate of 2,719,814 Novelis common shares were held by our employees as of June 30, 2005. Of these, 1,378,671 options to purchase common shares at an average exercise price of $19.41 per share were dilutive for the periods presented. These dilutive stock options are equivalent to 211,108 and 205,840 Novelis common shares for the second quarter and the six months ended June 30, 2005, respectively. Additionally, there are 26,732 Director Deferred Share Units (DDSUs) (see Note 20 — Stock Options and Other Stock-Based Compensation) for the second quarter and the six months ended June 30, 2005 that were included as dilutive shares. The number of anti-dilutive Novelis options held by our employees as of June 30, 2005 was 1,341,143.
      For both the second quarter and the six months ended June 30, 2004 under rules applicable to carve-out statements, the effect of dilutive stock options was calculated based on an aggregate of 1,356,735 Alcan common shares held by Novelis employees. Of these, 685,285 options to purchase Alcan common shares, at an average exercise price of CAN$38.86 (US$29.96) per share were dilutive for the periods presented. These dilutive stock options were equivalent to 443,351 Novelis common shares for both the second quarter and six months ended June 30, 2004. The number of anti-dilutive Alcan options held by Novelis employees as of June 30, 2004 was 671,450.

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
      The table below summarizes forfaiting activities for the periods presented:

	Second
	Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Receivables forfaited during the period	73	48	124	95

Expense recognized due to forfaiting activities	1	1	1	1

	June 30,	December 31,
As of	2005	2004

Forfaited receivables outstanding	55	50

12.	SHORT-TERM BORROWINGS
      As of December 31, 2004, our short-term borrowings were $229 due to third parties and $312 due to Alcan. In order to facilitate the separation of Novelis and Alcan, we executed substantial and material debt restructuring and financing transactions in early January and February of 2005, whereby we effectively replaced all of our financing obligations to Alcan and certain other third parties with new third party debt aggregating $2,951 (see Note 13 — Long-Term Debt). Alcan, a related party at December 31,

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
2004, was repaid in 2005, primarily as a related party, through both cash and non-cash transactions. As of June 30, 2005, short-term borrowings due to third parties totaled $22 consisting of borrowings in Korea through local banking relationships not under a line of credit. The carrying amount approximates fair value because this debt has short periods to maturity, and market rates of interest. As of June 30, 2005, the weighted average interest rate on short-term borrowings was 4.01%.
      A contractual short-term line of credit in Brazil totaled $25 as of June 30, 2005, of which $25 was available. The senior secured credit facility for $1,800 (see Note 13 — Long-Term Debt) includes a $500 five-year multi-currency revolving credit and letter of credit facility. As of June 30, 2005, $2 of the $500 facility was utilized for letters of credit.

13.	LONG-TERM DEBT

	June 30,	December 31,
As of	2005	2004

DUE TO RELATED PARTIES
Total related party debt(A)	—	2,597
Less: current portion	—	(290)

Long-term related party debt, net of current portion	—	2,307

DUE TO THIRD PARTIES
Novelis Inc.
Floating rate Term Loan B, due 2012(B)	411	—
7.25% Senior Notes, due 2015(D)	1,400	—
Novelis Corporation
Floating rate Term Loan B, due 2012(B)(C)	714	—
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (Swiss Francs (CHF) 62 million)(E)	48	—
Novelis Korea Limited(F)
Bank loan, due 2008	50	—
Bank loan, due 2007	70	70
Bank loan, due 2007 (Korean won (KRW) 40 billion)	39	39
Bank loan, due 2007 (KRW 25 billion)	24	24
Bank loans, due 2005/2011 (KRW 2 billion)	2	2
Other
Other debt, due 2009	2	5

Total third party debt	2,760	140
Less: current portion	(3)	(1)

Long-term third party debt, net of current portion	2,757	139

(A)	All of our related party debt of $2,597 as of December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 and fixed rate promissory notes (Alcan Notes) obtained in December 2004 of $1,205. The Alcan Notes as of December 31, 2004, plus additional Alcan Notes of $170

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

(B)	In connection with the spin-off transaction described in Note 1 — Background and Basis of Presentation, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1,800. These facilities consist of: (1) a $1,300 seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus 1.75% (the effective rate at June 30, 2005 was 4.96% assuming the selection of 3-month LIBOR as our borrowing choice), all of which was borrowed on January 10, 2005, and (2) a $500 five-year multi-currency revolving credit facility. The Term Loan B facility consists of an $825 Term Loan B in the U.S. and a $475 Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the spin-off transaction to refinance our related party debt with Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been recorded in Deferred charges and other assets and are being amortized over the life of the related borrowing in Interest using the “effective interest amortization” method.

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

As of March 31, 2006, we had $855 outstanding under the $1,800 facility.

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

(E)	In connection with the spin-off, we entered into a fifteen-year capital lease agreement with Alcan for assets in Sierre, Switzerland, which has an implied interest rate of 7.5% and calls for fixed quarterly payments of $1 (1.7 million CHF). The following table presents future minimum payments under this capital lease as of June 30, 2005:

Payments in Year Ended December 31

Remainder of 2005	3
2006	5
2007	5
2008	5
2009	6
2010	6
Thereafter	51

Total payments	81
Less: interest portion	(33)

Total capital lease obligation included in long-term debt	48

(F)	In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 floating rate long-term loan which was subsequently swapped for a 4.55% fixed rate KRW 73 billion loan and into two long-term floating rate loans of $39 (KRW 40 billion) and $24 (KRW 25 billion), which were then swapped for fixed rate loans of 4.80% and 4.45%, respectively. In 2005, interest on another loan for $2 (KRW 2 billion) ranged from 3.00% to 4.47% (2004: 3.00% to 5.50%). In February 2005, Novelis Korea entered into a $50 million floating rate long-term loan which was subsequently swapped for a 5.30% fixed rate KRW 51 billion loan.
      In 2004, we entered into a loan and corresponding deposit and guarantee agreement for $90 which had a balance of $80 at June 30, 2005. We do not include the amounts in our unaudited condensed consolidated and combined financial statements as the agreements include a legal right of setoff.
      Based on rates of exchange at June 30, 2005, debt repayment requirements for the remainder of fiscal 2005 and over the next five years amount to $3 in 2005; $2 in 2006; $136 in 2007; $53 in 2008; $2 in 2009

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
and $3 in 2010. We made an optional principal prepayment of $85 on our Term Loan on March 31, 2005 and, in the process, satisfied a 1% per annum principal amortization requirement for fiscal year 2010. We made another optional prepayment of $90 of our Term Loans on June 30, 2005 and, in the process, satisfied additional amortization requirements through fiscal year 2011. The senior secured credit facility (note (B) above) also requires us potentially to prepay an additional portion of our Term Loans annually, based on a defined formula. This amount cannot be determined in advance and has therefore not been included in the future debt payment requirements shown above.
      As of June 30, 2005, we were in compliance with all the financial covenants in our debt agreements, but see the discussion of the restatement effects on our debt agreements above in notes (B) and (D).

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
      During the second quarter of 2005, we monetized the initial cross-currency interest rate swaps and replaced them with new cross-currency interest rate swaps maturing in 2015, totaling $712 (Euro 475 million, GBP 62 million, CHF 35 million). The aggregate fair value of the U.S. dollar interest rate swaps and the new cross-currency interest rate swaps as of June 30, 2005 was a liability of $16.

Financial Instruments — Fair Value
      On June 30, 2005, the book value of our long-term debt totals $2,760 (2004: $2,737). The 7.25% Senior Notes, due 2015, total $1,400 of this amount and have a fair value of $1,405 based on available market prices. For the remainder of our debt and all other financial assets and liabilities, book value approximates fair value because the variable interest rates on the debt re-set to market rates periodically.

15.	COMMITMENTS AND CONTINGENCIES
      As described in Note 6 — Related Party Transactions, Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan represent 48% and 49% of total prime and sheet ingot third party purchases for the second quarter and six months ended June 30, 2005, respectively (2004: 52% and 51%).
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to environmental matters will be in the range of $41 to $55. A liability of $54 has been recorded on the unaudited condensed consolidated and combined balance sheets at June 30, 2005, in Deferred credits and other liabilities. Management has reviewed the environmental matters for which we assumed liability as a result of our separation from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or liquidity.
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
      In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. At June 30, 2005, our estimated cost associated with this remediation was approximately $25. In the third quarter of 2005, we revised our estimated cost associated with this remediation to $19. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and we believe that our estimate of $19 is reasonable and that the remediation plan will be approved and implemented in 2006.
      Borgofranco. As of June 30, 2005, we had recorded an aggregate reserve of $12 with respect to environmental matters at our Borgofranco, Italy plant. A stockpile of salt cake, a by-product of the

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
production process at our Borgofranco, Italy plant, has accumulated over several years. A reserve of approximately $8 has been provided for its processing and disposal. Further, tests on the soil at the Borgofranco site discovered additional contamination. A reserve of approximately $4 was established to cover the expected remediation required.

Judicial Deposits
      Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, we have made cash deposits of $7 (2004: $7) into judicial depository accounts pending finalization of the related cases. These amounts are included in Deferred charges and other assets on our balance sheets. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases.
      Although there is a possibility that liabilities may arise in other instances for which no accruals have been made, we do not believe that it is probable that any losses in excess of accrued amounts would have a material adverse effect on our business, financial condition or liquidity, absent unusual circumstances.
      In addition, see reference to income taxes in Note 9 — Income taxes and debt repayments in Note 13 — Long-Term Debt.

16.	COMPREHENSIVE INCOME (LOSS)
      The following table summarizes the components of Comprehensive income (loss):

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

	(restated)		(restated)
Net income	—	45	22	114
Other comprehensive income (loss):
Net change in deferred translation adjustments	(93)	(5)	(146)	(44)
Net change in minimum pension liability, net of taxes of ($1) and ($7), respectively, for the second quarter and six months ended June 30, 2005 (2004: nil and nil)	—	—	(13)	—

Comprehensive income (loss)	(93)	40	(137)	70

      The following table summarizes the components of Accumulated other comprehensive income (loss):

	June 30,	December 31,
As of	2005	2004

	(restated)
Deferred translation adjustments	(26)	120
Minimum pension liability	(45)	(32)

Accumulated other comprehensive income (loss)	(71)	88

17.	INFORMATION BY OPERATING SEGMENTS
      The following presents selected information by operating segment, viewed on a stand-alone basis. The operating management structure is comprised of four operating segments. The four operating segments are Novelis North America, Novelis Europe, Novelis Asia and Novelis South America. Subsequent to our spin-off from Alcan in 2005, we, as a stand-alone entity, measure the profitability of our operating

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
segments based on Regional Income. Prior periods presented have been recast. Regional Income comprises earnings before interest, income taxes, equity income, minority interests, depreciation and amortization and excludes certain items, such as corporate, restructuring costs, impairment and other rationalization charges. These items are managed by our corporate head office, which focuses on strategy development and oversees corporate governance, policy, legal compliance, human resources, and finance matters. The change in market value of derivatives, with the exception of unrealized gains or losses on certain cash flow hedges, is removed from individual Regional Income and is shown on a separate line. We believe that this presentation provides a portrayal of our underlying regional group results that is in line with our portfolio approach to risk management.
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

Novelis Europe
      Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 16 plants, including two recycling facilities, in six countries. This segment ceased operations in Falkirk, Scotland in December 2004 and Flemalle, Belgium in May 2005.

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

Risk Concentration
      All four operating segments recorded revenues from Rexam Plc (Rexam), a third party, during 2005 and 2004. Revenues from Rexam totaled $258 and $510 for the second quarter and six months ended June 30, 2005, respectively, (2004: $210 and $434) and represented approximately 12% and 12% of total revenues for the second quarter and six months ended June 30, 2005, respectively (2004: 11% and 12%).

Selected Segment Operating Information
      The following table presents intersegment Sales and operating revenues by operating segment:

	Second
	Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

Sales and operating revenues — intersegment
Novelis North America	—	4	1	5
Novelis Europe	9	8	28	13
Novelis Asia	2	2	5	4
Novelis South America	14	19	30	27
Eliminations	(25)	(33)	(64)	(49)

	—	—	—	—

      The following table presents total Sales and operating revenues by operating segment:

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

	(restated)		(restated)
Sales and operating revenues — third and related parties
Novelis North America	841	749	1,664	1,419
Novelis Europe	833	767	1,639	1,523
Novelis Asia	359	298	697	566
Novelis South America	143	117	291	235
Adjustments for equity-accounted joint ventures	(4)	(2)	(7)	(4)

	2,172	1,929	4,284	3,739

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      The following table presents Regional Income by operating segment and reconciles Total Regional Income to Income before income taxes and other items as presented in our statements of income:

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

	(restated)		(restated)
Regional Income
Novelis North America	35	72	87	141
Novelis Europe	55	56	109	98
Novelis Asia	27	23	57	43
Novelis South America	24	44	62	72

Total Regional Income	141	195	315	354
Corporate	31	(10)	6	(20)
Depreciation and amortization	(58)	(57)	(117)	(118)
Adjustments for equity-accounted joint ventures	(10)	(10)	(22)	(21)
Change in market value of derivatives	(61)	(27)	(42)	22
Restructuring, rationalization and impairment recoveries (costs)	9	(2)	12	5
Interest expense	(49)	(19)	(94)	(38)

Income before income taxes and other items	3	70	58	184

      The following table presents Total assets by operating segment and other:

	June 30,	December 31,
As of	2005	2004

Novelis North America	1,459	1,406
Novelis Europe	2,186	2,885
Novelis Asia	985	954
Novelis South America	761	779
Corporate, eliminations and other adjustments	(26)	(70)

	5,365	5,954

18.	SUPPLEMENTARY INFORMATION
      The following table summarizes selected financial information not presented within the unaudited condensed consolidated and combined financial statements:

	Second Quarter		Six Months

Periods ended June 30	2005	2004	2005	2004

	(restated)		(restated)
Interest paid	23	20	43	38
Income taxes paid	24	24	28	36

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

19.	PREFERRED AND COMMON SHARES

Authorized and Outstanding Share Capital
      We may issue an unlimited number of common and preferred shares from time to time upon approval by our board of directors for such consideration as the board of directors decides appropriate, without the need for further shareholder authorization. The terms of any preferred shares, including dividend rates, conversion and voting rights, if any, redemption prices and similar matters will be determined by the board of directors prior to issuance.
      The table below reflects our share capital structure based on the number of outstanding shares, assuming no exercise of outstanding options.

		Outstanding as of

		June 30,	December 31,
	Authorized	2005	2004

Preferred Shares	Unlimited	None	None
Common Shares	Unlimited	73,993,006	None

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

Stock Options
      On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 to allow for all Alcan stock options held by employees of Alcan who became our employees following the spin-off to be replaced with options to purchase our common shares. On January 6, 2005, 1,372,663 Alcan options representing options granted under the Alcan executive stock option plan held by our employees who were Alcan employees immediately prior to the spin-off were replaced with options to purchase our common shares under the Novelis Conversion Plan of 2005. The new options cover 2,723,914 common shares at a weighted average exercise price per share of $21.57. All converted options that were vested on the spin-off date continue to be vested. Any that were unvested will vest in four equal installments on the anniversary of the spin-off date in each of the next four years. As of June 30, 2005, 2,719,814 options were outstanding at a weighted average exercise price of $21.58, of which 309,007 options were exercisable at a weighted average price of $20.00.
      As described in Note 4 — Accounting Changes, we retroactively adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. We use the Black-Scholes valuation model to determine the fair value of the options granted. For the second quarter and six months ended June 30, 2005, stock-based compensation expense was $1 and $1, respectively (2004: $1 and $1) and is included in Selling, general and administrative expenses. The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

	2005	2004

Dividend yield(%)	1.56	1.85
Expected volatility(%)	30.30	27.87
Risk-free interest rate(%)	3.73	4.56
Expected life (years)	5.47	6.00

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Compensation To Be Settled in Cash

Stock Price Appreciation Unit Plan
      A small number of Alcan employees held Alcan stock price appreciation units (SPAUs) that entitled them to receive cash in an amount equal to the excess of the market value of an Alcan common share on the date of exercise of a SPAU over the market value of an Alcan common share as of its grant date. On January 6, 2005, 211,035 Alcan SPAUs held by our employees who were Alcan employees immediately prior to the spin-off were replaced with our SPAUs, consisting of 418,777 SPAUs at a weighted average exercise price of $22.04. As of June 30, 2005, 14,315 SPAUs were exercisable at a weighted average price of $16.59.

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

Deferred Share Unit Plan For Non-Executive Directors
      On January 5, 2005, we established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the individual election of each non-executive director). The number of DDSUs is determined by dividing the quarterly amount payable, as elected, by the average closing prices of a common share on the TSX and NYSE on the last five trading days of each quarter. Additional DDSUs representing the equivalent of dividends declared on common shares are credited to each holder of DDSUs. The DDSUs are redeemable in cash and/or in shares of our common stock following retirement from the board. The redemption amount is calculated by multiplying the accumulated balance of DDSUs by the average closing prices of a common share on the TSX and NYSE on the last five trading days prior to the redemption date. During both the second quarter and six months ended June 30, 2005, 14,077 DDSUs were granted and none were redeemed. As of June 30, 2005, 14,077 DDSUs were outstanding. On July 1, 2005, 12,655 additional DDSUs were granted for the quarter ended June 30, 2005, resulting in 26,732 DDSUs outstanding as of July 1, 2005.

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

Deferred Share Agreements
      On January 6, 2005, 33,500 Alcan deferred shares held by one of our executives who was an Alcan employee immediately prior to the spin-off were replaced with the right to receive 66,477 Novelis shares. This obligation was paid in cash in lieu of shares on August 3, 2005.

Compensation Cost
      For the second quarter and six months ended June 30, 2005, stock-based compensation expense for arrangements that can be settled in cash was $2 and $2, respectively (2004: $(1) and nil) including the amounts shown above for the Founders Performance Awards and the portion of non-executive directors’ compensation taken as cash. This was included in Selling, general and administrative expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following information should be read together with our unaudited condensed consolidated and combined financial statements and accompanying notes included elsewhere in this quarterly report for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA.”
OVERVIEW
      In 2004, we were the largest aluminum rolled products producer in terms of shipments in each of Europe, South America and Asia, and we were the second largest in North America. As of June 30, 2005 we had operations on four continents comprised of 36 operating facilities in 11 countries. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of the local supply of technically sophisticated products in all of these geographic regions.
      The following table sets forth our key financial and operating data for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended			Six Months Ended
	June 30			June 30

	2005	2004	% Change	2005	2004	% Change

	(restated)			(restated)
	($ in millions)
Sales and operating revenues	2,172	1,929	13%	4,284	3,739	15%
Regional Income(A)	141	195	(28)%	315	354	(11)%
Net income	—	45	(100)%	22	114	(81)%
Rolled products shipments (kt)(B)	730	709	3%	1,443	1,392	4%
Total assets	5,365	6,920	(22)%	5,365	6,920	(22)%
Free cash flow(C)	140	(80)	275%	221	29	662%

(A)	Regional Income comprises earnings before interest, income taxes, equity income, minority interests, depreciation and amortization and excludes certain items, such as corporate, restructuring costs, impairment and other rationalization charges. These items are managed by our corporate head office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. Regional Income is the measure by which management evaluates the profitability and financial performance of our operating segments. A discussion of Regional Income and a reconciliation of Regional Income to Income before income taxes and other items can be found under the caption “Operating Segment Review — Reconciliation.”

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

(B)	Rolled product shipments include conversion of customer-owned metal (tolling) and are presented in kilotonnes (kt). One kt is equal to 1,000 metric tonnes. One metric tonne is the equivalent of 2,204.6 pounds.

(C)	Free cash flow (which is a non-GAAP financial measure) consists of cash provided by operating activities plus or minus capital expenditures, premiums paid and net proceeds on derivatives and dividends. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends paid by us to our common shareholders. Management believes that free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of free cash flow. We believe the line on our unaudited condensed consolidated and combined statement of cash flows entitled “Cash provided by operating activities” is the most directly comparable GAAP measure to free cash flow. Our method of calculating free cash flow may not be consistent with that of other companies. A reconciliation of Cash provided by operating activities to free cash flow can be found under the caption “Liquidity and Capital Resources — Operating Activities.”
RESTATEMENT
      Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item has been restated to reflect certain adjustments to our unaudited condensed consolidated and combined financial information previously reported in our quarterly report on Form 10-Q for the period ended June 30, 2005. On November 7, 2005, we decided to restate our previously issued financial statements for the first and second quarters of 2005 and delay our periodic filing for the third quarter of 2005 with the SEC because management concluded two errors in our financial statements were significant enough to warrant the restatement of the first and second quarters of 2005. The first error relates to a June 2005 favorable court ruling in a long-standing Brazilian tax litigation matter. Following a review of the situation, management determined that a $4.6 million pre-tax gain from the partial reversal of the liability associated with this litigation originally recorded in the quarter ended September 30, 2005, should have been recorded in the quarter ended June 30, 2005. The second error relates to the accounting for the income tax impact of exchange rate fluctuations on intercompany loans to our European subsidiaries. We previously recorded a reduction to Income taxes of $4.7 million in the quarter ended March 31, 2005, which should have been recorded as a component of Other comprehensive income.
      As a result of these matters, and other questions arising at the time, our Audit Committee engaged special legal counsel and accounting advisors to assist management in conducting a full review of our contingent liabilities and reserves, as well as adjustments made to our opening balance sheet as of January 6, 2005. This review identified additional errors in our historical combined financial statements as well as our unaudited condensed consolidated and combined financial statements for the quarter and six months ended June 30, 2005. As a result of the matters described above and the errors discovered during the review process, we are restating our unaudited condensed consolidated and combined financial statements for the quarter and six months ended June 30, 2005 to correct errors for the following items:

•	misapplication of GAAP related to liability recognition;

•	income tax accounting;

•	other miscellaneous items; and

•	out-of-period adjustments.
      Refer to Note 3 — Restatement of Financial Statements, to the unaudited condensed consolidated and combined financial statements for additional information.

HIGHLIGHTS
      Net Income. We reported second quarter 2005 Net income of nil, or diluted Net income per share of nil. Net income in the carve-out statements as a part of Alcan for the second quarter of 2004 was $45 million, or earnings of $0.61 per share.
      Shipments. Rolled product shipments increased 3% to 730 thousand tonnes (kt) for the second quarter of 2005 over the equivalent period in 2004. We attribute this increase to strong market demand, largely in South America and Asia as well as improvements in Europe, particularly in the beverage can and lithographic markets.
      Regional Income. Our operating fundamentals continued to be strong in the second quarter of 2005 and were reflected in the higher rolled product shipments, increasing conversion prices and improved mix. However, Regional Income decreased by $54 million, or 28%, for the second quarter of 2005 versus the prior year period due to three main factors. The adverse impacts from metal price movements on can contracts with a price ceiling in North America limited our ability to fully pass-through the impact of the metal price change, as well as the impact of metal timing differences. This accounted for approximately $28 million of the variance while negative impacts from foreign currency movements, mainly in South America, accounted for an additional $24 million of the decrease. Finally, during the second quarter of 2004, there was a non-recurring $19 million gain on conversion to a defined contribution pension plan in South America that unfavorably impacts the comparison of Regional Income to 2005.
      Financing Activity. At the spin-off we had $2,951 million of long-term debt and capital lease obligations after repaying various third party obligations that were agreed upon with Alcan which was reduced by $71 million in the first quarter of 2005. With the strength of our cash flows in the second quarter of 2005, we further decreased our debt position by $98 million to $2,782 million as of June 30, 2005, for a total year-to-date debt reduction of $169 million, or 6%.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004
      The following discussion and analysis is based on our unaudited condensed consolidated and combined statements of income, which reflect our operations for the three months ended June 30, 2005 and 2004, as prepared in conformity with GAAP.

Net Income (loss)
      The comparison of Net income (loss) between the second quarter of 2005 and 2004 was heavily influenced by the following items on an after-tax basis:

•	Gain on the monetization of cross-currency interest rate swaps of inter-company debt amounting to $37 million in 2005;

•	Gain on the sale of land in our Asia region of $11 million in 2005;

•	Unrealized losses on the change in market value of derivatives of $40 million in the second quarter of 2005, compared to unrealized losses in the second quarter of 2004 of $17 million;

•	Foreign currency balance sheet translation losses of $21 million in the second quarter of 2005, mainly in South America, compared to a gain of $6 million in the second quarter of 2004;

•	Tax benefits in connection with our spin-off from Alcan of $7 million;

•	Gain in the second quarter 2004 of $13 million on a change in the pension plan for our South American operations; and

•	As a stand-alone company, our interest expense increased by $19 million in the second quarter of 2005 compared to the 2004 carve-out allocations from Alcan.

      Foreign currency balance sheet translation effects, which are primarily non-cash in nature, arise from translating monetary items (principally deferred income taxes, operating working capital and long-term liabilities) denominated in Canadian dollars and Brazilian Real into U.S. dollars for reporting purposes as well as the deferred tax impact in local currency on translation of U.S. dollar debt in Canada and South America.

Sales and Operating Revenues and Shipments
      Our sales and operating revenues increased from $1,929 million in the three months ended June 30, 2004, to $2,172 million in the comparable period in 2005, an increase of $243 million, or 13%. In addition to the higher shipments, the major contributing factor to increases in both sales and operating revenues and cost of sales was a rise in London Metal Exchange (LME) aluminum metal prices, which were up approximately 7% from the year-ago quarter. Total shipments increased from 762 kt to 801 kt, which is attributed to strong market demand, largely in South America and Asia, as well as improvements in the beverage can and lithographic markets supplied by Europe. During the second quarter of 2005, sales and operating revenues were also impacted by the North American can price ceiling. Sales contracts, currently representing approximately 20% of our annual sales, provide for a ceiling over which metal prices cannot contractually be passed through to our customers. This resulted in our being unable to pass through the complete increase in metal prices sold under these contracts. Although we attempt to mitigate this risk through the purchase of metal options, this strategy was not totally economically effective given the relatively high and sustained metal prices since the fourth quarter of 2004.

Costs and Expenses
      Our cost of sales and operating expenses increased by 16% for the three months ended June 30, 2005 over the comparable period in 2004. The increase in cost of sales and operating expenses during the second quarter of 2005 in large part reflected the impact of higher LME prices on metal input costs. The vast majority of our products have a price structure with two components: a pass-through aluminum price based on the LME and local market premiums, plus a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product. Metal timing differences arise from the difference between the price of metal charged to customers in a given period and the price of metal charged to cost of goods sold in that period.
      Depreciation and amortization of $58 million in the second quarter of 2005 compares to $57 million in the second quarter of 2004.
      Selling, general and administrative expenses (SG&A) increased from $50 million in the second quarter of 2004 to $79 million, or by 58%, in the second quarter of 2005. Included in SG&A for the second quarter of 2005 are additional corporate office costs we incurred as a new stand-alone company. The 2004 quarter included $10 million of the $19 million total benefit from the change in the South American pension plan, with the remaining $9 million reflected in cost of sales and operating expenses.
      Interest expense of $49 million in the second quarter of 2005 was significantly higher than the interest allocated from Alcan in the carve-out financial statements in the second quarter of 2004. A comparison to the second quarter of 2004 interest expense is not meaningful as it did not reflect the level of debt, nor the associated interest costs we would have incurred had we operated on a stand-alone basis at that time.
      Other expenses (income) — net was an expense of $12 million in the second quarter of 2005 and included a realized gain of $45 million on the monetization of certain cross-currency interest rate swaps that were put in place to hedge inter-company loans denominated in currencies other than the U.S. dollar, foreign currency balance sheet translation loss of $11 million and an $11 million gain on the sale of land in Asia. In addition, in 2005, we had realized gains and unrealized losses on the change in market value of derivatives of $7 million and $59 million, respectively. The second quarter of 2004 included unrealized losses on the change in market value of derivatives of $27 million.

Income Taxes
      Income taxes for the second quarter of 2005 were nil on Income before income taxes and other items of $3 million. In 2004, the effective tax rate for the second quarter was 33% compared to the Canadian statutory rate of 33%. The main reasons for second quarter of 2005 income taxes were a $11 million pre-tax exchange loss on the translation of net monetary liabilities denominated in local currency, for which there was no related income tax recovery, and a tax liability of $10 million on translation of U.S. dollar debt into local currency, for which there was no related income, both mainly in Brazil and Canada, in addition to translation of deferred taxes payable. These were offset by $7 million of tax benefits in connection with our spin-off from Alcan (for which there is no related income) and foreign tax rate differences of $5 million.
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

Reconciliation
      The following table presents our Regional Income by operating segment and reconciles our Regional Income to Income before income taxes and other items as presented in our statements of income:

	Second Quarter

	2005	2004	% Change

	(restated)
	($ in millions)
Regional Income by segment
Novelis North America	35	72	(51)%
Novelis Europe	55	56	(2)%
Novelis Asia	27	23	17%
Novelis South America	24	44	(45)%

Total Regional Income	141	195	(28)%
Corporate(A)	31	(10)	(410)%
Depreciation and amortization	(58)	(57)	2%
Adjustments for equity-accounted joint ventures(B)	(10)	(10)	—
Change in market value of derivatives	(61)	(27)	126%
Restructuring rationalization and impairment recoveries (costs)	9	(2)	(550)%
Interest expense	(49)	(19)	158%

Income before income taxes and other items	3	70	(96)%

(A)	Corporate includes the $45 million gain realized on the monetization of cross-currency interest rate swaps in the second quarter of 2005.

(B)	Our financial information for our segments includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with the way the business groups are managed. However, under GAAP, these joint ventures are accounted for under the equity method. Therefore, in order to reconcile to income before income taxes and other items, the Regional Income of these joint ventures is removed from our Regional Income and the net after-tax results are reported as equity income.

Novelis North America
      The following table sets forth key financial and operating data for Novelis North America for the three months ended June 30, 2005 and June 30, 2004:

	Second Quarter

North America	2005	2004	% Change

	(restated)		(restated)
	($ in millions)
Sales and operating revenues	841	749	12%
Regional Income	35	72	(51)%
Rolled product shipments (kt)	283	289	(2)%
Regional Income per tonne ($/tonne)	124	249	(50)%
Depreciation	18	17	6%
Capital expenditures	11	6	83%
Total assets	1,459	2,879	(49)%
      Sales and operating revenues of Novelis North America were $841 million for the three month period ended June 30, 2005, an increase of $92 million, or 12%, over the comparable period of 2004. This was due to higher LME metal prices that are largely passed through to customers as well as increases in conversion prices. The 2% decline in shipments is due primarily to industrial products such as semi-fabricated commodity foil, which we exited in 2005 and automotive. The pass-through of metal price increases to our customers was limited in cases when metal price ceilings were exceeded or when there was a time lag between metal price increases and the corresponding pass-through to our customers.
      Regional Income of Novelis North America was $35 million for the second quarter of 2005, a decrease of $37 million or 51% from the second quarter of 2004. This reduction was mainly due to the movements in metal prices which adversely impacted Regional Income by $28 million, with the can price ceiling having most of the impact. Cost increases, approximately $8 million of which was due to freight and energy costs, were partially offset by favorable physical inventory adjustments, improved conversion selling prices in most product lines and continued improvements in optimizing our product portfolio. In 2004, we earned $5 million of interest income on loans to Alcan that were collected as part of the spin-off transaction.
      Total assets of $1,459 million as of June 30, 2005 decreased by 49% compared to June 30, 2004. Alcan related party receivables were repaid as a component of the Novelis spin-off. Most of this decrease occurred during the third and fourth quarters of 2004.

Novelis Europe
      The following table sets forth key financial and operating data for Novelis Europe for the three months ended June 30, 2005 and June 30, 2004:

	Second Quarter

Europe	2005	2004	% Change

	(restated)		(restated)
	($ in millions)
Sales and operating revenues	833	767	9%
Regional Income	55	56	(2)%
Rolled product shipments (kt)	263	256	3%
Regional Income per tonne ($/tonne)	209	219	(5)%
Depreciation	25	24	4%
Capital expenditures	15	22	(32)%
Total assets	2,186	2,372	(8)%
      Sales and operating revenues of Novelis Europe were $833 million for the three month period ended June 30, 2005, an increase of $66 million, or 9%, over the comparable period of 2004. This was due in large part to higher LME metal prices and the impact of a stronger Euro, up 3% in the second quarter of 2005 versus the comparable period in 2004, on the translation of Euro sales into U.S. dollars.
      Regional Income of Novelis Europe was $55 million for the second quarter of 2005, a decrease of $1 million or 2% compared to Regional Income for the second quarter of 2004. This decrease is attributable to higher energy costs, partially offset by higher shipments, a better product portfolio mix and continued emphasis on cost control.
      Shipments of rolled products by Novelis Europe increased by 3% from 256 kt in the second quarter of 2004 to 263 kt in the second quarter of 2005. Increased shipments into lithographic and can markets supported the improvement over the previous year’s second quarter. This was partly counterbalanced by reduced sales in the foil and packaging markets. The growth in shipments to the can market is attributable, in part, to growth in new aluminum lines in Eastern Europe and line conversions from steel to aluminum lines throughout Western Europe, largely driven by the enactment of packaging waste legislation in the European Union. The new legislation supports aluminum can usage versus other beverage packages.

Novelis Asia
      The following table sets forth key financial and operating data for Novelis Asia for the three months ended June 30, 2005 and June 30, 2004:

	Second Quarter

Asia	2005	2004	% Change

	(restated)		(restated)
	($ in millions)
Sales and operating revenues	359	298	20%
Regional Income	27	23	17%
Rolled product shipments (kt)	123	115	7%
Regional Income per tonne ($/tonne)	220	200	10%
Depreciation	12	11	9%
Capital expenditures	7	4	75%
Total assets	985	948	4%
      Sales and operating revenues of Novelis Asia were $359 million for the three month period ended June 30, 2005, an increase of $61 million, or 20%, over the $298 million in the comparable period of 2004, as shipments of rolled products increased 7% from 115 kt in the second quarter of 2004 to 123 kt in the second quarter of 2005. The increase in sales and operating revenues was mainly due to higher LME metal prices being passed through to customers and higher sales volumes. The increase in shipments was due in a large part to can stock market share advances in China and Southeast Asia that surpassed the highest prior quarter by more than 30% in this product segment. We were able to participate in this growth through continuous improvement in production quality and service performance. We are also beginning to see stronger forecasts from the Chinese can market driven by an improving per capita gross domestic product and changes in consumer purchasing behavior.
      Regional Income of Novelis Asia was $27 million for the second quarter of 2005, an increase of $4 million, or 17%, over the $23 million in the second quarter of 2004. In the second quarter of 2005, we experienced better pricing and increased shipments which more than offset the adverse $6 million impact of metal related differences. Productivity improvements contributed to our results as continued de-bottlenecking in our Asia production facilities allowed us to increase capacity and output levels without a corresponding increase in our costs.

Novelis South America
      The following table sets forth key financial and operating data for Novelis South America for the three months ended June 30, 2005 and June 30, 2004:

	Second Quarter

South America	2005	2004	% Change

	(restated)		(restated)
	($ in millions)
Sales and operating revenues	143	117	22%
Regional Income	24	44	(45)%
Rolled product shipments (kt)	61	49	24%
Regional Income per tonne ($/tonne)	393	898	(56)%
Depreciation	11	12	(8)%
Capital expenditures	5	4	25%
Total assets	761	808	(6)%
      Sales and operating revenues of Novelis South America were $143 million for the three months ended June 30, 2005, an increase of $26 million, or 22%, over $117 million in the comparable period of 2004. Rolled product shipments increased from 49 kt in the second quarter of 2004, to 61 kt in the second quarter of 2005, or 24%. The main driver was the growth in the local can market, as well as growth in our industrial products and export businesses.
      Regional Income of Novelis South America was $24 million for the second quarter of 2005, a decrease of $20 million, or 45%, compared to the second quarter of 2004. This drop compared to 2004 resulted primarily from the following specific factors: a $19 million gain resulting from our conversion to a defined contribution pension plan that occurred in the second quarter of 2004 and a $19 million unfavorable impact from the 14% strengthening of the Brazilian Real against the U.S. dollar in the second quarter of 2005, partially offset by the release of $5 million relating to the partial reversal of a provision for litigation matters. Nearly seventy percent of the foreign currency impact resulted from the effects of foreign currency balance sheet translation, which has no immediate cash impact on the business. The operating results of the business remained sound with Regional Income benefiting from higher shipment volumes and conversion prices each of which contributed equally to the increase in profitability. We also experienced a favorable metal impact of $7 million, primarily due to higher LME prices on production from our smelters in the quarter.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004
      The following discussion and analysis is based on our unaudited condensed consolidated and combined statements of income, which reflect our operations for the six months ended June 30, 2005 and 2004, as prepared in conformity with GAAP.

Net Income
      The comparison of Net income between the first six months of 2005 and 2004 was heavily influenced by the following items on an after-tax basis:

•	Gain on the monetization of cross-currency interest swaps of inter-company debt amounting to $37 million in 2005;

•	Gain on the sale of land in Asia of $11 million in 2005;

•	Unrealized losses on the change in market value of derivatives of $29 million in the first half of 2005, compared to unrealized gains in the first half of 2004 of $8 million;

•	Foreign currency balance sheet translation losses of $21 million in the first half of 2005. The first half of 2004 recorded a gain of $5 million;

•	Start-up and spin related costs amounting to $13 million in 2005;

•	Gain in the first half of 2004 of $13 million on a change in our South American pension plan;

•	As a stand-alone company, our interest expense increased by $37 million in the first half of 2005 compared to the 2004 carve-out allocations from Alcan; and

•	Out-of-period adjustments resulting in an increase to net income of $2 million.
      Foreign currency balance sheet translation effects, which are primarily non-cash in nature, arise from translating monetary items (principally deferred income taxes, operating working capital and long-term liabilities) denominated in Canadian dollars and Brazilian Real into U.S. dollars for reporting purposes, as well as the deferred tax impact in local currency on translation of U.S. dollar debt in Canada and South America.

Sales and Operating Revenues and Shipments
      Our sales and operating revenues increased from $3,739 million in the six months ended June 30, 2004, to $4,284 million in the comparable period in 2005, an increase of $545 million, or 15%. The increase was primarily the result of an increase in LME metal pricing, which was up 10% for the first six months, a 5% increase in total shipments from 1,491 kt to 1,571 kt and, to a lesser degree, the impact of the stronger Euro on translation of Euro sales to U.S. dollars.

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
      Depreciation and amortization of $118 million for the first six months of 2004 decreased to $117 million in the first half of 2005.
      SG&A increased from $110 million in the six months ended June 30, 2004 to $164 million in the comparable period of 2005, or 49%. Included in SG&A for first half of 2005 are additional corporate headquarter costs we incurred as a stand-alone company and $10 million in start-up costs. The first half of 2004 included $10 million of the $19 million total benefit from the change in the South American pension plan, with the remaining $9 million reflected in cost of sales and operating expenses.
      Interest allocated from Alcan in the carve-out financial statements in the first half of 2004, $38 million, was significantly lower than the $94 million of interest expense we incurred in the first six months of 2005. A comparison to first half 2004 interest expense is not meaningful as it did not reflect the level of debt, nor the associated interest costs, we would have incurred had we operated on a stand-alone basis at that time.
      Other expenses (income) — net was income of $12 million in the first half of 2005 compared to income of $14 million in the first six months of 2004. Influencing factors included a realized gain of $45 million on the monetization of certain cross-currency interest rate swaps that were put in place to hedge inter-company loans denominated in currencies other than the U.S. dollar, an $11 million gain on the sale of land in Asia in the first half of 2005, as well as unrealized losses on the change in market value of derivatives of $43 million compared to unrealized gains on the change in market value of derivatives of $15 million in the first half of 2004. Additionally, the 2005 first half comprised foreign currency balance sheet translation losses of $7 million and debt issue costs of $11 million on undrawn credit facilities used to back up the Alcan notes we received in January 2005 as part of our separation from Alcan. The 2004 first half included a gain on asset sales of $6 million.

Income Taxes
      The effective tax rate for the first half of 2005 was 52% compared to a Canadian statutory rate of 33%. In 2004, the effective and statutory tax rates for the first six months were 36% and 33%, respectively. The main factors contributing to the increase in our effective tax rate in the first half 2005 were a $7 million pre-tax exchange loss on the translation of net monetary liabilities denominated in local currency (for which there was no related income tax recovery), a deferred tax provision of $14 million on translation of U.S. dollar debt into local currency for which there is no related income (mainly in Brazil), as well as the unfavorable impact of translating deferred income taxes payable. These were partially offset by favorable out-of-period adjustments of $7 million.

OPERATING SEGMENT REVIEW

Reconciliation
      The following table summarizes the reconciliation of Regional Income to Income before income taxes and other items:

	Six Months

	2005	2004	% Change

	(restated)
	($ in millions)
Regional Income by segment
Novelis North America	87	141	(38)%
Novelis Europe	109	98	11%
Novelis Asia	57	43	33%
Novelis South America	62	72	(14)%

Total Regional Income	315	354	(11)%
Corporate(A)	6	(20)	(130)%
Depreciation and amortization	(117)	(118)	(1)%
Adjustments for equity-accounted joint ventures(B)	(22)	(21)	5%
Change in market value of derivatives	(42)	22	(291)%
Restructuring, rationalization and impairment recoveries	12	5	140%
Interest expense	(94)	(38)	(147)%

Income before income taxes and other items	58	184	(68)%

(A)	Corporate includes the $45 million gain realized on the monetization of cross-currency interest rate swaps in the second quarter of 2005.

(B)	Our financial information for our segments includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with the way the business groups are managed. However, under GAAP, these joint ventures are accounted for under the equity method. Therefore, in order to reconcile to income before income taxes and other items, the Regional Income of these joint ventures is removed from our Regional Income and the net after-tax results are reported as equity income.

Novelis North America
      The following table sets forth key financial and operating data for Novelis North America for the six months ended June 30, 2005 and June 30, 2004:

	Six Months

North America	2005	2004	% Change

	(restated)		(restated)
	($ in millions)
Sales and operating revenues	1,664	1,419	17%
Regional Income	87	141	(38)%
Rolled product shipments (kt)	567	563	1%
Regional Income per tonne ($/tonne)	153	250	(39)%
Depreciation	36	34	6%
Capital expenditures	23	17	35%
Total assets	1,459	2,879	(49)%
      Sales and operating revenues of Novelis North America were $1,664 million for the six month period ended June 30, 2005, an increase of $245 million, or 17% over the comparable period of 2004. This was due to higher metal prices that are passed through to customers, as well as increases in conversion prices. The pass-through of metal price increases to our customers was limited in cases when metal price ceilings were exceeded or when there was a time lag between metal price increases and the corresponding pass-through to our customers.
      Regional Income of Novelis North America was $87 million for the first half of 2005, a decrease of $54 million, or 38%, from the first six months of 2004. This reduction was mainly due to the adverse effect of metal price increases which impacted the can price ceiling and metal pass-through differences totaling $33 million. Improved conversion selling prices in many product lines as well as continued improvements in optimizing our product portfolio were more than offset by cost increases, mainly freight, environmental reserves and energy. In addition, an out-of-period adjustment of $4 million for post-retirement medical expenses is included in the six months of 2005. The first half of 2004 included approximately $9 million of interest revenue on loans to Alcan that were collected as part of the spin-off transaction.
      Total assets of $1,459 million as of June 30, 2005 decreased by 49% compared to June 30, 2004. Alcan related party receivables were repaid, as a component of the Novelis spin-off. Most of this decrease occurred during the third and fourth quarters of 2004.

Novelis Europe
      The following table sets forth key financial and operating data for Novelis Europe for the six months ended June 30, 2005 and June 30, 2004:

	Six Months

Europe	2005	2004	% Change

	(restated)		(restated)
	($ in millions)
Sales and operating revenues	1,639	1,523	8%
Regional Income	109	98	11%
Rolled product shipments (kt)	516	505	2%
Regional Income per tonne ($/tonne)	211	194	9%
Depreciation	51	52	(2)%
Capital expenditures	22	32	(31)%
Total assets	2,186	2,372	(8)%
      Sales and operating revenues of Novelis Europe were $1,639 million for the six month period ended June 30, 2005, an increase of $116 million, or 8%, over the comparable period of 2004. This was due in large part to higher LME metal prices and the impact of a stronger Euro on the translation of Euro sales into U.S. dollars.
      Regional Income of Novelis Europe was $109 million for the first half of 2005, an increase of 11% compared to the first six months of 2004. This increase was the result of continuing cost discipline in both operating and SG&A costs as well as the benefits from restructuring initiatives. These improvements, together with higher shipments and the favorable impact of the stronger Euro when translating local currency profits into US dollars, more than offset negative product mix effects, metal price lags and energy costs.
      Shipments of rolled products by Novelis Europe increased by 2% from 505 kt in the first half of 2004 to 516 kt in the first six months of 2005. Increased shipments into lithographic and beverage can markets supported the improvement over the previous year’s first half. This was partly offset by reduced sales in the foil and packaging markets.

Novelis Asia
      The following table sets forth key financial and operating data for Novelis Asia for the six months ended June 30, 2005 and June 30, 2004:

	Six Months

Asia	2005	2004	% Change

	(restated)		(restated)
	($ in millions)
Sales and operating revenues	697	566	23%
Regional Income	57	43	33%
Rolled product shipments (kt)	237	223	6%
Regional Income per tonne ($/tonne)	241	193	25%
Depreciation	25	23	9%
Capital expenditures	10	8	25%
Total assets	985	948	4%
      Sales and operating revenues of Novelis Asia were $697 million for the six-month period ended June 30, 2005, an increase of $131 million, or 23%, over the $566 million in the comparable period of 2004, as shipments of rolled products increased by 6% from 223 kt in the first half of 2004 to 237 kt in the first half of 2005. The increase in sales and operating revenue was also attributable to higher metal prices. The increase in shipments was due in large part to can stock market share advances in China and Southeast Asia.
      Regional Income of Novelis Asia was $57 million for the six-month period of 2005, an increase of 33% over the $43 million in the first half of 2004. In the first six months of 2005, we experienced better pricing in addition to increased shipments, of which pricing was approximately two-thirds and volume was one-third of the improvement. These benefits more than offset the adverse impact of metal related differences amounting to $6 million.

Novelis South America
      The following table sets forth key financial and operating data for Novelis South America for the six months ended June 30, 2005 and June 30, 2004:

	Six Months

South America	2005	2004	% Change

	(restated)		(restated)
	($ in millions)
Sales and operating revenues	291	235	24%
Regional Income	62	72	(14)%
Rolled product shipments (kt)	123	101	22%
Regional Income per tonne ($/tonne)	504	713	(29)%
Depreciation	22	24	(8)%
Capital expenditures	8	7	14%
Total assets	761	808	(6)%
      Sales and operating revenues of Novelis South America were $291 million for the six months ended June 30, 2005, an increase of $56 million, or 24%, over $235 million in the comparable period of 2004. Rolled product shipments increased from 101 kt in the first half of 2004 to 123 kt in the first six months of 2005, or 22%. The main driver was the growth in the local can market, as well as growth in our industrial products and export businesses.
      Regional Income of Novelis South America was $62 million for the first half of 2005, a decrease of $10 million or 14% compared to the six-month period in 2004. This drop resulted from the following specific factors: a $19 million gain resulting from conversion to a defined contribution pension plan that occurred in 2004 and a $17 million negative impact from the 13% strengthening of the Brazilian Real against the U.S. dollar in the first half of 2005. Over fifty percent of the year-to-date foreign currency impact resulted from the adverse effects of foreign currency balance sheet translation. The operating results of the business remained sound with Regional Income benefiting from higher shipment volumes and better conversion prices, with volume contributing nearly sixty percent of this improvement, as well as a favorable metal impact of $8 million due to higher LME prices on production from our smelters. We also recorded a $5 million partial reversal of a litigation provision offset by an out-of-period accrual for labor claims of the same amount.
LIQUIDITY AND CAPITAL RESOURCES
      Our liquidity and available capital resources are impacted by three components: (1) operating activities, (2) investing activities and (3) financing activities.

Operating Activities
      The following table sets forth information regarding our cash flow for the six months ended June 30, 2004 and 2005:

	Six Months

Free Cash Flow	2005	2004

	(restated)
	($ in millions)
Net income	22	114
Unrealized losses (gains) on derivatives	43	(15)
Other non-cash income items(A)	(2)	127
Increase (decrease) in interest payable	48	—
Increase in accrued income taxes	22	8
Other changes in assets and liabilities(B)	98	(143)

Net cash provided by operating activities	231	91
Dividends	(21)	(3)
Premiums paid and net proceeds on derivatives	70	—
Capital expenditures	(59)	(59)

Free cash flow(C)	221	29

Ending cash balance	127	28

(A)	Other non-cash income items comprise: Depreciation and amortization, Deferred income taxes, Write-off and amortization of debt issue costs, Provision for uncollectible accounts, Gains from sale of fixed assets, Equity in net income of non-consolidated affiliates, Provision for asset impairments, Stock option compensation and realized losses (gains) on derivatives.

(B)	Other changes in assets and liabilities comprise: increases or decreases in Accounts receivable (third and related parties), Prepaid expenses, Inventories, Other current assets, Accounts payable trade (third and related parties), Accrued expenses, Deferred charges and other assets, Accrued post-retirement benefits, Deferred credits and other liabilities and other items — net.

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

      Our cash flow from operating activities was $231 million for the six months ended June 30, 2005 compared to $91 million in the same period in 2004, a 154% increase. Other changes in assets and liabilities included a working capital improvement in the first half of 2005 related largely to an improvement in operating working capital, particularly inventory reductions. Other significant factors impacting our cash provided by operating activities were the timing of income tax payments and an increase in interest payable. These factors were partially offset by lower Regional Income as well as higher interest and corporate costs resulting from our position as a stand-alone company in 2005. Interest on Senior Notes is paid only twice per year on August 15th and February 15th.
      Dividends include $7 million paid mainly to minority shareholders of Novelis Korea and dividends on our common shares declared only since our spin-off as a separate legal entity on January 6, 2005.

Investing Activities
      The following table sets forth information regarding our capital expenditures and depreciation for the six months ended June 30, 2004 and 2005:

	Six Months

Capital Expenditures and Depreciation	2005	2004	% Change

	(restated)		(restated)
	($ in millions)
Capital expenditures	59	59	—
Depreciation and amortization expense	117	118	(1)%
Capital reinvestment rate(A)	50%	50%

(A)	Capital expenditures as a percentage of depreciation and amortization expense.
      In the six months ended June 30, 2005, our capital expenditures were $59 million, representing a capital reinvestment rate of 50%. During the same period in 2004, our capital expenditures were $59 million, also representing a capital reinvestment rate of 50%. The majority of our capital expenditures for the first six months of 2005 were spent on projects devoted to product quality, technology, productivity enhancements and small projects to increase capacity.

Financing Activities
      At the spin-off from Alcan, we had $2,951 million of short-term borrowings, long-term debt and capital lease obligations which we reduced by $71 million in the first quarter 2005. With the strength of our cash flows in the second quarter of 2005, we further reduced our debt position by $98 million to $2,782 million as of June 30, 2005, for a total year-to-date debt reduction of $169 million, or 6%.
      All of our related party debt of $2,597 million as of December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 million and fixed rate promissory notes (Alcan Notes) obtained in December 2004 of $1,205 million. The Alcan Notes as of December 31, 2004, plus additional Alcan Notes of $170 million issued in January, 2005 comprise the $1,375 million bridge financing provided by Alcan as a result of the spin-off transaction. The Alcan Notes were repaid with the net proceeds from the $1,400 million 10-year Senior Notes issued in February 2005, discussed below.
      In connection with the spin-off transaction described in Note 1 — Background and Basis of Presentation to our unaudited condensed consolidated and combined financial statements, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1,800 million. These facilities consist of a $1,300 million seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus

1.75% (the effective rate at June 30, 2005 was 4.96% assuming the selection of 3-month LIBOR as our borrowing choice), all of which was borrowed on January 10, 2005, and a $500 million five-year multi-currency revolving credit facility. The Term Loan B facility consists of an $825 million Term Loan B in the U.S. and a $475 million Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the spin-off transaction to refinance our related party debt with Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been recorded in deferred charges and other assets and are being amortized over the life of the related borrowing in Interest using the “effective interest amortization” method.
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
      We have entered into interest rate swaps to fix the interest rate on $310 million of the floating rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years. As of June 30, 2005 our fixed to variable rate debt ratio was 70:30.
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
      As of June 30, 2005, we were in compliance with all the financial covenants in our debt agreements, but see the discussion under the caption “Restatement Effects on Debt Agreements” below.
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
      There were no other material changes in our contractual obligations in the second quarter of 2005 from the amounts reported in our most recent Form 10-K, other than the above-mentioned items.
ACCOUNTING POLICIES
      As previously discussed, we were formed through a spin-off transaction from Alcan in January 2005. In presenting our unaudited condensed consolidated and combined financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2004, are accounting policies that we believe require subjective and/or complex judgments that could potentially affect 2005 reported results. There were no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2005.
RECENTLY ISSUED ACCOUNTING STANDARDS
      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment, (FASB 123(R)), which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123). FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted the fair value based method of accounting for share-based payments effective January 1, 2004 using the retroactive restatement method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes valuation model to estimate the value of stock options granted to employees. We expect to adopt FASB 123(R) on January 1, 2006, and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period in accordance with FASB 123.
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
      In May 2005, the FASB issued FASB Staff Position (FSP) No. EITF 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation. The FSP was issued to clarify the application of EITF Issue No. 00-19, Accounting for Derivative Financial

Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, to freestanding financial instruments originally issued as employee compensation that can be settled only by delivering registered shares. This FSP clarifies that a requirement to deliver registered shares, in and of itself, will not result in liability classification for freestanding financial instruments originally issued as employee compensation. This clarification is consistent with the FASB’s intent in issuing FASB 123(R). We will apply the guidance in this FSP in accordance with the effective date and transition provisions of FASB 123(R).
      In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements) (EITF 05-5). EITF 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The EITF also specifies the accounting for government subsidies related to these arrangements. EITF 05-5 is effective in fiscal years beginning after December 15, 2005. The adoption of EITF 05-5 is not expected to have a material impact on our financial position, results of operations or cash flows.
      In June 2005, the FASB issued Staff Position (FSP) FAS 143-1, Accounting for Electronic Equipment Waste Obligations. FSP FAS 143-1 addresses the accounting for obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the Directive) of the European Union (EU) which is subject to transformation into the respective national laws. Under the Directive, the waste management obligation remains with the commercial user until the historical waste equipment (put on the market before August 13, 2005) is replaced. At that time the waste management obligation for the equipment may be transferred to the producer of the replacement equipment depending on the transformation of the Directive into national law by the EU member country. If the commercial user does not replace the equipment, the obligation remains with that user until the equipment is disposed. FSP FAS 143-1 requires the commercial user to apply the provisions of FASB 143, Accounting for Asset Retirement Obligations, to the obligation associated with historical waste equipment. FSP FAS 143-1 will have to be applied in the first reporting period ending after the date the law is adopted by the applicable EU member countries. The adoption of FSP FAS 143-1 did not have a material impact on our financial position, results of operations or cash flows.
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

Interest Rates
      We are subject to interest rate risk related to the outstanding balance on the variable rate Term Loan B debt we incurred in connection with the spin-off transaction described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” set forth in our Annual Report on Form 10-K for the year ended December 31, 2004. We have entered into interest rate swaps to fix the interest rate on $310 of the variable rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years. For every 12.5 basis point increase in the interest rates on the $815 of variable rate Term Loan B debt that has not been swapped into fixed interest rates as of June 30, 2005, our annual net income would be reduced by $1.
      We are also subject to interest rate risk related to the outstanding balance on various variable rate bank loans entered into by Novelis Korea Limited. On June 30, 2005, Novelis Korea Limited had two variable rate bank loans denominated in U.S. currency totaling $50 and $70, respectively. We have entered into agreements to swap these floating rate loans for fixed rate loans denominated in Korean won at rates of 5.30% and 4.55%, respectively. On June 30, 2005, Novelis Korea Limited had three variable rate loans denominated in Korean won totaling $65. Two of the variable rate loans totaling KRW 40 billion and KRW 25 billion were swapped for fixed rate loans of 4.80% and 4.45%, respectively. Interest on the remaining variable rate loan totaling KRW 2 billion ranged from 3.00% to 4.47% in the first half of 2005.
      During the first quarter, we entered into $766 of cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million) with respect to intercompany loans to several European subsidiaries.
      During the second quarter, we monetized the initial cross-currency interest rate swaps and replaced them with new cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million). The aggregate fair value of these derivatives at June 30, 2005 was a liability of $16. The aggregate fair value of the U.S. dollar interest rate swaps and the new cross-currency interest rate swaps as of June 30, 2005 was a liability of $16 (2004: nil).
      For accounting policies for interest rate swaps used to hedge interest costs on certain debt, see Note 3 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2004.
      We do not currently intend to refinance our fixed rate debt prior to maturity. Transactions in interest rate financial instruments for which there is no underlying interest rate exposure to us are prohibited by the senior secured credit facilities.

Foreign Currency Derivatives
      The schedule below presents fair value information about our currency derivatives, categorized according to expected maturity dates as of June 30, 2005. Certain amounts have been restated.

					2009	Total
					and	Notional	Fair
	2005	2006	2007	2008	Beyond	Amount	Value

	(Notional amounts in millions of US$)
FORWARD CONTRACTS
To purchase USD against the foreign currency
CHF Notional Amount	12	11	2	2	1	28	(1)
Average contract rate	1.28	1.35	1.29	1.26	1.24
To sell USD against the foreign currency
CAD Notional Amount	2	—	—	—	—	2	—
Average contract rate	1.26	—	—	—	—
CHF Notional Amount	16	—	—	—	—	16	—
Average contract rate	1.28	—	—	—	—
KRW Notional Amount	58	—	—	—	—	58	(1)
Average contract rate	1,011.5	—	—	—	—
To purchase EUR against the foreign currency
GBP Notional Amount	53	3	2	—	33	91	(1)
Average contract rate	0.68	0.72	0.74	—	0.74
CAD Notional Amount	2	—	—	—	—	2	—
Average contract rate	1.52	—	—	—	—
USD Notional Amount	13	—	—	—	—	13	—
Average contract rate	1.22	—	—	—	—
To sell EUR against the foreign currency
GBP Notional Amount	66	16	—	—	—	82	2
Average contract rate	0.68	0.71	—	—	—
CHF Notional Amount	14	8	4	4	3	33	(1)
Average contract rate	1.52	1.50	1.46	1.44	1.43
USD Notional Amount	202	128	76	—	5	411	9
Average contract rate	1.25	1.25	1.27	—	1.13
To purchase GBP against the foreign currency
CHF Notional Amount	7	—	—	—	—	7	—
Average contract rate	2.23	—	—	—	—
USD Notional Amount	46	2	2	1	—	51	(1)
Average contract rate	1.82	1.79	1.79	1.79	—
To sell GBP against the foreign currency
CHF Notional Amount	8	—	—	—	—	8	—
Average contract rate	2.16	—	—	—	—
USD Notional Amount	32	—	—	—	—	32	1
Average contract rate	1.84	—	—	—	—
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
Derivative Commodity Contracts
      Our aluminum forward contract positions are undertaken to match anticipated future sales with future purchases of metal that are required to support firm sales commitments to customers. Consequently, the negative impact of movements in the price of aluminum on the forward contracts would generally be offset by an equal and opposite impact on the purchases being hedged, measured at the time the contracts and the underlying obligations come due.
      The effect of a reduction of 10% in aluminum prices on our aluminum forward and options contracts outstanding as of June 30, 2005 would be to decrease their value by approximately $46 million. These results reflect a 10% reduction from the June 30, 2005, three-month LME aluminum closing price of $1,731 per tonne and assume an equal 10% drop has occurred throughout the aluminum forward price curve existing as of June 30, 2005.

Item 4.	Controls and Procedures
Restatement
      We are filing this quarterly report on Form 10-Q/ A to restate our unaudited condensed consolidated and combined financial statements for the quarter and six months ended June 30, 2005. Concurrently with the filing of this Form 10-Q/ A, we are also filing an amendment on Form 10-Q/ A to our quarterly report on Form 10-Q for the period ended March 31, 2005 to restate our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005. We are also filing our quarterly report on Form 10-Q for the period ended September 30, 2005, which was delayed pending our completion of the restatements and the review of our reserves and contingencies and adjustments made to arrive at our opening balance sheet entries as described below. In addition, we have delayed the filing of our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the period ended March 31, 2006.
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
Evaluation of disclosure controls and procedures
      In our original filing of our Form 10-Q, we reported on the evaluation performed by members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2005. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In our original Form 10-Q, we reported that our chief executive officer and chief financial officer had concluded that our disclosure controls and procedures were not effective. In reaching that conclusion, we reported that our chief executive officer and chief financial officer took note of (a) the determination reflected in the quarterly report on Form 10-Q for the period ended March 31, 2005, that our disclosure controls and procedures were not effective, (b) a change made in a press release dated August 12, 2005 (as filed on Form 8-K on the same date) to the pre- and post-tax unrealized losses on the change in the market value of derivatives as disclosed in our second quarter earnings press release dated August 10, 2005, and (c) a general concern that delays in the generation of accurate financial information to be included in the earnings release and quarterly report on Form 10-Q compresses the time in which various internal and external participants in our disclosure controls process must analyze, review, check and confirm the financial information (or revise it if errors are identified).
      In connection with the preparation of this quarterly report on Form 10-Q/ A, our chief executive officer and our chief financial officer re-evaluated our disclosure controls and procedures as of June 30, 2005 and concluded that they were not effective as a result of both the matters discussed above as well as the material weaknesses in internal control over financial reporting described below that were identified in connection with the restatement of our unaudited condensed consolidated and combined financial statements for the interim periods ended March 31, 2005 and June 30, 2005.
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
      While we were not required to conduct a Section 404 evaluation, we identified the following material weaknesses that existed as of June 30, 2005:

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

Changes in internal control over financial reporting and related matters
      As announced on December 22, 2005, we have engaged an executive search firm to find a new chief financial officer. We are seeking an individual highly experienced in public company financial reporting and controls as well as investor relations. We currently anticipate that our current chief financial officer will remain with Novelis until his successor is in place. Robert M. Patterson joined Novelis as a senior finance professional, effective March 27, 2006. Mr. Patterson assumed the position and responsibilities of controller on April 27, 2006. Our former controller will continue to serve as our principal accounting officer until the filing of this quarterly report on Form 10-Q/A for the second quarter of 2005, our quarterly report on Form 10-Q/A for the first quarter of 2005 and our quarterly report on Form 10-Q for the third quarter of 2005 and is expected to remain with Novelis through the first half of 2006 to assist with transition matters. While we expect a smooth transition in the leadership of our accounting and finance organization, our current chief financial officer and former controller are important to our existing financial reporting and control processes, and we cannot assure you that their departure will not lead to one or more material changes in our internal control over financial reporting during a future period.
      Other than the remedial measures described in paragraphs 4, 5, 6 and 7 that impacted our internal control over financial reporting during the quarter ended June 30, 2005, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2005.

PART II. OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))

3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))

4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))

4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))

4.3	Indenture, relating to the Senior Notes, dated as of February 3, 2005, between Novelis, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

4.4	Registration Rights Agreement, dated as of February 3, 2005, among Novelis, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

10.1	Deferred Share Agreement, dated as of July 1, 2002, between Alcan Corporation and Martha Finn Brooks (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 1, 2005 (File No. 001-32312))

10.2	Amendment to Deferred Share Agreement, dated as of July 27, 2005, between Novelis Inc. and Martha Finn Brooks (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on August 1, 2005 (File No. 001-32312))

11	Computation of per share earnings (provided in Note 10 to the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included in this report under the caption “Earnings Per Share”)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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