Form 10-Q
period 2005-09-30
Novelis Inc.
filed 2006-05-16
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of April 30, 2006, there were 74,005,649 common shares outstanding.

EXPLANATORY NOTE
      Concurrently with the filing of this quarterly report on Form 10-Q for the period ended September 30, 2005, we are filing amendments on Form 10-Q/ A to our quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, to reflect the restatement of our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005 and the quarter and six months ended June 30, 2005, to correct errors for:

•	the misapplication of GAAP related to liability recognition;

•	income tax accounting;

•	other miscellaneous items; and

•	out-of-period adjustments.
      This quarterly report on Form 10-Q for the period ended September 30, 2005 was delayed pending our completion of the restatements and the related review of our reserves and contingencies, as well as adjustments to arrive at our opening balance sheet as of January 6, 2005.

Novelis Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (unaudited)
(in millions of US$, except per share amounts)

	Third Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Sales and operating revenues
— third parties	2,053	1,893	6,337	5,416
— related parties	—	107	—	323

	2,053	2,000	6,337	5,739

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
— third parties	1,833	1,661	5,677	4,744
— related parties	—	96	—	288
Depreciation and amortization	56	60	173	178
Selling, general and administrative expenses	79	72	243	182
Research and development expenses	10	3	29	13
Research and development expenses — related parties	—	10	—	28
Other expenses (income) — net
— third parties	(27)	—	(38)	8
— related parties	—	1	(1)	(21)
Interest expense
— third parties	48	10	142	31
— related parties	—	7	—	24

	1,999	1,920	6,225	5,475

Income before income taxes and other items	54	80	112	264
Income taxes	37	45	67	111

Income before other items	17	35	45	153
Equity in net income of non-consolidated affiliates	2	1	6	4
Minority interests in earnings of consolidated affiliates	(9)	(2)	(19)	(9)

Net income	10	34	32	148

Earnings per share
Net income per share — basic	0.14	0.47	0.43	2.01

Net income per share — diluted	0.14	0.47	0.43	2.00

Dividends per common share	0.09	—	0.27	—

Supplemental information for 2005:
Net income attributable to consolidated and combined results of Novelis from January 6 to September 30, 2005 — increase to Retained earnings	10		61
Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment(A)	—		(29)

Net income	10		32

(A)	Refer to Note 1 — Background and Basis of Presentation.
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (unaudited)
(in millions of US$, except number of shares)

	September 30,	December 31,
As of	2005	2004

ASSETS
Current assets
Cash and cash equivalents	124	31
Trade receivables (net of allowances of $28 in 2005 and $33 in 2004)
— third parties	959	710
— related parties	—	87
Other receivables
— third parties	8	5
— related parties	30	846
Prepaid expenses	52	36
Inventories
Aluminum	941	1,081
Raw materials	20	20
Other supplies	126	125

	1,087	1,226
Other current assets	181	77

Total current assets	2,441	3,018
Deferred charges and other assets	219	71
Long-term receivables from related parties	77	104
Property, plant and equipment, net	2,170	2,348
Investments in non-consolidated affiliates	100	122
Intangible assets (net of accumulated amortization of $10 in 2005 and $9 in 2004)	29	35
Goodwill	228	256

Total assets	5,264	5,954

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (unaudited) — (Continued)
(in millions of US$, except number of shares)

	September 30,	December 31,
As of	2005	2004

LIABILITIES AND SHAREHOLDERS’/ INVESTED EQUITY
Current liabilities
Current portion of long-term debt
— third parties	3	1
— related parties	—	290
Short-term borrowings
— third parties	35	229
— related parties	—	312
Accounts payable, trade
— third parties	752	496
— related parties	38	401
Accrued expenses	418	339
Interest payable	22	2
Accrued income taxes	58	1
Other current liabilities	14	21

Total current liabilities	1,340	2,092
Long-term debt, net of current portion
— third parties	2,647	139
— related parties	—	2,307
Accrued post-retirement benefits	307	284
Deferred credits and other liabilities	224	188
Deferred income taxes	191	249
Commitments and contingencies
Minority interests in equity of consolidated affiliates	151	140
Shareholders’/invested equity
Preferred shares — unlimited number of first preferred and second preferred shares authorized; none issued	—	—
Common shares, no par value — unlimited number of shares authorized; issued and outstanding: 74,005,649 shares as of September 30, 2005	—	—
Additional paid-in capital	433	—
Retained earnings	41	—
Accumulated other comprehensive income (loss)	(70)	88
Owner’s net investment	—	467

Total shareholders’/invested equity	404	555

Total liabilities and shareholders’/invested equity	5,264	5,954

The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(in millions of US$)

Nine Months Ended September 30	2005	2004

OPERATING ACTIVITIES
Net cash provided by operating activities	366	292

INVESTING ACTIVITIES
Capital expenditures	(104)	(95)
Proceeds from sales of fixed assets and investments	9	8
Proceeds from loans receivable — net
— third parties	19	—
— related parties	373	501
Premiums paid on purchased derivatives	(26)	—
Net proceeds from settlement of derivatives	96	—

Net cash provided by investing activities	367	414

FINANCING ACTIVITIES
Proceeds from issuance of new debt — third parties	2,750	443
Principal repayments
— third parties	(1,742)	(895)
— related parties	(1,180)	—
Short-term borrowings — net
— third parties	(137)	(133)
— related parties	(302)	4
Dividends — common shareholders	(20)	—
Dividends — minority interest	(7)	(4)
Net receipts from (payments to) Alcan	72	(121)
Debt issuance costs paid	(71)	—

Net cash used in financing activities	(637)	(706)

Net increase in cash and cash equivalents	96	—
Effect of exchange rate changes on cash balances held in foreign currencies	(3)	—
Cash and cash equivalents — beginning of period	31	27

Cash and cash equivalents — end of period	124	27

Supplemental schedule of 2005 non-cash investing and financing activities:
Spin-off transaction and post-closing adjustments
Other receivables	433
Short-term borrowings — related parties	(57)
Long-term debt — related parties	32
Capital lease obligation	52
Additional paid-in capital	(98)
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF
SHAREHOLDERS’/INVESTED EQUITY (unaudited)
Nine Months Ended September 30, 2005
(in millions of US$, except number of shares which is in thousands and per share amounts)

						Accumulated
						Other
	Common Shares		Additional			Comprehensive
			Paid-in		Retained	Income	Owner’s Net
	Shares	Amount	Capital		Earnings	(Loss)	Investment		Total

Balance as of December 31, 2004	—	—	—		—	88	467		555
2005 Activity:
Net loss — January 1 to January 5							(29	)(A)	(29)

Adjusted Invested equity at spin-off date — January 6	—	—	—		—	88	438	(B)	526
Issuance of common stock in connection with the spin-off	73,989	—	438				(438)		—
Spin settlement and post-closing adjustments			2	(C)					2
Issuance of common stock in connection with stock plans	17	—
Net income — January 6 to September 30					61				61
Deferred translation adjustments						(146)			(146)
Change in minimum pension liability						(12)			(12)
Dividends on common shares ($0.27 per common share)					(20)				(20)
Dividends on preferred stock shares of consolidated affiliates			(7)						(7)

Balance as of September 30, 2005	74,006	—	433		41	(70)	—		404

(A)	Refer to Note 1 — Background and Basis of Presentation.

(B)	Represents the amount of Owner’s net investment as of January 6, 2005.

(C)	In connection with the spin-off from Alcan, we entered into agreements which provide for various post-transaction adjustments. These adjustments, for the most part, have been and will be reflected as changes to shareholders’ equity and include items such as working capital, pension assets and liabilities, and adjustments to opening balance sheet accounts. This is further discussed in Note 1 — Background and Basis of Presentation.
The accompanying notes are an integral part of the financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(unaudited)
(in millions of US$, except where indicated)

1.	BACKGROUND AND BASIS OF PRESENTATION

Background
      Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of September 30, 2005, we had operations on four continents, North America, South America, Asia and Europe, through 36 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining and smelting facilities that are integrated with the rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated products in all of these geographic regions.
      The accompanying unaudited condensed consolidated and combined financial statements should be read in conjunction with our audited combined financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K for the year ended December 31, 2004. References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically requires otherwise. The accompanying (a) condensed combined balance sheet as of December 31, 2004, which has been derived from audited financial statements, and (b) unaudited condensed consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In the opinion of management, the accompanying condensed consolidated and combined financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position as of September 30, 2005 and December 31, 2004; our results of operations for the three and nine months ended September 30, 2005 and 2004; and our cash flows for the nine months ended September 30, 2005 and 2004.
      On May 18, 2004, Alcan Inc. (Alcan) announced its intention to transfer its rolled products businesses into a separate company and to pursue a spin-off of that company to its shareholders. The rolled products businesses were managed under two separate operating segments within Alcan — Rolled Products Americas and Asia; and Rolled Products Europe. On January 6, 2005, Alcan and its subsidiaries contributed and transferred to us substantially all of the aluminum rolled products businesses operated by Alcan prior to its 2003 acquisition of Pechiney, together with some of Alcan’s alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four former Pechiney rolling facilities in Europe, as their end-use markets and customers are more similar to ours.
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
      In 2004 and prior years, Alcan was considered a related party due to its parent-subsidiary relationship with the Novelis entities. However, subsequent to the spin-off, Alcan is no longer a related party as defined in Financial Accounting Standards Board (FASB) Statement No. 57, Related Party Disclosures. Refer to Note 5 — Related Party Transactions.

Restatement
      Concurrently with the filing of this quarterly report on Form 10-Q for the period ended September 30, 2005, we are filing amendments on Form 10-Q/ A to our quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, to reflect the restatement of our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005 and the quarter and six months ended June 30, 2005, to correct errors for:

•	the misapplication of GAAP related to liability recognition;

•	income tax accounting;

•	other miscellaneous items; and

•	out-of-period adjustments.
      Our results of operations for the nine months ended September 30, 2005 were impacted by the out-of-period adjustments noted above. These out-of-period adjustments decreased our Net income by $2, net, for the nine months ended September 30, 2005.

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

Basis of Presentation
      The unaudited condensed consolidated and combined financial statements for the nine months ended September 30, 2005 include the results for the period from January 1 to January 5, 2005 prior to our spin-off from Alcan, in addition to the results for the period from January 6 to September 30, 2005, as described below. The unaudited condensed combined financial results for the period from January 1 to January 5, 2005 present our operations and cash flows on a carve-out basis. The unaudited condensed consolidated balance sheet as of September 30, 2005 and results for the period from January 6 (the date

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
of the spin-off from Alcan) to September 30, 2005 present our results of operations, financial position and cash flows as a stand-alone entity.
      All income earned and cash flows generated by us as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to us and are included in our unaudited condensed consolidated results for the period from January 6 to September 30, 2005, with the exception of unrealized losses of $43 ($29 after-tax) arising from the change in market value of derivative contracts, primarily with Alcan. These mark-to-market losses for the period from January 1 to January 5, 2005 were recorded in the unaudited condensed consolidated and combined statements of income for the nine months ended September 30, 2005, and are reflected as a decrease in Owner’s net investment.
      The condensed combined balance sheet as of December 31, 2004 and the unaudited condensed combined financial statements for the third quarter and nine months ended September 30, 2004 (the historical combined financial statements) have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us. Management believes the assumptions underlying the historical combined financial statements, including the allocations described below, are reasonable. However, the historical combined financial statements included herein may not necessarily reflect our results of operations, financial position and cash flows or what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the condensed consolidated and combined and historical combined financial statements, includes the accumulated earnings of the businesses as well as cash transfers related to cash management functions performed by Alcan.
      As we were not a stand-alone company and operated as a part of Alcan prior to 2005, the historical combined financial statements include allocations of certain Alcan expenses, assets and liabilities, including the items described below.

General Corporate Expenses
      Alcan allocated general corporate expenses to us based on average head count and capital employed. Capital employed represents Total assets less Total current liabilities (excluding debt), Accrued post-retirement benefits, Deferred credits and other liabilities, and Deferred income taxes. These allocations are reflected in Selling, general and administrative expenses in the historical combined financial statements for the third quarter and nine months ended September 30, 2004.
      The general corporate expense allocations are primarily for human resources, legal, treasury, insurance, finance, internal audit, strategy and public affairs and amounted to $6 and $23 for the third quarter and the nine months ended September 30, 2004, respectively. Total corporate office costs, including the amounts allocated, amounted to $11 and $31 for the third quarter and nine months ended September 30, 2004, respectively. The costs allocated are not necessarily indicative of the costs that would have been incurred had we performed these functions as a stand-alone company, nor are they indicative of costs that will be charged or incurred in the future. Subsequent to the spin-off, we perform the majority of these functions using our own resources or purchased services; however, for an interim period, certain services were provided by Alcan. As of March 2006, all but three of the approximately 130 service agreements between us and Alcan have ended. It is not practicable to estimate the amount of expenses we would have incurred for the third quarter and nine months ended September 30, 2004 had we been a stand-alone entity, unaffiliated with Alcan.

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
      Prior to the spin-off, Alcan managed defined benefit plans in Canada, the U.S., the U.K. and Switzerland that include some of our entities. Our share of these plans’ assets and liabilities is not included in the accompanying combined balance sheet as of December 31, 2004. The historical combined financial statements for the third quarter and nine months ended September 30, 2004, however, include an allocation of the costs of the plans. The costs vary depending on whether the entity was a subsidiary or a division of Alcan at that time. Pension costs of divisions of Alcan that were transferred to us were allocated based on the following methods: service costs were allocated based on a percentage of payroll costs; interest costs, the expected return on assets, and amortization of actuarial gains and losses were allocated based on a percentage of the projected benefit obligation (PBO); and prior service costs were allocated based on headcount. The total allocation of such pension costs amounted to $3 and $9 for the third quarter and nine months ended September 30, 2004, respectively. Pension costs of subsidiaries of Alcan that were transferred to us were accounted for on the same basis as a multi-employer pension plan whereby the subsidiaries’ contributions for the period were recognized as net periodic pension cost. There were no contributions by the subsidiaries for the third quarter and nine months ended September 30, 2004.
      Prior to the spin-off, Alcan provided post-retirement benefits in the form of unfunded healthcare and life insurance benefits to retired employees in Canada and the U.S. that include retired employees of some of our businesses. Our share of these plans’ liabilities is included in the historical combined balance sheet as of December 31, 2004 and our share of these plans’ costs is included in the historical combined statements of income for the third quarter and nine months ended September 30, 2004.
      Subsequent to the spin-off, certain changes were made to the Alcan plans covering our employees and we also established new pension plans, as described in Note 6 — Post-Retirement Benefits. Refer to Note 2 — Accounting Policies for our accounting policies related to the new pension plans.

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
      Historically, Alcan provided certain financing to us and incurred third party debt at the parent level. This financing is reflected in the combined balance sheet as of December 31, 2004 within the amounts due to Alcan and is interest-bearing as described in Note 5 — Related Party Transactions. As a result of this arrangement, the historical combined financial statements for the third quarter and nine months ended September 30, 2004 do not include an allocation of additional interest expense. Our interest expense as a stand-alone company is higher than that recognized in the historical combined financial statements for the third quarter and nine months ended September 30, 2004.

Derivatives
      During 2004, we entered into derivative contracts, primarily with Alcan, to manage some of our foreign currency and commodity price risk. These contracts are reported at their fair value on the balance sheet. Changes in the fair value of these derivatives are recorded in the accompanying unaudited condensed consolidated and combined statements of income in Other expenses (income) — net. The cash flows on the settlement of these derivative contracts are reported as part of net cash provided by operating activities in the condensed combined statement of cash flows for periods prior to the spin-off.

Stock Options
      Stock option expense and other stock-based compensation expense in the condensed combined statements of income for the quarter and nine months ended September 30, 2004 includes the Alcan expenses related to the fair value of awards held by certain employees of Alcan’s Rolled Products businesses during the periods presented as well as an allocation, calculated based on the average of headcount and capital employed, for Alcan’s corporate office employees. These expenses are not necessarily indicative of what our expenses would have been had we been a separate stand-alone entity in 2004.

Earnings Per Share
      Prior to the spin-off, we were not a separate legal entity with common shares outstanding. Earnings per share for the 2004 periods have been presented using our common shares outstanding and common share equivalents immediately after the completion of the spin-off on January 6, 2005.

2.	ACCOUNTING POLICIES
      The unaudited condensed consolidated and combined financial statements are based upon accounting policies and methods of their application consistent with those used and described in our annual financial statements as contained in our most recent annual report, except for the accounting policies described below and the recently adopted accounting policies described in Note 3 — Accounting Changes. Certain reclassifications and revisions have been made to prior period amounts to conform to the current period presentation. Operating results for the third quarter and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ended December 31, 2005.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Cash and Cash Equivalents
      Cash and cash equivalents include cash, time deposits, and readily marketable securities with maturities of three months or less at the purchase date.

Principles of Consolidation
      The unaudited condensed consolidated and combined and historical combined financial statements include the accounts of subsidiaries that are controlled by Novelis, all of which are majority owned, as well as a variable interest entity in which we are the primary beneficiary. We use the equity method of accounting for investments in entities over which we have significant influence. Under the equity method of accounting, our investment is increased or decreased by our share of the undistributed net income or loss and deferred translation adjustments since acquisition. Investments in joint ventures over which we have an undivided interest in the assets and liabilities are consolidated to the extent of our ownership or participation in the assets and liabilities. All other investments in joint ventures are accounted for using the equity method. Other investments are accounted for using the cost method. Under the cost method, dividends received are recorded as income. Cost investments for which there is an active market are accounted for as available-for-sale. Intercompany balances and transactions, including profits in inventories, are eliminated in the unaudited condensed consolidated and combined and historical combined financial statements.

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
      In July 2005, the FASB issued FSP No. APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence, to provide guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (OCI) upon a loss of significant influence. The FSP states that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost. To the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in this FSP is effective for us as of the first reporting period beginning after July 12, 2005. Upon adoption of this FSP, any amount of an investee’s equity adjustments for OCI recorded in the shareholders’ equity of the investor, relating to an investment for which the reporting entity no longer has an ability to exercise significant influence, should be offset against the carrying value of the investment. The amount that is offset should not include any items of accumulated OCI, relating to unrealized gains and losses recorded in accordance with FASB Statement No. 115 (FASB 115), Accounting for Certain Investments in Debt and Equity Securities, that are recorded by an investor for an investment that is accounted for as an available-for-sale security in accordance with FASB 115 upon adoption of this FSP. If comparative financial statements are provided for earlier periods, those financial statements shall be retrospectively adjusted to reflect application of the provisions of this FSP. There is no impact on our consolidated financial position, results of operations or cash flows from this FSP.
      In September 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 discusses whether inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and treated as a nonmonetary exchange and addresses (a) under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29) and Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB 29 (FAS 153) and (b) if nonmonetary transactions within the scope of APB 29 and FAS 153 involve inventory, are there any circumstances under which the transactions should be recognized at fair value. The pronouncement is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring in interim or annual reporting periods beginning after March 15, 2006. We do not expect that this pronouncement will have a material effect on our financial position, results of operations or cash flows.
      We have determined that all other recently issued accounting pronouncements do not apply to us.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

3.	ACCOUNTING CHANGES

Stock Options and Other Stock-Based Compensation
      Effective January 1, 2004, Alcan retroactively adopted the fair value recognition provisions of FASB 123 for stock options granted to employees. Both the unaudited condensed consolidated and combined and historical combined financial statements include the compensation cost for options granted to certain of our employees. In addition, the historical combined financial statements include an allocation of expenses for Alcan’s corporate office employees. Beginning January 1, 1999, all periods were restated to reflect compensation cost as if the fair value method had been applied for awards issued to these employees after January 1, 1995. We apply the fair value recognition provisions of FASB 123 to our new stock option plans as described in Note 19 — Stock Options and Other Stock-Based Compensation.

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

4.	RESTRUCTURING PROGRAMS

2005 Restructuring Activities
      In 2006, we announced an agreement with Atlante Srla for the sale of land in Borgofranco, Italy, that is currently occupied by one of our casting alloy plants. We had previously announced on November 3, 2005, our decision to close the facility by the end of March 2006. Atlante Srla, a new Italian energy company, plans to develop a business on the site and took possession of approximately three-quarters of the land on April 1, 2006, with the balance transferring at a later date. We will retain responsibility for environmental remediation of the site, including the elimination of any remaining salt cake byproduct from the casting alloys operation.
      In the third quarter of 2005, we recorded charges of $12 in connection with the sale of Borgofranco. Approximately $6 is for environmental remediation while the remainder is related to asset write-downs and redundancies. We expect to record additional charges of $2 in the fourth quarter of 2005 for asset write-downs and a further charge of approximately $3 in the first quarter of 2006 for redundancies and decommissioning.

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
      In 2005, we recorded recoveries of $4 in connection with the operations of Pechiney. These recoveries were credited against the Goodwill associated with the Pechiney acquisition.

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
      In 2005, we recorded recoveries of $1 in connection with 2004 restructuring program activities in Nachterstedt, Germany (Q1: $1; Q2: nil; Q3: nil).

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
      In 2005, we recorded recoveries of $2 in connection with 2001 restructuring program activities in Rogerstone, Wales (Q1: $1; Q2: $1; Q3: nil).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      The schedule provided below shows details of the provision balances, related cash payments and recoveries for the significant restructuring activities included in Other expenses (income) — net in the unaudited condensed consolidated and combined statements of income:

		Asset
	Severance	Impairment
	Costs	Provisions	Other	Total

Provision balance as of January 1, 2004	19	—	15	34
Year Ended December 31, 2004 activity:
Charges (recoveries) recorded in the statement of income	10	8	(1)	17
Liabilities recorded in the allocation of the Pechiney purchase price	19	—	4	23
Cash payments — net	(14)	—	(5)	(19)
Non-cash charges (recoveries)	—	(8)	6	(2)

Provision balance as of December 31, 2004	34	—	19	53
Nine Months Ended September 30, 2005 activity:
Charges (recoveries) recorded in the statement of income	(4)	4	8	8
Recoveries credited against Goodwill	(4)	—	—	(4)
Cash payments — net	(16)	—	(6)	(22)
Non-cash recoveries	—	(2)	—	(2)
Effect of exchange rate changes on ending provision balances	(3)	—	(2)	(5)

Provision balance as of September 30, 2005	7	2	19	28

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
      The following table describes the nature and amounts of transactions that we had with related parties during the quarter and nine months ended September 30, 2005 and 2004. In 2004, Alcan was considered a related party to Novelis. However, subsequent to the spin-off, Alcan is no longer a related party as defined in FASB Statement No. 57, Related Party Disclosures, and accordingly, all transactions between Novelis and Alcan are third party transactions.

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Sales and operating revenues
Alcan(A)	—	107	—	323

Cost of sales and operating expenses
Alcan(A)	—	96	—	288

Research and development expenses
Alcan(B)	—	10	—	28

Interest expense
Alcan(C)	—	7	—	24

Other expenses (income) — net
Service fee income(D)	—	—	—	(27)
Service fee expense(E)	—	(2)	—	17
Interest income(F)	—	(6)	—	(17)
Derivatives — realized gains (losses)(G)	—	10	—	2
Derivatives — unrealized gains (losses) on change in market value and reclassifications(G)	—	—	—	—
Other	—	(1)	(1)	5

Total other expenses (income) — net arising from transactions with Alcan	—	1	(1)	(20)
Interest income from Aluminium Norf GmbH	—	—	—	(1)

Total other expenses (income) — net arising from transactions with all related parties	—	1	(1)	(21)

Purchase of inventory/tolling services
Aluminium Norf GmbH	52	51	154	147

Alcan(H)	—	502	—	1,485

(A)	We purchase from and sell materials to Alcan in the ordinary course of business.

(B)	These expenses represent an allocation of research and development expenses incurred by Alcan on behalf of Novelis.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

(C)	As discussed further below and in Note 11 — Short-Term Borrowings and Note 12 — Long-Term Debt, we had various short-term borrowings and long-term debt payable to Alcan where interest was charged on both a fixed and a floating rate basis.

(D)	Service fee income arises from sales of research and development and other corporate services to Alcan.

(E)	Service fee expense arises from the purchase of corporate services from Alcan.

(F)	Represents interest income earned on outstanding advances and loans to Alcan.

(G)	Alcan was the counterparty to most of our metal and currency derivatives.

(H)	Alcan is our primary third party supplier of prime and sheet ingot. Refer to Note 14 — Commitments and Contingencies.
      The table below describes the nature of and the period-end balances that we have with related parties:

	September 30,	December 31,
As of	2005	2004

Trade receivables
Alcan(A)	—	87

Other receivables
Alcan(B)	—	801
Aluminium Norf GmbH(C)	30	45

	30	846

Long-term receivables
Alcan	—	2
Aluminium Norf GmbH(C)	77	102

	77	104

Current portion of long-term debt
Alcan(D)	—	290

Short-term borrowings
Alcan(E)	—	312

Accounts payable, trade
Alcan(A)	—	356
Aluminium Norf GmbH(A)	38	45

	38	401

Long-term debt, net of current portion
Alcan(D)	—	2,307

(A)	We purchase from and sell materials to Alcan and we purchase services from an investee accounted for under the equity method, in the ordinary course of business.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

(B)	The balance at December 31, 2004 includes various short-term floating rate notes totaling Euro 266 million and $55 maturing within one year that were settled by Alcan in 2005 as part of our spin-off.

(C)	The balances represent current and non-current portions of a loan to an investee accounted for under the equity method.

(D)	We had various loans payable to Alcan as of December 31, 2004 as described in Note 12 — Long-Term Debt that were repaid in the first quarter of 2005.

(E)	The balance at December 31, 2004 is comprised of loans due to Alcan in various currencies including Euro 193 million and GBP 20 million that were repaid in 2005 as part of our spin-off.

6.	POST-RETIREMENT BENEFITS
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
      For the quarter and nine months ended September 30, 2005, we contributed $4 and $11, respectively, to the Alcan sponsored plans described above.
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

b) As a result of the spin-off, account balances in the Alcancorp Employees’ Savings Plans (Salaried Plan and Hourly Plan) were transferred to the new Novelis Savings and Retirement Plan (for salaried employees) and the new Novelis Hourly Savings Plan (for hourly “union” employees). To accomplish this transfer, a freeze was placed on all account activity including loan requests, withdrawals, distributions, fund exchanges (transfers), contribution allocation changes and account balance inquiries during the transition period. The freeze began on December 2, 2005 and ended during the week of December 11, 2005; and

c) Pursuant to the Employee Matters Agreement (EMA) between Alcan and Novelis, active Novelis transferred employees continue to participate in the Alcancorp Pension Plan (ACPP) until December 31, 2005. Effective October 28, 2005, the Novelis board of directors approved the adoption of Novelis DB pension arrangements (to be called the Novelis Pension Plan (NPP) in the U.S.) for employees who participated in a DB with Alcan. Under the terms of the EMA and subject to Internal Revenue Service (IRS) requirements, assets and liabilities will be transferred from ACPP to the new NPP. Similar, but not identical, actions will occur in Canada and the U.K. for pensions.
      These transfers of assets and liabilities may have a material impact on our financial statements in 2006. We are unable to determine the amount with certainty at this time, as the relevant employee elections have not been made.
      Alcan provides unfunded health care and life insurance benefits to retired employees in Canada and the United States, which include retired employees of some of our businesses. Our share of these plans’ liabilities and costs are included in the historical combined financial statements. We expect to pay benefits of $6 in 2005 related to these plans from operating cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      Components of net periodic benefit cost are shown in the table below:

	Pension Benefits				Other Benefits

	Third				Third
	Quarter		Nine Months		Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	5	4	14	14	1	1	3	2
Interest cost	7	7	22	21	(1)	1	5	4
Expected return on assets	(3)	(5)	(15)	(17)	—	—	—	—
Amortization
— actuarial losses	—	1	4	3	1	—	1	—
— prior service cost	—	1	2	3	—	—	—	—
Curtailment/ settlement gains	—	—	—	(19)	—	—	—	—

Net periodic benefit cost	9	8	27	5	1	2	9	6

      The expected long-term rate of return on plan assets is 7.5% in 2005.
      In the quarter ended June 30, 2004, we recognized a $19 settlement gain on the wind-up of the Brazilian operations’ defined benefit plan.

Employer Contributions
      Our pension funding policy is to contribute the amount required to provide for contractual benefits attributed to service to date, and to amortize unfunded actuarial liabilities, for the most part over periods of 15 years or less. We previously disclosed in our historical combined financial statements for the year ended December 31, 2004 that we expected to contribute $10 to our funded pension plans in 2005. The contributions are expected to be fully comprised of cash. As of September 30, 2005, $14 has been contributed, and we expect to contribute an additional $2 over the remainder of the year. The additional contributions are necessary to fund pension plan deficits in certain countries as well as new pension plans created subsequent to our spin-off. We also expect to pay $9 of unfunded pension benefits and lump sum indemnities from operating cash flows in 2005.
      We also participate in savings plans in Canada and the U.S. as well as defined contribution pension plans in Malaysia and Brazil. We expect to make contributions of $9 to these plans in 2005 ($8 in 2004).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

7.	OTHER EXPENSES (INCOME) — NET
      The following table presents the components of Other expenses (income) — net:

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Restructuring costs (recoveries) — net	7	10	4	12
Asset impairment provisions	4	9	5	9
Gain on disposals of fixed assets(A)	—	—	(11)	(6)
Interest income	(3)	(6)	(7)	(19)
Realized gains on monetization of cross-currency interest rate swaps	—	—	(45)	—
Realized losses (gains) on derivatives(B)	4	—	(11)	—
Exchange losses (gains)	(4)	5	1	8
Unrealized gains on change in market value and reclassification of derivatives(C)	(43)	(21)	—	(36)
Service fee expense — net	—	(11)	—	(10)
Bridge financing commitment fee	—	—	11	—
Provisions for legal and environmental reserves	7	—	13	—
Other	1	15	1	29

	(27)	1	(39)	(13)

(A)	Included in the nine months ended September 30, 2005 is a gain on the sale of land in Asia of ($11).

(B)	Includes metal, natural gas and energy derivatives.

(C)	Included in the nine months ended September 30, 2005 is $43 in pre-tax unrealized losses ($29 after-tax) on the change in market value of derivative contracts, primarily with Alcan, for the period from January 1 to January 5, 2005, as described in Note 1 — Background and Basis of Presentation.

8.	INCOME TAXES
      The provision (benefit) for income taxes is comprised of the following:

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Current	6	38	73	89
Deferred	31	7	(6)	22

	37	45	67	111

      The effective tax rates for the nine months ended September 30, 2005 and 2004 were 60% and 42%, respectively, compared to the Canadian statutory rate of 33% for both periods. For the nine months ended

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
September 30, 2005, the reconciliation of income taxes at the Canadian statutory rates to our effective rate is as follows:

	Nine Months

		2005
		Tax Rate
Period ended September 30	2005	Component

Income before income taxes and other items	112

Income taxes at statutory rate	37	33%
Adjustments to the statutory rate:
Difference in effective tax rates of foreign subsidiaries	1	1%
Unrealized benefit on losses	8	7%
Out-of-period adjustments	(7)	(6)%
Exchange translation items	24	22%
Exchange on revaluation of deferred income taxes	6	5%
Taxes relating to the spin-off transaction	(2)	(2)%
Reduced-rate or tax-exempt items	(6)	(5)%
Other — net	6	5%

Income taxes at effective rate	67	60%

      The 2004 historical combined financial statements were prepared on a carve-out basis. A comparison of our nine months 2004 effective rate to the statutory rate would not be meaningful.

9.	EARNINGS PER SHARE
      We use the treasury stock method to calculate the dilutive effect of stock options and other stock equivalents (dilutive shares). The following table shows the information used in the calculation of basic and diluted earnings per share:

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Numerator:
Net income	10	34	32	148

Denominator (number of common shares in millions):
Weighted average number of outstanding shares	74.00	73.99	73.99	73.99
Effect of dilutive shares	0.38	0.44	0.25	0.44

Adjusted number of outstanding shares	74.38	74.43	74.24	74.43

Earnings per share — basic (in US$)	0.14	0.47	0.43	2.01

Earnings per share — diluted (in US$)	0.14	0.47	0.43	2.00

      Options to purchase an aggregate of 2,707,171 of our common shares were held by our employees as of September 30, 2005. Of these, 2,696,070 options to purchase common shares at an average exercise price of $21.57 per share were dilutive for the third quarter ended September 30, 2005. For the nine months ended September 30, 2005, 1,366,028 options to purchase common shares at an average exercise

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
price of $19.43 per share are dilutive. These dilutive stock options are equivalent to 342,493 of our common shares for the third quarter and 203,052 for the nine months ended September 30, 2005. Additionally, there are 41,652 Director Deferred Share Units (DDSUs) (see Note 19 — Stock Options and Other Stock-Based Compensation) for the third quarter and nine months ended September 30, 2005 that were included as dilutive shares. The number of anti-dilutive Novelis options held by our employees for the third quarter and nine months ended September 30, 2005 was 11,101 and 1,341,143, respectively.
      For both the third quarter and the nine months ended September 30, 2004 under rules applicable to carve-out statements, the effect of dilutive stock options was calculated based on an aggregate of 1,356,735 Alcan common shares held by Novelis employees. Of these, 685,285 options to purchase Alcan common shares at an average exercise price of CAN$38.86 (US$29.96) per share were dilutive for both the third quarter and nine months ended September 30, 2004. These dilutive stock options were equivalent to 443,351 of Novelis common shares for both the third quarter and nine months ended September 30, 2004. The number of anti-dilutive Alcan options held by Novelis employees as of September 30, 2004 was 671,450.

10.	SALES, FORFAITING AND FACTORING OF TRADE ACCOUNTS RECEIVABLES
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
      The table below summarizes forfaiting activities for the periods presented:

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Receivables forfaited during the period	79	47	203	141

Expense recognized due to forfaiting activities	1	—	2	1

As of	September 30, 2005	December 31, 2004

Forfaited receivables outstanding	57	50

      Our Brazilian operations accelerate their cash collections by factoring, without recourse, trade receivables that are unencumbered by pledge restrictions. Under this method, customers are directed to pay invoices to a financial institution, but are not contractually required to do so. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables, and they are not included in the accompanying unaudited condensed

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
consolidated and combined balance sheets. The following table summarizes our factoring activities for the periods presented:

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Receivables factored during the period	43	6	64	24

Expense recognized due to factoring activities	1	—	1	—

As of	September 30, 2005	December 31, 2004

Factored receivables outstanding	23	—

11.	SHORT-TERM BORROWINGS
      As of December 31, 2004, our short-term borrowings were $229 due to third parties and $312 due to Alcan. In order to facilitate the separation of Novelis and Alcan, we executed substantial and material debt restructuring and financing transactions in early January and February of 2005, whereby we effectively replaced all of our financing obligations to Alcan and certain other third parties with new third party debt aggregating $2,951 (see Note 12 — Long-Term Debt). Alcan, a related party at December 31, 2004, was repaid in 2005, primarily as a related party, through both cash and non-cash transactions. As of September 30, 2005, short-term borrowings due to third parties totaled $35 consisting of $33 of borrowings in Korea through local banking relationships not under a line of credit, and $2 under a line of credit in Brazil. The carrying amount approximates fair value because this debt has short periods to maturity, and market rates of interest. As of September 30, 2005 the weighted average interest rate on short-term borrowings was 4.15% (2004: 2.5%).
      A contractual short-term line of credit in Brazil totaled $25 at September 30, 2005, of which $23 was available. The senior secured credit facility for $1,800 (see Note 12 — Long-Term Debt) includes a $500 five-year multi-currency revolving credit and letter of credit facility. As of September 30, 2005, $1 of the $500 facility was utilized for letters of credit.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

12.	LONG-TERM DEBT

	September 30,	December 31,
As of	2005	2004

DUE TO RELATED PARTIES
Total related party debt(A)	—	2,597
Less: current portion	—	(290)

Long-term related party debt, net of current portion	—	2,307

DUE TO THIRD PARTIES
Novelis Inc.
Floating rate Term Loan B, due 2012(B)	371	—
7.25% Senior Notes, due 2015(D)	1,400	—
Novelis Corporation
Floating rate Term Loan B, due 2012(B)(C)	644	—
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (Swiss Francs (CHF) 62 million)(E)	48	—
Novelis Korea Limited (F)
Bank loan, due 2008	50	—
Bank loan, due 2007	70	70
Bank loan, due 2007 (Korean won (KRW) 40 billion)	39	39
Bank loan, due 2007 (KRW 25 billion)	24	24
Bank loans, due 2005/2011 (KRW 2 billion)	2	2
Other
Other debt, due 2009	2	5

Total third party debt	2,650	140
Less: current portion	(3)	(1)

Long-term third party debt, net of current portion	2,647	139

(A)	All of our related party debt of $2,597 as of December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 and fixed rate promissory notes (Alcan Notes) obtained in December 2004 of $1,205. The Alcan Notes as of December 31, 2004, plus additional Alcan Notes of $170 issued in January 2005 comprised the $1,375 bridge financing provided by Alcan as a result of the spin-off transaction described in Note 1 — Background and Basis of Presentation. The Alcan Notes were repaid in February 2005 with the net proceeds from the $1,400 10-year Senior Notes issued in February 2005 (note (D) below).

(B)	In connection with the spin-off transaction described in Note 1 — Background and Basis of Presentation, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1,800. These facilities consist of: (1) a $1,300 seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus 1.75% (the effective rate at September 30, 2005 was 5.46% assuming the selection of 3-month LIBOR as our borrowing choice), all of which was borrowed on January 10, 2005, and (2) a $500 five-year multi-currency revolving credit facility. The Term Loan B facility

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

consists of an $825 Term Loan B in the U.S. and a $475 Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the spin-off transaction to refinance our related party debt with Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been recorded in Deferred charges and other assets and are being amortized over the life of the related borrowing in Interest using the “effective interest amortization” method.

The credit agreement relating to the senior secured credit facilities includes customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio.

The credit agreement for the $1,800 facility requires that we deliver quarterly and audited annual financial statements to the lenders within a specified period of time. Due to the restatement of our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005 and the quarter and six months ended June 30, 2005, we sought and obtained the consent from our lenders to extend the financial statement filing and reporting deadlines under the credit agreement to June 15, 2006 for our Form 10-Q for the quarter ended September 30, 2005; to September 29, 2006 for our Form 10-K for the year ended December 31, 2005; to October 31, 2006 for our Form 10-Q for the quarter ended March 31, 2006; to November 30, 2006 for our Form 10-Q for the quarter ending June 30, 2006; and to December 29, 2006 for our Form 10-Q for the quarter ending September 30, 2006.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Under the indenture, we are also required to deliver to the trustee a copy of our periodic reports filed with the SEC within time periods specified for filing by SEC rules. Our failure to timely file our quarterly report on Form 10-Q for the quarter ended September 30, 2005, our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006 gave certain rights to the trustee and the noteholders under the indenture to accelerate maturity of the Senior Notes if they provided us notice and we do not cure the breach within 60 days. However, neither the trustee nor the noteholders have provided us such a notice to date. As a result, we continue to classify the Senior Notes as long-term.

(E)	In connection with the spin-off, we entered into a fifteen-year capital lease agreement with Alcan for assets in Sierre, Switzerland, which has an implied interest rate of 7.5% and calls for fixed quarterly payments of $1 (1.7 million CHF). The following table presents future minimum payments under this capital lease in US$ as of September 30, 2005:

Payments in Year Ended December 31

Remainder of 2005	1
2006	5
2007	5
2008	5
2009	6
2010	6
Thereafter	51

Total payments	79
Less: interest portion	(31)

Total capital lease obligation included in long-term debt	48

(F)	In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 floating rate long-term loan which was subsequently swapped for a 4.55% fixed rate KRW 73 billion loan and into two long-term floating rate loans of $39 (KRW 40 billion) and $24 (KRW 25 billion), which were then swapped for fixed rate loans of 4.80% and 4.45%, respectively. In 2005, interest on another loan for $2 (KRW 2 billion) ranged from 3.00% to 4.47% (2004: 3.00% to 5.50%). In February 2005, Novelis Korea entered into a $50 million floating rate long-term loan which was subsequently swapped for a 5.30% fixed rate KRW 51 billion loan.
      In 2004, we entered into a loan and corresponding deposit and guarantee agreement for $90 which had a balance of $80 at September 30, 2005. We do not include the amounts in our unaudited condensed consolidated and combined financial statements as the agreements include a legal right of setoff.
      Based on rates of exchange at September 30, 2005, debt repayment requirements for the remainder of fiscal 2005 and over the next five years amount to $1 in 2005; $3 in 2006; $135 in 2007; $53 in 2008; $3 in 2009 and $5 in 2010. We made an optional principal prepayment of $85 on our Term Loan on March 31, 2005 and in the process, satisfied a 1% per annum principal amortization requirement through fiscal year 2010. We made another optional principal prepayment of $90 on our Term Loan B on June 30, 2005 and in the process, satisfied some of our principal amortization requirements for fiscal year 2011. We made an additional optional prepayment of $110 on our Term Loan B on September 30, 2005, and in the process satisfied some additional principal amortization requirements for 2011. The senior secured credit facility (note (B) above) also requires us potentially to prepay an additional portion of our Term Loans

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
annually, based on a defined formula. This amount cannot be determined in advance and has therefore not been included in the future debt payment requirements shown above.
      As of September 30, 2005, we were in compliance with all the financial covenants in our debt agreements, but see the discussion of the restatement effects on our debt agreements above in notes (B) and (D).

13.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
      In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and other commodity prices. Such instruments are used for risk management purposes only. Alcan is the principal counterparty to our aluminum forward contracts and some of our aluminum options. As described in Note 5 — Related Party Transactions, in 2004 and prior years, Alcan was considered a related party to us. However, subsequent to the spin-off, Alcan is no longer a related party, as defined in FASB Statement No. 57, Related Party Disclosures.
      There have been no material changes in financial instruments and commodity contracts during the first nine months of 2005, except as noted below.
      During the first quarter of 2005, we entered into U.S. dollar interest rate swaps totaling $310 with respect to the Term Loan B in the U.S., and $766 of cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million) with respect to intercompany loans to several European subsidiaries.
      During the second quarter of 2005, we monetized the initial cross-currency interest rate swaps and replaced them with new cross-currency interest rate swaps maturing in 2015, totaling $712 at September 30, 2005 (Euro 475 million, GBP 62 million, CHF 35 million). The aggregate fair value of the U.S. dollar interest rate swaps and the new cross-currency interest rate swaps was a liability of $34 as of September 30, 2005.
      During the third quarter of 2005, we entered into cross-currency principal only swaps (Euro 89 million). The U.S. notional amount of these swaps was $108 as of September 30, 2005. These swaps mature within the next year and are designated as cash flow hedging instruments. The aggregate fair value of these swaps was a liability of $0.5 as of September 30, 2005.

Financial Instruments — Fair Value
      On September 30, 2005, the book value of our long-term debt totals $2,650 (2004: $2,737). The 7.25% Senior Notes, due 2015, total $1,400 of this amount and have a fair value of $1,323 based on available market prices. For the remainder of our debt and all other financial assets and liabilities, book value approximates fair value because the variable interest rates on the debt re-set to market rates periodically.

14.	COMMITMENTS AND CONTINGENCIES
      As described in Note 5 — Related Party Transactions, Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan for the third quarter and nine months ended September 30, 2005 represented 49% and 49% of total prime and sheet ingot third party purchases, respectively (2004: 51% and 51%).
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
      As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to environmental matters will be in the range of $46 to $60. A liability of $53 has been recorded on the unaudited condensed consolidated and combined balance sheets at September 30, 2005, in Deferred credits and other liabilities. Management has reviewed the environmental matters for which we assumed liability as a result of our separation from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or liquidity.
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
      In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is approximately $19. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and we believe that our estimate of $19 is reasonable and that the remediation plan will be approved and implemented in 2006.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      Borgofranco. As of September 30, 2005, we had recorded an aggregate reserve of $18 with respect to environmental matters at our Borgofranco, Italy plant. A stockpile of salt cake, a by-product of the production process at our Borgofranco, Italy plant, has accumulated over several years. A reserve of approximately $8 has been provided for its processing and disposal. Further, tests on the soil at the Borgofranco site discovered additional contamination. A reserve of approximately $4 was established to cover the expected remediation required. In the third quarter of 2005, we announced the closure of business. Additional land remediation reserves of $1.5 and additional salt cake reserves of $4.5 were taken following the closure announcement.

Judicial Deposits
      Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of September 30, 2005, we had made cash deposits of $16 (including $7 deposited in 2004) into judicial depository accounts pending finalization of the related cases. These amounts are included in Deferred charges and other assets on our balance sheets. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases.

Guarantees for Trade Payables to Third Parties
      Novelis Inc. issues indirect guarantees for trade payables to third parties. These guarantees are effective over the supply period of the contracts which currently expire between December 31, 2006 and December 31, 2007, but are subject to renewal. Each of these contracts may be terminated 30 days after written notice is provided to the supplier. Under the supply agreements, Novelis Inc. does not have recourse against the third parties based on triggering events or other contractual provisions.
      The estimated fair market values for these guarantees are listed in the table below. These values are derived from the estimated letter of credit fee a major bank would charge to guarantee payment of the associated maximum potential future payments.
      The following table discloses obligations under indirect guarantees of indebtedness as of September 30, 2005:

	Maximum
	Potential Future	Liability	Fair Market	Assets Held for
Type of Entity	Payment	Carrying Value	Value	Collateral

Wholly-Owned Subsidiaries	11	3	—	—
Aluminium Norf GmbH	12	—	—	—
      Although there is a possibility that liabilities may arise in other instances for which no accruals have been made, we do not believe that it is probable that any losses in excess of accrued amounts would have a material adverse effect on our business, financial condition, or liquidity, absent unusual circumstances.
      In addition, see references to income taxes in Note 8 — Income Taxes and debt repayments in Note 12 — Long-Term Debt.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

15.	COMPREHENSIVE INCOME (LOSS)
      The following table summarizes the components of Comprehensive income (loss):

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Net income	10	34	32	148
Other comprehensive income (loss):
Net change in deferred translation adjustments	—	(9)	(146)	(53)
Net change in minimum pension liability (net of taxes of nil and ($7)), respectively, for the third quarter and nine months ended September 30, 2005 (2004: nil and nil))	1	—	(12)	—

Comprehensive income (loss)	11	25	(126)	95

      The following table summarizes the components of Accumulated other comprehensive income (loss):

As of	September 30, 2005	December 31, 2004

Deferred translation adjustments	(26)	120
Minimum pension liability	(44)	(32)

Accumulated other comprehensive income (loss)	(70)	88

16.	INFORMATION BY OPERATING SEGMENTS
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

Risk Concentration
      All four operating segments recorded revenues from Rexam Plc (Rexam), a third party, during 2005 and 2004. Revenues from Rexam totaled $282 and $792 for the third quarter and nine months ended September 30, 2005, respectively, (2004: $220 and $654) and represented approximately 14% and 12% of total revenues for the third quarter and nine months ended September 30, 2005, respectively (2004: 11% and 11%).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Selected Segment Operating Information
      The following table presents intersegment Sales and operating revenues by operating segment:

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Sales and operating revenues — intersegment
Novelis North America	1	—	2	5
Novelis Europe	2	13	30	26
Novelis Asia	1	3	6	7
Novelis South America	7	16	37	43
Eliminations	(11)	(32)	(75)	(81)

	—	—	—	—

      The following table presents total Sales and operating revenues by operating segment:

	Third Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Sales and operating revenues
Novelis North America	836	810	2,500	2,229
Novelis Europe	737	766	2,376	2,289
Novelis Asia	328	292	1,025	858
Novelis South America	157	134	448	369
Equity-accounted joint ventures adjustments	(5)	(2)	(12)	(6)

	2,053	2,000	6,337	5,739

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
      The following table presents Regional Income by operating segment and reconciles Total Regional Income to Income before income taxes and other items as presented in our statements of income:

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Regional Income
Novelis North America	54	67	141	208
Novelis Europe	52	64	161	162
Novelis Asia	23	19	80	62
Novelis South America	24	34	86	106

Total Regional Income	153	184	468	538
Corporate	(17)	(11)	(11)	(31)
Depreciation and amortization	(56)	(60)	(173)	(178)
Adjustments for equity-accounted joint ventures	(11)	(11)	(33)	(32)
Change in market value of derivatives	43	15	1	37
Restructuring, rationalization and impairment recoveries (costs)	(10)	(20)	2	(15)
Interest expense	(48)	(17)	(142)	(55)

Income before income taxes and other items	54	80	112	264

      The following table presents Total assets by operating segment and other:

	September 30,	December 31,
As of	2005	2004

Novelis North America	1,388	1,406
Novelis Europe	2,129	2,885
Novelis Asia	971	954
Novelis South America	780	779
Corporate, eliminations and other adjustments	(4)	(70)

	5,264	5,954

17.	SUPPLEMENTARY INFORMATION
      The following table summarizes selected financial information not presented within the unaudited condensed consolidated and combined financial statements:

	Third
	Quarter		Nine Months

Periods ended September 30	2005	2004	2005	2004

Interest paid	76	18	119	56
Income taxes paid	7	51	35	87

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

18.	PREFERRED AND COMMON SHARES

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
      The table below reflects our share capital structure based on the number of outstanding shares, assuming no exercise of outstanding options.

	Outstanding as of

	Authorized	September 30, 2005	December 31, 2004

Preferred Shares	Unlimited	None	None
Common Shares	Unlimited	74,005,649	None

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

19.	STOCK OPTIONS AND OTHER STOCK-BASED COMPENSATION

Stock Options
      On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 to allow for all Alcan stock options held by employees of Alcan who became our employees following the spin-off to be replaced with options to purchase our common shares. On January 6, 2005, 1,372,663 Alcan options representing options granted under the Alcan executive stock option plan held by our employees who were Alcan employees immediately prior to the spin-off were replaced with options to purchase our common shares under the Novelis Conversion Plan of 2005. The new options cover 2,723,914 common shares at a weighted average exercise price per share of $21.57. All converted options that were vested on the spin-off date continue to be vested. Any that were unvested will vest in four equal installments on the anniversary of the spin-off date in each of the next four years. As of September 30, 2005, 2,707,171 options were outstanding at a weighted average exercise price of $21.60, of which 296,364 options were exercisable at a weighted average price of $20.11.
      As described in Note 3 — Accounting Changes, we retroactively adopted FASB Statement No. 123, Accounting for Stock-Based Compensation. We use the Black-Scholes valuation model to determine the fair value of the options granted. For the third quarter and nine months ended September 30, 2005 stock-based compensation expense was $1 and $2, respectively (2004: $1 and $2) and is included in Selling, general and administrative expenses. The fair value of each option grant is estimated on the date of grant using the following weighted average assumptions:

	2005	2004

Dividend yield(%)	1.56	1.85
Expected volatility(%)	30.30	27.87
Risk-free interest rate(%)	3.73	4.56
Expected life (years)	5.47	6.00

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)

Compensation To Be Settled in Cash

Stock Price Appreciation Unit Plan
      A small number of Alcan employees held Alcan stock price appreciation units (SPAUs) that entitled them to receive cash in an amount equal to the excess of the market value of an Alcan common share on the date of exercise of a SPAU over the market value of an Alcan common share as of its grant date. On January 6, 2005, 211,035 Alcan SPAUs held by our employees who were Alcan employees immediately prior to the spin-off were replaced with our SPAUs, consisting of 418,777 SPAUs at a weighted average exercise price of $22.04. As of September 30, 2005, 14,315 SPAUs were exercisable at a weighted average price of $16.59.

Total Shareholder Returns Performance Plan
      Certain of our employees were entitled to receive cash awards under the Alcan Total Shareholder Returns Performance Plan (TSR Plan), a cash incentive plan which provides performance awards to eligible employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index measured over three-year periods commencing on October 1, 2002 and 2003. On January 6, 2005, our employees who were Alcan employees immediately prior to the spin-off and who were eligible to participate in the Alcan TSR Plan ceased to actively participate in and accrue benefits under the TSR Plan. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the spin-off. The accrued award amounts for each participant in the TSR Plan were converted into 452,667 of our restricted share units (RSUs). At the end of each performance period, each holder of RSUs will receive the net proceeds based on our common share price at that time, including declared dividends. As of September 30, 2005, 338,734 RSUs were vested and an additional 119,191 RSUs and related dividends will vest on September 30, 2006. On October 15, 2005, an aggregate of $7 was paid to employees who held RSUs that had vested on September 30, 2005.

Deferred Share Unit Plan For Non-Executive Directors
      On January 5, 2005, we established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the individual election of each non-executive director). The number of DDSUs is determined by dividing the quarterly amount payable, as elected, by the average closing prices of a common share on the TSX and NYSE on the last five trading days of each quarter. Additional DDSUs representing the equivalent of dividends declared on common shares are credited to each holder of DDSUs. The DDSUs are redeemable in cash and/or in shares of our common stock following retirement from the board. The redemption amount is calculated by multiplying the accumulated balance of DDSUs by the average closing price of a common share on the TSX and NYSE on the last five trading days prior to the redemption date. During the third quarter ended September 30, 2005, 12,759 DDSUs were granted and none were redeemed. As of September 30, 2005, 26,836 DDSUs were outstanding. On October 1, 2005, 14,816 additional DDSUs were granted for the quarter ended September 30, 2005, resulting in 41,652 DDSUs outstanding as of October 1, 2005.

Novelis Founders Performance Awards
      In March 2005, we established a plan whereby certain key executives will be eligible to receive an award of Performance Share Units (PSUs) if certain Novelis share price improvement targets are

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)
(in millions of US$, except where indicated)
achieved within prescribed time periods. There will be three equal tranches of PSUs and each will have a specific share price improvement target. For the first tranche, the target applies for the period March 24, 2005 to March 23, 2008. For the second tranche, the target applies for the period March 24, 2006 to March 23, 2008. For the third tranche, the target applies for the period March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the later of six months from the date the specific share price target is reached or twelve months after the start of the performance period and will be based on the average of the daily stock closing prices on the NYSE for the last five trading days prior to the payment date. Upon the occurrence of a termination as a result of retirement, death or disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any other termination, all PSUs will be forfeited. The share price improvement targets for the first tranche have been achieved and 180,350 PSUs were awarded on June 20, 2005. During the quarter ended September 30, 2005, 1,650 PSUs were forfeited and 178,700 remained outstanding as of September 30, 2005. Subsequently, 46,850 PSUs were forfeited in March 2006. The liability for this award was accrued over the term of the first tranche, was valued on March 24, 2006, and was paid in April 2006. For the third quarter and nine months ended September 30, 2005, expense for PSUs that can be settled in cash was ($0.1) and $0.1, respectively (2004: nil and nil).

Deferred Share Agreements
      On January 6, 2005, 33,500 Alcan deferred shares held by one of our executives who was an Alcan employee immediately prior to the spin-off were replaced with the right to receive 66,477 Novelis shares. This obligation was paid in cash in lieu of shares on August 3, 2005.

Compensation Cost
      For the third quarter and nine months ended September 30, 2005, stock-based compensation expense for arrangements that are settled in cash was ($1) and $2, respectively (2004: $5 and $5) including the amounts shown above for the Founders Performance Awards and the portion of non-executive directors’ compensation taken as cash. This was included in Selling, general and administrative expenses.

20.	SUPPLEMENTAL GUARANTOR INFORMATION
      In connection with the issuance of our Senior Notes, certain of our wholly-owned subsidiaries provided guarantees of the Senior Notes. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) comprise the majority of our businesses in Canada, the U.S., the U.K., Brazil and Switzerland, as well as certain businesses in Germany. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Senior Notes.
      The following information sets forth condensed consolidating statements of income for the three and nine months ended September 30, 2005 and 2004, condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004, and condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and 2004 of the Parent, the Guarantors, and the Non-Guarantors. Investments include investments in non-consolidated affiliates as well as investments in net assets of divisions included in the Parent and have been presented using the equity method of accounting. General corporate expenses and stock option and other stock-based compensation expenses allocated by Alcan to us prior to the spin-off have also been included in the Parent’s information.

NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)
(in millions of US$)

	Third Quarter Ended September 30, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Sales and operating revenues
— third parties	71	1,440	542	—	2,053
— related parties	262	257	37	(556)	—

	333	1,697	579	(556)	2,053

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
— third parties	59	1,265	509	—	1,833
— related parties	262	257	37	(556)	—
Depreciation and amortization	3	39	14	—	56
Selling, general and administrative expenses	19	43	17	—	79
Research and development expenses	6	4	—	—	10
Other expenses (income) — net
— third parties	9	(39)	3	—	(27)
— related parties	(21)	(2)	(2)	25	—
Interest
— third parties	32	13	3	—	48
— related parties	1	19	5	(25)	—

	370	1,599	586	(556)	1,999

Income (loss) before income taxes and other items	(37)	98	(7)	—	54
Income taxes (benefit)	3	43	(9)	—	37

Income (loss) before other items	(40)	55	2	—	17
Equity in net income of non-consolidated affiliates	50	2	—	(50)	2
Minority interests in earnings of consolidated affiliates	—	—	(9)	—	(9)

Net income (loss)	10	57	(7)	(50)	10

NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)
(in millions of US$)

	Nine Months Ended September 30, 2005

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Sales and operating revenues
— third parties	180	4,429	1,728	—	6,337
— related parties	780	789	107	(1,676)	—

	960	5,218	1,835	(1,676)	6,337

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
— third parties	153	3,928	1,596	—	5,677
— related parties	780	789	107	(1,676)	—
Depreciation and amortization	8	119	46	—	173
Selling, general and administrative expenses	52	142	49	—	243
Research and development expenses	19	9	1	—	29
Other expenses (income) — net
— third parties	(20)	(24)	6	—	(38)
— related parties	(57)	(7)	(5)	68	(1)
Interest
— third parties	91	41	10	—	142
— related parties	1	54	13	(68)	—

	1,027	5,051	1,823	(1,676)	6,225

Income (loss) before income taxes and other items	(67)	167	12	—	112
Income taxes (benefit)	(10)	83	(6)	—	67

Income (loss) before other items	(57)	84	18	—	45
Equity in net income of non-consolidated affiliates	89	6	—	(89)	6
Minority interests in earnings of consolidated affiliates	—	—	(19)	—	(19)

Net income (loss)	32	90	(1)	(89)	32

THE NOVELIS GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)
(in millions of US$)

	Third Quarter Ended September 30, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Sales and operating revenues
— third parties	45	1,383	465	—	1,893
— related parties	263	289	95	(540)	107

	308	1,672	560	(540)	2,000

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
— third parties	32	1,195	434	—	1,661
— related parties	263	288	85	(540)	96
Depreciation and amortization	3	40	17	—	60
Selling, general and administrative expenses	(9)	65	16	—	72
Research and development expenses
— third parties	—	3	—	—	3
— related parties	—	10	—	—	10
Other expenses (income) — net
— third parties	1	(1)	—	—	—
— related parties	10	(9)	(2)	2	1
Interest
— third parties	—	6	4	—	10
— related parties	—	7	2	(2)	7

	300	1,604	556	(540)	1,920

Income before income taxes and other items	8	68	4	—	80
Income taxes (benefit)	(2)	45	2	—	45

Income before other items	10	23	2	—	35
Equity in net income of non-consolidated affiliates	24	1	—	(24)	1
Minority interests in earnings of consolidated affiliates	—	—	(2)	—	(2)

Net income	34	24	—	(24)	34

THE NOVELIS GROUP
CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)
(in millions of US$)

	Nine Months Ended September 30, 2004

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Sales and operating revenues
— third parties	131	3,839	1,446	—	5,416
— related parties	716	941	161	(1,495)	323

	847	4,780	1,607	(1,495)	5,739

Costs and expenses
Cost of sales and operating expenses, excluding depreciation and amortization noted below
— third parties	92	3,311	1,341	—	4,744
— related parties	717	915	151	(1,495)	288
Depreciation and amortization	8	121	49	—	178
Selling, general and administrative expenses	32	110	40	—	182
Research and development expenses
— third parties	—	13	—	—	13
— related parties	—	28	—	—	28
Other expenses (income) — net
— third parties	4	4	—	—	8
— related parties	(37)	14	—	2	(21)
Interest
— third parties	—	17	14	—	31
— related parties	—	24	2	(2)	24

	816	4,557	1,597	(1,495)	5,475

Income before income taxes and other items	31	223	10	—	264
Income taxes (benefit)	(6)	113	4	—	111

Income before other items	37	110	6	—	153
Equity in net income of non-consolidated affiliates	111	4	—	(111)	4
Minority interests in earnings of consolidated affiliates	—	—	(9)	—	(9)

Net income (loss)	148	114	(3)	(111)	148

NOVELIS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
As of September 30, 2005
(in millions of US$)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	2	82	40	—	124
Trade receivables
— third parties	34	638	287	—	959
— related parties	5	53	6	(64)	—
Other receivables
— third parties	2	5	1	—	8
— related parties	213	231	123	(537)	30
Prepaid expenses	3	42	7	—	52
Inventories
Aluminum	43	609	289	—	941
Raw materials	—	19	1	—	20
Other supplies	6	79	41	—	126

	49	707	331	—	1,087
Other current assets	52	91	38	—	181

Total current assets	360	1,849	833	(601)	2,441
Deferred charges and other assets	35	139	45	—	219
Long-term receivables from related parties	1,114	88	—	(1,125)	77
Property, plant and equipment, net	117	1,284	769	—	2,170
Investments in non-consolidated affiliates and divisional net assets	700	146	—	(746)	100
Intangible assets	—	27	2	—	29
Goodwill	—	26	202	—	228

Total assets	2,326	3,559	1,851	(2,472)	5,264

NOVELIS INC.
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited) — (Continued)
As of September 30, 2005
(in millions of US$)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	—	2	1	—	3
Short-term borrowings
— third parties	—	2	33	—	35
— related parties	40	434	63	(537)	—
Accounts payable, trade
— third parties	12	454	286	—	752
— related parties	9	54	39	(64)	38
Accrued expenses	27	294	97	—	418
Interest payable	16	6	—	—	22
Accrued income taxes	1	54	3	—	58
Other current liabilities	—	5	9	—	14

Total current liabilities	105	1,305	531	(601)	1,340
Long-term debt, net of current portion
— third parties	1,771	690	186	—	2,647
— related parties	—	938	187	(1,125)	—
Accrued post-retirement benefits	8	216	83	—	307
Deferred credits and other liabilities	39	156	29	—	224
Deferred income taxes	(1)	181	11	—	191
Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	151	—	151
Shareholders’ equity
Common shares	—	—	—	—	—
Additional paid-in capital	433	—	—	—	433
Retained earnings	41	—	—	—	41
Other comprehensive income (loss)	(70)	115	(23)	(92)	(70)
Owner’s net investment	—	(42)	696	(654)	—

Total shareholders’ equity	404	73	673	(746)	404

Total liabilities and shareholders’ equity	2,326	3,559	1,851	(2,472)	5,264

THE NOVELIS GROUP
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)
As of December 31, 2004
(in millions of US$)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	—	12	19	—	31
Trade receivables
— third parties	1	399	310	—	710
— related parties	84	156	7	(160)	87
Other receivables
— third parties	—	4	1	—	5
— related parties	45	849	30	(78)	846
Prepaid expenses	2	10	24	—	36
Inventories
Aluminum	44	705	332	—	1,081
Raw materials	—	18	2	—	20
Other supplies	6	78	41	—	125

	50	801	375	—	1,226
Other current assets	—	56	21	—	77

Total current assets	182	2,287	787	(238)	3,018
Deferred charges and other assets	—	32	39	—	71
Long-term receivables from related parties	210	104	—	(210)	104
Property, plant and equipment, net	112	1,405	831	—	2,348
Investments in non-consolidated affiliates and divisional net assets	1,242	168	—	(1,288)	122
Intangible assets	—	31	4	—	35
Goodwill	—	28	228	—	256

Total assets	1,746	4,055	1,889	(1,736)	5,954

THE NOVELIS GROUP
CONDENSED CONSOLIDATING BALANCE SHEET (unaudited) — (Continued)
As of December 31, 2004
(in millions of US$)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

LIABILITIES AND INVESTED EQUITY
Current liabilities
Current portion of long-term debt
— third parties	—	—	1	—	1
— related parties	290	—	—	—	290
Short-term borrowings
— third parties	—	122	107	—	229
— related parties	—	231	152	(71)	312
Accounts payable, trade
— third parties	6	160	330	—	496
— related parties	79	429	60	(167)	401
Accrued expenses	16	213	110	—	339
Interest payable	—	1	1	—	2
Accrued income taxes	—	—	1	—	1
Other current liabilities	—	4	17	—	21

Total current liabilities	391	1,160	779	(238)	2,092
Long-term debt, net of current portion
— third parties	—	—	139	—	139
— related parties	749	1,751	17	(210)	2,307
Accrued post-retirement benefits	—	199	85	—	284
Deferred credits and other liabilities	8	174	6	—	188
Deferred income taxes	43	183	23	—	249
Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	140	—	140
Invested equity
Owner’s net investment	467	529	671	(1,200)	467
Other comprehensive income	88	59	29	(88)	88

Total invested equity	555	588	700	(1,288)	555

Total liabilities and invested equity	1,746	4,055	1,889	(1,736)	5,954

NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)
Nine Months Ended September 30, 2005
(in millions of US$)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	440	262	(208)	(128)	366

INVESTING ACTIVITIES
Capital expenditures	(12)	(67)	(25)	—	(104)
Proceeds from sales of fixed assets and investments	1	—	8	—	9
Proceeds from (payments on) loans receivable — net
— third parties	—	4	15	—	19
— related parties	(1,019)	(112)	—	1,504	373
Premiums paid on purchased derivatives	—	(26)	—	—	(26)
Net proceeds from settlement of derivatives	—	96	—	—	96

Net cash provided by (used in) investing activities	(1,030)	(105)	(2)	1,504	367

FINANCING ACTIVITIES
Proceeds from issuance of new debt from third parties	1,875	2,000	379	(1,504)	2,750
Principal repayments	(1,316)	(1,512)	(94)	—	(2,922)
Short-term borrowings — net
— third parties	2	(68)	(71)	—	(137)
— related parties	—	(304)	2	—	(302)
Proceeds from issuing preference shares	—	—	32	(32)	—
Dividends — common shareholders	(20)	(158)	(2)	160	(20)
Dividends — minority interest	—	—	(7)	—	(7)
Net receipts from (payments to) Alcan	100	(21)	(7)	—	72
Debt issuance costs paid	(49)	(22)	—	—	(71)

Net cash provided by (used in) financing activities	592	(85)	232	(1,376)	(637)

Net increase in cash and cash equivalents	2	72	22	—	96
Effect of exchange rate changes on cash balances held in foreign currencies	—	(2)	(1)	—	(3)
Cash and cash equivalents — beginning of period	—	12	19	—	31

Cash and cash equivalents — end of period	2	82	40	—	124

THE NOVELIS GROUP
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (unaudited)
Nine Months Ended September 30, 2004
(in millions of US$)

			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	(13)	161	144	—	292

INVESTING ACTIVITIES
Capital expenditures	(3)	(51)	(41)	—	(95)
Proceeds from sales of fixed assets and investments	—	8	—	—	8
Proceeds from (payments on) loans receivable — net	—	507	(6)	—	501

Net cash provided by (used in) investing activities	(3)	464	(47)	—	414

FINANCING ACTIVITIES
Proceeds from issuance of new debt from third parties	—	440	3	—	443
Principal repayments	—	(845)	(50)	—	(895)
Short-term borrowings — net
— third parties	—	(128)	(5)	—	(133)
— related parties	—	(19)	23	—	4
Dividends — common shareholders	(23)	29	(6)	—	—
Dividends — minority interest	—	—	(4)	—	(4)
Net receipts from (payments to) Alcan	39	(100)	(60)	—	(121)

Net cash provided by (used in) financing activities	16	(623)	(99)	—	(706)

Net increase (decrease) in cash and cash equivalents	—	2	(2)	—	—
Cash and cash equivalents — beginning of period	—	8	19	—	27

Cash and cash equivalents — end of period	—	10	17	—	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
      We are the world’s leading aluminum rolled products producer based on shipment volume in 2004. As of September 30, 2005, we had operations on four continents, North America, South America, Asia and Europe through 36 operating plants and three research facilities in 11 countries. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of the local supply of technically sophisticated products in all of these geographic regions.
      The following table sets forth our key financial and operating data for the three and nine months ended September 30, 2005 and September 30, 2004.

	Three Months Ended			Nine Months Ended
	September 30			September 30

	2005	2004	% Change	2005	2004	% Change

	($ in millions)
Sales and operating revenues	2,053	2,000	3%	6,337	5,739	10%
Regional Income(A)	153	184	(17)%	468	538	(13)%
Net income	10	34	(71)%	32	148	(78)%
Rolled products shipments (kt)(B)	725	722	—	2,168	2,114	3%
Total assets	5,264	6,084	(13)%	5,264	6,084	(13)%
Free cash flow(C)	84	164	(49)%	305	193	58%

(A)	Regional Income comprises earnings before interest, income taxes, equity income, minority interests, depreciation and amortization and excludes certain items, such as corporate, restructuring costs, impairment and other rationalization charges. These items are managed by our corporate head office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. Regional Income is the measure by which management evaluates the profitability and financial performance of our operating segments. A discussion of Regional Income and a reconciliation of Regional Income to Income before income taxes and other items can be found under the caption “Operating Segment Review — Reconciliation.”

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
HIGHLIGHTS
      Net Income. We reported third quarter of 2005 net income of $10 million, or diluted earnings per share of $0.14. Net income in the carve-out statements as a part of Alcan for the three months ended September 30, 2004 was $34 million, or diluted earnings per share of $0.47.
      Shipments. Rolled product shipments of 725 kt for the third quarter were comparable to the three months ended September 30, 2004. This is attributable to strong market demand, largely in South America and Asia as well as improvements in the European beverage can market, which were partially offset by weaker foil markets in Europe and lower sales to industrial markets in North America, particularly the automotive market.
      Regional Income. Regional Income decreased by $31 million, or 17%, for the third quarter of 2005 versus the three months ended September 30, 2004, as increasing conversion prices and continued emphasis on cost containment were more than offset by higher energy and related costs such as freight. The adverse impacts from metal prices on can contracts with a price ceiling in North America limited our ability to fully pass-through the impact of the metal price change, but at the same time we experienced favorable metal timing differences and benefited from the favorable impact of higher London Metal Exchange (LME) prices on production from our South American smelters. Therefore, the net metal impact was favorable by approximately $8 million for the third quarter compared to the three months ended September 30, 2004. Unfavorable foreign currency movements, mainly in South America and Europe, accounted for $15 million of the decrease.
      Financing Activity. At the spin-off, we had $2,951 million of long-term debt and capital lease obligations after repaying various third party obligations that were agreed upon with Alcan, which we reduced by $169 million in the first half of 2005. With the continued strength of our cash flows in the third quarter, we were able to further reduce our total debt by $97 million to $2,685 million as of September 30, 2005, for a total year-to-date debt reduction of $266 million or 9%.
      Restatement. Concurrently with the filing of this quarterly report on Form 10-Q for the period ended September 30, 2005, we are filing amendments on Form 10-Q/ A to our quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, to reflect the restatement of our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005 and the quarter and six months ended June 30, 2005, to correct errors for:

•	the misapplication of GAAP related to liability recognition;

•	income tax accounting;

•	other miscellaneous items; and

•	out-of-period adjustments.

      As discussed throughout under the caption “Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004,” our results of operations for the nine months ended September 30, 2005 were impacted by the out-of-period adjustments noted above. These out-of-period adjustments decreased our Net income by $2 million, net, for the nine months ended September 30, 2005.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004
      The following discussion and analysis is based on our unaudited condensed consolidated and combined statements of income, which reflect our operations for the three month periods ended September 30, 2005 and 2004, as prepared in conformity with GAAP.

Net Income
      The comparison of Net income between the third quarter of 2005 and the third quarter of 2004 was heavily influenced by the following items on an after-tax basis:

•	Unrealized gains on the change in market value of derivatives of $28 million in 2005, compared to unrealized gains in 2004 of $16 million;

•	Foreign currency balance sheet translation losses of $21 million in 2005, mainly in Canada and South America, compared to a loss of $8 million in 2004;

•	Restructuring, rationalization and impairment charges of $12 million in 2005 relating mainly to the closure of the Borgofranco, Italy, recycling plant, compared to charges in 2004 of $13 million, mainly related to the closure of the Falkirk, U.K. plant; and

•	As a stand-alone company, our interest expense was $20 million higher in 2005 than in the 2004 carve-out allocation of interest expense from Alcan.
      Foreign currency balance sheet translation effects, which are primarily non-cash in nature, arise from translating monetary items (principally deferred income taxes, operating working capital and long-term liabilities) denominated in Canadian dollars and Brazilian Real into U.S. dollars for reporting purposes, as well as the deferred tax impact in local currency, on the translation of U.S. debt in Canada and South America.

Sales and Operating Revenues and Shipments
      Sales and operating revenues increased to $2,053 million for the three months ended September 30, 2005 from $2,000 million for the three months ended September 30, 2004, an increase of $53 million, or 3%. The major contributing factor to increases in both sales and operating revenues and cost of sales was a rise in LME aluminum metal prices, which were up approximately 8% compared to the three months ended September 30, 2004. The higher LME prices were partially offset by a decrease of total shipments from 784 kt for the three months ended September 30, 2004 to 771 kt for the three months ended September 30, 2005, which resulted from reduced ingot product shipments in Europe. During the third quarter of 2005, sales and operating revenues were also impacted by the North American can price ceiling. Sales contracts, currently representing approximately 20% of our annual sales, provide for a ceiling over which metal prices cannot contractually be passed through to our customers. This resulted in the inability to pass through the complete increase in metal prices sold under these contracts. Although we attempt to mitigate this risk through the purchase of metal options, this hedging policy was not economically effective given the relatively high and sustained metal prices since the fourth quarter of 2004. See Risks and Uncertainties for a description of our policy on metal options.

Costs and Expenses
      Cost of sales and operating expenses increased to $1,833 million for the three months ended September 30, 2005 from $1,757 million for the three months ended September 30, 2004, an increase of $76 million or 4%. Cost of sales and operating expenses represented 89% of Sales and operating revenues for the three months ended September 2005 compared to the comparable 88% for the three months ended September 30, 2004. The increase in Cost of sales and operating expenses during the three months ended September 30, 2005 in large part reflected the impact of higher LME prices on metal input costs. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the LME and local market premiums, plus (ii) a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product. In some of our contracts there is a timing difference between the metal prices we pay under our purchase contracts and the metal prices we charge our customers due to the fact that our contracts are structured such that we are not able to pass along increases or decreases in metal prices to our customers as we incur such increases or decreases in our metal purchase costs. As a result, changes in metal prices impact our results, since during such periods we temporarily bear the additional cost or benefit of metal price changes. Over a full economic cycle (the period it takes for metal prices to return to a given level) the impact on our results is expected to be close to nil. However, because a full economic cycle may take years to complete, we may experience such additional costs or benefits for certain periods of time. As previously discussed, as of September 30, 2005, approximately 20% of our volume has a metal price ceiling which we attempt to mitigate through the purchase of call options. This strategy was not economically effective in the third quarter.
      Depreciation and amortization of $56 million in the three months ended September 30, 2005 was $4 million less than the three months ended September 30, 2004 mainly due to the closure of two plants in Europe and the $65 million asset impairment charge taken in December 2004 on certain of our fixed assets in Italy, which resulted in a lower depreciation charge in 2005.
      Selling, general and administrative expenses (SG&A) equaled $79 million in the third quarter of 2005, an increase of $7 million or 10% from $72 million in the third quarter of 2004. During third quarter of 2005, we incurred additional corporate office costs as a new stand-alone company.
      Interest expense of $48 million in the third quarter of 2005 was significantly higher than the $17 million in interest allocated from Alcan in the carve-out financial statements for the third quarter of 2004. A comparison of interest expense is not meaningful as the 2004 amount did not reflect the level of debt, nor the associated interest costs that we would have incurred had we operated on a stand-alone basis in 2004.
      Other expenses (income) — net equaled income of $27 million in the third quarter of 2005 compared to an expense of $1 million in the third quarter of 2004. The third quarter of 2005 included unrealized gains on the change in market value of derivatives of $43 million compared to gains of $21 million in the third quarter of 2004. Additionally, the third quarter of 2005 included restructuring and impairment provisions for the closure of the Borgofranco, Italy, recycling facility amounting to $12 million as compared to a $19 million restructuring and impairment charge for the closure of the Falkirk, U.K. mill in the third quarter of 2004.

Income Taxes
      The effective tax rate for the third quarter of 2005 was 69% compared to the Canadian statutory rate of 33%. The effective and statutory tax rates for the third quarters of 2004 were 56% and 33%, respectively. The largest items causing the 2005 rate difference were: (i) deferred tax liabilities of $19 million on the translation of U.S. dollar indebtedness into local currency for which there is no related income in Canada and South America, in addition to translation of deferred taxes payable; and (ii) the release of a valuation allowance in the amount of $10 million on losses carried forward in Novelis Asia.

OPERATING SEGMENT REVIEW
      Due in part to the regional nature of supply and demand of aluminum rolled products, our activities are organized under four regional operating segments and are managed on the basis of geographical areas. The regional operating segments are Novelis North America, Novelis Europe, Novelis Asia, and Novelis South America.
      Subsequent to our spin-off from Alcan Inc. in 2005, we measure the profitability of our operating segments based on Regional Income. Prior periods presented have been recast.
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

Reconciliation
      The following table presents our Regional Income by operating segment and reconciles our Regional Income to Income before income taxes and other items:

	Third
	Quarter

	2005	2004	% Change

	($ in millions)
Regional Income
Novelis North America	54	67	(19)%
Novelis Europe	52	64	(19)%
Novelis Asia	23	19	21%
Novelis South America	24	34	(29)%

Total Regional Income	153	184	(17)%
Corporate	(17)	(11)	55%
Depreciation and amortization	(56)	(60)	(7)%
Adjustments for equity-accounted joint ventures(A)	(11)	(11)	—
Change in market value of derivatives	43	15	187%
Restructuring, rationalization and impairment costs	(10)	(20)	(50)%
Interest expense	(48)	(17)	182%

Income before income taxes and other items	54	80	(33)%

(A)	Our financial information for our segments includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with the way the business groups are managed. However, under GAAP, these joint ventures are accounted for under the equity method. Therefore, in order to reconcile to Income before income taxes and other items, the Regional Income of these joint ventures is removed from our Regional Income and the net after-tax results are reported as equity income.

Novelis North America
      The following table sets forth key financial and operating data for Novelis North America for the three months ended September 30, 2005 and September 30, 2004:

	Third
	Quarter

North America	2005	2004	% Change

	($ in millions)
Sales and operating revenues	836	810	3%
Regional Income	54	67	(19)%
Rolled product shipments (kt)	285	296	(4)%
Regional Income per tonne ($/tonne)	189	226	(16)%
Depreciation	18	18	—
Capital expenditures	14	3	367%
Total assets	1,388	1,975	(30)%
      Sales and operating revenues of Novelis North America were $836 million for the three months ended September 30, 2005, an increase of $26 million, or 3%, compared to the three months ended September 30, 2004. This was due mainly to higher LME metal prices that are largely passed through to customers and, to a lesser degree, increases in conversion prices, partially offset by lower shipments. The pass-through of metal price increases to our customers was limited in cases when metal price ceilings were exceeded or when there was a time lag between metal price increases and the corresponding pass-through to our customers.
      Regional Income of Novelis North America was $54 million for the third quarter of 2005, a decrease of $13 million, or 19%, compared to the third quarter of 2004. This reduction was mainly due to cost increases relating to freight, energy costs and operating expenses partially offset by improved conversion selling prices in most product lines and the release of an environmental reserve. Movements in metal prices adversely impacted Regional Income by $4 million, with the negative effects from the can price ceiling being mostly offset by favorable metal timing differences. In 2004, we earned $4 million of interest income on loans to Alcan that were collected as part of the spin-off transaction.
      Shipments of rolled products by Novelis North America declined 4% in the third quarter of 2005 from the comparable 2004 quarter. Increased sales to the light gauge product sector were offset by our decision to exit the third party semi-fabricated commodity foil market in 2005 and lower distributor and automotive sales.
      Total assets of $1,388 as of September 30, 2005 decreased by 30% compared to September 30, 2004. Alcan related party receivables were repaid as a component of the Novelis spin-off. Most of this decrease occurred during the third and fourth quarters of 2004.

Novelis Europe
      The following table sets forth key financial and operating data for Novelis Europe for the three months ended September 30, 2005 and September 30, 2004:

	Third
	Quarter

Europe	2005	2004	% Change

	($ in millions)
Sales and operating revenues	737	766	(4)%
Regional Income	52	64	(19)%
Rolled product shipments (kt)	252	251	—
Regional Income per tonne ($/tonne)	206	255	(19)%
Depreciation	23	27	(15)%
Capital expenditures	17	19	(11)%
Total assets	2,129	2,458	(13)%
      Sales and operating revenues of Novelis Europe were $737 million for the three month period ended September 30, 2005, a decrease of $29 million, or 4%, from the comparable 2004 period. Lower ingot product shipments from our Borgofranco casting alloys business and higher tolling of metal as a percentage of rolled product shipments were almost offset by higher LME metal prices.
      Regional Income of Novelis Europe was $52 million for the third quarter of 2005, a decrease of $12 million, or 19%, compared to the third quarter of 2004. This decrease was driven by higher energy costs, lower ingot shipments and adverse exchange impacts of $5 million on the translation of intercompany debt and other net liabilities in currencies other than the functional currencies of the businesses, partially offset by positive metal related effects of $5 million.
      Shipments of rolled products by Novelis Europe for the third quarter of 2005 were comparable to the same quarter of 2004. Higher shipments into the can market were offset by reduced shipments in the foil and packaging markets. The growth in shipments to the can market is attributable, in part, to growth in new aluminum lines in Eastern Europe and line conversions from steel to aluminum lines throughout Western Europe, largely driven by the enactment of packaging waste legislation in the European Union. The new legislation supports aluminum can usage versus other beverage packages.

Novelis Asia
      The following table sets forth key financial and operating data for Novelis Asia for the three months ended September 30, 2005 and September 30, 2004:

	Third
	Quarter

Asia	2005	2004	% Change

	($ in millions)
Sales and operating revenues	328	292	12%
Regional Income	23	19	21%
Rolled product shipments (kt)	119	111	7%
Regional Income per tonne ($/tonne)	193	171	13%
Depreciation and amortization	12	11	9%
Capital expenditures	5	9	(44)%
Total assets	971	941	3%
      Sales and operating revenues of Novelis Asia were $328 million for the three month period ended September 30, 2005, an increase of $36 million, or 12%, over the comparable 2004 period. The increase in sales and operating revenues was mainly due to higher LME metal prices being passed through to customers and higher shipment volumes.

      Regional Income of Novelis Asia was $23 million for the third quarter of 2005, an increase of $4 million, or 21%, compared to the third quarter of 2004. During the third quarter of 2005, improved costs and increased shipments had positive impacts on results. A $3 million adverse impact of foreign currency exchange, resulting from the 12% strengthening of the Korean Won during the third quarter of 2005 compared to 2004, was partially offset by favorable metal related differences of $2 million.
      The 8 kt or 7% shipment increase of rolled products in Novelis Asia in the third quarter of 2005 compared to the third quarter of 2004 was due in a large part to can stock market share advances in China and Southeast Asia. We were able to participate in this growth through continuous improvement in production quality, service performance and productivity improvements in our production facilities, allowing us to increase capacity and output levels without a corresponding increase in our costs.

Novelis South America
      The following table sets forth key financial and operating data for Novelis South America for the three months ended September 30, 2005 and September 30, 2004:

	Third
	Quarter

South America	2005	2004	% Change

	($ in millions)
Sales and operating revenues	157	134	17%
Regional Income	24	34	(29)%
Rolled product shipments (kt)	68	64	6%
Regional Income per tonne ($/tonne)	353	531	(34)%
Depreciation and amortization	11	12	(8)%
Capital expenditures	5	5	—
Total assets	780	804	(3)%
      Sales and operating revenues of Novelis South America were $157 million for the three months ended September 30, 2005, an increase of $23 million, or 17%, over the comparable 2004 period due mainly to higher LME prices and increased shipments.
      Regional Income of Novelis South America was $24 million for the third quarter of 2005, a decrease of $10 million, or 29%, compared to the third quarter of 2004. The decrease in Regional Income resulted mainly from higher energy and smelter production costs. An $8 million unfavorable impact from the strengthening of the Brazilian Real by 26% during the third quarter of 2005 versus the comparable period in 2004 was largely offset by the favorable metal related impacts of $6 million, largely from higher LME prices on production from our smelters.
      Shipments of rolled products in Novelis South America increased in the third quarter of 2005 from the comparable 2004 quarter, due primarily to the growth in the local can market.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004
      The following discussion and analysis is based on our unaudited condensed consolidated and combined statements of income, which reflect our operations for the nine month periods ended September 30, 2005 and 2004, as prepared in conformity with GAAP.

Net Income
      The comparison of Net income between the first nine month periods of 2005 and 2004 was heavily influenced by the following items on an after-tax basis:

•	Gain on the monetization of cross-currency interest swaps of intercompany debt amounting to $37 million in 2005;

•	Gain on the sale of land in Asia of $11 million in 2005 while there was a gain on the sale of land in Europe of $5 million in 2004;

•	Unrealized losses on the change in market value of derivatives of $1 million in 2005, compared to unrealized gains in 2004 of $24 million;

•	Foreign currency balance sheet translation losses of $42 million in 2005, compared to $3 million in 2004;

•	Start-up and spin-related costs amounting to $13 million in 2005;

•	Restructuring, rationalization and impairment charges of $12 million in 2005 relating mainly to the closure of the Borgofranco, Italy, recycling plant, compared to charges in 2004 of $13 million, mainly related to the closure of the Falkirk, U.K. plant;

•	Gain in 2004 of $13 million on a change in our South American pension plan;

•	As a stand-alone company, our interest expense was $57 million higher in 2005 than the 2004 carve-out allocations from Alcan; and

•	Out-of-period adjustments resulting in an increase to net income of $2 million.
      Foreign currency balance sheet translation effects, which are primarily non-cash in nature, arise from translating monetary items (principally deferred income taxes, operating working capital and long-term liabilities) denominated in Canadian dollars and Brazilian Real into U.S. dollars for reporting purposes, as well as the deferred tax impact, in local currency, on the translation of U.S. debt in Canada and South America.

Sales and Operating Revenues and Shipments
      Our sales and operating revenues increased to $6,337 million for the nine months ended September 30, 2005 from $5,739 million for the comparable 2004 period, an increase of $598 million, or 10%. The increase was primarily the result of a 9% increase in LME metal pricing for the first nine months, a 3% increase in total shipments from 2,275 kt to 2,342 kt and, to a lesser degree, the impact of the stronger Euro on translation of Euro sales to U.S. dollars.

Costs and Expenses
      Cost of sales and operating expenses increased to $5,677 million for the nine months ended September 30, 2005 from $5,032 million in the comparable 2004 period, an increase of $645 million, or 13%. The increase in cost of sales and operating expenses during the first nine months in large part reflected the impact of higher LME prices on metal input costs. Cost of sales and operating expenses represented 90% of Sales and operating revenues for the nine months ended September 2005, compared to 88% for the comparable 2004 period. The increase is mainly due to negative metal related impacts, primarily in North America, foreign currency fluctuations in Brazil and Korea, and higher energy and freight costs.
      Depreciation and amortization of $173 million for the first nine months of 2005 was $5 million less than the prior comparable period due to the closure of two plants in Europe and the $65 million asset impairment charge taken in December 2004 on our Italian fixed assets, which results in a lower depreciation charge in 2005.
      SG&A of $243 million in the first nine months of 2005 increased from $182 million in the first nine months of 2004, an increase of $61 million, or 34%. We incurred additional corporate office costs as a stand-alone company and $11 million in start-up costs. The 2004 nine-month period included a $10 million benefit from the change in the South American pension plan.
      Interest expense in the first nine months of 2005 of $142 million was significantly higher than the $55 million in interest allocated from Alcan in the carve-out financial statements for the first nine months of 2004. A comparison of interest expense is not meaningful as the 2004 amount did not reflect the level of debt, nor the associated interest costs, that we would have incurred had we operated on a stand-alone basis in 2004.
      Other expenses (income) — net equaled income of $39 million in the first nine months of 2005 compared to income of $13 million in the first nine months of 2004. Influencing factors included a realized gain of $45 million in 2005 on the monetization of certain cross-currency interest rate swaps that we put in place to hedge intercompany loans denominated in currencies other than the U.S. dollar, an $11 million gain in 2005 on the sale of land in Asia, as well as restructuring and impairment provisions for the closure of the Borgofranco, Italy, recycling facility amounting to $12 million. Unrealized gains on the change in market value of derivatives were nil in the 2005 period compared to $36 million in the first nine months of 2004. In addition, the first nine months of 2005 included foreign currency balance sheet translation losses of $9 million and debt issue costs of $11 million on undrawn credit facilities used to back up the Alcan notes we received in January 2005 as part of our separation from Alcan. The first nine months of 2004 included a gain on asset sales of $6 million and a $19 million restructuring charge for the closure of the Falkirk, U.K. mill.

Income Taxes
      The effective tax rate for the first nine months of 2005 was 60% compared to a Canadian statutory rate of 33%. The effective and statutory tax rates for the first nine months in 2004 were 42% and 33%, respectively. The largest items causing the effective rate difference for 2005 are: (i) $9 million pre-tax exchange loss in 2005 on the translation of net monetary liabilities denominated in local currency, for which there was no related income tax recovery arising mainly in Brazil; (ii) a deferred tax provision of $33 million in 2005 on the translation of U.S. dollar indebtedness and other items into local currency for which there is no related income, arising mainly in Canada and South America, as well as the unfavorable impact of translating deferred income taxes payable; (iii) the release of a valuation allowance in the amount of $10 million on losses carried forward in Novelis Asia; and (iv) favorable out-of-period adjustments of $7 million.
OPERATING SEGMENT REVIEW
      The following table presents our Regional Income by operating segment and reconciles our Total Regional Income to Income before income taxes and other items as presented in our statements of income for each of the nine month periods ended September 30, 2005 and 2004:

	Nine Months

	2005	2004	% Change

	($ in millions)
Regional Income
Novelis North America	141	208	(32)%
Novelis Europe	161	162	(1)%
Novelis Asia	80	62	29%
Novelis South America	86	106	(19)%

Total Regional Income	468	538	(13)%
Corporate(A)	(11)	(31)	(65)%
Depreciation and amortization	(173)	(178)	(3)%
Adjustments for equity-accounted joint ventures(B)	(33)	(32)	3%
Change in market value of derivatives	1	37	(97)%
Restructuring, rationalization and impairment recoveries (costs)	2	(15)	(113)%
Interest expense	(142)	(55)	158%

Income before income taxes and other items	112	264	(58)%

(A)	Corporate includes the $45 million gain realized on the monetization of cross-currency interest rate swaps in the second quarter of 2005.

(B)	Our financial information for our segments includes the results of certain joint ventures on a proportionately consolidated basis, which is consistent with the way the business groups are managed. However, under GAAP, these joint ventures are accounted for under the equity method. Therefore, in order to reconcile to income before income taxes and other items, the Regional Income of these joint ventures is removed from our Regional Income and the net after-tax results are reported as equity income.

Novelis North America
      The following table sets forth key financial and operating data for Novelis North America for the nine months ended September 30, 2005 and September 30, 2004:

	Nine Months

North America	2005	2004	% Change

	($ in millions)
Sales and operating revenues	2,500	2,229	12%
Regional Income	141	208	(32)%
Rolled product shipments (kt)	852	859	(1)%
Regional Income per tonne ($/tonne)	165	242	(32)%
Depreciation and amortization	54	52	4%
Capital expenditures	37	20	85%
Total assets	1,388	1,975	(30)%
      Sales and operating revenues of Novelis North America were $2,500 million for the nine month period ended September 30, 2005, an increase of $271 million, or 12%, over the comparable 2004 period. This was due to higher LME metal prices that are passed through to customers, as well as increases in conversion prices. The pass-through of metal price increases to our customers was limited in cases when metal price ceilings were exceeded or when there was a time lag between metal price increases and the corresponding pass-through to our customers.
      Regional Income of Novelis North America was $141 million for the first nine months of 2005, a decrease of $67 million, or 32%, compared to the first nine months of 2004. Within this reduction, $37 million related to the adverse impacts from metal price movements, almost all relating to our inability to fully pass through metal price increases on can contracts with a metal price ceiling. Improved conversion selling prices in many product lines and continued improvements in optimizing our product portfolio were largely offset by cost increases relating to freight and energy costs of $25 million. The first nine months of 2004 included approximately $13 million of interest revenue on loans to Alcan that were collected as part of the spin-off transaction.
      Shipments of rolled products by Novelis North America declined 1% for the nine month period ended September 30, 2005 from the comparable 2004 period, due primarily to lower shipments into the industrial products sector, following our decision to exit the semi-fabricated foil market, and lower automotive shipments.
      Total assets of $1,388 million as of September 30, 2005 decreased by 30% compared to September 30, 2004. Alcan related party receivables were repaid as a component of the Novelis spin-off. Most of this decrease occurred during the third and fourth quarters of 2004.

Novelis Europe
      The following table sets forth key financial and operating data for Novelis Europe for the nine months ended September 30, 2005 and September 30, 2004:

	Nine Months

Europe	2005	2004	% Change

	($ in millions)
Sales and operating revenues	2,376	2,289	4%
Regional Income	161	162	(1)%
Rolled product shipments (kt)	768	756	2%
Regional Income per tonne ($/tonne)	210	214	(2)%
Depreciation	74	79	(6)%
Capital expenditures	39	51	(24)%
Total assets	2,129	2,458	(13)%
      Sales and operating revenues of Novelis Europe were $2,376 million for the nine month period ended September 30, 2005, an increase of $87 million, or 4%, over the comparable 2004 period. The increase was due in large part to higher LME metal prices and the translation of Euro sales into U.S. dollars, up 3% due to a stronger Euro in the first nine months of 2005 versus the comparable 2004 period.
      Regional Income of Novelis Europe was $161 million for the first nine months of 2005 compared to $162 million for the 2004 period. Continuing cost discipline in both operating and SG&A costs as well as the benefits from restructuring initiatives, together with higher rolled products shipments and positive currency impacts of approximately $8 million, due to the stronger Euro, were offset by negative product mix, lower margins and higher energy costs.
      Shipments of rolled products by Novelis Europe increased 2% for the nine month period ended September 30, 2005 from the comparable 2004 period, due primarily to higher shipments into the lithographic and can markets. This was partly counterbalanced by reduced shipments in the global foil and packaging markets.

Novelis Asia
      The following table sets forth key financial and operating data for Novelis Asia for the nine months ended September 30, 2005 and September 30, 2004:

	Nine Months

Asia	2005	2004	% Change

	($ in millions)
Sales and operating revenues	1,025	858	19%
Regional Income	80	62	29%
Rolled product shipments (kt)	356	334	7%
Regional Income per tonne ($/tonne)	225	186	21%
Depreciation and amortization	37	34	9%
Capital expenditures	15	17	(12)%
Total assets	971	941	3%
      Sales and operating revenues of Novelis Asia were $1,025 million for the nine month period ended September 30, 2005, an increase of $167 million, or 19%, over the comparable 2004 period. The increase in sales and operating revenues was mainly due to higher LME metal prices being passed through to customers as well as higher shipment volumes.
      Regional Income of Novelis Asia was $80 million for the first nine months of 2005, an increase of $18 million, or 29%, compared to the first nine months of 2004. Higher unit selling prices, improved shipping volumes and lower non-aluminum metal related costs more than offset the unfavorable impact of metal related differences of $3 million and negative currency effects of $6 million caused by the 14% strengthening of the Korean Won during the first nine months of 2005 compared to 2004.
      Shipments of rolled products by Novelis Asia increased 7% for the nine month period ended September 30, 2005 from the comparable 2004 period, due in a large part to can stock market share advances in China and Southeast Asia. We believe China experienced an improved per capita gross domestic product which resulted in changes in consumer purchasing behavior. We were able to participate in this growth through continuous improvement in production quality, service performance and output levels.

Novelis South America
      The following table sets forth key financial and operating data for Novelis South America for the nine months ended September 30, 2005 and September 30, 2004:

	Nine Months

South America	2005	2004	% Change

	($ in millions)
Sales and operating revenues	448	369	21%
Regional Income	86	106	(19)%
Rolled product shipments (kt)	191	165	16%
Regional Income per tonne ($/tonne)	450	642	(30)%
Depreciation and amortization	33	36	(8)%
Capital expenditures	13	12	8%
Total assets	780	804	(3)%
      Sales and operating revenues of Novelis South America were $448 million for the nine months ended September 30, 2005, an increase of $79 million, or 21%, over the comparable 2004 period due mainly to higher shipment volumes and the pass-through of higher LME metal costs.
      Regional Income of Novelis South America was $86 million for the first nine months of 2005, a decrease of $20 million, or 19%, compared to the first nine months of 2004. The decrease resulted from a $25 million negative impact from the strengthening of the Brazilian Real against the U.S. dollar (20%) during the nine month 2005 period. Just under half of the Brazilian Real foreign currency impact resulted from the effects of foreign currency balance sheet translation, which has no immediate cash impact on the business. The operating results of the business remained sound with Regional Income benefiting from higher shipment volumes and conversion prices, as well as positive metal related impact of $14 million due to higher LME prices on production from our smelters. In the 2004 comparison period, we also recognized a $19 million gain from the conversion to a defined contribution pension plan.
      Shipments of rolled products of Novelis South America increased 16% for the nine months ended September 30, 2005 from the comparable 2004 period, due primarily to the growth in the local can market, as well as growth in our industrial products and export businesses.
LIQUIDITY AND CAPITAL RESOURCES
      Our liquidity and available capital resources are impacted by three components: (1) operating activities, (2) investing activities and (3) financing activities.

Operating Activities
      The following table sets forth information regarding our cash flow for the nine months ended September 30, 2005 and 2004:

	Nine Months

Free Cash Flow	2005	2004

	($ in millions)
Net income	32	148
Unrealized losses (gains) on derivatives	—	(36)
Other non-cash income items(A)	87	206
Increase (decrease) in interest payable	19	(1)
Increase (decrease) in accrued income taxes	59	(18)
Other changes in assets and liabilities(B)	169	(7)

Net cash provided by operating activities	366	292
Dividends	(27)	(4)
Premiums paid and net proceeds on derivatives	70	—
Capital expenditures	(104)	(95)

Free cash flow(C)	305	193

Ending cash balance	124	27

(A)	Other non-cash income items comprise: Depreciation and amortization, Deferred income taxes, Write-off and amortization of debt issue costs, Provision for uncollectible accounts, Gains from sale of fixed assets, Equity in net income of non-consolidated affiliates, Provision for asset impairments, Stock option compensation and realized losses (gains) on derivatives.

(B)	Other changes in assets and liabilities comprise: increases or decreases in Accounts receivable (third and related parties), Prepaid expenses, Inventories, Other current assets, Accounts payable trade (third and related parties), Accrued expenses, Deferred charges and other assets, Deferred credits and other liabilities and other items — net.

(C)	Free cash flow (which is a non-GAAP measure) consists of cash provided by operating activities plus or minus capital expenditures, premiums paid and net proceeds on derivatives and dividends. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends to our common shareholders. Management believes that free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of free cash flow. We believe the line on our unaudited condensed consolidated and combined statement of cash flows entitled “Cash provided by operating activities” is the most directly comparable measure to free cash flow. Our method of calculating free cash flow may not be consistent with that of other companies.
      Our cash flow provided by operating activities was $366 million for the nine months ended September 30, 2005 compared to $292 million in the same period in 2004, a 25% increase. Other changes in assets and liabilities improved in the nine months ended September 30, 2005 largely due to improvements in operating working capital, mainly inventory and accounts receivable, despite rising aluminum prices. Other positive factors impacting cash provided by operating activities included the timing of income tax payments and an increase in interest payable. These factors were more than sufficient to offset lower Regional Income as well as higher interest and corporate costs resulting from our position as a stand-alone company in 2005. Interest on Senior Notes is paid only twice per year on August 15th and February 15th.

      Dividends include $7 million paid mainly to minority shareholders of Novelis Korea and dividends on our common shares declared only since our spin-off as a separate legal entity on January 6, 2005.

Investing Activities
      The following table sets forth information regarding our capital expenditures and depreciation for the nine months ended September 30, 2005 and September 30, 2004:

	Nine Months

Capital Expenditures and Depreciation	2005	2004	% Change

	($ in millions)
Capital expenditures	104	95	9%
Depreciation and amortization expense	173	178	(3)%
Capital reinvestment rate(A)	60%	53%

(A)	Capital expenditures as a percentage of depreciation and amortization expense.
      In the nine months ended September 30, 2005, our capital expenditures were $104 million, representing a capital reinvestment rate of 60%. During the same period in 2004, our capital expenditures were $95 million, representing a reinvestment rate of 53%. The majority of our capital expenditures for the first nine months of 2005 were spent on projects devoted to product quality, technology and productivity enhancements, and small projects to increase capacity. Typically, our capital expenditures are disproportionately higher in the fourth quarter of the year, as plants plan capital equipment installation and upgrades during periods of planned year-end manufacturing and customer downtime.

Financing Activities
      At the spin-off from Alcan, we had $2,951 million of short-term borrowings, long-term debt, and capital lease obligations which we reduced by $169 million in the first half of 2005. With the strength of our cash flows in the third quarter of 2005, we further reduced our debt position by $97 million to $2,685 million as of September 30, 2005, for a total year-to-date debt reduction of $266 million, or 9%.
      All of our related party debt of $2,597 million as of December 31, 2004 was payable to Alcan and was fully repaid in the first quarter of 2005. The related party debt was comprised of a combination of fixed and floating rate debt of $1,392 million and fixed rate promissory notes (Alcan Notes) obtained in December 2004 of $1,205 million. The Alcan Notes as of December 31, 2004 plus additional Alcan Notes of $170 million issued in January 2005 comprise the $1,375 million bridge financing provided by Alcan to us as a result of the spin-off transaction. The Alcan Notes were repaid with the net proceeds of the $1,400 million 10-year Senior Notes issued in February 2005, discussed below.
      In connection with the spin-off transaction described in Note 1 — Background and Basis of Presentation above to our unaudited condensed consolidated and combined financial statements, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1,800 million. These facilities consist of a $1,300 million seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus 1.75% (the effective rate at September 30, 2005 was 5.46%, assuming the selection of 3-month LIBOR as our borrowing choice), all of which was borrowed on January 10, 2005, and a $500 million five-year multi-currency revolving credit facility. The Term Loan B facility consists of an $825 million Term Loan B in the U.S. and a $475 million Term Loan B in Canada. The proceeds of the Term Loan B facility were used in connection with the spin-off transaction to refinance our related party debt with Alcan and to pay related fees and expenses. Debt issuance costs incurred in relation to these facilities have been recorded in Deferred charges and other assets and are being amortized over the life of the related borrowing in Interest using the “effective interest amortization” method.
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
      We have entered into interest rate swaps to fix the interest rate on $310 million of the floating rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years. As of September 30, 2005, our fixed to variable rate debt ratio was 73:27.
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
      As of September 30, 2005, we were in compliance with all the financial covenants in our debt agreements, but see the discussion under the caption “Restatement Effects on Debt Agreements” below.
      Financing activities relating to the separation from Alcan are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities.”

Restatement Effects on Debt Agreements
      As a result of the restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, we delayed the filing of this quarterly report on Form 10-Q for the quarter ended September 30, 2005, our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarter ending March 31, 2006. These delays have resulted in us taking a number of remedial steps in connection with our outstanding debt.
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
CONTRACTUAL OBLIGATIONS
      We have future obligations under various contracts relating to debt payments, capital and operating leases, long-term purchase arrangements, pensions and other post-employment benefits, and guarantees. At September 30, 2005, debt payment requirements were: less than 1 year: $1 million; 1-3 years: $138 million; 3-5 years: $56 million; and greater than 5 years: $2,455 million. Included in the debt payments are capital lease principal payments of approximately $2 million each year with $40 million payable in greater than 5 years. Interest payments of the above debt were: less than 1 year: $58 million; 1-3 years: $505 million; 3-5 years: $332 million; and greater than 5 years: $455 million.
      There were no other material changes in our contractual obligations in the third quarter of 2005 from the amounts reported in our most recent Form 10-K, other than the above-mentioned items.

ACCOUNTING POLICIES
      As previously discussed, we were formed through a spin-off transaction from Alcan in January 2005. In presenting our unaudited condensed consolidated and combined financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions that we are required to make pertain to matters that are inherently uncertain as they relate to future events. Presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2004 are accounting policies that we believe require subjective and/or complex judgments that could potentially affect reported results. There were no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2005.
RECENTLY ISSUED ACCOUNTING STANDARDS
      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment, (FASB 123(R)), which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation(FASB 123). FASB 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted the fair value based method of accounting for share-based payments effective January 1, 2004 using the retroactive restatement method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes valuation model to estimate the value of stock options granted to employees. We expect to adopt FASB 123(R) on January 1, 2006, and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period in accordance with FASB 123.
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
      In July 2005, the FASB issued FSP No. APB 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence, to provide guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income (OCI) upon a loss of significant influence. The FSP states that an investor’s proportionate share of an investee’s equity adjustments for OCI should be offset against the carrying value of the investment at the time significant influence is lost. To the extent that the offset results in a carrying value of the investment that is less than zero, an investor should (a) reduce the carrying value of the investment to zero and (b) record the remaining balance in income. The guidance in this FSP is effective for us as of the first reporting period beginning after July 12, 2005. Upon adoption of this FSP, any amount of an investee’s equity adjustments for OCI recorded in the shareholders’ equity of the investor, relating to an investment for which the reporting entity no longer has an ability to exercise significant influence, should be offset against the carrying value of the investment. The amount that is offset should not include any items of accumulated OCI, relating to unrealized gains and losses recorded in accordance with FASB Statement 115 (FASB 115), Accounting for Certain Investments in Debt and Equity Securities, that are recorded by an investor for an investment that is accounted for as an available-for-sale security in accordance with FASB 115 upon adoption of this FSP. If comparative financial statements are provided for earlier periods, those financial statements shall be retrospectively adjusted to reflect application of the provisions of this FSP. There is no impact on our financial position, results of operations, or cash flows from this FSP.
      In September 2005, the FASB ratified Emerging Issues Task Force Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 discusses whether inventory purchase and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and treated as a nonmonetary exchange and addresses (a) under what circumstances should two or more transactions with the same counterparty (counterparties) be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions (APB 29) and Financial Accounting Standard No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB 29 (FAS 153) and (b) if nonmonetary transactions within the scope of APB 29 and FAS 153 involve inventory, are there any circumstances under which the transactions should be recognized at fair value. The pronouncement is effective for new inventory arrangements entered into, or modifications or renewals of existing inventory arrangements occurring in interim or annual reporting periods beginning after March 15, 2006. We do not expect that this pronouncement will have a material effect on our financial position, results of operations or cash flows.
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
Interest Rates
      We are subject to interest rate risk related to the outstanding balance on the variable rate Term Loan B debt we incurred in connection with the spin-off transaction described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities” in our Annual Report on Form 10-K for the year ended December 31, 2004. We have entered into interest rate swaps to fix the interest rate on $310 of the variable rate Term Loan B debt at an effective weighted average interest rate of 5.5% for periods of up to three years. For every 12.5 basis point change in the interest rates on the $705 of variable rate Term Loan B debt that has not been swapped into fixed interest rates as of September 30, 2005, our annual net income would be impacted by $0.9. As of September 30, 2005, the fair market value of these swaps was $2.5 million.
      We are also subject to interest rate risk related to the outstanding balance on various variable rate bank loans entered into by Novelis Korea Limited. As of September 30, 2005, Novelis Korea Limited had two variable rate bank loans denominated in U.S. currency totaling $50 and $70, respectively. We entered into agreements to swap these floating rate loans for fixed rate loans denominated in Korean won at rates of 5.30% and 4.55%, respectively. As of September 30, 2005, Novelis Korea Limited had three variable rate loans denominated in Korean won totaling $65. Two of the variable rate loans totaling KRW 40 billion and KRW 25 billion were swapped for fixed rate loans of 4.80% and 4.45%, respectively. Interest on the remaining variable rate loan totaling KRW 2 billion ranged from 3.00% to 4.47% in the nine months of 2005.
      During the first quarter we entered into $766 of cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million) with respect to intercompany loans to several European subsidiaries.
      During the second quarter we monetized the initial cross-currency interest rate swaps and replaced them with new cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million). The aggregate fair value of these derivatives as of September 30, 2005 was ($36), and the notional amount of these swaps was $712.

      During the third quarter we entered into $108 (Euro 89 million) of cross-currency swaps with respect to intercompany loans from several European subsidiaries. The aggregate fair value of these swaps was a liability of $0.5 as of September 30, 2005.
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

Foreign Currency Derivatives
      The schedule below presents fair value information about our currency derivatives categorized according to the expected maturity dates of our foreign currency derivatives outstanding as of September 30, 2005. Certain amounts have been restated.

					2009	Total
					and	Notional	Fair
	2005	2006	2007	2008	Beyond	Amount	Value

	(Notional amounts in millions of US$)
FORWARD CONTRACTS
To purchase USD against the foreign currency
CHF Notional Amount	5	11	2	2	1	21	(1)
Average contract rate	1.31	1.35	1.29	1.26	1.24
To sell USD against the foreign currency
CHF Notional Amount	21	—	—	—	—	21	—
Average contract rate	1.29	—	—	—	—
KRW Notional Amount	58	—	—	—	—	58	—
Average contract rate	1,029.2	—	—	—	—
To purchase EUR against the foreign currency
GBP Notional Amount	13	5	5	—	33	56	—
Average contract rate	0.69	0.70	0.71	—	0.74
USD Notional Amount	4	—	—	—	—	4	—
Average contract rate	1.21	—	—	—	—
CHF Notional Amount	5	—	—	—	—	5	—
Average contract rate	1.56	—	—	—	—
To sell EUR against the foreign currency
GBP Notional Amount	57	21	1	—	—	79	1
Average contract rate	0.69	0.70	0.71	—	—
CHF Notional Amount	7	8	4	4	3	26	(1)
Average contract rate	1.52	1.50	1.46	1.44	1.43
USD Notional Amount	79	163	78	—	5	325	8
Average contract rate	1.27	1.25	1.27	—	1.13
CAD Notional Amount	1	—	—	—	—	1	—
Average contract rate	1.47	—	—	—	—
To purchase GBP against the foreign currency
CHF Notional Amount	1	—	—	—	—	1	—
Average contract rate	2.17	—	—	—	—
USD Notional Amount	33	15	3	1	—	52	—
Average contract rate	1.77	1.78	1.80	1.79	—
To sell GBP against the foreign currency
CHF Notional Amount	16	—	—	—	—	16	—
Average contract rate	2.25	—	—	—	—
USD Notional Amount	31	5	1	—	—	37	1
Average contract rate	1.80	1.81	1.81	—	—
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
      The effect of a 10% reduction in aluminum prices on our outstanding aluminum forward and options contracts as of September 30, 2005 would be to decrease their value approximately $56 million. These results reflect a 10% reduction from the September 30, 2005, three-month LME aluminum closing price of $1,870 per tonne and assume that an equal 10% reduction has occurred throughout the aluminum forward price curve existing as of September 30, 2005.

Item 4.	Controls and Procedures
Restatement
      Concurrently with the filing of this quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2005, we are also filing amendments on Form 10-Q/ A to our quarterly reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 to restate our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005 and for the quarter and six months ended June 30, 2005. In addition, we have delayed the filing of our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the period ended March 31, 2006.
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
Evaluation of disclosure controls and procedures
      In connection with the preparation of this quarterly report on Form 10-Q, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2005 and concluded that they were not effective as a result of the material weaknesses described below that were identified in connection with the restatement of our unaudited condensed consolidated and combined financial statements for the interim periods ended March 31, 2005 and June 30, 2005. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
      While we were not required to conduct a Section 404 evaluation, we identified the following material weaknesses that existed as of September 30, 2005:

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

proper allocation of currency gains/losses between capital and operating were used in calculating the quarterly effective tax rate, and (4) account for the income taxes on the currency impact of spin-related debt repayments. This control deficiency affected Income taxes, Accrued income taxes, Deferred income taxes and Accumulated other comprehensive income.

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

      The above control deficiencies resulted in the need for restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005 as well as post-closing adjustments to the quarter ended September 30, 2005. Additionally, these control deficiencies could result in a misstatement in the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.
      Notwithstanding the above material weaknesses, management has concluded that our unaudited condensed consolidated and combined financial statements were prepared in accordance with GAAP. Accordingly, the unaudited condensed consolidated and combined financial statements included in our quarterly report on this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.
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
Changes in internal control over financial reporting and related matters
      As announced on December 22, 2005, we have engaged an executive search firm to find a new chief financial officer. We are seeking an individual highly experienced in public company financial reporting and controls as well as investor relations. We currently anticipate that our current chief financial officer will remain with Novelis until his successor is in place. Robert M. Patterson joined Novelis as a senior finance professional, effective March 27, 2006. Mr. Patterson assumed the position and responsibilities of controller on April 27, 2006. Our former controller will continue to serve as our principal accounting officer until the filing of this quarterly report on Form 10-Q for the third quarter of 2005, our quarterly report on Form 10-Q/A for the first quarter of 2005 and our quarterly report on Form 10-Q/A for the second quarter of 2005 and is expected to remain with Novelis through the first half of 2006 to assist with transition matters. While we expect a smooth transition in the leadership of our accounting and finance organization, our current chief financial officer and former controller are important to our existing financial reporting and control processes, and we cannot assure you that their departure will not lead to one or more material changes in our internal control over financial reporting during a future period.
      Other than the remedial measures described in paragraphs 4, 5, 6, and 7 that impacted our internal control over financial reporting during the quarter ended September 30, 2005, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2005.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
      We are involved in lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business. Other than as discussed below, there have been no material developments in the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004.
      Oswego North Ponds. Oswego North Ponds is the largest single environmental loss contingency currently known to us. In the late 1960s and early 1970s, Novelis Corporation (a wholly-owned subsidiary of ours and formerly known as Alcan Aluminum Corporation, or Alcancorp.) in Oswego, New York used an oil containing polychlorinated biphenyls (PCBs) in its re-melt operations. At the time, Novelis Corporation utilized a once-through cooling water system that discharged through a series of constructed ponds and wetlands, collectively referred to as the North Ponds. In the early 1980s, low levels of PCBs were detected in the cooling water system discharge and Novelis Corporation performed several subsequent investigations. The PCB-containing hydraulic oil, Pydraul, which was eliminated from use by Novelis Corporation in the early 1970s, was identified as the source of contamination. In the mid-1980s, the Oswego North Ponds site was classified as an “inactive hazardous waste disposal site” and added to the New York State Registry. Novelis Corporation ceased discharge through the North Ponds in mid-2002.
      In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is approximately $19 million. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and we believe that our estimate of $19 million is reasonable and that the remediation plan will be approved and implemented in 2006.
      Reynolds Boat Case. We and Alcan are defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB. Trial before a jury began on May 1, 2006. Plaintiffs Reynolds Metals Company and Alcoa, Inc. claim, under various warranty, negligence, and contractual theories, that from 1998 to 2001 we and Alcan Inc. sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. Plaintiffs are claiming approximately $75 million in damages, including approximately $15 million in prejudgment interest. As of April 2006, we have expended approximately $1 million defending this claim under our self-insured retention. The current range of reasonably possible additional loss is $1 million to $75 million. We currently believe we have several defenses that will limit or prevent the imposition of additional monetary liability on us. We also currently believe that our remaining uninsured exposure is approximately $1 million and that insurance should be responsible for any additional fees, costs or other monetary liability, notwithstanding reservation of rights letters we and Alcan received. While the ultimate resolution of, and liability and costs related to, this case cannot be determined with certainty or reasonably estimated due to the considerable uncertainties that exist, if there is an adverse outcome not covered by insurance, it could have a material impact on our financial position, operating results, or cash flows in the quarter in which such liability is determined.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))

3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))

4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))

4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))

4.3	Indenture, relating to the Senior Notes, dated as of February 3, 2005, between Novelis, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

4.4	Registration Rights Agreement, dated as of February 3, 2005, among Novelis, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

10.1	Amendment No. 1 dated as of September 19, 2005 to the Credit Agreement dated as of January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GMBH, Novelis UK Limited, Novelis AG, the Lenders and Issuers party thereto and Citicorp North America, Inc. as administrative agent and collateral agent for the Lenders and the Issuers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on September 20, 2005) (File No. 001-32312)

10.2	Amendment No. 1 dated as of July 27, 2005 to the Deferred Share Agreement between Alcancorp and Martha F. Brooks dated July 1, 2002, incorporated herein by reference to Exhibit 10.2 of Novelis’ Current Report on Form 8-K, filed on August 1, 2005.

11	Computation of per share earnings (provided in Note 9 to the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included in this report under the caption “Earnings Per Share”)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Geoffrey P. Batt

Geoffrey P. Batt
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jo-Ann Longworth

Jo-Ann Longworth
Principal Accounting Officer
Date: May 15, 2006

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))

3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))

4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))

4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))

4.3	Indenture, relating to the Senior Notes, dated as of February 3, 2005, between Novelis, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

4.4	Registration Rights Agreement, dated as of February 3, 2005, among Novelis, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

10.1	Amendment No. 1 dated as of September 19, 2005 to the Credit Agreement dated as of January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GMBH, Novelis UK Limited, Novelis AG, the Lenders and Issuers party thereto and Citicorp North America, Inc. as administrative agent and collateral agent for the Lenders and the Issuers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on September 20, 2005) (File No. 001-32312)

10.2	Amendment No. 1 dated as of July 27, 2005 to the Deferred Share Agreement between Alcancorp and Martha F. Brooks dated July 1, 2002, incorporated herein by reference to Exhibit 10.2 of Novelis’ Current Report on Form 8-K, filed on August 1, 2005.

11	Computation of per share earnings (provided in Note 9 to the Notes to the Unaudited Condensed Consolidated and Combined Financial Statements included in this report under the caption “Earnings Per Share”)

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002