Form 10-K
period 2005-12-31
Novelis Inc.
filed 2006-08-25
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-32312

Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3399 Peachtree Road NE; Suite 1500	30326
Atlanta, Georgia (Address of principal executive offices)	(Zip Code)

(404) 814-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, no par value	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $1,900,465,066 based on the closing price of the registrant’s common shares on the New York Stock Exchange on such date. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of June 30, 2006, the registrant had 74,005,649 common shares outstanding.

Special Note Regarding Forward-Looking Statements and Market Data

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, our metal price ceiling exposure, the effectiveness of our hedging programs, our business outlook for 2006 and our efforts to return to a normal United States Securities and Exchange Commission (SEC) reporting cycle by the end of 2006. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	relationships with, and financial and operating conditions of, our customers and suppliers;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the effectiveness of our metal hedging activities, including our internal used beverage can (UBC) and smelter hedges;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan, Inc.;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair market value of derivatives;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the continued cooperation of debt holders and regulatory authorities with respect to extensions of our 2006 SEC filing deadlines, the payment of special interest due to our failure to timely file our SEC reports and the payment of fees in connection with any related waivers or amendments of covenants in our principal debt agreements.

The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors.”

In this Annual Report on Form 10-K, unless otherwise specified, the terms “we”, “our”, “us”, “company”, “Group”, “Novelis” and “Novelis Group” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act (CBCA) and its subsidiaries.

Exchange Rate Data

We prepare our financial statements in United States (U.S.) dollars. The following table sets forth exchange rate information expressed in terms of Canadian dollars per U.S. dollar at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. You should note the rates set forth below may differ from the actual rates used in our accounting processes and in the preparation of our consolidated and combined financial statements.

Year Ended December 31,	At Period End	Average Rate(1)	High	Low

2001	1.5925	1.5519	1.6023	1.4933
2002	1.5800	1.5702	1.6128	1.5108
2003	1.2923	1.3916	1.5750	1.2923
2004	1.2034	1.2984	1.3970	1.1775
2005	1.1656	1.2083	1.2703	1.1507
2006 (through June 30, 2006)	1.1174	1.1396	1.1797	1.0926

(1)	The average of the noon buying rates on the last day of each month during the period.

All dollar figures herein are in U.S. dollars unless otherwise indicated.

PART I

Item 1.	Business

Overview

We are the world’s leading aluminum rolled products producer based on shipment volume in 2005, with total aluminum rolled products shipments of approximately 2,873 kilotonnes. With operations on four continents comprised of 36 operating plants including three research facilities in 11 countries as of December 31, 2005, we are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated products in all of these geographic regions. We had Net sales of $8,363 million in 2005.

We describe in this Annual Report on Form 10-K the businesses we acquired from Alcan, Inc. (Alcan) in the spin-off transaction, which businesses we now operate as if they were our businesses for all historical periods described. References to our shipment totals, results of operations and cash flows prior to January 1, 2004 do not include shipments from the facilities transferred to us by Alcan that were initially acquired by Alcan as part of the acquisition of Pechiney Aluminum Engineering (Pechiney) in December 2003.

As used in this Annual Report, “total shipments” refers to shipments to third parties of aluminum rolled products as well as ingot shipments, and references to “aluminum rolled products shipments” or “shipments” do not include ingot shipments. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third-party analysts in our industry.

Our History

We were formed as a Canadian corporation and assets were transferred to us in connection with our spin-off from Alcan on January 6, 2005 (which we refer to as the spin-off date). On the spin-off date, we acquired substantially all of the aluminum rolled products businesses held by Alcan prior to its acquisition of Pechiney in 2003, as well as certain alumina and primary metal-related businesses in Brazil formerly owned by Alcan and four rolling facilities in Europe that Alcan acquired from Pechiney in 2003. As part of this transaction, Alcan’s capital was reorganized and our common shares were distributed to the then-existing shareholders of Alcan. The various steps pursuant to which we acquired our businesses from Alcan and distributed our shares to Alcan’s shareholders are referred to herein as the spin-off transaction.

Our Industry

The aluminum rolled products market represents the global supply of and demand for aluminum sheet, plate and foil produced either from sheet ingot or continuously cast roll-stock in rolling mills operated by independent aluminum rolled products producers and integrated aluminum companies alike.

Aluminum rolled products are semi-finished aluminum products that constitute the raw material for the manufacture of finished goods ranging from automotive body panels to household foil. There are two major types of manufacturing processes for aluminum rolled products differing mainly in the process used to achieve the initial stage of processing:

•	“hot mills” — that require sheet ingot, a rectangular slab of aluminum, as starter material; and

•	“continuous casting mills” — that can convert molten metal directly into semi-finished sheet.

Both processes require subsequent rolling, which we call cold rolling, and finishing steps such as annealing, coating, levelling or slitting to achieve the desired thicknesses and metal properties. Most customers receive shipments in the form of aluminum coil, a large roll of metal, which can be fed into their fabrication processes.

There are two sources of input material: (1) primary aluminum, such as molten metal, re-melt ingot and sheet ingot; and (2) recycled aluminum, such as recyclable material from fabrication processes, which we refer to as recycled process material, used beverage cans (UBCs) and other post-consumer aluminum.

Primary aluminum can generally be purchased at prices set on the London Metal Exchange (LME), plus a premium that varies by geographic region of delivery, form (ingot or molten metal) and purity.

Recycled aluminum is also an important source of input material. Aluminum is infinitely recyclable and recycling it requires only approximately 5% of the energy needed to produce primary aluminum. As a result, in regions where aluminum is widely used, manufacturers and customers are active in setting up collection processes in which UBCs and other recyclable aluminum are collected for re-melting at purpose-built plants. Manufacturers may also enter into agreements with customers who return recycled process material and pay to have it re-melted and rolled into the same product again.

There has been a long-term industry trend towards lighter gauge (thinner) rolled products, which we refer to as downgauging, where customers request products with similar properties using less metal in order to reduce costs and weight. For example, aluminum rolled products producers and can fabricators have continuously developed thinner walled cans with similar strength as previous generation containers, resulting in a lower cost per unit. As a result of this trend, aluminum tonnage across the spectrum of aluminum rolled products, and particularly for the beverage/food cans end-use market, has declined on a per unit basis, but actual rolling machine hours per unit have increased. Because the industry has historically tracked growth based on aluminum tonnage shipped, we believe the downgauging trend may contribute to an understatement of the actual growth of revenue attributable to rolling in some end-use markets.

End-use Markets

Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into four end-use markets based upon similarities in end-use applications: (1) construction and industrial; (2) beverage/food cans; (3) foil products; and (4) transportation. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships.

Construction and Industrial.  Construction is the largest application within this end-use market. Aluminum rolled products developed for the construction industry are often decorative and non-flammable, offer insulating properties, are durable and corrosion resistant, and have a high strength-to-weight ratio. Aluminum siding, gutters, and downspouts comprise a significant amount of construction volume. Other applications include doors, windows, awnings, canopies, facades, roofing and ceilings.

Aluminum’s ability to conduct electricity and heat and to offer corrosion resistance makes it useful in a wide variety of electronic and industrial applications. Industrial applications include electronics and communications equipment, process and electrical machinery and lighting fixtures. Uses of aluminum rolled products in consumer durables include microwaves, coffee makers, flat screen televisions, air conditioners, pleasure boats and cooking utensils.

Another industrial application is lithographic sheet. Print shops, printing houses and publishing groups use lithographic sheet to print books, magazines, newspapers and promotional literature. In order to meet the strict quality requirements of the end-users, lithographic sheet must meet demanding metallurgical, surface and flatness specifications.

Beverage/Food Cans.  Beverage cans are the single largest aluminum rolled products application, accounting for approximately 23% of worldwide shipments in 2005, according to market data from Commodity Research Unit International Limited, or CRU, an independent business analysis and consultancy group focused on the mining, metals, power, cables, fertilizer and chemical sectors. The recyclability of aluminum cans enables them to be used, collected, melted and returned to the original product form many times, unlike steel, paper or polyethylene terephthalate plastic (PET plastic), which deteriorate with every iteration of recycling. Aluminum beverage cans also offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost efficient to ship. Downgauging and changes in can design help to reduce total costs on a per can basis and contribute to making aluminum more competitive with substitute materials.

Beverage can sheet is sold in coil form for the production of can bodies, ends and tabs. The material can be ordered as rolled, degreased, pre-lubricated, pre-treated and/or lacquered. Typically, can makers define their own specifications for material to be delivered in terms of alloy, gauge, width and surface finish.

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

Transportation.  Heat exchangers, such as radiators and air conditioners, are an important application for aluminum rolled products in the truck and automobile categories of the transportation end-use market. Original equipment manufacturers also use aluminum sheet with specially treated surfaces and other specific properties for interior and exterior applications. Newly developed alloys are being used in transportation tanks and rigid containers that allow for safer and more economical transportation of hazardous and corrosive goods.

There has been recent growth in certain geographic markets in the use of aluminum rolled products in automotive body panel applications, including hoods, deck lids, fenders and lift gates. These uses typically result from co-operative efforts between aluminum rolled products manufacturers and their customers that yield tailor-made solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. We believe the recent growth in automotive body panel applications is due in part to the lighter weight, better fuel economy and improved emissions performance associated with these applications.

Aluminum rolled products are also used in aerospace applications, a segment of the transportation market in which we are not allowed to compete until January 6, 2010, pursuant to a non-competition agreement we entered into with Alcan in connection with the spin-off, as described under the heading “Item 1. Business — Arrangements Between Novelis and Alcan — Non-competition.” However, aerospace-related consumption of aluminum rolled products has historically represented a relatively small portion of total aluminum rolled products market shipments.

Aluminum is also used in the construction of ships’ hulls and superstructures and passenger rail cars because of its strength, light weight, formability and corrosion resistance.

Market Structure

The aluminum rolled products industry is characterized by economies of scale, significant capital investments required to achieve and maintain technological capabilities and demanding customer qualification standards. The service and efficiency demands of large customers has encouraged consolidation among suppliers of aluminum rolled products. To meet these demands in small but growing markets, established Western companies have entered into joint ventures with local companies to provide necessary product and process know-how and capital.

While our customers tend to be increasingly global, many aluminum rolled products tend to be produced and sold on a regional basis. The regional nature of the markets is influenced in part by the fact that not all mills are equipped to produce all types of aluminum rolled products. For instance, only a few mills in North America, Europe, Asia, and only one mill in South America produce beverage can body and end stock. In addition, individual aluminum rolling mills generally supply a limited range of products for end-use applications, and seek to maximize profits by producing high volumes of the highest margin mix per mill hour given available capacity and equipment capabilities.

Certain multi-purpose common alloy and plate rolled products are imported into Europe and North America from producers in emerging markets, such as Brazil, South Africa, Russia and China. However, at this time we believe that most of these producers are generally unable to produce flat rolled products that meet the quality requirements, lead times and specifications of customers with more demanding applications. In addition, high freight costs, import duties, inability to take back recycled aluminum, lack of technical service capabilities and long lead-times mean that many developing market exporters are viewed as second-tier suppliers. Therefore, many of our customers in the Americas, Europe and Asia do not look to suppliers in these emerging markets for a significant portion of their requirements.

Competition

The aluminum rolled products market is highly competitive. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors in North America are Alcoa, Inc., Aleris International, Inc., Wise Metal Group LLC, Norandal Aluminum, Arco Aluminium, which is a subsidiary of BP plc, and Alcan. Our primary competitors in Europe are Hydro A.S.A., Alcan, Alcoa and Corus. Our primary competitors in Asia-Pacific are Furukawa-Sky Aluminum Corp., Sumitomo Light Metal Company, Ltd., Kobe Steel Ltd. and Alcoa. Our primary competitors in South America are Companhia Brasileira de Alumínio, Alcoa and Aluar Aluminio Argentino. The factors influencing competition vary by region and end-use market, but generally we compete on the basis of our value proposition, including price, product quality, the ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service. In some regions and end-use markets, competition is also affected by fabricators’ requirements that suppliers complete a qualification process to supply their plants. This process can be rigorous and may take many months to complete. As a result, obtaining business from these customers can be a lengthy and expensive process. However, the ability to obtain and maintain these qualifications can represent a competitive advantage.

In addition to competition from others within the aluminum rolled products industry, we, as well as the other aluminum rolled products manufacturers, face competition from non-aluminum material producers, as fabricators and end-users have, in the past, demonstrated a willingness to substitute other materials for aluminum. In the beverage/food cans end-use market, aluminum rolled products’ primary competitors are glass, PET plastic and steel. In the transportation end-use market, aluminum rolled products compete mainly with steel. Aluminum competes with wood, plastic and steel in building products applications. Factors affecting competition with substitute materials include price, ease of manufacture, consumer preference and performance characteristics.

Key Factors Affecting Supply and Demand

The following factors have historically affected the supply of aluminum rolled products:

Production Capacity.  As in most manufacturing industries with high fixed costs, production capacity has the largest impact on supply in the aluminum rolled products industry. In the aluminum rolled products industry, the addition of production capacity requires large capital investments and significant plant construction or expansion, and typically requires long lead-time equipment orders.

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

The following factors have historically affected the demand for aluminum rolled products:

Economic Growth.  We believe that economic growth is currently the single largest driver of aluminum rolled products demand. In mature markets, growth in demand has typically correlated closely with growth in industrial production. In emerging markets such as China, growth in demand typically exceeds industrial production growth largely because of expanding infrastructures, capital investments and rising incomes that often accompany economic growth in these markets.

Substitution Trends.  Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. For example, in North America, competition from PET plastic containers and glass bottles, and changes in marketing channels and consumer preferences in beverage containers, have, in recent years, reduced the growth rate of aluminum can sheet in North America from the high rates experienced in the 1970s and 1980s. Despite changes in consumer preferences, North American aluminum beverage can shipments have remained at approximately 100 billion cans per year since 1994 according to the Can Manufacturers’ Institute.

LME and Local Currency Effect.  U.S. dollar denominated trading of primary aluminum on the LME has two primary effects on demand. First, significant shifts between the value of the local currency of the end-user and the U.S. dollar may affect the cost of aluminum to the end-user relative to substitute materials, depending on the cost of the substitute material in local currency. Second, the uncertainty of primary metal movements on the LME may discourage product managers in industries such as automotive from making long-term commitments to use aluminum parts. Long-term forward contracts can be used by manufacturers to reduce the impact of LME price volatility.

Downgauging.  Increasing technological and asset sophistication has enabled aluminum rolling companies to offer consistent or even improved product strength using less material, providing customers with a more cost-effective product. This continuing trend reduces raw material requirements, but also effectively increases rolled products’ plant utilization rates and reduces available capacity, because to produce the same number of units requires more rolling hours to achieve thinner gauges. As utilization rates increase, revenues rise as pricing tends to be based on machine hours used rather than on the volume of material rolled. On balance, we believe that downgauging has maintained or enhanced overall market economics for both users and producers of aluminum rolled products.

Seasonality.  While demand for certain aluminum rolled products is affected by seasonal factors, such as increases in consumption of beer and soft drinks packaged in aluminum cans and the use of aluminum sheet used in the construction and industrial end-use market during summer months, our presence in both the northern and southern hemispheres tends to dampen the impact of seasonality on our business.

Our Business Strategy

Our primary objective is to maximize long-term shareholder value through conversion of aluminum into flat rolled products with our world class asset position. We intend to achieve our goal of maximizing shareholder value through the following areas of focus.

Generate stable and predictable earnings and cash flows

•	Move towards a premium product conversion model to maximize the value of our assets.

•	Effectively manage our significant risk exposures impacting cash flows and earnings, including price volatility for aluminum, foreign currency exchange rates, interest rates and energy prices.

•	Disposal of non-core assets to reshape our existing portfolio of businesses to provide for stable and predictable earnings and cash profiles.

Structurally advantaged asset position

•	Maintain high asset utilization rates.

•	Maintain or improve our cost position in all regions where we operate versus our competitors. We will continue to use continuous process improvement initiatives to focus on higher cost per ton products, with the goal of decreasing the cost per ton.

•	Focus on productivity improvements to increase our capacity.

Growth through product mix innovation and opportunistic acquisitions

•	Optimize our portfolio of flat rolled products, improving our product mix and margins by leveraging our assets and technical capabilities into products and markets that have higher margins, stability, barriers to entry and growth. Supply these differentiated and demanding higher value flat rolled products in all regions in which we operate.

•	Grow through the development of new market applications and through the substitution of existing market applications, such as our Novelis Fusiontm technology(1), where our customers benefit from superior characteristics and/or a substitution to a higher value product.

•	Move towards higher technology and more profitable end-use markets by delivering proprietary products and processes that will be unique and attractive to our customers.

•	Continuously review acquisition or partnership opportunities that would enhance both our value and geographical footprint.

Flexible capital structure

•	Continue to reduce our debt using our cash flows and proceeds from the sale of non-core assets, in order to provide flexibility in our capital structure and establish a solid financial platform from which we can take advantage of opportunities to increase shareholder value.

(1)	Novelis Fusiontm technology allows us to produce a high quality ingot with a core of one aluminum alloy, combined with one or more layers of different aluminum alloy(s). The ingot can then be rolled into a sheet product with different properties on the inside and the outside, allowing previously unattainable performance for flat rolled products and creating opportunity for new applications as well as improved performance and efficiency in existing operations.

Our Operating Segments

Due in part to the regional nature of the supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments. The operating segments are Novelis North America (NNA), Novelis Europe (NE), Novelis Asia (NA) and Novelis South America (NSA).

Our chief operating decision-maker uses regional financial information in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Novelis’ chief operating decision-maker is its chief executive officer.

We measure the profitability and financial performance of our operating segments based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) unrealized gains and losses due to changes in the fair market value of derivative instruments, except for Korean foreign exchange derivatives; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting (proportional share to equity accounting adjustments); (g) restructuring charges; (h) gains or losses on disposals of fixed assets and businesses; (i) corporate costs; (j) litigation settlement — net of insurance recoveries; (k) gains on the monetization of cross-currency interest rate swaps; (l) provision for taxes on income; and (m) cumulative effect of accounting change — net of tax.

Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under accounting principles generally accepted in the United States of America (GAAP), these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income, the proportional Regional Income of these non-consolidated affiliates is removed from our Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our consolidated and combined statements of income.

For a discussion of Regional Income and a reconciliation of Regional Income to Net income, see the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The table below sets forth the contribution of each of our operating segments to our Net sales, Regional Income, Total assets, Total shipments and Rolled product shipments for the years ended December 31, 2005, 2004 and 2003.

Operating Segment	2005	2004	2003
	(All amounts in $ millions, except shipments, which are in kt)

Novelis North America
Net sales(i)	$3,265	$2,964	$2,385
Regional Income(ii)	196	240	176
Total assets	1,547	1,406	2,392
Total shipments(i)	1,194	1,175	1,083
Rolled product shipments(i)	1,119	1,115	1,042
Novelis Europe
Net sales(i)	$3,093	$3,081	$2,510
Regional Income(ii)	206	200	175
Total assets	2,139	2,885	2,364
Total shipments(i)	1,081	1,089	1,012
Rolled product shipments(i)	1,009	984	860
Novelis Asia
Net sales(i)	$1,391	$1,194	$918
Regional Income(ii)	108	80	69
Total assets	1,002	954	904
Total shipments(i)	524	491	428
Rolled product shipments(i)	484	452	385
Novelis South America
Net sales(i)	$630	$525	$414
Regional Income(ii)	110	134	88
Total assets	790	779	808
Total shipments(i)	288	264	258
Rolled product shipments(i)	261	234	204

(i)	The net sales and shipments information presented excludes intersegment sales and shipments.

(ii)	Prior to our spin-off from Alcan, profitability of the operating segments was measured based on business group profit, or BGP. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report for a discussion of the differences between BGP and Regional Income. Prior periods have been recast to conform to the definition of Regional Income.

We have highly automated, flexible and advanced manufacturing capabilities in operating facilities around the globe. In addition to the aluminum rolled products plants, NSA operates bauxite mining, alumina refining, hydro-electric power plants and smelting facilities. We believe our facilities have the assets required for efficient production and are well managed and maintained. For a further discussion of financial information by geographic area, refer to Note 23 — Segment, Geographical Area and Major Customer Information to our consolidated and combined financial statements.

Novelis North America

Through 12 aluminum rolled products facilities, including two recycling facilities as of December 31, 2005, NNA manufactures aluminum sheet and light gauge products. Important end-use applications for NNA include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

In 2005, NNA had net sales of $3,265 million, representing 39% of our total net sales, and total shipments of 1,194 kilotonnes (including tolled products) representing 39% of our total shipments.

The majority of NNA’s efforts are directed towards the beverage can sheet market. The beverage can end-use application is technically demanding to supply and pricing is competitive. We believe we have a competitive advantage in this market due to our low-cost and technologically advanced manufacturing facilities and technical support capability. Recycling is important in the manufacturing process and NNA has two facilities that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from used beverage cans and the material is cast into sheet ingot for NNA’s can sheet production plants.

Novelis Europe

NE provides European markets with value-added sheet and light gauge products through the 16 operating plants operated as of December 31, 2005, including two recycling facilities as December 31, 2005. In 2005, NE had net sales of $3,093 million, representing 37% of our total net sales, and total shipments of 1,081 kilotonnes (including tolled products) representing 35% of our total shipments.

NE serves a broad range of aluminum rolled product end-use applications including: construction and industrial; beverage and food can; foil and technical products; lithographic; automotive and other. Construction and industrial represents the largest end-use market in terms of shipment volume by NE. NE supplies plain and painted sheet for building products such as roofing, siding, panel walls and shutters, and supplies lithographic sheet to a worldwide customer base.

NE also has packaging facilities at four locations, and in addition to rolled product plants, NE has distribution centers in Italy and France together with sales offices in several European countries.

Our casting alloys facility at Borgofranco, Italy was closed in March 2006. We also sold our aluminum rolling mill in Annecy, France to a third party in March 2006 and reorganized our plants in Ohle and Ludenscheid, Germany, including the closure of two non-core business lines located within those facilities as of the end of May 2006.

Novelis Asia

NA operates three manufacturing facilities in the Asian region as of December 31, 2005 and manufactures a broad range of sheet and light gauge products. In 2005, NA had net sales of $1,391 million, representing

17% of our total net sales, and total shipments of 524 kilotonnes (including tolled products) representing 17% of our total shipments.

NA production is balanced between foil, construction and industrial, and beverage/food can end-use applications. We believe that NA is well-positioned to benefit from further economic development in China as well as other parts of Asia.

Novelis South America

NSA operates two rolling plants, two primary aluminum smelters, bauxite mines, one alumina refinery, and hydro-electric power plants, and has a 25% interest in a calcined coke manufacturing facility as of December 31, 2005, all of which are located in Brazil. NSA manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage/food can, construction and industrial and transportation and packaging end-use markets.

In 2005, NSA had net sales of $630 million, representing 8% of our total net sales, and total shipments of 288 kilotonnes (including tolled products) representing 9% of our total shipments.

The primary aluminum produced by NSA’s mines, refinery and smelters is used by our Brazilian aluminum rolled products operations, with any excess production being sold on the market in the form of aluminum billets. In 2005, NSA had shipments of 26 kilotonnes of primary metal. NSA generates a portion of its own power requirements. NSA also owns options to develop additional hydroelectric power facilities.

We have begun exploring the sale of our non-core Brazilian upstream operations, which include mining, energy and smelting, and our interest in our calcined coke manufacturing facility in Petrocoque, Brazil.

Raw Materials and Suppliers

The raw materials that we use in manufacturing include primary aluminum, recycled aluminum, sheet ingot, alloying elements and grain refiners. Our smelters also use alumina, caustic soda and calcined petroleum coke and resin. These raw materials are generally available from several sources and are not generally subject to supply constraints under normal market conditions. We also consume considerable amounts of energy in the operation of our facilities.

Aluminum

We obtain aluminum from a number of sources, including the following:

Primary Aluminum Purchases.  We purchased approximately 2,274 kilotonnes of primary aluminum in 2005 in the form of sheet ingot, standard ingot and molten metal, as quoted on the LME, 40% of which we purchased from Alcan. Following our spin-off from Alcan, we have continued to source aluminum from Alcan pursuant to the metal supply agreements described under “ — Arrangements Between Novelis and Alcan.” We expect our purchase of aluminum from Alcan to decline beginning in 2008.

Primary Aluminum Production.  We produced approximately 109 kilotonnes of our own primary aluminum requirements in 2005 through our smelter and related facilities in Brazil.

Recycled Aluminum Products.  We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we take recycled processed material from their fabricating activity and re-melt, cast and roll their recycled aluminum products and re-supply them with aluminum sheet. Other sources of recycled material include lithographic plates, where over 90% of aluminum used is recycled, and products with longer lifespans, like cars and buildings, which are just starting to become high volume sources of recycled material. We purchased or tolled approximately 900 kilotonnes of recycled material in 2005.

The majority of recycled material we re-melt is directed back through can-stock plants. The net effect of these activities is that 28% of our aluminum rolled products production in 2005 was made with recycled material.

Sheet Ingot.  We have the ability to cast sheet ingot, which are the slabs of aluminum that are fed into hot rolling mills to make aluminum rolled products. Casting, which requires precise control of heat and metal alloys, can have a major impact on the quality of the sheet ingot produced and all aluminum rolled products that are subsequently produced from that sheet ingot. In 2005, we were able to supply 66% of our internal needs for sheet ingot, which helped us to control the quality of the sheet ingot we used, and generated cost savings and sourcing flexibility. We purchased the remainder from Alcan and other providers under long-term contracts. Following the spin-off, we have continued to source a portion of our sheet ingot requirements from Alcan pursuant to the metal supply agreements described under “— Arrangements Between Novelis and Alcan.” We expect our purchases of sheet ingot from Alcan to decline beginning in 2008.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In 2005, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent higher natural gas prices in the United States have increased our energy costs. We may seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. NSA has its own hydroelectric facilities that meet approximately 25% of its total electricity requirements for smelting operations.

Others

We also have bauxite and alumina requirements. We will satisfy some of our alumina requirements for the near term pursuant to the alumina supply agreement we have entered into with Alcan as discussed below under “— Arrangements Between Novelis and Alcan.”

Our Customers

Although we provide products to a wide variety of customers in each of the markets that we serve, we have experienced consolidation trends among our customers in many of our key end-use markets. In 2005, approximately 40% of our total net sales were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users.

Our major customers include Agfa-Gevaert N.V., Alcan’s packaging business group, Anheuser-Busch Companies, Inc., affiliates of Ball Corporation, various bottlers of the Coca-Cola system, Crown Cork & Seal Company, Inc., Daching Holdings Limited, Ford Motor Company, General Motors Corporation, Lotte Aluminum Co. Ltd., Kodak Polychrome Graphics GmbH, Pactiv Corporation, Rexam Plc, Ryerson Tull, Inc., Tetra Pak Ltd., and ThyssenKrupp AG.

In our single largest end-use market, beverage can sheet, we sell directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we also operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us. Among these umbrella agreements is an agreement, referred to as the CC agreement, with several North American bottlers of Coca-Cola branded products, including Coca-Cola Bottlers’ Sales and Services. This agreement is based on arrangements that have been in place since 1997. The parties entered into a new agreement which will go into effect in January 2007. Under the CC agreement we shipped approximately 400 kilotonnes of beverage can sheet (including tolled metal) in 2005. These shipments were made to, and we received payment from, our direct customers, being the beverage can fabricators that sell beverage cans to the Coca-Cola associated bottlers. Under the CC agreement, bottlers in the Coca-Cola system may join the CC agreement by committing a specified percentage of the can sheet required by their can fabricators to us.

Purchases by Rexam Plc and its affiliates from our operations in all of our business segments represented approximately 12.5%, 11.1% and 10.1% of our total net sales in 2005, 2004 and 2003, respectively.

Distribution and Backlog

We have two principal distribution channels for the end-use markets in which we operate: direct sales and distributors. In 2005, 12% of our total net sales were derived from distributors and 88% of our total net sales were derived from direct sales to our customers.

Direct Sales

We supply various end-use markets all over the world through a direct sales force that operates from individual plants or sales offices, as well as from regional sales offices in 24 countries. The direct sales channel typically involves very large, sophisticated fabricators and original equipment manufacturers. Long standing relationships are maintained with leading companies in industries that use aluminum rolled products. Supply contracts for large global customers generally range from one to five years in length and historically there has been a high degree of renewal business with these customers. Given the customized nature of products and in some cases, large order sizes, switching costs are significant, thus adding to the overall consistency of the customer base.

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

Backlog

We believe that order backlog is not a material aspect of our business.

Research and Development

In 2005, we expensed $41 million on research and development activities in our plants and modern research facilities, which included mini-scale production lines equipped with hot mills, can lines and continuous casters. We expensed $58 million on research and development activities in 2004 and $62 million in 2003. Our 2005 research and development spending was within the range of our expected normal annual expenditures. For 2004 and 2003, research and development expenses were higher, as they were an allocation of costs to us by Alcan, and included both specific costs related to projects directly identifiable with operations of the businesses subsequently transferred to us, and an allocation of a general pool of research and development expenses.

We conduct research and development activities at our mills in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 225 employees dedicated to research and development and customer technical support, located in many of our plants and research centers.

Our Employees

As of June 30, 2006, we had approximately 12,500 employees. A significant portion of our employees, approximately 5,500, are employed in our European operations, approximately 3,300 are employed in North America, approximately 1,600 are employed in Asia and approximately 2,100 are employed in South America and other areas. Approximately three-quarters of our employees are represented by labor unions and their employment conditions governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of different durations. We believe that we have good labor relations in all our operations and have not experienced a significant labor stoppage in any of our principal operations during the last decade.

Intellectual Property

In connection with our spin-off from Alcan, Alcan has assigned or licensed to us a number of important patents, trademarks and other intellectual property rights owned or previously owned by Alcan and required for our business. Ownership of intellectual property that is used by both us and Alcan is owned by one of us, and licensed to the other. Certain specific intellectual property rights which have been determined to be exclusively useful to us or which were required to be transferred to us for regulatory reasons have been assigned to us with no license back to Alcan.

We actively review intellectual property arising from our operations and our research and development activities and when appropriate we apply for patents in the appropriate jurisdictions, including the United States and Canada. We currently hold patents on approximately 160 different items of intellectual property. While these patents are important to our business on an aggregate basis, no single patent is deemed to be material to our business.

We have applied for or received registrations for the “Novelis” word trademark and the Novelis logo trademark in approximately 50 countries where we have significant sales or operations.

We have also registered the word “Novelis” and several derivations thereof as domain names in numerous top level domains around the world to protect our presence on the world wide web.

Environment, Health and Safety

We own and operate numerous manufacturing and other facilities in various countries around the world. Our operations are subject to environmental laws and regulations from various jurisdictions, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the remediation of contaminated sites, natural resource damages, and employee health and safety. Future environmental regulations may be expected to impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements. The cost of meeting these requirements may be significant. Failure to comply with such laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions and other orders, including orders to cease operations.

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding our liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Such laws impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third-party claims, and other expenses, on those parties who contributed to the release of a hazardous substance into the environment. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

We have established procedures for regularly evaluating environmental loss contingencies, including those arising from environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we also believe we have made reasonable estimates for the costs that are likely to be ultimately borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. Management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition.

We expect our total expenditures for capital improvements regarding environmental control facilities for 2006 and 2007 to be approximately $16 million and $18 million, respectively.

Arrangements Between Novelis and Alcan

In connection with our spin-off from Alcan, we and Alcan entered into a separation agreement and several ancillary agreements to complete the transfer of the businesses contributed to us by Alcan and the distribution of our shares to Alcan common shareholders. We may in the future enter into other commercial agreements with Alcan, the terms of which will be determined at the relevant times.

Separation Agreement

The separation agreement sets forth the agreement between us and Alcan with respect to: the principal corporate transactions required to effect our spin-off from Alcan; the transfer to us of the contributed businesses; the distribution of our shares to Alcan shareholders; and other agreements governing the relationship between Alcan and us following the spin-off. Under the terms of the separation agreement, we assume and agree to perform and fulfill the liabilities and obligations of the contributed businesses and of the entities through which such businesses were contributed, including liabilities and obligations related to discontinued rolled products businesses conducted by Alcan prior to the spin-off, in accordance with their respective terms.

Releases and Indemnification

The separation agreement provides for a full and complete mutual release and discharge of all liabilities existing or arising from all acts and events occurring or failing to occur or alleged to have occurred or to have failed to occur and all conditions existing or alleged to have existed on or before the spin-off, between or among us or any of our subsidiaries, on the one hand, and Alcan or any of its subsidiaries other than us, on the other hand, except as expressly set forth in the agreement. The liabilities released or discharged include liabilities arising under any contractual agreements or arrangements existing or alleged to exist between or among any such members on or before the spin-off, other than the separation agreement, the ancillary agreements described below and the other agreements referred to in the separation agreement.

We have agreed to indemnify Alcan and its subsidiaries and each of their respective directors, officers and employees, against liabilities relating to, among other things:

•	the contributed businesses, liabilities or contracts;

•	liabilities or obligations associated with the contributed businesses, as defined in the separation agreement, or otherwise assumed by us pursuant to the separation agreement; and

•	any breach by us of the separation agreement or any of the ancillary agreements we entered into with Alcan in connection with the spin-off.

Alcan has agreed to indemnify us and our subsidiaries and each of our respective directors, officers and employees against liabilities relating to:

•	liabilities of Alcan other than those of an entity forming part of our group or otherwise assumed by us pursuant to the separation agreement;

•	any liability of Alcan or its subsidiaries, other than us, retained by Alcan under the separation agreement; and

•	any breach by Alcan of the separation agreement or any of the ancillary agreements we entered into with Alcan in connection with the spin-off.

The separation agreement also specifies procedures with respect to claims subject to indemnification and related matters.

Further Assurances

Both we and Alcan have agreed to use our commercially reasonable efforts after the spin-off, to take, or cause to be taken, all actions, and to do, or cause to be done, all things, reasonably necessary or advisable under applicable laws and agreements to complete the transactions contemplated by the agreement and the other ancillary agreements described below.

Non-solicitation of Employees

Except with the written approval of the other party and subject to certain exceptions provided in the agreement, we and Alcan have agreed not to, for a period of two years following the spin-off, (1) directly or indirectly solicit for employment or recruit the employees of the other party or one of its subsidiaries, or induce or attempt to induce any employee of the other party or one of its subsidiaries to terminate his or her relationship with that other party or subsidiary, or (2) enter into any employment, consulting, independent contractor or similar arrangement with any employee or former employee of the other party or one of its subsidiaries, until one year after the effective date of the termination of such employee’s employment with the other party or one of its subsidiaries, as applicable.

Non-competition

We have agreed not to engage, directly or indirectly, in any manner whatsoever, until January 6, 2010, in the manufacturing, production and sale of certain products for the plate and aerospace markets, unless expressly permitted to do so under the terms of the agreement.

Change of Control

We have agreed, in the event of a change of control (including a change of control achieved in an indirect manner) during the four-year period beginning January 6, 2006 and ending January 6, 2010, to provide Alcan, within 30 days thereafter with a written undertaking of the acquirer that such acquirer shall be bound by the non-compete covenants set forth in the separation agreement during the remainder of the four-year period, to the same extent as if it had been an original party to the agreement.

If a change of control event occurs at any time during the four-year period following the first anniversary of the spin-off and the person or group of persons who acquired control of our company fails to execute and deliver the undertaking mentioned above or refuses, neglects or fails to comply with any of its obligations pursuant to such undertaking, Alcan will have a number of remedies, including terminating any or all of the metal supply agreements, the technical services agreements, or the intellectual property licenses granted to us or any of our subsidiaries in the intellectual property agreements, or the transitional services agreement.

Ancillary Agreements

In connection with our spin-off from Alcan, we entered into a number of ancillary agreements with Alcan governing certain terms of our spin-off as well as various aspects of our relationship with Alcan following the spin-off. These ancillary agreements include:

Transitional Services Agreement.  Pursuant to a collection of 131 individual transitional services agreements, Alcan has provided to us and we have provided to Alcan, as applicable, on an interim, transitional basis, various services, including, but not limited to, treasury administration, selected benefits administration functions, employee compensation and information technology services. The agreed upon charges for these services generally allow us or Alcan, as applicable, to recover fully the allocated costs of providing the services, plus all out-of-pocket costs and expenses plus a margin of five percent. No margin is added to the cost of services supplied by external suppliers. In general, the majority of the individual service agreements, which began on the spin-off date, terminated on or prior to December 31, 2005.

Metal Supply Agreements.  We and Alcan have entered into four multi-year metal supply agreements pursuant to which Alcan supplies us with specified quantities of re-melt ingot, molten metal and sheet ingot in North America and Europe on terms and conditions determined primarily by Alcan. We believe these agreements provide us with the ability to cover some metal requirements through a pricing formula. In addition, an ingot supply agreement in effect between Alcan and Novelis Korea Ltd. prior to the spin-off remains in effect following the spin-off.

Foil Supply Agreements.  In 2005, we entered into foil supply agreements with Alcan for the supply of foil from our facilities located in Norf, Ludenscheid and Ohle, Germany to Alcan’s packaging facility located in Rorschach, Switzerland as well as from our facilities located in Utinga, Brazil to Alcan’s packaging facility located in Maua, Brazil. These agreements are for five-year terms during the course of which we will supply specified percentages of Alcan’s requirements for its facilities described above (in the case of Alcan’s Rorschach facility, 94% in 2006, 93% in 2007, 92% in 2008 and 90% in 2009, and in the case of Alcan’s Maua facility, 70%). In addition, we will continue to supply certain of Alcan’s European operations with foil under the terms of two agreements that were in effect prior to the spin-off.

Alumina Supply Agreements.  We have entered into a ten-year alumina supply agreement with Alcan pursuant to which we purchase from Alcan, and Alcan supplies to us, alumina for our primary aluminum smelter located in Aratu, Brazil. The annual quantity of alumina to be supplied under this agreement is between 85,000 metric tonnes and 126,000 metric tonnes. In addition, an alumina supply agreement between Alcan and Novelis Deutschland GmbH that was in effect prior to the spin-off remains in effect following the spin-off.

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

Sierre Agreements.  We and Alcan entered into a number of agreements pursuant to which:

•	Alcan transferred to us certain assets and liabilities of the automotive and other aluminum rolled products businesses relating to the sales and marketing output of the Sierre North Building, which comprises a portion of the Sierre facility in Switzerland. Pursuant to the terms of the separation and asset transfer agreements, the transfer price was determined by a valuation;

•	Alcan leased to us the Sierre North Building and the machinery and equipment located in the Sierre North Building (including the hot and cold mills) for a term of 15 years, renewable at our option for additional five-year periods, at an annual base rent in an amount equal to 8.5% of the book value of the Sierre North Building, the leased machinery or equipment, as applicable, pursuant to the terms of the real estate lease and equipment lease agreements;

•	We and Alcan have access to, and use of, property and assets that are common to each of our respective operations at the Sierre facility, pursuant to the terms of the access and easement agreement;

•	Alcan agreed to supply us with all our requirements of aluminum rolling ingots for the production of aluminum rolled products at the Sierre facility for a term of ten years, subject to availability, and provided the aluminum rolling slabs meet applicable quality standards and are competitively priced, pursuant to the terms of the metal supply agreement;

•	Alcan provides certain services to us at the Sierre facility, including services consisting of or relating to environmental testing, chemical laboratory services, utilities, waste disposal, facility safety and security, medical services, employee food service and rail transportation, and we provide certain services to Alcan at the Sierre facility, including services consisting of or relating to hydraulic and mechanical maintenance, roll grinding and recycled process material for a two-year renewable term, pursuant to the terms of the shared services agreement; and

•	Alcan retains access to all of the total plate production capacity of the Sierre facility, which represents a portion of Sierre’s total hot mill production capacity. The formula for the price to be charged to Alcan for products from the Sierre hot mill is based upon its proportionate share of the fixed production costs relating to the Sierre hot mill (determined by reference to actual production hours utilized by Alcan) and the variable production costs (determined by reference to the volume of product produced for Alcan). Under the tolling agreement, we have agreed to maintain the pre-spin-off standards of maintenance, management and operation of the Sierre hot mill.

With respect to the use of the machinery or equipment in the Sierre North Building, we have agreed to refrain from making or authorizing any use of it which may benefit any business relating to the sale, marketing, manufacturing, development or distribution of plate or aerospace products.

Neuhausen Agreements.  We have entered into an agreement with Alcan pursuant to which (1) Alcan transferred to us various laboratory and testing equipment used in the aluminum rolling sheet business located in Neuhausen, Switzerland and (2) approximately 35 employees transferred from Alcan to us at the Neuhausen facility. In addition, we have assumed certain obligations in connection with the operations of the Neuhausen facility, including (1) the obligation to reimburse Alcan for 100% of its actual and direct costs incurred in terminating employees, cancelling third-party agreements, and discontinuing the use of assets in the event we request Alcan to discontinue or terminate services under the services agreement, (2) the obligation to reimburse Alcan for 20% of the costs to close the Neuhausen facility in certain circumstances, and (3) the obligation to indemnify Alcan for (a) all liabilities arising from the ownership, operation, maintenance, use, or occupancy of the Neuhausen facility and/or the equipment at any time after the spin-off date and resulting from our acts or omissions or our violation of applicable laws, including environmental laws, (b) all liabilities relating to the employees who transfer from Alcan to us after the spin-off date, and (c) an amount equal to 20% of all environmental legacy costs related to the Neuhausen facility that occurred on or before December 31, 2004.

Tax Sharing and Disaffiliation Agreement.  The tax sharing and disaffiliation agreement provides an indemnification if certain factual representations are breached or if certain transactions are undertaken or certain actions are taken that have the effect of negatively affecting the tax treatment of the spin-off. It further governs the disaffiliation of the tax matters of Alcan and its subsidiaries or affiliates other than us, on the one hand, and us and our subsidiaries or affiliates, on the other hand. In this respect it allocates taxes accrued prior to and after the spin-off, as well as transfer taxes resulting from the spin-off. It also allocates obligations for filing tax returns and the management of certain pending or future tax contests and creates mutual collaboration obligations with respect to tax matters.

Employee Matters Agreement.  Pursuant to the employee matters agreement, assets, liabilities and responsibilities with respect to certain employee compensation, pension and benefit plans, programs and arrangements and certain employment matters were allocated between Novelis and Alcan. The employee matters agreement also sets out the terms and conditions pertaining to the transfer to us of certain Alcan employees. As of the spin-off date, we hired or employed all of the employees of Alcan and its affiliates who were then involved in the businesses transferred to us by Alcan. Employees who transferred to us from Alcan received credit for their years of service with Alcan prior to the spin-off. Effective as of the spin-off date, we generally assumed all employment compensation and employee benefit liabilities relating to our employees.

Technical Services Agreements.  We have entered into technical services agreements with Alcan pursuant to which (1) Alcan provides technical support and related services to certain of our facilities in Canada, and (2) we provide similar services to certain Alcan facilities in Canada. These agreements are not long-term agreements. In addition, we have entered into a technical services agreement with Alcan pursuant to which (1) Alcan provides us with materials characterization, chemical analysis, mechanical testing and formability evaluation and other general support services at the Neuhausen facility, (2) Alcan provides us and our employees with access to and use of those portions of the Neuhausen facility where the laboratory and testing equipment mentioned above is located, and office space suitable for our technical and administrative personnel, and (3) we provide Alcan with access to specific technical equipment and additional services upon request from Alcan, in consideration for agreed upon service fees for a period of two years.

Ohle Agreement.  We and Alcan have entered into an agreement pursuant to which we supply pet food containers to Alcan, which Alcan markets in connection with its related packaging activities. We have agreed for a period of five years not to, directly or indirectly, for ourselves or others, in any way work in or for, or have an interest in, any company or person or organization within the European market which conducts activities competing with the activities of Alcan Packaging Zutphen B.V., a subsidiary of Alcan, related to its pet food containers business.

Foil Supply and Distribution Agreement.  Pursuant to the two-year foil supply and distribution agreement, we (1) manufacture and supply to, or on behalf of, Alcan certain retail and industrial packages of Alcan brand aluminum foil and (2) provide certain services to Alcan in respect of the foil we supply to Alcan under this agreement, such as marketing and payment collection. We receive a service fee based on a percentage of the foil sales under the agreement. Pursuant to the terms of the agreement, we have agreed we will not market retail packages of foil in Canada under a brand name that competes directly with the Alcan brand during the term of the agreement.

Metal Hedging Agreement.  We have also entered into an agreement pursuant to which Alcan provides metal price hedging services to us. These hedging arrangements help us to reduce the risk of metal price fluctuations when we enter into agreements with customers that provide for fixed metal price arrangements. Alcan charges us fees based on the amount of metal covered by each hedge.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports, proxy statements and other information with the SEC. We make these filings available on our website, the URL of which is http://www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements, and other information we file electronically with the SEC. Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risks Related to our Business and the Market Environment

Certain of our customers are significant to our revenues, and we could be adversely affected by changes in the business or financial condition of these significant customers or by the loss of their business.

Our ten largest customers accounted for approximately 40% of our total net sales in 2005, with Rexam Plc and its affiliates representing approximately 12.5% of our total net sales in that year. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Business — Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to obtain cost savings and other benefits.

Our profitability could be adversely affected by our inability to pass through metal price increases due to metal price ceilings in certain of our sales contracts.

Prices for metal are volatile, have recently been impacted by structural changes in the market, and may increase from time to time. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the LME plus local market premiums and (ii) a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product. Sales contracts representing approximately 20% of our total 2005 annual net sales provide for a ceiling over which metal prices cannot contractually be passed through to our customers, unless adjusted. When applicable, these price ceilings prevent us from passing through the complete increase in metal prices under these contracts and, consequently, we absorb those losses. As a result of the increasing price of metal, we incurred losses of approximately $120 million associated with these contracts, without regard to internal or external hedges, during the first six months of 2006. Depending on the fluctuations in metal prices for the remainder of 2006 and other factors, we may continue to incur losses on sales under these contracts.

Our efforts to mitigate risk from our contracts with metal price ceilings may not be effective.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these strategies have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. These two strategies are referred to as our internal hedges. While we believe that our primary aluminum production continues to provide the expected benefits during this sustained period of high LME prices, the recycling operations are providing less internal hedge benefit than expected. LME metal prices and other market issues have resulted in higher than expected prices of UBCs thus compressing the internal hedge benefit we receive from this strategy.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options on projected aluminum volume requirements above our assumed internal hedge position. Derivatives can be very costly, therefore we balance this cost with the benefits provided by the particular instrument before we purchase it. To date, we have not purchased call options to hedge our exposure to the metal price ceilings beyond 2006.

While our metal call options will reduce our overall exposure to metal price ceilings, unless adjusted, the reduced effectiveness of our UBC-related internal hedge will negatively impact our financial results for 2006 and beyond, even as the percentage of our total annual net sales under contracts with price ceilings decreases to approximately 10% in 2007.

Our results can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices charged to our customers.

In some of our contracts there is a timing difference between the metal prices we pay under our purchase contracts and the metal prices we charge our customers. As a result, changes in metal prices impact our results, since during such periods we bear the additional cost or benefit of metal price changes which could have a material adverse effect on our profitability.

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

We may not have sufficient cash to pay future dividends and repay indebtedness and we may be limited in our ability to access financing for future capital requirements, which may prevent us from increasing our manufacturing capability, improving our technology or addressing any gaps in our product offerings.

Although historically our cash flow from operations has been sufficient to pay dividends, repay indebtedness, satisfy working capital requirements and fund capital expenditure and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. To the extent we are unable to raise new capital, we may be unable to increase our manufacturing capability, improve our technology or address any gaps in our product offerings. If we raise funds through the issuance of debt or equity, any debt securities or preferred shares issued will have rights and preferences and privileges senior to those of holders of our common shares. The terms of the debt securities may impose restrictions on our operations that have an adverse impact on our financial condition. If we raise funds through the issuance of equity, the proportional ownership interests of our shareholders could be diluted.

We have a substantial amount of indebtedness, which could adversely affect our business and therefore make it more difficult for us to fulfill our obligations under our senior secured credit facility and our 7 1/4% Senior Notes due 2015.

As of June 30, 2006, we had total indebtedness of $2,432 million, including the $800 million of debt outstanding under the senior secured credit facilities that we and certain of our subsidiaries entered into in connection with the spin-off transaction. Following the spin-off transaction and the financing transactions, our businesses are operating with significantly more indebtedness and higher interest expenses than they did when they were part of Alcan.

Our indebtedness and interest expense could have important consequences to Novelis and holders of Senior Notes, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy, or other general corporate purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	placing us at a competitive disadvantage as compared to our competitors that have less leverage;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation;

•	limiting our ability or increasing the costs to refinance indebtedness; and

•	limiting our ability to enter into marketing, hedging, optimization and trading transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

Although we are highly leveraged, the indenture relating to the Senior Notes and the senior secured credit facilities permit us to incur substantial additional indebtedness in the future. If we or our subsidiaries incur additional debt, the risks we now face as a result of our leverage could intensify.

The covenants in the senior secured credit facilities and the indenture governing the Senior Notes impose significant operating and financial restrictions on us.

The senior secured credit facilities and the indenture governing the Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur additional debt and provide additional guarantees;

•	pay dividends beyond certain amounts and make other restricted payments;

•	create or permit certain liens;

•	make certain asset sales;

•	use the proceeds from the sales of assets and subsidiary stock;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	engage in certain transactions with affiliates;

•	enter into sale and leaseback transactions;

•	designate subsidiaries as unrestricted subsidiaries; and

•	consolidate, merge or transfer all or substantially all of our assets or the assets of our restricted subsidiaries.

The senior secured credit facility also contains various affirmative covenants, including financial covenants, with which we are required to comply.

We believe that we are currently in compliance with the covenants in our senior secured credit facility. However, as described below, we obtained waivers from our lenders related to our inability to timely file our SEC reports. In addition, future operating results substantially below our business plan or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our financial covenants. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders and could cause a cross-default under our other indebtedness. In particular, we expect it will be necessary to amend the financial covenant related to our interest coverage and leverage ratios in order to align them with our current business outlook for the remainder of the 2006 fiscal year. In addition, if we incur additional debt in the future, we may be subject to additional covenants, which may be more restrictive than those that we are subject to now.

We could face material adverse consequences under covenants in our Senior Notes and our senior secured credit facilities as a result of our late SEC filings.

As a result of the restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, and our review process as discussed in Item 9A, we delayed the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, this Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the first two quarters of 2006.

The terms of our $1,800 million senior secured credit facility require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the restatement, we obtained a series of waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. The fourth waiver and consent agreement, dated May 10, 2006, extended the filing deadline for this Annual Report on Form 10-K to September 29, 2006, and the Form 10-Q filing deadlines for the first, second and third quarters of 2006 to October 31, 2006, November 30, 2006, and December 29, 2006, respectively. These extended filing deadlines were subject to acceleration to 30 days after the receipt of an effective notice of default under the indenture governing our Senior Notes relating to our inability to timely file such periodic reports with the SEC. We received an effective notice of default with respect to this Annual Report on Form 10-K and our Form 10-Q for the first quarter of 2006 on July 21, 2006 causing these deadlines to accelerate to August 18, 2006. As a result, we entered into a fifth waiver and consent agreement, dated August 11, 2006, which again extended the filing deadline for this Annual Report on Form 10-K and our Form 10-Q for the first quarter of 2006 to September 18, 2006. Subsequent to the effective date of the fifth waiver and consent agreement, we also received an effective notice of default with respect to our Form 10-Q for the second quarter of 2006 on August 24, 2006. The fifth waiver and consent agreement extended the accelerated filing deadline caused as a result of the receipt of the effective notice of default with respect to our Form 10-Q for the second quarter of 2006 to October 22, 2006 (59 days after the receipt of any notice). The fifth waiver and consent agreement would also extend any accelerated filing deadline caused as a result of the receipt of an effective notice of default under the Senior Notes with respect to our Form 10-Q for the third quarter of 2006 to the earlier of 30 days after the receipt of any such notice of default and December 29, 2006.

Beginning with the fourth waiver and consent agreement we agreed to a 50 basis point increase in the applicable margin on all current and future borrowings outstanding under our senior secured credit facility, and a 12.5 basis point increase in the commitment fee on the unused portion of our revolving credit facility. These increases will continue until we inform our lenders that we no longer need the benefit of the extended filing deadlines granted in the fifth waiver and consent agreement, at which time the fifth waiver and consent agreement will expire and obligate us to the filing requirements set forth in the senior secured credit facility and the fourth waiver and consent agreement.

We believe it is probable that we will file our Form 10-Q for the first quarter of 2006 by September 18, 2006 and our Form 10-Q for the second quarter of 2006 by October 22, 2006; however, there can be no assurance that we will be able to do so. If we are unable to file our Form 10-Q for the first and second quarters of 2006 by the applicable deadlines, we intend to seek additional waivers from the lenders under our senior secured credit facility to avoid an event of default under the facility. An event of default under the senior secured credit facility would entitle the lenders to terminate the senior secured credit facility and declare all or any portion of the obligations under the facility due and payable. If we were unable to timely file our Form 10-Qs for the first and second quarters of 2006 or obtain additional waivers, we would seek to refinance our senior secured credit facility using a $2,855 million commitment for financing facilities that we obtained from Citigroup Global Markets Inc. (the Commitment Letter).

Under the indenture governing the Senior Notes, we are required to deliver to the trustee a copy of our periodic reports filed with the SEC within the time periods specified by SEC rules. As a result of our receipt of effective notices of default from the trustee on July 21, 2006 with respect to this Annual Report on Form 10-K and our Form 10-Q for the first quarter of 2006 and on August 24, 2006 with respect to our Form 10-Q for the second quarter of 2006 we are required to file our Form 10-Q for the first quarter of 2006 by September 19, 2006, and our Form 10-Q for the second quarter of 2006 by October 23, 2006 in order to prevent an event of default. From June 22, 2006 to July 19, 2006, we solicited consents from the noteholders to a proposed amendment of certain provisions of the indenture and a waiver of defaults thereunder; however, we did not receive a sufficient number of consents and the consent solicitation lapsed. If we fail to file our Form 10-Qs for the first and second quarters of 2006 by the applicable deadlines, the trustee or holders of at least 25% in aggregate principal amount of the Senior Notes may elect to accelerate the maturity of the Senior Notes. We believe it is probable that we will file our Form 10-Qs for the first and second quarters of 2006 by the applicable deadlines; however, there can be no assurance that we will be able to do so. If we are unable to file our Form 10-Qs for the first and second quarters of 2006 by the applicable deadlines, we intend to amend the facility so we may refinance the Senior Notes utilizing the Commitment Letter, likely through a tender offer for the Senior Notes. We will obtain this refinancing from the lenders under our senior secured credit facility or, if we are unsuccessful in obtaining the necessary approvals from our lenders to refinance the Senior Notes, we intend to rely on the Commitment Letter to refinance the senior secured credit facility and repay the Senior Notes.

On July 26, 2006, we entered into the Commitment Letter with Citigroup Global Markets Inc. (Citigroup) for backstop financing facilities totaling approximately $2,855 million. Under the terms of the Commitment Letter, Citigroup has agreed that, in the event we are unable to cure the default under the Senior Notes by September 19, 2006, Citigroup will (a) provide loans in an amount sufficient to repurchase the Senior Notes, (b) use commercially reasonable efforts to obtain the requisite approval from the lenders under our senior secured credit facility for an amendment permitting these additional loans, and (c) in the event that such lender approval is not obtained, provide us with replacement senior secured credit facilities, in addition to the loans to be used to repay the Senior Notes.

Under any of the refinancing alternatives discussed above, we would incur significant costs and expenses, including professional fees and other transaction costs. We also anticipate that it will be necessary to pay significant waiver and amendment fees in connection with the potential amendments to our senior secured credit facility described above. In addition, if we are successful in refinancing any or all of our outstanding debt under the Commitment Letter, we are likely to experience an increase to the applicable interest rates over the life of any new debt in excess of our current interest rates, based on prevailing market conditions and our credit risk.

While we expect that funding will be available under the Commitment Letter to refinance our Senior Notes and/or our senior secured credit facility if necessary, if financing is not available under the Commitment Letter for any reason, we would not have sufficient liquidity to repay our debt. Accordingly, we would be required to negotiate an alternative restructuring or refinancing of our debt.

Any acceleration of the outstanding debt under the senior secured credit facility would result in a cross-default under our Senior Notes. Similarly, the occurrence of an event of default under our Senior Notes would result in a cross-default under the senior secured credit facility. Further, the acceleration of outstanding debt under our senior secured credit facility or our Senior Notes would result in defaults under other contracts and agreements, including certain interest rate and foreign currency derivative contracts, giving the counterparty to such contracts the right to terminate. As of June 30, 2006, we had out-of-the-money derivatives valued at approximately $86 million that the counterparties would have the ability to terminate upon the occurrence of an event of default.

We believe it is probable that we will file our Form 10-Q for the first quarter of 2006 by September 18, 2006 and our Form 10-Q for the second quarter of 2006 by October 22, 2006. Accordingly, we continue to classify the senior secured credit facility and our Senior Notes as long-term debt as of December 31, 2005.

We could face additional adverse consequences as a result of our late SEC filings.

Our future success also depends upon the support of our customers, suppliers and investors. Our late SEC filings have resulted in negative publicity and may have a negative impact on the market price of our common stock. The effects of our late SEC filings could cause some of our customers or potential customers to refrain from purchasing or defer decisions to purchase our products and services. Additionally, current or potential suppliers may re-examine their willingness to do business with us, to develop critical interfaces to our products or to supply products and services if they lose confidence in our ability to fulfill our commitments. Any of these losses could have a material adverse effect on our business.

We will continue to incur additional expenses until we are current in our SEC reporting and have established the appropriate controls to continue to report our results on a timely basis. The expenses incurred in connection with the restatement and review process were approximately $30 million through June 30, 2006. These expenses include professional fees, audit fees, credit waiver and consent fees, and special interest on our Senior Notes.

In addition, as a result of our late SEC filings we will not be eligible to use a “short form” registration statement on Form S-3 or incorporate information by reference into our registration statement on Form S-4 filed in connection with the exchange offer for our Senior Notes, and may not be eligible to use a short form registration statement in the future if we continue to fail to satisfy the conditions required to use short form registration. Our inability to use a short form registration statement may impair our ability or increase the costs and complexity of our efforts to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so during this one year period. In addition, our inability to incorporate information by reference into our registration statement on Form S-4 for the exchange offer for our Senior Notes may delay the completion of the exchange offer.

We will be subject to higher interest rates under our Senior Notes until we can complete a registered exchange offer.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement for the notes and exchange the original, privately placed notes for registered notes. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date. As a result, we began to accrue additional special interest at a rate of 0.25% from November 11, 2005. The indenture and the registration rights agreement provide that the rate of additional special interest increases by 0.25% during each subsequent 90-day period until the exchange offer closes, with the maximum amount of additional special interest being 1.00% per year. On August 8, 2006 the rate of additional special interest increased to 1.00%. On August 14, 2006, we extended the offer to exchange the Senior Notes to October 20, 2006. We expect to file a post-effective amendment to the registration statement and complete the exchange as soon as practicable following the date we are current on our reporting requirements. We will cease paying additional special interest once the exchange offer is completed.

A deterioration of our financial position or a downgrade of our ratings by a credit rating agency could increase our borrowing costs and our business relationships could be adversely affected.

A deterioration of our financial position or a downgrade of our ratings for any reason could increase our borrowing costs and have an adverse effect on our business relationships. From time to time, we enter into various forms of hedging activities against currency or metal price fluctuations and trade metal contracts on the London Metal Exchange, or LME. Financial strength and credit ratings are important to the pricing of these hedging and trading activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities, and changes to our level of indebtedness may make it more costly for us to engage in these activities in the future.

Adverse changes in currency exchange rates could negatively affect our financial results and the competitiveness of our aluminum rolled products relative to other materials.

Our businesses and operations are exposed to the effects of changes in the exchange rates of the U.S. dollar, the Euro, the British pound, the Brazilian real, the Canadian dollar, the Korean won and other currencies. We have implemented a hedging policy that attempts to manage currency exchange rate risks to an acceptable level based on our management’s judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully or completely eliminate the effects of currency exchange rate fluctuations which could have a material adverse effect on our financial results.

We prepare our consolidated and combined financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies, primarily the Euro, the Korean won and the Brazilian real. Changes in exchange rates will result in increases or decreases in our reported costs and earnings, and may also affect the book value of our assets located outside the United States and the amount of our equity.

Primary aluminum is purchased based upon LME aluminum trading prices denominated in U.S. dollars. As a result, and because we generally sell our rolled products on a “margin over metal” price, increases in the relative value of the U.S. dollar against the local currency in which sales are made can make aluminum rolled products less attractive to our customers than substitute materials, such as steel or glass, whose manufacturing costs may be more closely linked to the local currency, which in turn could have a material adverse effect on our financial results.

Most of our facilities are staffed by a unionized workforce, and union disputes and other employee relations issues could materially adversely affect our financial results.

Approximately three-quarters of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial results.

Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in countries where we have operations or sell products.

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including Brazil, Korea and Malaysia, and we market our products in these countries, as well as China and certain other countries in Asia. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results.

We could be adversely affected by disruptions of our operations.

Breakdown of equipment or other events, including catastrophic events such as war or natural disasters, leading to production interruptions in our plants could have a material adverse effect on our financial results. Further, because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, those customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. We may incur costs to correct any of these problems, in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed, potentially resulting in a loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers and suffer substantial losses in operational capacity, any of which could have a material adverse effect on our financial results.

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

If we fail to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely manner.

Our chief executive officer and chief financial officer performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005 and concluded that they were not effective at a reasonable level as a result of the material weaknesses described below. The following material weaknesses were identified in connection with the restatement of our unaudited condensed consolidated and combined financial statements for the interim periods ended March 31, 2005 and June 30, 2005:

•	lack of sufficient resources in our accounting and finance organization;

•	inadequate monitoring of non-routine and non-systematic transactions;

•	accounting for accrued expenses;

•	accounting for income taxes; and

•	accounting for derivative transactions.

These material weaknesses in our internal control over financial reporting contributed to the restatements to our unaudited condensed consolidated and combined financial statements for the quarter ended March 31, 2005 and for the quarter and six months ended June 30, 2005. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In particular, if the material weaknesses described above are not remediated, they could result in a misstatement of our accounts and disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods that would not be prevented or detected. For further discussion of our disclosure controls and procedures and internal control over financial reporting, see “Item 9A. Controls and Procedures.”

In connection with our remediation efforts, we underwent changes in several key financial management positions in 2005 and 2006. Our inability or difficulty in integrating new financial management into our company could hinder our ability to timely file our reports with the SEC, and to remediate and improve our internal control over financial reporting and our disclosure controls and procedures.

We were not required by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. We are, however, required to perform such an evaluation for the year ending December 31, 2006 and such evaluation will be based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We cannot assure you that the material weaknesses described above will be fully remediated prior to the conclusion of this evaluation, or that we will not uncover additional material weaknesses as of December 31, 2006. Any such failure would also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of the Company’s internal control over financial reporting under Section 404.

We may not be able to adequately protect proprietary rights to our technology.

Although we attempt to protect our proprietary technology and processes and other intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and nondisclosure agreements and other measures, these measures may not be adequate to protect our intellectual property. Because of differences in intellectual property laws throughout the world, our intellectual property may be substantially less protected in various international markets than it is in the United States and Canada. Failure on our part to adequately protect our intellectual property may materially adversely affect our financial results. Furthermore, we may be subject to claims that our technology infringes the intellectual property rights of another. Even if without merit, those claims could result in costly and prolonged litigation, divert management’s attention and could materially adversely affect our business. In addition, we may be required to enter into licensing agreements in order to continue using technology that is important to our business, or we may be unable to obtain license agreements on terms that are acceptable to us or at all.

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

Most of our pension obligations relate to funded defined benefit pension plans for our employees in the United States, the United Kingdom and Canada, unfunded pension benefits in Germany, and lump sum indemnities payable to our employees in France, Italy, Korea and Malaysia upon retirement or termination. Our pension plan assets consist primarily of listed stocks and bonds. Our estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate a number of assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Our results of operations, liquidity or shareholders’ equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits.

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

In addition to existing defined benefit pension plans, we have elected in the spin-off agreements in 2005 to assume pension liabilities from the U.S., U.K. and Canadian pension plans that we currently share with Alcan. The assumption of such liabilities will occur in 2006 via the transfer of assets from Alcan pension plans to either the newly created U.S. pension plan or to the existing U.K. and Canadian pension plans. The amount of the pension asset transfer is currently under consideration. It is expected that the assumption of liabilities will exceed the transfer of assets resulting in a corresponding decrease in shareholders’ equity.

We face risks relating to certain joint ventures and subsidiaries that we do not entirely control. Our ability to generate cash from these entities may be more restricted than if such entities were wholly owned subsidiaries.

Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly own. These entities include our Norf, Germany and Logan, Kentucky joint ventures, as well as our majority-owned Korean and Malaysian subsidiaries. Our Malaysian subsidiary is a public company whose shares are listed for trading on the Bursa Malaysia Securities Berhad. Under the governing documents or agreements of, securities laws applicable to or stock exchange listing rules relative to certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. In addition, we do not solely determine certain key matters, such as the timing and amount of cash distributions from these entities. As a result, our ability to generate cash from these entities may be more restricted than if they were wholly owned entities.

Risks Related to Operating Our Business Following Our Spin-off from Alcan

We have a limited operating history as an independent company and we may be unable to successfully operate as an independent company in the future.

Prior to the spin-off, our business was operated by Alcan primarily within two business groups of its broader corporate organization rather than as a stand-alone company. Alcan performed corporate functions related to our business prior to the spin-off and continued to provide us with transitional services pursuant to agreements entered into in connection with the spin-off. As of June 30, 2006, all but three of these agreements had either expired by their terms or been terminated.

The substantial majority of our regional and corporate level managers involved in core business operations are former Alcan employees. Similarly, a number of our accounting and finance personnel are former Alcan employees. We also continue to utilize significant third-party consultants and advisors in connection with our accounting and finance functions. We are still in the process of recruiting accounting and finance personnel and do not yet have permanent resources in place sufficient to prepare our financial statements and the required regulatory filings without reliance on these third-party contractors.

If we are unable to hire the appropriate accounting and finance personnel, we may continue to fail to timely satisfy our SEC reporting obligations. Further, if we are unable to hire the appropriate personnel, we may not be able to remediate weaknesses in our internal control over financial reporting described in Item 9A of Part II of this Annual Report, which could result in material misstatements to our annual consolidated and combined or interim unaudited condensed consolidated and combined financial statements in future periods that would not be prevented or detected.

Our agreements with Alcan do not reflect the same terms and conditions to which two unaffiliated parties might have agreed.

The allocation of assets, liabilities, rights, indemnifications and other obligations between Alcan and us under the separation and ancillary agreements we entered into with Alcan do not reflect what two unaffiliated parties might have otherwise agreed. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.

We have supply agreements with Alcan for a portion of our raw materials requirements. If Alcan is unable to deliver sufficient quantities of these materials or if it terminates these agreements, our ability to manufacture products on a timely basis could be adversely affected.

The manufacture of our products requires sheet ingot that has historically been, in part, supplied by Alcan. In 2005, we purchased the majority of our third party sheet ingot requirements from Alcan’s primary metal group. In connection with the spin-off, we entered into metal supply agreements with Alcan upon terms and conditions substantially similar to market terms and conditions for the continued purchase of sheet ingot from Alcan. If Alcan is unable to deliver sufficient quantities of this material on a timely basis or if Alcan terminates one or more of these agreements, our production may be disrupted and our net sales and profitability could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers for that portion of our raw material requirements we expect to be supplied by Alcan could be time consuming and expensive.

Our continuous casting operations at our Saguenay Works, Canada facility depend upon a local supply of molten aluminum from Alcan. In 2005, Alcan’s primary metal group supplied approximately 176 kilotonnes of such material to us, representing all of the molten aluminum used at Saguenay Works in 2005. In connection with the spin-off, we entered into a metal supply agreement on terms determined primarily by Alcan for the continued purchase of molten aluminum from Alcan. If this supply were to be disrupted, our Saguenay Works production could be interrupted and our net sales and profitability materially adversely affected.

We may lose key rights if a change in control of our voting shares were to occur.

Our separation agreement with Alcan provides that if we experience a change in control in our voting shares during the five years following the spin-off and if the entity acquiring control does not agree with Alcan not to compete in the plate and aerospace products markets, Alcan may terminate any or all of certain agreements we currently have with Alcan. The termination of any of these agreements could deprive any potential acquirer of certain services, resources or rights necessary to the conduct of our business. Replacement of these assets could be difficult or impossible, resulting in a material adverse effect on our business operations, net sales and profitability. In addition, the potential termination of these agreements could prevent us from entering into future business transactions such as acquisitions or joint ventures at terms favorable to us or at all.

We could incur significant tax liability, or be liable to Alcan, if certain transactions occur which violate tax-free spin-off rules.

Under Section 55 of the Income Tax Act (Canada), we and/or Alcan will recognize a taxable gain on our spin-off from Alcan if, among other specified circumstances, (1) within three years of our spin-off from Alcan, we engage in a subsequent spin-off or split-up transaction under Section 55, (2) a shareholder who (together with non-arm’s length persons and certain other persons) owns 10% or more of our common shares or Alcan common shares, disposes to a person unrelated to such shareholder of any such shares (or property that derives 10% or more of its value from such shares or property substituted therefor) as part of the series of transactions which includes our spin-off from Alcan, (3) there is a change of control of us or of Alcan that is part of the series of transactions that includes our spin-off from Alcan, (4) we sell to a person unrelated to us (otherwise than in the ordinary course of operations) as part of the series of transactions that includes our spin-off from Alcan, property acquired in our spin-off from Alcan that has a value greater than 10% of the value of all property received in the spin-off from Alcan, (5) within three years of our spin-off from Alcan, Alcan completes a split-up (but not spin-off) transaction under Section 55, (6) Alcan makes certain acquisitions of property before and in contemplation of our spin-off from Alcan, (7) certain shareholders of Alcan and certain other persons acquired shares of Alcan (other than in specified permitted transactions) in contemplation of our spin-off from Alcan, or (8) Alcan sells to a person unrelated to it (otherwise than in the ordinary course of operations) as part of the series of transactions or events which includes our spin-off from Alcan, property retained by Alcan on the spin-off that has value greater than 10% of the value of all property retained by Alcan on our spin-off from Alcan. We would generally be required to indemnify Alcan for tax liabilities incurred by Alcan under the tax sharing and disaffiliation agreement if Alcan’s tax liability arose because of (i) a breach of our representations, warranties or covenants in the tax sharing and disaffiliation agreement, (ii) certain acts or omissions by us (such as a transaction described in (1) above), or (iii) an acquisition of control of us. Alcan would generally be required to indemnify us for tax under the tax sharing and disaffiliation agreement if our tax liability arose because of (i) a breach of Alcan’s representations, warranties or covenants in the tax sharing and disaffiliation agreement, or (ii) certain acts or omissions by Alcan (such as a transaction described in (5) above). These liabilities and the related indemnity payments could be significant and could have a material adverse effect on our financial results.

Our U.S. subsidiary, Novelis Corporation, has agreed under the tax sharing and disaffiliation agreement to certain restrictions that are intended to preserve the tax-free status of the spin-off transaction in the United States for United States federal income tax purposes. These restrictions will, among other things, limit generally for two years from the spin-off date Novelis Corporation’s ability to issue or sell shares or other equity-related securities, to sell its assets outside the ordinary course of business, and to enter into any other corporate transaction that would result in a person acquiring, directly or indirectly, a majority of Novelis Corporation, including an interest in Novelis Corporation through holding our shares. If we breach any of these covenants, we generally will be required to indemnify Alcan Corporation, the intermediate holding company for Alcan’s U.S. operations, for the United States federal income tax resulting from a failure of the spin-off transactions in the United States to be tax-free for United States federal income tax purposes. These liabilities and the related indemnity payments could be significant and could have a material adverse effect on our financial results.

These potential liabilities could prevent us from entering into business transactions at favorable terms to us or at all.

We may be required to satisfy certain indemnification obligations to Alcan, or may not be able to collect on indemnification rights from Alcan.

In connection with the spin-off, we and Alcan agreed to indemnify each other for certain liabilities and obligations related to, in the case of our indemnity, the business transferred to us, and in the case of Alcan’s indemnity, the business retained by Alcan. These indemnification obligations could be significant. We cannot determine whether we will have to indemnify Alcan for any substantial obligations in the future or the outcome of any disputes over spin-off matters. We also cannot be assured that if Alcan has to indemnify us for any substantial obligations, Alcan will be able to satisfy those obligations.

We may have potential business conflicts of interest with Alcan with respect to our past and ongoing relationships that could harm our business operations.

A number of our commercial arrangements with Alcan that existed prior to the spin-off transaction, our spin-off arrangements and our post-spin-off commercial agreements with Alcan could be the subject of differing interpretation and disagreement in the future. These agreements may be resolved in a manner different from the manner in which disputes were resolved when we were part of the Alcan group. This could in turn affect our relationship with Alcan and ultimately harm our business operations.

Our agreement not to compete with Alcan in certain end-use markets may hinder our ability to take advantage of new business opportunities.

In connection with the spin-off, we agreed not to compete with Alcan for a period of five years from the spin-off date in the manufacture, production and sale of certain products for use in the plate and aerospace markets. As a result, it may be more difficult for us to pursue successfully new business opportunities, which could limit our potential sources of revenue and growth. See “Business — Arrangements Between Novelis and Alcan — Separation Agreement.”

Our historical financial information may not be representative of results we would have achieved as an independent company or our future results.

The historical financial information in our combined financial statements prior to January 6, 2005 has been derived from Alcan’s consolidated financial statements and does not necessarily reflect what our results of operations, financial position or cash flows would have been had we been an independent company during the periods presented. For this reason, as well as the inherent uncertainties of our business, the historical financial information does not necessarily indicate what our results of operations, financial position and cash flows will be in the future.

We expect to spend significant amounts of time and resources building a new brand identity.

Prior to our spin-off from Alcan, we marketed our products under the Alcan name, which has a strong reputation within the markets we serve. We have now adopted new trademarks and trade names to reflect our new company name. Although we are continuing to engage in significant marketing activities and intend to spend significant amounts of time and resources to develop a new brand identity, potential customers, business partners and investors generally may not associate Alcan’s reputation and expertise with our products and services. Furthermore, our name change also may cause difficulties in recruiting qualified personnel. If we fail to build brand recognition, we may not be able to maintain the leading market positions that we have developed while we were part of Alcan, which could harm our financial results.

As we build our information technology infrastructure and complete the transition of our data to our own systems, we could experience temporary interruptions in business operations and incur additional costs.

We have created our own, or have engaged third parties to provide, information technology infrastructure and systems to support our critical business functions, including accounting and reporting, in order to replace many of the systems Alcan provided to us. We may incur temporary interruptions in business operations as we finalize the transition from Alcan’s existing operating systems, databases and programming languages that support these functions to our own systems. Our failure to complete this transition successfully and cost-effectively could disrupt our business operations and have a material adverse effect on our profitability. In addition, our costs for the operation of these systems may be higher than the amounts reflected in our historical combined financial statements.

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

In addition, our competitive position within the global aluminum rolled products industry may be affected by, among other things, the recent trend toward consolidation among our competitors, exchange rate fluctuations that may make our products less competitive in relation to the products of companies based in other countries (despite the U.S. dollar based input cost and the marginal costs of shipping) and economies of scale in purchasing, production and sales, which accrue to the benefit of some of our competitors.

Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, either of which could have a material adverse effect on our financial results.

The end-use markets for certain of our products are highly competitive and customers are willing to accept substitutes for our products.

The end-use markets for certain aluminum rolled products are highly competitive. Aluminum competes with other materials, such as steel, plastics, composite materials and glass, among others, for various applications, including in beverage/food cans and automotive end-use applications. In the past, customers have demonstrated a willingness to substitute other materials for aluminum. For example, changes in consumer preferences in beverage containers have increased the use of PET plastic containers and glass bottles in recent years. These trends may continue. The willingness of customers to accept substitutes for aluminum products could have a material adverse effect on our financial results.

A downturn in the economy could have a material adverse effect on our financial results.

Certain end-use applications for aluminum rolled products, such as construction and industrial and transportation applications, experience demand cycles that are highly correlated to the general economic environment, which is sensitive to a number of factors outside our control. A recession or a slowing of the economy in any of the geographic segments in which we operate, including China where significant economic growth is expected, or a decrease in manufacturing activity in industries such as automotive, construction and packaging and consumer goods, could have a material adverse effect on our financial results. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

The seasonal nature of some of our customers’ industries could have a material adverse effect on our financial results.

The construction industry and the consumption of beer and soda are sensitive to climatic conditions and as a result, demand for aluminum rolled products in the construction industry and for can feedstock can be seasonal. Our quarterly financial results could fluctuate as a result of climatic changes, and a prolonged series of cold summers in the different regions in which we conduct our business could have a material adverse effect on our financial results.

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health and safety costs and liabilities.

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as Superfund and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment.

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third-party locations and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close, divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Currently, we are involved in a number of compliance efforts, remediation activities and legal proceedings concerning environmental matters, including certain activities and proceedings arising under Superfund and comparable laws in U.S. states and other jurisdictions world-wide.

We have established reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital expenditures, any of which could have a material adverse effect on our financial condition or results. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell property, receive full value for a property or use a property as collateral for a loan.

Some of our current and potential operations are located or could be located in or near communities that may regard such operations as having a detrimental effect on their social and economic circumstances. Environmental laws typically provide for participation in permitting decisions, site remediation decisions and other matters. Concern about environmental justice issues may affect our operations. Should such community objections be presented to government officials, the consequences of such a development may have a material adverse impact upon the profitability or, in extreme cases, the viability of an operation. In addition, such developments may adversely affect our ability to expand or enter into new operations in such location or elsewhere and may also have an effect on the cost of our environmental remediation projects.

We use a variety of hazardous materials and chemicals in our rolling processes, as well as in our smelting operations in Brazil and in connection with maintenance work on our manufacturing facilities. Because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims or removal or re-treatment of such substances. Certain of our current and former facilities incorporate asbestos-containing materials, a hazardous substance that has been the subject of health-related claims for occupation exposure. In addition, although we have developed environmental, health and safety programs for our employees, including measures to reduce employee exposure to hazardous substances, and conduct regular assessments at our facilities, we are currently, and in the future may be, involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of occupational exposure to substances or other hazards at our current or former facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our results of operations and cash flows could be adversely affected.

We may be exposed to significant legal proceedings or investigations.

From time to time, we are involved in, or the subject of, disputes, proceedings and investigations with respect to a variety of matters, including environmental, health and safety, product liability, employee, tax, contractual and other matters as well as other disputes and proceedings that arise in the ordinary course of business. Certain of these matters are discussed in the preceding risk factor and certain others are discussed below under “Business — Legal Proceedings.” Any claims against us or any investigations involving us, whether meritorious or not, could be costly to defend or comply with and could divert management’s attention as well as operational resources. Any such dispute, litigation or investigation, whether currently pending or threatened or in the future, may have a material adverse effect on our financial results and cash flows.

Product liability claims against us could result in significant costs or negatively impact our reputation and could adversely affect our business results and financial condition.

We are sometimes exposed to warranty and product liability claims. There can be no assurance that we will not experience material product liability losses arising from such claims in the future and that these will not have a negative impact on our net sales and profitability. We generally maintain insurance against many product liability risks but there can be no assurance that this coverage will be adequate for any liabilities ultimately incurred. In addition, there is no assurance that insurance will continue to be available on terms acceptable to us. A successful claim that exceeds our available insurance coverage could have a material adverse effect on our financial results and cash flows.

Risks Related to Ownership of Our Common Shares

The market price and trading volume of our shares may be volatile.

The market price of our common shares could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders often institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

The terms of our spin-off from Alcan and our shareholder rights plan could delay or prevent a change of control that shareholders may consider favorable.

We could incur significant tax liability, or be liable to Alcan for the resulting tax, if certain events described under “— Risks related to our spin-off from Alcan” occur. We could, for example, incur significant tax liability, or be liable to Alcan, if certain transactions occur which violate tax-free spin-off rules and cause the spin-off to be taxable to Alcan. This indemnity obligation, or our potential tax liability, either of which could be significant, might discourage, delay or prevent a change of control that shareholders may consider favorable.

The rights of Alcan to terminate certain of our agreements in circumstances relating to a change in control of our voting shares also might discourage, delay or prevent a change of control that shareholders may consider favorable.

See “Item 1. Business — Arrangements Between Novelis and Alcan” for a more detailed description of these agreements and provisions. In addition, our shareholder rights plan also may discourage, delay or prevent a merger or other change of control that shareholders may consider favorable.

We may not issue dividends in the future.

Each quarter our board of directors determines whether to issue a quarterly dividend. There can be no assurance that we will issue dividends in the future. The decision to continue issuing dividends will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness and other relevant factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Atlanta, Georgia. We had 36 operating plants including three research facilities in 11 countries as of December 31, 2005. In March 2006 we closed our operations at Borgofranco,

Italy and we sold our aluminum rolling mill in Annecy, France to a third party. We believe our facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our principal properties and assets have been pledged to banks pursuant to our senior secured credit facilities, as described in “Description of Material Indebtedness”.

In 2005, we had total shipments of 1,194 kilotonnes (including tolled products) from our operations in North America, 1,081 kilotonnes from our operations in Europe, 524 kilotonnes from our operations in Asia and 288 kilotonnes from our operations in South America. Our production for each of these operating segments was approximately equal to our shipments for each region for 2005.

The following provides a description, by operating segment and location, of the plant processes and major end-use markets/applications for our aluminum rolled products, recycling and primary metal facilities.

Novelis North America

Location	Plant Process	Major End-Use Markets/Applications

Berea, Kentucky	Recycling	Recycled ingot
Burnaby, British Columbia	Finishing	Foil containers
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling	Recycled ingot
Kingston, Ontario	Cold rolling, finishing	Automotive, construction/industrial
Logan, Kentucky(i)	Hot rolling, cold rolling, finishing	Can stock
Louisville, Kentucky	Cold rolling, finishing	Foil, converter foil
Oswego, New York	Hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, semi-finished coil
Saguenay, Quebec	Continuous casting	Semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Toronto, Ontario	Finishing	Foil, foil containers
Warren, Ohio	Coating	Can end stock

(i)	We own 40% of the outstanding common shares of Logan Aluminum Inc., but we have made subsequent equipment investments such that we now have rights to approximately 65% of Logan’s total production capacity.

Our Oswego, New York, facility operates modern equipment for used beverage can recycling, ingot casting, hot rolling, cold rolling and finishing. In March 2006, we commenced commercial production using our Novelis Fusiontm technology — able to produce a high quality ingot with a core of one aluminum alloy, combined with one or more layers of different aluminum alloy(s). The ingot can then be rolled into a sheet product with different properties on the inside and the outside, allowing previously unattainable performance for flat rolled products and creating opportunity for new, premium applications. Oswego produces can stock as well as building and industrial products. Oswego also provides feedstock to our Kingston, Ontario, facility, which produces heat-treated automotive sheet, and to our Fairmont, West Virginia, facility, which produces light gauge sheet.

The Logan, Kentucky, facility is a processing joint venture between us and Arco Aluminum, a subsidiary of BP plc. Our original equity investment in the joint venture was 40%, while Arco held the remaining 60% interest. Subsequent equipment investments have resulted in us now having access to approximately 65% of Logan’s total production capacity. Logan, which was built in 1985, is the newest and largest hot mill in North America. Logan operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. Logan is a dedicated manufacturer of aluminum sheet products for the can stock market with modern equipment, efficient workforce and product focus. A portion of the can end stock is coated at NNA’s Warren, Ohio, facility, in addition to Logan’s on-site coating assets. Together with Arco, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the transformed products. All of the fixed assets at Logan are directly owned by us and Arco in varying ownership percentages or solely by us. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated and combined balance sheet includes the assets and liabilities of Logan.

We share control of the management of Logan with Arco through a seven-member board of directors on which we appoint four members and Arco appoints three members. Management of Logan is led jointly by two executive officers who are subject to approval by at least five members of the board of directors.

Our Saguenay, Quebec, facility operates the world’s largest continuous caster, which produces feedstock for our three foil rolling plants located in Terre Haute, Indiana, Fairmont, West Virginia and Louisville, Kentucky. The continuous caster was developed through internal research and development and we own the process technology. Our Saguenay facility produces aluminum rolled products directly from molten metal, which are sourced under long-term supply arrangements we have with Alcan.

Our Burnaby, British Columbia and Toronto, Ontario facilities spool and package household foil products and report to our foil business unit based in Toronto, Ontario.

Along with our recycling center in Oswego, New York, we own two other fully dedicated recycling facilities in Berea, Kentucky and Greensboro, Georgia. Each offers a modern, cost-efficient process to recycle used beverage cans and other recycled aluminum into sheet ingot to supply our hot mills in Logan and Oswego. Berea is the largest used beverage can recycling facility in the world.

Novelis Europe

Location	Plant Process	Major End-Use Markets/Applications

Annecy, France(i)	Hot rolling, cold rolling, finishing	Painted sheet, circles
Berlin, Germany	Converting	Packaging
Borgofranco, Italy(ii)	Recycling	Recycled ingot
Bresso, Italy	Finishing	Painted sheet, construction/industrial
Bridgnorth, United Kingdom	Cold rolling, finishing, converting	Foil, packaging
Dudelange, Luxembourg	Continuous casting, cold rolling, finishing	Foil
Göttingen, Germany	Cold rolling, finishing	Can end, lithographic, painted sheet
Latchford, United Kingdom	Recycling	Recycled ingot
Ludenscheid, Germany(iii)	Cold rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing	Automotive, industrial
Norf, Germany(iv)	Hot rolling, cold rolling	Can stock, foilstock, reroll automotive, industrial
Ohle, Germany(iii)	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling	Paintstock, industrial
Rogerstone, United Kingdom	Hot rolling, cold rolling	Foilstock, paintstock, reroll, industrial
Rugles, France	Continuous casting, cold rolling, finishing	Foil
Sierre, Switzerland(v)	Hot rolling, cold rolling	Automotive sheet, industrial

(i)	We sold our aluminum rolling mill in Annecy, France to a third party in March 2006.

(ii)	Our operations in Borgofranco, Italy were closed in March 2006.

(iii)	We reorganized our plants in Ohle and Ludenscheid, Germany, including the closure of two non-core business lines located within those facilities as of May 2006.

(iv)	Operated as a 50/50 joint venture between us and Hydro Aluminium Deutschland GmbH (Hydro).

(v)	We have entered into an agreement with Alcan pursuant to which Alcan, following the spin-off, retains access to the plate production capacity utilized prior to spin-off at the Sierre facility, which represents a portion of the total production capacity of the Sierre hot mill.

Aluminium Norf GmbH in Germany, a 50/50 production-sharing joint venture between us and Hydro, is a large scale, modern manufacturing hub for several of our operations in Europe, and is the largest aluminum rolling mill in the world. Norf supplies hot coil for further processing through cold rolling to some of our other plants including Göttingen and Nachterstedt in Germany and provides foilstock to our plants in Ohle and Ludenscheid in Germany and Rugles in France. Together with Hydro, we operate Norf as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then transferred back to the supplying party on a pre-determined cost-plus basis. The facility’s capacity is, in principle, shared 50/50. We own 50% of the equity interest in Norf and Hydro owns the other 50%. We share control of the management of Norf with Hydro through a jointly-controlled shareholders’ committee. Management of Norf is led jointly by two managing executives, one nominated by us and one nominated by Hydro.

The Rogerstone mill in the United Kingdom supplies Bridgnorth and other foil plants with foilstock and produces hot coil for Nachterstedt and Pieve. In addition, Rogerstone produces standard sheet and coil for the European distributor market. The Pieve plant, located near Milan, Italy, mainly produces continuous cast coil that is cold rolled into paintstock and sent to the Bresso plant for painting, also located near Milan.

The Dudelange and Rugles foil plants in Luxembourg and France utilize continuous twin roll casting equipment and are two of the few foil plants in the world capable of producing 6 micron foil for aseptic packaging applications from continuous cast material. The Sierre hot rolling plant in Switzerland, along with Nachterstedt in Germany, are Europe’s leading producers of automotive sheet in terms of shipments. Sierre also supplies plate stock to Alcan.

Our recycling operations in the United Kingdom position us as one of the major recyclers in Europe. Our plant in Latchford, United Kingdom is the only major recycling plant in Europe mainly dedicated to used beverage cans.

NE also manages Novelis PAE in Voreppe, France, which sells casthouse technology, including liquid metal treatment devices, such as degassers and filters, direct cast automation packages and twin roll continuous casters, in many parts of the world.

Novelis Asia

Location	Plant Process	Major End-Use Markets/Applications

Bukit Raja, Malaysia(i)	Continuous casting, cold rolling	Construction/industrial, foilstock foil, finstock
Ulsan, Korea(ii)	Hot rolling, cold rolling, recycling	Can stock, construction/industrial, foilstock, recycled ingot
Yeongju, Korea(iii)	Hot rolling, cold rolling	Can stock, construction/industrial, foilstock

(i)	Ownership of the Bukit Raja plant corresponds to our 58% equity interest in Aluminium Company of Malaysia Berhad.

(ii)	We hold a 68% equity interest in the Ulsan plant.

(iii)	We hold a 68% equity interest in the Yeongju plant.

Our Korean subsidiary, in which we hold a 68% interest, was formed through acquisitions in 1999 and 2000. Since our acquisitions, product capability has been developed to address higher value and more technically advanced markets such as can sheet.

We hold a 58% equity interest in the Aluminium Company of Malaysia Berhad, a publicly traded company that wholly owns and controls the Bukit Raja, Selangor light gauge rolling facility. Unlike our production sharing joint ventures at Norf, Germany and Logan, Kentucky, our Korean partners are financial partners and we market 100% of the plants’ output.

NA also operates a recycling furnace in Ulsan, Korea for the conversion of customer and third party recycled aluminum, including used beverage cans. Metal from recycled aluminum purchases represented 10% of NA’s total shipments in 2005.

Novelis South America

Location	Plant Process	Major End-Use Markets/Applications

Pindamonhangaba, Brazil	Hot rolling, cold rolling, recycling	Construction/industrial, can stock, foilstock, recycled ingot, foundry ingot, forge stock
Utinga, Brazil	Finishing	Foil

Our Pindamonhangaba (Pinda) rolling and recycling facility in Brazil has an integrated process that includes recycling, sheet ingot casting, hot mill and cold mill operations. A leased coating line produces painted products, including can end stock. Pinda supplies foilstock to our Utinga foil plant, which produces converter, household and container foil.

Pinda is the largest aluminum rolling and recycling facility in South America in terms of shipments and the only facility in South America capable of producing can body and end stock. Pinda recycles primarily used beverage cans, and is engaged in tolling recycled metal for our customers.

The table below sets forth plant processes and end-use market information about our South American primary metal operations. Total production capacity at these facilities was 109 kilotonnes in 2005.

Location	Plant Process	Major End-Use Markets/Applications

Aratu, Brazil(i)	Smelting	Primary aluminum (sheet ingot and billets)
Ouro Preto, Brazil(i)	Alumina refining, Smelting	Primary aluminum (sheet ingot and billets)
Petrocoque, Brazil(i)(ii)	Refining calcined coke	Carbon products for smelter anodes

(i)	We have begun exploring the sale of our non-core Brazilian upstream operations including mining, energy and smelting, at our Aratu and Ouro Preto facilities, as well as our interest in Petrocoque.

(ii)	Operated as a joint venture in which we have a 25% interest.

We conduct bauxite mining, alumina refining, primary aluminum smelting and hydro-electric power generation operations at our Ouro Preto, Brazil facility. Our owned power generation supplied 62% of the Ouro Preto smelter needs. In the Ouro Preto region, we own the mining rights to approximately 6.0 million tonnes of bauxite reserves. There are additional reserves in the Cataguases and Carangola regions sufficient to meet our requirements in the foreseeable future.

We also conduct primary aluminum smelting operations at our Aratu facility in Candeias, Brazil.

Item 3.	Legal Proceedings

In connection with our spin-off from Alcan, we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Alcan for claims successfully brought against Alcan or for the defense of, or defend, legal actions that arise from time to time in the normal course of our rolled products business including commercial and contract disputes, employee-related claims and tax disputes (including several disputes with Brazil’s Ministry of Treasury regarding taxes and social security contributions). In addition to these assumed liabilities and contingencies, we may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our obligations or materially affect our financial condition or liquidity. The following describes certain environmental matters relating to our business for which we assumed liability as a result of our spin-off from Alcan. None of the environmental matters include government sanctions of $100,000 or more.

Environmental Matters

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Such laws typically impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third-party claims, and other expenses, on those persons who contributed to the release of a hazardous substance into the environment. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters will be approximately $47 million. Management has reviewed the environmental matters that we have previously reported and for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

Oswego North Ponds.  Oswego North Ponds is currently our largest known single environmental loss contingency. In the late 1960s and early 1970s, Novelis Corporation (a wholly-owned subsidiary of ours and formerly known as Alcan Aluminum Corporation, or Alcancorp) in Oswego, New York used an oil containing polychlorinated biphenyls (PCBs) in its re-melt operations. At the time, Novelis Corporation utilized a once-through cooling water system that discharged through a series of constructed ponds and wetlands, collectively referred to as the North Ponds. In the early 1980s, low levels of PCBs were detected in the cooling water system discharge and Novelis Corporation performed several subsequent investigations. The PCB-containing hydraulic oil, Pydraul, which was eliminated from use by Novelis Corporation in the early 1970s, was identified as the source of contamination. In the mid-1980s, the Oswego North Ponds site was classified as an “inactive hazardous waste disposal site” and added to the New York State Registry. Novelis Corporation ceased discharge through the North Ponds in mid-2002.

In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is in the range of $12 million to $26 million. Based upon the report and other factors, we accrued $19 million as our estimated cost, which is included in the total liability for undiscounted remaining clean-up costs of $47 million described above. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and we believe that our estimate of $19 million is reasonable, and that the remediation plan will be approved for implementation in 2007.

Other Legal Proceedings

Reynolds Boat Case.  As previously disclosed, we and Alcan Inc. were defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB. Plaintiffs were Reynolds Metals Company, Alcoa, Inc. and National Union Fire Insurance Company of Pittsburgh, Pennsylvania. The case was tried before a jury beginning on May 1, 2006, under warranty theories, based on allegations that from 1998 to 2001 we and Alcan sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. The jury reached a verdict on May 22, 2006 against us and Alcan for approximately $60 million, and the court later awarded Reynolds and Alcoa approximately $16 million in prejudgment interest and court costs.

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have six months to complete their review. We have agreed to post a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005 we recognized a liability included in Accrued expenses and other current liabilities of $71 million, the full amount of the settlement, with a corresponding charge to earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets of $31 million with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we have only recognized an insurance receivable to the extent that coverage is not in dispute. We have presented the net loss of $40 million as a separate line item on the face of our statement of income entitled Litigation settlement — net of insurance recoveries.

While the ultimate resolution of the nature and extent of any costs not covered under our insurance contracts cannot be determined with certainty or reasonably estimated at this time, if there is an adverse outcome with respect to insurance coverage, and we are required to reimburse our insurers, it could have a material impact on cash flows in the period of resolution. Alternatively, the ultimate resolution could be favorable such that insurance coverage is in excess of what we have recognized to date. This would result in our recording a non-cash gain in the period of resolution, and this non-cash gain could have a material impact on our results of operations during the period in which such a determination is made.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed on the Toronto Stock Exchange and the New York Stock Exchange under the symbol “NVL”. Our common shares began trading on a “when-issued” basis on the Toronto Stock Exchange on January 6, 2005 and on a “regular way” basis on January 7, 2005. The following table sets forth the intra-day high and low sales prices of our common shares as reported by the Toronto Stock Exchange for the periods indicated in 2005 (beginning January 6, 2005).

2005	High		Low

First Quarter (beginning January 6, 2005)	$	CAN 34.00	$	CAN 25.00
Second Quarter	$	CAN 31.38	$	CAN 26.00
Third Quarter	$	CAN 34.88	$	CAN 24.84
Fourth Quarter	$	CAN 25.30	$	CAN 18.57

Our common shares began trading on a “when-issued” basis on the New York Stock Exchange on January 6, 2005 and on a “regular way” basis on January 19, 2005. The following table sets forth the intra-day high and low sales prices of our common shares as reported by the New York Stock Exchange for the periods indicated (beginning January 6, 2005).

2005	High	Low

First Quarter (beginning January 6, 2005)	$26.45	$20.75
Second Quarter	$25.68	$21.08
Third Quarter	$28.78	$21.12
Fourth Quarter	$21.55	$15.70

Holders

As of June 30, 2006, there were 10,077 holders of record of our common shares.

Dividends

On March 1, 2005, our board of directors approved a quarterly dividend payment on our common shares. Since then, our board of directors has declared the following dividends:

Declaration Date	Record Date	Dividend/Share	Payment Date

March 1, 2005	March 11, 2005	$0.09	March 24, 2005
April 22, 2005	May 20, 2005	$0.09	June 20, 2005
July 27, 2005	August 22, 2005	$0.09	September 20, 2005
October 28, 2005	November 21, 2005	$0.09	December 20, 2005
February 23, 2006	March 8, 2006	$0.09	March 23, 2006
April 27, 2006	May 20, 2006	$0.09	June 20, 2006

Future dividends are at the discretion of our board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness and other relevant factors.

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

Canada and the United States are parties to an income tax treaty and accompanying protocols (Canada-United States Income Tax Convention). In general, the Canada-United States Income Tax Convention does not have an adverse effect on holders of our common shares.

The following is a summary of the principal Canadian federal income tax considerations generally applicable to the ownership and disposition of our common shares acquired by persons who, at all relevant times and for purposes of the Income Tax Act (Canada) (Tax Act), deal at arm’s length with us, are not affiliated with us and who hold or will hold our common shares as capital property. The Tax Act contains provisions relating to securities held by certain financial institutions, registered securities dealers and corporations controlled by one or more of the foregoing (Mark-to-Market Rules). This summary does not take into account the Mark-to-Market Rules and taxpayers that are “financial institutions” as defined for the purpose of the Mark-to-Market Rules should consult their own tax advisors. In addition, this summary assumes that our common shares will, at all relevant times, be listed on a “prescribed stock exchange” for purposes of the Tax Act, which is currently defined to include both the Toronto Stock Exchange and the New York Stock Exchange.

This summary is based upon the current provisions of the Tax Act and regulations thereunder (Regulations) in force as of the date hereof, all specific proposals to amend the Tax Act and Regulations that have been publicly announced by the Minister of Finance (Canada) prior to the date hereof (Proposed Amendments) and our understanding of the current published administrative policies and practices of the Canada Revenue Agency. Except as otherwise indicated, this summary does not take into account or anticipate any changes in the applicable law or administrative practices or policies whether by judicial, regulatory, administrative or legislative action, nor does it take into account provincial, territorial or foreign tax laws or considerations, which may differ significantly from those discussed herein. No assurance can be given that the Proposed Amendments will be enacted or that they will be enacted in the form announced.

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

The following part of the summary is generally applicable to persons who, at all relevant times for the purposes of the Tax Act and any applicable income tax treaty in force between Canada and another country, are not, or are not deemed to be, a resident of Canada.

Taxation of Dividends

Dividends, including deemed dividends and share dividends, paid or credited, or deemed to be paid or credited, to a non-resident of Canada on our common shares are subject to Canadian withholding tax under the Tax Act at a rate of 25% of the gross amount of such dividends, subject to reduction under the provisions of any applicable income tax treaty. The Canada-United States Income Tax Convention generally reduces the rate of withholding tax to 15% of any dividends paid or credited, or deemed to be paid or credited, to holders who are residents of the United States for the purposes of the Canada-United States Income Tax Convention (or 5% in the case of corporate U.S. shareholders who are the beneficial owners of at least 10% of our voting shares).

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

Sales of Unregistered Equity Securities

On the spin-off date and pursuant to the spin-off transaction, we issued special shares to Alcan in consideration for common shares of Arcustarget Inc., a Canadian corporation. The special shares were redeemed shortly after their issuance and cancelled. The issuance of our special shares to Alcan was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such issuance did not involve any public offering of securities.

Item 6.	Selected Financial Data

You should read the following selected consolidated and combined financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements.

The data presented below is derived from our consolidated and combined statements of income for each of the three years in the period ended December 31, 2005, our consolidated balance sheet as of December 31, 2005 and our combined balance sheet as of December 31, 2004, all of which are included elsewhere in this Annual Report on Form 10-K, along with:

•	our combined statements of income for the years ended December 31, 2002 and 2001; and

•	our combined balance sheets as of December 31, 2003, 2002 and 2001, none of which are included in this Annual Report on Form 10-K, and which were prepared using historical financial information based on Alcan’s accounting records.

The consolidated and combined financial statements for the year ended December 31, 2005 include the results for the period from January 1 to January 5, 2005 prior to our spin-off from Alcan, in addition to the results for the period from January 6 to December 31, 2005. The combined financial results for the period from January 1 to January 5, 2005 present our operations on a carve-out accounting basis. The consolidated balance sheet as of December 31, 2005 and the consolidated results for the period from January 6 (the date of the spin-off from Alcan) to December 31, 2005 present our financial position, results of operations and cash flows as a stand-alone entity.

All income earned and cash flows generated by us as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to us and are included in our consolidated and combined results for the year ended December 31, 2005, with the exception of losses of $43 million ($29 million after tax) arising from the change in fair market value of derivative contracts, primarily with Alcan. These mark-to-market losses for the period from January 1 to January 5, 2005 were recorded in the consolidated and combined statement of income for the year ended December 31, 2005 and are reflected as a decrease in Owner’s net investment.

Our historical combined financial statements for the years ended December 31, 2004, 2003, 2002 and 2001 have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us. Management believes the assumptions underlying the historical combined financial statements are reasonable. However, the historical combined financial statements included herein may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the historical combined financial statements, includes the accumulated earnings of the businesses as well as cash transfers related to cash management functions performed by Alcan.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	($ in millions, except per share data)

Net sales	$8,363	$7,755	$6,221	$5,893	$5,777
Net income (loss)	90	55	157	(9)	(137)
Total assets	5,476	5,954	6,316	4,558	4,390
Long-term debt (including current portion)	2,603	2,737	1,659	623	514
Other debt	27	541	964	366	445
Cash and cash equivalents	100	31	27	31	17
Shareholders’/invested equity	433	555	1,974	2,181	2,234
Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of accounting change	$1.29	$0.74	$2.12	$1.01	$(1.85)
Cumulative effect of accounting change — net of tax	(0.08)	—	—	(1.13)	—

Net income (loss) per share — basic	$1.21	$0.74	$2.12	$(0.12)	$(1.85)

Diluted:
Income (loss) before cumulative effect of accounting change	$1.29	$0.74	$2.11	$1.00	$(1.85)
Cumulative effect of accounting change — net of tax	(0.08)	—	—	(1.13)	—

Net income (loss) per share — diluted	$1.21	$0.74	$2.11	$(0.13)	$(1.85)

Dividends per common share	$0.36	$—	$—	$—	$—

As a result of our adoption of FASB Interpretation No. 47 as of December 31, 2005, we identified conditional retirement obligations primarily related to environmental contamination of equipment and buildings at certain of our plants and administrative sites. Upon adoption, we recognized assets of $6 million with offsetting accumulated depreciation of $4 million, and an asset retirement obligation of $11 million. We also recognized a charge in 2005 of $9 million ($6 million after tax), which is classified as a Cumulative effect of accounting change — net of tax in the accompanying statements of income.

In December 2003, Alcan acquired Pechiney. A portion of the acquisition cost relating to four plants that are included in our company was allocated to us and accounted for as additional invested equity. The net assets of the Pechiney plants are included in the combined financial statements as of December 31, 2003 and forward, and the results of operations and cash flows are included in the consolidated and combined financial statements beginning January 1, 2004.

On January 1, 2002, we adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.  Under this standard, goodwill and other intangible assets with an indefinite life are no longer amortized but are carried at the lower of their carrying value or fair value and are tested for impairment on an annual basis. An impairment of $84 million was identified in the goodwill balance as of January 1, 2002, and was charged to income as a cumulative effect of accounting change in 2002 upon adoption of the new accounting standard. The amount of goodwill amortization was $3 million in 2001.

Alcan implemented restructuring programs that included certain businesses we acquired from it in the spin-off transaction. Restructuring charges related to those programs and impairment charges on long-lived assets, included in our results of operations for the years presented are as follows (in millions).

	Year Ended December 31,
	2005	2004	2003	2002	2001

Restructuring charges	$10	$20	$8	$7	$196
Impairment charges on long-lived assets	7	75	4	18	12

Total	$17	$95	$12	$25	$208

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to, and should be read in conjunction with, our consolidated and combined financial statements and the accompanying notes contained in this Annual Report on Form 10-K for a more complete understanding of our financial condition and results of operations. The MD&A includes the following sections:

•	Highlights;

•	Our Business:

•	General description of our business;

•	Business Model and Key Concepts;

•	Key Trends;

•	Challenges;

•	Business Outlook for 2006; and

•	Spin-off from Alcan, Inc. (Alcan) (our former parent, a Canadian public company traded on the Toronto Stock Exchange (TSX) under the symbol AL).

•	Operations and Segment Review — an analysis of our consolidated and combined results of operations, on both a consolidated and segment basis for the three years presented in our financial statements;

•	Liquidity and Capital Resources — an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources and the effects of our restatements and other matters on our debt agreements;

•	Off Balance Sheet Arrangements — a discussion of such commitments and arrangements;

•	Contractual Obligations — a summary of our aggregate contractual obligations;

•	Dividends — our dividend history;

•	Environment, Health and Safety — our mission and commitment to environment, health and safety management;

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require significant judgments and estimates; and

•	Recent Accounting Standards — a summary and discussion of our plans for the adoption of new accounting standards relevant to us.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements and Market Data” and “Risk Factors.”

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise.

HIGHLIGHTS

Our first year as a stand-alone company was both challenging and rewarding as we established our identity and introduced Novelis as the world’s leading aluminum rolled products producer. Significant highlights, events and factors impacting our business during 2005 are presented briefly below. Each is discussed in further detail throughout MD&A.

•	We had net sales of $8,363 million and net income of $90 million, or $1.21 per diluted share for our year ended December 31, 2005, compared to net sales of $7,755 million and net income of $55 million, or $0.74 per diluted share in 2004. Total product shipments of 3,087 kilotonnes (kt) for 2005 were 2.3% higher than 2004.

•	London Metal Exchange (LME) pricing for aluminum was an average of 10% higher in 2005 than 2004. This trend continued into the first six months of 2006 during which time LME aluminum pricing was an average of 39% higher than in the same period of 2005.

•	Our increase in net sales for 2005 over 2004 was due mainly to the rise in LME prices. However, the benefit of higher LME prices was limited by metal price ceilings in sales contracts representing approximately 20% of our business. These metal price ceilings prevent us from passing metal price increases above a specified level through to certain customers. The metal price ceilings in these contracts compress or eliminate the margin-over-metal component of our profit, and when metal prices exceed certain levels, we incur losses on sales under these contracts. While we did not incur losses on sales under these contracts in 2005, these metal price ceilings did unfavorably impact profitability as compared to 2004. The percentage of our total net sales under contracts with price ceilings should decrease to approximately 10% of our global volume in 2007. To date, we have not purchased call options to hedge our exposure to the metal price ceilings beyond 2006.

•	On certain contracts we experience timing differences on the pass-through of changing aluminum prices based on the difference in the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. We refer to this timing difference as metal price lag. In addition to increased exposure to the metal price ceilings, we expect our results to be impacted by metal price lag in 2006.

•	In 2005 and during the first two quarters of 2006, we took actions to mitigate the risk related to rising aluminum prices, along with foreign currency exchange, interest rate and energy price risks, by purchasing derivative instruments. At this time, we know that we have not fully mitigated these exposures for 2006 and beyond. For accounting purposes, we do not treat all derivative instruments as hedges under FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in fair market value are recognized immediately in earnings which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further impacts to our earnings as a result. For example, in 2005 we recognized an increase in fair value of $71 million on call options purchased to offset the economic risk of the metal price ceilings in 2006. In total, during 2005, we recognized $269 million of Other income — net related to changes in fair value of derivative instruments, of which $129 million was received in cash as a result of contract settlement.

•	Through strong operating cash flows, driven by both operating results and working capital management initiatives, we reduced our debt substantially during 2005 by amounts that were well in excess of our principal payment obligations.

•	We reported that we have material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We are working to remediate these weaknesses to enable us to timely and accurately prepare and file our reports with the United States Securities and Exchange Commission (SEC).

•	We restated our consolidated and combined financial statements for our quarters ended March 31, 2005 and June 30, 2005. Other filings were delayed and/or remain outstanding at this time, including our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The expenses incurred in connection with the restatement and review process were approximately $30 million through June 30, 2006. These expenses include professional fees, audit fees, credit waiver and consent fees, and special interest on our $1.4 billion 7.25% senior unsecured debt securities due 2015 (Senior Notes), which we will continue to incur until, among other things, we are current with our SEC filings and complete our registered exchange offer for our Senior Notes.

•	Because of the receipt of an effective notice of default from the trustee for the holders of our Senior Notes relating to our failure to timely file this Annual Report on Form 10-K, our quarterly report on Form 10-Q for the period ended March 31, 2006 and our quarterly report on Form 10-Q for the second quarter ended June 30, 2006 and similar requirements in waivers and related covenants under our senior secured credit facility, we must file our Form 10-Q for the first quarter of 2006 by September 18, 2006 and our Form 10-Q for the second quarter of 2006 by October 22, 2006, to avoid an event of default under our Senior Notes and senior secured credit facility. We obtained a commitment for financing facilities totaling approximately $2,855 million from Citigroup Global Markets Inc. to provide the funding that would be required to retire our Senior Notes and replace our senior secured credit facilities, if we fail to file our Form 10-Q for the quarter ended March 31, 2006 by September 19, 2006 and are required to repay such debt.

•	We expect to incur a net loss for our year ending December 31, 2006, due primarily to (i) the effects of unfavorable movements in metal prices and foreign currency exchange rates beyond our ability to mitigate such exposures, (ii) changes in the fair market value of our derivatives and (iii) the substantial expenses we incurred in connection with our restatement and remediation efforts described above.

OUR BUSINESS

General.  Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the construction and industrial, beverage and food cans, foil products and transportation markets. As of December 31, 2005, we had operations on four continents: North America; South America; Asia and Europe, through 36 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated products in all of these geographic regions.

Business Model.  Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the LME plus local market premiums and (ii) a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product.

Sales contracts representing approximately 20% of our total 2005 annual net sales provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts, negatively impacting our margins when the metal price is above the ceiling price. In addition, in some of our contracts there is a timing difference (or metal price lag) between the metal prices we pay under our purchase contracts and the metal prices we charge our customers. As a result, changes in metal prices impact our results, since during such periods we bear the additional cost or benefit of metal price changes. Over a full economic cycle (i.e., the period it takes for metal prices to return to a given level) we believe the impact of metal timing on our financial results will be negligible. However, because a full economic cycle may take years to complete, our financial results may reflect such additional costs or benefits for certain periods of time.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these strategies have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. These two strategies are referred to as our internal hedges. While we believe that our primary aluminum production continues to provide the expected benefits during this sustained period of high LME prices, the recycling operations are providing less internal hedge benefit than expected. LME metal prices and other market issues have resulted in higher than expected prices of UBCs thus compressing the internal hedge benefit we receive from this strategy.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options on projected aluminum volume requirements above our assumed internal hedge position. Derivatives can be very costly, therefore we balance this cost with the benefits provided by the particular instrument before we purchase it. To date, we have not purchased call options to hedge our exposure to the metal price ceilings beyond 2006.

Key Trends.  The use of aluminum continues to increase in the markets we serve. The principal drivers of this increase include, among others, improving per capita gross domestic product in the regions where we operate, increases in disposable income, and increases in the use of aluminum due, in part to a focus on lightweight products for better fuel economy, compliance with regulatory requirements and cost-effective recycling alternatives.

At the same time, the cost of aluminum has risen to and remained at unprecedented levels. During 2005, LME metal pricing rose throughout the year, and was an average of 10% higher than 2004. This trend continued into the first six months of 2006, during which LME metal pricing was an average of 39% higher than in the same period of 2005. Beyond metal pricing, changes in foreign currencies and interest rates and rising energy costs unfavorably impacted our operating results in 2005 and continue to do so through the first half of 2006.

The flat rolled products industry continues to consolidate in many parts of the world. However, we continue to be positioned as a market leader. We believe we are one of the few flat rolled products producers positioned to selectively participate in further consolidation in regions and markets where we have complementary, high-end assets.

Challenges.  We have not fully covered our exposure relative to the metal price ceilings with the three hedging strategies described under our Business Model above. This is primarily a result of (i) not being able to purchase affordable call options with strike prices that directly coincide with the metal price ceilings, and (ii) our recycling operations are providing less internal hedge than we previously expected, as the spread between UBC prices and LME prices has not increased at the levels we projected internally.

For accounting purposes, we do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair market value are recognized immediately in earnings which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further impacts to our earnings as a result. For example, in 2005 we recognized an increase in fair value of $71 million on call options purchased to offset the economic risk of the metal price ceilings in 2006. In total during 2005, we recognized $269 million of Other income — net related to changes in fair value of all of our derivative instruments, of which $129 million was received in cash as a result of contract settlement.

The financial restatement and review we commenced in fiscal 2005 and continued into fiscal 2006 identified the need for substantial improvement in our financial control personnel, processes and reporting. In order to improve our disclosure controls and procedures, remediate material weaknesses in our internal control over financial reporting and ensure that we will be able to timely prepare our financial statements and SEC reports, we expect to implement significant process improvements and add substantially to our permanent financial and accounting staff. We anticipate that these improvements will take place throughout the coming quarters. See Item 9A. Controls and Procedures.

Business Outlook for 2006.  Currently, high metal prices have not yet significantly impacted end market demand. We participate in markets with relative stability, which provides us with a firm foundation for the utilization of our assets around the world. While unprecedented high metal and energy prices and metal price ceilings in certain North American contracts will impact our income and cash flows, we made considerable progress in paying down our debt in 2005 and expect to generate sufficient cash flows to further reduce the debt in 2006.

We expect to incur a net loss for our year ending December 31, 2006, due primarily to:

•	the effects of unfavorable movements in metal prices and foreign currency exchange rates beyond our ability to mitigate such exposures;

•	changes in the fair market value of our derivatives; and

•	the substantial expenses we incurred in connection with our restatement and remediation efforts, including substantial waiver and consent fees paid to certain of our lenders as well as additional special interest on our Senior Notes.

As previously discussed, metal price ceilings in contracts representing approximately 20% of our total annual net sales in 2005 prevent us from passing through the complete increase in metal prices and, consequently, we absorb those costs. As a result of the increasing price of metal, we incurred losses of approximately $120 million associated with sales under these contracts, without regard to internal or external hedges, during the first six months of 2006. Depending on the fluctuations in metal prices for the remainder of 2006 and other factors, we may continue to incur losses on sales under these contracts.

During 2005 we purchased call options to help mitigate our exposure to the metal price ceilings. However, and as discussed above, for accounting purposes we do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair market value of these derivatives are recognized immediately in earnings which results in the recognition of fair value as a gain or loss in advance of the contract settlement. There may be a time delay between when the gain or loss on the call options is recognized in earnings as compared to the underlying risk of loss or profitability erosion associated with the metal price ceilings. For example, in 2005 we recognized an increase in fair value of $71 million on call options purchased to offset the economic risk of the metal price ceilings in 2006.

Through June 30, 2006, we had incurred expenses of approximately $30 million in connection with the restatement and review process, including professional fees and expenses, additional interest on our outstanding senior notes and fees related to amendments and waivers to defaults under our senior secured credit facility.

During the third quarter, we also intend to commence negotiations with our lenders, either separately or in connection with the potential amendments related to our inability to file our SEC reports, in order to modify certain financial covenants under our senior secured credit facility. In particular, we expect it will be necessary to amend the financial covenant related to our interest coverage ratio in order to align this covenant with our current business outlook for the remainder of the 2006 fiscal year.

Spin-off from Alcan.  On May 18, 2004, Alcan announced its intention to transfer its rolled products businesses into a separate company and to pursue a spin-off of that company to its shareholders. The rolled products businesses were managed under two separate operating segments within Alcan — Rolled Products Americas and Asia; and Rolled Products Europe. On January 6, 2005, Alcan and its subsidiaries contributed and transferred to Novelis substantially all of the aluminum rolled products businesses operated by Alcan, together with some of Alcan’s alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four rolling facilities in Europe whose end-use markets and customers were similar to ours.

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters, which are expected to be carried out by the parties during 2006. These adjustments, for the most part, have been and will be recognized as changes to shareholders’ equity and include items such as working capital, pension assets and liabilities, and adjustments to opening balance sheet accounts.

Agreements between Novelis and Alcan

At the spin-off, we entered into various agreements with Alcan including the use of transitional and technical services, the supply of Alcan’s metal and alumina, the licensing of certain of Alcan’s patents, trademarks and other intellectual property rights, and the use of certain buildings, machinery and equipment, technology and employees at certain facilities retained by Alcan, but required in our business. The terms and conditions of the agreements were determined primarily by Alcan and may not reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us.

Basis of Presentation

Our combined financial statements for the year ended December 31, 2004 and all prior reporting periods were prepared on a carve-out accounting basis, and represented an allocation by Alcan of the assets and liabilities, revenues and expenses, cash flows and changes in the components of invested equity of the businesses to be transferred to us on January 6, 2005. See Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements in this Annual Report on Form 10-K.

OPERATIONS AND SEGMENT REVIEW

The following discussion and analysis is based on our consolidated and combined statements of income which reflect our results of operations for the years ended December 31, 2005, 2004 and 2003, as prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The following tables present our shipments, our results of operations and the LME prices for aluminum for the three years ended December 31, 2005, 2004 and 2003, as well as the percentage changes from year to year.

				2005	2004
	Year Ended December 31,			Versus	Versus
	2005	2004	2003	2004	2003
	(Shipments in kilotonnes(1))

Shipments
Rolled products, including tolling (the conversion of customer-owned metal)	2,873	2,785	2,491	3%	12%
Ingot products, including primary and secondary ingot and recyclable aluminum(2)	214	234	290	(9)%	(19)%

Total shipments	3,087	3,019	2,781	2%	9%

(1)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(2)	Ingot products shipments include primary ingot in Brazil, foundry products sold in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum sales made for logistical purposes.

				2005	2004
	Year Ended December 31,			Versus	Versus
	2005	2004	2003	2004	2003
	($ in millions)

Statements of Income
Net sales	$8,363	$7,755	$6,221	8%	25%
Cost and expenses
Cost of goods sold (exclusive of depreciation and amortization shown below)	7,570	6,856	5,482	10%	25%
Selling, general and administrative expenses	352	289	255	22%	13%
Litigation settlement — net of insurance recoveries	40	—	—	—%	—%
Provision for depreciation and amortization	230	246	222	(7)%	11%
Research and development expenses	41	58	62	(29)%	(6)%
Restructuring charges	10	20	8	(50)%	150%
Impairment charges on long-lived assets	7	75	4	(91)%	1,775%
Interest expense and amortization of debt issuance costs — net	194	48	33	304%	45%
Equity in net income of non-consolidated affiliates	(6)	(6)	(6)	—%	—%
Other income — net	(299)	(62)	(49)	382%	27%

	8,139	7,524	6,011	8%	25%

Income before provision for taxes on income, minority interests’ share and cumulative effect of accounting change	224	231	210	(3)%	10%
Provision for taxes on income	107	166	50	(36)%	232%

Income before minority interests’ share and cumulative effect of accounting change	117	65	160	80%	(59)%
Less: Minority interests share	(21)	(10)	(3)	110%	233%

Net income before cumulative effect of accounting change	96	55	157	75%	(65)%
Cumulative effect of accounting change — net of tax	(6)	—	—	—%	—%

Net income	$90	$55	$157	64%	(65)%

London Metal Exchange Prices — Aluminum (per kilotonne, and presented in dollars )
Closing cash price as of December 31,	$2,285	$1,964	$1,593	16%	23%
Average cash price for the year ended December 31,	$1,897	$1,717	$1,432	10%	20%

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Shipments

Rolled products shipments were up 3% in 2005 compared to 2004. We had increased shipments of 31 kilotonnes in Asia due to demand growth and had significant production increases in that region. We experienced market share gains in the South American market of 24 kilotonnes. In Europe, increased shipments into the can (34 kilotonnes) and lithographic (6 kilotonnes) markets were partially offset by lower foil shipments (by 17 kilotonnes) that resulted from the closing of our Flemalle operation in early 2005. Can volumes also increased by 20 kilotonnes in North America as we captured a higher market share. This combined with higher foil shipments in North America of 7 kilotonnes offset the 15 kilotonnes loss of volume we experienced following our decision to exit the semi-fabricated foil market in North America.

Ingot product shipments were down 9% in 2005 compared to 2004, due to 7 kilotonnes less shipments from our Borgofranco casting alloys business, which resulted from tough market conditions and our announcement in late 2005 of our intention to close the facility. In addition, we had lower shipments of excess primary re-melt in 2005 compared to 2004.

Net sales

Net sales increased to $8,363 million in 2005 compared to $7,755 million in 2004, an increase of $608 million, or 8%. The improvement was primarily the result of an increase in LME metal pricing, which was 10% higher on average during 2005 compared to 2004. Higher shipments also contributed to the rise in net sales. Net sales were adversely impacted in North America due to metal price ceilings on certain can contracts. These contracts limited our ability to pass on approximately $50 million of LME metal price increases to our customers.

Costs and expenses

The following table presents our costs and expenses for the years ended December 31, 2005 and 2004, in dollars and expressed as percentages of net sales.

	Year Ended December 31,
	2005		2004
	$ in	% of	$ in	% of
	millions	Net sales	millions	Net sales

Cost of goods sold (exclusive of depreciation and amortization shown below)	$7,570	90.5%	$6,856	88.4%
Selling, general and administrative expenses	352	4.2%	289	3.7%
Litigation settlement — net of insurance recoveries	40	0.5%	—	—%
Provision for depreciation and amortization	230	2.8%	246	3.2%
Research and development expenses	41	0.5%	58	0.7%
Restructuring charges	10	0.1%	20	0.3%
Impairment charges on long-lived assets	7	0.1%	75	1.0%
Interest expense and amortization of debt issuance costs — net	194	2.3%	48	0.6%
Equity in net income of non-consolidated affiliates	(6)	(0.1)%	(6)	(0.1)%
Other income — net	(299)	(3.6)%	(62)	(0.8)%

	$8,139	97.3%	$7,524	97.0%

Cost of goods sold represented 90.5% of our net sales in 2005, compared to 88.4% in 2004. The increase in cost of goods sold, in both total dollars and as a percentage of net sales in 2005 in large part reflected the impact of higher LME prices on metal input costs. Further, we experienced adverse impacts from higher energy and transportation costs totaling $51 million in 2005 over 2004 levels. In addition, the strengthening of the Brazilian real, which increases local costs when translated into U.S. dollars, impacted 2005 results by $28 million compared to 2004.

Selling, general and administrative expenses (SG&A) increased from $289 million in 2004 to $352 in 2005, or 22%. Included in SG&A for 2005 are additional corporate office costs we incurred as a stand-alone company and $15 million in start-up costs (e.g. signage, corporate and regional offices). The weakening U.S. dollar against other currencies also contributed to higher SG&A in 2005 than 2004. These cost increases were partially offset by lower SG&A costs in Europe resulting from our closing two administration centers in 2005. In 2004, SG&A included a benefit of $10 million in South America that arose from changing from a defined benefit plan to a defined contribution plan.

Litigation settlement — net of insurance recoveries of $40 million relates to the Reynolds Boat Case as described in Note 21 — Commitments and Contingencies to our consolidated and combined financial statements included in this Annual Report.

Depreciation and amortization for 2005 was $16 million less than 2004, as we closed two of our plants in Europe and had taken a $65 million asset impairment charge in December 2004 on our property, plant and equipment in Italy.

Research and development expenses were $41 million in 2005, an amount we consider to be within the range of our expected normal annual expenditures. For 2004 and 2003, research and development expenses allocated to us in the carve out accounting by Alcan included both specific costs related to projects directly identifiable with operations of the businesses subsequently transferred to us, and an allocation of a general pool of research and development expenses.

Restructuring charges in 2005 were substantially attributable to provisions we made in the fourth quarter after announcing our intent to close our Borgofranco foundry alloys business. We provided for exit related costs of $9 million, which included $6 million for environmental remediation. In 2004, we recorded restructuring charges of $11 million to consolidate our sheet rolling facilities in Rogerstone, Wales, and an additional $6 million relating to the restructuring and closure of facilities in Germany. We also recovered $7 million in 2004 related to our 2001 restructuring program resulting from a gain on the sale of assets related to closing facilities in Glasgow, U.K. See Note 3 — Restructuring Programs to our consolidated and combined financial statements included in this Annual Report for more information.

Impairment charges in 2005 included a $5 million write-down on the value of the property, plant and equipment at the Borgofranco foundry alloys business. The amounts for 2004 include the $65 million asset impairment charge on the production equipment at two facilities in Italy and other asset impairment charges on equipment in Europe. See Note 6 — Property, Plant and Equipment to our consolidated and combined financial statements included in this Annual Report for more information.

Interest expense and amortization of debt issuance costs — net was $194 million in 2005, significantly higher than the $48 million allocated to us by Alcan for 2004. The increase resulted from the debt we undertook to finance the spin-off. In addition, we incurred $11 million in debt issuance costs on undrawn credit facilities that were used to back up the Alcan notes we received in January 2005 as part of the spin-off, and included such costs in interest expense and amortization of debt issuance costs — net. In previous quarters during 2005, these costs were included in “Other income — net”.

Other income — net was $299 million in 2005 compared to $62 million in 2004. The reconciliation of this difference is shown below (in millions):

Other
Income — Net

Other income — net for the year ended December 31, 2004	$(62)

Elements comprising the difference in Other income — net:
Gains of $269 million on the change in fair market value of derivatives in 2005, compared to $69 million in 2004	(200)
Service fee income earned in 2004 only	17
Gains of $17 million on the disposals of fixed assets in 2005 compared to gains in 2004 of $5 million	(12)
Other — net	(42)

Total elements comprising the difference in Other income — net	(237)

Other income — net for the year ended December 31, 2005	$(299)

Provision for Taxes on Income

Our provision for taxes on income of $107 million represented an effective tax rate of 49% for 2005 compared to an income tax expense of $166 million and an effective tax rate of 74% for 2004. This compares to a 2005 statutory tax rate of 33% in Canada (33% in 2004). In 2005, the major differences were caused by deferred tax liabilities on the translation of U.S. dollar indebtedness into local currency for which there is no related income in Canada and South America, tax benefits from previously unrecognized deferred tax assets, and reduced-rate or tax exempt income and expense items. In 2004 the difference in the rates was due primarily to the $65 million pre-tax asset impairment in Italy, for which a tax recovery is not expected, and the $21 million tax provision in connection with the spin-off, for which there is no related income. Refer to Note 18 — Income Taxes to our consolidated and combined financial statements for a reconciliation of statutory and effective tax rates.

The change in effective tax rates from 2004 to 2005 is largely due to the increase or decrease in valuation allowance recorded against deferred tax assets. We reduce the deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2005, we incurred tax losses in the UK, Italy and France and we believe it is “more likely than not” that the tax benefits on these losses will not be realized and therefore we increased the valuation allowances on these deferred tax assets. In 2004, we incurred tax losses in Italy, driven mainly by the impairment charge of $65 million. We believed it was “more likely than not” that the tax benefits on these losses would not be realized and therefore we increased the valuation allowances on these deferred tax assets.

Net Income

We reported Net income of $90 million for the year ended December 31, 2005, or diluted earnings per share of $1.21. This is comprised of consolidated net income of $119 million for the period from January 6, 2005 (the effective date of the spin-off) to December 31, 2005, and a combined loss of $29 million on the mark-to-market of derivatives, primarily with Alcan, for the period from January 1 to January 5, 2005, prior to the spin-off. Net income in the carve out combined statement of income as a part of Alcan for the year ended December 31, 2004 was $55 million, or diluted earnings per share of $0.74.

Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Shipments

Rolled products shipments in 2004 were up 12% compared to 2003, resulting from improved economies in Asia and North America, and the addition of four plants in Europe obtained as part of the Pechiney acquisition, as well as market share improvements in South America.

Ingot shipments were down by 19% in 2004 compared to 2003, due to lower demand for our excess primary re-melt.

Net sales

Our net sales were $7,755 million for the year ended December 31, 2004, an increase of $1,534 million, or 25%, compared to 2003. Approximately half of the increase was the result of higher LME aluminum prices, which we generally passed through to customers, as the metal price ceilings in certain of our North America contracts were not triggered to a significant degree in 2004. LME cash aluminum prices in 2004 were up on average 20% compared to 2003. Forty percent of the increase in net sales reflected increased rolled products shipments, with the remaining portion of the increase attributable to the translation effects of the weakening U.S. dollar against other currencies, especially the Euro.

Costs and expenses

The following table presents our costs and expenses for the years ended December 31, 2004 and 2003, in dollars and expressed as percentages of Net sales.

	Year Ended December 31,
	2004		2003
	$ in	% of	$ in	% of
	millions	Net sales	millions	Net sales

Cost of goods sold (exclusive of depreciation and amortization shown below)	$6,856	88.4%	$5,482	88.1%
Selling, general and administrative expenses	289	3.7%	255	4.1%
Provision for depreciation and amortization	246	3.2%	222	3.6%
Research and development expenses	58	0.7%	62	1.0%
Restructuring charges	20	0.3%	8	0.1%
Impairment charges on long-lived assets	75	1.0%	4	0.1%
Interest expense and amortization of debt issuance costs — net	48	0.6%	33	0.5%
Equity in net income of non-consolidated affiliates	(6)	(0.1)%	(6)	(0.1)%
Other income — net	(62)	(0.8)%	(49)	(0.8)%

	$7,524	97.0%	$6,011	96.6%

Cost of goods sold represented 88.4% of our net sales in 2004, compared to 88.1% in 2003. The stability of this cost/revenue relationship reflects the conversion nature of our business, absent the impact of metal price ceilings. The increase in cost of goods sold in 2004 in large part reflected the impact of higher LME prices on metal input costs. There was a commensurate increase in net sales as higher metal costs were generally passed through to customers.

In 2004, our cost base was adversely affected by a number of external factors that increased costs for natural gas and transportation. The sharp decline in the value of the U.S. dollar also had a significant adverse impact on operating and overhead costs incurred in other currencies, which are translated into U.S. dollars for reporting purposes.

SG&A expenses were $289 million for 2004 compared to $255 million in 2003, an increase of $34 million. The increase is due to the addition of four Pechiney plants in 2004 and the impact of the strengthening Euro, which increased local costs when translated into U.S. dollars for reporting purposes.

Our depreciation and amortization expense was $246 million in 2004 compared to $222 million in 2003. Nearly half of the increase in 2004 was the result of the acquisition of Pechiney at the end of 2003, with the remainder mainly reflecting the effect of the stronger euro and Korean won when translating local currency expenses into U.S. dollars.

Research and development expenses allocated to us in the carve out accounting by Alcan for both 2004 and 2003 included both specific costs related to projects directly identifiable with operations of the businesses subsequently transferred to us, and an allocation of a general pool of research and development expenses.

Restructuring charges in 2004 included restructuring charges of $19 million to consolidate our sheet rolling facilities in Rogerstone, Wales, and an additional $6 million relating to the restructuring and closure of facilities in Germany. We also recovered $7 million in 2004 related to our 2001 restructuring program resulting from a gain on the sale of assets related to closing facilities in Glasgow, U.K. Restructuring charges of $8 million in 2003 consisted primarily of employee severance related to the 2001 restructuring program. See Note 3 — Restructuring Programs to our consolidated and combined financial statements included in this Annual Report for more information.

Impairment charges in 2004 include the $65 million asset impairment charge on the production equipment at two facilities in Italy and other asset impairment charges on equipment in Europe. In 2003, we had impairment charges related to the complete write-off of all of the fixed assets in our Annecy, France plant. See Note 6 — Property, Plant and Equipment to our consolidated and combined financial statements included in this Annual Report for more information.

Interest expense and amortization of debt issuance costs — net allocated to us was $48 million in 2004, an increase of 45% over interest expense and amortization of debt issuance costs — net allocated to us for 2003, reflecting the higher level of borrowings and debt at the end of 2003 that Alcan undertook to finance its acquisition of Pechiney in 2003.

Other income — net was $62 million in 2004 compared to $49 million in 2003. The reconciliation of this difference is shown below (in millions):

Other
Income — Net

Other income — net for the year ended December 31, 2003	$(49)

Elements comprising the difference in Other income — net:
Gains of $69 million on the change in market value of derivatives in 2004, compared to $20 million in 2003	(49)
Foreign exchange losses of $2 million in 2004 compared to $17 million in 2003	(15)
Service fee income of $17 million earned in 2004 compared to $13 million in 2003	(4)
Gains of $5 million on the disposals of fixed assets in 2004 compared to $28 million in 2003	23
Other — net	32

Total elements comprising the difference in Other income — net	(13)

Other income — net for the year ended December 31, 2004	$(62)

Provision for Taxes on Income

Our provision for taxes on income of $166 million represented an effective tax rate of 74% for 2004 compared to an income tax expense of $50 million and an effective tax rate of 25% for 2003. This compares to a 2004 statutory tax rate of 33% in Canada (32% in 2003). In 2004, the major differences were caused by the $65 million pre-tax asset impairment in Italy, for which a tax recovery is not expected, and the $21 million tax provision in connection with the spin-off, for which there is no related income. In 2003 the difference in the rates was due primarily to prior years’ tax adjustments and the realization of tax benefits on previously unrecorded tax losses carried forward. Refer to Note 18 — Income Taxes to our consolidated and combined financial statements for a reconciliation of statutory and effective tax rates.

The change in effective tax rates from 2003 to 2004 to year is largely due to the increase or decrease in valuation allowance recorded against deferred tax assets. We reduce the deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2004, we incurred tax losses in Italy, driven mainly by the impairment charge of $65 million. We believed it was “more likely than not” that the tax benefits on these losses would not be realized and therefore we increased the valuation allowances on these deferred tax assets. In 2003, we reduced the valuation allowance on deferred tax assets as a result of the realization of tax benefits from the carryforward of prior years’ tax losses to offset taxable income of the current year in Italy, the United Kingdom and Korea.

Net Income

Our net income for 2004 was $55 million compared to $157 million in 2003. The principal factors contributing to the decline in 2004 were the after-tax restructuring and asset impairment charges in Europe of $18 million, a separate asset impairment charge of $65 million in Italy as well as a tax provision of $21 million and $12 million in costs both related to our start-up and our separation from Alcan, and a foreign currency balance sheet translation loss of $15 million. Other factors that negatively impacted 2004 net income were the

$24 million (pre-tax) increase in depreciation and amortization and the $15 million (pre-tax) increase in interest expense and amortization of debt issuance costs — net from the comparable year-ago period. Foreign currency balance sheet translation effects, which are primarily non-cash in nature, arise from translating monetary items (principally deferred income taxes, operating working capital and long-term liabilities) denominated in Canadian dollars and Brazilian real into U.S. dollars for reporting purposes. The translation loss in 2004 reflected the significant weakening of the U.S. dollar against the Canadian dollar and Brazilian real.

The negative impact on net income from these items was partially offset by the improvement in rolled product shipment volume, which increased 12% over the corresponding period in 2003. The increase was in response to strengthening market conditions in Asia and North America and market share improvements in South America. The four Pechiney plants contributed 4% to shipments for the year. The recovery in market price spreads between recycled and primary metal and the positive impact of the strengthening euro when translating local currency profits into U.S. dollars also provided a positive improvement to net income. Additionally, pre-tax mark-to-market gains on derivatives increased by $49 million in 2004.

Included in our net income for 2003 was a foreign currency balance sheet translation loss of $27 million. Other significant items were after-tax gains of $26 million ($30 million pre-tax) on the sale of non-core businesses in Italy, the United Kingdom and Malaysia and an after-tax environmental charge of $18 million ($30 million pre-tax) related mainly to a site in the United States as well as positive tax adjustments totaling $24 million. Our results of operations for 2003 also included after-tax mark-to-market gains on derivatives of $11 million ($20 million pre-tax).

Operating Segment Review for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 and for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Regional Income and Business Group Profit

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments. The operating segments are Novelis North America (NNA), Novelis Europe (NE), Novelis Asia (NA) and Novelis South America (NSA).

Our chief operating decision-maker uses regional financial information in deciding how to allocate resources to an individual segment, and in assessing performance of the segment. Novelis’ chief operating decision-maker is its chief executive officer.

We measure the profitability and financial performance of our operating segments based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) unrealized gains and losses due to changes in the fair market value of derivative instruments, except for Korean foreign exchange derivatives; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting (proportional share to equity accounting adjustments); (g) restructuring charges; (h) gains or losses on disposals of fixed assets and businesses; (i) corporate costs; (j) litigation settlement — net of insurance recoveries; (k) gains on the monetization of cross-currency interest rate swaps; (l) provision for taxes on income; and (m) cumulative effect of accounting change — net of tax.

Prior to the spin-off, profitability of the operating segments was measured using business group profit (BGP). Prior periods presented below have been recast to conform to the definition of Regional Income. BGP was similar to Regional Income, except for the following:

•	BGP excluded restructuring charges related only to major corporate-wide acquisitions or initiatives, whereas Regional Income excludes all restructuring charges;

•	BGP included pension costs based on the normal current service cost with all actuarial gains, losses and other adjustments being included in Intersegment and other. Regional Income includes all pension costs in the applicable operating segment; and

•	BGP excluded certain corporate non-operating costs incurred by an operating segment and included such costs in Intersegment and other. Regional Income includes these costs in the operating segment.

Reconciliation

The following table presents Regional Income by operating segment and reconciles Total Regional Income to Net income.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)

Regional Income
Novelis North America	$196	$240	$176
Novelis Europe	206	200	175
Novelis Asia	108	80	69
Novelis South America	110	134	88

Total Regional Income	620	654	508
Interest expense and amortization of debt discounts and fees	(203)	(74)	(40)
Unrealized gains due to changes in the fair market value of derivatives(A)	140	77	20
Depreciation and amortization	(230)	(246)	(222)
Litigation settlement — net of insurance recoveries	(40)	—	—
Impairment charges on long-lived assets	(7)	(75)	(4)
Minority interests’ share	(21)	(10)	(3)
Adjustment to eliminate proportional consolidation(B)	(36)	(41)	(36)
Restructuring charges	(10)	(20)	(8)
Gain on disposals of fixed assets and businesses	17	5	28
Corporate costs(C)	(72)	(49)	(36)
Gains on the monetization of cross-currency interest rate swaps	45	—	—
Provision for taxes on income	(107)	(166)	(50)

Net income before cumulative effect of accounting change	96	55	157
Cumulative effect of accounting change — net of tax	(6)	—	—

Net income	$90	$55	$157

(A)	Except for Korean foreign exchange derivatives.

(B)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income, the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our consolidated and combined statements of income. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates to our consolidated and combined financial statements for further information about these non-consolidated affiliates.

(C)	These items are managed by our corporate head office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters.

Operating Segment Results

Novelis North America

Through 12 aluminum rolled products facilities, including two dedicated recycling facilities, Novelis North America manufactures aluminum sheet and light gauge products. Important end-use applications for NNA include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for NNA for the years ended December 31, 2005, 2004 and 2003.

				2005	2004
	Year Ended December 31,			Versus	Versus
NNA	2005	2004	2003	2004	2003

Total shipments (kt)	1,194	1,175	1,083	2%	8%

	($ in millions)
Net sales	$3,265	$2,964	$2,385	10%	24%
Regional Income	196	240	176	(18)%	36%
Total assets	1,547	1,406	2,392	10%	(41)%

2005 versus 2004

Shipments

NNA total shipments were 1,194 kilotonnes in 2005, representing 39% of our total shipments, compared to 1,175 kilotonnes in 2004, which also represented 39% of our total shipments. NNA total shipments were 2% higher in 2005 than in 2004. Shipments increased by 20 kilotonnes in the can market in 2005 as we captured a higher market share and foil shipments increased by 10 kilotonnes as we experienced higher utilization. We also experienced a small increase in shipments in the brazing market. These higher shipments were partially offset by our decision to exit the semi-fabricated foilstock market, which unfavorably impacted shipments by 15 kilotonnes, and by lower automotive sheet volume of 7 kilotonnes due to the loss of a supply contract. In addition, building sheet shipments declined by 6 kilotonnes in 2005 compared to 2004 as we focused on higher margin business.

Net sales

NNA net sales were $3,265 million in 2005, representing 39% of our total net sales, compared to $2,964 million in 2004, which represented 38% of our total net sales. NNA net sales in 2005 were higher by $301 million, or 10%, compared to 2004. This was driven primarily by increases in metal prices, which were 10% higher on average in 2005 compared to 2004. Increases in metal prices are largely passed through to customers. However, the pass through of metal price increases to our customers was limited in cases where metal price ceilings in certain contracts were exceeded or when there was a time lag between metal price increases and the corresponding pass-through to our customers.

Regional Income

NNA Regional Income was $196 million in 2005, a decrease of $44 million, or 18%, from 2004. Regional Income was unfavorably impacted by higher costs of goods sold in 2005, due to two main drivers. First, as noted above, we were unable to pass through $50 million of metal cost increases to our customers due to contracts with a metal price ceiling. However, we did realize a $10 million gain on the change in fair market of settled derivative instruments that we entered into to hedge our exposure to these metal price ceilings, which was included in Regional Income, resulting in a net unfavorable impact to Regional Income of $40 million. Second, higher energy costs, including the cost to melt and roll our products and fuel costs to transport products to our customers, increased cost of goods sold by $33 million.

Regional Income was favorably impacted by higher margins, defined as sales price less metal cost, as we continued to make progress in optimizing our product portfolio by reducing our exposure to lower value added products such as semi-fabricated foilstock and increasing our volumes in the can market. In addition, we were able to increase prices in a number of product lines due to high demand and the enactment of the U.S. Department of Energy’s Seasonal Energy Efficiency Ratio 13 regulation, which increases the amount of aluminum used in the manufacturing of air conditioning units.

Other reasons for the decrease in Regional Income for 2005 compared to 2004 include $16 million of interest income earned in 2004 on loans to Alcan that were collected in 2005 as part of the spin-off, and a charge of $4 million in 2005 relating to post-retirement medical costs which related to 2004 and prior periods.

2004 versus 2003

Shipments

NNA total shipments were 1,175 kilotonnes in 2004, representing 39% of our total shipments, compared to 1,083 kilotonnes in 2003, which also represented 39% of our total shipments. In 2004, the industrial products, construction, transportation and small industrial goods end-use markets were very strong. Can and foil end-use markets were relatively flat for the industry; however, NNA’s participation was up in these end-use markets.

Net sales

NNA net sales were $2,964 million in 2004, representing 38% of our total net sales, compared $2,385 million in 2003, which also represented 38% of our total net sales. NNA total net sales in 2004 were $579 million higher, or 24%, than in 2003. The majority of the increase reflected the impact of higher LME prices passed through to customers, with the balance mainly attributable to higher shipments.

Regional Income

NNA Regional Income was $240 million in 2004, an increase of $64 million, or 36%, over 2003. This improvement is attributable to strong growth in rolled product shipments which were up 7% from the year-ago period due to strengthening market conditions. Benefits to Regional Income of cost control efforts and the recovery in purchase price spreads between recycled metal and primary aluminum were offset by the strengthening Canadian dollar and the negative impact of metal price lags. Regional Income for 2003 included a $25 million charge for an environmental provision for a site at our Oswego facility in New York.

Novelis Europe

Novelis Europe provides European markets with value-added sheet and light gauge products through its 16 plants in operation, including two recycling facilities as of December 31, 2005. NE serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic and painted products.

The following table presents key financial and operating data for Novelis Europe for the years ended December 31, 2005, 2004 and 2003.

				2005	2004
	Year Ended December 31,			Versus	Versus
NE	2005	2004	2003	2004	2003

Total shipments (kt)	1,081	1,089	1,012	(1)%	8%

	($ in millions)
Net sales	$3,093	$3,081	$2,510	—%	23%
Regional Income	206	200	175	3%	14%
Total assets	2,139	2,885	2,364	(26)%	22%

2005 versus 2004

Shipments

NE total shipments were 1,081 kilotonnes in 2005 (including tolled products) representing 35% of our total shipments, compared to 1,089 kilotonnes in 2004, which represented 36% of our total shipments. NE total shipments were essentially unchanged compared to 2004. As a result of closing our Flemalle, Belgium foil operation early in 2005, we experienced a decline in shipments of 17 kilotonnes. Shipments into the weak foil and packaging markets in 2005 declined by 7 kilotonnes compared to 2004. We experienced increased shipments into the beverage can market, up 34 kilotonnes, and the lithographic market, up 6 kilotonnes. The aluminum beverage can market continues to grow by approximately 5% annually in Europe, which is attributable, in part, to growth in new aluminum lines in Eastern Europe and line conversions from steel to aluminum in Western Europe. Additionally, the enactment of European Union (EU) packaging waste legislation, under which 50% of all one-way beverage containers must be recycled by 2007, supports the usage of aluminum cans over other beverage packages. Tough market conditions and our decision to close our Borgofranco foundry alloys business in Italy impacted shipments adversely by 7 kilotonnes in 2005 compared to 2004.

Net sales

NE net sales were $3,093 million in 2005, representing 37% of our total net sales, compared to $3,081 million in 2004, which represented 40% of our total net sales. NE net sales were $12 million higher, or less than 1%, compared to 2004. The 10% increase in average LME metal price was offset by a shift of product mix towards lower priced, but more profitable, products and lower shipments due in part to the closings of our Flemalle foil operation, as discussed above.

Regional Income

NE Regional Income was $206 million in 2005, an increase of $6 million, or 3%, compared to $200 million in 2004. Regional Income was positively impacted by $17 million due to metal timing impacts resulting from metal price movements that began in the third quarter of 2005 and continued to increase through the end of the year. We also benefited from continued cost discipline, particularly in the area of maintenance spending. This was partly offset by higher energy costs of $13 million, over 50% of which occurred in the UK. Energy costs in Europe are expected to continue to rise in 2006 as our long-term supply contracts come up for renewal.

Regional Income was unfavorably impacted in 2005 as shipments of foil and packaging products fell, partly offset by increased margins in the lithography market as demand for high quality lithography sheet continued to increase. In 2005, we closed two administration centers, one in Germany and one in the U.K., and two distribution centers in Italy, which resulted in cost savings of $4 million. In 2005, we had Novelis start-up costs totaling $8 million, and we had lower interest income than in 2004. In 2004, we incurred charges for environmental and inventory related costs of $11 million relating to our Borgofranco, Italy facility.

While some end-markets are slowly recovering in Europe, the strength of the Euro continues to keep shipments and margins under pressure. In response to the challenging market conditions, Novelis Europe is focused on optimizing its portfolio of products and reducing costs.

2004 versus 2003

Shipments

NE total shipments were 1,089 kilotonnes in 2004, representing 36% of our total shipments, compared to 1,012 kilotonnes in 2003, which also represented 36% of our total shipments. NE total shipments in 2004 were 8% higher than in 2003, attributable mainly to the acquisition of our Pechiney plants at the end of 2003.

Net sales

NE net sales were $3,081 million in 2004, representing 40% of our total net sales, compared to $2,510 million in 2003, which represented 40% of our total net sales. The impact of higher LME prices passed through to customers accounted for the majority of the improvement in net sales, with higher shipments from the acquisition of our Pechiney plants and foreign currency translation effects accounting for the remaining improvement. In 2004, the European aluminum can market grew as can production accelerated conversion from steel to aluminum, driven by legislative changes originating in Germany in the post-consumer container return area, where the value of UBCs gives aluminum an advantage over steel in the recovery system. The European automotive market also continued to grow well as we made headway into new applications. In 2004, Europe continued to experience growth in the substitution of aluminum for steel in automobiles for performance reasons. The European lithographic sheet market also increased as demand for higher-grade product, driven by computer-to-print technology, feeds directly into our areas of asset capabilities and expertise.

Regional Income

NE Regional Income was $200 million in 2004, an increase of $25 million, or 14%, compared to $175 million in 2003. The positive effect on translation of Euro-denominated results into U.S. dollars, favorable metal effects, benefits from previous restructuring activities, and the contribution of four rolling operations acquired from Pechiney more than offset the effects we experienced from an unfavorable change in our product mix.

Novelis Asia

Novelis Asia operates three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage/food can end-use applications

The following table presents key financial and operating data for NA for the years ended December 31, 2005, 2004 and 2003.

				2005	2004
	Year Ended December 31,			Versus	Versus
NA	2005	2004	2003	2004	2003

Total shipments (kt)	524	491	428	7%	15%

	($ in millions)
Net sales	$1,391	$1,194	$918	16%	30%
Regional Income	108	80	69	35%	16%
Total assets	1,002	954	904	5%	6%

2005 versus 2004

Shipments

NA total shipments were 524 kilotonnes in 2005, representing 17% of our total shipments, compared to 491 kilotonnes in 2004, which represented 16% of our total shipments. NA total shipments in 2005 were 7% higher than in 2004, which was due in large part to can stock market share advances, totaling 45 kilotonnes, in China and Southeast Asia and the substitution of aluminum for steel in Korea, resulting in higher shipments of 5 kilotonnes. This increase was partly offset by lower finstock demand, a product used in heat exchangers, attributable to price competition from Chinese mills.

Net sales

NA net sales were $1,391 million in 2005, representing 17% of our total net sales, compared to $1,194 million in 2004, which represented 15% of our total net sales. NA net sales for 2005 were $197 million higher, or 16%, than in 2004, as shipments of rolled products increased and we experienced higher metal prices that we passed through to our customers.

Regional Income

NA Regional Income was $108 million for 2005, an increase of $28 million, or 35%, over $80 million in 2004. Increased shipments due to high demand, combined with higher margins in 2005 over 2004 for most product lines, partly due to new products, generated $20 million of the improvement. Lower purchases of coil and sheet ingot combined with lower purchase costs of non-aluminum metals more than offset the higher employment costs we experienced in 2005. Our conversion from LPG (liquid propane gas) to LNG (liquid natural gas) more than offset the higher electricity and fuel oil costs. The 3% strengthening of the Korean Won during 2005 unfavorably impacted Regional Income by $5 million.

2004 versus 2003

Shipments

NA total shipments were 491 kilotonnes in 2004, representing 16% of our total shipments, compared to 428 kilotonnes in 2003, which represented 15% of our total shipments. NA total shipments in 2004 were 15% higher than in 2003, which was primarily attributable to the improved operating performance of our Korean rolling mills and an improved product portfolio.

Net sales

NA net sales were $1,194 million in 2004, representing 15% of our total net sales, compared to $918 million in 2003, which also represented 15% of our total net sales. NA net sales for 2004 were $276 million higher, or 30%, than in 2003. Over 40% of the increase reflects the impact of higher LME prices passed through to customers, with the balance mainly reflecting higher shipments and an improved product portfolio.

Regional Income

NA Regional Income was $80 million in 2004, an increase of $11 million, or 16%, compared to $69 million in 2003. The improvement principally reflected increased demand, most notably in China, which was met with improved operating productivity, and a move to higher value-added products.

Novelis South America

Novelis South America operates two rolling plants facilities in Brazil along with two smelters, an alumina refinery, a bauxite mine and power generation facilities. NSA manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage/food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating data for NSA for the years ended December 31, 2005, 2004 and 2003.

				2005	2004
	Year Ended December 31,			Versus	Versus
NSA	2005	2004	2003	2004	2003

Total shipments (kt)	288	264	258	9%	2%

	($ in millions)
Net sales	$630	$525	$414	20%	27%
Regional Income	110	134	88	(18)%	52%
Total assets	790	779	808	1%	(4)%

2005 versus 2004

Shipments

NSA total shipments were 288 kilotonnes in 2005, representing 9% of our total shipments, compared to 264 kilotonnes in 2004, which also represented 9% of our total shipments. NSA shipments in 2005 were 9%

higher than in 2004, with the main driver being the local can market growth, which contributed an additional 25 kilotonnes to our shipments over last year. We also experienced growth in our industrial products and export businesses offset by lower primary metal sales.

Net sales

NSA net sales were $630 million in 2005, representing 8% of our total net sales, compared to $525 million in 2004, which represented 7% of our total net sales. NSA net sales in 2005 were $105 million higher, or 20%, than in 2004. The main drivers for the rise were the increases in both LME prices, which are passed through to customers, and shipping volume in 2005 over 2004.

Regional Income

NSA Regional Income was $110 million in 2005, a decrease of $24 million, or 18%, compared to $134 million in 2004. In 2005, we experienced higher energy costs, and increased input and repair costs in our smelters totaling $18 million. Other impacts to Regional Income include a stronger Brazilian Real, which increased in value by approximately 14% during 2005. This unfavorably impacted Regional Income by $35 million mainly due to net sales being priced in U.S. dollars while local manufacturing costs are incurred in Brazilian Real. In 2004, Regional Income included a $19 million gain from the conversion of a defined contribution pension plan.

We experienced better margins in both industrial products and foil, due to our focus on high value products and a general market improvement. Production from our smelters generated an increase of $14 million in Regional Income due to our raw material input costs being fixed on approximately 85% of our smelter requirement, but sales prices moved in line with the increasing LME prices.

2004 versus 2003

Shipments

NSA total shipments were 264 kilotonnes in 2005, representing 9% of our total shipments, compared to 258 kilotonnes in 2003, which also represented 9% of our total shipments. NSA total shipments in 2004 were 2% higher than in 2003. The first half of 2004 in South America was slow as the can business was down approximately 6%. However, by year-end, this market recovered and was up 2%. The economy started to pick up in the second quarter with full consumer involvement in most segments occurring by the fourth quarter of 2004. The light gauge market in South America grew by 11%; however, NSA’s light gauge business grew by 22%, reflecting the unique position we hold in South America.

Net sales

NSA net sales were $525 million in 2004, representing 7% of our total net sales, compared to $414 million in 2003, which also represented 7% of our total net sales. NSA net sales were $111 million higher, or 27%, than in 2003. Two-thirds of the increase reflected the impact of higher LME prices passed through to customers and sold from our smelters to third party ingot customers with the balance mainly attributable to higher shipments.

Regional Income

NSA Regional Income was $134 million for 2004, an increase of $46 million, or 52%, compared to $88 million in 2003. Approximately half of the improvement is related to market share gains, evidenced by a 15% increase in NSA’s rolled products shipments over the prior year period, compared to an 8% improvement in the overall aluminum rolled product market, with the balance coming from improved pricing, higher ingot prices due to the production from our smelters in Brazil and a $19 million gain on conversion of a defined benefit pension plan to a defined contribution plan in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and available capital resources are impacted by operating, financing and investing activities.

Operating Activities

The following table presents information regarding our Net cash provided by operating activities, free cash flow and ending cash balance for each of the three years in the period ended December 31, 2005.

Free cash flow (which is a non-GAAP measure) consists of Net cash provided by operating activities less Dividends and Capital expenditures. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends paid by us to our common shareholders. Management believes that free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of free cash flow. We believe the line on our consolidated and combined statement of cash flows entitled “Net cash provided by operating activities” is the most directly comparable measure to free cash flow. Our method of calculating free cash flow may not be consistent with that of other companies. The following table shows the reconciliation from Net income to Net cash provided by operating activities and Free cash flow for the years ended December 31, 2005, 2004 and 2003, and the year-end balances of cash and cash equivalents.

				2005	2004
	Year Ended December 31,			Versus	Versus
	2005	2004	2003	2004	2003
	($ in millions)

Net income	$90	$55	$157	$35	$(102)
Net change in fair market value of derivatives	(269)	(69)	(20)	(200)	(49)
Other non-cash income items(A)	334	425	181	(91)	244
Changes in assets and liabilities(B)	294	(203)	126	497	(329)

Net cash provided by operating activities	449	208	444	241	(236)
Dividends (C)	(34)	(4)	—	(30)	(4)
Capital expenditures	(178)	(165)	(189)	(13)	24

Free cash flow	$237	$39	$255	$198	$(216)

Ending cash and cash equivalents	$100	$31	$27	$69	$4

(A)	Other non-cash income items are comprised of: cumulative effect of accounting change — net of tax; depreciation and amortization; litigation settlement — net of insurance reserves; deferred income taxes; amortization of debt issue costs; provision for uncollectible accounts; equity in income of non-consolidated affiliates; minority interests’ share of net income; impairment charges on long-lived assets; stock-based compensation; and gains on sales of assets — net.

(B)	Changes in assets and liabilities are comprised of increases or decreases in: accounts receivable; inventories; Prepaid expenses and other current assets; accounts payable; accrued expenses and other current liabilities; other long-term assets; accrued post-retirement benefits; other long-term liabilities; and other — net.

(C)	Dividends for the year ended December 31, 2004 include only those paid by our less than wholly-owned subsidiaries to their minority shareholders.

2005 versus 2004

Net cash provided by operating activities was $449 million for the year ended December 31, 2005, a $241 million improvement over $208 million provided in 2004. For a discussion of the factors in our operating results that impact Net cash provided by operating activities, refer to the discussion in “Operating Segment

Review for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 and Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.”

Changes in assets and liabilities contributed $294 million to Net cash provided by operating activities for the year ended December 31, 2005, which was an improvement of $497 million over 2004, when changes in assets and liabilities used net cash of $203 million. Included within the $334 million in changes in assets and liabilities for 2005 were net improvements in working capital management, which included positive net cash flows of $313 million from a net increase in trade payables and other current liabilities, while all other changes in assets and liabilities were individually small and, in the aggregate, provided negative net cash flows of $19 million.

Free cash flow was $237 million for the year ended December 31, 2005, an increase of $198 million over the year ended December 31, 2004, resulting from the improvement in Net cash provided by operating activities, which was driven by the net reduction in working capital described above and positive operating results for the year ended December 31, 2005, partially offset by the dividends we paid our common shareholders during our first year as a stand-alone company and those paid by our less than wholly-owned subsidiaries.

2004 versus 2003

Net cash provided by operating activities was $208 million for the year ended December 31, 2004, which was $236 million less than $444 million provided in 2003. For a discussion of the factors in our operating results that impact Net cash provided by operating activities, please refer to the discussion in “Operating Segment Review for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004 and Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003.”

Changes in assets and liabilities used $203 million and reduced Net cash provided by operating activities for the year ended December 31, 2004, which was $329 million less than 2003, when changes in assets and liabilities used net cash of $126 million. Included within the $203 million in changes in assets and liabilities for 2004 were decreases in accounts receivable and inventory of $166 million, while all other changes in assets and liabilities were individually small and, in the aggregate, used net cash of $37 million.

Free cash flow was $39 million for the year ended December 31, 2004, which was $216 million less than the year ended December 31, 2003, resulting from the decline in Net cash provided by operating activities, which was driven by the net increase in working capital described above.

Financing Activities

At the spin-off, we had $2,951 million of short-term borrowings, long-term debt and capital lease obligations. With the strength of our cash flows in 2005, we reduced our debt position by $320 million to $2,631 million as of December 31, 2005, a reduction of 11%. In the first two quarters of 2006, we reduced our debt by an additional $135 million.

In order to facilitate the separation of Novelis and Alcan as described in Note 1 — Business and Summary of Significant Accounting Policies, we executed debt restructuring and financing transactions in early January and February of 2005, which effectively replaced all of our financing obligations to Alcan and certain other third parties with new third party debt aggregating $2,951 million. On January 10, 2005, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1,800 million. These facilities consist of a $1,300 million seven-year senior secured Term Loan B facility, all of which was borrowed on January 10, 2005, and a $500 million five-year multi-currency revolving credit and letters of credit facility. Additionally, on February 3, 2005, Alcan was repaid with the net proceeds from issuance of $1,400 million of ten-year 7.25% Senior Notes.

We have not finalized our financial results for the first and second quarters of 2006. Accordingly, the calculation of our borrowing availability as of March 31, 2006 and June 30, 2006 is not finalized, but based on currently available information, we believe our availability will be less than the approximately $400 million available as of December 31, 2005. However, we believe the lower availability under our senior secured credit facility will still be sufficient to satisfy our working capital requirements throughout the remainder of the 2006 fiscal year. We have paid fees related to the five waiver and consent agreements of approximately $6 million, which are being amortized over the remaining life of the debt.

The credit agreement relating to the senior secured credit facilities includes customary affirmative and negative covenants, as well as financial covenants. As of December 31, 2005, the maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios were 5.00 to 1; 2.75 to 1; and 1.20 to 1, respectively.

Alcan was a related party as of December 31, 2004, and was repaid in the first quarter of 2005. The Alcan debt as of December 31, 2004, plus additional Alcan debt of $170 million issued in January 2005, provided $1,375 million of bridge financing for the spin-off transaction.

On February 3, 2005, we issued $1,400 million aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes were priced at par, bear interest at 7.25% and will mature on February 15, 2015. The net proceeds of the Senior Notes were used to repay the Alcan debt.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfer of assets, certain consolidations or mergers and certain transactions with affiliates.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement for the notes and exchange the original, privately placed notes for registered notes. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date. As a result, we began to accrue additional special interest at a rate of 0.25% from November 11, 2005. The indenture and the registration rights agreement provide that the rate of additional special interest increases by 0.25% during each subsequent 90-day period until the exchange offer closes, with the maximum amount of additional special interest being 1.00% per year. On August 8, 2006 the rate of additional special interest increased to 1.00%. On August 14, 2006, we extended the offer to exchange the Senior Notes to October 20, 2006. We expect to file a post-effective amendment to the registration statement and complete the exchange as soon as practicable following the date we are current on our reporting requirements. We will cease paying additional special interest once the exchange offer is completed.

We made principal payments of $85 million, $90 million, $110 million and $80 million in the first, second, third and fourth quarters of 2005 respectively, and in the process satisfied a 1% per annum principal amortization requirement through fiscal year 2010 of $78 million, as well as $287 million of the $917 million principal amortization required for 2011. In March, May and June of 2006, we made additional principal repayments of $80 million, $40 million and $15 million, respectively.

As of December 31, 2005, we entered into interest rate swaps to fix the 3-month LIBOR interest rate on a total of $310 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.7% on $310 million through February 3, 2006; 3.8% on $200 million through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in the credit agreement, in addition to these interest rates. See Note 17 — Financial Instruments and Commodity Contracts for additional disclosure about our interest rate swaps and the effectiveness of these transactions. As of December 31, 2005, our fixed-to-variable rate debt ratio was 76:24.

In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 million floating rate long-term loan which was subsequently swapped into a 4.55% fixed rate KRW 71 billion loan and two long-term floating rate loans of $40 million (KRW 40 billion) and $25 million (KRW 25 billion) which were then swapped into fixed rate loans of 4.80% and 4.45%, respectively. In 2005, interest on other loans for $1 million (KRW 1 billion) ranged from 3.25% to 5.50% (2004: 3.00% to 5.50%). In February 2005, Novelis Korea entered into a $50 million floating rate long-term loan which was subsequently swapped into a 5.30% fixed rate KRW 51 billion loan. In October 2005, Novelis Korea entered into a $29 million (KRW 30 billion) long-term loan at a fixed rate of 5.75%. We were in compliance with all debt covenants related to the Korean bank loans as of December 31, 2005.

In May 2006, $19 million (KRW 19 billion) of the 5.30% fixed rate loan was refinanced into a short-term floating rate loan with an interest rate of 4.21% due June 30, 2006.

In connection with the spin-off, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and calls for fixed quarterly payments of 1.7 million CHF, which is equivalent to $1.3 million at the exchange rate as of December 31, 2005.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.8% and calls for fixed monthly payments of 0.1 million CHF, which is equivalent to $0.1 million at the exchange rate as of December 31, 2005.

Standard & Poor’s Ratings Service and Moody’s Investors Services currently assign our Senior Notes a rating of B and B1, respectively. Our credit ratings may be subject to revision or withdrawal at any time by the credit rating agencies, and each rating should be evaluated independently of any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade our ratings, we would likely be required to pay a higher interest rate in future financings, incur increased margin deposit requirements, and our potential pool of investors and funding sources could decrease.

As of December 31, 2005, we were in compliance with all the financial covenants in our debt agreements. However, reporting requirements under the loan agreements had not been met. See the discussion below under the caption “Impact of Late SEC Filings on our Debt Agreements.” See Note 10 — Long-Term Debt for more information on our credit facilities.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities for the years ended December 31, 2005, 2004 and 2003.

				2005	2004
	Year Ended December 31,			Versus	Versus
	2005	2004	2003	2004	2003
	($ in millions)

Proceeds from (advances on) loans receivable — net	$393	$874	$(1,210)	$(481)	$2,084
Capital expenditures	(178)	(165)	(189)	(13)	24
Proceeds from settlement of derivatives, less premiums paid to purchase derivatives	91	—	—	91	—
Other — net	19	17	22	2	(5)

Net cash provided by (used in) investing activities	$325	$726	$(1,377)	$(401)	$2,103

Proceeds from (advances on) loans receivable — net were mainly related to non-equity and non-operating interplant loans to support various requirements among and between the entities transferred to us in the spin-off and the entities Alcan retained. For 2005, $360 million represents proceeds received from Alcan in the settlement of the spin-off, to retire loans due to Novelis entities. For 2004 and 2003, all amounts were proceeds from or advances to Alcan.

The majority of our capital expenditures for the year ended December 31, 2005 were invested in projects devoted to product quality, technology, productivity enhancements and undertaking small projects to increase capacity.

We estimate that our annual capital expenditure requirements for items necessary to maintain comparable production, quality and market position levels (maintenance capital) will be between $100 million and $120 million, and that total annual capital expenditures are not expected to exceed $175 million.

The following table presents additional information regarding our capital expenditures, depreciation and reinvestment rate for each of the three years in the period ended December 31, 2005. Reinvestment rate is defined as capital expenditures expressed as a percentage of depreciation and amortization expense.

				2005	2004
	Year Ended December 31,			Versus	Versus
	2005	2004	2003	2004	2003
	($ in millions)

Capital expenditures	$178	$165	$189	13	(24)
Depreciation and amortization	230	246	222	(16)	24
Reinvestment rate	77%	67%	85%

Impact of Late SEC Filings on our Debt Agreements

As a result of the restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, and our review process, we delayed the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, this Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the first two quarters of 2006.

Senior Secured Credit Facility.  The terms of our $1,800 million senior secured credit facility require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the restatement and review, we obtained a series of waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. The fourth waiver and consent agreement, dated May 10, 2006, extended the filing deadline for this Annual Report on Form 10-K to September 29, 2006, and the Form 10-Q filing deadlines for the first, second and third quarters of 2006 to October 31, 2006, November 30, 2006, and December 29, 2006, respectively. These extended filing deadlines were subject to acceleration to 30 days after the receipt of an effective notice of default under the indenture governing our Senior Notes relating to our inability to timely file such periodic reports with the SEC. We received an effective notice of default with respect to this Annual Report on Form 10-K and our Form 10-Q for the first quarter of 2006 on July 21, 2006 causing these deadlines to accelerate to August 18, 2006. As a result, we entered into a fifth waiver and consent agreement, dated August 11, 2006, which again extended the filing deadline for this Annual Report on Form 10-K and our Form 10-Q for the first quarter of 2006 to September 18, 2006. Subsequent to the effective date of the fifth waiver and consent agreement, we also received an effective notice of default with respect to our Form 10-Q for the second quarter of 2006 on August 24, 2006. The fifth waiver and consent agreement extended the accelerated filing deadline caused as a result of the receipt of the effective notice of default with respect to our Form 10-Q for the second quarter of 2006 to October 22, 2006 (59 days after the receipt of any notice). The fifth waiver and consent agreement would also extend any accelerated filing deadline caused as a result of the receipt of an effective notice of default under the Senior Notes with respect to our Form 10-Q for the third quarter of 2006 to the earlier of 30 days after the receipt of any such notice of default and December 29, 2006.

Beginning with the fourth waiver and consent agreement, we agreed to a 50 basis point increase in the applicable margin on all current and future borrowings outstanding under our senior secured credit facility, and a 12.5 basis point increase in the commitment fee on the unused portion of our revolving credit facility. These increases will continue until we inform our lenders that we no longer need the benefit of the extended filing deadlines granted in the fifth waiver and consent agreement, at which time the fifth waiver and consent agreement will expire and obligate us to the filing requirements set forth in the senior secured credit facility and the fourth waiver and consent agreement.

We believe it is probable that we will file our Form 10-Q for the first quarter of 2006 by September 18, 2006 and our Form 10-Q for the second quarter of 2006 by October 22, 2006; however, there can be no assurance that we will be able to do so. If we are unable to file our Form 10-Q for the first and second quarters of 2006 by the applicable deadlines, we intend to seek additional waivers from the lenders under our senior secured credit facility to avoid an event of default under the facility. An event of default under the senior secured credit facility would entitle the lenders to terminate the senior secured credit facility and declare all or any portion of the obligations under the facility due and payable. If we were unable to timely file our Form 10-Qs for the first and second quarters of 2006 or obtain additional waivers, we would seek to refinance our senior secured credit facility using the $2,855 million commitment for financing facilities that we obtained from Citigroup Global Markets Inc. described below (the Commitment Letter).

Senior Notes.  Under the indenture governing the Senior Notes, we are required to deliver to the trustee a copy of our periodic reports filed with the SEC within the time periods specified by SEC rules. As a result of our receipt of effective notices of default from the trustee on July 21, 2006 with respect to this Annual Report on Form 10-K and our Form 10-Q for the first quarter of 2006 and on August 24, 2006 with respect to our Form 10-Q for the second quarter of 2006, we are required to file our Form 10-Q for the first quarter of 2006 by September 19, 2006 and our Form 10-Q for the second quarter of 2006 by October 23, 2006 in order to prevent an event of default. From June 22, 2006 to July 19, 2006, we solicited consents from the noteholders to a proposed amendment of certain provisions of the indenture and a waiver of defaults thereunder; however, we did not receive a sufficient number of consents and the consent solicitation lapsed. If we fail to file our Form 10-Qs for the first and second quarters of 2006 by the applicable deadlines, the trustee or holders of at least 25% in aggregate principal amount of the Senior Notes may elect to accelerate the maturity of the Senior Notes. We believe it is probable that we will file our Form 10-Qs for the first and second quarters of 2006 by the applicable deadlines; however, there can be no assurance that we will be able to do so. If we are unable to file our Form 10-Qs for the first and second quarters of 2006 by the applicable deadlines, we intend to amend the facility so we may refinance the Senior Notes utilizing the Commitment Letter, likely through a tender offer for the Senior Notes. We will obtain this refinancing from the lenders under our senior secured credit facility or, if we are unsuccessful in obtaining the necessary approvals from our lenders to refinance the Senior Notes, we intend to rely on the Commitment Letter to refinance the senior secured credit facility and repay the Senior Notes.

Commitment Letter.  On July 26, 2006, we entered into the Commitment Letter with Citigroup Global Markets Inc. (Citigroup) for backstop financing facilities totaling $2,855 million. Under the terms of the Commitment Letter, Citigroup has agreed that, in the event we are unable to cure the default under the Senior Notes by September 19, 2006, Citigroup will (a) provide loans in an amount sufficient to repurchase the Senior Notes, (b) use commercially reasonable efforts to obtain the requisite approval from the lenders under our senior secured credit facility for an amendment permitting these additional loans, and (c) in the event that such lender approval is not obtained, provide us with replacement senior secured credit facilities, in addition to the loans to be used to repay the Senior Notes.

We also intend to commence negotiations with our lenders, either separately or in connection with the potential amendments discussed above, in order to modify certain financial covenants under our senior secured credit facility. In particular, we expect it will be necessary to amend the financial covenant related to our interest coverage ratio in order to align this covenant with our current business outlook for the remainder of the 2006 fiscal year.

Refinancing and Amendment Risks.  Under any of the refinancing alternatives discussed above, we would incur significant costs and expenses, including professional fees and other transaction costs. We also anticipate that it will be necessary to pay significant waiver and amendment fees in connection with the potential amendments to our senior secured credit facility described above. In addition, if we are successful in refinancing any or all of our outstanding debt under the Commitment Letter, we are likely to experience an increase to the applicable interest rates over the life of any new debt in excess of our current interest rates, based on prevailing market conditions and our credit risk.

While we expect that funding will be available under the Commitment Letter to refinance our Senior Notes and/or our senior secured credit facility if necessary, if financing is not available under the Commitment Letter for any reason, we would not have sufficient liquidity to repay our debt. Accordingly, we would be required to negotiate an alternative restructuring or refinancing of our debt.

Any acceleration of the outstanding debt under the senior secured credit facility would result in a cross-default under our Senior Notes. Similarly, the occurrence of an event of default under our Senior Notes would result in a cross-default under the senior secured credit facility. Further, the acceleration of outstanding debt under our senior secured credit facility or our Senior Notes would result in defaults under other contracts and agreements, including certain interest rate and foreign currency derivative contracts, giving the counterparty to such contracts the right to terminate. As of June 30, 2006, we had out-of-the-money derivatives valued at approximately $86 million that the counterparties would have the ability to terminate upon the occurrence of an event of default.

We believe it is probable that we will file our Form 10-Q for the first quarter of 2006 by September 18, 2006 and our Form 10-Q for the second quarter of 2006 by October 22, 2006. Accordingly, we continue to classify the senior secured credit facility and our Senior Notes as long-term debt as of December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with SEC rules, the following qualify as off — balance sheet arrangements:

•	any obligation under certain guarantees or contracts;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	any obligation under certain derivative instruments; and

•	any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

The following discussion addresses each of the above items for our company.

We guarantee the trade payables to third parties of our variable interest entities and joint ventures. In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) which requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. Under FIN 45, there are four principal types of guarantees: financial guarantees, performance guarantees, indemnifications, and indirect guarantees of the indebtedness of others. Currently, we only issue indirect guarantees for the indebtedness of others. The guarantees may cover the following entities:

•	wholly-owned subsidiaries;

•	variable interest entities consolidated under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture which does not meet the consolidation tests under FASB Interpretation No. 46 (Revised).

In all cases, the indebtedness guaranteed is for trade payables to third parties.

Since we consolidate wholly-owned subsidiaries and variable interest entities in our financial statements, all liabilities associated with trade payables for these entities are already included in our consolidated and combined balance sheets.

The following table discloses our obligations under indirect guarantees of indebtedness as of December 31, 2005 (in millions).

	Maximum
	Potential Future	Liability	Assets Held
Type of Entity	Payment	Carrying Value	for Collateral

Wholly-Owned Subsidiaries	$14	$2	$—
Aluminium Norf GmbH	12	—	—

In 2004, we entered into a loan and a corresponding deposit-and-guarantee agreement for up to $90 million. As of December 31, 2005, this arrangement had a balance of $80 million. We do not include the loan or deposit amounts in our balance sheet as the agreements include a legal right of setoff.

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

As of December 31, 2005, we have derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. See Note 17 — Financial Instruments and Commodity Contracts to our consolidated and combined financial statements.

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and other commodity prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures. Alcan is the principal counterparty to our aluminum forward contracts and some of our aluminum options. In 2004, Alcan was also the principal counterparty to our forward exchange contracts. As described in Note 20 — Related Party Transactions, in 2004 and prior years, Alcan was considered a related party to us. However, subsequent to the spin-off, Alcan is no longer a related party, as defined in FASB Statement No. 57, Related Party Disclosures.

There have been no material changes in financial instruments and commodity contracts during 2005, except as noted below.

•	During the first quarter of 2005, we entered into U.S. dollar interest rate swaps totaling $310 million with respect to the Term Loan B in the U.S. and $766 million of cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million) with respect to intercompany loans to several European subsidiaries.

•	During the second quarter of 2005, we monetized the initial cross-currency interest rate swaps and replaced them with new cross-currency interest rate swaps maturing in 2015, totaling $712 million as of December 31, 2005 (Euro 475 million, GBP 62 million, CHF 35 million). We realized a gain of $45 million related to this transaction.

•	During the third quarter of 2005, we entered into cross-currency principal only swaps (Euro 89 million). The U.S. notional amount of these swaps was $108 million as of December 31, 2005. These swaps mature in 2006 and are designated as cash flow hedging instruments.

The fair values of our financial instruments and commodity contracts as of December 31, 2005 were as follows (in millions):

				Net Fair
As of December 31, 2005	Maturity Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$15	$(9)	$6
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency interest swaps	2006 through 2015	—	(24)	(24)
Aluminum forward contracts	2006 through 2009	87	(7)	80
Aluminum call options	Matures in 2006	109	—	109
Fixed price electricity contract	Matures in 2016	68	—	68

		284	(40)	244
Less: current portion(A)		194	(22)	172

		$90	$(18)	$72

(A)	Current portion as presented on our consolidated balance sheet. Remaining long-term portions of fair values are included in Other long-term assets and Other long-term liabilities on our consolidated balance sheet.

The fair values of our financial instruments and commodity contracts as of December 31, 2004 were as follows (in millions):

				Net Fair
As of December 31, 2004	Maturity Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2005 through 2009	$3	$(60)	$(57)
Interest rate swaps	Matures in 2007	—	(1)	(1)
Cross-currency interest swaps	2005 through 2007	—	(8)	(8)
Aluminum forward contracts	2005 through 2006	112	(8)	104
Aluminum call options	Matures in 2005	26	—	26
Embedded derivatives	Matures in 2005	—	(13)	(13)
Natural gas futures	Matures in 2005	—	(1)	(1)
Fixed price electricity contract	Matures in 2016	18	—	18

		159	(91)	68
Less: current portion(A)		156	(91)	65

		$3	$—	$3

(A)	Current portion as presented on our combined balance sheet. Remaining long-term portions of fair values are included in Other long-term assets and Other long-term liabilities on our combined balance sheet.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005 and 2004, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and post-retirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of December 31, 2005, based on undiscounted amounts. The future cash flows related to deferred income taxes and derivative contracts are not estimable and are therefore not included.

			2007-	2009-	2011 and
	Total	2006	2008	2010	Thereafter
	($ in millions)

Long-term debt(A)	$2,581	$28	$217	$1	$2,335
Interest on long-term debt(B)	1,313	170	333	318	492
Capital leases(C)	78	6	12	12	48
Operating leases(D)	57	14	20	11	12
Purchase obligations(E)	10,284	2,814	4,100	1,844	1,526
Unfunded pension plan benefits(F)	324	25	54	60	185
Other post-employment benefits(F)	78	7	14	14	43
Funded pension plans(F)	26	26	—	—	—

Total	$14,741	$3,090	$4,750	$2,260	$4,641

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)	Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect as of December 31, 2005 and includes the effect of current interest rate swap agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness, any additional “special interest” under the terms of our Senior Notes and additional costs related to consents and waivers.

(C)	Includes both principal and interest components of future minimum capital lease payments. Excluded from these amounts are insurance, taxes and maintenance associated with the property.

(D)	Includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. We do not have any operating leases with contingent rents. Excluded from these amounts are insurance, taxes and maintenance associated with the property.

(E)	Include agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of December 31, 2005. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)	Obligations for post-retirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, expected long-term rates of return on assets, rates of compensation increases, and healthcare cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2015. For funded pension plans, estimating the requirements beyond 2006 is not practical, as it depends on the performance of the plans’ investments, among other factors.

DIVIDENDS

On March 1, 2005, our board of directors approved the adoption of a quarterly dividend on our common shares. The following table shows information regarding dividends declared on our common shares during 2005 and 2006.

Declaration Date	Record Date	Dividend/Share	Payment Date

March 1, 2005	March 11, 2005	$0.09	March 24, 2005
April 22, 2005	May 20, 2005	$0.09	June 20, 2005
July 27, 2005	August 22, 2005	$0.09	September 20, 2005
October 28, 2005	November 21, 2005	$0.09	December 20, 2005
February 23, 2006	March 8, 2006	$0.09	March 23, 2006
April 27, 2006	May 20, 2006	$0.09	June 20, 2006

Future dividends are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness that would allow us to legally pay dividends and other relevant factors.

ENVIRONMENT, HEALTH AND SAFETY

We strive to be a leader in environment, health and safety (EHS). To achieve this, we, as part of Alcan, introduced a new EHS management system in 2003 which is a core component of our overall business management system.

Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001, an international occupational health and safety management standard. All of our facilities are expected to implement the necessary management systems to support ISO 14001 and OHSAS 18001 certifications. As of December 31, 2005, all 36 of our facilities worldwide were ISO 14001 certified, 34 facilities were OHSAS 18001 certified and 32 have dedicated quality improvement management systems.

Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $15 million in 2005. We expect these capital expenditures will be approximately $16 million in 2006. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $29 million in 2005, and are also expected to be $29 million in 2006. Generally, expenses for environmental protection are recorded in Cost of goods sold. However, significant remediation costs that are not associated with on-going operations are recorded in Selling, general and administrative expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated and combined financial statements which have been prepared in accordance with GAAP. In connection with the preparation of our consolidated and combined financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our consolidated and combined financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated and combined financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) allowances for sales discounts; (2) allowances for doubtful accounts; (3) inventory valuation allowances; (4) fair value of derivative financial instruments; (5) asset impairments, including goodwill; (6) depreciable lives of assets; (7) useful lives of intangible assets; (8) economic lives and fair value of leased assets; (9) income tax reserves and valuation allowances; (10) fair value of stock options; (11) actuarial assumptions related to pension and other post-retirement benefit plans; (12) environmental cost reserves; and (13) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates and assumptions used in the preparation of our consolidated and combined financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our estimates and assumptions on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Our significant accounting policies are discussed in Note 1 — Business and Summary of Significant Accounting Policies to our accompanying consolidated and combined financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Inventory
We carry our inventories at the lower of their cost or market value, reduced by allowances for excess and obsolete items. We use both the “average cost” and “first-in / first-out” methods to determine cost	A significant component of our inventory is aluminum. The market price of aluminum and scrap are subject to market price changes. During periods when market prices decline below book value, we may need to provide an allowance to reduce the carrying value of our inventory to its net realizable value. During periods when market prices increase we continue to state our inventories at the lower of their cost or market value.	If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. A decrease of $1 per tonne in the market price below our carrying value would result in a pre-tax charge and corresponding decline in inventory value of approximately $0.5 million.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Derivative Financial Instruments
Our operations and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, energy prices and interest rates. We use derivative financial instruments to manage commodity prices, foreign currency exchange rates and interest rate exposures, though not for speculative purposes. Derivatives we use are primarily commodity forward contracts, foreign currency forward contracts and interest rate swaps.	We are exposed to changes in aluminum prices through arrangements where the customer has received a fixed price commitment from us. We manage this risk by hedging future purchases of metal required for these firm commitments. In addition, we hedge a portion of our future production.

Short term exposures to changing foreign currency exchange rates occur due to operating cash flows denominated in foreign currencies. We manage this risk with currency exchange options, forward and swap contracts. Our most significant foreign currency exposures relate to the Euro, Brazilian Real and the Korean Won. We assess market conditions and determine an appropriate amount to hedge based on pre-determined policies.

We are exposed to changes in interest rates due to our financing, investing and cash management activities. We may enter into interest rate swap contracts to protect against our exposure to changes in future interest rates, which requires estimating in what direction and by how much rates will change, and deciding how much of the exposure to hedge.	To the extent that these exposures are not fully hedged, we are exposed to gains and losses when changes occur in the market price of aluminum. Hedges of specific arrangements and future production increase or decrease the fair value by $90.2 million for a 10% change in the market value of aluminum.

To the extent that operating cash flows are not fully hedged, we are exposed to foreign exchange gains and losses. In the event that we chose not to hedge a cash flow, an adverse movement in rates could impact our earnings and cash flows. The change in the fair value of the foreign currency hedge portfolio as of December 31, 2005 that would result from a 10% instantaneous appreciation or depreciation in foreign exchange rates would result in an increase or decrease of $74.8 million.

To the extent that we choose to hedge our interest costs, we are able to avoid the impacts of changing interest rates on our interest costs. In the event that we do not hedge a floating rate debt an adverse movement in market interest rates could impact our interest cost. As of December 31, 2005, a 10% change in the market interest rate would increase or decrease the fair value of our interest rate hedges by $1.8 million. A 12.5 basis point change in market interest rates would increase or decrease our unhedged interest cost on floating rate debt by $0.5 million.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Long-lived assets
Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable.

When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated, future net cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.	Our impairment loss calculations require management to apply judgments in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows.	Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of $7 million during the year ended December 31, 2005.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in FASB Statement No. 142, Goodwill and Intangible Assets, and test goodwill for impairment using a fair value approach, at the reporting unit level. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 31 of each year. Our intangible assets consist of acquired trademarks and both patented and non-patented technology and are amortized over 15 years. As of December 31, 2005, we do not have any intangible assets with indefinite useful lives.

We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable.	We have recognized goodwill in our Europe operating segment, which is also our reporting unit for purposes of performing our goodwill impairment testing. We determine the fair value of our reporting units using the discounted cash flow valuation technique, which requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.	We performed our annual testing for goodwill impairment as of October 31, 2005, using the methodology described herein, and determined that no goodwill impairment existed.

If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Retirement and Pension Plans
We account for our defined benefit pension plans and non-pension post-retirement benefit plans using actuarial models required by FASB Statements No. 87, Employers’ Accounting for Pensions, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, respectively. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Additionally, gains and losses are amortized over the group’s service lifetime. The average remaining service lives of the employee plan is 14.3 years. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

Our pension obligations relate to funded defined benefit pension plans we have established in the United States, Canada and the United Kingdom, unfunded pension benefits primarily in Germany, and lump sum indemnities payable upon retirement to employees of businesses in France, Korea, Malaysia and Italy. Pension benefits are generally based on the employee’s service and either on a flat dollar rate or on the highest average eligible compensation before retirement. In addition, some of our entities participate in defined benefit plans managed by Alcan in the U.S., the U.K. and Switzerland.	All net actuarial gains and losses are amortized over the expected average remaining service life of the employees. The costs and obligations of pension and other postretirement benefits are calculated based on assumptions including the long-term rate of return on pension assets, discount rates for pension and other postretirement benefit obligations, expected service period, salary increases, retirement ages of employees and health care cost trend rates. These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control. The two most significant assumptions used to calculate the obligations in respect of the net employee benefit plans are the discount rates for pension and other postretirement benefits, and the expected return on assets. The discount rate for pension and other postretirement benefits is the interest rate used to determine the present value of benefits. It is based on spot rate yield curves and individual bond matching models for pension plans in Canada and the U.S., and on published long-term high quality corporate bond indices for pension plans in other countries, at the end of each fiscal year. In light of the average long duration of pension plans in other countries, no adjustments were made to the index rates. The weighted average discount rate used to determine the benefit obligation was 5.1% as of December 31, 2005, compared to 5.4% for 2004 and 5.8% for 2003. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation in the previous year.	An increase in the discount rate of 0.5%, assuming inflation remains unchanged, will result in a decrease of $67 million in the pension and other postretirement obligations and in a decrease of $9 million in the net periodic benefit cost. A decrease in the discount rate of 0.5%, assuming inflation remains unchanged, will result in an increase of $74 million in the pension and other postretirement obligations and in an increase of $10 million in the net periodic benefit cost. The calculation of the estimate of the expected return on assets is described in Note 15 — Post-Retirement Plans to our consolidated and combined financial statements. The weighted average expected return on assets was 7.4% for 2005, 8.3% for 2004 and 8.0% for 2003. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% will result in a variation of approximately $2 million in the net periodic benefit cost.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Income Taxes
We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Contingent tax liabilities must be accounted for separately from deferred tax assets and liabilities. FASB Statement No. 5, Accounting for Contingencies is the governing standard for contingent liabilities. It must be probable that a contingent tax benefit will be sustained before the contingent benefit is recognized for financial reporting purposes.	The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2005 aggregating $73 million against such assets based on our current assessment of future operating results and these other factors.	Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, and we may be exposed to gains or losses that could be material.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Assessment of Loss Contingencies
We have legal and other contingencies, including environmental liabilities, which could result in significant losses upon the ultimate resolution of such contingencies.

Environmental liabilities that are not legal asset retirement obligations are accrued on an undiscounted basis when it is probable that a liability exists for past events.	We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events.	If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingency.

RECENT ACCOUNTING STANDARDS

In November 2004, FASB issued FASB Statement No. 151, Inventory Cost, which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, FASB Statement No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. The new standard is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We will adopt the FASB Statement No. 151 on January 1, 2006, and we do not expect its adoption to have a material effect on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123). FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted the fair value based method of accounting for share-based payments effective January 1, 2004 using the retroactive restatement method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes valuation model to estimate the value of stock options granted to employees. We expect to adopt FASB Statement No. 123(R) on January 1, 2006 and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period in accordance with FASB 123.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)”. EITF Issue No. 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The Task Force also specifies the accounting for government subsidies related to these arrangements. EITF Issue No. 05-5 is effective in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 05-5 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of the fiscal year, provided an enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the Interpretation’s potential impact on our financial position, results of operations, and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our financial position, results of operations or cash flows or do not apply to our operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in commodity prices (aluminum, electricity and natural gas), foreign currency exchange rates and interest rates that could impact our results of operations and financial condition.

Prior to the spin-off, Alcan managed these types of risks on our behalf as part of its group-wide management of market risks. The derivative financial instruments included in the historical combined financial statements indicate the extent of our involvement in such instruments, but are not necessarily indicative of what our exposure to market risk through the use of derivatives would have been as a stand-alone company.

As a stand-alone company, we manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only, and not for speculative purposes. Except where noted, the derivative contracts are marked-to-market and the related gains and losses are included in income in the current accounting period. Typically, gains and losses on these contracts are offset by the opposite effect of movements in the underlying business transactions.

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in our balance sheet.

The decision whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions and the relative costs of the instruments. The duration is always linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

Commodity Price Risks

We have commodity price risk with respect to purchases of certain raw materials including aluminum, electricity and natural gas.

Aluminum

We undertake aluminum forward and option contracts in order to match our anticipated future net sales with future metal purchases required to support firm sales commitments we have to our customers. Consequently, the gain or loss resulting from movements in the price of aluminum on these contracts would generally be offset by an equal and opposite impact on the net sales and purchases being hedged.

Most aluminum rolled products are priced in two components: (i) an aluminum price component based on the LME quotation plus a local market premium, and (ii) a “margin over metal” or conversion charge based on the competitive market price of the product. As a consequence, the aluminum price risk exposure is largely absorbed by the customer. In situations where we offer customers fixed prices for future delivery of our products, we may enter into derivative instruments for the metal inputs in order to protect the profit on the conversion of the product. In addition, sales contracts currently representing approximately 20% of our total annual net sales provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these strategies have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. These two strategies are referred to as our internal hedges. While we believe that our primary aluminum production continues to provide the expected benefits during this sustained period of high LME prices, the recycling operations are providing less internal hedge benefit than expected. LME metal prices and other market issues have resulted in higher than expected prices of UBCs thus compressing the internal hedge benefit we receive from this strategy.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options on projected aluminum volume requirements above our assumed internal hedge position. Derivatives can be very costly; therefore, we balance this cost with the benefits provided by the particular instrument before we purchase it. To date, we have not purchased call options to hedge our exposure to the metal price ceilings beyond 2006.

Sensitivities

The following table presents the estimated potential effect on the fair market values of these derivatives given a 10% change in the three-month LME price.

	Change in	Change in
	Rate/Price	Fair Value
		(In millions)

Aluminum Call Options	10%	$49.4
Aluminum Forward Contracts	10%	40.8

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In 2005, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. NSA has its own hydroelectric facilities that meet approximately 25% of its total electricity requirements for smelting operations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts.

Rising energy costs worldwide, due to the volatility of supply and international and geopolitical events, expose us to reduced profits as such changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

We have an existing long-term supply contract for certain electricity costs at fixed rates and have hedged our natural gas needs through future contracts.

Sensitivities

The following table presents the estimated potential effect on the fair market values of these derivatives given a 10% change in spot prices for energy contracts.

	Change in	Change in
	Rate/Price	Fair Value
		(In millions)

Electricity	10%	$14.3
Natural Gas	10%	0.9

Foreign Currency Exchange Risks

Exchange rate movements, particularly the euro, the Canadian dollar, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe and Korea, where we have local currency conversion prices and operating costs, we benefit as the euro and Korean won strengthen, but are adversely affected as the euro and Korean won weaken. In Korea, a significant portion of the conversion prices for exports is U.S. dollar driven. In Canada and Brazil, we have operating costs denominated in local currency while our functional currency is the U.S. dollar. As a result we benefit from a weakening in local currencies against the dollar but, conversely, are disadvantaged if local currencies strengthen. In Brazil, this is partially offset by sales that are denominated in the Brazilian real. In Europe and Korea where the local currency is also the functional currency, certain revenues, operating costs and debt are denominated in U.S. dollars. Foreign currency contracts may be used to hedge these economic exposures.

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1- Business and Summary of Significant Accounting Policies and Note 17 — Financial Instruments and Commodity Contracts to our consolidated and combined financial statements.

It is our policy to minimize functional currency exposures within each of our key regional operating segments. As such, the majority of our foreign currency exposures are from either forecasted net sales or forecasted purchase commitments in non-functional currencies. The company’s most significant non-U.S. Dollar functional currency operating segments are Novelis Europe and Novelis Asia, which have the Euro and the Korean Won as their functional currencies, respectively. Novelis South America is U.S. Dollar functional with Brazilian Real transactional exposure.

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. Dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the shareholders’ equity section of our consolidated and combined balance sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. Dollars depending upon whether the U.S. Dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. Dollars.

Sensitivities

The following table presents the estimated potential effect on the fair market values of these derivatives given a 10% change in rates.

	Change in	Change in
Currency Measured Against the U.S. Dollar	Rate	Fair Value
		(In millions)

Euro	10%	$38.7
Korean won	10%	34.2
Brazilian Real	10%	1.9

Loans and investments in European operations have been hedged by cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million). Loans from European operations have been hedged by cross-currency principal only swaps (Euro 89 million). The principal only swaps are accounted for as cash flow hedges.

The following table presents the estimated potential effect on the fair market values of these derivatives given a 10% change in rates.

	Change in	Change in
Currency Measured Against the U.S. Dollar	Rate	Fair Value
		(In millions)

Euro	10%	$64.5

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on the $935 million of variable rate Term Loan B debt that has not been swapped into fixed interest rates as of December 31, 2005, our annual net income would be reduced by $0.5 million.

As of December 31, 2005, approximately 75.7% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. We have entered into interest rate swaps to fix the interest rate on $310 million of the Novelis Corporation floating rate Term Loan B. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 10 — Long-Term Debt to our consolidated and combined financial statements in this Annual Report on Form 10-K for further information.

Sensitivities

The following table presents the estimated potential effect on the fair market values of these derivatives given a 10% change in rates.

	Change in	Change in
Interest Rate Swap Contracts	Rate	Fair Value
		(In millions)

North America	10%	$1.3
Asia	10%	0.5

Item 8.	Financial Statements and Supplementary Data

Management’s Responsibility Report

Novelis’ management is responsible for the preparation, integrity and fair presentation of the financial statements and other information used in this Annual Report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include, where appropriate, estimates based on the best judgment of management. Financial and operating data elsewhere in the Annual Report are consistent with that contained in the accompanying financial statements.

Novelis’ policy is to maintain effective disclosure controls and procedures and internal control over financial reporting. Such systems are designed to provide reasonable assurance that the financial information is accurate and reliable and that Company assets are adequately accounted for and safeguarded. The Board of Directors oversees the Company’s system of internal accounting, administrative and disclosure controls through its Audit Committee, which is comprised of directors who are not employees. The Audit Committee meets regularly with representatives of the Company’s independent auditors and management, including internal audit staff, to satisfy themselves that Novelis’ policy is being followed. The Audit Committee has appointed PricewaterhouseCoopers LLP as the independent auditors.

The financial statements have been reviewed by the Audit Committee and, together with the other required information in this Annual Report, approved by the Board of Directors. In addition, the financial statements have been audited by PricewaterhouseCoopers LLP, whose reports are provided below.

/s/ Brian W. Sturgell BRIAN W. STURGELL President and Chief Executive Officer	/s/ Rick Dobson RICK DOBSON Senior Vice President and Chief Financial Officer

August 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated and combined statements of income and comprehensive income (loss), shareholders’/invested equity and cash flows present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Atlanta, Georgia

August 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Novelis Inc.:

In our opinion, the accompanying combined balance sheet and related combined statements of income, invested equity and cash flows present fairly, in all material respects, the financial position of the Novelis Group as described in Note 1, at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Novelis Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chartered Accountants

Montreal, Quebec, Canada
March 24, 2005, except as to Note 23 and Note 25, which are as of August 3, 2005

Novelis Inc.

Consolidated and Combined Statements of Income and Comprehensive Income (Loss)

	Year Ended December 31,
	2005	2004	2003
	(In millions, except per share amounts)

Net sales	$8,363	$7,755	$6,221

Cost of goods sold (exclusive of depreciation and amortization shown below)	7,570	6,856	5,482
Selling, general and administrative expenses	352	289	255
Litigation settlement — net of insurance recoveries	40	—	—
Provision for depreciation and amortization	230	246	222
Research and development expenses	41	58	62
Restructuring charges	10	20	8
Impairment charges on long-lived assets	7	75	4
Interest expense and amortization of debt issuance costs — net	194	48	33
Equity in net income of non-consolidated affiliates	(6)	(6)	(6)
Other income — net	(299)	(62)	(49)

	8,139	7,524	6,011

Income before provision for taxes on income, minority interests’ share and cumulative effect of accounting change	224	231	210
Provision for taxes on income	107	166	50

Income before minority interests’ share and cumulative effect of accounting change	117	65	160
Minority interests’ share	(21)	(10)	(3)

Net income before cumulative effect of accounting change	96	55	157
Cumulative effect of accounting change — net of tax	(6)	—	—

Net income	90	55	157

Other comprehensive income (loss) — net of tax
Currency translation adjustment	(155)	30	102
Change in minimum pension liability	(17)	(26)	1

Other comprehensive income (loss) — net of tax	(172)	4	103

Comprehensive income (loss)	$(82)	$59	$260

Earnings per share:
— Basic:
Net income before cumulative effect of accounting change	$1.29	$0.74	$2.12
Cumulative effect of accounting change — net of tax	(0.08)	—	—

Net income per share — basic	$1.21	$0.74	$2.12

— Diluted:
Net income before cumulative effect of accounting change	$1.29	$0.74	$2.11
Cumulative effect of accounting change — net of tax	(0.08)	—	—

Net income per share — diluted	$1.21	$0.74	$2.11

Dividends per common share	$0.36	$—	$—

Supplemental information for 2005 only:
Net income attributable to the consolidated and combined results of Novelis from January 6 to December 31, 2005 — increase to Retained earnings	$119
Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment	(29)

Net income	$90

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

Consolidated and Combined Balance Sheets

	As of December 31,
	2005	2004
	(In millions, except number of shares)

ASSETS
Current assets
Cash and cash equivalents	$100	$31
Accounts receivable (net of allowances of $26 in 2005 and $33 in 2004)
— third parties	1,098	770
— related parties	33	798
Inventories	1,128	1,226
Prepaid expenses and other current assets	66	36
Current portion of fair value of derivative contracts
— third parties	194	22
— related parties	—	134
Deferred income tax assets	8	—

Total current assets	2,627	3,017
Property and equipment — net	2,160	2,347
Goodwill	211	256
Intangible assets — net	21	27
Investment in and advances to non-consolidated affiliates	144	122
Fair value of derivative contracts — net of current portion	90	3
Deferred income tax assets	21	12
Other long-term assets
— third parties	131	66
— related parties	71	104

Total assets	$5,476	$5,954

LIABILITIES AND SHAREHOLDERS’/INVESTED EQUITY
Current liabilities
Current portion of long-term debt
— third parties	$3	$1
— related parties	—	290
Short-term borrowings
— third parties	27	229
— related parties	—	312
Accounts payable
— third parties	866	492
— related parties	38	342
Accrued expenses and other current liabilities	641	425
Deferred income tax liabilities	26	1

Total current liabilities	1,601	2,092
Long-term debt — net of current portion
— third parties	2,600	139
— related parties	—	2,307
Deferred income tax liabilities	186	249
Accrued post-retirement benefits	305	284
Other long-term liabilities	192	188

	4,884	5,259

Commitments and contingencies
Minority interests in equity of consolidated affiliates	159	140

Shareholders’/invested equity
Preferred stock, no par value; unlimited number of first preferred and second preferred shares authorized; none issued and outstanding	—	—
Common stock, no par value; unlimited number of shares authorized; 74,005,649 shares issued and outstanding as of December 31, 2005	—	—
Additional paid-in capital	425	—
Retained earnings	92	—
Accumulated other comprehensive income (loss)	(84)	88
Owner’s net investment	—	467

Total shareholders’/invested equity	433	555

Total liabilities and shareholders’/invested equity	$5,476	$5,954

The accompanying notes to the consolidated and combined financial statements are an integral part of these balance sheets.

Novelis Inc.

Consolidated and Combined Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(In millions)

OPERATING ACTIVITIES
Net income	$90	$55	$157
Adjustments to determine net cash provided by operating activities:
Cumulative effect of accounting change — net of tax	6	—	—
Depreciation and amortization	230	246	222
Net (gains) losses on change in fair market value of derivatives	(269)	(69)	(20)
Litigation settlement — net of insurance recoveries	40	—	—
Deferred income taxes	30	97	(20)
Amortization of debt issuance costs	17	—	—
Provision for uncollectible accounts	3	6	4
Equity in net income of non-consolidated affiliates	(6)	(6)	(6)
Minority interests’ share of net income	21	10	3
Impairment charges on long-lived assets	7	75	4
Stock-based compensation	3	2	2
Gain on sales of businesses and investments and assets — net	(17)	(5)	(28)
Changes in assets and liabilities (net of effects from acquisitions)
Accounts receivable
— third parties	(91)	(94)	4
— related parties	(1)	72	190
Inventories	52	(144)	(18)
Prepaid expenses and other current assets	18	(4)	(3)
Other long-term assets	(13)	(7)	(28)
Accounts payable
— third parties	144	(7)	34
— related parties	2	40	(46)
Accrued expenses and other current liabilities	167	(14)	(63)
Accrued post-retirement benefits	13	(42)	43
Other long-term liabilities	(1)	29	5
Other — net	4	(32)	8

Net cash provided by operating activities	449	208	444

INVESTING ACTIVITIES
Capital expenditures	(178)	(165)	(189)
Proceeds from sales of assets	19	17	33
Investment in and advances to non-consolidated affiliates	—	—	(11)
Proceeds from (advances on) loans receivable — net
— third parties	19	—	—
— related parties	374	874	(1,210)
Premiums paid to purchase derivative instruments	(57)	—	—
Net proceeds from settlement of derivative instruments	148	—	—

Net cash provided by (used in) investing activities	325	726	(1,377)

(continued)

Novelis Inc.

Consolidated and Combined Statements of Cash Flows — (Continued)

	Year Ended December 31,
	2005	2004	2003
	(In millions)

FINANCING ACTIVITIES
Proceeds from issuance of new debt
— third parties	2,779	575	500
— related parties	—	1,561	471
Principal repayments
— third parties	(1,822)	(993)	—
— related parties	(1,180)	(5)	—
Short-term borrowings — net
— third parties	(145)	(774)	577
— related parties	(302)	221	(29)
Dividends — common shareholders	(27)	—	—
Dividends — minority interests	(7)	(4)	—
Net receipts from (payments to) Alcan	72	(1,512)	(592)
Debt issuance costs	(71)	—	—

Net cash provided by (used in) financing activities	(703)	(931)	927

Net increase (decrease) in cash and cash equivalents	71	3	(6)
Effect of exchange rate changes on cash balances held in foreign currencies	(2)	1	2
Cash and cash equivalents — beginning of year	31	27	31

Cash and cash equivalents — end of year	$100	$31	$27

Supplemental disclosures of cash flow information:
Interest paid	$153	$76	$41
Income taxes paid	39	70	19
Principal payments on capital lease obligations (included in principal repayments — third parties)	3	—	—
Supplemental schedule of non-cash investing and financing activities relating to the spin-off transaction and post-closing adjustments (2005 only):
Other receivables	$433
Short-term borrowings — related parties	(57)
Long-term debt — related parties	32
Capital lease obligation	52
Additional paid-in capital	(109)
Supplemental schedule of non-cash transaction (Pechiney acquisition):
Assets	$8	$(197)	$(298)
Liabilities	—	28	170

Net assets allocated to us from Alcan	$8	$(169)	$(128)

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

Consolidated and Combined Statements of Shareholders’/Invested Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Owner’s Net
	Shares	Amount	Capital	Earnings	Income (Loss)	Investment	Total
	(In millions, except number of common shares, which is in thousands)

Balance as of December 31, 2002	—	$—	$—	$—	$(19)	$2,200	$2,181
2003 Activity:
Net income						157	157
Transfers (to) / from Alcan — net						(467)	(467)
Currency translation adjustment					102		102
Change in minimum pension liability					1		1

Balance as of December 31, 2003	—	—	—	—	84	1,890	1,974
2004 Activity:
Net income						55	55
Transfers (to) / from Alcan — net						(1,478)	(1,478)
Currency translation adjustment					30		30
Change in minimum pension liability					(26)		(26)

Balance as of December 31, 2004	—	—	—	—	88	467	555
2005 Activity:
January 1 to January 5, 2005 — Net loss						(29)	(29)

Adjusted Invested equity at spin-off date — January 6, 2005	—	—	—	—	88	438	526
Issuance of common stock in connection with the spin-off	73,989	—	438			(438)	—
Spin-off settlement and post-closing adjustments			(6)				(6)
Issuance of common stock in connection with stock plans	17	—					—
January 6 to December 31, 2005 — Net income				119			119
Currency translation adjustment					(155)		(155)
Change in minimum pension liability					(17)		(17)
Dividends on common shares ($0.36 per share)				(27)			(27)
Dividends on preferred shares of consolidated affiliates			(7)				(7)

Balance as of December 31, 2005	74,006	$—	$425	$92	$(84)	$—	$433

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements

1.	Business and Summary of Significant Accounting Policies

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of December 31, 2005, we had operations on four continents: North America; South America; Asia; and Europe, through 36 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise.

On May 18, 2004, Alcan Inc. (Alcan) announced its intention to transfer its rolled products businesses into a separate company and to pursue a spin-off of that company to its shareholders. The rolled products businesses were managed under two separate operating segments within Alcan — Rolled Products Americas and Asia, and Rolled Products Europe. On January 6, 2005, Alcan and its subsidiaries contributed and transferred to Novelis substantially all of the aluminum rolled products businesses operated by Alcan, together with some of Alcan’s alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four rolling facilities in Europe whose end-use markets and customers were similar.

The spin-off occurred on January 6, 2005 following approval by Alcan’s board of directors and shareholders, and legal and regulatory approvals. Alcan shareholders received one Novelis common share for every five Alcan common shares held. Our common shares began trading on a “when issued” basis on the Toronto (TSX) and New York (NYSE) stock exchanges on January 6, 2005, with a distribution record date of January 11, 2005. “Regular Way” trading began on the TSX on January 7, 2005, and on the NYSE on January 19, 2005.

We have determined that, under the rules and regulations promulgated by the United States Securities and Exchange Commission (SEC), as of February 27, 2006, a majority of our outstanding shares were directly or indirectly held by U.S. residents and, accordingly, we ceased to qualify as a foreign private issuer. We are now a domestic issuer for purposes of the Securities Exchange Act of 1934, as amended.

In 2004 and prior, Alcan was considered a related party due to its parent-subsidiary relationship with the Novelis entities. Following the spin-off, Alcan is no longer a related party as defined in Financial Accounting Standards Board (FASB) Statement No. 57, Related Party Disclosures (Refer to Note 20 — Related Party Transactions).

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters, which are expected to be carried out by the parties by the end of 2006. These adjustments, for the most part, have been and will be recognized as changes to Shareholders’/invested equity and include items such as working capital, pension assets and liabilities, and adjustments to opening balance sheet accounts.

Agreements between Novelis and Alcan

We have entered into various agreements with Alcan including the use of transitional and technical services, the supply of Alcan’s metal and alumina, the licensing of certain of Alcan’s patents, trademarks and

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

other intellectual property rights, and the use of certain buildings, machinery and equipment, technology and employees at certain facilities retained by Alcan, but required in our business.

Basis of Presentation and Combination: Pre-Spin-off

The combined balance sheet as of December 31, 2004 and the combined financial statements for the years ended December 31, 2004 and 2003 (historical combined financial statements) have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us, and were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) on a carve-out accounting basis. Management believes the assumptions underlying the historical combined financial statements, including the allocations described below, are reasonable. However, the historical combined financial statements included herein may not necessarily reflect our financial position, results of operations and cash flows or what our past financial position, results of operations and cash flows would have been had we been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the historical combined financial statements, includes the accumulated earnings of the businesses as well as net cash transfers related to cash management functions performed by Alcan.

The financial results for the period from January 1 to January 5, 2005 represent our combined results of operations and cash flows on a carve-out accounting basis, prior to our spin-off from Alcan, and are included in our consolidated and combined financial statements for the year ended December 31, 2005. The consolidated balance sheet as of December 31, 2005 and the results for the period from January 6 (the date of the spin-off) to December 31, 2005 present our financial position, results of operations, and cash flows as a stand-alone entity.

As we operated as a part of Alcan and were not a stand-alone company prior to 2005, our historical combined financial statements include allocations of certain Alcan expenses, assets and liabilities, including the items described below.

General Corporate Expenses

The general corporate expense allocations are primarily for human resources, legal, treasury, insurance, finance, internal audit, strategy and public affairs, and amounted to $34 million and $24 million for the years ended December 31, 2004 and 2003, respectively. Total corporate office costs, including the amounts allocated, amounted to $49 million and $36 million for the years ended December 31, 2004 and 2003, respectively.

Alcan allocated these general corporate expenses to us based on average head count and capital employed. Capital employed represents Total assets less Total current liabilities (excluding current portion of long-term debt and short-term borrowings), Accrued post-retirement benefits and Other long-term liabilities.  These allocations are reported in Selling, general and administrative expenses in the historical combined financial statements for the years ended December 31, 2004 and 2003. The costs allocated are not necessarily indicative of the costs that would have been incurred had we performed these functions as a stand-alone company, nor are they indicative of costs that will be incurred in the future.

Following the spin-off, we performed the majority of these functions with our own resources or through purchased services, with some services provided by Alcan on an interim basis. As of June 30, 2006, the majority of the approximately 130 transitional service agreements between Alcan and Novelis have ended.

Interest Expense and Amortization of Debt Issuance Costs — net

Historically, Alcan provided intercompany financing to us and incurred third party debt at the parent level. This financing is recognized in the combined balance sheet as of December 31, 2004 as amounts due to Alcan within Short-term borrowings — related parties and Long-term debt — related parties (including the

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

current portion thereof) and is interest-bearing as described in Note 20 — Related Party Transactions. As a result of this arrangement, the historical combined financial statements for the years ended December 31, 2004 and 2003 do not include interest expense (or interest payable) at third party rates.

Prior to and following the spin-off from Alcan, we obtained short and long-term financing from third parties. Interest charged on all short-term borrowings and long-term debt is included in Interest expense and amortization of debt issuance costs — net in the accompanying consolidated and combined statements of income.

Basis of Presentation and Consolidation: Post Spin-off

Beginning January 6, 2005, the accompanying consolidated and combined financial statements of Novelis and its subsidiaries include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest.

As of December 31, 2005, we had investments in six partially-owned subsidiaries, which include two corporations, one limited liability corporation, one general partnership, one public limited company and one unincorporated joint venture, in which Novelis Inc. or one of our subsidiaries is a shareholder, general or limited partner, managing member, or venturer, as applicable.

To determine if partially owned affiliates should be consolidated, we evaluate them in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (EITF) Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights”, to determine whether the rights held by other investors constitute “important rights” as defined therein.

For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements were modified on or subsequent to June 29, 2005, we evaluate partially owned subsidiaries and joint ventures held in partnership form using the guidance in EITF Issue No. 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”, which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should include it in consolidation.

In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, was issued. It was revised in December 2003 by FASB Interpretation No. 46 (Revised), which addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. In 2004, we determined we were the primary beneficiary of Logan Aluminum Inc. (Logan), a variable interest entity. As a result, the consolidated and combined balance sheets as of December 31, 2005 and 2004 include the assets and liabilities of Logan. Logan is a joint venture that manages a tolling arrangement for Novelis and a third party. At the date of adoption of FASB Interpretation No. 46 (Revised), January 1, 2004, we recorded assets of $38 million and liabilities of $38 million related to Logan that were previously not recorded on our balance sheet. Prior periods were not restated.

For partially-owned subsidiaries or joint ventures held in corporate form, we utilize the guidance of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights”. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation that inhibit our ability to control the corporation, including substantive veto rights, we will not include the entity in consolidation.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated and combined financial statements for consolidated entities, compared to a two-line presentation of equity method investments and earnings.

We use the cost method to account for our investments in entities that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at the lower of their cost or fair value.

We eliminate all significant intercompany accounts and transactions from our financial statements.

Certain reclassifications of prior years’ amounts have been made to conform to the presentation adopted for the current year.

2005 Out-of-Period Adjustments — Net of Tax

During the preparation of our financial statements for the year ended December 31, 2005, we identified errors in our combined financial statements for the year ended December 31, 2004 and for prior periods. These errors, net of tax, primarily related to: (1) the overstatement of tax expense of approximately $9.3 million because we did not properly exclude the impact of inflation indexing of certain long-lived assets in South America; (2) the improper deferral of approximately $6.5 million of gains from the settlement of certain derivative instruments primarily in Europe and South America; (3) the understatement of approximately $5.7 million of option premium expense in North America; (4) the understatement of approximately $4.1 million of various working capital and employee-related accruals primarily in North America and Europe, (5) the improper calculation and understatement of approximately $1.8 million of income tax expense related to various tax matters primarily in Europe and South America, (6) understated accruals of approximately $3.5 million related to certain labor claims in South America and (7) certain other miscellaneous items approximating a net amount of $0.7 million in overstated expenses. In total, the net impact of these corrections increased 2005 Net income by $1.4 million for the year ended December 31, 2005. We do not believe these adjustments are material, individually or in the aggregate, to our financial position, results of operations or cash flows for the year ended December 31, 2005 or to any prior periods’ annual or quarterly financial statements. As a result, we have not restated any prior period amounts.

These adjustments are summarized as follows:

Effect on 2005 Net income — increase/(decrease)

		$ in millions

(1)	Overstatement of tax expense related to improper asset indexation in South America	$9.3
(2)	Improper deferral of gains from the settlement of certain derivative instruments primarily in Europe and South America	6.5
(3)	Understatement of option premium expense in North America	(5.7)
(4)	Understatement of various accruals primarily in North America and Europe	(4.1)
(5)	Improper calculation of certain tax expenses primarily in Europe and South America	(1.8)
(6)	Understatement of accruals for labor claims in South America	(3.5)
(7)	Other miscellaneous items	0.7

	Net increase to 2005 Net income	$1.4

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Cumulative Effect of Accounting Change

On December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. As a result of our adoption of FASB Interpretation No. 47, we identified conditional retirement obligations primarily related to environmental contamination of equipment and buildings at certain of our plant and administrative sites in North America, South America, Asia and Europe. See Note 6 — Property, Plant and Equipment.

Use of Estimates and Assumptions

The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) allowances for sales discounts; (2) allowances for doubtful accounts; (3) inventory valuation allowances; (4) fair value of derivative financial instruments; (5) asset impairments, including goodwill; (6) depreciable lives of assets; (7) useful lives of intangible assets; (8) economic lives and fair value of leased assets; (9) income tax reserves and valuation allowances; (10) fair value of stock options; (11) actuarial assumptions related to pension and other post-retirement benefit plans; (12) environmental cost reserves; and (13) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated and combined financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Risks and Uncertainties

We are exposed to a number of risks in the normal course of our operations that could potentially affect our financial position, results of operations, and cash flows.

Laws and regulations

We operate in an industry that is subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as Superfund and comparable state laws, impose joint and several liability for the cost of environmental remediation, natural resource damages, third-party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment.

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third-party locations and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close, divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Currently, we are involved in a number of compliance

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

efforts, remediation activities and legal proceedings concerning environmental matters, including certain activities and proceedings arising under Superfund and comparable state laws.

We have established reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital expenditures, any of which could have a material adverse effect on our financial position or results. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell a property, receive full value for a property or use a property as collateral for a loan.

Some of our current and potential operations are located or could be located in or near communities that may regard such operations as having a detrimental effect on their social and economic circumstances. Environmental laws typically provide for participation in permitting decisions, site remediation decisions and other matters. Concern about environmental justice issues may affect our operations. Should such community objections be presented to government officials, the consequences of such a development may have a material adverse impact upon the profitability or, in extreme cases, the viability of an operation. In addition, such developments may adversely affect our ability to expand or enter into new operations in such location or elsewhere and may also have an effect on the cost of our environmental remediation projects.

We use a variety of hazardous materials and chemicals in our rolling processes, as well as in our smelting operations in Brazil and in connection with maintenance work on our manufacturing facilities. Because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims or removal or re-treatment of such substances. Certain of our current and former facilities incorporate asbestos-containing materials, a hazardous substance that has been the subject of health-related claims for occupation exposure. In addition, although we have developed environmental, health and safety programs for our employees, including measures to reduce employee exposure to hazardous substances, and conduct regular assessments at our facilities, we are currently, and in the future may be, involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of occupational exposure to substances at our current or former facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our financial position, results of operations and cash flows could be adversely affected.

Materials and labor

In the aluminum rolled products industry, our raw materials are subject to continuous price volatility. We may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of higher raw material costs, other than metal, through productivity improvements, which may cause our profitability to decline. In addition, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we could be exposed to fluctuations in raw materials prices, including metal, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our financial position, results of operations, and cash flows. Significant

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

price increases may result in our customers’ substituting other materials, such as plastic or glass, for aluminum or switch to another aluminum rolled products producer, which could have a material adverse effect on our financial position, results of operations, and cash flows.

We consume substantial amounts of energy in our rolling operations, our cast house operations and our Brazilian smelting operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including, but not limited to (a) increases in the cost of natural gas; (b) increases in the cost of supplied electricity or fuel oil related to transportation, (c) interruptions in energy supply due to equipment failure or other causes; and (d) the inability to extend energy supply contracts upon expiration on economical terms. A significant increase in energy costs or disruption of energy supplies or supply arrangements could have a material impact on our financial position, results of operations, and cash flows.

Approximately 75 percent of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. Approximately 28 percent of our labor force is covered by collective bargaining agreements that will expire during the year ended December 31, 2006. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial position, results of operations, and cash flows.

Geographic markets

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including Brazil, Korea and Malaysia, and we market our products in these countries, as well as China and certain other countries in Asia. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial position, results of operations, and cash flows.

In addition, refer to Note 13 — Fair Value of Financial Instruments and Note 21 — Commitments and Contingencies to our consolidated and combined financial statements for a discussion of financial instruments and commodity contracts and commitments and contingencies.

Revenue Recognition

We recognize net sales when the revenue is realized or realizable, and has been earned, in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. We record sales when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured.

We recognize product revenue, net of trade discounts and allowances, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer. We generally ship our product to

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

our customers FOB (free on board) destination point. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. We sell most of our products under contracts with pricing based on “margin over metal” pricing, which is subject to periodic adjustments based on market factors. As a result, the aluminum price risk is largely absorbed by the customer. In situations where we offer customers fixed prices for future delivery of our products, we may enter into derivative instruments for all or a portion of the cost of metal inputs to protect our profit on the conversion of the product. In addition, sales contracts currently representing approximately 20% of our total annual net sales provide for a ceiling over which metal prices cannot contractually be passed through to our customers, unless adjusted. We partially mitigate the risk of this metal price exposure through the purchase of metal options.

We record tolling revenue when the revenue is realized or realizable, and has been earned. Tolling refers to the process by which certain customers provide metal to us for conversion to rolled product. We do not take title to the metal and, after the conversion and return shipment of the rolled product to the customer, we charge them for the value-added conversion cost and record these amounts in Net sales.

Shipping and handling amounts we bill to our customers are included in Net sales and the related shipping and handling costs we incur are included in Cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents includes investments that are highly liquid and have maturities of three months or less when purchased. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these instruments.

We maintain amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and we have not experienced any losses on such deposits.

Alcan performed cash management functions on behalf of certain of our businesses in North America, the U.K. and other parts of Europe. Cash deposits from these businesses were transferred to Alcan on a regular basis. As a result, none of Alcan’s cash and cash equivalents for these businesses was allocated to Novelis in the historical combined financial statements. Transfers to and from Alcan were included in Owner’s net investment. Subsequent to the spin-off, we perform our own cash management functions.

Cash and cash equivalents in the combined balance sheet as of December 31, 2004 include amounts only for businesses that had performed their own cash management functions prior to the spin-off, which are primarily located in South America, Asia and parts of Europe.

Accounts Receivable

Our accounts receivable are geographically dispersed. We do not obtain collateral or other forms of security relating to our accounts receivable. We do not believe there are any significant concentrations of revenues from any particular customer or group of customers that would subject us to any significant credit risks in the collection of our accounts receivable. We report accounts receivable at the estimated net realizable amount we expect to collect from our customers.

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. We write off uncollectible receivables against the allowance for doubtful accounts after exhausting collection efforts.

For each of the three years in the period ended December 31, 2005, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. In performing the analysis, the impact of any adverse changes in general economic conditions was considered, and for certain customers we reviewed a variety of factors including:

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

past due receivables; macro-economic conditions; significant one-time events and historical experience. Specific reserves for individual accounts may be established due to a customer’s inability to meet their financial obligations, such as in the case of bankruptcy filings or the deterioration in a customer’s operating results or financial position. As circumstances related to customers change, we adjust our estimates of the recoverability of receivables.

Derivative Instruments

We utilize derivative instruments to manage our exposure to changes in foreign currency exchange rates, commodity prices and interest rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are recognized in income or included in Accumulated other comprehensive income (loss) (AOCI), depending on the nature or use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Gains and losses on derivative instruments qualifying as cash flow hedges are included, to the extent the hedges are effective, in AOCI, until the underlying transactions are recognized in income. Gains and losses on derivative instruments used as hedges of our net investment in foreign operations are included, net of taxes, to the extent the hedges are effective, in AOCI as part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and hedges of net investments in foreign operations, if any, are recognized in Other income — net in the current period.

During 2004 and 2003, we entered into derivative contracts, primarily with Alcan, to manage some of our foreign currency and commodity price risk. These contracts are reported at their fair value on our combined balance sheet as of December 31, 2004. Changes in the fair value of these derivatives were recorded as net gains on changes in fair market value of derivative instruments in the accompanying consolidated and combined statements of income in Other income — net. For the years ended December 31, 2004 and 2003, the cash flows from these hedges were included in Net cash provided by operating activities in our combined statements of cash flows. For the year ended December 31, 2005, we included the proceeds and disbursement from transactions which did not qualify for hedge accounting in Net cash provided by (used in) investing activities.

Inventories

We carry our inventories at the lower of their cost or market value, reduced by allowances for excess and obsolete items. We use both the “average cost” and “first-in/first-out” methods to determine cost.

Property, Plant and Equipment

We report land, buildings, leasehold improvements and machinery and equipment at cost, net of asset impairments, and we report assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. The ranges of estimated useful lives are as follows:

Years

Buildings	30 to 40
Leasehold improvements	7 to 20
Machinery and equipment	5 to 25
Furniture, fixtures and equipment	3 to 7
Equipment under capital lease obligations	6 to 15

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset and we capitalize interest on major construction and development projects while in progress.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is included as a gain or loss in Other income — net in our statements of income.

We account for operating leases under the provisions of FASB Statement No. 13, Accounting for Leases, and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases.  These pronouncements require us to recognize escalating rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets under the guidance in FASB Statement No. 141, Business Combinations, FASB Statement No. 142, Goodwill and Other Intangible Assets, and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

We test goodwill for impairment using a fair value approach at the reporting unit level. We use our operating segments as our reporting units. We test for impairment at least annually as of October 31st each year, unless some triggering event occurs that would require an impairment assessment.

We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing dates. This approach includes many assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value. If the carrying amount of a reporting unit’s goodwill were to exceed its implied fair value, we would recognize an impairment charge in Impairment charges on long-lived assets, in our statements of income.

When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology of FASB Statement No. 142.

In accordance with FASB Statement No. 142, we amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value.

Impairment of Long-Lived Assets and Other Intangible Assets

Under the guidance in FASB Statement No. 144, we assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. If the

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

carrying amount of an intangible asset were to exceed its fair market value, we would recognize an impairment charge in Impairment charges on long-lived assets in our statements of income.

We continue to amortize long-lived assets to be disposed of other than by sale. We carry long-lived assets to be disposed of by sale in our balance sheets at the lower of net book value or the fair value less cost to sell, and we cease depreciation.

Investment in and Advances to Non-consolidated Affiliates

Investments in entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee and are not the primary beneficiary are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment; additional contributions made and dividends or distributions received; and impairment losses resulting from adjustments to net realizable value. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

We use the cost method to account for equity investments for which the equity securities do not have readily determinable fair values and for which we do not have the ability to exercise significant influence and for which we are not the primary beneficiary. Under the cost method of accounting, private equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value and additional investments.

Management assesses the potential impairment of our equity method and cost method investments. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

Guarantees

We account for certain guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FASB Interpretation No. 45 requires that a guarantor recognize a liability for the fair value of obligations undertaken at the inception of a guarantee.

Financing Costs and Interest Income

We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the “effective interest amortization” and straight-line methods. The related income or expense is included in Interest expense and amortization of debt issuance costs — net in our consolidated and combined statements of income. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the financing.

We net interest income earned against interest expense and include both in Interest expense and amortization of debt issuance costs — net in our consolidated and combined statements of income.

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. Our financial instruments include cash and cash equivalents, certificates

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

of deposit, accounts receivable, accounts payable, foreign currency, energy and interest rate derivative instruments, cross-currency swaps, metal option and forward contracts, related party notes receivable and payable, letters of credit, short-term borrowings and long-term debt.

The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, current related party notes receivable and payable, and accounts payable approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third party financial institutions. We determine the fair value of our short-term borrowings and long-term debt based on various factors including maturity schedules, call features and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair value of short-term borrowings and long-term debt. When quoted market prices are not available for various types of financial instruments (such as currency and interest rate derivatives, swaps, options and forward contracts), we use standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

Pensions and Post-Retirement Benefits

We use standard actuarial methods and assumptions to account for our defined benefit pension plans in accordance with FASB Statement No. 87, Employers’ Accounting for Pensions. Other post-retirement benefits are accounted for in accordance with FASB Statement No. 106, Employers’ Accounting for Post-Retirement Benefits Other than Pensions. Pension and post-retirement benefit obligations are actuarially calculated using management’s best estimates of expected service periods, salary increases and retirement ages of employees. Pension and post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service lives of the employees.

Prior to the spin-off, certain of our entities had pension obligations primarily comprised of defined benefit plans in the U.S. and the U.K., unfunded pension benefits in Germany and lump sum indemnities payable upon retirement to employees of businesses in France, Italy, Korea and Malaysia. These pension benefits are managed regionally and the related assets, liabilities and costs are included in the consolidated and combined balance sheets as of December 31, 2005 and 2004.

Prior to the spin-off, Alcan managed defined benefit plans in Canada, the U.S., the U.K. and Switzerland that include certain of our entities. Our share of these plans’ assets and liabilities is not included in the accompanying combined balance sheet as of December 31, 2004 as they were retained by Alcan. The combined statements of income for the years ended December 31, 2004 and 2003, however, include an allocation of the costs of the plans. The costs vary depending on whether the entity was a subsidiary or a division of Alcan at that time. Pension costs of divisions of Alcan that were transferred to us were allocated based on the following methods: service costs were allocated based on a percentage of payroll costs; interest costs, the expected return on assets, and amortization of actuarial gains and losses were allocated based on a percentage of the projected benefit obligation (PBO); and prior service costs were allocated based on headcount. The total allocation of such pension costs amounted to $13 million and $15 million for the years ended December 31, 2004 and 2003, respectively. Pension costs of subsidiaries of Alcan that were transferred to us were accounted for on the same basis as a multi-employer pension plan whereby the subsidiaries’ contributions for the period were recognized as net periodic pension cost. There were no contributions by the subsidiaries for the years ended December 31, 2004 and 2003.

Prior to the spin-off, Alcan provided unfunded healthcare and life insurance benefits to retired employees of some of our businesses in Canada and the U.S. Our share of these plans’ liabilities is included in the

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

combined balance sheet as of December 31, 2004 and our share of these plans’ costs is included in the combined statements of income for the years ended December 31, 2004 and 2003.

Minority Interests in Consolidated Affiliates

Our consolidated and combined financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates that we control or for which we are the primary beneficiary. We record a minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their ownership share of the affiliate. Distributions made to the holders of minority interests are charged to the respective minority interest balance.

We suspend allocation of losses to minority interest holders when the minority interest balance for an affiliate is reduced to zero and the minority interest holder does not have an obligation to fund such losses. Any excess loss above the minority interest balance is recognized by us in our statements of income until the affiliate begins earning income again, at which time the minority interest holder’s share of the income is offset against the previously unrecorded losses, and only cumulative income in excess of the previously unrecorded losses will be credited and/or distributed to the minority interest holder.

Environmental Liabilities

We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. We adjust these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are stated at undiscounted amounts and included in the consolidated and combined balance sheets in both Accrued expenses and other current liabilities and Other long-term liabilities, depending on their short-or long-term nature. Any receivables for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated and combined balance sheets in Prepaid expenses and other current assets.

Costs related to environmental contamination treatment and clean-up are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued in the period in which such costs are determined to be probable and estimable.

Litigation Reserves

FASB Statement No. 5, Accounting for Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We expense legal costs as incurred, including those legal costs expected to be incurred in connection with a loss contingency.

Advertising Costs

We expense advertising costs as incurred. Advertising expenses are included in Selling, general and administrative expenses in the accompanying consolidated and combined statements of income and were $1 million in 2005, and negligible in 2004 and 2003.

Income Taxes

We provide for income taxes using the asset and liability method as required by FASB Statement No. 109, Accounting for Income Taxes. This approach recognizes the amount of federal, state and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated and combined financial statements and income tax returns. Deferred

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. Under FASB Statement No. 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

In connection with our spin-off from Alcan we entered into a tax sharing and disaffiliation agreement that provides indemnification if certain factual representations are breached or if certain transactions are undertaken or certain actions are taken that have the effect of negatively affecting the tax treatment of the spin-off. It further governs the disaffiliation of the tax matters of Alcan and its subsidiaries or affiliates other than us, on the one hand, and us and our subsidiaries or affiliates, on the other hand. In this respect it allocates taxes accrued prior to the spin-off and after the spin-off as well as transfer taxes resulting therefrom. It also allocates obligations for filing tax returns and the management of certain pending or future tax contests and creates mutual collaboration obligations with respect to tax matters.

We are subject to income taxes in Canada and numerous foreign jurisdictions.

We calculated our income taxes for the years ended December 31, 2004 and 2003 as if all of our businesses had been separate tax paying legal entities, each filing a separate tax return in its local tax jurisdiction. For jurisdictions where there was no tax sharing agreement, amounts currently payable were included in Owner’s net investment.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income, foreign currency translation adjustments and changes in the minimum pension liability. Accumulated other comprehensive income (loss) is included as a component of shareholders’/invested equity and is further described in Note 12 — Other Comprehensive Income (Loss).

Dividends

We record dividends as payable on their declaration date with a corresponding charge against our retained earnings.

Stock-Based Compensation

On January 1, 2004, we adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the fair value recognition provisions of FASB Statement No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, income statement amounts were restated for fiscal year 2003 to recognize results as if the fair value method of FASB Statement No. 123 had been applied from its original effective date.

For the years ended December 31, 2004 and 2003, stock options expense and other stock-based compensation expense in the combined statements of income included the Alcan expenses related to the fair value of awards held by certain employees of Alcan’s rolled products businesses during the periods presented as well as an allocation, calculated based on the average of headcount and capital employed, for Alcan’s corporate office employees. These expenses are not necessarily indicative of what the expenses would have been had we been a separate stand-alone company during the years ended December 31, 2004 and 2003.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Foreign Currency Translation

In accordance with FASB Statement No. 52, Foreign Currency Translation, the asset and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located principally in Europe and Asia), are translated to U.S. dollars at the year end exchange rates, and revenues and expenses are translated at average exchange rates for the year. Differences arising from exchange rate changes are included in the Currency translation adjustments (CTA) component of Accumulated other comprehensive income (loss). If there is a reduction in our ownership in a foreign operation, the relevant portion of the CTA is recognized in Other income — net. All other operations, including most of those in Canada and Brazil, have the U.S. dollar as the functional currency. For these operations, monetary items denominated in currencies other than the U.S. dollar are translated at year-end exchange rates and translation gains and losses are included in income. Non-monetary items are translated at historical rates.

Research and Development

We incur costs in connection with research and development programs that are expected to contribute to future earnings, and charge such costs against income as incurred.

Restructuring Activities

We assess the need to record restructuring charges in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the financial accounting and reporting for costs associated with exit or disposal activities and requires a company to recognize costs associated with exit or disposal activities when they are incurred. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with restructuring activities, discontinued operations, facility closings or other exit or disposal activities.

We recognize liabilities that primarily include one-time termination benefits, or severance, and contract termination costs, primarily related to equipment and facility lease obligations. These amounts are based on the remaining amounts due under various contractual agreements, and are periodically adjusted for any anticipated or unanticipated events or changes in circumstances that would reduce or increase these obligations. The settlement of these liabilities could differ materially from recorded amounts.

Earnings Per Share

The calculation of earnings per common share for the year ended December 31, 2005 is based on the weighted-average number of our common shares outstanding during the year. The calculation for diluted earnings per common share for the year ended December 31, 2005 recognizes the effect of all dilutive potential common shares that were outstanding during the year.

Prior to the spin-off, we were not a separate legal entity with common shares outstanding. We calculated our earnings per common share for the years ended December 31, 2004 and 2003 using our common shares outstanding immediately after the completion of the spin-off. The calculations for diluted earnings per common share for the years ended December 31, 2004 and 2003 recognized the effect of all dilutive potential common shares that were outstanding immediately after the completion of the spin-off on January 6, 2005.

Recently Issued Accounting Standards

In November 2004, FASB issued FASB Statement No. 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, FASB Statement No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. The new standard is effective

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We will adopt the FASB Statement No. 151 on January 1, 2006, and we do not expect its adoption to have a material effect on our financial position, results of operations, or cash flows.

In December 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123). FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We adopted the fair value based method of accounting for share-based payments effective January 1, 2004 using the retroactive restatement method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Currently, we use the Black-Scholes valuation model to estimate the value of stock options granted to employees. We expect to adopt FASB Statement No. 123(R) on January 1, 2006 and expect to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period in accordance with FASB 123. We are still in the process of determining the impact that the adoption of Statement No. 123(R) will have on our financial position, results of operations or cash flows.

In June 2005, the FASB ratified the consensus reached in EITF Issue No. 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements)”. EITF Issue No. 05-5 addresses the timing of recognition of salaries, bonuses and additional pension contributions associated with certain early retirement arrangements typical in Germany (as well as similar programs). The Task Force also specifies the accounting for government subsidies related to these arrangements. EITF Issue No. 05-5 is effective in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 05-5 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of the fiscal year, provided an enterprise has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition We are currently evaluating the Interpretation potential impact on our financial position, results of operations, and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our financial position, results of operations or cash flows or do not apply to our operations.

2.	Business Combinations

In December 2003, Alcan completed the acquisition of 100% of the common stock of Pechiney in a public offer for a cost of approximately $5,458 million, net of cash and cash equivalents acquired. A portion of the acquisition cost, relating to four Pechiney plants in three countries, was allocated to us and accounted for as additional invested equity. As this transaction represented a transfer of these plants to us rather than an acquisition, we incurred no cash outflows. The four plants produce rolled products in foil, painted sheet and circles. Alcan used the purchase method to account for the business combination. The net assets of the Pechiney plants are included in our balance sheets from December 31, 2003 forward and the results of

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

operations and cash flows of the Pechiney plants are included in our results of operations and cash flows from January 1, 2004 forward.

Allocation of the purchase price involved estimates and information gathered during months following the date of the acquisition. Given the magnitude of the Pechiney acquisition and due to the fact that the transaction was completed at the end of 2003, a preliminary valuation of the net assets acquired and a preliminary purchase price allocation was performed as of December 31, 2003. This resulted in a preliminary estimated purchase price of $128 million (net of cash and cash equivalents acquired) for the businesses of Pechiney that were allocated to us. When the Pechiney valuation and purchase price allocation was completed in 2004 by Alcan, the purchase price of the businesses allocated to us was revised to $297 million (net of cash and cash equivalents acquired), an increase of $169 million. These revisions resulted in an increase to goodwill of $183 million in 2004.

During the first quarter of 2005, we recorded a final downward adjustment to the purchase price of $8 million, making the final allocated purchase price $289 million. The preliminary and final purchase price allocations for the plants allocated to us are shown below (in millions). The most significant change was a net increase in allocated goodwill of $175 million.

	Final	Preliminary
	Purchase Price	Purchase Price
	Allocation	Allocation

Accounts receivable	$82	$82
Inventories	101	101
Property, plant and equipment	80	70
Goodwill(A)	220	45
Intangible assets(A)	4	—

Total assets	487	298

Accounts payable and accrued liabilities(B)	158	139
Long-term debt	4	4
Other long-term liabilities	18	14
Deferred income taxes — non-current	18	13

Total liabilities	198	170

Fair value of net assets acquired — at date of acquisition (net of cash and cash equivalents acquired of $5 million)	$289	$128

(A)	See Note 7 — Goodwill and Intangible Assets.

(B)	Includes $23 million of accrued restructuring costs as described in Note 3 — Restructuring Programs.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

3.	Restructuring Programs

All restructuring provisions and recoveries are included in Restructuring charges in the accompanying consolidated and combined statements of income unless otherwise stated below. The following table summarizes our restructuring liabilities for the three years in the period ended December 31, 2005 (in millions).

	Novelis		Novelis
	Europe		North America		Total
		Other Exit		Other Exit		Other Exit
	Severance	Related	Severance	Related	Severance	Related

Balance as of December 31, 2003	$16	$15	$3	$—	$19	$15
Provisions (recoveries) — net	12	8	—	—	12	8
Cash payments	(12)	(5)	(1)	—	(13)	(5)
Adjustments to Goodwill	19	4	—	—	19	4
Adjustments — other	—	(2)	—	—	—	(2)

Balance as of December 31, 2004	35	20	2	—	37	20
Provisions (recoveries) — net	—	10	—	—	—	10
Cash payments	(18)	(8)	(1)	—	(19)	(8)
Adjustments to Goodwill	(5)	—	—	—	(5)	—
Adjustments — other	(3)	(3)	—	—	(3)	(3)

Balance as of December 31, 2005	$9	$19	$1	$—	$10	$19

2005 Restructuring Activities

Borgofranco Italy

As we announced in November 2005, our casting alloy facility in Borgofranco, Italy was closed in March 2006. In 2005 we recognized charges of $5 million for asset impairments and $9 million for other exit related costs, including $6 million for environmental remediation expenses relating to this plant closing. We have incurred additional costs of less than $1 million through June 30, 2006 and expect all activities (including environmental remediation) to be complete in 2009.

2004 Restructuring Activities

Pechiney

In the fourth quarter of 2004, we recorded liabilities of $23 million for restructuring costs in connection with the exit of certain operations of Pechiney and these costs were recorded in the allocation of the purchase price of Pechiney as of December 31, 2004. These costs relate to a plant closure in Flemalle, Belgium and are comprised of $19 million in severance costs and $4 million of other exit related charges. No further charges are expected to be incurred in relation to this plant closure.

In 2005, we recorded recoveries of $5 million in connection with the operations of Pechiney. These recoveries were used to reduce the goodwill associated with the Pechiney acquisition.

Other 2004 Restructuring Activities

In the third quarter of 2004, we incurred restructuring charges of $11 million relating to the consolidation of our U.K. aluminum sheet-rolling activities in Rogerstone, Wales. Production ceased at the rolling mill in Falkirk, Scotland in December 2004 and the facility was closed in the first quarter of 2005. The charges of $11 million include $5 million of severance costs and $6 million of other exit related costs.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

In 2004, we incurred restructuring charges of $6 million relating to the closure and restructuring of corporate offices and our Nachterstedt plant in Germany, comprised of $5 million for severance costs and $1 million related to costs to consolidate facilities. No further charges are expected to be incurred in relation to these restructuring activities.

In 2005, we recorded recoveries of $1 million in connection with 2004 restructuring program activities for the plant in Nachterstedt, Germany. In addition, we received $7 million in proceeds from the sale of land at the closed rolling mill in Falkirk, Scotland in October 2005 resulting in a gain of $7 million, which is included in Other income — net in the accompanying consolidated statements of income.

2001 Restructuring Activities

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

In 2004, we recorded recoveries related to the 2001 restructuring program comprised of $7 million relating to a gain on the sale of assets related to the closure of facilities in Glasgow, U.K. and a recovery of $1 million relating to a provision in the U.S.

In 2005, we recorded recoveries of $2 million in connection with 2001 restructuring program activities in Rogerstone, Wales.

Subsequent Events

In March 2006, we announced additional actions in the restructuring of our European operations, with the sale of our aluminum rolling mill in Annecy, France to private equity firm American Industrial Acquisition Corporation and the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closure of two non-core business lines located within those facilities. In the first quarter of 2006, we disposed of Annecy for consideration in the amount of one Euro, and recorded pre-tax charges of $20 million in connection with the sale. In connection with the reorganization of our Ohle and Ludenscheid plants, we have incurred costs of $6 million (including an asset impairment charge of $1 million) through the end of June 2006, and expect to incur additional costs of $5 million (primarily severance) by the end of 2007.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

4.	Accounts Receivable

Accounts receivable consists of the following (in millions):

	As of December 31,
	2005	2004

Customer accounts receivable
Third parties	$993	$736
Related parties	—	87

	993	823

Other accounts receivable
Third parties	131	67
Related parties	33	711

	164	778

Total accounts receivable — gross	1,157	1,601
Less: allowance for doubtful accounts — all third parties	(26)	(33)

	$1,131	$1,568

Allowance for Doubtful Accounts

The allowance for doubtful accounts is management’s best estimate of probable losses inherent in the receivables balance. Management determines the allowance based on known uncollectible accounts, historical experience and other currently available evidence. As of December 31, 2005 and 2004, our allowance for doubtful accounts represented approximately 2.2% and 2.1%, respectively, of gross accounts receivable before allowances. Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at	Additions	Accounts
	Beginning	Charged to	Recovered /	Foreign Exchange	Balance at
Year Ended December 31,	of Year	Expense	Written-Off	and Other	End of Year

2005	$33	$3	$(8)	$(2)	$26
2004	30	6	(3)	—	33
2003	25	4	(1)	2	30

Sales, Forfaiting and Factoring of Trade Receivables

Sales of Trade Receivables

Prior to the spin-off, we transferred third party trade receivables to Alcan, a related party, which were then subsequently sold to a financial institution under Alcan’s accounts receivable securitization program. Subsequent to the spin-off, we have not securitized any of our third party trade receivables.

Forfaiting of Trade Receivables

Novelis Korea Limited forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 120 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are not included in the accompanying consolidated and combined balance sheets. We incurred forfaiting expenses of $2.4 million, $1.8 million and $1.5 million for the years ended December 31, 2005, 2004 and

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

2003, respectively. These amounts are included in Selling, general and administrative expenses in our consolidated and combined statements of income.

Factoring of Trade Receivables

Our Brazilian operations factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. Under this method, customers are directed to make payments on invoices to a financial institution, but are not contractually required to do so. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables, and they are not included in the accompanying consolidated and combined balance sheets. We incurred factoring expenses of $1.3 million, $0.4 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included in Selling, general and administrative expenses in our consolidated and combined statements of income.

Summary Disclosures of Financial Amounts

The following tables summarize our forfaiting and factoring amounts for the periods presented (in millions).

	Year Ended December 31,
	2005	2004	2003

Receivables forfaited	$285	$190	$162

Receivables factored	$94	$27	$8

	As of December 31,
	2005	2004

Forfaited receivables outstanding	$59	$50

Factored receivables outstanding	$12	$—

5.	Inventories

Inventories consist of the following (in millions).

	As of December 31,
	2005	2004

Finished goods	$326	$309
Work in process	240	196
Raw materials	509	658
Supplies	122	124

	1,197	1,287
Allowances	(69)	(61)

	$1,128	$1,226

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

6.	Property, Plant and Equipment

Property, plant and equipment — net, consists of the following (in millions).

	As of December 31,
	2005	2004

Land and property rights	$90	$93
Buildings	845	935
Machinery and equipment	4,407	4,478

	5,342	5,506
Accumulated depreciation and amortization	(3,319)	(3,271)

	2,023	2,235
Construction in progress	137	112

	$2,160	$2,347

The amounts of fully depreciated assets, and assets and related accumulated amortization under capital lease obligations as of December 31, 2005 and 2004 are as follows (in millions):

	As of December 31,
	2005	2004

Fully depreciated assets	$1,250	$1,150

Assets under capital lease obligations
Land	$1	$—
Buildings	9	—
Machinery and equipment	41	3

	51	3
Accumulated amortization	(7)	(3)

	$44	$—

The amounts of depreciation expense, amortization expense and interest capitalized on construction projects for each of the three years in the period ended December 31, 2005 are as follows (in millions).

	Year Ended December 31,
	2005	2004	2003

Depreciation expense	$228	$244	$220

Amortization expense	$2	$2	$2

Interest capitalized on construction projects	$—	$1	$1

Asset impairments

In 2003, we recognized an impairment charge to reduce the net book value of all fixed assets in our Annecy plant to zero. In 2005 and 2004, capital expenditures required to keep the business operating were fully impaired as incurred and included in Impairment charges on long-lived assets in our consolidated and combined statements of income. These amounted to $2 million and $2 million, respectively.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

In 2004, we recorded an impairment charge of $65 million to reduce the carrying value of the production equipment at two facilities in Italy to their fair value of $56 million. We determined the fair value of the impaired assets based on the discounted future cash flows of these facilities using a 7% discount rate.

In 2004, we announced that we would cease operations in Falkirk, Scotland. We designated certain production equipment with a nominal carrying value for transfer to our Rogerstone facility. We reduced the carrying value of the remaining fixed assets to zero, which resulted in an $8 million impairment charge.

In 2005, in connection with the decision to close and sell our plant in Borgofranco, Italy, we recognized an impairment charge of $5 million to reduce the net book value of the plant’s fixed assets to zero. We based our estimate on third-party offers and negotiations to sell the business.

In March 2006, we announced that we would end production of plastic containers and manufactured sealing machines in our Ludenscheid and Ohle plants in Germany. In March 2006 we recognized a $1 million impairment charge to reduce the carrying value of the related production equipment to $0.4 million, which we estimate to be its net sales value.

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2015, and we lease assets in Sierre, Switzerland from Alcan under a 15-year capital lease through 2020. Operating leases generally have five to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. We incurred rent expense of $14 million, $17 million and $16 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments as of December 31, 2005 for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions):

	Operating	Capital Lease
Year Ending December 31,	Leases	Obligations

2006	$14	$6
2007	11	6
2008	9	6
2009	6	6
2010	5	6
Thereafter	12	48

Total payments	$57	78

Less: interest portion on capital leases		(29)

Principal obligation on capital leases		$49

Sale of assets

In 2005, we sold land and a building in Malaysia and recorded a gain of $11 million in Other income — net.

In December 2003, we sold the extrusions operations of Aluminium Company of Malaysia (Novelis Asia), for net proceeds of $2 million. A pre-tax amount of $6 million, which is included in Restructuring charges, consists of a favorable adjustment to a previously recorded impairment provision.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

In 2003, we sold our Borgofranco power facilities in Italy and recorded a gain of $19 million in Other income — net.

Asset Retirement Obligations

On December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. The interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within an entity’s control. FASB Interpretation No. 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if fair value can be reasonably estimated. The interpretation was effective no later than the end of fiscal years ending after December 15, 2005. FASB Interpretation No. 47 uses the same methodology as FASB Statement No. 143, which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability.

As a result of our adoption of FASB Interpretation No. 47, we identified conditional retirement obligations primarily related to environmental contamination of equipment and buildings at certain of our plants and administrative sites. Upon adoption, we recognized assets of $6 million with offsetting accumulated depreciation of $4 million, and an asset retirement obligation of $11 million. We also recognized a charge of $9 million ($6 million after tax), which is classified as a Cumulative effect of accounting change — net of tax in the accompanying statements of income.

If the conditional asset retirement obligation measurement and recognition provisions of FASB Interpretation No. 47 had been in effect on January 1, 2004, the aggregate carrying amount of those obligations on that date would have been $10 million. The aggregate amount of those obligations would have been $11 million on December 31, 2004 and the impact on net income each year would have been immaterial. Further, the impact on earnings per common share (both basic and diluted) would have been less than $0.01 per share each year.

The following is an analysis of the activity in our asset retirement obligation for the year ended December 31, 2005, the year end balance of which is included in Other long-term liabilities in the accompanying consolidated balance sheet as of December 31, 2005 (in millions).

Amount

Asset retirement obligation as of January 1, 2005	$—
Liability accrued upon adoption	11
Liability settled	—
Accretion	—

Asset retirement obligation as of December 31, 2005	$11

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

7.	Goodwill and Intangible Assets

Goodwill

We have Goodwill in our Novelis Europe operating segment. The following is a summary of the activity in Goodwill (in millions).

Total

Balance as of December 31, 2003	$69
Additions	—
Cumulative translation adjustment	4
Adjustments	183
Impairment charges	—

Balance as of December 31, 2004	256
Additions	—
Cumulative translation adjustment	(32)
Adjustments	(13)
Impairment charges	—

Balance as of December 31, 2005	$211

In 2004, the $183 million adjustment was due to changes to the preliminary purchase price allocation related to the Pechiney acquisition. In 2005, we received a further and final allocation adjustment for Pechiney from Alcan, which reduced goodwill by $8 million. Also in 2005, we reduced goodwill by $5 million for the recovery of restructuring liabilities that had been established in connection with the Pechiney acquisition for our Flemalle, Belgium operations, included in the purchase price and initially allocated to goodwill. See Note 2 — Business Combinations and Note 3 — Restructuring Programs.

We performed annual impairment tests in 2005, 2004 and 2003 and determined that there was no impairment of goodwill.

Intangible Assets with Finite Lives

The following is a summary of the components of intangible assets with finite lives (in millions).

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Trademarks
2005	$12	$4	$8
2004	14	4	10
2003	11	2	9
Patented and non-patented technology
2005	$19	$6	$13
2004	22	5	17
2003	17	4	13
Total intangible assets
2005	$31	$10	$21
2004	36	9	27
2003	28	6	22

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

As of December 31, 2005, all of our finite life intangible assets have useful lives of 15 years, no estimated residual value and are amortized using the straight-line method. We have no intangible assets with indefinite lives.

Amortization expense for intangible assets was $2 million in each of the years ended December 31, 2005, 2004 and 2003, and we expect amortization expense for the five succeeding fiscal years to be approximately $2 million per year.

8.	Investment in and Advances to Non-consolidated Affiliates

The following table summarizes the ownership structure and our percentage ownership of the non-consolidated affiliates we account for using the equity method. We have no material investments we account for under the cost method.

		Percentage
	Ownership Structure	Ownership

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
Petrocoque S.A. — Industria e Comercio	Limited Liability Corporation	25%
EuroNorca Partners	General Partnership	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminum Recyclage SA	Public Limited Company	20%

We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. The following tables summarize the combined assets, liabilities and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions).

	As of December 31,
	2005	2004

Assets
Current	$228	$253
Non-current	605	609

Total assets	$833	$862

Liabilities and equity
Current liabilities	$349	$457
Non-current liabilities	188	153

Total liabilities	537	610
Partners’ capital and shareholders’/invested equity
Novelis	144	122
Third parties	152	130

Total liabilities and equity	$833	$862

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

	Year Ended December 31,
	2005	2004	2003

Net sales	$497	$451	$411
Costs, expenses and provision for taxes on income	479	434	396

Net income	$18	$17	$15

As described in Note 1 — Business and Summary of Significant Accounting Policies, beginning in 2004, we consolidated the financial statements of Logan under the provisions of FASB Interpretation No. 46 (Revised). Prior to 2004, we accounted for Logan using the equity method of accounting. The results of Logan’s operations for the year ended December 31, 2003 are included in the table above.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions):

	As of December 31,
	2005	2004

Accrued payroll	$152	$150
Accrued litigation settlement	71	—
Accrued interest payable	51	2
Accrued income taxes	55	1
Current portion of fair value of derivative contracts	22	91
Other current liabilities	290	181

	$641	$425

10.	Long-Term Debt

Long-term debt is comprised of the following (in millions):

	Interest		As of December 31,
	Rates(A)		2005	2004

Due to related parties
Total related party debt			$—	$2,597
Less: current portion			—	(290)

Long-term related party debt — net of current portion			$—	$2,307

Due to third parties
Novelis Inc.
Floating rate Term Loan B, due 2012	6.01%		$342	$—
7.25% Senior Notes, due 2015	7.25	%(B)	1,400	—
Novelis Corporation
Floating rate Term Loan B, due 2012	6.01%		593	—
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (Swiss francs (CHF) 60 million)	7.50%		45	—
Capital lease obligation, due 2011 (CHF 5 million)	2.49%		4	—

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

	Interest		As of December 31,
	Rates(A)		2005	2004

Novelis Korea Limited
Bank loan, due 2008	5.30%		50	—
Bank loan, due 2008 (Korean won (KRW) 30 billion)	5.75%		30	—
Bank loan, due 2007	4.55%		70	70
Bank loan, due 2007 (KRW 40 billion)	4.80%		40	39
Bank loan, due 2007 (KRW 25 billion)	4.45%		25	24
Bank loans, due 2008 through 2011 (KRW 1 billion)	4.09	%(C)	1	2
Other
Other debt, due 2006 through 2012	2.70	%(C)	3	5

Total third party debt			2,603	140
Less: current portion			(3)	(1)

Long-term third party debt — net of current portion			$2,600	$139

(A)	Interest rates are as of December 31, 2005 and exclude the effects of any related interest swaps or amortization of debt issuance and other costs.

(B)	The interest rate for the Senior Notes does not include additional “special interest” discussed below.

(C)	Weighted average interest rate.

Based on rates of exchange as of December 31, 2005, principal repayment requirements for our debt over the next five years and thereafter are as follows (in millions):

Year Ending December 31,	Amount

2006	$3
2007	139
2008	84
2009	4
2010	3
Thereafter	2,370

Total	$2,603

Significant Changes in Debt

In order to facilitate the separation of Novelis and Alcan as described in Note 1 — Business and Summary of Significant Accounting Policies, we executed debt restructuring and financing transactions in early January and February of 2005, which effectively replaced all of our financing obligations to Alcan and certain other third parties with new third party debt aggregating $2,951 million. On January 10, 2005, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1,800 million. These facilities consist of a $1,300 million seven-year senior secured Term Loan B facility, all of which was borrowed on January 10, 2005, and a $500 million five-year multi-currency revolving credit and letters of credit facility. Additionally, on February 3, 2005, Alcan was repaid with the net proceeds from issuance of $1,400 million of ten-year 7.25% Senior Notes.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

The Alcan debt as of December 31, 2004, plus additional Alcan debt of $170 million issued in January 2005, provided $1,375 million of bridge financing for the spin-off transaction. Alcan was a related party as of December 31, 2004, and was repaid in the first quarter of 2005.

Debt Due to Third Parties

Floating Rate Term Loan B

In connection with the spin-off transaction, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1,800 million. These facilities consist of: (1) a $1,300 million seven-year senior secured Term Loan B facility, bearing interest at LIBOR plus 1.75% (subject to change based on certain leverage ratios), all of which was borrowed on January 10, 2005; and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility. The $1,300 million facility consists of an $825 million Term Loan B in the U.S. and a $475 million Term Loan B in Canada. The proceeds of the Term Loan B facility were used to refinance our related party debt with Alcan and to pay related fees and expenses. Debt issuance costs totalling $32 million have been recorded in Other long-term assets and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loans and the straight-line method for the revolving credit and letters of credit facility. The unamortized amount of these costs was $26 million as of December 31, 2005.

Under the terms of the Term Loan B debt, we are required to pay a 1% per annum minimum principal amortization requirement through fiscal year 2010 of $78 million, as well as $917 million principal amortization required for 2011. During 2005, we made principal payments of $85 million, $90 million, $110 million and $80 million in the first, second, third and fourth quarters of 2005, respectively, and as a result, satisfied the 1% per annum principal amortization requirement through fiscal year 2010, as well as $287 million of the principal amortization requirement for 2011. No further minimum principal payments are due until 2011. As of December 31, 2005, we had $935 million outstanding under this facility. Additionally, in March, May and June of 2006, we made additional principal repayments of $80 million, $40 million and $15 million, respectively and as of June 30, 2006, we had $800 million outstanding under this facility.

The credit agreement relating to the senior secured credit facilities includes customary affirmative and negative covenants, as well as financial covenants. As of December 31, 2005 the maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios were 5.00 to 1; 2.75 to 1; and 1.20 to 1, respectively. As of December 31, 2005, we were in compliance with these covenants.

7.25% Senior Notes

On February 3, 2005, we issued $1,400 million aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes were priced at par, bear interest at 7.25% and mature on February 15, 2015. The net proceeds of the Senior Notes were used to repay the Alcan debt. Debt issuance costs totalling $28 million have been recorded in Other long-term assets and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. The unamortized amount of these costs was $26 million as of December 31, 2005.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees (see Note 25 — Supplemental Guarantor Information), paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants as of December 31, 2005.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

We believe that we are currently in compliance with the covenants in our senior secured credit facility. However, as described below, we obtained waivers from our lenders related to our inability to timely file our SEC reports. In addition, future operating results substantially below our business plan or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our financial covenants. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders and could cause a cross-default under our other indebtedness. In particular, we expect it will be necessary to amend the financial covenant related to our interest coverage and leverage ratios in order to align them with our current business outlook for the remainder of the 2006 fiscal year. In addition, if we incur additional debt in the future, we may be subject to additional covenants, which may be more restrictive than those that we are subject to now.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement for the notes and exchange the original, privately placed notes for registered notes. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date. As a result, we began to accrue additional special interest at a rate of 0.25% from November 11, 2005. The indenture and the registration rights agreement provide that the rate of additional special interest increases by 0.25% during each subsequent 90-day period until the exchange offer closes, with the maximum amount of additional special interest being 1.00% per year. On August 8, 2006 the rate of additional special interest increased to 1.00%. On August 14, 2006, we extended the offer to exchange the Senior Notes to October 20, 2006. We expect to file a post-effective amendment to the registration statement and complete the exchange as soon as practicable following the date we are current on our reporting requirements. We will cease paying additional special interest once the exchange offer is completed.

Korean Bank Loans

In 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 million floating rate long-term loan which was subsequently swapped into a 4.55% fixed rate KRW 73 billion loan and two long-term floating rate loans of $40 million (KRW 40 billion) and $25 million (KRW 25 billion) which were then swapped into fixed rate loans of 4.80% and 4.45%, respectively. In February 2005, Novelis Korea entered into a $50 million floating rate long-term loan which was subsequently swapped into a 5.30% fixed rate KRW 51 billion loan. In October 2005, Novelis Korea entered into a $29 million (KRW 30 billion) long-term loan at a fixed rate of 5.75%. In 2005, interest on other loans for $1 million (KRW 1 billion) ranged from 3.25% to 5.50% (2004: 3.00% to 5.50%). We were in compliance with all debt covenants related to the Korean bank loans as of December 31, 2005.

In May 2006, $19 million (KRW 19 billion) of the 5.30% fixed rate loan was refinanced into a short-term floating rate loan with an interest rate of 4.21% due June 30, 2006.

Other Agreements

In 2004, we entered into a loan and a corresponding deposit-and-guarantee agreement for up to $90 million. As of December 31, 2005, this arrangement had a balance of $80 million. We do not include the loan or deposit amounts in our balance sheet as the agreements include a legal right of setoff.

Interest Rate Swaps

As of December 31, 2005, we had entered into interest rate swaps to fix the 3-month LIBOR interest rate on a total of $310 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.7% on $310 million through February 3, 2006; 3.8% on $200 million

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in the credit agreement, in addition to these interest rates. See Note 17 — Financial Instruments and Commodity Contracts for additional disclosure about our interest rate swaps and the effectiveness of these transactions. As of December 31, 2005, our fixed-to-variable rate debt ratio was 76:24.

Capital Lease Obligations

In December 2004, in connection with the spin-off, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and calls for fixed quarterly payments of 1.7 million CHF, which is equivalent to $1.3 million at the exchange rate as of December 31, 2005.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and calls for fixed monthly payments of 0.1 million CHF, which is equivalent to $0.1 million at the exchange rate as of December 31, 2005.

Impact of Late SEC Filings on our Debt Agreements

As a result of the restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, we delayed the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, this Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the first two quarters of 2006.

The terms of our senior secured credit facility require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the restatement, we obtained a series of waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. The fourth waiver and consent agreement, dated May 10, 2006, extended the filing deadline for this Annual Report on Form 10-K to September 29, 2006, and the Form 10-Q filing deadlines for the first, second and third quarters of 2006 to October 31, 2006, November 30, 2006, and December 29, 2006, respectively. These extended filing deadlines were subject to acceleration to 30 days after the receipt of an effective notice of default under the indenture governing our Senior Notes relating to our inability to timely file such periodic reports with the SEC. We received an effective notice of default with respect to this Annual Report on Form 10-K and our Form 10-Q for the first quarter of 2006 on July 21, 2006 causing these deadlines to accelerate to August 18, 2006. As a result, we entered into a fifth waiver and consent agreement, dated August 11, 2006, which again extended the filing deadline for this Annual Report on Form 10-K and our Form 10-Q for the first quarter of 2006 to September 18, 2006. Subsequent to the effective date of the fifth waiver and consent agreement, we also received an effective notice of default with respect to our Form 10-Q for the second quarter of 2006 on August 24, 2006. The fifth waiver and consent agreement extended the accelerated filing deadline caused as a result of the receipt of the effective notice of default with respect to our Form 10-Q for the second quarter of 2006 to October 22, 2006 (59 days after the receipt of any notice). The fifth waiver and consent agreement would also extend any accelerated filing deadline caused as a result of the receipt of an effective notice of default under the Senior Notes with respect to our Form 10-Q for the third quarter of 2006 to the earlier of 30 days after the receipt of any such notice of default and December 29, 2006.

Beginning with the fourth waiver and consent agreement, we agreed to a 50 basis point increase in the applicable margin on all current and future borrowings outstanding under our senior secured credit facility, and a 12.5 basis point increase in the commitment fee on the unused portion of our revolving credit facility. These increases will continue until we inform our lenders that we no longer need the benefit of the extended filing deadlines granted in the fifth waiver and consent agreement, at which time the fifth waiver and consent agreement will expire and obligate us to the filing requirements set forth in the senior secured credit facility and the fourth waiver and consent agreement.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

We believe it is probable that we will file our Form 10-Q for the first quarter of 2006 by September 18, 2006 and our Form 10-Q for the second quarter of 2006 by October 22, 2006; however, there can be no assurance that we will be able to do so. If we are unable to file our Form 10-Q for the first and second quarters of 2006 by the applicable deadlines, we intend to seek additional waivers from the lenders under our senior secured credit facility to avoid an event of default under the facility. An event of default under the senior secured credit facility would entitle the lenders to terminate the senior secured credit facility and declare all or any portion of the obligations under the facility due and payable. If we were unable to timely file our Form 10-Qs for the first and second quarters of 2006 or obtain additional waivers, we would seek to refinance our senior secured credit facility using a $2,855 million commitment for financing facilities that we obtained from Citigroup Global Markets Inc. described below (the Commitment Letter).

Under the indenture governing the Senior Notes, we are required to deliver to the trustee a copy of our periodic reports filed with the SEC within the time periods specified by SEC rules. As a result of our receipt of effective notices of default from the trustee on July 21, 2006, with respect to this Annual Report on Form 10-K and our Form 10-Q for the first quarter of 2006 and on August 24, 2006 with respect to our Form 10-Q for the second quarter of 2006, we are required to file our Form 10-Q for the first quarter of 2006 by September 19, 2006, and our Form 10-Q for the second quarter of 2006 by October 23, 2006 in order to prevent an event of default. From June 22, 2006 to July 19, 2006, we solicited consents from the noteholders to a proposed amendment of certain provisions of the indenture and a waiver of defaults thereunder; however, we did not receive a sufficient number of consents and the consent solicitation lapsed. If we fail to file our Form 10-Qs for the first and second quarters of 2006 by the applicable deadlines, the trustee or holders of at least 25% in aggregate principal amount of the Senior Notes may elect to accelerate the maturity of the Senior Notes. We believe it is probable that we will file our Form 10-Qs for the first and second quarters of 2006 by the applicable deadlines; however, there can be no assurance that we will be able to do so. If we are unable to file our Form 10-Qs for the first and second quarters of 2006 by the applicable deadlines, we intend to amend the facility so we may refinance the Senior Notes utilizing the Commitment Letter, likely through a tender offer for the Senior Notes. We will obtain this refinancing from the lenders under our senior secured credit facility or, if we are unsuccessful in obtaining the necessary approvals from our lenders to refinance the Senior Notes, we intend to rely on the Commitment Letter to refinance the senior secured credit facility and repay the Senior Notes.

On July 26, 2006, we entered into the Commitment Letter with Citigroup Global Markets Inc. (Citigroup) for backstop financing facilities totaling approximately $2,855 million. Under the terms of the Commitment Letter, Citigroup has agreed that, in the event we are unable to cure the default under the Senior Notes by September 19, 2006, Citigroup will (a) provide loans in an amount sufficient to repurchase the Senior Notes, (b) use commercially reasonable efforts to obtain the requisite approval from the lenders under our senior secured credit facility for an amendment permitting these additional loans, and (c) in the event that such lender approval is not obtained, provide us with replacement senior secured credit facilities, in addition to the loans to be used to repay the Senior Notes.

Under any of the refinancing alternatives discussed above, we would incur significant costs and expenses, including professional fees and other transaction costs. We also anticipate that it will be necessary to pay significant waiver and amendment fees in connection with the potential amendments to our senior secured credit facility described above. In addition, if we are successful in refinancing any or all of our outstanding debt under the Commitment Letter, we are likely to experience an increase to the applicable interest rates over the life of any new debt in excess of our current interest rates, based on prevailing market conditions and our credit risk.

While we expect that funding will be available under the Commitment Letter to refinance our Senior Notes and/or our senior secured credit facility if necessary, if financing is not available under the Commitment

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Letter for any reason, we would not have sufficient liquidity to repay our debt. Accordingly, we would be required to negotiate an alternative restructuring or refinancing of our debt.

Any acceleration of the outstanding debt under the senior secured credit facility would result in a cross-default under our Senior Notes. Similarly, the occurrence of an event of default under our Senior Notes would result in a cross-default under the senior secured credit facility. Further, the acceleration of outstanding debt under our senior secured credit facility or our Senior Notes would result in defaults under other contracts and agreements, including certain interest rate and foreign currency derivative contracts, giving the counterparty to such contracts the right to terminate. As of June 30, 2006, we had out-of-the-money derivatives valued at approximately $86 million that the counterparties would have the ability to terminate upon the occurrence of an event of default.

We believe it is probable that we will file our Form 10-Q for the first quarter of 2006 by September 18, 2006 and our Form 10-Q for the second quarter of 2006 by October 22, 2006. Accordingly, we continue to classify the senior secured credit facility and our Senior Notes as long-term debt as of December 31, 2005.

Lines of Credit/Short Term Borrowings

As noted above, the senior secured credit facility for $1,800 million includes a $500 million five-year multi-currency revolving credit and letter of credit facility. As of December 31, 2005, $2 million of the $500 million facility was utilized for letters of credit. Commitment fees related to the unused portion of the senior secured credit facility, prior to the Waiver and Consent dated May 10, 2006, ranged between 0.375% and 0.5% per annum, depending on certain financial ratios we achieve. After the Waiver and Consent dated May 10, 2006, these commitment fees increased to 0.625%, where they will remain until the earlier of December 29, 2006 and such date when we no longer have delayed financial reports, and we request in writing that we no longer need the benefit of the extended reporting deadlines. Additionally, we also have an unsecured line of credit facility in Brazil for $25 million, of which $2 million was available as of December 31, 2005.

As of December 31, 2005, our short-term borrowings were $27 million, consisting of $23 million under an unsecured line of credit in Brazil and $4 million in Italy through local banking relationships not under lines of credit. As of December 31, 2005 the weighted average interest rate on our short-term borrowings was 2.69% (2.50% in 2004).

11.	Preferred and Common Shares

Authorization of Shares

Upon approval by our board of directors, and our shareholders in accordance with NYSE rules, we may issue an unlimited number of common and preferred shares from time to time for such consideration as the board of directors determines is appropriate. The terms of any preferred shares, including dividend rates, conversion and voting rights, if any, redemption prices and similar matters will be established by the board of directors prior to issuance.

Preferred Shares

Our board of directors may, from time to time, fix the number of shares in, and determine the designation, rights, privileges, restrictions and conditions attaching to, each series of preferred shares subject to the limitations in our articles of incorporation. Holders of preferred shares are not entitled to receive notice of, or to attend, any meeting of shareholders and are not entitled to vote at any such meeting, except to the extent otherwise provided in our articles of incorporation in respect of preferred shares. Holders of our preferred shares are entitled to receive dividends in such amounts and at such intervals as may be determined by the board of directors. As of December 31, 2005, there were no preferred shares issued and outstanding.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Common Shares

Our common shares have no nominal or par value and are subordinate to the rights, privileges, restrictions and conditions attaching to any of our preferred shares and shares of any other class ranking senior to the common shares we may issue in the future.

Holders of our common shares are entitled to one vote per common share at all meetings of shareholders, to participate ratably in any dividends which may be declared on our common shares by the board of directors and, in the event of our dissolution, to our remaining property. Our common shares have no pre-emptive, redemption or conversion rights.

The provisions of the Canada Business Corporations Act require that the amendment of certain rights of holders of any class of shares, including the common shares, must be approved by not less than two-thirds of the votes cast by the holders of such shares. A quorum for any meeting of the holders of common shares is 25% of the common shares then outstanding. Therefore, it is possible for the rights of the holders of common shares to be changed other than by the affirmative vote of the holders of the majority of the outstanding common shares. In circumstances where certain rights of holders of common shares may be amended, holders of common shares have the right, under the Canada Business Corporations Act, to dissent from such amendment and we would be required to pay them the then fair value of their common shares.

Shareholders are also entitled to rights and privileges under the shareholder rights plan summarized below.

Shareholder Rights Plan

In 2004, our board of directors approved a plan whereby each of our common shares carries one right to purchase additional common shares. The rights expire in 2014, subject to re-confirmation at the annual meetings of shareholders in 2008 and 2011. The rights under the plan are not currently exercisable. The rights may become exercisable upon the acquisition by a person or group of affiliated or associated persons (Acquiring Person) of beneficial ownership of 20% or more of our outstanding voting shares or upon the commencement of a takeover bid. Under those circumstances, holders of rights, with the exception of an Acquiring Person or bidding party, will be entitled to purchase from us, upon payment of the exercise price (currently $200.00 U.S. per right), the number of common shares that can be purchased for twice the exercise price, based on the market value of our common shares at the time the rights become exercisable.

The plan also has a permitted bid feature which allows a takeover bid to proceed without the rights becoming exercisable, provided that the bid meets specified minimum standards of fairness and disclosure, even if our board of directors does not support the bid. The rights may be redeemed by our board of directors prior to the expiration or re-authorization of the rights agreement, with the prior consent of the holders of rights or common shares, for $0.01 U.S. per right. In addition, under specified conditions, our board of directors may waive the application of the rights.

12.	Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of income tax effects, consists of the following (in millions):

	As of December 31,
	2005	2004

Foreign currency translation adjustments	$(35)	$120
Minimum pension liability	(49)	(32)

	$(84)	$88

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

A summary of the components of other comprehensive income (loss) is as follows (in millions):

	Year Ended December 31,
	2005	2004	2003

Net change in foreign currency translation adjustments	$(169)	$30	$102
Net change in minimum pension liability	(14)	(41)	4

Net other comprehensive income (loss) adjustments, before income tax (expense) benefit	(183)	(11)	106
Income tax (expense) benefit	11	15	(3)

Other comprehensive income (loss)	$(172)	$4	$103

13.	Fair Value of Financial Instruments

The carrying value approximates fair value for our financial instruments that are classified as current in our consolidated and combined balance sheets. The fair values of financial instruments that are recorded at cost and classified as long-term are summarized in the table below (in millions).

	As of December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets
Long-term receivables from related parties	$71	$71	$104	$104

Liabilities
Long-term debt
Long-term related party debt — net of current portion	—	—	2,307	2,307
Novelis Inc.
Floating rate Term Loan B, due 2012	342	342	—	—
7.25% Senior Notes, due 2015	1,400	1,306	—	—
Novelis Corporation
Floating rate Term Loan B, due 2012	593	593	—	—
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (CHF 60 million)	45	44	—	—
Capital lease obligation, due 2011 (CHF 5 million)	4	4	—	—

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

	As of December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Novelis Korea Limited
Bank loan, due 2008	50	45	—	—
Bank loan, due 2008 (KRW 30 billion)	30	25	—	—
Bank loan, due 2007	70	64	70	65
Bank loan, due 2007 (KRW 40 billion)	40	36	39	37
Bank loan, due 2007 (KRW 25 billion)	25	22	24	23
Bank loans, due 2008 through 2011 (KRW 1 billion)	1	1	2	1
Other
Other debt, due 2006 through 2012	3	2	5	4
Financial commitments
Letters of credit	—	2	—	1

Other financial instruments are marked to market to adjust to fair value, and are disclosed in Note 17 — Financial Instruments and Commodity Contracts.

14.	Stock-Based Compensation

Stock Options

On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005. The plan allows Novelis employees who transferred from Alcan in connection with the spin-off to replace Alcan stock options with options to purchase our common shares. On January 6, 2005, 1,372,663 Alcan options granted under the Alcan executive stock option plan and held by Novelis employees who worked for Alcan immediately before the spin-off were replaced with options to purchase our common shares. The new options cover 2,723,914 common shares at a weighted average exercise price of $21.57. Converted options that were vested as of the spin-off date continue to be vested. Any unvested options will vest in four equal installments on the anniversary of the spin-off date over the next four years.

As of December 31, 2005, 2,704,790 options were outstanding at a weighted average exercise price of $21.60, and 293,983 of these options were exercisable at a weighted average price of $20.14.

The table below lists key categories of stock option activity for the year ended December 31, 2005.

		Weighted Average
	Options	Exercise Price
	(In thousands)

Equivalent converted Novelis options outstanding as of December 31, 2004	2,724	$21.57
Granted	—	—
Exercised	17	$17.48
Forfeited	—	—
Expired/Cancelled	2	$16.71

Options outstanding as of December 31, 2005	2,705	$21.60

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

The table below lists information related to options outstanding and vested as of December 31, 2005.

	Options Outstanding			Vested Options
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Life	Average		Average
Range of Exercise Prices	Options	(Years)	Exercise Price	Options	Exercise Price
	(In thousands)			(In thousands)

$14.17 through $19.74	761	6	$17.81	178	$17.60
$21.49 through $28.17	1,944	9	$23.08	116	$24.05

	2,705	8	$21.60	294	$20.14

As described in Note 1 — Business and Summary of Significant Accounting Policies, we retroactively adopted FASB Statement No. 123, Accounting for Stock-Based Compensation and used the Black-Scholes valuation model to determine the fair value of the options granted. The fair value of each option grant was estimated on the date of grant using the following weighted average assumptions:

	2005	2004	2003

Dividend yield (%)	1.56	1.85	1.88
Expected volatility (%)	30.30	27.87	29.16
Risk-free interest rate (%)	3.73	4.56	3.39
Expected life (years)	5.47	6.00	6.00

Total compensation cost recognized for stock-based employee compensation awards was $3 million in 2005, $2 million in 2004, and $2 million in 2003 and was included in Selling, general and administrative expenses.

Compensation to be Settled in Cash

Stock Price Appreciation Unit Plan

Prior to the spin-off, some Alcan employees who later transferred to Novelis held Alcan stock price appreciation units (SPAUs). These units entitled them to receive cash equal to the excess of the market value of an Alcan common share on the exercise date of a SPAU over the market value of an Alcan common share on its grant date. On January 6, 2005, these employees received 418,777 Novelis SPAUs to replace their 211,035 Alcan SPAUs at a weighted average exercise price of $22.04. All converted SPAUs that were vested on the spin-off date continue to be vested. Unvested SPAUs vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date. In case of a change of control of Novelis, all SPAUs shall become immediately exercisable. As of December 31, 2005, 14,315 SPAUs were exercisable at a weighted average price of $16.59.

Total Shareholder Returns Performance Plan

Some Alcan employees who later transferred to Novelis were entitled to receive cash awards under the Alcan Total Shareholder Returns Performance Plan (TSR). TSR was a cash incentive plan which rewarded eligible employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index measured over three-year periods starting on October 1, 2002 and 2003. These awards had to be held for three years. On January 6, 2005, these employees immediately ceased participating in and accruing benefits under the TSR. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the spin-off. The accrued awards for all of the TSR participants were converted into 452,667 Novelis restricted share units (RSUs). At the end of each performance period, each holder of RSUs will receive net proceeds based on the price of Novelis common shares at that time, including declared dividends. On October 15, 2005, an aggregate of $7 million was paid to employees who held RSUs that had

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

vested on September 30, 2005. As of December 31, 2005, there were 119,842 RSUs and related dividends outstanding.

Deferred Share Unit Plan For Non-Executive Directors

On January 5, 2005, Novelis established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the individual election of each non-executive director). The number of DDSUs is determined by dividing the quarterly amount payable, as elected, by the average closing prices of a common share on the TSX and NYSE on the last five trading days of each quarter. Additional DDSUs representing the equivalent of dividends declared on common shares are credited to each holder of DDSUs.

The DDSUs are redeemable in cash and/or in shares of our common stock following the participant’s retirement from the board. The redemption amount is calculated by multiplying the accumulated balance of DDSUs by the average closing price of a common share on the TSX and NYSE on the last five trading days prior to the redemption date. For the year ended December 31, 2005, 41,862 DDSUs were granted and none were redeemed. On January 1, 2006, 15,189 additional DDSUs were granted resulting in 57,051 DDSUs outstanding.

Novelis Founders Performance Awards

In March 2005, Novelis established a plan to reward certain key executives with Performance Share Units (PSUs) if Novelis share price improvement targets are achieved within specific time periods. For all participants other than the company’s chief executive officer, there are three equal tranches of PSUs, and each has a specific share price improvement target. For the first tranche, the target applies for the period March 24, 2005 to March 23, 2008. For the second tranche, the target applies for the period March 24, 2006 to March 23, 2008. For the third tranche, the target applies for the period March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the later of six months from the date the specific share price target is reached or twelve months after the start of the performance period and will be based on the average of the daily stock closing prices on the NYSE for the last five trading days prior to the payment date. Upon a participant’s termination due to retirement, death or disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any other termination, all PSUs will be forfeited. The share price improvement targets for the first tranche have been achieved and 180,350 PSUs were awarded on June 20, 2005. For the year ended December 31, 2005, 1,650 PSUs were forfeited and 178,700 remained outstanding. In March 2006, 46,850 PSUs were forfeited. The liability for this award was accrued over the term of the first tranche, was valued on March 24, 2006, and was settled in cash in April 2006 for $3 million.

Deferred Share Agreements

On January 6, 2005, 33,500 Alcan deferred shares held by one of our executives who was an Alcan employee immediately prior to the spin-off were replaced with the right to receive 66,477 Novelis shares. On July 27, 2005, the deferred share agreement was amended to provide that we will, in lieu of granting the executive 66,477 common shares, pay the executive in cash in an amount equal to the value of the shares based on the closing price of the shares on the NYSE on August 1, 2005. This obligation was paid in cash in lieu of shares on August 3, 2005 for $2 million.

Compensation Cost

For the year ended December 31, 2005, stock-based compensation expense for arrangements that are settled in cash was $4 million (2004: $4 million and 2003: $3 million), and was included in Selling, general and administrative expenses.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

15.	Post-Retirement Benefit Plans

Our pension obligations relate to funded defined benefit pension plans in the United States, Canada and the United Kingdom, unfunded pension benefits primarily in Germany, and lump sum indemnities to employees of businesses in France, Korea, Malaysia and Italy. Our other post-retirement obligations (Other Benefits) include unfunded health care and life insurance benefits provided to retired employees in Canada and the United States.

Some of our employees participate in defined benefit plans managed by Alcan in the U.S., the U.K. and Switzerland. These benefits are generally based on the employee’s years of service and either a flat dollar rate or on the highest average eligible compensation before retirement.

In 2005, the following occurred related to existing Alcan pension plans covering our employees:

a) In the U.S., for our employees previously participating in the Alcancorp Pension Plan and the Alcan Supplemental Executive Retirement Plan, Alcan agreed to recognize up to one year of additional service in its plan if the employee worked for us and we paid Alcan the normal cost (in the case of the Alcancorp Pension Plan) and the current service cost (in the case of the Alcan Supplemental Executive Retirement Plan);

b) In the U.K., the sponsorship of the Alusuisse Holdings U.K. Ltd Pension Plan was transferred from Alcan to us, and the plan was renamed the Novelis U.K. Pension Plan. No new plan was established. Approximately 575 of our employees who had participated in the British Alcan RILA Plan remained in that plan for 2005. As agreed with the trustees of the plan, we are responsible for remitting to Alcan both the employee and employer contributions for the 2005 year; and

c) In Switzerland, we became a participating employer in the Alcan Swiss Pension Plans. Our employees are participating in these plans for up to one year (or longer with Alcan approval) provided we make the required pension contributions.

For the year ended December 31, 2005, we contributed $14 million to the Alcan sponsored plans described above.

The following plans were established in 2005 to replace the Alcan pension plans that previously covered both Alcan and Novelis employees:

Novelis Pension Plan (Canada) — The Novelis Pension Plan (Canada) provides for pensions calculated on years of service and eligible earnings. There is no service cap. Eligible earnings are based on the average of an employee’s highest 36 consecutive months of salary and short-term incentive award (up to its target). Pensions are normally paid as a lifetime annuity with either guaranteed payments for 60 months, or a 50% lifetime pension to the surviving spouse.

Pension Plan for Officers — The Pension Plan for Officers (PPO) provides for pensions calculated on service up to 20 years as an officer of Novelis or Alcan and eligible earnings. Eligible earnings are based on the excess of the average of an employee’s highest 60 consecutive months of salary and target short-term incentive award over eligible earnings in the U.S. Plan or U.K. Plan, as applicable. Pensions are normally paid as a lifetime annuity. Payments are not subject to Social Security or other offsets.

The board of directors reviewed management’s recommendations with respect to certain modifications of our post-retirement benefit plans. On October 28, 2005, our board of directors approved and adopted the following changes related to our post-retirement benefit plans:

a) New hires (on or after January 1, 2005 in the U.S. and on or after January 1, 2006 in Canada and the U.K.) will generally participate in Defined Contribution (DC) rather than Defined Benefit (DB) plans. The Novelis board of directors also approved the adoption of the Novelis Savings and Retirement Plan

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

effective December 1, 2005. This plan replaced the Alcancorp Employees’ Savings Plan (for U.S. non-union employees) and added a retirement account feature for new hires not eligible for a DB plan;

b) As a result of the spin-off, account balances in the Alcancorp Employees’ Savings Plans (Salaried Plan and Hourly Plan) and the Alcan Employee Savings Plan (Canada) were transferred to the newly established Novelis Savings and Retirement Plan (for non-union U.S. employees), the Novelis Hourly Savings Plan (for hourly “union” U.S. employees) and the Novelis Savings Plan (Canada) for all Canadian employees; and

c) Pursuant to the Employee Matters Agreement (EMA) between Alcan and Novelis, active Novelis transferred employees continued to participate in the Alcancorp Pension Plan (ACPP) until December 31, 2005. Effective October 28, 2005, the Novelis board of directors approved the adoption of Novelis DB pension arrangements (to be called the Novelis Pension Plan (NPP) in the U.S.) for employees who participated in a DB plan with Alcan. Under the terms of the EMA and subject to Internal Revenue Service (IRS) requirements, assets and liabilities will be transferred from ACPP to the new NPP for all transferred employees. Similar transfers will occur in Canada and the U.K. for pension plans, but only for employees who elect to have their accrued pensions transferred to Novelis.

In addition to existing defined benefit pension plans, we have elected in 2005 to assume pension liabilities from the U.S., U.K. and Canadian pension plans that we currently share with Alcan. The assumption of such liabilities will occur in 2006 together with the transfer of assets from Alcan pension plans to either the newly created U.S. pension plan or to the existing U.K. and Canadian pension plans. It is expected that the assumption of liabilities will exceed the transfer of assets resulting in a corresponding decrease in shareholders’ equity.

Employer Contributions to Pension Plans

Our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. For the year ended December 31, 2005, we contributed $16 million to the funded pension plans and $12 million to the unfunded pension plans. We expect to contribute $26 million to the funded pension plans and $12 million to the unfunded pension plans in 2006.

Our employees also participate in savings plans in Canada and the U.S. as well as defined contribution pension plans in Malaysia and Brazil. We made contributions of $9 million, $8 million and $7 million to these plans in 2005, 2004 and 2003, respectively.

Asset Allocation

The targeted allocation ranges by asset class, and the actual allocation percentages for each class for the years ended December 31, 2005 and 2004 are listed in the table below.

		Allocation in
	Target	Aggregate at
	Allocation	December 31,
Category of Asset	Ranges	2005	2004

Equity securities	40-75%	54%	55%
Debt securities	25-60%	41%	39%
Real estate	—	3%	—
Other	0-25%	2%	6%

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Benefit Obligations, Market Value of Plan Assets, and Net Amount Recognized in Balance Sheet

The following table presents the funded status and the liability recognized in the balance sheet for pension and other benefits for the years ended December 31, 2005 and 2004 (in millions). Other Benefits in the table below include unfunded health care and life insurance benefits provided to retired employees in Canada and the United States.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation measured as of January 1,	$550	$256	$115	$79
Service cost	23	15	4	4
Interest cost	29	29	7	6
Members’ contributions	2	1	—	—
Benefits paid	(26)	(23)	(7)	(8)
Amendments	2	—	(3)	—
Acquisitions/reorganization	(3)	251	—	22
Curtailments/settlements/termination benefits	—	(43)	—	—
Actuarial (gains) losses	40	32	6	12
Currency (gains) losses	(42)	32	—	—

Benefit obligation measured as of December 31,	$575	$550	$122	$115

Benefit obligation of funded plans	$414	$398	—	—
Benefit obligation of unfunded plans	161	152	$122	$115

Benefit obligation measured as of December 31,	$575	$550	$122	$115

Change in market value of plan assets
Assets as of January 1,	$290	$114
Actual return on assets	23	17
Members’ contributions	2	1
Benefits paid	(26)	(23)
Company contributions	28	32
Acquisitions/reorganization	—	177
Curtailments/settlements/termination benefits	—	(39)
Currency gains (losses)	(16)	11

Assets as of December 31,	$301	$290

Assets less than benefit obligation of funded plans	$(113)	$(108)
Benefit obligation of unfunded plans	(161)	(152)	$(122)	$(115)

Assets less than benefit obligation	$(274)	$(260)	$(122)	$(115)
Unamortized
— actuarial (gains)/losses	$92	$84	$23	$26
— prior service cost	15	15	(1)	(1)
Minimum pension liability	(62)	(54)	—	—
Intangible assets	11	9	—	—
Accumulated other comprehensive income	51	45	—	—

Net amount recognized in balance sheet	$(167)	$(161)	$(100)	$(90)

Amount recognized for funded plans	$(44)	$(44)	—	—
Amount recognized for unfunded plans	(123)	(117)	$(100)	$(90)

Net amount recognized in balance sheet	$(167)	$(161)	$(100)	$(90)

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

For certain pension plans, the projected benefit obligation (PBO) exceeds the market value of the plans’ assets. For these plans which include unfunded pensions and lump sum indemnities, the PBO and market value of plan assets for the year ended December 31, 2005 were $547 million and $270 million, respectively. For the year ended December 31, 2004, the PBO and market value of plan assets were $523 million and $260 million, respectively.

The total accumulated benefit obligation (ABO) for all pensions plans for the years ended December 31, 2005 and 2004 were $512 million and $488 million, respectively. For certain pension plans, the ABO exceeds the market value of assets. For those plans which include unfunded pensions and lump sum indemnities, the ABO and market value of plan assets for the year ended December 31, 2005 were $479 million and $265 million, respectively. For the year ended December 31, 2004, the ABO and market value of plan assets were $453 million and $252 million, respectively.

Future Benefit Payments

Expected benefit payments for the next ten years are listed in the table below (in millions).

	Pension	Other
	Benefits	Benefits

2006	$25	$7
2007	27	7
2008	27	7
2009	29	7
2010	31	7
2011 through 2015	185	44

Total	$324	$79

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Net Periodic Benefit Cost, Actuarial Assumptions and Sensitivity Analysis

The components of net periodic benefit cost, and the weighted average assumptions used to determine benefit obligations for the years ended December 31, 2005, 2004 and 2003 are listed in the table below (dollars in millions).

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost
Service cost	$23	$27	$21	$4	$4	$2
Interest cost	29	37	33	7	6	5
Expected return on assets	(20)	(28)	(28)	—	—	—
Amortization
— actuarial (gains) losses	5	4	3	1	1	—
— prior service cost	2	4	5	—	—	—
Curtailment/settlement losses	—	(19)	7	—	—	—

Total	$39	$25	$41	$12	$11	$7

Weighted average assumptions used to determine benefit obligations as of December 31,
Discount rate	5.1%	5.4%	5.8%	5.7%	5.8%	6.2%
Average compensation growth	4.0%	3.6%	3.3%	3.9%	4.0%	3.7%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.4%	5.8%	6.2%	5.8%	6.2%	6.5%
Average compensation growth	4.2%	3.3%	3.0%	4.0%	3.7%	3.9%
Expected return on plan assets	7.4%	8.3%	8.0%	—	—	—

In selecting the appropriate discount rate for each plan, we generally used a country-specific high-quality corporate bond index, adjusted to reflect the duration of the particular plan. In the U.S., the discount rate was calculated by matching the plan’s projected cash flows with similar duration high-quality corporate bonds to develop a present value, which was then calibrated to develop a single equivalent discount rate.

In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium in each relevant country of equity or real estate over long-term bond yields. The approach is consistent with the principle that assets with higher risk provide a greater return over the long term.

Novelis provides unfunded health care and life insurance benefits to retired employees in Canada and the United States, for which we paid $7 million in 2005. The assumed health care cost trend used for measurement purposes is 9.0% for 2006, decreasing gradually to 5.0% in 2010 and remaining at that level thereafter. A change of one percentage point in the assumed health care cost trend rates would have the following effects (in millions).

	Other Benefits
	1% Increase	1% Decrease

Sensitivity Analysis
Effect on service and interest costs	$1	$(1)
Effect on benefit obligation	$12	$(11)

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

In addition, Novelis provides post-employment benefits, including workers’ compensation, disability, jubilees, early retirement and continuation of benefits (medical, dental, and life insurance) to former or inactive employees which are accounted for on an accrual basis in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43.  Other long-term liabilities included $24 million at December 31, 2005 for these benefits.

16.	Currency Gains and Losses

The following currency gains (losses) are included in Other income — net in our consolidated and combined statements of income (in millions).

	Year Ended December 31,
	2005	2004	2003

Net gains (losses) on change in fair market value of currency derivatives	$96	$(23)	$(37)
Realized currency gains	—	—	1
Net gains (losses) on translation of monetary assets and liabilities	6	(4)	(7)

	$102	$(27)	$(43)

The following currency gains (losses) are recorded in Accumulated other comprehensive income (loss).

	Year Ended December 31,
	2005	2004	2003

Cumulative translation adjustment — beginning of year	$120	$90	$(12)
Effect of changes in exchange rates	(155)	30	103
Realized translation adjustment gains	—	—	(1)

Cumulative translation adjustment — end of year	$(35)	$120	$90

17.	Financial Instruments and Commodity Contracts

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and other commodity prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures. Alcan is the principal counterparty to our aluminum forward contracts and some of our aluminum options. In 2004, Alcan was also the principal counterparty to our forward exchange contracts. As described in Note 20 — Related Party Transactions, in 2004 and prior years, Alcan was considered a related party to us. However, subsequent to the spin-off, Alcan is no longer a related party, as defined in FASB Statement No. 57, Related Party Disclosures.

There have been no material changes in financial instruments and commodity contracts during 2005, except as noted below.

•	During the first quarter of 2005, we entered into U.S. dollar interest rate swaps totaling $310 million with respect to the Term Loan B in the U.S. and $766 million of cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million) with respect to intercompany loans to several European subsidiaries.

•	During the second quarter of 2005, we monetized the initial cross-currency interest rate swaps and replaced them with new cross-currency interest rate swaps maturing in 2015, totaling $712 million as of December 31, 2005 (Euro 475 million, GBP 62 million, CHF 35 million). We realized a gain of $45 million related to this transaction.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

•	During the third quarter of 2005, we entered into cross-currency principal only swaps (Euro 89 million). The U.S. notional amount of these swaps was $108 million as of December 31, 2005. These swaps mature in 2006 and are designated as cash flow hedging instruments.

The fair values of our financial instruments and commodity contracts as of December 31, 2005 were as follows (in millions):

				Net Fair
As of December 31, 2005	Maturity Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$15	$(9)	$6
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency interest swaps	2006 through 2015	—	(24)	(24)
Aluminum forward contracts	2006 through 2009	87	(7)	80
Aluminum call options	Matures in 2006	109	—	109
Fixed price electricity contract	Matures in 2016	68	—	68

		284	(40)	244
Less: current portion(A)		194	(22)	172

		$90	$(18)	$72

(A)	Current portion as presented on our consolidated balance sheet. Remaining long-term portions of fair values are included in Other long-term assets and Other long-term liabilities on our consolidated balance sheet.

The fair values of our financial instruments and commodity contracts as of December 31, 2004 were as follows (in millions):

				Net Fair
As of December 31, 2004	Maturity Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2005 through 2009	$3	$(60)	$(57)
Interest rate swaps	Matures in 2007	—	(1)	(1)
Cross-currency interest swaps	2005 through 2007	—	(8)	(8)
Aluminum forward contracts	2005 through 2006	112	(8)	104
Aluminum call options	Matures in 2005	26	—	26
Embedded derivatives	Matures in 2005	—	(13)	(13)
Natural gas futures	Matures in 2005	—	(1)	(1)
Fixed price electricity contract	Matures in 2016	18	—	18

		159	(91)	68
Less: current portion(A)		156	(91)	65

		$3	$—	$3

(A)	Current portion as presented on our combined balance sheet. Remaining long-term portions of fair values are included in Other long-term assets and Other long-term liabilities on our combined balance sheet.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

18.	Income Taxes

We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of Income before provision for taxes on income, minority interests’ share and cumulative effect of accounting change (and after removing our Equity in net income of non-consolidated affiliates) are as follows (in millions).

	Year Ended December 31,
	2005	2004	2003

Domestic (Canada)	$28	$(25)	$(24)
Foreign (all other countries)	190	250	228

	$218	$225	$204

The significant components of the Provision for taxes on income are as follows (in millions):

	Year Ended December 31,
	2005	2004	2003

Current income taxes
Canada	$11	$(11)	$(11)
Foreign (all other countries)	66	80	81

Total current	77	69	70

Deferred income taxes
Canada	(15)	2	4
Foreign (all other countries)	45	95	(24)

Total deferred	30	97	(20)

Total provision for taxes on income	$107	$166	$50

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

A reconciliation of the Canadian statutory income tax rates to our effective income tax rates for the periods presented is as follows ($ in millions):

	Year Ended December 31,
	2005	2004	2003

Canadian Statutory tax rate	33.0%	33.0%	32.0%

Income taxes at the Canadian statutory rate	$72	$74	$66
Increase (decrease) in tax rate resulting from:
Exchange translation items	23	13	1
Exchange revaluation of deferred income taxes	1	2	4
Change in valuation allowance	5	42	(14)
Tax credits and other allowances	(2)	(3)	(3)
Expense/income items with no tax effect	7	(2)	(4)
Tax rate differences on foreign earnings	5	10	9
Prior years’ tax adjustments	(10)	5	(13)
Withholding tax in connection with the spin-off	—	21	—
Other — net	6	4	4

Provision for taxes on income	$107	$166	$50

Effective tax rate	49.1%	73.8%	24.5%

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes, and the impact of available net operating loss (NOL) and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

The deferred income tax assets and deferred income tax liabilities are as follows (in millions):

	As of December 31,
	2005	2004

Deferred income tax assets:
Provisions not currently deductible for tax purposes	$183	$100
Tax losses/benefit carryforwards	101	174
Other assets	20	41

Total deferred income tax assets	304	315
Less: valuation allowance	(73)	(163)

Net deferred income tax assets	$231	$152

Deferred income tax liabilities:
Property, plant and equipment	$239	$255
Inventory valuation	48	42
Other liabilities	127	93

Total deferred income tax liabilities	$414	$390

Total Deferred income tax liabilities	$414	390
Less: Net deferred income tax assets	231	152

Net deferred income tax liabilities	$183	$238

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that valuation allowances of $73 million and $163 million were necessary as of December 31, 2005 and 2004, respectively.

As of December 31, 2005, we have net operating loss carryforwards of approximately $69 million (tax effected) and tax credit carryforwards of $32 million which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards expire starting in 2006 with some amounts being carried forward indefinitely. Valuation allowances of $50 million and $12 million have been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it is more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in the United Kingdom, France, and Italy. For the year ended December 31, 2005, the provision for taxes on income excluded $8.7 million of tax benefits which was recorded as a purchase price adjustment reducing goodwill.

The 2004 and 2003 historical combined financial statements were prepared on a carve-out basis. Under this carve-out basis, we calculated our income taxes for the years ended December 31, 2004 and 2003 as if all of our businesses had been separate tax paying legal entities, each filing a separate income tax return in its local tax jurisdiction. Because of differences between (i) the carve-out basis for the years 2004 and 2003 and (ii) the actual post-spin legal entity basis for 2005, the deferred income tax assets and respective valuation allowances were decreased by $53 million and $106 million, respectively.

We have undistributed earnings in our foreign subsidiaries. For those subsidiaries where the earnings are considered to be permanently reinvested, no provision for Canadian income taxes has been provided. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to both Canadian income taxes (subject to an adjustment for foreign taxes paid) and withholding taxes payable to the

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

various foreign countries. For those subsidiaries where the earnings are not considered permanently reinvested, taxes have been provided as required. The determination of the unrecorded deferred income tax liability for temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are considered to be permanently reinvested is not considered practicable.

We believe that it is more likely than not that the remaining deferred income tax assets as shown will be realized when future taxable income is generated through the reversal of existing temporary differences and income that is expected to be generated by businesses that have long-term contracts or a history of generating taxable income.

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for taxes on income. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material but cannot be estimated as of December 31, 2005.

We have recorded an income tax payable of $55 million as of December 31, 2005 and have made income tax payments to taxing authorities of $39 million during 2005.

19.	Earnings Per Share

The following table shows the information used in the calculation of basic and diluted earnings per share (in millions, except per share amounts).

	Year Ended December 31,
	2005	2004	2003

Numerator:
Net income before cumulative effect of accounting change	$96	$55	$157
Cumulative effect of accounting change — net of tax	(6)	—	—

Net income	$90	$55	$157

Denominator:
Weighted average number of outstanding shares	73.99	73.99	73.99
Effect of dilutive shares	.24	.44	.44

Adjusted number of outstanding shares	74.23	74.43	74.43

Earnings per share:
Basic —
Net income before cumulative effect of accounting change	$1.29	$0.74	$2.12
Cumulative effect of accounting change — net of tax	(0.08)	—	—

Net income	$1.21	$0.74	$2.12

Diluted —
Net income before cumulative effect of accounting change	$1.29	$0.74	$2.11
Cumulative effect of accounting change — net of tax	(0.08)	—	—

Net income	$1.21	$0.74	$2.11

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (dilutive shares). Diluted earnings per share reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options and Director Deferred Share Units (DDSUs).

Options to purchase an aggregate of 2,704,790 of our common shares were held by our employees as of December 31, 2005. For the year ended December 31, 2005, 1,363,647 of these options were dilutive, at an average exercise price of $19.44. These dilutive stock options are equivalent to 179,805 of our common shares for the year ended December 31, 2005. Additionally, there were 57,051 DDSUs that were included as dilutive shares for the year ended December 31, 2005 (see Note 14 — Stock-Based Compensation). The number of anti-dilutive options held by our employees as of December 31, 2005 was 1,341,143.

For the years ended December 31, 2004 and 2003, the number of shares used to compute basic earnings per share was 73,988,932, based on the number of Novelis common shares outstanding on our spin-off date of January 6, 2005. For diluted earnings per share for 2004 and 2003 the effect of dilutive stock options was calculated based on an aggregate of 1,356,735 Alcan common shares held by Novelis employees. Of these, 685,285 options to purchase Alcan common shares at an average exercise price of $29.96 were dilutive for the years ended December 31, 2004 and 2003. These dilutive stock options were equivalent to 443,351 of Novelis common shares. The number of anti-dilutive Alcan options attributable to Novelis employees as of December 31, 2004 and 2003 was 671,450.

20.	Related Party Transactions

In 2004 and prior, Alcan was considered a related party to Novelis. However, subsequent to the spin-off, Alcan is no longer a related party as defined in FASB Statement No. 57, and accordingly, all transactions between Novelis and Alcan subsequent to the spin-off are third party transactions. The following table describes the nature and amounts of transactions that we had with related parties during the years ended December 31, 2005, 2004 and 2003 (in millions).

	Year Ended December 31,
	2005	2004	2003

Net sales
Alcan(A)	$—	$450	$472

Cost of sales
Alcan(A)	$—	$403	$436

Research and development expenses
Alcan(B)	$—	$38	$44

Interest expense and amortization of debt issuance costs — net
Alcan(C)	$—	$33	$19

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

	Year Ended December 31,
	2005	2004	2003

Other (income) expense — net
Alcan:
Service fee income(D)	$—	$(42)	$(39)
Service fee expense(E)	—	25	26
Interest income(F)	—	(22)	(4)
Net gains on change in fair market value of derivatives(G)	—	(23)	(68)
Other	—	8	2

Total Other income — net, with Alcan	—	(54)	(83)
Aluminium Norf GmbH:
Interest expense (income)	1	(2)	(1)

Total Other income — net, with all related parties	$1	$(56)	$(84)

Purchases of inventory, tolling services and electricity
Aluminium Norf GmbH(H)	$205	$203	$187
Alcan(I)	—	1,739	1,732
Consorcio Candonga(J)	8	2	—
Petrocoque S.A. Industria e Comercio(K)	2	2	2

Total purchases from related parties	$215	$1,946	$1,921

(A)	We purchase from and sell materials to Alcan in the ordinary course of business.

(B)	These expenses represent an allocation of research and development expenses incurred by Alcan on behalf of Novelis.

(C)	As discussed further below and in Note 10 — Long-Term Debt, we had various short-term borrowings and long-term debt payable to Alcan where interest was charged on both a fixed and a floating rate basis.

(D)	Service fee income arose from sales of research and development and other corporate services to Alcan.

(E)	Service fee expense arose from the purchase of corporate services from Alcan.

(F)	Represents interest income earned on outstanding advances and loans to Alcan.

(G)	Alcan was the counterparty to most of our metal and currency derivatives.

(H)	Aluminium Norf GmbH provides tolling services to us.

(I)	Alcan is our primary third party supplier of prime and sheet ingot. Refer to Note 21 — Commitments and Contingencies.

(J)	Consorcio Candonga supplies approximately 25% of Novelis South America’s total electricity requirements.

(K)	Petrocoque S.A. Industria e Comercio supplies calcined-coke to our South America smelting operations.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

The table below describes the nature of and the period-end balances that we have with related parties.

	As of December 31,
	2005	2004

Customer accounts receivable
Alcan(A)	$—	$87

Other receivables
Alcan(B)	$—	$666
Aluminium Norf GmbH(C)	33	45

	$33	$711

Long-term receivables
Alcan	$—	$2
Aluminium Norf GmbH(C)	71	102

	$71	$104

Current portion of long-term debt
Alcan(D)	$—	$290

Short-term borrowings
Alcan(E)	$—	$312

Accounts payable
Alcan(A)	$—	$297
Aluminium Norf GmbH(A)	38	45

	$38	$342

Long-term debt — net of current portion
Alcan(D)	$—	$2,307

(A)	We purchase from and sell materials to Alcan and we purchase services from an investee accounted for under the equity method, in the ordinary course of business.

(B)	The balance as of December 31, 2004 includes various short-term floating rate notes totaling Euro 266 million and $55 million maturing within one year that were settled by Alcan in 2005 as part of our spin-off.

(C)	The balances represent current and non-current portions of a loan to an investee accounted for under the equity method.

(D)	We had various loans payable to Alcan as of December 31, 2004 as described in Note 10 — Long-Term Debt that were repaid in the first quarter of 2005.

(E)	The balance as of December 31, 2004 is comprised of loans due to Alcan in various currencies including Euro 193 million and GBP 20 million that were repaid in 2005 as part of our spin-off.

21.	Commitments and Contingencies

As described in Note 20 — Related Party Transactions, Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan for the years ended December 31, 2005, 2004 and 2003 represented 40%, 43% and 42%, respectively, of our total combined prime and sheet ingot purchases.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

In addition to the assumed liabilities and contingencies described below, we may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially adversely affect our financial position, results of operations or liquidity. Although there is a possibility that liabilities may arise in other instances for which no accruals have been made, or that actual losses may exceed our estimated liabilities for which we have provided accruals, we do not believe that it is probable that any associated losses or incremental losses would be sufficient to materially impair our operations or materially adversely affect our financial position, results of operations or liquidity for any particular reporting period, absent unusual circumstances.

Separation from Alcan

In connection with our separation from Alcan, we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Alcan for claims successfully brought against Alcan or for the defense of, or defend, legal actions that arise from time to time in the normal course of our rolled products business including commercial and contract disputes, employee-related claims and tax disputes (including several disputes with Brazil’s Ministry of Treasury regarding taxes and social security contributions described below).

Legal Proceedings

Reynolds Boat Case.  As previously disclosed, we and Alcan Inc. were defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB. Plaintiffs were Reynolds Metals Company, Alcoa, Inc. and National Union Fire Insurance Company of Pittsburgh, Pennsylvania. The case was tried before a jury beginning on May 1, 2006 under warranty theories, based on allegations that from 1998 to 2001 we and Alcan sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. The jury reached a verdict on May 22, 2006 against us and Alcan for approximately $60 million, and the court later awarded Reynolds and Alcoa approximately $16 million in prejudgment interest and court costs.

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have six months to complete their review. We have agreed to post a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005 we recognized a liability included in Accrued expenses and other current liabilities of $71 million, the full amount of the settlement, with a corresponding charge to earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets of $31 million with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we have only recognized an insurance receivable to the extent that coverage is not in dispute. We have presented the net loss of $40 million as a separate line item on the face of our statement of income entitled Litigation settlement — net of insurance recoveries.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

While the ultimate resolution of the nature and extent of any costs not covered under our insurance contracts cannot be determined with certainty or reasonably estimated at this time, if there is an adverse outcome with respect to insurance coverage, and we are required to reimburse our insurers, it could have a material impact on cash flows in the period of resolution. Alternatively, the ultimate resolution could be favorable such that insurance coverage is in excess of what we have recognized to date. This would result in our recording a non-cash gain in the period of resolution, and this non-cash gain could have a material impact on our results of operations during the period in which such a determination is made.

Environmental Matters

The following describes certain environmental matters relating to our business. None of the environmental matters include government sanctions of $100,000 or more.

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Such laws typically impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses, on those persons who contributed to the release of a hazardous substance into the environment. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters will be approximately $47 million. A total liability of $47 million has been recorded on our consolidated balance sheet as of December 31, 2005. Of this amount, $38 million is included in Other long-term liabilities, with the remaining $9 million included in Accrued expenses and other current liabilities in our consolidated balance sheet as of December 31, 2005. Management has reviewed the environmental matters for which we assumed liability as a result of our separation from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters should not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial position, results of operations or liquidity.

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

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

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

In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is in the range of $12 million to $26 million. Based upon the report and other factors, we accrued $19 million as our estimated cost, which is included in the total liability for undiscounted remaining clean-up costs of $47 million described above. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and we believe that our estimate of $19 million is reasonable, and that the remediation plan will be approved for implementation in 2007.

Borgofranco.  A stockpile of salt cake, a by-product of the production process at our Borgofranco, Italy plant, has accumulated over several years. A reserve of approximately $8 million has been provided for its processing and disposal. Further, tests on the soil at the Borgofranco site discovered additional contamination. A reserve of approximately $4 million was established to cover the expected remediation required. In the third quarter of 2005, we announced our intent to close the business. Additional land remediation reserves of $1.5 million and additional salt cake reserves of $4.5 million were established following the closure announcement.

Judicial Deposits

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, we made cash deposits aggregating $8 million during 2005 and $7 million during 2004. As of December 31, 2005, we have a total of $15 million deposited in judicial depository accounts pending finalization of the related cases. These amounts are included in Other long-term assets on our consolidated and combined balance sheets. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases.

Indirect Guarantees of the Indebtedness of Others

In addition to the aforementioned matters, we have also issued indirect guarantees of the indebtedness of others. In November 2002, the FASB issued FASB Interpretation No. 45 which requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee.

Under FASB Interpretation No. 45, a guarantor must disclose significant information about the obligations it guarantees including: the nature of the guarantee, maximum amount of future payments, fair market value of the liability, recourse provisions available to the guarantor, and any associated recoverable collateral.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Under FASB Interpretation No. 45, there are four principal types of guarantees: financial guarantees, performance guarantees, indemnifications, and indirect guarantees of the indebtedness of others. Currently, we only issue indirect guarantees for the indebtedness of others. The guarantees may cover the following entities:

•	wholly-owned subsidiaries;

•	variable interest entities consolidated under FASB Interpretation No. 46 (Revised); and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture which does not meet the consolidation tests under FASB Interpretation No. 46 (Revised).

In all cases, the indebtedness guaranteed is for trade payables to third parties.

Since we consolidate wholly-owned subsidiaries and variable interest entities in our financial statements, all liabilities associated with trade payables for these entities are already included in our consolidated and combined balance sheets.

The following table discloses our obligations under indirect guarantees of indebtedness as of December 31, 2005 (in millions).

	Maximum
	Potential Future	Liability	Assets Held for
Type of Entity	Payment	Carrying Value	Collateral

Wholly-Owned Subsidiaries	$14	$2	$—
Aluminium Norf GmbH	12	—	—

22.	Other Income — Net

The following table presents the components of Other income — net (in millions).

	Year Ended December 31,
	2005	2004	2003

Net gains on change in fair market value of derivative instruments(A)	$(269)	$(69)	$(20)
Gain on disposals of fixed assets — net	(17)	(5)	(28)
Exchange (gains) losses — net	(6)	2	17
Service fee income — net	—	(17)	(13)
Other	(7)	27	(5)

	$(299)	$(62)	$(49)

(A)	Included in the year ended December 31, 2005 amount is $43 million in pre-tax unrealized losses ($29 million after-tax) on the change in market value of derivative contracts, primarily with Alcan, for the period from January 1 to January 5, 2005, as described in Note 1 — Business and Summary of Significant Accounting Policies — Basis of Combination: Pre-Spin-off.

23.	Segment, Geographical Area and Major Customer Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments. The operating segments are Novelis North America (NNA), Novelis Europe (NE), Novelis Asia (NA) and Novelis South America (NSA).

Our chief operating decision-maker uses regional financial information in deciding how to allocate resources to an individual segment, and in assessing performance of the segment. Novelis’ chief operating decision-maker is its chief executive officer.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

We measure the profitability and financial performance of our operating segments based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) unrealized gains and losses due to changes in the fair market value of derivative instruments, except for Korean foreign exchange derivatives; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting (proportional share to equity accounting adjustments); (g) restructuring charges; (h) gains or losses on disposals of fixed assets and businesses; (i) corporate costs; (j) litigation settlement — net of insurance recoveries; (k) gains on the monetization of cross-currency interest rate swaps; (l) provision for taxes on income; and (m) cumulative effect of accounting change — net of tax.

We have recast our segment information for the years ended December 31, 2004 and 2003 to conform to our definition of Regional Income. Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies, except the operating segments include our proportionate share of net sales, expenses, assets and liabilities of our non-consolidated affiliates accounted for using the equity method, since they are managed within each operating segment.

The following is a description of our operating segments:

•	Novelis North America. Headquartered in Cleveland, Ohio, this segment manufactures aluminum sheet and light gauge products and operates 12 plants, including two recycling facilities, in two countries.

•	Novelis Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 16 plants, including two recycling facilities, in six countries.

•	Novelis Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

•	Novelis South America. Headquartered in Sao Paulo, Brazil, this segment comprises bauxite mining, alumina refining, smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates five plants in Brazil.

Proportional Share to Equity Accounting Adjustments.  The financial information for our segments includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the GAAP-based measure, we must remove our proportional share of each line item that we included in the segment amounts. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates to our consolidated and combined financial statements for further information about these non-consolidated affiliates.

Corporate and Other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Selected Segment Financial Information (in millions)

					Proportional
					Share to
	Novelis			Novelis	Equity
	North	Novelis	Novelis	South	Accounting	Corporate
Year Ended December 31, 2005	America	Europe	Asia	America	Adjustments	and Other	Total

Net sales (to third parties)	$3,265	$3,093	$1,391	$630	$(16)	$—	$8,363
Intersegment sales	2	31	8	41	—	(82)	—
Regional Income	196	206	108	110	—	—	620
Interest income	1	3	1	1	—	3	9
Interest expense and amortization of debt issuance costs	44	10	11	3	—	135	203
Depreciation and amortization	72	96	51	44	(34)	1	230
Restructuring charges	—	10	—	—	—	—	10
Impairment charges on long-lived assets	—	7	—	—	—	—	7
Equity in net income of non-consolidated affiliates	—	4	—	2	—	—	6
Provision (benefit) for taxes on income	33	59	(8)	26	(4)	1	107
Total assets	1,547	2,139	1,002	790	(85)	83	5,476
Investment in and advances to Non-consolidated affiliates	2	90	—	52	—	—	144
Capital expenditures	61	80	21	24	(20)	12	178

					Proportional
					Share to
	Novelis			Novelis	Equity
	North	Novelis	Novelis	South	Accounting	Corporate
Year Ended December 31, 2004	America	Europe	Asia	America	Adjustments	and Other	Total

Net sales (to third parties)	$2,964	$3,081	$1,194	$525	$(9)	$—	$7,755
Intersegment sales	8	30	9	57	—	(104)	—
Regional Income	240	200	80	134	—	—	654
Interest income	—	3	1	—	—	22	26
Interest expense and amortization of debt issuance costs	—	5	15	—	—	54	74
Depreciation and amortization	69	115	46	47	(37)	6	246
Restructuring charges	—	20	—	—	—	—	20
Impairment charges on long-lived assets	—	75	—	—	—	—	75
Equity in net income of non-consolidated affiliates	—	4	—	—	—	2	6
Provision for taxes on income	75	43	1	40	(4)	11	166
Total assets	1,406	2,885	954	779	(60)	(10)	5,954
Investment in and advances to non-consolidated affiliates	—	117	—	—	—	5	122
Capital expenditures	41	84	31	23	(16)	2	165

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

					Proportional
					Share to
	Novelis			Novelis	Equity
	North	Novelis	Novelis	South	Accounting	Corporate
Year Ended December 31, 2003	America	Europe	Asia	America	Adjustments	and Other	Total

Net sales (to third parties)	$2,385	$2,510	$918	$414	$(6)	$—	$6,221
Intersegment sales	40	23	13	23	—	(99)	—
Regional Income	176	175	69	88	—	—	508
Interest income	—	1	1	—	—	5	7
Interest expense and amortization of debt issuance costs	—	7	14	—	—	19	40
Depreciation and amortization	68	87	45	49	(32)	5	222
Restructuring charges	—	3	—	—	—	5	8
Impairment charges on long-lived assets	—	1	—	—	—	3	4
Equity in net income of non-consolidated affiliates	—	3	—	—	—	3	6
Provision for taxes on income	17	36	1	1	(4)	(1)	50
Total assets	2,392	2,364	904	808	(135)	(17)	6,316
Investment in and advances to non-consolidated affiliates	—	105	—	—	—	5	110
Capital expenditures	38	97	25	41	(14)	2	189

Segment Reconciliation from Total Regional Income to Net Income

	Year Ended December 31,
	2005	2004	2003
	($ in millions)

Total Regional Income	$620	$654	$508
Interest expense and amortization of debt discounts and fees	(203)	(74)	(40)
Unrealized gains due to changes in the fair market value of derivatives (A)	140	77	20
Depreciation and amortization	(230)	(246)	(222)
Impairment charges on long-lived assets	(7)	(75)	(4)
Minority interests’ share	(21)	(10)	(3)
Adjustment to eliminate proportional consolidation(B)	(36)	(41)	(36)
Restructuring charges	(10)	(20)	(8)
Gain on disposals of fixed assets and businesses	17	5	28
Corporate costs(C)	(72)	(49)	(36)
Litigation settlement — net of insurance recoveries	(40)	—	—
Gains on the monetization of cross-currency interest rate swaps	45	—	—
Provision for taxes on income	(107)	(166)	(50)

Net income before cumulative effect of accounting change	96	55	157
Cumulative effect of accounting change — net of tax	(6)	—	—

Net income	$90	$55	$157

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

(A)	Except for Korean foreign exchange derivatives.

(B)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income, the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our consolidated and combined statements of income. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates to our consolidated and combined financial statements for further information about these non-consolidated affiliates.

(C)	These items are managed by our corporate head office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters.

Geographical Area Information

We had 36 operating facilities in 11 countries as of December 31, 2005. The tables below present Net sales and Long-lived assets by geographical area (in millions). Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets are attributed to geographical areas based on asset location.

	Year Ended December 31,
	2005	2004	2003

Net sales:
United States	$3,029	$2,795	$2,174
Asia and Other Pacific	1,391	1,194	917
Brazil	616	515	408
Canada	234	182	212
Germany	1,850	1,865	1,705
United Kingdom	339	382	302
Other Europe	904	822	503

Total Net sales	$8,363	$7,755	$6,221

	Year Ended December 31,
	2005	2004

Long-lived assets:
United States	$431	$437
Asia and Other Pacific	605	622
Brazil	472	544
Canada	121	111
Germany	211	268
United Kingdom	159	167
Other Europe	393	481

Total Long-lived assets	$2,392	$2,630

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Information about Major Customers

In 2005, 2004 and 2003, 40%, 41% and 39%, respectively, of our total Net sales were to our ten largest customers. All of our operating segments had sales to Rexam Plc (Rexam), our largest customer, during the three years in the period ended December 31, 2005. Sales to Rexam and the percentage of our total Net sales are as follows:

	Year Ended December 31,
	2005	2004	2003

Sales to Rexam (in millions)	$1,045	$861	$628

Percentage of total Net sales	12.5%	11.1%	10.1%

24.	Quarterly Results (Unaudited)

The following tables present selected operating results and dividend information for the years ended December 31, 2005 and 2004 (in millions). We previously restated our consolidated and combined financial statements for our quarters ended March 31, 2005 and June 30, 2005, and those restated results are included in the following tables. Certain reclassifications of quarterly amounts have been made to conform to the presentation adopted for the current year.

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	(restated)	(restated)
	($ in millions, except per share data)

Net sales	$2,112	$2,172	$2,053	$2,026	$8,363
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,884	1,960	1,834	1,892	7,570
Selling, general and administrative expenses	88	82	90	92	352
Litigation settlement — net of insurance recoveries	—	—	—	40	40
Provision for depreciation and amortization	59	58	56	57	230
Research and development expenses	8	11	10	12	41
Restructuring charges (recoveries)	(2)	(1)	7	6	10
Impairment charges on long-lived assets	—	1	4	2	7
Interest expense and amortization of debt issuance costs — net	54	48	46	46	194
Equity in net income of non-consolidated affiliates	(2)	(2)	(2)	—	(6)
Other (income) expense — net	(34)	10	(48)	(227)	(299)
Provision for taxes on income	30	—	37	40	107
Minority interests’ share	5	5	9	2	21

Net income before cumulative effect of accounting change	22	—	10	64	96
Cumulative effect of accounting change — net of tax	—	—	—	(6)	(6)

Net income	$22	$—	$10	$58	$90

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	(restated)	(restated)
	($ in millions, except per share data)

Earnings per share:
Basic —
Net income before cumulative effect of accounting change	$0.30	$—	$0.14	$0.86	$1.29
Cumulative effect of accounting change — net of tax	—	—	—	(0.08)	(0.08)

Net earnings per share — basic	$0.30	$—	$0.14	$0.78	$1.21

Diluted —
Net income before cumulative effect of accounting change	$0.30	$—	$0.14	$0.86	$1.29
Cumulative effect of accounting change — net of tax	—	—	—	(0.08)	(0.08)

Net earnings per share — diluted	$0.30	$—	$0.14	$0.78	$1.21

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.36

	Year Ended December 31, 2004
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	($ in millions, except per share data)

Net sales	$1,810	$1,929	$2,000	$2,016	$7,755
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,585	1,690	1,757	1,824	6,856
Selling, general and administrative expenses	62	54	75	98	289
Litigation settlement — net of insurance recoveries	—	—	—	—	—
Provision for depreciation and amortization	61	57	60	68	246
Research and development expenses	10	18	13	17	58
Restructuring charges	—	2	10	8	20
Impairment charges on long-lived assets	—	—	9	66	75
Interest expense and amortization of debt issuance costs — net	13	12	11	12	48
Equity in net income of non-consolidated affiliates	(2)	(1)	(1)	(2)	(6)
Other (income) expense — net	(35)	26	(15)	(38)	(62)
Provision for taxes on income	43	23	45	55	166
Minority interests’ share	4	3	2	1	10

Net income (loss)	$69	$45	$34	$(93)	$55

Earnings (loss) per share:
Basic	$0.93	$0.61	$0.47	$(1.26)	$0.74

Diluted	$0.92	$0.61	$0.47	$(1.26)	$0.74

Dividends per common share	$—	$—	$—	$—	$—

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

25.	Supplemental Guarantor Information

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

The following information presents condensed consolidating and combined statements of income for the years ended December 31, 2005, 2004 and 2003, condensed consolidating and combined balance sheets as of December 31, 2005 and December 31, 2004, and condensed consolidating and combined statements of cash flows for the years ended December 31, 2005, 2004 and 2003 of the Parent, the Guarantors, and the Non-Guarantors. Investments include investments in non-consolidated affiliates as well as investments in net assets of divisions included in the Parent and have been presented using the equity method of accounting. General corporate expenses and stock option and other stock-based compensation expenses allocated by Alcan to us prior to the spin-off have also been included in the Parent’s information.

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Novelis Inc.

Condensed Consolidating and Combining Statement of Income

	Year Ended December 31, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined
	(In millions)

Net sales	$1,284	$6,872	$2,479	$(2,272)	$8,363

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,245	6,283	2,314	(2,272)	7,570
Selling, general and administrative expenses	43	242	67	—	352
Litigation settlement — net of insurance recoveries	—	40	—	—	40
Provision for depreciation and amortization	11	158	61	—	230
Research and development expenses	28	12	1	—	41
Restructuring charges	—	(1)	11	—	10
Impairment charges on long-lived assets	—	1	6	—	7
Interest expense and amortization of debt issuance costs — net	55	119	20	—	194
Equity in net income of non-consolidated affiliates	(133)	(6)	—	133	(6)
Other income — net	(58)	(222)	(19)	—	(299)

	1,191	6,626	2,461	(2,139)	8,139

Income before provision (benefit) for taxes on income, minority interests’ share and cumulative effect of accounting change	93	246	18	(133)	224
Provision (benefit) for taxes on income	3	107	(3)	—	107

Income before minority interests’ share and cumulative effect of accounting change	90	139	21	(133)	117
Minority interests’ share	—	—	(21)	—	(21)

Net income (loss) before cumulative effect of accounting change	90	139	—	(133)	96
Cumulative effect of accounting change — net of tax	—	(6)	—	—	(6)

Net income (loss)	$90	$133	$—	$(133)	$90

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Novelis Inc.

Condensed Combining Statement of Income

	Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Combined
	(In millions)

Net sales	$1,152	$6,428	$2,101	$(1,926)	$7,755

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,106	5,721	1,955	(1,926)	6,856
Selling, general and administrative expenses	44	178	67	—	289
Provision for depreciation and amortization	10	165	71	—	246
Research and development expenses	—	58	—	—	58
Restructuring charges	—	20	—	—	20
Impairment charges on long-lived assets	—	8	67	—	75
Interest expense and amortization of debt issuance costs — net	—	30	18	—	48
Equity in net income of non-consolidated affiliates	(82)	(6)	—	82	(6)
Other (income) expense — net	8	(63)	(7)	—	(62)

	1,086	6,111	2,171	(1,844)	7,524

Income (loss) before provision for taxes on income and minority interests’ share	66	317	(70)	(82)	231
Provision for taxes on income	11	153	2	—	166

Income (loss) before minority interests’ share	55	164	(72)	(82)	65
Minority interests’ share	—	—	(10)	—	(10)

Net income (loss)	$55	$164	$(82)	$(82)	$55

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Novelis Inc.

Condensed Combining Statement of Income

	Year Ended December 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Combined
	(In millions)

Net sales	$919	$5,499	$1,253	$(1,450)	$6,221

Cost of goods sold (exclusive of depreciation and amortization shown below)	878	4,899	1,155	(1,450)	5,482
Selling, general and administrative expenses	55	155	45	—	255
Provision for depreciation and amortization	10	158	54	—	222
Research and development expenses	—	62	—	—	62
Restructuring charges	—	8	—	—	8
Impairment charges on long-lived assets	—	4	—	—	4
Interest expense and amortization of debt issuance costs — net	—	15	18	—	33
Equity in net income of non-consolidated affiliates	(165)	(6)	—	165	(6)
Other (income) expense — net	(9)	(1)	(39)	—	(49)

	769	5,294	1,233	(1,285)	6,011

Income before provision (benefit) for taxes on income and minority interests’ share	150	205	20	(165)	210
Provision (benefit) for taxes on income	(7)	66	(9)	—	50

Income before minority interests’ share	157	139	29	(165)	160
Minority interests’ share	—	—	(3)	—	(3)

Net income	$157	$139	$26	$(165)	$157

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet

	As of December 31, 2005
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$2	$34	$64	$—	$100
Accounts receivable
— third parties	67	689	342	—	1,098
— related parties	381	318	22	(688)	33
Inventories	49	769	310	—	1,128
Prepaid expenses and other current assets	2	55	9	—	66
Current portion of fair value of derivative contracts	—	186	8	—	194
Deferred income tax assets	—	—	8	—	8

Total current assets	501	2,051	763	(688)	2,627
Property and equipment — net	121	1,297	742	—	2,160
Goodwill	—	25	186	—	211
Intangible assets — net	—	18	3	—	21
Investments in and advances to non-consolidated affiliates	729	144	—	(729)	144
Fair value of derivative contracts — net of current portion	—	90	—	—	90
Deferred income tax assets	8	5	8	—	21
Other long-term assets	1,129	173	143	(1,243)	202

Total assets	$2,488	$3,803	$1,845	$(2,660)	$5,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$2	$1	$—	$3
Short-term borrowings
— third parties	—	23	4	—	27
— related parties	45	409	17	(471)	—
Accounts payable
— third parties	76	442	348	—	866
— related parties	62	152	41	(217)	38
Accrued expenses and other current liabilities	105	411	125	—	641
Deferred income tax liabilities	—	26	—	—	26

Total current liabilities	288	1,465	536	(688)	1,601
Long-term debt — net of current portion
— third parties	1,742	640	218	—	2,600
— related parties	—	1,017	226	(1,243)	—
Deferred income tax liabilities	—	176	10	—	186
Accrued post-retirement benefits	9	213	83	—	305
Other long-term liabilities	16	163	13	—	192
Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	159	—	159
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	425	—	—	—	425
Retained earnings	92	—	—	—	92
Accumulated other comprehensive income (loss)	(84)	131	(21)	(110)	(84)
Owner’s net investment	—	(2)	621	(619)	—

Total shareholders’ equity	433	129	600	(729)	433

Total liabilities and shareholders’ equity	$2,488	$3,803	$1,845	$(2,660)	$5,476

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Novelis Inc.

Condensed Combined Balance Sheet

	As of December 31, 2004
	Parent	Guarantors	Non-Guarantors	Eliminations	Combined
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$—	$12	$19	$—	$31
Accounts receivable
— third parties	1	439	330	—	770
— related parties	129	870	37	(238)	798
Inventories	50	801	375	—	1,226
Prepaid expenses and other current assets	2	10	24	—	36
Current portion of fair value of derivative contracts
— third parties	—	20	2	—	22
— related parties	—	134	—	—	134

Total current assets	182	2,286	787	(238)	3,017
Property and equipment — net	112	1,404	831	—	2,347
Goodwill	—	28	228	—	256
Intangible assets — net	—	23	4	—	27
Investments in and advances to non-consolidated affiliates	1,242	168	—	(1,288)	122
Fair value of derivative contracts — net of current portion	—	1	2	—	3
Deferred income tax assets	—	12	—	—	12
Other long-term assets	210	133	37	(210)	170

Total assets	$1,746	$4,055	$1,889	$(1,736)	$5,954

LIABILITIES AND INVESTED EQUITY
Current liabilities
Current portion of long-term debt
— third parties	$—	$—	$1	$—	$1
— related parties	290	—	—	—	290
Short-term borrowings
— third parties	—	122	107	—	229
— related parties	—	231	152	(71)	312
Accounts payable
— third parties	6	156	330	—	492
— related parties	79	370	60	(167)	342
Accrued expenses and other current liabilities	16	281	128	—	425
Deferred income tax liabilities	—	—	1	—	1

Total current liabilities	391	1,160	779	(238)	2,092
Long-term debt — net of current portion
— third parties	—	—	139	—	139
— related parties	749	1,751	17	(210)	2,307
Deferred income tax liabilities	43	183	23	—	249
Accrued post-retirement benefits	—	199	85	—	284
Other long-term liabilities	8	174	6	—	188
Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	140	—	140
Invested equity
Accumulated other comprehensive income	88	59	29	(88)	88
Owner’s net investment	467	529	671	(1,200)	467

Total invested equity	555	588	700	(1,288)	555

Total liabilities and invested equity	$1,746	$4,055	$1,889	$(1,736)	$5,954

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Novelis Inc.

Condensed Consolidating and Combined Statement of Cash Flows

	Year Ended December 31, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined
	(In millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$181	$407	$39	$(178)	$449

INVESTING ACTIVITIES
Capital expenditures	(19)	(120)	(39)	—	(178)
Proceeds from sales of assets	—	10	9	—	19
Proceeds from (advances on) loans receivable — net — third parties	—	4	15	—	19
— related parties	(1,171)	(156)	(118)	1,819	374
Share repurchase — intercompany	400	—	—	(400)	—
Premiums paid to purchase derivative instruments	—	(57)	—	—	(57)
Net proceeds from settlement of derivative instruments	45	94	9	—	148

Net cash provided by (used in) investing activities	(745)	(225)	(124)	1,419	325

FINANCING ACTIVITIES
Proceeds from issuance of new debt
— third parties	1,875	825	79	—	2,779
— related parties	40	1,526	253	(1,819)	—
Principal repayments
— third parties	(1,153)	(574)	(95)	—	(1,822)
— related parties	(192)	(988)	—	—	(1,180)
Short-term borrowings — net
— third parties	2	(47)	(100)	—	(145)
— related parties	(30)	(281)	9	—	(302)
Share repurchase — intercompany	—	(400)	—	400	—
Dividends — common shareholders	(27)	(176)	(2)	178	(27)
Dividends — minority interests	—	—	(7)	—	(7)
Net receipts from (payments to) Alcan	100	(21)	(7)	—	72
Debt issuance costs	(49)	(22)	—	—	(71)

Net cash provided by (used in) financing activities	566	(158)	130	(1,241)	(703)

Net increase in cash and cash equivalents	2	24	45	—	71
Effect of exchange rate changes on cash balances held in foreign currencies	—	(2)	—	—	(2)
Cash and cash equivalents — beginning of year	—	12	19	—	31

Cash and cash equivalents — end of year	$2	$34	$64	$—	$100

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Novelis Inc.

Condensed Combined Statement of Cash Flows

	Year ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Combined
	(In millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(60)	$255	$19	$(6)	$208

INVESTING ACTIVITIES
Capital expenditures	(6)	(93)	(66)	—	(165)
Proceeds from sales of assets	—	15	2	—	17
Business acquisitions — net of cash and cash equivalents acquired	—	1	(1)	—	—
Proceeds from (advances on) loans receivable — net	(259)	895	5	233	874

Net cash provided by (used in) investing activities	(265)	818	(60)	233	726

FINANCING ACTIVITIES
Proceeds from issuance of new debt	1,039	1,173	134	(210)	2,136
Principal repayments	—	(935)	(63)	—	(998)
Short-term borrowings — net
— third parties	—	(614)	(160)	—	(774)
— related parties	—	166	78	(23)	221
Issuance of preference shares	—	(32)	32	—	—
Dividends — minority interests	—	—	(10)	6	(4)
Net receipts from (payments to) Alcan	(714)	(828)	30	—	(1,512)

Net cash provided by (used in) financing activities	325	(1,070)	41	(227)	(931)

Net increase in cash and cash equivalents	—	3	—	—	3
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	—	—	1
Cash and cash equivalents — beginning of year	—	8	19	—	27

Cash and cash equivalents — end of year	$—	$12	$19	$—	$31

Novelis Inc.

Notes to the Consolidated and Combined Financial Statements — (Continued)

Novelis Inc.

Condensed Combined Statement of Cash Flows

	Year Ended December 31, 2003
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Combined
	(In millions)

OPERATING ACTIVITIES
Net cash provided by operating activities	$107	$65	$213	$59	$444

INVESTING ACTIVITIES
Capital expenditures	(7)	(147)	(35)	—	(189)
Proceeds from sales of assets	—	8	25	—	33
Business acquisitions — net of cash and cash equivalents acquired	—	8	(9)	(10)	(11)
Proceeds from (advances on) loans receivable — net	35	(1,229)	(28)	12	(1,210)

Net cash provided by (used in) investing activities	28	(1,360)	(47)	2	(1,377)

FINANCING ACTIVITIES
Proceeds from issuance of new debt	—	971	—	—	971
Short-term borrowings — net
— third parties	—	621	(44)	—	577
— related parties	(77)	52	8	(12)	(29)
Net receipts from (payments to) Alcan	(58)	(359)	(126)	(49)	(592)

Net cash provided by (used in) financing activities	(135)	1,285	(162)	(61)	927

Net increase (decrease) in cash and cash equivalents	—	(10)	4	—	(6)
Effect of exchange rate changes on cash balances held in foreign currencies	—	2	—	—	2
Cash and cash equivalents — beginning of year	—	16	15	—	31

Cash and cash equivalents — end of year	$—	$8	$19	$—	$27

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As a result of the restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, we delayed the filing of this Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The delay in filing these financial statements is a direct result of the time needed to complete our recent financial review and restatement, which we concluded on May 16, 2006.

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

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2005, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of December 31, 2005 and concluded that they were not effective as a result of the material weaknesses described below that were identified in connection with the restatement of our unaudited condensed consolidated and combined financial statements for the interim periods ended March 31, 2005 and June 30, 2005. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Material weaknesses

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We were not required by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. We are, however, required to perform such an evaluation for the year ending December 31, 2006 and such evaluation will be based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We cannot assure you that the material weaknesses described below will be fully remediated prior to the conclusion of this evaluation, or that we will not uncover additional material weaknesses as of December 31, 2006.

While we were not required to conduct a Section 404 evaluation, as of December 31, 2005, we identified the following material weaknesses:

•	Lack of sufficient resources in our accounting and finance organization. We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, which resulted in our not maintaining effective controls over the financial statement close and reporting process. Specifically, as a result of our separation from Alcan, which involved a series of complex transactions, including corporate restructurings and refinancing activities, we lacked sufficient resources to properly perform the quarterly and annual financial statement close processes, including the review of certain account reconciliations and financial statement preparation and disclosures. Further, we did not maintain an effective internal audit function. Following our separation from Alcan, there was a lack of leadership of the internal audit function and lack of independence of internal audit personnel from the finance and accounting function due to the lines of reporting, which impacted the effectiveness of the monitoring of our internal control over financial reporting. This control deficiency contributed to the material weaknesses discussed below.

•	Inadequate monitoring of non-routine and non-systematic transactions. We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. Specifically, the accounting for the spin-related capital and debt transactions required to form Novelis was not adequately monitored to ensure that these transactions were appropriately accounted for in accordance with GAAP. This control deficiency primarily affected Additional paid-in capital, Currency translation adjustments and Income taxes.

•	Accounting for accrued expenses. We did not maintain effective controls over the completeness and accuracy of certain of our accrued liabilities and related expense accounts, in particular, the ongoing monitoring of developments affecting our accrued liabilities. Specifically, lines of communication between our internal legal department and external counsel in Brazil were inadequate to timely identify and accurately report new developments in legal proceedings to ensure they were accounted for in accordance with GAAP. In addition, we did not maintain effective controls to ensure that liabilities related to Brazilian labor claims were accurately presented and appropriately reviewed to ensure recognition in the proper period in accordance with GAAP. These matters primarily affected Accrued expenses and other current liabilities, Other long-term liabilities, Cost of sales and operating expenses and Other income — net.

•	Accounting for Income Taxes. We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. Specifically, we did not maintain effective controls to (1) timely record additional income taxes related to the deemed disposal of goodwill, (2) account for income taxes on the currency translations related to intercompany loans to our European subsidiaries, (3) ensure that proper allocation of currency gains/losses between capital and operating were used in calculating the quarterly effective tax rate, and (4) account for certain Brazilian tax loss carryforwards. This control deficiency affected Income taxes, Accrued income taxes, Deferred income taxes and Accumulated other comprehensive income.

•	Accounting for derivative transactions. We did not maintain effective controls over the evaluation, documentation and accounting for derivative transactions, including transactions that we attempted to qualify for hedge accounting, in compliance with GAAP, which affected the accounting for Fair value of derivative contracts, Cost of sales and operating expenses, Other income — net, and Other comprehensive income (loss).

The above control deficiencies resulted in the need for restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, audit adjustments to the quarter ended September 30, 2005 and the delay of the filing of this Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. Additionally, these control deficiencies could result in a misstatement in the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Notwithstanding the above material weaknesses, management has concluded that our annual consolidated and combined financial statements were prepared in accordance with GAAP. Accordingly, the annual consolidated and combined financial statements included in our Annual Report on this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

Remediation efforts

Management, with Audit Committee oversight, has begun implementing the following actions to remediate the material weaknesses and deficiencies in disclosure controls and procedures described above:

1. Efforts to strengthen accounting and finance department through additional professional staff.  We have hired a number of additional professional staff over the past several months with the skills and experience needed for a global public company of our size and complexity, including an individual with expertise in and responsibility for derivative accounting. We will continue to seek to strengthen our accounting and finance department and strive to appropriately balance the allocation of full-time staff and consultants. As previously announced, in the second quarter of 2006, we hired Rick Dobson as our new senior vice president and chief financial officer and Robert M. Patterson as our new vice president, controller and chief accounting officer. The development of adequate corporate level accounting and finance oversight is still ongoing. We are still recruiting accounting and finance personnel and do not yet have permanent resources in place sufficient to close our books without significant reliance on third-party contractors.

2. Hiring of chief internal auditor.  In January 2006, a new chief internal auditor was hired. The new chief internal auditor reports to our Audit Committee and has been charged with the responsibility of improving the overall effectiveness of the internal audit function. In addition, the new chief internal auditor has been charged with strengthening the internal audit department and overseeing our Section 404 evaluation of internal control over financial reporting, which will include evaluating and recommending improvements in the existing internal controls at both the corporate and business group level and establishing a mechanism to monitor the effectiveness of internal controls on an ongoing basis.

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

4. Increased communication internally and with outside advisors.  We have increased communication by and among senior management, external advisors and other third parties relevant to the disclosure process. Specifically, the chief executive officer meets weekly with his management team to review operational developments and he receives written departmental reports from his executive team monthly. The Board of Directors receives timely and regular updates on issues of importance. The chief executive officer also prepares a report to the Board of Directors highlighting operational and financial results which is also distributed to his executive team.

5. Enhanced efforts to identify non-routine transactions.  We have initiated bi-weekly meetings with regional finance leaders to identify non-routine transactions and their related accounting treatment at an early stage. Additionally, each quarter our controller distributes a list of non-routine transactions to members of management for their review and verification.

6. Disclosure controls and procedures improvements.  With respect to the preparation of periodic reports to be filed with the SEC, we have instituted formal meetings of key personnel involved in the process and developed detailed checklists and timetables with appropriate responsibilities and structural processes. In addition, we are utilizing a system of uniform document management (e.g., numbering, dating, and red-lining drafts) and improved coordination of the drafting process with respect to our earnings releases and periodic reports.

7. Corporate level review.  Several corporate level accounting and finance review practices have been implemented to improve oversight into regional accounting issues, including quarterly balance sheet and income statement analytical reviews, quarterly reviews of legal matters, income taxes, derivatives, currency translation adjustments, and roll forward analyses of key balance sheet and income statement accounts and footnote disclosures. We have also implemented enhanced reporting procedures within our legal, accounting and finance departments to improve the accuracy, completeness and timeliness of reporting of legal matters, non-routine transactions and control deficiencies.

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

Changes in internal control over financial reporting and related matters

As announced on June 28, 2006, we appointed Rick Dobson as our new senior vice president and chief financial officer. Prior to joining our company, Mr. Dobson was the chief financial officer of Aquila, Inc., a Kansas City, Missouri based operator of electricity and natural gas distribution utilities, since 2002. On March 20, 2006, we announced that Robert M. Patterson joined Novelis as a senior finance professional; Mr. Patterson later assumed the responsibilities of vice president, controller and chief accounting officer in the second quarter of 2006 once our previous controller completed her work for us. While we expect a smooth transition in the leadership of our accounting and finance organization, we cannot assure you that the departure of our previous chief financial officer and our previous controller will not lead to one or more material changes in our internal control over financial reporting during a future period.

Other than the remedial measures described above that impacted our internal control over financial reporting during the quarter ended December 31, 2005, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2005.

Item 9B.	Other Information

Our 2006 annual meeting of shareholders is scheduled to be held on October 26, 2006. Shareholders wishing to submit a proposal for possible inclusion in our proxy statement must submit the proposal in writing to our Corporate Secretary at 3399 Peachtree Road NE, Suite 1500, Atlanta, Georgia, 30326, so that it is received on or before September 8, 2006. If we are not notified of an intent to present a proposal at our 2006 annual meeting of shareholders by September 8, 2006, the holders of proxies will have the right to exercise their discretionary voting authority with respect to such proposal, if presented at the meeting, even if we do not include information regarding such proposal in our proxy statement.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our Directors

Our board of directors is currently comprised of 13 directors. Our directors’ terms will expire at each annual shareholders meeting. The number of directors was expanded to 14 from 12 on April 27, 2006. Subsequently, Kevin Twomey and Edward Blechschmidt were appointed as directors on May 25 and June 29, 2006, respectively. J.E. Newall, our former Chairman and director, tendered his resignation from the board of directors in a letter dated July 5, 2006.

The following table sets forth information for persons currently serving as our directors. Except in the case of David FitzPatrick, Kevin Twomey and Edward Blechschmidt, all of the directors listed below have served on our board of directors since the spin-off. Mr. FitzPatrick joined our board of directors on March 24, 2005. Biographical details for each of our directors are set forth below.

Name	Age	Position

Brian W. Sturgell	56	Director, President and Chief Executive Officer
William T. Monahan	58	Chairman of the Board
Edward Blechschmidt(1)(4)	54	Director
Jacques Bougie, O.C	58	Director
Charles G. Cavell(2)(3)	63	Director
Clarence J. Chandran(3)(4)	57	Director
C. Roberto Cordaro(3)(4)	56	Director
Helmut Eschwey(2)(3)	56	Director
David J. FitzPatrick(1)(2)	52	Director
Suzanne Labarge(1)(4)	59	Director
Rudolf Rupprecht(4)	66	Director
Kevin M. Twomey(1)(2)	59	Director
Edward V. Yang(3)(4)	60	Director

(1)	Member of our Audit Committee.

(2)	Member of our Nominating and Corporate Governance Committee.

(3)	Member of our Human Resources Committee.

(4)	Member of our Customer Relations Committee.

Brian W. Sturgell is the President and Chief Executive Officer of Novelis. Mr. Sturgell has 33 years of experience in the aluminum business and worked for Alcan for 15 years prior to the spin-off of Novelis from Alcan. From January 2002 until January, 2005, Mr. Sturgell was Executive Vice President and a member of the Office of the President at Alcan, and responsible for Alcan’s Rolled Products Americas and Asia, Rolled Products Europe and Packaging business groups. In this role, he oversaw the global operations of Alcan’s rolled products and packaging businesses. Mr. Sturgell has held several other positions of increasing responsibility with Alcan since 1989. Mr. Sturgell graduated from Michigan State University with a B.S. degree. He has also attended the Executive Development Program at the Kellogg Graduate School at Northwestern University in the United States.

William T. Monahan is Chairman of our board of directors. Mr. Monahan is the retired chairman and chief executive officer of Imation Corporation (imaging and data storage), where he served in that capacity from its spin-off from 3M Co. (industrial, medical, consumer and office products) in 1996 to May 2004. Prior to that, he held numerous executive positions at 3M, including Group Vice President, Senior Vice President of 3M Italy and Vice President of the data storage division. Mr. Monahan is a member of the board of directors of Pentair, Inc. (water industry), Hutchinson Technology Inc. (computer industry) and Mosaic, Inc. (chemicals).

Edward Blechschmidt was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. From March 1999 to March 2000, Mr. Blechschmidt served as Chief Executive Officer and a director of Olsten Corporation, the conglomerate from which Gentiva Health Services was spun off and taken public. He served as President of Olsten Corporation (staffing services) from October 1998 to March 1999. He also served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens Pyramid Technologies (information technology) from July 1996 to October 1998. Prior to Siemens, he spent more than 20 years with Unisys Corporation (information technology), including serving as its Chief Financial Officer. Mr. Blechschmidt serves as a director of Healthsouth Corp. (healthcare), Lionbridge Technologies, Inc. (software), Option Care, Inc. (healthcare) and Columbia Laboratories, Inc. (pharmaceuticals).

Jacques Bougie, O.C. was President and Chief Executive Officer of Alcan Inc. from 1993 to 2001, at which time he retired. Mr. Bougie is also Chairman of the International Advisory Council of CGI Group Inc. (information technology) and is a member of the boards of directors of NOVA Chemicals Corporation (chemicals and plastics manufacturer) and Abitibi Consolidated Inc. (paper).

Charles G. Cavell is a retired former President and Chief Executive Officer of Quebecor World Inc., one of the world’s largest commercial printers, with plants throughout Europe, South America and North America. He served in such capacity from 1989 to his retirement in 2003. He currently serves on the board of several private companies and charitable institutions and he is Vice Chairman of the Board of Governors of Concordia University.

Clarence J. Chandran is Chairman of the Chandran Family Foundation Inc. (health care research and education) and, since 2001, Chairman of Conros Corporation (private mass market consumer products company — including LePages USA and PineMountain). He retired as President, Business Process Services, of CGI Group Inc. (information technology) in 2004 and retired as Chief Operating Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a member of the Duke University Board of Visitors and the Strategic Plan Executive Committee of the Pratt School of Engineering at Duke.

C. Roberto Cordaro has been President and Chief Executive Officer and a member of the board of directors of Nuvera Fuel Cells, Inc. (fuel cell power systems manufacturing) since 2002. He was Chief Executive Officer of Motor Coach Industries International (coach manufacturing) from 2000 to 2001 and was Executive Vice President and Group President — Automotive of Cummins Inc. (engine manufacturing) from 1996 to 1999.

Helmut Eschwey has been Chairman of the Board of Management of Heraeus Holding GmbH (precious metals) in Germany since 2003. From 1994 to 2003, Dr. Eschwey was the head of the plastics technology business at SMS AG (engineering). Before he joined SMS AG, he held management positions at Freudenberg Group of Companies (industrial products), Pirelli & C. S.p.A. (tires) and the Henkel Group (chemicals).

David J. FitzPatrick was the senior advisor to the chief executive officer of Tyco International Ltd. (Tyco) (fire, security, electronics, healthcare and other industrial products) from March 2005 until December 2005, at which time he retired. Previously, he was Executive Vice President and Chief Financial Officer of Tyco, a post he held from September 2002 until March 2005. He was Senior Vice President and Chief Financial Officer of United Technologies Corporation (aerospace and building) from June 1998 until September 2002.

Suzanne Labarge retired in 2004 from her position as Vice Chairman and Chief Risk Officer of the Royal Bank of Canada, which she held since 1999. She was Executive Vice President, Corporate Treasury, of the Royal Bank of Canada from 1995 to 1998. She is a member of the Board of Governors of McMaster University.

Rudolf Rupprecht was the chairman of the executive board of MAN AG (mechanical engineering and trucks), in Germany from 1996 until the end of 2004, at which time he retired. Prior to that, Dr. Rupprecht was chairman of various supervisory boards within that company which he joined in 1966. Dr. Rupprecht is also a member of the supervisory boards of Salzgitter AG (steel mill), MAN AG, KME AG (copper manufacturer) and Bayerische Staatsforsten (forestry and related products) and is the chairman of the supervisory board of SMS GmbH (steel mill equipment).

Kevin M. Twomey recently retired as President and Chief Operating Officer of The St. Joe Company (real estate), having joined the company in 1999. He currently serves as a consultant to the St. Joe Company. Mr. Twomey formerly served as Vice Chairman and Chief Financial Officer of H.F. Ahmanson & Company and its principal subsidiary, Home Savings of America (financial services). Prior to joining Ahmanson in 1993, Mr. Twomey was Chief Financial Officer at First Gibraltar Bank, owned by MacAndrews and Forbes Holdings of New York. Mr. Twomey also held management positions with MCorp and Bank of America. Mr. Twomey is a trustee of the University of North Florida and serves on the board of trustees of the United Way of Northeast Florida and the Schultz Center for Teaching and Leadership Executive Board. Mr. Twomey is also a member of the board of Trustees of the U.S. Navy Supply Corps Foundation. Mr. Twomey is a director of PartnerRe Ltd. (reinsurance) and Intergraph Corporation (computer software).

Edward V. Yang has been Chairman of Cross Shore Acquisition Corporation (service outsourcing) since April 2006. From 2001 to 2006 he has been a senior advisor at ING Barings Private Equity Partners Asia (financial services). He was formerly Vice Chairman and Chief Executive Officer of the Netstar Group (network management services) from 2002 to 2006. Prior to this role, Mr. Yang was also a corporate senior vice president and the president of Asia Pacific at Electronic Data Systems Corporation (information technology outsourcing) from 1992 to 2000.

On November 21, 2005, we announced that due to the delay in filing our third quarter 2005 results, the Ontario Securities Commission (OSC) issued a temporary order that prohibited all trading in our securities by our directors, officers and certain other employees. The Alberta Securities Commission issued a similar order with respect to an Alberta resident director. On December 5, 2005 we announced that the OSC issued a permanent order that prohibited all trading in our securities by our directors, officers and certain other employees. The Alberta Securities Commission and the Autorite des Marches Financiers issued similar orders with respect to our directors, officers and certain other employees in Alberta and Quebec. These permanent trade orders will remain in place until two full business days after the date we have made all filings required to be made by Canadian securities laws. These cease trade orders do not apply to Messrs. Blechschmidt and Twomey.

Our Executive Officers

The following table sets forth information for the executive officers of our company who are not directors. Biographical details for each of our executive officers who are not directors are also set forth below. Except in the cases of Leslie J. Parrette, Jr. who joined Novelis in March 2005, and Messrs. de Weert, Dobson, Fisher and Patterson, who joined our company in 2006, all of the individuals listed below have been employed by our company since the spin-off. None of the identified officers have retained their positions with Alcan after the spin-off.

Name	Age	Position

Martha Finn Brooks	46	Chief Operating Officer
Rick Dobson	47	Senior Vice President and Chief Financial Officer
Arnaud de Weert	42	Senior Vice President and President — Europe
Kevin Greenawalt	49	Senior Vice President and President — North America
Jack Morrison	54	Senior Vice President and President — Asia
Antonio Tadeu Coelho Nardocci	48	Senior Vice President and President — South America
Steven Fisher	35	Vice President, Strategic Planning and Corporate Development
Steven Fehling	59	Vice President Global Procurement and Metal Management
David Godsell	50	Vice President, Human Resources and Environment, Health and Safety
Robert M. Patterson	33	Vice President and Controller
Orville G. Lunking	50	Vice President and Treasurer
Leslie J. Parrette, Jr.	44	General Counsel
Brenda Pulley	48	Vice President, Corporate Affairs and Communications
Thomas Walpole	51	Vice President and General Manager, Can Products Business Unit
David Kennedy	56	Corporate Secretary

Martha Finn Brooks is our Chief Operating Officer. Ms. Brooks joined Alcan as the President and Chief Executive Officer of Alcan’s Rolled Products Americas and Asia business group in August 2002. Ms. Brooks led three of Alcan’s business units, namely North America, Asia and Latin America. Prior to joining Alcan, Ms. Brooks was the Vice President, Engine Business, Global Marketing and Sales at Cummins Inc., a global leader in the manufacture of electric power generation systems, engines and related products. She was with Cummins Inc. for 16 years, where she held a variety of positions in strategy, international business development, marketing and sales, engineering and general management. Ms. Brooks is a member of the board of directors of International Paper Company, a member of the Board of Trustees of Manufacturers Alliance, a director of Keep America Beautiful and a Trustee of the Hathaway Brown School. Ms. Brooks holds a B.A. in Economics and Political Science and a Masters of Public and Private Management specializing in international business from Yale University in the United States.

Rick Dobson is our Senior Vice President and Chief Financial Officer. He was the Chief Financial Officer of Aquila, Inc., the Kansas City, Missouri-based operator of electricity and natural gas distribution utilities, from 2002 until mid-2006. Mr. Dobson was Vice President of Financial Management for Aquila Merchant Services, a top five energy merchant company, from 1997 to 2002. He served as Vice President and Controller of ProEnergy, a natural gas marketing venture for Apache, from 1995 to 1997, and of Aquila Energy Corporation from 1989 to 1995. Mr. Dobson began his career in 1981 with Arthur Andersen LLP, specializing in the energy, telecommunications and homebuilding sectors and left in 1989 as an audit manager. Mr. Dobson earned a BBA in Accounting from the University of Wisconsin at Madison and an MBA from the University of Nebraska at Omaha. He is a certified public accountant.

Arnaud de Weert joined Novelis in May 2006 as Senior Vice President and the President of our European Operations. Mr. de Weert was previously chief executive officer of Ontex, Europe’s largest manufacturer of private label hygienic disposables. Prior to joining Ontex in 2004, Mr. de Weert was President, Europe, Middle East and Africa, for U.S.-based tools manufacturer, Stanley Works. From 1993 to 2001, he held executive roles with GE Power Controls in Europe, reaching the position of Vice President Sales and Marketing.

Kevin Greenawalt is a Senior Vice President and the President of our North American operations. Mr. Greenawalt was the President of Rolled Products North America from April 2004 until January 2005. Mr. Greenawalt was with Alcan since 1983, holding various managerial positions in corporate and business planning, operations planning, manufacturing, sales and business unit management. Prior to the Rolled Products North America position, his most recent position at Alcan was Vice President, Manufacturing for Rolled Products Europe based in Zurich, Switzerland, where he was responsible for ten facilities in Germany, Switzerland, Italy and the United Kingdom. In the late 1990s, Mr. Greenawalt led the Alcan North American Light Gauge Products business unit. Mr. Greenawalt holds an MBA and a B.S. in Industrial Administration from Carnegie-Mellon University in the United States. He participated in the International Masters Program in Practicing Management (UK, Canada, India, Japan, and France) and was trained in Japan in Kaizen and Lean Manufacturing.

Jack Morrison is a Senior Vice President and the President of our Asian operations. Mr. Morrison was the President, Rolled Products Asia and Chief Executive Officer of Alcan Taihan Aluminum Limited from June 2000 until January 2005. Mr. Morrison has been responsible for Aluminium Company of Malaysia since November 2001. He is also on the boards of directors of Novelis Korea Limited and Aluminium Company of Malaysia. Mr. Morrison has over 30 years experience in the aluminum industry having worked for Alcoa and Consolidated Aluminum prior to joining Alcan in 1981. Prior to his assignment in Asia, Mr. Morrison was the President of Alcan Sheet Products, North America located in Cleveland, Ohio, United States. Mr. Morrison holds a B.S. in Industrial Management from Purdue University.

Antonio Tadeu Coelho Nardocci is a Senior Vice President and the President of our South American operations following the spin-off. Mr. Nardocci joined Alcan in 1980. Mr. Nardocci was the President of Rolled Products South America from March 2002 until January 2005. Prior to that, he was a Vice President of Rolled Products operations in Southeast Asia and Managing Director of the Aluminium Company of Malaysia in Kuala Lumpur, Malaysia. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci is a member of the executive board of the Brazilian Aluminum Association.

Steven Fisher is a Vice President, Strategic Planning and Corporate Development. He is responsible for formulating the corporate strategy and originating and executing corporate mergers and acquisition transactions, as well as potential divestiture of non-core assets. This role includes ensuring consistent and rigorous valuation of all major portfolio management decisions and communicating the strategic vision to key stakeholders. Mr. Fisher served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp. at its headquarters in Dallas, Texas from July 2005 to February 2006. Prior to joining TXU Energy, Mr. Fisher served in various senior finance roles at Aquila, Inc., including Vice President, Controller and Strategic Planning, from 2001 to 2005. Mr. Fisher is a graduate of the University of Iowa in 1993, where he holds a B.B.A. in finance and accounting. He is a certified public accountant.

Steven Fehling is Vice President, Global Procurement and Metal Management for Novelis Inc. He is responsible for developing procurement strategy, driving global procurement improvement initiatives and for large and multi-continent contracts. He is also responsible for leading the development and implementation of policies on metal pricing, hedging, trading and the global procurement of metal. Mr. Fehling has 20 years of experience in the aluminum industry. Since joining Alcan in 1990 as Vice President Planning and Marketing for the company’s Recycling Division, Mr. Fehling held a series of senior level management positions for the organization. Prior to the spin-off from Alcan, he led global purchasing, maintained a leadership role in strategic metal policy development and day-to-day metal management and hedging activities for Alcan Rolled Products Americas and Asia business group as Vice President Metal Management and Purchasing. Mr. Fehling

holds an MBA with a major in Logistics from Indiana University, and a B.S. in Industrial Management from Purdue University. He is also a graduate of the advanced management program at Harvard University. Active in the aluminum industry, Mr. Fehling has served on the Executive Committee and the Board of Directors of the Aluminum Association. Mr. Fehling will retire later this year.

David Godsell is our Vice President, Human Resources and Environment, Health and Safety. In this position, he has global responsibilities for all aspects of our organization’s human resources function as well as environment, health and safety. Mr. Godsell joined Alcan in 1979. After joining Alcan, he held human resources positions of increasing responsibility within the downstream Alcan fabrication group before transferring to Alcan’s smelting company in British Columbia. From 1996 until January 2005, Mr. Godsell was the Vice President of Human Resources and Environment, Health and Safety for Alcan Rolled Products Americas and Asia. Mr. Godsell began his career with the Continental Can Company in 1978 prior to joining Alcan. Mr. Godsell holds a B.A. in Economics from Carleton University in Ottawa, Canada.

Robert M. Patterson joined Novelis in March 2006 and is our Vice President and Controller. Mr. Patterson also currently serves as our principal accounting officer. From May 2001 until March of 2006, Mr. Patterson was with SPX Corporation, where he held a number of senior financial roles, most recently Vice President and Segment Chief Financial Officer. Prior to that he was with Arthur Andersen LLP from May 1996 to May 2001, most recently as an audit manager. His experience includes extensive work in Europe and China. Mr. Patterson, a certified public accountant, earned a B.B.A. in Business Administration and a Master’s Degree in Accounting from the University of Michigan.

Orville G. Lunking is our Vice President and Treasurer. From August 2001 until January 2005, Mr. Lunking was the Corporate Treasurer of Smithfield Foods, Inc. From July 1997 to August 2001, Mr. Lunking was the Assistant Treasurer for Sara Lee Corporation. From 1991 to July 1997, Mr. Lunking was the Director of Global Finance for AlliedSignal Inc., now known as Honeywell International Inc. Mr. Lunking also worked for seven years, from 1984 to 1991, as a senior associate and then Vice President in a broad range of corporate financial service areas at Bankers Trust in New York. He began his career in the Treasurer’s Office of General Motors in New York, from 1981 to 1984. Mr. Lunking graduated with an undergraduate degree in geography from Dartmouth College and an MBA in Finance from the Wharton School of the University of Pennsylvania.

Leslie J. Parrette, Jr. joined Novelis as General Counsel in March 2005. From July 2000 until February 2005, he served as Senior Vice President and General Counsel of Aquila, Inc., an international electric and gas utility and energy trading company. From September 2001 to February 2005, he also served as Corporate Secretary of Aquila. Prior to joining Aquila, Mr. Parrette was a partner in the Kansas City-based law firm of Blackwell Sanders Peper Martin LLP from April 1992 through June 2000. Mr. Parrette holds an A.B., magna cum laude, in Sociology from Harvard College and received his J.D. from Harvard Law School.

Brenda D. Pulley is our Vice President, Corporate Affairs and Communications. She has global responsibility for our organization’s corporate affairs and communication efforts, which include branding, strategic internal and external communications and government relations. Prior to our spin-off from Alcan, Ms. Pulley was Vice President, Corporate Affairs and Government Relations of Alcan from September 2000 to 2004. Upon joining Alcan in 1998, Ms. Pulley was named Director, Government Relations. She has served as Legislative Assistant to Congressman Ike Skelton of Missouri and to the U.S. House of Representatives Subcommittee on Small Business, specializing in energy, environment, and international trade issues. She also served as Executive Director for the National Association of Chemical Recyclers, and as Director, Federal Government Relations for Safety-Kleen Corp. Ms. Pulley currently serves on the board of directors for the Junior Achievement of Georgia and is the immediate past Chairperson for America Recycles Day. Ms. Pulley earned her B.S. degree from Central Missouri State University in the United States majoring in Social Science, with a minor in communications.

Thomas Walpole is our Vice President and General Manager, Can Products Business Unit. He is responsible for developing and coordinating Novelis’ global strategy in the can market, including recycling and promotion and also leads the Can Product business unit in North America. Mr. Walpole has over twenty-five years of aluminum industry experience having worked for Alcan since 1979. Prior to his recent assignment, Mr. Walpole held international positions within Alcan in Europe and Asia until 2004. He began as Vice President, Sales, Marketing & Business Development for Alcan Taihan Aluminum Ltd. and most recently was President of the Litho/Can and Painted Products for the European region. Mr. Walpole graduated from State University of New York at Oswego with a B.S. degree in Accounting, and holds a Master of Business from Case Western Reserve University.

David Kennedy is our Corporate Secretary. Since joining Alcan in 1979, Mr. Kennedy has held various legal and business positions within the Canadian downstream businesses of the Alcan Group, including Senior Counsel, with a general focus on business transactions. Mr. Kennedy is a member of many professional and business associations, including the Canadian Bar Association. Mr. Kennedy is a graduate of the University of Western Ontario and University of Toronto Law School. He has been a member of the Ontario Bar since 1976.

Board of Directors and Corporate Governance Matters

We are committed to the highest levels of corporate governance practices, which we believe are essential to our success and to the enhancement of shareholder value. Our shares are listed on the Toronto Stock Exchange and New York Stock Exchange and we make required filings with the Canadian and U.S. securities regulators. We make these filings available on our website at www.novelis.com as soon as reasonably practicable after they are electronically filed. We are subject to a variety of corporate governance and disclosure requirements. Our corporate governance practices meet the Toronto Stock Exchange Corporate Governance Guidelines (the TSX Guidelines), the New York Stock Exchange rules and other applicable regulatory requirements to ensure transparency and effective governance of the company.

Our board of directors regularly reviews corporate governance practices in light of developing requirements in this field. As new provisions come into effect, our board of directors will reassess our corporate governance practices and implement changes as and when appropriate. The following is an overview of our corporate governance practices.

Novelis Board of Directors

Our board of directors has the responsibility for stewardship of our company, including the responsibility to ensure that we are managed in the interest of our shareholders as a whole, while taking into account the interests of other stakeholders. Our board of directors supervises the management of our business and affairs and discharges its duties and obligations in accordance with the provisions of: (1) the Canada Business Corporations Act (CBCA); (2) our articles of incorporation and bylaws; (3) the charters of our board of directors and its committees; and (4) other applicable legislation and company policies.

Our corporate governance practices require that, in addition to its statutory duties, the following matters be subject to our board of directors approval: (1) capital expenditure budgets and significant investments and divestments; (2) our strategic and value-maximizing plans; (3) the number of directors within the limits provided in our articles of incorporation; and (4) any matter which may have the potential for substantial impact on our company. Our board of directors reviews the composition and size of our board of directors once a year. All new directors will receive a board of directors manual containing a record of historical public information about the company, as well as the charters of our board of directors and its committees, and other relevant corporate and business information. Senior management makes regular presentations to our board of directors on the main areas of our business. Directors are invited to tour our various facilities.

Corporate Governance Guidelines

The board of directors has adopted a charter that establishes various corporate governance guidelines relating to, among other things, the composition and organization of the board of directors, the duties and responsibilities of the board of directors and the resources and authority of the board of directors (the Board of Directors Charter). Under the Board of Directors Charter, which is available on our website at www.novelis.com and is available in print from our Corporate Secretary upon request, every meeting of the board of directors is to be followed by an executive session at which no executive directors or other members of management are present. These executive sessions are designed to ensure free and open discussion and communication among the non-management directors. The chairman of the board of directors leads these meetings. Mr. Monahan currently serves as chairman. Shareholders and other interested parties may communicate with the board of directors, a committee or an individual director by writing to Novelis Inc., 3399 Peachtree Rd. NE, Suite 1500, Atlanta, GA 30326, Attention: Corporate Secretary — Board Communication. All such communications will be compiled by the Corporate Secretary and submitted to the appropriate director or board committee. The Corporate Secretary will reply or take other actions in accordance with instructions from the applicable board contact.

Independence of Our Board of Directors

To assist in determining the independence of its members, our board of directors has established Guidelines on the Independence of the Directors of Novelis Inc. (Guidelines on Independence). The definition of an Independent Director under the Guidelines on Independence, which is available on our website at www.novelis.com and is available in print from our Corporate Secretary upon request, encompasses both the definition of an “unrelated” director within the meaning of the TSX Guidelines and of an “independent” director within the meaning of the rules of the New York Stock Exchange. Such a director: (1) must not have any relationship with us or any of our employees which is likely to be perceived to interfere with the exercise of his or her judgment in a manner that is independent from management; and (2) must not have an interest or relationship which could reasonably be perceived to materially interfere with his or her ability to act in the best interests of our company (an Independent Director). Under the Guidelines on Independence, the following relationships generally will be considered not to be material relationships that would impair a director’s independence: (1) if a director is an officer, partner or significant shareholder in an entity that does business with us and the annual sales or purchases, for goods or services, to or from us are less than two percent of the consolidated gross annual revenues of that entity; (2) if a director is a limited partner, a non-managing member or occupies a similar position in an entity that does business with us, or has a shareholding in such entity which is not significant, and who, in each case, has no active role in sales to or in providing services to us and derives no direct material personal benefit from the same; and (3) if a director serves as an officer, director or trustee of a charitable organization and our charitable contributions to the organization are less than two percent of that organization’s total consolidated gross annual revenues. For purposes of the Guidelines on Independence, a “significant shareholding” means direct or indirect beneficial ownership of five percent or more of the outstanding equity or voting rights of the relevant entity. Our board of directors has determined that all members of the board of directors, with the exception of Brian W. Sturgell, are Independent Directors.

The Guidelines on Independence establish standards for members of our Audit, Human Resources and Nominating and Corporate Governance Committees. These standards comply with the audit committee member independence qualifications under the U.S. Sarbanes-Oxley Act of 2002 (SOX). To satisfy the SOX audit committee qualifications, a director must not, directly or indirectly, accept any consulting, advisory or other compensatory fee from us (except in his or her capacity as director) and may not be an affiliated person of our company or any subsidiary other than in his or her capacity as a member of our board of directors or any committee of our board of directors.

Committees of Our Board of Directors

Our board of directors has established four standing committees: the Audit Committee, the Nominating and Corporate Governance Committee, the Human Resources Committee and the Customer Relations Committee. Each committee is governed by its own charter which is available on our website at www.novelis.com and is available in print from our Corporate Secretary upon request. All four standing committees are required to be composed entirely of Independent Directors.

According to their authority as set out in their charters, our board and each of its committees may engage outside advisors at the expense of Novelis.

Audit Committee and Financial Experts

Our board of directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, the requirements of the CBCA and the New York Stock Exchange and Toronto Stock Exchange rules. Our board of directors has determined that Edward Blechschmidt, David J. FitzPatrick, Suzanne Labarge and Kevin M. Twomey are Audit Committee financial experts as defined by the rules of the SEC and that each member of our Audit Committee is an Independent Director within the meaning of the applicable New York Stock Exchange and Toronto Stock Exchange listing standards.

Our Audit Committee’s main objective is to assist our board of directors in fulfilling its oversight responsibilities for the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm and the performance of both our internal audit function and our independent registered public accounting firm. Under the Audit Committee charter, the Audit Committee is responsible for, among other matters:

•	directly appointing, retaining, evaluating, compensating and terminating our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their independence;

•	reviewing with our independent registered public accounting firm the scope and results of their audit;

•	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; and

•	reviewing and monitoring our accounting principles, accounting policies and disclosure, internal control over financial reporting and disclosure controls and procedures.

Our Audit Committee will also assist us in ensuring that our process for monitoring compliance with, and dealing with violations of, our Code of Conduct, which is described below, is established and updated. In particular, our Audit Committee has established procedures in relation to complaints or concerns that we may receive involving accounting, internal accounting controls or audit matters, including the anonymous handling thereof. Such procedures are available at www.novelis.com under our Code of Conduct.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee has the broad responsibility of regularly reviewing our corporate governance practices in general. Our Nominating and Corporate Governance Committee is composed entirely of Independent Directors.

In addition to its responsibilities for the design, implementation, review, and evaluation of our corporate governance policies and practices, our Nominating and Corporate Governance Committee oversees the composition and size of our board of directors. The committee reviews candidates for nomination as directors and recommends candidates for election to our board of directors. The committee also considers nominees submitted by shareholders to our Corporate Secretary. You may submit director nominations in writing to Novelis Inc., 3399 Peachtree Road, NE Suite 1500, Atlanta Georgia, 30326, Attention: Corporate Secretary.

In identifying and evaluating candidates for nomination to our board of directors, our Nominating and Corporate Governance Committee considers several factors, including judgment, independence, skill, diversity and experience with businesses and other organizations of comparable size. The qualifications and backgrounds of prospective candidates are reviewed in the context of the current composition of the board of directors to ensure it maintains the proper balance of knowledge, experience and diversity to effectively manage our business for the long-term interests of our shareholders. Our Nominating and Corporate Governance Committee is allowed to employ search firms for identifying and evaluating director nominees.

Our Nominating and Corporate Governance Committee assesses and ensures on an annual basis the effectiveness of our board of directors as a whole, of each committee of our board of directors and the contribution of individual directors. Each director will complete a survey of board effectiveness on an annual basis which we anticipate will cover the subjects under the categories of board composition, responsibility, meetings and committees. As part of this survey, each of our directors will be asked to complete a self-evaluation and an evaluation of the board of directors as a whole and its committees. Our Nominating and Corporate Governance Committee also assesses our board’s relationship with management.

Human Resources Committee

Our Human Resources Committee has the broad responsibility to review human resources policy and employee relations matters and makes recommendations with respect to such matters to our board of directors or our chief executive officer, as appropriate. Our Human Resources Committee is composed entirely of Independent Directors. Its specific roles and responsibilities are set out in its charter. Our Human Resources Committee will periodically review the effectiveness of our overall management organization structure and succession planning for senior management, review recommendations for the appointment of executive officers, and consider and make recommendations to our board of directors based on trends and developments in the area of human resource management.

Our Human Resources Committee will establish our general compensation philosophy and oversee the development and implementation of compensation policies and programs. It also will review and approve the level of and/or changes in the compensation of individual executive officers, except that in the case of the chief executive officer and chief operating officer, it will make recommendations regarding compensation and objectives to the board of directors, in each case taking into consideration individual performance and competitive compensation practices.

Our Human Resources Committee has the responsibility of reviewing our policies, management practices and performance in environment, health and safety matters and making recommendations to our board of directors on such matters in light of current and changing requirements. Our Human Resources Committee will also review, assess and provide advice to our board of directors on policy, legal, regulatory and consumer trends and developments related to the environment, as they impact us, our employees, businesses, processes and products.

Customer Relations Committee

In an advisory capacity, our Customer Relations Committee reviews information furnished by management, provides advice and counsel, and serves as a conduit for communications with our board of directors for the purposes of deepening our board’s understanding of: (1) key end-use markets served by us; (2) our existing and prospective customers in such markets; (3) the nature of our relationships with such customers (and efforts to further develop such relationships); (4) the needs of, and trends facing, our customers and key end-use markets; (5) the fact base regarding FRP markets and competitive environments that, in the foreseeable future, may be served by the company; and (6) our efforts to identify and implement best practices in the areas of marketing and sales.

Code of Ethics and Code of Conduct

Novelis has adopted a Code of Ethics for Senior Financial Officers (Code of Ethics) that applies to our senior financial officers including our chief executive officer, chief financial officer and controller. We have also adopted a Code of Conduct that governs all our employees as well as our directors. As an annex to the Code of Conduct and supplemental thereto, we have adopted additional standards specifically tailored to our business operations around the globe. Copies of the Code of Ethics and Code of Conduct are available on our website at www.novelis.com under the “Investors/Corporate Governance Practices” captions. We will promptly disclose any future amendments to these codes on our website as well as any waivers from these codes for executive officers and directors. Copies of these codes are also available in print upon request by our shareholders from our Corporate Secretary.

We have also established “whistleblower” procedures so that an employee can anonymously report concerns that he or she may have regarding compliance with corporate policies, the Code of Conduct, the Code of Ethics, applicable laws or auditing, internal accounting controls and accounting matters. These procedures are part of the Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require that we disclose late filings of reports of share ownership by Novelis directors and executive officers. Because we were a “foreign private issuer” for U.S. securities law purposes throughout the 2005 fiscal year, our directors and officers were exempt from the filing requirements of Section 16(a) of the Exchange Act. Accordingly, we have nothing to report in respect of Section 16(a) compliance in 2005. We determined that under the rules and regulations promulgated by the SEC, as of February 27, 2006, a majority of our outstanding shares are now directly or indirectly held by U.S. residents and, accordingly, we ceased to qualify as a foreign private issuer. We will henceforth assume the status of a domestic issuer for purposes of the Exchange Act. Therefore, our directors and officers are now required to file reports under Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation

Directors’ Compensation

Each of our non-executive directors is entitled to receive compensation equal to $150,000 per year, payable in quarterly installments, except that the directors who are members of our Audit Committee are entitled to $155,000. The chairman of our board of directors is to receive compensation equal to $250,000 per year, and the chair of our Audit Committee is entitled to receive $175,000 per year. We have adopted a Deferred Share Unit Plan for Non-Executive Directors, pursuant to which 50% of our directors’ compensation is required to be paid in the form of director’s deferred share units (DDSUs), and 50% in the form of either cash, additional DDSUs, or a combination of the two at the election of each non-executive director, unless otherwise determined by our Human Resources Committee. An employee of our company who is a director is not entitled to receive fees for serving on our board of directors.

Because at least half of our non-executive directors’ compensation will be paid in DDSUs, our non-executive directors are not required to own a specific amount of our common shares. DDSUs are the economic equivalent of our common shares. A director cannot redeem the accumulated DDSUs until he or she ceases to be a member of our board of directors.

Our board of directors believes that compensation in the form of DDSUs together with the requirement that our non-executive directors retain all DDSUs until they cease to be a director helps to align the interests of our non-executive directors with those of our shareholders.

The number of DDSUs to be credited to the account of a non-executive director each quarter will be determined by dividing the quarterly amount payable in DDSUs, by the average closing prices of a common share on the Toronto and New York stock exchanges on the last five trading days of each quarter. Additional DDSUs will be credited to each non-executive director corresponding to dividends declared on our common shares. The DDSUs are redeemable only upon termination of the directorship and may be redeemed in cash, our common shares or a combination thereof, at the election of the director. The amount to be paid by us upon redemption will be calculated by multiplying the accumulated balance of DDSUs by the average closing prices of a common share on the Toronto and New York stock exchanges on the last five trading days prior to the redemption date. For services rendered by directors in 2005, 57,051 DDSUs were granted.

Our non-executive directors are entitled to reimbursement for transportation, lodging and other expenses incurred in attending meetings of our board of directors and meetings of committees of our board of directors. Our non-executive directors who are not Canadian residents are entitled to reimbursement for tax advice related to compensation.

The following table sets out the individual election of each non-executive director in relation to their compensation.

	Portion of Fees
	Paid in the Form of	Portion of Fees	Amount of Fees
Name	DDSUs	Paid in Cash	Paid in Cash (US$)

Edward Blechschmidt	100%	0%	—
Jacques Bougie, O.C	100%	0%	—
Charles G. Cavell	50%	50%	77,500
Clarence J. Chandran	100%	0%	—
C. Roberto Cordaro	50%	50%	75,000
Helmut Eschwey	50%	50%	75,000
David J. FitzPatrick	50%	50%	64,583
Suzanne Labarge	50%	50%	87,500
William T. Monahan	50%	50%	75,000
J.E. Newall	100%	0%	—
Rudolf Rupprecht	50%	50%	77,500
Kevin Twomey	50%	50%	—
Edward Yang	50%	50%	77,500

Executive Compensation

Our Human Resources Committee is responsible for administering the compensation program for our executive officers. Our executive compensation program is based upon a pay-for-performance philosophy. Under our program, an executive’s compensation has three components, namely, base salary, short-term (annual) incentive awards (STIP) and long-term incentives. Our Human Resources Committee is assisted by independent consultants.

Base Salary

The target base salary is the median of a salary range for an executive officer and reflects the competitive level of similar positions in a compensation peer group and as reported in the survey information. Actual base salaries for executive officers reflect the individual’s performance and contribution to the company. Base salaries of executive officers are therefore reviewed annually and any proposed changes are approved by our Human Resources Committee before implementation. The board of directors must approve base salaries for the most senior of the executive officers including those listed in the Summary Compensation Table. We have established a compensation peer group, and we utilize published survey information from established human resources consulting firms.

Short-Term (Annual) Incentives

We provide annual incentive benefits, which are administered by our Human Resources Committee. Short-term incentive awards are determined by three components, each based on a different aspect of our performance. For each position, a target award is set (expressed as “percent of base salary midpoint”) reflecting both the responsibilities of the position and the competitive compensation levels. For 2005, the short-term incentive awards were determined by performance measured against the following three components:

1. 50% of the incentive opportunity of an executive is based on our overall cash flow generation as measured against working capital turns improvement;

2. 40% of the incentive opportunity is based on our profitability as measured against economic value added targets, or EVA (a registered trademark of Stern Stewart & Co.); and

3. 10% of the incentive opportunity is based on the achievement of environment, health and safety objectives as measured against pre-established continuous improvement targets.

The overall award paid is the sum of the weighted results of each component, modified for individual performance and contribution to the company. Currently, short-term incentive awards are paid in cash. For 2006, the three measurement criteria described above will remain unchanged except that 40% of the incentive opportunity will now be measured against Regional Income targets instead of EVA targets. If the 2006 Incentive Plan is approved by our shareholders at the 2006 annual meeting of shareholders, short-term incentive awards may be paid in cash, common shares or a combination of both. The award paid may range from zero when the results achieved are less than the minimum target thresholds set by our Human Resources Committee, up to 200% of the target award when the results achieved are at or exceed the maximum target level which was set by our Human Resources Committee. For 2005, executive officers earned STIP awards that were generally above the target amounts reflecting performance on the three performance components that was above the pre-established targets.

Long-Term Incentives

The purpose of our long-term incentives is to attract and retain employees and to encourage them to contribute to our growth and long-term success. Long-term incentives are tied to the successful share price performance of the company thereby aligning the interests of our executives with those of our shareholders.

Stock Options

On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 (the Conversion Plan) to allow for all Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan to be replaced with options to purchase our common shares. While new options may be granted under the Conversion Plan, there were no new options granted in 2005 under the plan. As of December 31, 2005 our employees held stock options covering 2,704,790 of our common shares at a weighted average exercise price per share of $21.60. No future awards will be granted under the Conversion Plan if the 2006 Incentive Plan is approved by our shareholders at the 2006 annual meeting of shareholders. All converted options that were vested on the spin-off date continued to be vested. Unvested options vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date. In the case of an unsolicited change of control of Novelis, all options will become immediately exercisable.

Stock Price Appreciation Units

Our board of directors approved the Stock Price Appreciation Unit Plan, effective as of January 5, 2005. Prior to the spin-off date, a small number of Alcan employees held Alcan stock price appreciation units (SPAUs) entitling them to receive cash in an amount equal to the excess of the market value of an Alcan common share on the SPAU exercise date over the market value of an Alcan common share on the SPAU grant date. As of the spin-off date, we replaced all of the Alcan SPAUs held by employees of Alcan who became our employees, including our executive officers, with Novelis SPAUs. There were no new SPAUs granted in 2005 under the plan. No future awards will be granted under the Stock Price Appreciation Unit Plan if the 2006 Incentive Plan is approved by our shareholders at the 2006 annual meeting of shareholders. As of December 31, 2005, our employees held 418,777 SPAUs at a weighted average price of $22.04. All converted SPAUs that were vested on the spin-off date continued to be vested. Unvested SPAUs vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date. In the case of a change of control of Novelis, all SPAUs will become immediately exercisable.

Novelis Founders Performance Awards

On March 24, 2005, our board of directors adopted the Novelis Founders Performance Award Plan (the Founders Plan) to allow for an additional compensation opportunity tied to Novelis share price improvement targets for certain of our executives approved by the Human Resources Committee, including those listed in the Summary Compensation Table. Participants earn performance share units (PSUs) if Novelis share price improvement targets are achieved within prescribed time periods. The Founders Plan identifies three relevant performance periods. The first performance period runs from March 24, 2005 to March 23, 2008, the second performance period runs from March 24, 2006 to March 23, 2008 and the third performance period runs from

March 24, 2007 to March 23, 2008. The share price improvement targets for these three tranches are $23.57, $25.31 and $27.28, respectively. Participants are eligible to receive an aggregate of 536,100 PSUs under the plan, but only if the share price improvement targets are achieved. An equal amount of PSUs may be earned during each performance period if the applicable share price improvement target is achieved during such period. As described below in footnote 1 under the caption “Long-Term Incentive Plan Table — Founders Plan,” in March 2006 Mr. Sturgell and our board of directors agreed to alter the allocation of Mr. Sturgell’s PSUs for each of the three tranches.

If earned, a particular tranche will be paid in cash on a particular “payment date,” which is defined as the later of six months from the date the specific share price improvement target is achieved or twelve months after the start of the applicable performance period. The value of a PSU equals the average of the daily closing price of our common stock as reported on the New York Stock Exchange for the last five trading days prior to the payment date. For example, the share price improvement target for the performance period running from March 24, 2005 to March 23, 2008 has already been achieved and 180,350 PSUs were earned on June 20, 2005. Subsequent to June 30, 2005, 48,500 PSUs were forfeited, leaving 131,850 PSUs still active. The value of each of these PSU’s was calculated in the manner described above using a valuation date of March 24, 2006 (which is the date that is twelve months after the start of the applicable performance period). In April 2006, these PSUs were settled in cash in the amount of $2,655,459.

On March 14, 2006, the board of directors amended the Founders Plan in order to clarify when PSUs will be earned under the second and third tranches of the Founders Plan for periods beginning in 2006 and 2007, respectively. The amended Founders Plan now provides that the second and third tranches of PSUs will be earned if, during the period of each tranche, the share price reaches (or exceeds) the target price and is maintained or exceeded for 15 consecutive trading days during an open trading period for directors and executive officers. An open trading period is any period, other than a trading blackout period, in which directors and executives are free to purchase or sell shares of our common stock. Previously, the plan did not specify that the 15-day vesting period must occur during an open trading period.

Summary Compensation Table

The following table sets out the compensation for our chief executive officer and the four other most highly compensated executive officers (collectively, the Named Executive Officers) for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.

						Long-Term
		Annual Compensation				Compensation Awards
								Shares
			Bonus					Under
			(Executive					Options	All
			Performance	Other Annual		Restricted		Granted/	Other
		Salary	Award)	Compensation(1)		Share Units		SPAUs(2)	Compensation(3)
Name And Principal Position	Year	($)	($)	($)		($)		(#)	($)

Brian W. Sturgell	2005	985,000	820,147	426,371	(4)	3,876,090	(5)	—	223,157 (7)
(President and Chief	2004	781,200	932,257	280,686	(4)	—		438,751	41,301
Executive Officer)	2003	600,000	561,845	254,115	(4)	347,212	(6)	138,114	29,679
Martha Finn Brooks	2005	655,000	716,252	298,669	(8)	1,828,600	(5)	—	1,889,844 (9)
(Chief Operating Officer)	2004	514,400	631,538	50,723	(8)	—		155,974	14,666
	2003	440,000	445,608	32,661		—		71,438	16,440
Christopher Bark-Jones	2005	440,611	472,667	20,289		1,440,034	(5)	—	—
(President — European	2004	440,600	395,210	43,892		—		127,398	—
Operations)(12)	2003	375,000	465,972	9,659		—		54,769	8,348
Kevin Greenawalt	2005	310,000	323,190	18,450		439,044	(5)	—	11,933
(President — North	2004	255,400	192,850	582,751	(10)	—		29,766	15,655
American Operations)	2003	230,800	175,440	381,849	(10)	—		16,669	16,922
Pierre Arseneault	2005	300,000	247,720	113,207	(11)	568,108	(5)	—	5,208
(Vice President Strategic	2004	300,000	257,731	37,285		—		47,030	12,214
Planning and Information	2003	272,000	186,045	23,145		—		19,646	10,880
Technology)(13)

(1)	In addition to tax equalization payments and perquisites listed separately below, amounts included in this column for one or more Named Executive Officers include the following perquisites that are either in the aggregate valued at the lesser of $50,000 or 10% of the Named Executive Officer’s total salary and bonus or represent less than 25% of the perquisites reported for a given year: amounts relating to professional financial advice, club memberships, automobile allowance, education expenses, relocation allowances, housing expenses (including interest on housing-related loans transferred to third party financial institutions) and cash payments to be used for perquisites at the Named Executive Officer’s discretion.

(2)	See “— Long-Term Incentives — Stock Options” above for a description of the Conversion Plan and “— Long-Term Incentives — Stock Price Appreciation Units” above for a description of the Stock Price Appreciation Unit Plan. On January 6, 2005, Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan were replaced with options to purchase our common shares. The number of options shown for periods prior to 2005 have been recast from the number of Alcan options granted into the as-converted number of Novelis options. On January 6, 2005, all Alcan SPAUs held by our employees were replaced with Novelis SPAUs. The number of SPAUs for periods prior to 2005 have been recalculated from the number of Alcan SPAUs granted into the as-converted number of Novelis SPAUs.

(3)	In addition to the other amounts stated separately below, “All Other Compensation” for each of our Named Executive Officers for 2005 includes:

•	savings plan contributions; and

•	amounts paid by us for term life insurance.

The following table shows the amount of these benefits received by each Named Executive Officer for 2005:

	Savings Plan	Life
	Contributions	Insurance
Name	($)	($)

Brian W. Sturgell	57,614	16,452
Martha Finn Brooks	22,509	2,644
Christopher Bark-Jones	0	0
Kevin Greenawalt	10,617	1,316
Pierre Arseneault	3,686	1,522

(4)	Amounts include $393,941 (in 2005), $254,756 (in 2004) and $219,155 (in 2003) for tax equalization payments (i.e., amounts paid such that net income after taxes was not less than it would have been in the United States).

(5)	The Named Executive Officers were participants in the Alcan Total Shareholder Returns Performance Plan (TSR Plan) prior to the spin-off. On January 6, 2005, our employees who were Alcan employees immediately prior to the spin-off and who were eligible to participate in the Alcan TSR Plan ceased to actively participate in and accrue benefits under the TSR Plan. The accrued award amounts for each participant in the TSR Plan were converted into Novelis restricted share units. The then current three-year performance periods, namely 2002 - 2005 and 2003 - 2006, were truncated as of the date of the spin-off. At the end of each performance period, each holder of restricted share units will receive the net proceeds based on our common share price at that time, including declared dividends. The number of restricted share units granted to our Named Executive Officers and the dollar value of such restricted share units as of January 6, 2005 was as follows:

	Restricted	Value of Restricted
	Share Units	Share Units
Name	(#)	($)

Brian W. Sturgell	166,213	3,876,090
Martha Finn Brooks	78,413	1,828,600
Christopher Bark-Jones	61,751	1,440,034
Kevin Greenawalt	18,827	439,044
Pierre Arseneault	24,361	568,108

(6)	Represents the value, at the time of the grant, of restricted share units granted prior to our spin-off from Alcan. These restricted share units vested in full and were paid in January 2005.

(7)	Includes $149,092 that we were obligated to pay under an Alcan employee compensation plan as part of our spin-off from Alcan. No future payments will be required under the plan.

(8)	Amounts for 2005 include reimbursement of relocation expenses of $266,245. Amounts for 2004 include $18,211 for tax equalization.

(9)	Includes $1,864,691 for the cash payout of deferred share units received prior to the spin-off that were converted to Novelis deferred share units as part of the spin-off. The deferred units vested and were paid in August 2005.

(10)	Amounts include $369,293 (in 2004) and $154,815 (in 2003) for tax equalization payments.

(11)	Amounts for 2005 include reimbursement of relocation expenses of $84,031.

(12)	Chris Bark-Jones stepped down as Senior Vice President and President — European Operations on May 1, 2006.

(13)	Pierre Arseneault retired from Novelis on June 1, 2006.

Fiscal Year-End Option/ SPAU Table

The following table summarizes, for each of the Named Executive Officers, the total number of shares underlying unexercised options held on December 31, 2005 and the aggregate value of unexercised in-the-money options on December 31, 2005, which is the difference between the exercise price of the options and the market value of the shares on December 31, 2005, which was $20.89 per share. The aggregate values indicated with respect to unexercised in-the-money options at fiscal year-end have not been, and may never be, realized. These options have not been, and may never be exercised and actual gains, if any, on exercise will depend on the value of the shares on the date of exercise. There can be no assurance that these values will be realized.

				Value of Unexercised
				In-the-Money
	Shares Underlying Unexercised			Options and SPAUs
	Options and SPAUs			on December 31,
	on December 31, 2005(1)			2005(1)
Name	(#)			($)

Brian W. Sturgell	Options (E	):	—	E:	—
(President and Chief Executive	Options (U	):	753,477	U:	508,995
Officer)
Martha Finn Brooks	Options (E	):	89,960	E:	—
(Chief Operating Officer)	Options (U	):	298,121	U:	129,679
Christopher Bark-Jones	Options (E	):	—	E:	—
(President — European	Options (U	):	4,630	U:	9,029
Operations)	SPAUs (E	):	—	E:	—
	SPAUs (U	):	213,850	U:	123,926
Kevin Greenawalt	Options (E	):	—	E:	—
(President — North American	Options (U	):	48,550	U:	35,438
Operations)	SPAUs (E	):	—	E:	—
	SPAUs (U	):	22,952	U:	31,666
Pierre Arseneault	Options (E	):	—	E:	—
(Vice President Strategic	Options (U	):	89,032	U:	68,598
Planning and Information
Technology)

(1)	E: Exercisable U: Unexercisable

Long-Term Incentive Plan Table — Founders Plan

As described above under the caption “Long-Term Incentives — Founders Performance Awards,” on March 24, 2005, our board of directors adopted the Founders Plan to allow for an additional compensation opportunity tied to Novelis share price improvement targets for certain of our executives approved by the Human Resources Committee. Participants earn PSUs if Novelis share price improvement targets are achieved within three performance periods: March 24, 2005 to March 23, 2008; March 24, 2006 to March 23, 2008; and March 24, 2007 to March 23, 2008. The table below sets forth performance share unit tranches representing the number of PSUs that participants are eligible to receive for the three performance periods under the plan if share improvement targets are achieved. The share price improvement targets for these three tranches are $23.57, $25.31 and $27.28, respectively.

Name	Units Granted		Performance Period

Brian W. Sturgell(1)	0		March 24, 2005 to March 23, 2008
(President and Chief Executive	70,275		March 24, 2006 to March 23, 2008
Officer)	70,275		March 24, 2007 to March 23, 2008
Martha Finn Brooks	23,750	(2)	March 24, 2005 to March 23, 2008
(Chief Operating Officer)	23,750		March 24, 2006 to March 23, 2008
	23,750		March 24, 2007 to March 23, 2008
Christopher Bark-Jones	7,200	(2)	March 24, 2005 to March 23, 2008
(President — European Operations)	7,200		March 24, 2006 to March 23, 2008
	7,200		March 24, 2007 to March 23, 2008
Kevin Greenawalt	7,200	(2)	March 24, 2005 to March 23, 2008
(President — North American	7,200		March 24, 2006 to March 23, 2008
Operations)	7,200		March 24, 2007 to March 23, 2008
Pierre Arseneault	6,000	(2)	March 24, 2005 to March 23, 2008
(Vice President Strategic Planning	6,000		March 24, 2006 to March 23, 2008
and Information Technology)	6,000		March 24, 2007 to March 23, 2008

(1)	On March 14, 2006, Mr. Sturgell agreed with the board of directors’ decision that, in light of our 2005 and 2006 financial reporting delay and restatement, Mr. Sturgell would forfeit his performance share unit award for the first tranche of the award. The board of directors also approved an increase in the size of the award opportunity for Mr. Sturgell for the second and third tranches under the plan to provide an additional incentive for reaching the share price improvement targets for those tranches. The award size for each tranche was increased from a potential of 46,850 PSUs to a potential of 70,275 PSUs. The PSUs for the second and third tranches will not be earned unless the share price improvement targets specified in the Plan ($25.31 and $27.28, respectively) are achieved.

(2)	The share price improvement targets for the first tranche were satisfied in June 2005. As a result, Ms. Brooks and Messrs. Bark-Jones, Greenawalt and Arseneault received the full amount of their performance unit tranche for the performance period from March 24, 2005 to March 23, 2008. Ms. Brooks and Messrs. Bark-Jones, Greenawalt and Arseneault received cash payments for the payout of these awards in April 2006 in the amounts of $478,325, $145,008, $145,008 and $120,840, respectively, which will be reported as 2006 compensation.

Retirement Benefits

Novelis Pension Plan for Officers

Our Human Resources Committee determines participants in the Pension Plan for Officers (PPO). This plan is a supplemental executive retirement plan that provides an additional pension benefit based on combined service up to 20 years as an officer of our company or of Alcan and eligible earnings which consist of the excess of the average annual salary and target short-term incentive award during the 60 consecutive months when they were the greatest over eligible earnings in the U.S. Plan or the U.K. Plan, as applicable. Both the U.S. Plan and U.K. Plan are described below. Each provides for a maximum pension benefit on eligible earnings that is established with reference to the position of the officer prior to being designated a PPO participant. The following table shows the percentage of eligible earnings in the PPO, payable upon normal retirement after age 60, according to combined years of service as an officer of our company or of Alcan.

Years as Officer
5	10	15	20

15%	30%	40%	50%

The normal form of payment of pensions is a lifetime annuity. Pensions are not subject to any deduction for social security or other offset amounts.

Brian W. Sturgell and Christopher Bark-Jones are currently the only participants in the PPO. At age 65, the estimated credited years of combined service for Mr. Sturgell would be approximately 18 years and the estimated credited years of combined service for Mr. Bark-Jones would be approximately 10 years. Eligible earnings under the PPO for 2005 for Mr. Sturgell were $983,556 and were $282,414 for Mr. Bark-Jones.

U.S. Plan

During 2005, those of our employees previously participating in the Alcancorp Pension Plan and the Alcan Supplemental Executive Retirement Plan (collectively referred to as the U.S. Plan) received up to one year of additional service under each plan to the extent that such employees continued to be employed by us during the year. We paid to Alcan the normal cost (in the case of the Alcancorp Pension Plan) and the current service cost (in the case of the Alcan Supplemental Executive Retirement Plan) with respect to those employees. The U.S. Plan provides for pensions calculated based upon combined service with us or Alcan of up to 35 years. Eligible earnings consist of the average annual salary and the short-term incentive award up to its target during the 3 consecutive calendar years when they were the greatest, subject to a cap for those participating in the PPO.

Effective January 1, 2006, Novelis adopted the Novelis Pension Plan which provides benefits identical to the benefits provided under the Alcancorp Pension Plan. Executive officers who were participants in the Alcancorp Pension Plan will participate in the Novelis Plan. Executive officers who were not participants in the Alcancorp Pension Plan will not participate in the Novelis Plan. Executive officers who were hired on January 1, 2005 or later will participate in the Novelis Savings and Retirement Plan.

The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65 according to years of combined service.

Years of Service
10	15	20	25	30	35

17%	25%	34%	42%	51%	59%

The normal form of payment of pensions is a lifetime annuity with either a guaranteed minimum of 60 monthly payments or a 50% lifetime pension to the surviving spouse.

At age 65, the estimated credited years of combined service for Brian W. Sturgell, Martha Finn Brooks, Kevin Greenawalt and Pierre Arseneault would be approximately 25 years, 22 years, 39 years and 40 years, respectively. Eligible earnings under the plan for 2005 for Mr. Sturgell, Ms. Brooks, Mr. Greenawalt and Mr. Arseneault were $938,340, $1,029,800, $443,000 and $460,380, respectively.

Individual Pension Undertakings

In addition to participation in the U.S. Plan described above, Martha Finn Brooks will receive from us a supplemental pension equal to the excess, if any, of the pension she would have received from her employer prior to joining Alcan had she been covered by her prior employer’s pension plan until her separation or retirement from Novelis, over the sum of her pension from the U.S. Plan and the pension rights actually accrued with her previous employer.

U.K. Plan.

The U.K. Plan, which was transferred to us from Alcan in connection with the spin-off, provides for pensions calculated on service of up to 40 years and eligible earnings, which consist of the average annual salary and the short-term incentive award up to its target during the last 12 months before retirement, subject to a cap for those participating in the PPO.

The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65 according to combined years of service.

Years of Service
10	15	20	25	30	35

17%	26%	35%	43%	52%	60%

The normal form of payment of pensions is a lifetime annuity with a guaranteed minimum of 60 monthly payments and a 60% lifetime pension to the surviving spouse.

Christopher Bark-Jones is the only executive officer entitled to participate in the U.K. Plan. At age 65, the estimated credited years of combined service for Mr. Bark-Jones would be approximately 34 years and his eligible earnings in 2005 were $480,386.

Value of the Retirement Benefits

A measure of the value of the U.S. Plan, U.K. Plan and of the Pension Plan for Officers that can be deemed to be part of the total 2005 compensation of the five aforementioned Named Executive Officers is the service cost of the plans. The service cost is the estimated present value of benefits attributable by the pension benefit formula to services rendered by the plan members during a given period. The valuation of benefits is based on actuarial assumptions in relation to future events that will vary by plan to take into account the general characteristics of its membership.

Another measure of the value of pension plans or pension benefits is the projected benefit obligation (PBO). The PBO is the actuarial present value of the part of the total pension payable at retirement that is attributable to service rendered up to the date of valuation.

The following table indicates the total projected annual pension of each Named Executive Officer from the plans described above, based on years of credited combined service up to the normal retirement age of 65 and eligible earnings to the end of 2005. The table also indicates 2005 service cost and the PBO as of December 31, 2005 in relation to each Named Executive Officer.

The service cost and the PBO amounts are only estimates using prevailing interest rates of the discounted value of contractual entitlements. The value of these estimated entitlements may change over time because they are based on long-term assumptions, such as the expected distribution of retirement ages, future compensation increases and life expectancy, that may not represent actual developments. Furthermore, the methods used to determine these amounts will not be the same as those used by other companies and therefore will not be directly comparable. The actuarial assumptions applied are the same as those used to determine the service cost and the benefit obligation as described in Note 15 to our combined and consolidated financial statements for the year ended December 31, 2005. There is no contractual undertaking by the company to pay benefits of equivalent amounts.

	Projected Annual		Projected Benefit
	Pension Payable at	2005 Service	Obligation as of
	Age 65	Cost	December 31, 2005
Name	($)	($)	($)

Brian W. Sturgell	850,068	425,124	5,261,224
Martha Finn Brooks	306,821	109,686	396,400
Christopher Bark-Jones	396,084	194,751	4,739,233
Kevin Greenawalt	235,673	52,933	1,271,600
Pierre Arseneault	270,369	65,899	1,422,000

Employment Agreements and Change of Control Agreements

In connection with our spin-off from Alcan, we entered into employment agreements with Brian W. Sturgell, our Chief Executive Officer, Martha Finn Brooks, our Chief Operating Officer, Chris Bark-Jones, President of our European operations, Kevin Greenawalt, President of our North American operations and Pierre Arseneault, our Vice President of Strategic Planning and Information Technology, and other executive officers, setting out the terms and conditions of their employment. In 2005, under their respective employment agreements, Brian W. Sturgell was entitled to a base salary of $985,000, Martha Finn Brooks was entitled to a base salary of $655,000, Chris Bark-Jones was entitled to a base salary of $440,611, Kevin Greenawalt was entitled to a base salary of $310,000 and Pierre Arseneault was entitled to a base salary of $300,000. Each of these officers was also eligible for participation in programs providing short-term incentives, long-term incentives and other types of compensation that reflect the competitive level of similar positions in the compensation peer groups or as included in published survey information.

Certain of our executive officers have also entered into change of control agreements that provide for payment by us upon the termination of the executive officer’s employment without cause or by the executive officer for good reason. Except in the case of Brian W. Sturgell, upon the occurrence of such an event, the executive would be entitled to an amount equal to 24 months of their base salary and target short-term incentive award. Mr. Sturgell would be entitled to an amount equal to 36 months of his base salary and target short-term incentive award. Change in control provisions will expire after 24 months of employment with us.

On July 1, 2002, Alcancorp entered into a Deferred Share Agreement with Martha Finn Brooks pursuant to which Alcancorp agreed to grant to Ms. Brooks 33,500 shares of Alcan common shares on August 1, 2005, the date of her third anniversary of employment, as compensation for the loss by Ms. Brooks of accrued benefits and unvested restricted shares at her former employer. In connection with our spin-off from Alcan, on January 6, 2005, we assumed Alcancorp’s obligations under the Deferred Share Agreement and the 33,500 shares of Alcan common stock to be granted were converted into 66,477 common shares. On July 27, 2005, the Deferred Share Agreement was amended to provide that we will, in lieu of granting Ms. Brooks 66,477 common shares, pay Ms. Brooks cash in an amount equal to the value of such shares based on the closing price of such shares on the New York Stock Exchange on August 1, 2005, subject to applicable withholding taxes. Ms. Brooks received a payment in the gross amount of $1,864,691.

Human Resources Committee Interlocks and Insider Participation

In fiscal 2005, only Independent Directors served on our Human Resources Committee. Clarence J. Chandran was the chairman of our Human Resources Committee. The other committee members during all or part of the year were Charles G. Cavell, C. Robert Cordaro, Helmut Eschwey, Suzanne Labarge, William Monahan and J.E. Newall. No member of our Human Resources Committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K. No executive officer of Novelis served on any board of directors or compensation committee of any other company for which any of our directors served as an executive officer at any time during fiscal 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership of Certain Beneficial Owners

Based on filings with the SEC, the following shareholders are known by us to own more than 5% of our common shares, no par value, as of June 30, 2006:

	Shares Beneficially
Name and Address of Beneficial Owner	Owned	Percentage of Class*

FMR Corp.(i)	11,405,602	15.4%
82 Devonshire Street
Boston, MA 02109
Barclays Global Investors, NA. (ii)	3,738,694	5.1%
45 Fremont Street
San Francisco, CA 94105
McLean Budden Ltd.(iii)	7,270,318	9.8%
145 King Street West
Suite 2525
Toronto, ON M5H 1J8

*	As of June 30, 2006, we had 74,005,649 common shares outstanding.

(i)	The following information is based on the Schedule 13G, filed on February 14, 2006 with the SEC by FMR Corp. Fidelity Management & Research Company (Fidelity), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp., and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 10,830,102 common shares as a result of acting as investment adviser to various investment companies. The ownership of one investment company, FA Mid Cap Stock Fund, 82 Devonshire Street, Boston, Massachusetts 02109, amounted to 6,553,560 shares. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 10,830,102 shares owned by the Funds. Neither FMR Corp., nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Fidelity Management Trust Company, 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 129,800 common shares as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 129,800 shares and sole power to vote or to direct the voting of 129,800 shares owned by the institutional account(s). Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the United States Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Fidelity International (FIL), Pembroke Hall, 42 Crowlane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 445,700 common shares and has the sole power to vote and dispose of such shares. FMR Corp. and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Exchange Act and that they are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” by the other corporation within the meaning of Rule 13d-3 under the Exchange Act. The Schedule 13G states that FMR Corp. is making the filing on a voluntary basis as if all the shares are beneficially owned by FMR Corp. and FIL on a joint basis.

(ii)	The following information is based on the Schedule 13G, filed on January 26, 2006 with the SEC by Barclays Global Investors, NA. (Barclays Global). The Schedule 13G indicates that Barclays Global is the beneficial owner of 3,738,694 shares. Barclays Global has sole voting power over 2,938,955 shares and has sole dispositive power over 3,625,453 shares. Barclays Global Fund Advisors (Barclays Global Fund), 45 Fremont Street, San Francisco, CA 94105, has sole voting power over 113,241 shares and has sole dispositive power over 113,241 shares.

(iii)	The following information is based on the Form 13F filed on August 11, 2006 with the SEC by McLean Budden Ltd. (McLean Budden). The Form 13F indicates that McLean Budden is the beneficial owner of 7,270,318 shares. McLean Budden has sole voting power over 7,270,318 shares and has sole dispositive power over 7,270,318 shares.

Share Ownership of Directors and Executive Officers

The following table sets forth, as of August 10, 2006, beneficial ownership of shares of our common stock, no par value, by each director and each executive officer named in the Summary Compensation Table, and all directors, nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common shares and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of August 10, 2006, into our common shares are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The address for the following individuals is: c/o Novelis Inc., 3399 Peachtree Road NE; Suite 1500; Atlanta, GA 30326.

	Shares
	Beneficially	Percentage
Name of Beneficial Owner	Owned	of Class **

Brian W. Sturgell, Director and Chief Executive Officer(i)	222,621	*
William T. Monahan, Chairman of the Board (ii)	8,622	*
Edward Blechschmidt, Director(iii)	136	*
Jacques Bougie, O.C., Director(iv)	10,459	*
Charles G. Cavell, Director(v)	5,404	*
Clarence J. Chandran, Director(vi)	11,259	*
C. Roberto Cordaro, Director(vii)	5,230	*
Helmut Eschwey, Director(viii)	5,230	*
David J. FitzPatrick, Director(ix)	9,798	*
Suzanne Labarge, Director(x)	9,101	*
Rudolf Rupprecht, Director(xi)	5,404	*
Kevin M. Twomey, Director(xii)	361	*
Edward V. Yang, Director(xiii)	5,404	*
Martha Finn Brooks, Chief Operating Officer(xiv)	189,489	*
Chris Bark-Jones, Senior Vice President and President — Europe(xv)	1,177	*
Kevin Greenawalt, Senior Vice President and President — North America(xvi)	12,166	*
Pierre Arseneault, Vice President, Strategic Planning and Information Technology(xvii)	22,256	*
Directors and executive officers as a group (28 persons)(xviii)	566,000	*

*	Indicates less than 1% of the common shares.

**	As of August 10, 2006, we had 74,005,649 common shares outstanding.

(i)	Includes 14,957 shares held in the Savings and Retirement Plan and options to purchase approximately 188,367 shares that are exercisable within 60 days.

(ii)	Includes 5,622 DDSUs. See “Directors’ Compensation.”

(iii)	Includes 136 DDSUs. See “Directors’ Compensation.”

(iv)	Includes 10,459 DDSUs. See “Directors’ Compensation.”

(v)	Includes 5,404 DDSUs. See “Directors’ Compensation.”

(vi)	Includes 10,459 DDSUs. See “Directors’ Compensation.”

(vii)	Includes 5,230 DDSUs. See “Directors’ Compensation.”

(viii)	Includes 5,230 DDSUs. See “Directors’ Compensation.”

(ix)	Includes 4,798 DDSUs. See “Directors’ Compensation.”

(x)	Includes 6,101 DDSUs. See “Directors’ Compensation.”

(xi)	Includes 5,404 DDSUs. See “Directors’ Compensation.”

(xii)	Includes 361 DDSUs. See “Directors’ Compensation.”

(xiii)	Includes 5,404 DDSUs. See “Directors’ Compensation.”

(xiv)	Includes options to purchase 164,489 shares that are exercisable within 60 days.

(xv)	Includes options to purchase 1,157 shares that are exercisable within 60 days.

(xvi)	Includes options to purchase 12,137 shares that are exercisable within 60 days.

(xvii)	Includes options to purchase 22,256 shares that are exercisable within 60 days.

(xviii)	Our directors and executive officers as a group hold 566,000 of our shares. Our directors and executive officers as a group hold options to purchase 426,829 of our shares that are currently exercisable or are exercisable within 60 days. Our directors as a group hold 64,608 DDSUs.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005 regarding the shares issuable upon the exercise of options under the Conversion Plan, as well as the number of shares remaining available for issuance under the Conversion Plan. If the 2006 Incentive Plan is approved by our shareholders at the 2006 annual meeting of shareholders, then no new options will be granted under the Conversion Plan on or after the proposed effective date of the 2006 Incentive Plan.

Number of
Securities
Remaining Available
for Future Issuance
Under Equity
	Number of		Compensation Plans
	Securities to be		(Excluding
	Issued Upon	Weighted-Average	Securities
	Exercise of Options	Exercise Price of	Reflected in First
Plan Category	/ DDSUs	Outstanding Options	Column)

Equity compensation plans approved by security holders (i)
Novelis Conversion Plan of 2005(ii)	2,704,790	$21.60	2,291,937(iv	)
Novelis Inc. Deferred Share Unit Plan for Non-Executive Directors(iii)	57,051	N/A	N/A
Equity compensation plans not approved by security holders	—	—	—

(i)	Such plans were approved by Alcan, as our sole shareholder, prior to the spin-off date.

(ii)	On January 5, 2005, our board of directors adopted the Conversion Plan to allow for all Alcan stock options held by employees of Alcan who became employees of Novelis following our spin-off from

Alcan to be replaced with options to purchase our common shares and for new options to be granted. There were no new options granted in 2005 under the Conversion Plan. In the case of a change of control of the company, vesting of stock options will accelerate.

(iii)	On January 5, 2005, our board of directors adopted the Deferred Share Unit Plan for Non-Executive Directors. Fifty percent of our non-executive directors’ compensation is required to be paid in the form of DDSUs, and 50% in the form of either cash, additional DDSUs or a combination of the two at the election of each non-executive director. DDSUs are the economic equivalent of shares. The DDSUs are redeemable only upon termination of the directorship and may be redeemed in cash, shares or a combination of both, at the election of the non-executive director. The amount to be paid by us upon redemption will be calculated by multiplying the accumulated balance of DDSUs by the average per share price of our shares on the Toronto and New York Stock exchanges on the last five trading days prior to the redemption date. As of December 31, 2005, approximately 41,862 DDSUs had been granted with an additional 15,189 units granted January 1, 2006, all for services rendered in 2005.

(iv)	Under the Conversion Plan, we may issue new options in aggregate not exceeding 3% of the shares outstanding immediately after our spin-off from Alcan on January 6, 2005, provided that the total number of new options and conversion options (options granted to replace options in the share capital of Alcan held by our employees at the time of the spin-off) do not exceed 10% of the shares outstanding immediately after the spin-off.

Item 13.	Certain Relationships and Related Transactions

Alcancorp established a real estate loan program to assist relocating employees in the United States. Under the program, an employee was permitted to obtain an interest-free loan from Alcancorp, the proceeds of which were to be used only to purchase a new principal residence. The loan is secured by a mortgage on the new principal residence. On July 1, 2003, Jo-Ann Longworth, our former Vice President and Controller, received a loan from Alcancorp in the amount of $75,000 under this program. As of January 20, 2005, the loan was transferred to a third-party bank. The largest amount outstanding under the loan in 2005 was $73,125. There was no interest paid to us for the loan prior to it being transferred to the third party bank.

Item 14.	Principal Accountant Fees and Services

For the 2005 fiscal year, we retained our principal auditor, PricewaterhouseCoopers LLP to perform services in the following categories and amounts:

2005

Audit Fees	$12,975,000
Audit-Related Fees	N/A
Tax Fees	N/A
All Other Fees	$18,043

Pre-Approval of Audit and Permissible Non-Audit Services

Effective May 9, 2005, the Audit Committee established a policy requiring its pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. The policy gives detailed guidance to management as to the specific services that are eligible for general pre-approval and provides specific cost limits for certain services on an annual basis. Pursuant to the policy and the Audit Committee charter, the Audit Committee has granted to its chairman the authority to address any requests for pre-approval of individual services. None of the services provided by our independent registered public accounting firm for 2005 that were approved by the Audit Committee made use of the de minimus exception to pre-approval set forth in applicable rules of the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statement Schedules

None.

2.	Exhibits

Exhibit
No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
10.1	Separation Agreement between Alcan Inc. and Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.2	Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.3	Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.4	Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.5	Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.6	Tax Sharing and Disaffiliation Agreement between Alcan Inc., Novelis Inc., Arcustarget Inc., Alcan Corporation and Novelis Corporation (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.7	Transitional Services Agreement between Alcan Inc. and Novelis Inc. (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.8	Principal Intellectual Property Agreement between Alcan International Limited and Novelis Inc. (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))

Exhibit
No.		Description

10.9		Secondary Intellectual Property Agreement between Novelis Inc. and Alcan International Limited (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.10		Master Metal Hedging Agreement between Alcan Inc. and Novelis Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.11		Credit Agreement, dated as of January 7, 2005, among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd. and Novelis AG, as Borrowers, the Lenders and Issuers Party (as defined in the agreement), Citigroup North America, Inc., as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Co-Syndication Agents, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book-Running Managers. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.11.1	Amendment No. 1 to Credit Agreement dated as of September 19, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2005 (File No. 001-32312))
10	.11.2	Waiver and Consent to Credit Agreement dated as of November 11, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 14, 2005 (File No. 001-32312))
10	.11.3	Waiver and Consent to Credit Agreement dated as of February 9, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2006 (File No. 001-32312))
10	.12*	Employee Matters Agreement between Alcan Inc. and Novelis Inc. (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.13*	Employment Agreement of Brian W. Sturgell (incorporated by reference to Exhibit 10.32 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.14*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.33 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.15*	Employment Agreement of Christopher Bark-Jones (incorporated by reference to Exhibit 10.34 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
10	.16*	Employment Agreement of Pierre Arseneault (incorporated by reference to Exhibit 10.35 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.17*	Employment Agreement of Geoffrey P. Batt (incorporated by reference to Exhibit 10.36 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.17.1*	Employment Agreement of Jack Morrison (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.18*	Form of Change of Control Agreement between Alcan Inc. and executive officers of Novelis Inc. (incorporated by reference to Exhibit 10.37 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.19*	Change of Control Agreement dated as of December 22, 2004 between Alcan Inc. and Martha Finn Brooks (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
10	.20*	Change of Control Agreement dated as of December 23, 2004 between Alcan Inc. and Christopher Bark-Jones (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
10	.21*	Change of Control Agreement dated as of November 12, 2004 between Alcan Inc. and Pierre Arseneault (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))

Exhibit
No.		Description

10	.22*	Change of Control Agreement dated as of November 8, 2004 between Alcan Inc. and Geoffrey P. Batt (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
10	.22.1*	Change of Control Agreement dated as of December 5, 2005 between Novelis Inc. and Brian W. Sturgell (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on December 9, 2005 (File No. 001-32312))
10	.23*	Novelis Conversion Plan of 2005 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
10	.24*	Written description of Novelis Short-term Incentive Plan — 2005 Performance Measures (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.25*	Novelis Inc. Deferred Share Unit Plan for Non-Executive Directors (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.26*	Form of Offer Letter with certain Novelis executive officers (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.27*	Written description of Novelis Pension Plan for Officers (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.28*	Written description of Novelis Founders Performance Award Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.29*	Deferred Share Agreement, dated as of July 1, 2002, between Alcan Corporation and Martha Finn Brooks (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 1, 2005 (File No. 001-32312))
10	.30*	Amendment to Deferred Share Agreement, dated as of July 27, 2005, between Novelis Inc. and Martha Finn Brooks (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on August 1, 2005 (File No. 001-32312))
10.31		Waiver, dated as of November 11, 2005, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Novelis Inc. on November 7, 2005 (File No. 001-32312))
10.32		Second Waiver, dated as of February 9, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on February 14, 2006 (File No. 001-32312))
10.33		Novelis Founders Performance Award Notification for Brian Sturgell dated March 31, 2005, as amended and restated as of March 14, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.34		Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.35		Novelis Founders Performance Award Notification for Chris Bark-Jones dated March 31, 2005(incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.36		Novelis Founders Performance Award Notification for Jack Morrison dated March 31, 2005(incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.37		Novelis Founders Performance Award Notification for Pierre Arseneault dated March 31, 2005(incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))

Exhibit
No.		Description

10.38		Novelis Founders Performance Award Notification for Geoff Batt dated March 31, 2005(incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.39		Novelis Founders Performance Awards Plan, as amended and restated as of March 14, 2006(incorporated by reference to Exhibit 10.7 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10	.40*	Description of Retention Payment for Geoff Batt (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10	.41*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 3, 2006 (File No. 001-32312))
10	.42*	Agreement Concerning Transition from Employment between Novelis and Geoff Batt dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis on April 6, 2006 (File No. 001-32312))
10.43		Third Waiver, dated as of April 12, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 18, 2006 (File No. 001-32312))
10.44		Fourth Waiver, dated as of May 10, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on May 16, 2006 (File No. 001-32312))
10	.45*	Transition Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Inc.
10	.46*	Separation and Release Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Corp.
10	.47*	Transition Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Inc.
10	.48*	Separation and Release Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Corp.
10	.49*	Offer Letter, dated February 24, 2006, by and between Robert M. Patterson and Novelis Inc.
10	.50*	Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc.
10	.51*	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc.
10.52		Fifth Waiver, dated as of August 11, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 17, 2006 (File No. 001-32312))
11.1		Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data — Note 19 — Earnings Per Share to the Consolidated and Combined Financial Statements)
21.1		List of subsidiaries of Novelis Inc.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.

By:	/s/ Brian W. Sturgell
Name: Brian W. Sturgell

Title:	Chief Executive Officer

Date: August 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian W. Sturgell Brian W. Sturgell	(Director, Principal Executive Officer)	Date: August 24, 2006

/s/ Rick Dobson Rick Dobson	(Principal Financial Officer)	Date: August 24, 2006

/s/ Robert M. Patterson Robert M. Patterson	(Principal Accounting Officer)	Date: August 24, 2006

/s/ William T. Monahan William T. Monahan	(Chairman of the Board of Directors)	Date: August 24, 2006

/s/ Edward A. Blechschmidt Edward A. Blechschmidt	(Director)	Date: August 24, 2006

/s/ Jacques Bougie Jacques Bougie	(Director)	Date: August 24, 2006

/s/ Charles G. Cavell Charles G. Cavell	(Director)	Date: August 24, 2006

/s/ Clarence J. Chandran Clarence J. Chandran	(Director)	Date: August 24, 2006

/s/ C. Roberto Cordaro C. Roberto Cordaro	(Director)	Date: August 24, 2006

/s/ Helmut Eschwey Helmut Eschwey	(Director)	Date: August 24, 2006

/s/ David J. FitzPatrick David J. FitzPatrick	(Director)	Date: August 24, 2006

/s/ Suzanne Labarge Suzanne Labarge	(Director)	Date: August 24, 2006

/s/ Rudolf Rupprecht Rudolf Rupprecht	(Director)	Date: August 24, 2006

/s/ Kevin M. Twomey Kevin M. Twomey	(Director)	Date: August 24, 2006

/s/ Edward V. Yang Edward V. Yang	(Director)	Date: August 24, 2006

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
10.1	Separation Agreement between Alcan Inc. and Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.2	Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.3	Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.4	Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.5	Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.6	Tax Sharing and Disaffiliation Agreement between Alcan Inc., Novelis Inc., Arcustarget Inc., Alcan Corporation and Novelis Corporation (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.7	Transitional Services Agreement between Alcan Inc. and Novelis Inc. (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.8	Principal Intellectual Property Agreement between Alcan International Limited and Novelis Inc. (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.9	Secondary Intellectual Property Agreement between Novelis Inc. and Alcan International Limited (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10.10	Master Metal Hedging Agreement between Alcan Inc. and Novelis Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))

Exhibit
No.		Description

10.11		Credit Agreement, dated as of January 7, 2005, among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd. and Novelis AG, as Borrowers, the Lenders and Issuers Party (as defined in the agreement), Citigroup North America, Inc., as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Co-Syndication Agents, and Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Book-Running Managers. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.11.1	Amendment No. 1 to Credit Agreement dated as of September 19, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2005 (File No. 001-32312))
10	.11.2	Waiver and Consent to Credit Agreement dated as of November 11, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 14, 2005 (File No. 001-32312))
10	.11.3	Waiver and Consent to Credit Agreement dated as of February 9, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2006 (File No. 001-32312))
10	.12*	Employee Matters Agreement between Alcan Inc. and Novelis Inc. (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.13*	Employment Agreement of Brian W. Sturgell (incorporated by reference to Exhibit 10.32 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.14*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.33 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.15*	Employment Agreement of Christopher Bark-Jones (incorporated by reference to Exhibit 10.34 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
10	.16*	Employment Agreement of Pierre Arseneault (incorporated by reference to Exhibit 10.35 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.17*	Employment Agreement of Geoffrey P. Batt (incorporated by reference to Exhibit 10.36 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.17.1*	Employment Agreement of Jack Morrison (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.18*	Form of Change of Control Agreement between Alcan Inc. and executive officers of Novelis Inc. (incorporated by reference to Exhibit 10.37 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.19*	Change of Control Agreement dated as of December 22, 2004 between Alcan Inc. and Martha Finn Brooks (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
10	.20*	Change of Control Agreement dated as of December 23, 2004 between Alcan Inc. and Christopher Bark-Jones (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
10	.21*	Change of Control Agreement dated as of November 12, 2004 between Alcan Inc. and Pierre Arseneault (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
10	.22*	Change of Control Agreement dated as of November 8, 2004 between Alcan Inc. and Geoffrey P. Batt (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
10	.22.1*	Change of Control Agreement dated as of December 5, 2005 between Novelis Inc. and Brian W. Sturgell (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on December 9, 2005 (File No. 001-32312))
10	.23*	Novelis Conversion Plan of 2005 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))

Exhibit
No.		Description

10	.24*	Written description of Novelis Short-term Incentive Plan — 2005 Performance Measures (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.25*	Novelis Inc. Deferred Share Unit Plan for Non-Executive Directors (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.26*	Form of Offer Letter with certain Novelis executive officers (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.27*	Written description of Novelis Pension Plan for Officers (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.28*	Written description of Novelis Founders Performance Award Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
10	.29*	Deferred Share Agreement, dated as of July 1, 2002, between Alcan Corporation and Martha Finn Brooks (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 1, 2005 (File No. 001-32312))
10	.30*	Amendment to Deferred Share Agreement, dated as of July 27, 2005, between Novelis Inc. and Martha Finn Brooks (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on August 1, 2005 (File No. 001-32312))
10.31		Waiver, dated as of November 11, 2005, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Novelis Inc. on November 7, 2005 (File No. 001-32312))
10.32		Second Waiver, dated as of February 9, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on February 14, 2006 (File No. 001-32312))
10.33		Novelis Founders Performance Award Notification for Brian Sturgell dated March 31, 2005, as amended and restated as of March 14, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.34		Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.35		Novelis Founders Performance Award Notification for Chris Bark-Jones dated March 31, 2005(incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.36		Novelis Founders Performance Award Notification for Jack Morrison dated March 31, 2005(incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.37		Novelis Founders Performance Award Notification for Pierre Arseneault dated March 31, 2005(incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.38		Novelis Founders Performance Award Notification for Geoff Batt dated March 31, 2005(incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.39		Novelis Founders Performance Awards Plan, as amended and restated as of March 14, 2006(incorporated by reference to Exhibit 10.7 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10	.40*	Description of Retention Payment for Geoff Batt (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10	.41*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 3, 2006 (File No. 001-32312))

Exhibit
No.		Description

10	.42*	Agreement Concerning Transition from Employment between Novelis and Geoff Batt dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis on April 6, 2006 (File No. 001-32312))
10.43		Third Waiver, dated as of April 12, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 18, 2006 (File No. 001-32312))
10.44		Fourth Waiver, dated as of May 10, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on May 16, 2006 (File No. 001-32312))
10	.45*	Transition Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Inc.
10	.46*	Separation and Release Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Corp.
10	.47*	Transition Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Inc.
10	.48*	Separation and Release Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Corp.
10	.49*	Offer Letter, dated February 24, 2006, by and between Robert M. Patterson and Novelis Inc.
10	.50*	Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc.
10	.51*	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc.
10.52		Fifth Waiver, dated as of August 11, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 17, 2006 (File No. 001-32312))
11.1		Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data — Note 19 — Earnings Per Share to the Consolidated and Combined Financial Statements)
21.1		List of subsidiaries of Novelis Inc.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.