Form 10-Q
period 2006-03-31
Novelis Inc.
filed 2006-09-15
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-32312

Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3399 Peachtree Road NE, Suite 1500 Atlanta, Georgia	30326 (Zip Code)
(Address of principal executive offices)

Telephone: (404) 814-4200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 31, 2006, the registrant had 74,005,649 common shares outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated and Combined Statements of Income (Loss) and Comprehensive Income (Loss) (unaudited) Three Months Ended March 31, 2006 and March 31, 2005	2
	Condensed Consolidated Balance Sheets As of March 31, 2006 (unaudited) and December 31, 2005	3
	Condensed Consolidated and Combined Statements of Cash Flows (unaudited) Three Months Ended March 31, 2006 and March 31, 2005	4
	Condensed Consolidated Statement of Shareholders’ Equity (unaudited) Three Months Ended March 31, 2006	6
	Notes to the Condensed Consolidated and Combined Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	61

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	66
Item 6.	Exhibits	66
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$2,319	$2,112

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,135	1,884
Selling, general and administrative expenses	92	88
Depreciation and amortization	58	59
Research and development expenses	9	8
Restructuring charges (recoveries) — net	1	(2)
Interest expense and amortization of debt issuance costs — net	48	54
Equity in net income of non-consolidated affiliates	(3)	(2)
Other income — net	(49)	(34)

	2,291	2,055

Income before provision for taxes on income and minority interests’ share	28	57
Provision for taxes on income	102	30

Income (loss) before minority interests’ share	(74)	27
Minority interests’ share	—	(5)

Net income (loss)	(74)	22

Other comprehensive income (loss) — net of tax
Currency translation adjustment	37	(53)
Change in minimum pension liability	—	(13)
Change in cash flow currency hedge	(7)	—

Other comprehensive income (loss) — net of tax	30	(66)

Comprehensive loss	$(44)	$(44)

Earnings (loss) per share:
Net income (loss) per share — basic	$(1.00)	$0.30

Net income (loss) per share — diluted	$(1.00)	$0.30

Dividends per common share	$0.09	$0.09

Supplemental information for 2005 only:
Net income attributable to the consolidated and combined results of Novelis from January 6 to March 31, 2005 — increase to Retained earnings		$51
Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment		(29)

Net income		$22

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of these condensed statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except number of shares)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$124	$100
Accounts receivable (net of allowances of $28 in 2006 and $26 in 2005)
— third parties	1,190	1,098
— related parties	31	33
Inventories	1,268	1,128
Prepaid expenses and other current assets	81	66
Current portion of fair value of derivative instruments	199	194
Deferred income tax assets	5	8

Total current assets	2,898	2,627
Property and equipment — net	2,152	2,160
Goodwill	217	211
Intangible assets — net	20	21
Investment in and advances to non-consolidated affiliates	148	144
Fair value of derivative instruments — net of current portion	86	90
Deferred income tax assets	22	21
Other long-term assets
— third parties	132	131
— related parties	68	71

Total assets	$5,743	$5,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4	$3
Short-term borrowings	32	27
Accounts payable
— third parties	1,158	866
— related parties	40	38
Accrued expenses and other current liabilities	647	641
Deferred income tax liabilities	30	26

Total current liabilities	1,911	1,601
Long-term debt — net of current portion	2,491	2,600
Deferred income tax liabilities	268	186
Accrued post-retirement benefits	318	305
Other long-term liabilities	222	192

	5,210	4,884

Commitments and contingencies
Minority interests in equity of consolidated affiliates	150	159

Shareholders’ equity
Preferred stock, no par value; unlimited number of first preferred and second preferred shares authorized; none issued and outstanding	—	—
Common stock, no par value; unlimited number of shares authorized; 74,005,649 shares issued and outstanding as of March 31, 2006	—	—
Additional paid-in capital	426	425
Retained earnings	11	92
Accumulated other comprehensive loss	(54)	(84)

Total shareholders’ equity	383	433

Total liabilities and shareholders’ equity	$5,743	$5,476

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of these condensed balance sheets.

Novelis Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three Months Ended
	March 31,
	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$(74)	$22
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	58	59
Net gains on change in fair market value of derivatives	(54)	(36)
Deferred income taxes	82	(28)
Amortization of debt issuance costs	2	13
Provision for uncollectible accounts	2	1
Equity in net income of non-consolidated affiliates	(3)	(2)
Minority interests’ share	—	5
Stock-based compensation	1	1
(Gains) losses on sales of businesses, investments and assets — net	14	(1)
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	(87)	(156)
— related parties	(1)	(1)
Inventories	(140)	50
Prepaid expenses and other current assets	(15)	11
Other long-term assets	(1)	1
Accounts payable
— third parties	284	59
— related parties	1	(11)
Accrued expenses and other current liabilities	1	117
Accrued post-retirement benefits	13	14
Other long-term liabilities	12	(8)

Net cash provided by operating activities	95	110

INVESTING ACTIVITIES
Capital expenditures	(21)	(25)
Disposal of business — net	(7)	—
Proceeds from sales of assets	2	1
Proceeds from loans receivable — net
— third parties	—	19
— related parties	7	360
Changes in investment in and advances to non-consolidated affiliates — net	2	—
Premiums paid to purchase derivative instruments	—	(10)
Net proceeds from settlement of derivative instruments	71	19

Net cash provided by investing activities	54	364

(Continued)

Novelis Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS
OF CASH FLOWS (unaudited)(Continued)
(in millions)

	Three Months Ended
	March 31,
	2006	2005

FINANCING ACTIVITIES
Proceeds from issuance of debt	$—	$2,750
Principal repayments
— third parties	(112)	(1,539)
— related parties	—	(1,180)
Short-term borrowings — net
— third parties	6	(149)
— related parties	—	(302)
Dividends — common shareholders	(7)	(7)
Dividends — minority interests	(13)	(6)
Net receipts from Alcan	—	79
Debt issuance costs	(1)	(71)

Net cash used in financing activities	(127)	(425)

Net increase in cash and cash equivalents	22	49
Effect of exchange rate changes on cash balances held in foreign currencies	2	(1)
Cash and cash equivalents — beginning of period	100	31

Cash and cash equivalents — end of period	$124	$79

Supplemental disclosures of cash flow information:
Interest paid	$76	$20
Income taxes paid	12	4
Principal payments on capital lease obligations (included above in principal repayments — third parties)	1	—

Supplemental schedule of non-cash investing and financing activities relating to the spin-off transaction and post-closing adjustments (2005 only):
Other receivables		$433
Short-term borrowings — related parties		(57)
Long-term debt — related parties		32
Capital lease obligation		52
Additional paid-in capital		(97)

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of these condensed statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in millions, except number of common shares, which is in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance as of December 31, 2005	74,006	$—	$425	$92	$(84)	$433
2006 Activity:
Net loss				(74)		(74)
Stock-based compensation			1			1
Currency translation adjustment					37	37
Change in cash flow currency hedge					(7)	(7)
Dividends on common shares ($0.09 per share)				(7)		(7)

Balance as of March 31, 2006	74,006	$—	$426	$11	$(54)	$383

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of this condensed statement.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited)

1.	Business and Summary of Significant Accounting Policies

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of March 31, 2006, we had operations on four continents: North America; South America; Asia; and Europe, through 34 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise.

The accompanying unaudited condensed consolidated and combined financial statements should be read in conjunction with our audited consolidated and combined financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the U.S. Securities and Exchange Commission (SEC) on August 25, 2006. The accompanying (a) consolidated balance sheet as of December 31, 2005, which has been derived from audited financial statements, and (b) unaudited condensed consolidated and combined financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of March 31, 2006 and December 31, 2005; our consolidated results of operations and cash flows for the three months ended March 31, 2006; and our consolidated and combined results of operations and cash flows for the three months ended March 31, 2005.

Certain reclassifications of prior year amounts have been made to conform to the presentation adopted for the current year.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the potential impact of the adoption of FASB Interpretation No. 48 on our financial position, results of operations, and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our financial position, results of operations or cash flows or do not apply to our operations.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

2.	Restructuring Programs

All restructuring provisions and recoveries are included in Restructuring charges (recoveries) — net in the accompanying condensed consolidated and combined statements of income (loss) unless otherwise stated below. The following table summarizes our restructuring liabilities for the quarter ended March 31, 2006 (in millions).

	Novelis		Novelis
	Europe		North America		Total
		Other Exit		Other Exit		Other Exit
	Severance	Related	Severance	Related	Severance	Related

Balance as of December 31, 2005	$9	$19	$1	$—	$10	$19
Provisions — net	1	—	—	—	1	—
Cash payments	(2)	(1)	(1)	—	(3)	(1)
Adjustments — other	—	1	—	—	—	1

Balance as of March 31, 2006	$8	$19	$—	$—	$8	$19

In March 2006, we announced additional actions in the restructuring of our European operations, with the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closure of two non-core business lines located within those facilities. In connection with the reorganization of our Ohle and Ludenscheid plants, we incurred costs of less than $1 million during the three months ended March 31, 2006, and expect to incur additional costs of $5 million (primarily severance) by the end of 2007.

We announced our intent in November 2005 to close our casting alloy facility in Borgofranco, Italy in March 2006. In 2005, we recognized charges of $5 million for asset impairments and $9 million for other exit related costs, including $6 million for environmental remediation expenses relating to this plant closing. We have incurred additional costs of less than $1 million through June 30, 2006 and expect all activities (including environmental remediation) to be complete by 2009.

Subsequent Event

On August 31, 2006, we announced a proposed restructuring of our European central management and administration activities in Zurich, Switzerland, to reduce overhead costs and streamline support functions. In addition, we are proposing to exit our Neuhausen research and development center in Switzerland. We expect to incur $6 million of costs associated with these proposed actions and expect to save approximately $10 million annually once complete.

3.	Loss on Disposal of Business

In March 2006, we disposed of our aluminum rolling mill in Annecy, France for consideration in the amount of one euro, and recorded pre-tax charges of $15 million in connection with the sale, which are included in Other income — net in our condensed consolidated statement of income (loss). The charges were comprised primarily of $8 million representing our investment in and advances to Annecy, and cash payments of $5 million in connection with the disposal of the business and other cash fees and expenses of $2 million.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.	Inventories

Inventories consist of the following (in millions).

	March 31, 2006	December 31, 2005

Finished goods	$361	$326
Work in process	288	240
Raw materials	567	500
Supplies	123	122

	1,339	1,188
Allowances	(71)	(60)

	$1,268	$1,128

In November 2004, the FASB issued FASB Statement No. 151, Inventory Cost, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, FASB Statement No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. FASB Statement No. 151 is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We adopted FASB Statement No. 151 on January 1, 2006; its adoption did not have a material effect on our financial position, results of operations, or cash flows.

5.	Property, Plant and Equipment

Property, plant and equipment — net, consists of the following (in millions).

	March 31, 2006	December 31, 2005

Land and property rights	$92	$90
Buildings	857	845
Machinery and equipment	4,487	4,407

	5,436	5,342
Accumulated depreciation and amortization	(3,404)	(3,319)

	2,032	2,023
Construction in progress	120	137

	$2,152	$2,160

Subsequent Event

On August 21, 2006, we entered into a preliminary agreement to transfer our rights to develop and operate two hydroelectric power plants in South America with generating capacity of 155 megawatts. This transfer is subject to regulatory approval by the National Electric Energy Agency prior to execution. We received an advance cash payment of approximately $15 million upon signing of the preliminary agreement; however, this payment must be refunded if the transfer is not approved. If approved, the transaction will be concluded and we will recognize a pre-tax gain of approximately $12 million.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

6.  Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our percentage ownership of the non-consolidated affiliates we account for using the equity method. We have no material investments we account for under the cost method.

		Percentage
	Ownership Structure	Ownership

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
Petrocoque S.A. Industria e Comercio	Corporation	25%
EuroNorca Partners	General Partnership	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminium Recyclage S.A.	Public Limited Company	20%

We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. The following table summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions).

	Three Months Ended
	March 31,
	2006	2005

Net sales	$132	$116
Costs, expenses and provision for taxes on income	124	111

Net income	$8	$5

Included in our condensed consolidated and combined financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of transactions that we had with these non-consolidated related parties during the three months ended March 31, 2006 and 2005 (in millions).

	Three Months Ended
	March 31,
	2006	2005

Purchases of inventory, tolling services and electricity
Aluminium Norf GmbH (A)	$52	$51
Consorcio Candonga (B)	3	2
Petrocoque S.A. Industria e Comercio (C)	1	—

	$56	$53

(A)	Aluminium Norf GmbH provides tolling services to us.

(B)	Consorcio Candonga supplies electricity to Novelis South America.

(C)	Petrocoque S.A. Industria e Comercio supplies calcined-coke to our South America smelting operations.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below describes the ending balances that we have with Aluminium Norf GmbH (in millions).

	March 31, 2006	December 31, 2005

Other receivables (A)	$31	$33
Long-term receivables (A)	$68	$71
Accounts payable (B)	$40	$38

(A)	The balances represent current and non-current portions of a loan to Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH in the ordinary course of business.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions).

	March 31, 2006	December 31, 2005

Accrued payroll	$122	$152
Accrued settlement of legal claim	71	71
Accrued interest payable	24	51
Accrued income taxes	68	55
Current portion of fair value of derivative instruments	28	22
Other current liabilities	334	290

	$647	$641

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

8.	Long-Term Debt

Long-term debt consists of the following (in millions).

	Interest		March 31,	December 31,
	Rates(A)		2006	2005

Novelis Inc.
Floating rate Term Loan B, due 2012	6.44%		$312	$342
7.25% Senior Notes, due 2015	7.25	%(B)	1,400	1,400
Novelis Corporation
Floating rate Term Loan B, due 2012	6.44%		543	593
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (Swiss francs (CHF) 59 million)	7.50%		45	45
Capital lease obligation, due 2011 (CHF 5 million)	2.49%		4	4
Novelis Korea Limited
Bank loan, due 2008	5.30%		50	50
Bank loan, due 2008 (Korean won (KRW) 30 billion)	—		—	30
Bank loan, due 2007	4.55%		70	70
Bank loan, due 2007 (KRW 40 billion)	4.80%		41	40
Bank loan, due 2007 (KRW 25 billion)	4.45%		26	25
Bank loans, due 2008 through 2011 (KRW 1 billion)	4.06	%(C)	1	1
Other
Other debt, due 2006 through 2012	2.68	%(C)	3	3

Total debt			2,495	2,603
Less: current portion			(4)	(3)

			$2,491	$2,600

(A)	Interest rates are as of March 31, 2006 and exclude the effects of any related interest rate swaps or amortization of debt issuance and other costs.

(B)	The interest rate for the Senior Notes does not include “additional special interest” discussed below.

(C)	Weighted average interest rate.

Floating Rate Term Loan B

In connection with the spin-off transaction, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1.8 billion. These facilities consist of: (1) a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at London Interbank Offered Rate (LIBOR) plus 1.75%, all of which was borrowed on January 10, 2005; and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility.

Unamortized debt issuance costs related to the senior secured credit facilities were $25 million as of March 31, 2006 and are included in Other long-term assets in our accompanying condensed and consolidated balance sheet.

Through March 31, 2006, we satisfied the 1% per annum principal amortization requirement through fiscal year 2010, as well as $367 million of the principal amortization requirement for 2011. No further minimum principal payments are due until 2011. As of March 31, 2006, we had $855 million outstanding under this facility. Additionally, in May and June of 2006, we made additional principal repayments of $40 million and $17 million, respectively, and as of June 30, 2006, we had $798 million outstanding under this facility.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The credit agreement relating to the senior secured credit facilities includes customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio. As of March 31, 2006, the maximum total leverage coverage, minimum interest coverage, and minimum fixed charge coverage ratios were 5 to 1; 3 to 1; and 1.25 to 1, respectively.

As of March 31, 2006, we were in compliance with the covenants in our senior secured credit facility. However, as described below, we obtained waivers from our lenders related to our inability to timely file our SEC reports. In addition, future operating results substantially below our business plan or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our financial covenants. If we do not comply with these covenants and are unable to obtain waiver from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders and could cause a cross-default under our other indebtedness. In particular, we expect it will be necessary to amend the financial covenants related to our interest coverage and leverage ratios in order to align them with our current business outlook for the remainder of the 2006 fiscal year. In addition, if we incur additional debt in the future, we may be subject to additional covenants, which may be more restrictive than those that we are subject to currently.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). Unamortized debt issuance costs related to the Senior Notes were $26 million as of March 31, 2006 and are included in Other long-term assets in our condensed consolidated balance sheet.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants as of March 31, 2006. However, as discussed below under the caption “Impact of Late SEC Filings on our Debt Agreements”, we have received notices of default under the indenture related to our failure to timely file certain SEC reports.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement for the notes and exchange the original, privately placed notes with registered notes. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date. As a result, we began to accrue additional special interest at a rate of 0.25% on November 11, 2005. The indenture and the registration rights agreement provide that the rate of additional special interest increases by 0.25% during each subsequent 90-day period until the exchange offer closes, with the maximum amount of additional special interest being 1.00% per year. On August 8, 2006, the rate of additional special interest increased to 1.00%. On August 14, 2006, we extended the offer to exchange the Senior Notes to October 20, 2006. We expect to file a post-effective amendment to the registration statement and complete the exchange as soon as practicable following the date we are current on our reporting requirements. We will cease paying additional special interest once the exchange offer is completed.

Korean Bank Loans

In December 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a $70 million floating rate long-term loan which was subsequently swapped into a 4.55% fixed rate KRW 73 billion loan due in December 2007. In February 2005, Novelis Korea entered into a $50 million

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

floating rate long-term loan which was subsequently swapped into a 5.30% fixed rate KRW 51 billion loan due in February 2008.

In the first quarter of 2006, we repaid our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008. In May 2006, a portion of the $50 million (KRW 51 billion) 5.30% fixed rate loan was refinanced into a KRW 19 billion ($20 million) short-term floating rate loan, which was paid in June 2006. We were in compliance with all debt covenants related to the Korean bank loans as of March 31, 2006.

Interest Rate Swaps

As of March 31, 2006, we entered into interest rate swaps to fix the 3-month LIBOR interest rate on a total of $200 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.8% on $100 million through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in senior secured credit facilities, in addition to these interest rates. As of March 31, 2006, our fixed-to-variable rate debt ratio was 2.85 to 1.

Impact of Late SEC Filings on our Debt Agreements

The restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005 (filed on May 16, 2006) resulted in delays in the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2005 (filed on May 16, 2006), our Annual Report on Form 10-K for the year ended December 31, 2005 (filed on August 25, 2006), and our quarterly reports on Form 10-Q for the first two quarters of 2006.

The terms of our $1.8 billion senior secured credit facility require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the delays, we obtained a series of waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. The fourth waiver and consent agreement, dated May 10, 2006, extended the Form 10-Q filing deadlines for the first, second and third quarters of 2006 to October 31, 2006, November 30, 2006, and December 29, 2006, respectively. These extended filing deadlines were subject to acceleration to 30 days after the receipt of an effective notice of default under the indenture governing our Senior Notes relating to our inability to timely file such periodic reports with the SEC. We received an effective notice of default with respect to this Form 10-Q on July 21, 2006, causing the deadline for this Form 10-Q to accelerate to August 20, 2006. As a result, we entered into a fifth waiver and consent agreement, dated August 11, 2006, which again extended the filing deadline for this Form 10-Q to September 18, 2006. Subsequent to the effective date of the fifth waiver and consent agreement, we also received an effective notice of default with respect to our Form 10-Q for the second quarter of 2006 on August 24, 2006. The fifth waiver and consent agreement extended the accelerated filing deadline caused as a result of the receipt of the effective notice of default with respect to our Form 10-Q for the second quarter of 2006 to October 22, 2006. The fifth waiver and consent agreement also extends any accelerated filing deadline caused as a result of the receipt of an effective notice of default under the Senior Notes with respect to our Form 10-Q for the third quarter of 2006 to the earlier of 30 days after the receipt of any such notice of default and December 29, 2006. To date, fees related to the five waiver and consent agreements total $6 million, of which $2 million has been incurred as of March 31, 2006, including $1 million which was incurred during the first quarter ended March 31, 2006. These fees are being amortized over the remaining life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Unamortized fees related to these waiver and consent agreements of $2 million are included in Other long-term assets in our accompanying condensed consolidated balance sheet as of March 31, 2006.

Beginning with the fourth waiver and consent agreement, we agreed to a 50 basis point increase in the applicable margin on all current and future borrowings outstanding under our senior secured credit facility, and

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

a 12.5 basis point increase in the commitment fee on the unused portion of our revolving credit facility. These increases will continue until we inform our lenders that we no longer need the benefit of the extended filing deadlines granted in the fifth waiver and consent agreement, at which time the fifth waiver and consent agreement will expire and obligate us to the filing requirements set forth in the senior secured credit facility.

We believe it is probable that we will file our Form 10-Q for the second quarter of 2006 by October 22, 2006; however, there can be no assurance that we will be able to do so. If we are unable to file our Form 10-Q for the second quarter of 2006 by the applicable deadline, we intend to seek additional waivers from the lenders under our senior secured credit facility to avoid an event of default under the facility. An event of default under the senior secured credit facility would entitle the lenders to terminate the senior secured credit facility and declare all or any portion of the obligations under the facility due and payable, in which case we would be required to refinance our debt or negotiate an alternative restructuring.

Under the indenture governing the Senior Notes, we are required to deliver to the trustee a copy of our periodic reports filed with the SEC within the time periods specified by SEC rules. As a result of our receipt of effective notices of default from the trustee on July 21, 2006, with respect to this Form 10-Q and on August 24, 2006 with respect to our Form 10-Q for the second quarter of 2006, we were required to file this Form 10-Q by September 19, 2006, and we will be required to file our Form 10-Q for the second quarter of 2006 by October 23, 2006 in order to prevent an event of default. By filing this Form 10-Q, we cured the default referenced in the July 21, 2006 notice from the trustee. We believe it is probable that we will file our Form 10-Q for the second quarter of 2006 by October 22, 2006; however, there can be no assurance that we will be able to do so. If we fail to file our Form 10-Q for the second quarter of 2006 by October 23, 2006, the trustee or holders of at least 25% in aggregate principal amount of the Senior Notes may elect to accelerate the maturity of the Senior Notes, in which case we would be required to refinance our debt or negotiate an alternative restructuring.

On July 26, 2006, we entered into the Commitment Letter with Citigroup Global Markets Inc. (Citigroup) for backstop financing facilities totaling approximately $2.855 billion. The Commitment Letter will terminate on October 2, 2006 by its terms. However, prior to that time, Citigroup has agreed, subject to certain terms and conditions, to (a) provide loans in an amount sufficient to repurchase the Senior Notes, and (b) in the event that lender approval was not obtained to allow us to refinance the Senior Notes, to provide us with replacement senior secured credit facilities.

Unless we are able to negotiate an extension to the Commitment Letter or enter into a similar arrangement with Citigroup or another lender, backstop financing will not be available after October 2, 2006. As a result, if we are unable to timely file our Form 10-Q for the second quarter of 2006 or obtain additional waivers or amendments to the agreements governing our outstanding indebtedness, we would not have sufficient liquidity to repay our debt if accelerated. Accordingly, we would be required to negotiate an alternative restructuring or refinancing of our debt.

Under any of the refinancing alternatives discussed above, we would incur significant costs and expenses, including professional fees and other transaction costs. We also anticipate that it will be necessary to pay significant waiver and amendment fees in connection with the potential amendments to our senior secured credit facility described above. In addition, if we are successful in refinancing any or all of our outstanding debt, we are likely to experience an increase in the applicable interest rates over the life of any new debt, based on prevailing market conditions and our perceived credit risk.

Any acceleration of the outstanding debt under the senior secured credit facility would result in a cross-default under our Senior Notes. Similarly, the occurrence of an event of default under our Senior Notes would result in a cross-default under the senior secured credit facility. Further, the acceleration of outstanding debt under our senior secured credit facility or our Senior Notes would result in defaults under other contracts and

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

agreements, including certain interest rate and foreign currency derivative contracts, giving the counterparty to such contracts the right to terminate. As of June 30, 2006, we had out-of-the-money derivatives valued at a maximum of approximately $86 million that the counterparties would have the ability to terminate upon the occurrence of an event of default.

We believe it is probable that we will file our Form 10-Q for the second quarter of 2006 by October 22, 2006. Accordingly, we continue to classify the senior secured credit facility and our Senior Notes as long-term debt as of March 31, 2006.

Lines of Credit and Short Term Borrowings

As of March 31, 2006, $28 million of our $500 million revolving credit facility was utilized for a short-term loan in the United Kingdom and another $3 million was utilized for letters of credit. Commitment fees related to the unused portion of the $500 million revolving credit facility, prior to the fourth waiver and consent agreement dated May 10, 2006, ranged between 0.375% and 0.5% per annum, depending on certain financial ratios we achieved. As discussed above, in connection with the fourth waiver and consent agreement, these commitment fees increased to 0.625%, where they will remain until the earlier of December 29, 2006 or such date when we no longer have delayed SEC filings, and we inform our lenders that we no longer need the benefit of the extended reporting deadlines provided through the fifth waiver and consent agreement. Additionally, as of March 31, 2006, all of our $25 million unsecured line of credit facility in Brazil was available for use.

As of March 31, 2006, our short-term borrowings were $32 million consisting of a $28 million short-term loan in the United Kingdom under our $500 million revolving credit facility, $1 million in Brazil not under lines of credit, and $3 million in Italy through local banking relationships not under lines of credit. As of March 31, 2006, the weighted average interest rate on our short-term borrowings was 6.18% (2.69% as of December 31, 2005).

9.	Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), net of income tax effects, consists of the following (in millions).

	March 31, 2006	December 31, 2005

Foreign currency translation adjustments	$2	$(35)
Minimum pension liability	(49)	(49)
Cash flow currency hedge	(7)	—

	$(54)	$(84)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

A summary of the components of other comprehensive income (loss) is as follows (in millions).

	Three Months Ended
	March 31,
	2006	2005

Net change in foreign currency translation adjustments	$41	$(53)
Net change in minimum pension liability	—	(19)
Net change in cash flow currency hedge	(7)	—

Net other comprehensive income (loss) adjustments, before income tax (expense) benefit	34	(72)
Income tax (expense) benefit	(4)	6

Other comprehensive income (loss)	$30	$(66)

10.	Stock-Based Compensation

On January 1, 2006, we adopted FASB Statement No. 123 (Revised), Share-Based Payment, which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 (Revised) requires the recognition of compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment.

We adopted FASB Statement No. 123 (Revised) using the modified prospective method. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123 (Revised) for all share-based payments granted after the effective date. All awards granted to employees prior to the statement’s effective date that remain unvested at the adoption date will continue to be expensed over the remaining service period.

The cumulative effect of the accounting change as of January 1, 2006 was approximately $1 million, net of tax, and is not considered material as to require presentation as a cumulative effect of accounting change in our condensed consolidated statement of income (loss) for the three months ended March 31, 2006. Accordingly, the effect of adopting this new statement was included in Selling, general and administrative expenses.

Prior to the adoption of FASB Statement No. 123 (Revised), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated and combined statements of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with FASB Statement No. 123 (Revised), which requires that the cash flows resulting from tax benefits for deductions in excess of compensation cost recognized be classified as financing cash flows. During the first quarter of 2006, there were no tax payments made that were reduced by excess tax benefits.

Stock Options

On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 (the Conversion Plan) to allow for all Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan to be replaced with options to purchase our common shares. While new options may be granted under the Conversion Plan, there were no new options granted since conversion. The options expire ten years from the date of grant. All converted options that were vested on the spin-off date continued to be vested. Unvested options vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date. In the case of an unsolicited change in control of Novelis, all options will become immediately exercisable.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

As of March 31, 2006, 2,686,600 options were outstanding at a weighted average exercise price of $21.60, and 892,049 of these options were exercisable at a weighted average price of $21.24.

The table below lists key categories of stock option activity for the three months ended March 31, 2006.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(In Years)	Value

Options outstanding as of December 31, 2005	2,704,790	$21.60
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired/Cancelled	(18,190)	$21.27

Options outstanding as of March 31, 2006	2,686,600	$21.60	7.3	$(2,774,673)

Options exercisable as of March 31, 2006	892,049	$21.24	6.9	$(599,312)

We used the Black-Scholes valuation model to determine the fair value of the options outstanding. The fair value of each option was estimated using the following weighted average assumptions.

	March 31,	December 31,
	2006	2005

Dividend yield	1.56%	1.56%
Expected volatility	30.30%	30.30%
Risk-free interest rate	3.73%	3.73%
Expected life	5.47 years	5.47 years

Total compensation cost recognized for stock options issued to employees was $1 million for each of the three month periods ended March 31, 2006 and 2005, and was included in Selling, general and administrative expenses.

Compensation to be Settled in Cash

Upon adoption of FASB Statement No. 123 (Revised), we determined that all of our compensation plans settled in cash are considered liability based awards under the statement. As such, liabilities for awards under these plans are required to be measured at each reporting date until the date of settlement. Various valuation methods were used to determine the fair value of these awards, and are discussed below.

Prior to January 1, 2006, we applied the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation plans settled in cash. We incurred a liability when the vesting of the award became probable under the guidance provided by FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. When variable plan awards were granted, we measured compensation expense as the amount by which the quoted market value of the shares of our stock covered by the grant exceeded the option price or value specified, by reference to a market price or otherwise, subject to any appreciation limitations under the plan. Changes, either increases or decreases, in the quoted market value of those shares between the date of grant and the measurement date resulted in a prospective change in the measurement of compensation expense for the right or award.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Stock Price Appreciation Unit Plan

Prior to the spin-off, some Alcan employees who later transferred to Novelis held Alcan stock price appreciation units (SPAUs). These units entitled them to receive cash equal to the excess of the market value of an Alcan common share on the exercise date of a SPAU over the market value of an Alcan common share on its grant date. SPAUs vest in four equal annual installments beginning on January 6, 2006. On January 6, 2005, these employees received 418,777 Novelis SPAUs to replace their 211,035 Alcan SPAUs at a weighted average exercise price of $22.04. None of the SPAUs have been exercised, but as of March 31, 2006, 115,419 SPAUs were exercisable at a weighted average price of $21.53. As of March 31, 2006, there was $1.8 million of unamortized compensation cost related to non-vested SPAUs, which is expected to be recognized over a remaining vesting period of 2.8 years.

Upon adoption of FASB Statement No. 123 (Revised), we changed from the intrinsic value method to the Black-Scholes valuation model to estimate the fair value of the SPAUs granted to employees. The table below lists key categories of SPAU activity for the three months ended March 31, 2006.

Weighted
Average
Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SPAUs	Exercise Price	(In Years)	Value

SPAUs outstanding as of December 31, 2005	418,777	$22.04
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired/Cancelled	—	—

SPAUs outstanding as of March 31, 2006	418,777	$22.04	7.8	$(613,946)

SPAUs exercisable as of March 31, 2006	115,419	$21.53	7.7	$(110,744)

The fair value of each SPAU was estimated as of March 31, 2006 using the following weighted average assumptions:

		2006
	2006	Weighted
	Range of	Average
	Assumptions	Assumptions

Dividend yield	0.17% to 0.32%	0.20%
Expected volatility	39.90% to 44.60%	43.63%
Risk-free interest rate	4.80% to 4.83%	4.81%
Expected life	2.74 years to 5.12 years	4.56 years

Total Shareholder Returns Performance Plan

Some Alcan employees who later transferred to Novelis were entitled to receive cash awards under the Alcan Total Shareholder Returns Performance Plan (TSR). TSR was a cash incentive plan which rewarded eligible employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index, measured over three-year periods starting on October 1, 2002 and 2003. On January 6, 2005, these employees immediately ceased participating in and accruing benefits under the TSR. The current three-year performance

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the spin-off. The accrued awards for all of the TSR participants were converted into 452,667 Novelis restricted share units (RSUs). At the end of each performance period, each holder of RSUs will receive net proceeds based on the price of Novelis common shares at that time, including declared dividends. On October 15, 2005, an aggregate of $7 million was paid to employees who held RSUs that had vested on September 30, 2005. As of March 31, 2006, there were 120,373 RSUs and related dividends outstanding that will vest on September 30, 2006. As of March 31, 2006, there was $0.7 million of unamortized compensation cost related to non-vested RSUs, which is expected to be recognized over a remaining vesting period of 0.5 years.

A summary of the status of our RSUs as of March 31, 2006 and of changes in RSUs outstanding under the plan during the three months ended March 31, 2006 is as follows:

			Aggregate
	Number of	Redemption	Intrinsic
	RSUs	Price	Value

RSUs outstanding as of December 31, 2005	119,842	$20.89
Granted	531	—
Exercised	—	—
Forfeited	—	—
Expired/Cancelled	—	—

RSUs outstanding as of March 31, 2006	120,373	$20.57	$2,514,592

RSUs vested and exercisable as of March 31, 2006	—		$—

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

A summary of the status of our DDSUs as of March 31, 2006 and of changes in DDSUs outstanding under the plan during the three months ended March 31, 2006 is as follows:

			Aggregate
	Number of	Redemption	Intrinsic
	DDSUs	Price	Value

DDSUs outstanding as of December 31, 2005	41,862	$20.94
Granted	15,445	—
Exercised	—	—
Forfeited	—	—
Expired/Cancelled	—	—

DDSUs outstanding as of March 31, 2006	57,307	$20.42	$1,170,209

DDSUs vested and exercisable as of March 31, 2006	57,307	$20.42	$1,170,209

Novelis Founders Performance Awards

In March 2005, Novelis established a plan to reward certain key executives with Performance Share Units (PSUs) if Novelis share price improvement targets were achieved within specific time periods. There are three equal tranches of PSUs, and each has a specific share price improvement target. For the first tranche, the target applies for the period March 24, 2005 to March 23, 2008. For the second tranche, the target applies for the period March 24, 2006 to March 23, 2008. For the third tranche, the target applies for the period March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the later of six months from the date the specific share price target is reached or twelve months after the start of the performance period, and will be based on the average of the daily stock closing prices on the NYSE for the last five trading days prior to the payment date. Upon a participant’s termination due to retirement, death or disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any other termination, all PSUs will be forfeited.

Upon adoption of FASB Statement No. 123 (Revised), we changed our valuation technique to the Monte Carlo method due to the fact that the Novelis Founders Performance Awards contain a market condition for vesting of the award. The Monte Carlo method utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. Key assumptions used to determine the fair value of the awards as of March 31, 2006 were as follows:

Weighted Average Expected Stock Price Volatility	40.00%
Annual Expected Dividend Yield	1.73%
Risk-Free Interest Rate	4.84%

Weighted average expected stock price volatility is a weighted measure of the historical volatility and the implied volatility of the closest to at-the-money publicly traded Novelis call options, with weights determined by the remaining life of the longest term call options. The annual expected dividend yield is based on historical and anticipated dividend payments. The risk-free interest rate reflects the 2-year daily U.S. Treasury yield curve rate as of the grant date. The fair value of the PSUs is amortized over the derived service period of each award, which is up to three years, subject to acceleration in the event the vesting condition is met (as defined above).

The liability for the first tranche was accrued over its term, was valued on March 24, 2006, and was paid in cash in April 2006 for $3 million.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Compensation Cost

For the three months ended March 31, 2006, stock-based compensation expense for arrangements that are settled in cash, including amounts related to the cumulative effect of an accounting change from adopting FASB Statement No. 123 (Revised), was $3 million and was included in Selling, general and administrative expenses.  Stock-based compensation expense for the three months ended March 31, 2005 was negligible.

11.	Post-Retirement Benefit Plans

Components of net periodic benefit cost for all of our significant plans are shown in the table below (in millions).

			Other
			Post-Employment
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Service cost	$10	$4	$1	$1
Interest cost	10	8	2	3
Expected return on assets	(9)	(6)	—	—
Amortization
— actuarial losses	1	2	—	—
— prior service cost	1	1	—	—
Curtailment/settlement gains	—	—	—	—

Net periodic benefit cost	$13	$9	$3	$4

The expected long-term rate of return on plan assets is 7.6% in 2006.

Employer Contributions to Pension Plans

Our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. For the three months ended March 31, 2006 and 2005, we contributed $9 million and $10 million, respectively, to the funded pension plans and $3 million and $3 million, respectively, to the unfunded pension plans. We expect to contribute an additional $18 million to the funded pension plans and $9 million to the unfunded pension plans for the remainder of 2006.

We also participate in savings plans in Canada and the U.S. as well as defined contribution pension plans in the United Kingdom, Canada, Malaysia and Brazil. We made contributions of $3 million and $2 million to these plans for the three months ended March 31, 2006 and 2005, respectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

12.	Currency Gains and Losses

The following currency gains (losses) are included in Other income — net in our condensed consolidated and combined statements of income (loss) (in millions).

	Three Months Ended
	March 31,
	2006	2005

Net gains (losses) on change in fair market value of currency derivatives	$(16)	$30
Net gains on translation of monetary assets and liabilities	5	12

	$(11)	$42

The following currency gains (losses) are recorded in Accumulated other comprehensive income (loss) (in millions).

	Three Months Ended
	March 31,
	2006	2005

Cumulative translation adjustment — beginning of period	$(35)	$120
Effect of changes in exchange rates	37	(53)

Cumulative translation adjustment — end of period	$2	$67

13.	Financial Instruments and Commodity Contracts

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures.

In the first quarter of 2006, we implemented hedge accounting for $712 million of cross-currency interest rate swaps (Euro 475 million, British Pound (GBP) 62 million and CHF 35 million) with respect to intercompany loans to several European subsidiaries. The Euro and GBP swaps have been designated as net investment hedges, while the CHF cross-currency interest rate swap has been designated as a cash flow hedge. We also implemented hedge accounting for $69 million (158 million Brazilian real (BRL)) of our forward foreign exchange contracts, which have been designated as cash flow hedges.

For contracts designated as net investment hedges, a net loss of $7 million has been included in Accumulated other comprehensive loss within Shareholders’ equity in our condensed consolidated balance sheet as of March 31, 2006.

For contracts designated as cash flow hedges, we recognize gains and losses in earnings in the current period for the change in fair market value of the ineffective portion of the hedge. We exclude the losses on forward points related to these hedges from the assessment of hedge effectiveness, and include such amounts in Interest expense and amortization of debt issuance costs — net. We include the change in fair market value of the effective portion of these hedges in Accumulated other comprehensive loss. For the three months ended March 31, 2006, changes in fair market value of cash flow hedges were negligible. As of March 31, 2006, the amount of net gains and losses expected to be realized in earnings during the following twelve months is negligible. No cash flow hedges were discontinued during the three months ended March 31, 2006. The maximum period over which we have hedged our exposure to cash flow variability is through February 2015.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair values of our financial instruments and commodity contracts as of March 31, 2006, were as follows (in millions).

		As of March 31, 2006
	Maturity			Net Fair
	Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$12	$(11)	$1
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency interest swaps	2006 through 2015	1	(43)	(42)
Aluminum forward contracts	2006 through 2009	107	(10)	97
Aluminum call options	Matures in 2006	98	—	98
Fixed price electricity contract	Matures in 2016	62	—	62

		285	(64)	221
Less: current portion (A)		199	(28)	171

		$86	$(36)	$50

(A)	Current portion of assets are presented on our condensed consolidated balance sheet. Current portion of liabilities are included in Accrued expenses and other current liabilities on our condensed consolidated balance sheet. Remaining long-term portions of fair values under assets are presented on our condensed consolidated balance sheet. Remaining long-term portions of fair values under liabilities are included in Other long-term liabilities on our condensed consolidated balance sheet.

The fair values of our financial instruments and commodity contracts as of December 31, 2005 were as follows (in millions).

		As of December 31, 2005
	Maturity			Net Fair
	Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$15	$(9)	$6
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency interest swaps	2006 through 2015	—	(24)	(24)
Aluminum forward contracts	2006 through 2009	87	(7)	80
Aluminum call options	Matures in 2006	109	—	109
Fixed price electricity contract	Matures in 2016	68	—	68

		284	(40)	244
Less: current portion (A)		194	(22)	172

		$90	$(18)	$72

(A)	Current portion of assets are presented on our condensed consolidated balance sheet. Current portion of liabilities are included in Accrued expenses and other current liabilities on our condensed consolidated balance sheet. Remaining long-term portions of fair values under assets are presented on our condensed consolidated balance sheet. Remaining long-term portions of fair values under liabilities are included in Other long-term liabilities on our condensed consolidated balance sheet.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

14.	Other Income — Net

The following table presents the components of Other income — net (in millions).

	Three Months Ended
	March 31,
	2006	2005

Net gains on change in fair market value of derivative instruments	$(54)	$(24)
Loss on disposal of business	15	—
Exchange gains — net	(5)	(12)
Gain on disposals of fixed assets — net	(1)	(1)
Other — net	(4)	3

	$(49)	$(34)

15.	Income Taxes

We provide for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes. In accordance with APB Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, the provision for income taxes recognizes our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for the impact of any discrete events, which are reported in the period in which they occur. We re-evaluate our estimated tax expense for the year and make adjustments for changes in the estimated tax rate for the year each quarter. Additionally, we evaluate the realizability of our deferred tax assets on a quarterly basis. Our evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income or loss, and prudent and feasible tax planning strategies. As a result, the provisions for taxes on income for the quarters ended March 31, 2006 and 2005 were based on the estimated effective tax rates applicable for the years ending December 31, 2006 and ended December 31, 2005, respectively, after considering items specifically related to the interim periods.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

A reconciliation of the Canadian statutory income tax rates to our effective income tax rates for the periods presented is as follows (in millions):

	Three Months Ended
	March 31,
	2006	2005

Pre-tax income before equity in net income of non-consolidated affiliates and minority interests’ share	$25	$55

Canadian statutory tax rate	33%	33%

Income taxes at the Canadian statutory tax rate	$8	$18
Increase (decrease) in tax rate resulting from:
Exchange translation items	10	(11)
Exchange remeasurement of deferred income taxes	3	—
Change in valuation allowances	33	11
Expense/income items with no tax effect	3	7
Tax rate differences on foreign earnings	44	1
Withholding tax in connection with the spin-off	—	6
Out-of-period adjustments	—	(7)
Other — net	1	5

Provision for taxes on income	$102	$30

Effective tax rate	408%	55%

Our provision for taxes on income of $102 million represented an effective tax rate of 408% for the first quarter of 2006 compared to a provision for taxes on income of $30 million and an effective tax rate of 55% for the first quarter of 2005. Our effective tax rate for the first quarter of 2006 is greater than the Canadian statutory rate of 33% due to (1) a $33 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (2) $13 million for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect and (c) the remeasurement of deferred income taxes and (3) a $44 million difference between the Canadian Statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions. In the first quarter of 2005, an $11 million benefit from foreign exchange translation items was offset by an $11 million increase in valuation allowances. As these items offset each other, the primary reasons why our effective tax rate in the first quarter of 2005 is greater than the Canadian statutory rate of 33% is due to expenses with no income tax effect and withholding taxes in connection with the spin-off. Cash taxes paid during the first quarter of 2006 and 2005 were $12 million and $4 million, respectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

16.	Earnings Per Share

The following table shows the information used in the calculation of basic and diluted earnings per share (in millions, except per share amounts).

	Three Months Ended
	March 31,
	2006	2005

Numerator:
Net income (loss)	$(74)	$22

Denominators:
Weighted average number of outstanding shares (basic)	74.01	73.99
Effect of dilutive shares	—	.22

Adjusted number of outstanding shares (diluted)	74.01	74.21

Earnings (loss) per share:
Net income (loss) per share — basic	$(1.00)	$0.30

Net income (loss) per share — diluted	$(1.00)	$0.30

We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (dilutive shares). Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options and Director Deferred Share Units (DDSUs).

Options to purchase an aggregate of 2,686,600 of our common shares were held by our employees as of March 31, 2006. For the three months ended March 31, 2006, 741,999 of these options are dilutive, at an average exercise price of $17.78. These dilutive stock options are equivalent to 63,803 of our common shares for the three months ended March 31, 2006. Additionally, there were 72,885 DDSUs that were considered dilutive shares for the three months ended March 31, 2006 (see Note 10 — Stock Based Compensation). Of the 72,885 DDSUs, 15,578 were granted on April 1, 2006 for the period ended March 31, 2006. Anti-dilutive options of 1,944,601 were held by our employees as of March 31, 2006. The dilutive shares described above were not included in our calculation of diluted loss per share as they would be anti-dilutive.

Options to purchase an aggregate of 2,723,914 of our common shares were held by our employees as of March 31, 2005. Of these, 1,382,771 options to purchase common shares at an average exercise price of $19.41 per share were dilutive for the period presented. These dilutive stock options are equivalent to 201,033 Novelis common shares. Additionally, there are 14,025 DDSUs that were granted on April 1, 2005 for the period ended March 31, 2005 and included as dilutive shares. Anti-dilutive Novelis options of 1,341,143 were held by our employees as of March 31, 2005.

17.	Commitments and Contingencies

Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan represented 41% of our total combined prime and sheet ingot purchases for both of the three month periods ended March 31, 2006 and 2005.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Legal Proceedings

Reynolds Boat Case.  As previously disclosed, we and Alcan Inc. were defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB. Plaintiffs were Reynolds Metals Company, Alcoa, Inc. and National Union Fire Insurance Company of Pittsburgh PA. The case was tried before a jury beginning on May 1, 2006 under warranty theories, based on allegations that from 1998 to 2001 we and Alcan sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. The jury reached a verdict on May 22, 2006 against us and Alcan for approximately $60 million, and the court later awarded Reynolds and Alcoa approximately $16 million in prejudgment interest and court costs.

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with, and under further review by, certain of our insurance carriers, who have six months to complete their review. We have agreed to post a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005, we recognized a liability included in Accrued expenses and other current liabilities of $71 million, the full amount of the settlement, with a corresponding charge to earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets of $31 million with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we have only recognized an insurance receivable to the extent that coverage is not in dispute. We recognized the net loss of $40 million during the fourth quarter of 2005.

As of March 31, 2006, no changes were made to the receivable or liabilities balances that were established as of December 31, 2005, and there were no additional charges or recoveries included in our results of operations for the three months ended March 31, 2006.

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

In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is in the range of $12 million to $26 million. Based upon the report and other factors, we accrued $19 million as our estimated cost. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and we believe that our estimate of $19 million is reasonable, and that the remediation plan will be approved for implementation in 2007.

Indirect Guarantees of the Indebtedness of Others

We have issued indirect guarantees of the indebtedness of others and we recognize a liability for the fair value of obligations assumed under such guarantees. Currently, we only issue indirect guarantees for the indebtedness of others. The guarantees may cover the following entities:

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

Since we consolidate wholly-owned subsidiaries and variable interest entities in our financial statements, all liabilities associated with trade payables for these entities are already included in our condensed consolidated balance sheets.

The following table discloses our obligations under indirect guarantees of indebtedness as of March 31, 2006 (in millions).

	Maximum Potential	Liability Carrying	Assets Held for
Type of Entity	Future Payment	Value	Collateral

Wholly-Owned Subsidiaries	$21	$9	$—
Aluminium Norf GmbH	12	—	—

18.	Segment, Geographical Area and Major Customer Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments. The operating segments are Novelis North America (NNA), Novelis Europe (NE), Novelis Asia (NA) and Novelis South America (NSA).

We measure the profitability and financial performance of our operating segments based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) unrealized gains and losses due to changes in the fair market value of derivative instruments; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Income from non-consolidated affiliates to income as determined on the equity method of accounting (proportional share to equity accounting adjustments); (g) restructuring (charges) recoveries — net; (h) gains or losses on disposals of fixed assets and businesses; (i) corporate selling, general and administrative expenses: (j) gains and losses on corporate derivative instruments and exchange items; (k) litigation settlement — net of insurance recoveries; (l) gains on the monetization of cross-currency interest rate swaps; (m) provision for taxes on income; and (n) cumulative effect of accounting change — net of tax.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair market value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In our condensed consolidated and combined statements of income (loss), changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other Income — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes, we only include the impact of the derivative gains or losses in a particular period to the extent they are settled in cash in that period.

Selected Segment Financial Information

The following tables present selected segment financial information as of and for the three months ended March 31, 2006 and 2005 (in millions).

					Proportional
					Share to
	Novelis			Novelis	Equity
As of and for the Three	North	Novelis	Novelis	South	Accounting	Corporate
Months Ended March 31, 2006	America	Europe	Asia	America	Adjustments	and Other	Total

Net sales (to third parties)	$895	$826	$394	$209	$(5)	$—	$2,319
Intersegment sales	—	—	3	7	—	(10)	—
Regional Income	58	57	25	41	—	—	181
Depreciation and amortization	18	23	14	11	(9)	1	58
Capital expenditures	8	9	1	4	(3)	2	21
Total assets	1,600	2,296	1,038	798	(87)	98	5,743

					Proportional
					Share to
	Novelis			Novelis	Equity
As of and for the Three	North	Novelis	Novelis	South	Accounting	Corporate
Months Ended March 31, 2005	America	Europe	Asia	America	Adjustments	and Other	Total

Net sales (to third parties)	$823	$806	$338	$148	$(3)	$—	$2,112
Intersegment sales	1	19	3	16	—	(39)	—
Regional Income	52	54	30	38	—	—	174
Depreciation and amortization	18	26	13	11	(9)	—	59
Capital expenditures	8	7	3	3	1	3	25
Total assets	1,438	2,440	986	767	(84)	54	5,601

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table presents the reconciliations from Total Regional Income to Net income (loss) for the three months ended March 31, 2006 and 2005 (in millions).

Segment Reconciliation from Total Regional Income to Net income (loss)

	Three Months Ended
	March 31,
	2006	2005

Total Regional Income	$181	$174
Interest expense and amortization of debt issuance costs	(51)	(56)
Unrealized gains due to changes in the fair market value of derivative instruments	1	19
Depreciation and amortization	(58)	(59)
Minority interests’ share	—	(5)
Adjustment to eliminate proportional consolidation (A)	(8)	(10)
Restructuring (charges) recoveries — net	(1)	2
Gains (losses) on disposals of fixed assets and businesses — net	(14)	1
Corporate selling, general and administrative expenses (B)	(26)	(16)
Gains on corporate derivative instruments and exchange items (B)	4	2
Provision for taxes on income	(102)	(30)

Net income (loss)	$(74)	$22

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income, the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our consolidated and combined statements of income. See Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions to our condensed consolidated and combined financial statements for further information about these non-consolidated affiliates.

(B)	These items are managed by our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters.

Information about Major Customers

All of our operating segments had net sales to Rexam Plc (Rexam), our largest customer and our only customer accounting for more than 10% of our total net sales. Net sales to Rexam (in millions) and the related percentages of our total net sales for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005

Net sales to Rexam (in millions)	$332	$252

Percentage of total net sales	14.3%	11.9%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

19.	Supplemental Guarantor Information

In connection with the issuance of our Senior Notes, certain of our wholly-owned subsidiaries provided guarantees of the Senior Notes. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) comprise the majority of our businesses in Canada, the United States, the United Kingdom, Brazil and Switzerland, as well as certain businesses in Germany. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Senior Notes.

The following information presents condensed consolidating and combined statements of income for the three months ended March 31, 2006 and 2005, condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005, and condensed consolidating and combined statements of cash flows for the three months ended March 31, 2006 and 2005 of the Parent, the Guarantors, and the Non-Guarantors. Investments include investments in non-consolidated affiliates as well as investments in net assets of divisions included in the Parent and have been presented using the equity method of accounting.

Novelis Inc.

Condensed Consolidating Statement of Income (Loss)
(in millions)

	Three Months Ended March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$370	$1,960	$673	$(684)	$2,319

Cost of goods sold (exclusive of depreciation and amortization shown below)	355	1,822	635	(677)	2,135
Selling, general and administrative expenses	13	63	16	—	92
Depreciation and amortization	4	38	16	—	58
Research and development expenses	6	3	—	—	9
Restructuring charges (recoveries) — net	—	—	1	—	1
Interest expense and amortization of debt issuance costs — net	11	32	5	—	48
Equity in net (income) loss of affiliates	31	(3)	—	(31)	(3)
Other (income) expense — net	17	(68)	2	—	(49)

	437	1,887	675	(708)	2,291

Income (loss) before provision (benefit) for taxes on income and minority interests’ share	(67)	73	(2)	24	28
Provision (benefit) for taxes on income	7	70	25	—	102

Income (loss) before minority interests’ share	(74)	3	(27)	24	(74)
Minority interests’ share	—	—	—	—	—

Net income (loss)	$(74)	$3	$(27)	$24	$(74)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating and Combining Statement of Income
(in millions)

	Three Months Ended March 31, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined

Net sales	$315	$1,743	$628	$(574)	$2,112

Cost of goods sold (exclusive of depreciation and amortization shown below)	309	1,571	578	(574)	1,884
Selling, general and administrative expenses	17	54	17	—	88
Depreciation and amortization	3	40	16	—	59
Research and development expenses	4	4	—	—	8
Restructuring charges (recoveries) — net	—	(2)	—	—	(2)
Interest expense and amortization of debt issuance costs — net	24	25	5	—	54
Equity in net income of affiliates	(56)	(2)	—	56	(2)
Other (income) expense — net	(5)	(32)	3	—	(34)

	296	1,658	619	(518)	2,055

Income before provision (benefit) for taxes on income and minority interests’ share	19	85	9	(56)	57
Provision (benefit) for taxes on income	(3)	31	2	—	30

Income before minority interests’ share	22	54	7	(56)	27
Minority interests’ share	—	—	(5)	—	(5)

Net income	$22	$54	$2	$(56)	$22

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(in millions)

	As of March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$29	$55	$40	$—	$124
Accounts receivable
— third parties	64	767	359	—	1,190
— related parties	423	310	35	(737)	31
Inventories	56	876	343	(7)	1,268
Prepaid expenses and other current assets	3	69	9	—	81
Current portion of fair value of derivative instruments	—	192	7	—	199
Deferred income tax assets	—	1	4	—	5

Total current assets	575	2,270	797	(744)	2,898
Property and equipment — net	120	1,280	752	—	2,152
Goodwill	—	25	192	—	217
Intangible assets — net	—	17	3	—	20
Investments in and advances to affiliates	622	148	—	(622)	148
Fair value of derivative instruments — net of current portion	—	86	—	—	86
Deferred income tax assets	15	6	1	—	22
Other long-term assets	1,128	174	142	(1,244)	200

Total assets	$2,460	$4,006	$1,887	$(2,610)	$5,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$3	$1	$—	$4
Short-term borrowings
— third parties	—	29	3	—	32
— related parties	49	397	14	(460)	—
Accounts payable
— third parties	102	624	432	—	1,158
— related parties	78	177	62	(277)	40
Accrued expenses and other current liabilities	74	454	119	—	647
Deferred income tax liabilities	—	27	3	—	30

Total current liabilities	303	1,711	634	(737)	1,911
Long-term debt — net of current portion
— third parties	1,712	589	190	—	2,491
— related parties	—	1,020	224	(1,244)	—
Deferred income tax liabilities	18	231	19	—	268
Accrued post-retirement benefits	9	223	86	—	318
Other long-term liabilities	35	171	16	—	222

	2,077	3,945	1,169	(1,981)	5,210

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	150	—	150

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	426	—	—	—	426
Retained earnings	11	—	—	—	11
Accumulated other comprehensive income (loss)	(54)	154	(5)	(149)	(54)
Owner’s net investment	—	(93)	573	(480)	—

Total shareholders’ equity	383	61	568	(629)	383

Total liabilities and shareholders’ equity	$2,460	$4,006	$1,887	$(2,610)	$5,743

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(in millions)

	As of December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$2	$34	$64	$—	$100
Accounts receivable
— third parties	67	689	342	—	1,098
— related parties	381	318	22	(688)	33
Inventories	49	769	310	—	1,128
Prepaid expenses and other current assets	2	55	9	—	66
Current portion of fair value of derivative instruments	—	186	8	—	194
Deferred income tax assets	—	—	8	—	8

Total current assets	501	2,051	763	(688)	2,627
Property and equipment — net	121	1,297	742	—	2,160
Goodwill	—	25	186	—	211
Intangible assets — net	—	18	3	—	21
Investments in and advances to affiliates	729	144	—	(729)	144
Fair value of derivative instruments — net of current portion	—	90	—	—	90
Deferred income tax assets	8	5	8	—	21
Other long-term assets	1,129	173	143	(1,243)	202

Total assets	$2,488	$3,803	$1,845	$(2,660)	$5,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$2	$1	$—	$3
Short-term borrowings
— third parties	—	23	4	—	27
— related parties	45	409	17	(471)	—
Accounts payable
— third parties	76	442	348	—	866
— related parties	62	152	41	(217)	38
Accrued expenses and other current liabilities	105	411	125	—	641
Deferred income tax liabilities	—	26	—	—	26

Total current liabilities	288	1,465	536	(688)	1,601
Long-term debt — net of current portion
— third parties	1,742	640	218	—	2,600
— related parties	—	1,017	226	(1,243)	—
Deferred income tax liabilities	—	176	10	—	186
Accrued post-retirement benefits	9	213	83	—	305
Other long-term liabilities	16	163	13	—	192

	2,055	3,674	1,086	(1,931)	4,884

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	159	—	159

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	425	—	—	—	425
Retained earnings	92	—	—	—	92
Accumulated other comprehensive income (loss)	(84)	131	(21)	(110)	(84)
Owner’s net investment	—	(2)	621	(619)	—

Total shareholders’ equity	433	129	600	(729)	433

Total liabilities and shareholders’ equity	$2,488	$3,803	$1,845	$(2,660)	$5,476

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(in millions)

	Three Months Ended March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by operating activities	$14	$145	$48	$(112)	$95

INVESTING ACTIVITIES
Capital expenditures	(3)	(13)	(5)	—	(21)
Disposal of business — net	(7)	—	—	—	(7)
Proceeds from sales of assets	—	2	—	—	2
Proceeds from loans receivable — net	60	7	—	(60)	7
Changes in investment in and advances to non-consolidated affiliates — net	—	2	—	—	2
Net proceeds from settlement of derivative instruments	—	77	(6)	—	71

Net cash provided by (used in) investing activities	50	75	(11)	(60)	54

FINANCING ACTIVITIES
Principal repayments
— third parties	(29)	(51)	(32)	—	(112)
— related parties	—	(60)	—	60	—
Short-term borrowings — net
— third parties	—	6	—	—	6
— related parties	—	3	(3)	—	—
Dividends — preference shares	—	(12)	—	12	—
Dividends — common shareholders	(7)	(85)	(15)	100	(7)
Dividends — minority interests	—	—	(13)	—	(13)
Debt issuance costs	(1)	—	—	—	(1)

Net cash used in financing activities	(37)	(199)	(63)	172	(127)

Net increase (decrease) in cash and cash equivalents	27	21	(26)	—	22
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	2	—	2
Cash and cash equivalents — beginning of period	2	34	64	—	100

Cash and cash equivalents — end of period	$29	$55	$40	$—	$124

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating and Combined Statement of Cash Flows
(in millions)

	Three Months Ended March 31, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$46	$107	$(24)	$(19)	$110

INVESTING ACTIVITIES
Capital expenditures	(4)	(14)	(7)	—	(25)
Proceeds from sales of assets	1	—	—	—	1
Proceeds from (advances on) loans receivable — net
— third parties	—	4	15	—	19
— related parties	(990)	(72)	(119)	1,541	360
Share repurchase — intercompany	400	—	—	(400)	—
Premiums paid to purchase derivative instruments	—	(10)	—	—	(10)
Net proceeds from settlement of derivative instruments	—	17	2	—	19

Net cash provided by (used in) investing activities	(593)	(75)	(109)	1,141	364

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	1,875	825	50	—	2,750
— related parties	—	1,288	253	(1,541)	—
Principal repayments	(1,243)	(1,385)	(91)	—	(2,719)
Short-term borrowings — net
— third parties	2	(55)	(96)	—	(149)
— related parties	(126)	(186)	10	—	(302)
Share repurchase — intercompany	—	(400)	—	400	—
Issuance of preference shares	—	—	32	(32)	—
Dividends — common shareholders	(7)	(44)	(7)	51	(7)
Dividends — minority interests	—	—	(6)	—	(6)
Net receipts from (payments to) Alcan	100	(21)	—	—	79
Debt issuance costs	(49)	(22)	—	—	(71)

Net cash provided by (used in) financing activities	552	—	145	(1,122)	(425)

Net increase in cash and cash equivalents	5	32	12	—	49
Effect of exchange rate changes on cash balances held in foreign currencies	—	(1)	—	—	(1)
Cash and cash equivalents — beginning of period	—	12	19	—	31

Cash and cash equivalents — end of period	$5	$43	$31	$—	$79

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

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

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to Alcan refer to Alcan, Inc.

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the construction and industrial, beverage and food cans, foil products and transportation markets. As of March 31, 2006, we had operations on four continents: North America; South America; Asia and Europe, through 34 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated products in all of these geographic regions.

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the first quarter of 2006 are presented briefly below. Each is discussed in further detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

•	We had net sales of $2.3 billion and a net loss of $74 million, or $(1.00) per share for our quarter ended March 31, 2006, compared to net sales of $2.1 billion and net income of $22 million, or $0.30 per share for the first quarter of 2005.

•	Total rolled product shipments increased from 713 kilotonnes (kt) in the first quarter of 2005 to 741 kt in the first quarter of 2006, while ingot products shipments declined from 57 kt to 41 kt in those same periods.

•	London Metal Exchange (LME) pricing for aluminum (metal) was an average of 27% higher during the first quarter of 2006 than during the same period for 2005. This trend continued through the first six months of 2006, during which time LME aluminum pricing was an average of 39% higher than during the same period for 2005.

•	Net sales for the first quarter of 2006 increased 10% compared to 2005 due mainly to the rise in LME prices. However, the benefit of higher LME prices on our net sales was limited by metal price ceilings in sales contracts representing approximately 20% of our business. During the first quarter of 2006, we were unable to pass through approximately $95 million of metal price increases associated with sales under these contracts. The metal price ceilings are discussed in more detail below.

•	Through strong operating cash flows, we reduced our total debt by $103 million during the first quarter of 2006, which was in excess of our required principal payment obligations.

•	During the first and second quarters of 2006, we incurred expenses of approximately $10 million and $13 million, respectively, associated with the restatement of our first and second quarters of 2005 (re-filed on May 16, 2006), our review process and as a result of our delayed filings. In addition, we had previously incurred approximately $7 million during the fourth quarter of 2005 for a total of $30 million in expenses through June 30, 2006, and we expect to continue to incur these expenses until we are current with our filings with the United States Securities and Exchange Commission (SEC). The restatement and review process and delayed filings are discussed in more detail below.

•	During the first quarter of 2006, we recognized pre-tax income of $54 million related to changes in fair value of derivative instruments. These derivative instruments and the related accounting are discussed in more detail below.

•	We recognized $102 million of tax expense during the first quarter of 2006 for an effective tax rate of 408%. Our effective tax rate is greater than the Canadian statutory rate of 33% due to (1) a $33 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (2) $13 million of exchange translation and remeasurement items, and (3) a $44 million difference between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions. Of the $102 million of tax expense during the first quarter, approximately $10 million is current tax expense. Cash taxes paid during the first quarter of 2006 were $12 million.

We estimate that we will incur a net loss for the year, and this is described in more detail in our Business Outlook below. Based on our estimated pre-tax loss for the year, we expect income tax expense to decline by year-end.

METAL PRICE CEILINGS

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass through aluminum price based on the LME plus local market premiums and (ii) a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product.

Sales contracts representing approximately 20% of our estimated net sales for 2006 provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. During the first and second quarters of 2006, we were unable to pass through approximately $95 million and $140 million, respectively, of metal price increases associated with sales under these contracts.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these strategies have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. These two strategies are referred to as our internal hedges. While we believe that our primary aluminum production continues to provide the expected benefits during this sustained period of high LME prices, the recycling operations are providing less internal hedge benefit than we expected. LME metal prices and other market issues have resulted in higher than expected prices of UBCs, thus compressing the internal hedge benefit we receive from this strategy.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options and/or fixed forward derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September of 2006, we began purchasing fixed forward derivative instruments to hedge our exposure to further price increases in 2007.

For accounting purposes, we do not treat all derivative instruments as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in fair market value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further earnings volatility as a result.

At current prices, we have not fully covered our exposure relative to the metal price ceilings with the three hedging strategies described above. This is primarily a result of (i) not being able to purchase affordable call options or fixed forward derivatives with strike prices that directly coincide with the metal price ceilings and (ii) our recycling operations are providing less internal hedge than we previously expected, as the spread between UBC prices and LME prices has not increased at the levels we projected internally. We expect incremental improvement in 2007 over 2006, however, as we expect our total net sales under contracts with price ceilings to decrease to approximately 10%.

METAL PRICE LAG

On certain contracts we experience timing differences on the pass through of changing aluminum prices based on the difference in the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, in periods of rising prices we benefit from this timing difference, while the opposite is true in periods of declining prices. We refer to this timing difference as metal price lag, and as a result of rising prices during the first quarter of 2006, we realized a pre-tax benefit of $53 million.

RESTATEMENT AND REVIEW

We restated our condensed consolidated and combined financial statements for our quarters ended March 31, 2005 and June 30, 2005. The restatement and review process included an extensive review of the contingencies, reserves and adjustments made to create the Company’s opening balance sheet as of January 6, 2005.

During the first and second quarters of 2006, we incurred expenses of approximately $10 million and $13 million, respectively, associated with the restatement and review process and as a result of our delayed filings. We had previously incurred approximately $7 million during the fourth quarter of 2005 for a total of $30 million in expenses through June 30, 2006. These expenses include professional fees, audit fees, credit waiver and consent fees, and additional special interest on our $1.4 billion 7.25% senior unsecured debt securities due 2015 (Senior Notes), which we will continue to incur until, among other things, we are current with our SEC filings and complete our registered exchange offer for our Senior Notes.

LATE FILINGS

As a result of the restatement and review process, certain filings were delayed, including this quarterly report on Form 10-Q and our quarterly report on Form 10-Q for the period ended June 30, 2006.

Because of the receipt of a notice of default from the trustee for the holders of our Senior Notes relating to our failure to timely file our quarterly reports on Form 10-Q for the period ended June 30, 2006 and similar requirements in waivers and related covenants under our senior secured credit facility, we must file our Form 10-Q for the second quarter of 2006 by October 22, 2006 to avoid an event of default under our Senior Notes and senior secured credit facility. We believe it is probable that will file our Form 10-Q for the second quarter of 2006 by October 22, 2006.

BUSINESS OUTLOOK

We participate in markets with relative stability, which provides us with a firm foundation for the utilization of our assets around the world. While unprecedented high metal and energy prices and metal price ceilings in certain North American contracts will impact our earnings and cash flows, we made considerable progress in paying down our debt in 2005, and we expect to continue to do so in 2006. We currently expect to pay down approximately $150 million to $200 million of debt in 2006.

While we continue to generate positive cash flow and pay down debt, we expect to incur a net loss for the year ending December 31, 2006, due primarily to:

•	the effects of unfavorable movements in metal prices and foreign currency exchange rates beyond our ability to mitigate such exposures;

•	changes in the fair market value of our derivatives; and

•	the substantial expenses we incurred and will continue to incur in connection with our restatement and remediation efforts (as described in Item 4. Controls and Procedures), including substantial waiver and consent fees paid to certain of our lenders as well as additional special interest on our Senior Notes.

We expect to see incremental improvement in 2007 as a result of our metal price ceiling exposure decreasing to approximately 10% of our total net sales. In addition, we expect that future corporate costs will be lower as we reduce our reliance on third-party consultants and eliminate certain non-recurring costs incurred in connection with the restatement and review process. Finally, we are working aggressively to become current with our SEC filings and improve our financial reporting processes and controls which should yield further savings as we make permanent investments in financial accounting personnel and reporting systems.

INTERNAL CONTROLS

The financial restatement and review we commenced in fiscal 2005 and continued into fiscal 2006 identified the need for substantial improvement in our financial accounting and control personnel, processes and reporting. We previously reported and continue to report that we have material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of the end of fiscal 2005 and the first quarter of 2006. We are working to remediate these weaknesses to enable us to timely and accurately prepare and file our reports with the SEC. We expect to implement significant process improvements and add substantially to our permanent financial and accounting staff throughout the coming quarters. See Item 4 — Controls and Procedures.

SPIN-OFF FROM ALCAN

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

OPERATIONS AND SEGMENT REVIEW

The following discussion and analysis is based on our condensed consolidated and combined statements of income (loss), which reflect our results of operations for the quarters ended March 31, 2006 and 2005, as prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The following tables present our shipments, our operating results and certain other information relevant to our business for the quarters ended March 31, 2006 and 2005, as well as the percentage changes from period to period.

	First Quarter		Percent
	2006	2005	Change

Shipments — in kilotonnes (A)
Rolled products, including tolling (the conversion of customer-owned metal)	741	713	4%
Ingot products, including primary and secondary ingot and recyclable aluminum (B)	41	57	(28%)

Total shipments	782	770	2%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Ingot products shipments include primary ingot in Brazil, foundry products sold in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum sales made for logistical purposes.

	First Quarter		Percent
	2006	2005	Change
	($ in millions)

Operating Results
Net sales	$2,319	$2,112	10%
Cost and expenses
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,135	1,884	13%
Selling, general and administrative expenses	92	88	5%
Depreciation and amortization	58	59	(2)%
Research and development expenses	9	8	13%
Restructuring charges (recoveries) — net	1	(2)	150%
Interest expense and amortization of debt issuance costs — net	48	54	(11)%
Equity in net income of non-consolidated affiliates	(3)	(2)	50%
Other income — net	(49)	(34)	44%

	2,291	2,055	11%

Income before provision for taxes on income and minority interests’ share	28	57	(51)%
Provision for taxes on income	102	30	240%

Income (loss) before minority interests’ share	(74)	27	(374)%
Minority interests’ share	—	(5)	(100)%

Net income (loss)	$(74)	$22	(436)%

	First Quarter		Percent
	2006	2005	Change

London Metal Exchange Prices
— Aluminum (per tonne, and presented in dollars)
Closing cash price as of March 31,	$2,513	$1,973	27%
Average cash price for the quarters ended March 31,	$2,420	$1,900	27%

			Dollar
	First Quarter		Strengthen/
	2006	2005	(Weaken)

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates for first quarter
U.S. dollar per Euro	1.207	1.310	8%
Brazilian real per U.S. dollar	2.166	2.621	(17)%
South Korean won (000’s) per U.S. dollar	967	1,014	(5)%
Canadian dollar per U.S. dollar	1.150	1.226	(6)%

	First Quarter		Percent
	2006	2005	Change

New York Mercantile Exchange — Energy Quotations
Light Sweet Crude
Average settlement price (per barrel)	$62.48	$44.56	40%
Natural Gas
Average Henry Hub contract settlement price (per MMBTU) (A)	$8.97	$6.27	43%

(A)	An MMBTU is the equivalent of one decatherm, or one million BTUs (British Thermal Units).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED MARCH 31, 2005

Shipments

We had increased shipments of rolled products in the first quarter of 2006 compared to 2005 in all four of our operating regions. The largest increase was in Europe, up 13 kt, driven by continued strength in the can market which was up 7 kt, and smaller increases in all other product groups, except our foil business which continues to lose volume. We also experienced increased shipments in the can market in North America totaling 12 kt. Foil shipments at Novelis North America increased by 3 kt as we increased our market share. These factors more than offset the effect of lower shipments to our distributors of 11 kt in 2006 compared to 2005, as our distributors had been increasing inventory levels during the first quarter of 2005, but not in 2006. In South America, can shipments increased by 4 kt. This increase in can volume offset lower shipments of industrial products to export markets.

Ingot products shipments were 28% lower in the first quarter of 2006 compared to 2005. Most of the decrease was driven by lower volume from our Borgofranco casting alloys business in our European operating region, which we closed in the first quarter of 2006.

Net sales

Higher net sales in the first quarter of 2006 compared to 2005 resulted primarily from the increase in LME metal prices, which were 27% higher on average during the first quarter of 2006 compared to the comparable 2005 quarter. Metal represents approximately 60% — 70% of the sales value of our products. Net sales was adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $95 million of metal price increases.

Costs and expenses

The following table presents our costs and expenses for the quarters ended March 31, 2006 and 2005, in dollars and expressed as percentages of net sales.

	First Quarter
	2006		2005
		% of		% of
	$ in millions	Net Sales	$ in millions	Net Sales

Cost of goods sold (exclusive of depreciation and amortization shown below)	$2,135	92.1%	$1,884	89.2%
Selling, general and administrative expenses	92	4.0%	88	4.2%
Depreciation and amortization	58	2.5%	59	2.7%
Research and development expenses	9	0.4%	8	0.4%
Restructuring charges (recoveries) — net	1	—	(2)	(0.1)%
Interest expense and amortization of debt issuance costs — net	48	2.0%	54	2.6%
Equity in net income of non-consolidated affiliates	(3)	(0.1)%	(2)	(0.1)%
Other income — net	(49)	(2.1)%	(34)	(1.6)%

	$2,291	98.8%	$2,055	97.3%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in dollar terms is primarily due to the impact of higher LME prices. As a percentage of sales, cost of goods sold was adversely impacted due to price ceilings on certain can contracts, which limited our ability to pass through approximately $95 million of metal price increases. Further, we experienced adverse impacts from higher energy and transportation costs in all regions and unfavorable exchange rate impacts, most notably in South America.

Selling, general and administrative expenses (SG&A).  Included in SG&A for 2005 are Novelis start-up costs of approximately $4 million, which do not recur in 2006, and in 2006, we incurred approximately $10 million of incremental costs in connection with the restatement and review process. This increase was partially offset by lower SG&A in Europe, resulting mainly from our closure of two administration centers in 2005 and lower office rental costs following the relocation of our European head office.

Interest expense and amortization of debt issuance costs — net.  In 2005, we expensed $11 million in debt issuance fees on undrawn credit facilities, used to back up the Alcan notes we received in January 2005 as part of the spin-off. Excluding the debt issuance fees, interest expense increased quarter over quarter primarily as a result of (1) penalty interest we incurred during the first quarter of 2006 due to the late filing of our financial statements and (2) higher interest rates on our remaining variable rate debt.

Other income — net.  The reconciliation of the difference between the quarters is shown below (in millions):

Other
Income — Net

Other income — net for the quarter ended March 31, 2005	$(34)

Elements comprising the difference in Other income — net:
Gains of $54 million on the change in fair market value of derivatives in 2006, compared to $24 million in 2005	(30)
Loss on disposal of business in 2006 of $15 million	15
Exchange gains of $5 million in 2006 compared to gains of $12 million in 2005	7
Other — net	(7)

Total elements comprising the difference in Other income — net	(15)

Other income — net for the quarter ended March 31, 2006	$(49)

Provision for Taxes on Income

Our provision for taxes on income of $102 million represented an effective tax rate of 408% for the first quarter of 2006 compared to a provision for taxes on income of $30 million and an effective tax rate of 55% for the first quarter of 2005. Our effective tax rate for the first quarter of 2006 is greater than the Canadian statutory rate of 33% due to (1) a $33 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (2) $13 million of exchange translation and remeasurement items, and (3) a $44 million difference between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions. In the first quarter of 2005, an $11 million benefit from foreign exchange translation items was offset by an $11 million increase in valuation allowances. As these items offset each other, the primary reasons why our effective tax rate in the first quarter of 2005 is greater than the Canadian statutory rate of 33% is due to expenses with no income tax effect and withholding taxes in connection with the spin-off. Cash taxes paid during the first quarter of 2006 and 2005 were $12 million and $4 million, respectively.

Net Income

We reported a net loss of $74 million for the quarter ended March 31, 2006, or $(1.00) per share, compared to net income of $22 million and earnings per share of $0.30 for the quarter ended March 31, 2005. Net income for the quarter ended March 31, 2005 included our consolidated net income of $51 million for the period from January 6, 2005 (the effective date of the spin-off) to March 31, 2005, and a combined loss of $29 million on the mark-to-market of derivatives, primarily with Alcan, for the period from January 1 to January 5, 2005, prior to the spin-off.

OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED MARCH 31, 2005

Regional Income

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

We measure the profitability and financial performance of our operating segments based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) unrealized gains and losses due to changes in the fair market value of derivative instruments; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting (proportional share to equity accounting adjustments); (g) restructuring (charges) recoveries — net; (h) gains or losses on disposals of fixed assets and businesses; (i) corporate selling, general and administrative expenses: (j) gains and losses on corporate derivative instruments and exchange items; (k) litigation settlement — net of insurance recoveries; (l) gains on the monetization of cross-currency interest rate swaps; (m) provision for taxes on income; and (n) cumulative effect of accounting change — net of tax.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair market value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In our condensed consolidated and combined statements of income (loss), changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other Income — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes, we only include the impact of the derivative gains or losses in a particular period to the extent they are settled in cash in that period.

Reconciliation

The following table presents Regional Income by operating segment and reconciles Total Regional Income to Net income (loss) (in millions).

	First Quarter
	2006	2005

Regional Income
Novelis North America	$58	$52
Novelis Europe	57	54
Novelis Asia	25	30
Novelis South America	41	38

Total Regional Income	181	174
Interest expense and amortization of debt issuance costs	(51)	(56)
Unrealized gains due to changes in the fair market value of derivative instruments	1	19
Depreciation and amortization	(58)	(59)
Minority interests’ share	—	(5)
Adjustment to eliminate proportional consolidation (A)	(8)	(10)
Restructuring (charges) recoveries — net	(1)	2
Gains (losses) on disposals of fixed assets and businesses	(14)	1
Corporate selling, general and administrative expenses (B)	(26)	(16)
Gains on corporate derivative instruments and exchange items (B)	4	2
Provision for taxes on income	(102)	(30)

Net income (loss)	$(74)	$22

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income (loss), the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our consolidated and combined statements of income (loss). See Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions to our condensed consolidated and combined financial statements for further information about these non-consolidated affiliates.

(B)	These items are managed by our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters.

OPERATING SEGMENT RESULTS

Novelis North America

As of March 31, 2006, Novelis North America manufactures aluminum sheet and light gauge products through 10 aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications for NNA include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for NNA for the quarters ended March 31, 2006 and 2005.

	First Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt)
Rolled products	289	284	1.8%
Ingot products	17	19	(10.5)%

Total shipments	306	303	1.0%

Net sales	$895	$823	8.7%
Regional Income	58	52	11.5%
Total assets	1,600	1,438	11.3%

Shipments

Shipments increased by 12 kt in the can market in the first quarter of 2006 and foil shipments increased by 3 kt as we increased our market share. These factors more than offset the effect of lower shipments to our distributors of 11 kt in 2006 compared to 2005, as our distributors had been increasing inventory levels during the first quarter of 2005, but not in 2006.

Net sales

NNA net sales increases in the first quarter of 2006 compared to 2005 were driven primarily by metal prices, which were 27% higher on average in the first quarter of 2006 compared to 2005. Increases in metal prices are largely passed through to customers. However, the pass through of metal price increases to our customers was limited in cases where metal price ceilings were exceeded. This factor unfavorably impacted NNA net sales in the first quarters of 2006 and 2005 by approximately $95 million and $25 million, respectively, resulting in a quarter over quarter unfavorable impact of $70 million.

Regional Income

The net $70 million unfavorable impact described above had a corresponding negative impact on Regional Income. This was offset by $48 million of gains from the cash settlement of call options recognized during the first quarter of 2006 and $36 million from the benefit of metal price lag in 2006. The remaining unfavorable difference in the quarter over quarter results is primarily explained by higher energy and transportation costs incurred in 2006 as compared to 2005.

Total assets

Total assets increased in 2006 over 2005 due to the increase in metal prices, which impacted both inventory value and accounts receivable.

Novelis Europe

As of March 31, 2006, Novelis Europe provided European markets with value-added sheet and light gauge products through its 14 plants, including one recycling facility. NE serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic and painted products.

The following table presents key financial and operating information for NE for the quarters ended March 31, 2006 and 2005.

	First Quarter		Percent
	2006	2005	Change
	($ in millions)

Total Shipments (kt)
Rolled products	266	253	5.1%
Ingot products	8	20	(60.0)%

Total shipments	274	273	0.4%

Net sales	$826	$806	2.5%
Regional Income	57	54	5.6%
Total assets	2,296	2,440	(5.9)%

Shipments

Increases in can shipments of 7 kt, combined with increases of 2 kt in both the lithographic market and platestock, were offset by lower foilstock shipments of 6 kt, and the sale of our Annecy operation in March 2006, which reduced shipments in the quarter by 3 kt, along with lower casting alloys shipments of 5 kt. The decrease in casting alloys shipments in the first quarter of 2006 is due to the ramp down in production as we moved towards the cessation of production at the end of the first quarter. The aluminum beverage can market continues to grow by approximately 5% annually in Europe, which is attributable, in part, to growth in new aluminum lines in Eastern Europe and line conversions from steel to aluminum in Western Europe. Additionally, the enactment of European Union (E.U.) packaging waste legislation, under which 50% of all one-way beverage containers must be recycled by 2007, supports the usage of aluminum cans over other beverage packages.

Net sales

The 27% increase in average LME metal price was offset by an increase in the amount of tolling business we undertook in the first quarter of 2006. Further, the weakening of the Euro, which was down 8% on average in the first quarter of 2006 compared to 2005, had the effect of reducing net sales when converted into U.S. dollars.

Regional Income

Regional Income was favorably impacted in the first quarter of 2006 by $10 million from the benefit of metal price lag as compared to 2005. This was offset by an $11 million increase in energy and transportation costs in 2006 as compared to 2005. The negative impact of unfavorable currency movement was more than offset by other operational improvements and lower selling, general and administrative costs in 2006 as compared to 2005.

Novelis Asia

As of March 31, 2006, Novelis Asia operates three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage/food can end-use applications.

The following table presents key financial and operating information for NA for the quarters ended March 31, 2006 and 2005.

	First Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt)
Rolled products	118	114	3.5%
Ingot products	10	11	(9.1)%

Total shipments	128	125	2.4%

Net sales	$394	$338	16.6%
Regional Income	25	30	(16.7)%
Total assets	1,038	986	5.3%

Shipments

NA total shipments in the first quarter of 2006 increased over 2005, which was due in a large part to increasing can stock shipments of 3 kt, driven by strong export demand.

Net sales

NA net sales for the first quarter of 2006 were higher than in 2005, as shipments of rolled products increased and we experienced higher metal prices that we largely passed through to our customers.

Regional Income

NA Regional Income for the first quarter of 2006 was lower than 2005, due primarily to higher employment, energy, and non-aluminum metal costs, combined with unfavorable currency fluctuations that reduced Regional Income in 2006.

Novelis South America

As of March 31, 2006, Novelis South America operates two rolling plant facilities in Brazil along with two smelters, an alumina refinery, a bauxite mine and power generation facilities. NSA manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage/food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating information for NSA for the quarters ended March 31, 2006 and 2005.

	First Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt)
Rolled products	68	62	9.7%
Ingot products	6	7	(14.3)%

Total shipments	74	69	7.2%

Net sales	$209	$148	41.2%
Regional Income	41	38	7.9%
Total assets	798	767	4.0%

Shipments

Total NSA first quarter 2006 shipments increased by 7% over 2005, with the main driver being the local can market growth, which was up 4 kt.

Net sales

The main drivers for the rise in net sales for the first quarter of 2006 over 2005 were the increase in LME prices, which are passed through to customers and higher shipping volume, offset by a reduction in tolling sales.

Regional Income

In the first quarter of 2006, we benefited from rising LME metal prices in two ways. First, the output from our smelters, representing approximately 85% of our raw material input cost, has no correlation with LME metal price movements. Second, we experienced metal price lags resulting from price increases. These two impacts favorably impacted Regional Income by approximately $19 million. Other impacts to Regional Income include a stronger Brazilian real, which was on average 17% higher in the first quarter of 2006 compared to 2005. This unfavorably impacted Regional Income by $21 million as the majority of sales are in U.S. dollars while local manufacturing costs are incurred in Brazilian real. In addition, NSA recognized expense of approximately $5 million in the first quarter of 2005 associated with certain labor claims, which unfavorably impacted Regional Income. We also experienced higher energy costs in the first quarter of 2006 over 2005, but these costs were largely offset by a $3 million gain from the cash settlement of derivatives.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and available capital resources are impacted by operating, financing and investing activities.

Operating Activities

Free cash flow (which is a non-GAAP measure) consists of (a) Net cash provided by operating activities; (b) less dividends and capital expenditures; (c) less premiums paid to purchase derivative instruments; and (d) net proceeds from settlement of derivative instruments. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends paid by us to our common shareholders. Management believes that free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of free cash flow. We believe the line on our condensed consolidated and combined statement of cash flows entitled “Net cash provided by operating activities” is the most directly comparable measure to free cash flow. Our method of calculating free cash flow may not be consistent with that of other companies.

The following tables show the reconciliation from Net cash provided by operating activities to Free cash flow for the quarters ended March 31, 2006 and 31, 2005, and the March 31, 2006 and December 31, 2005 balances of cash and cash equivalents (in millions).

	First Quarter
	2006	2005	Change

Net cash provided by operating activities	$95	$110	$(15)
Dividends	(7)	(7)	—
Capital expenditures	(21)	(25)	4
Premiums paid to purchase derivative instruments	—	(10)	10
Net proceeds from settlement of derivative instruments	71	19	52

Free cash flow	$138	$87	$51

	March 31,	December 31,
	2006	2005	Change

Cash and cash equivalents	$124	$100	$24

Net cash provided by operating activities was $95 million for the first quarter of 2006, $15 million less than the $110 million provided in 2005. For a discussion of the factors in our operating results that impact Net cash provided by operating activities, including other non-cash items, refer to the discussion in “Operating Segment Review for the Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005.”

Changes in assets and liabilities contributed $67 million to Net cash provided by operating activities for the first quarter of 2006, which was $9 million less than 2005, when changes in assets and liabilities contributed net cash of $76 million. Included within the $67 million in changes in assets and liabilities for 2006 were positive net cash flows of $286 million from a net increase in trade payables and other current liabilities, partially offset by negative net cash flows of $228 million from a net increase in accounts receivable and inventories. All other changes in assets and liabilities provided positive net cash flows of $9 million.

Free cash flow was $138 million for the first quarter of 2006, $51 million more than 2005, directly attributable to the increase in proceeds from the settlement of derivative instruments of $52 million from the first quarter of 2006 compared to 2005.

Financing Activities

In the first quarter of 2006, we reduced our debt by $103 million, paying down $80 million on our Floating rate Term Loan B and paying off in full our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008.

We have not finalized our financial results for the second quarter of 2006. Accordingly, the calculation of our borrowing availability as of June 30, 2006 is not available, but based on currently available information, we believe our availability will be less than the approximately $469 million available as of March 31, 2006. However, we believe the lower availability under our senior secured credit facility will still be sufficient to satisfy our working capital requirements throughout the remainder of the 2006 fiscal year. To date, we have paid fees related to the five waiver and consent agreements of approximately $6 million, of which $2 million has been incurred as of March 31, 2006, including $1 million which was incurred during the first quarter ended March 31, 2006. These fees are being amortized over the remaining life of the debt.

The credit agreement relating to the senior secured credit facilities includes customary affirmative and negative covenants, as well as financial covenants. As of March 31, 2006, the maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios were 5 to 1; 3 to 1; and 1.25 to 1, respectively. As of March 31, 2006, we were in compliance with all the financial covenants in our senior secured credit facilities. However, as described below, we obtained waivers from our lenders related to our inability to timely file our SEC reports. In addition, future operating results substantially below our business plan or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with our financial covenants. If we do not comply with these covenants and are unable to obtain waiver from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders and could cause a cross-default under our other indebtedness. In particular, we expect it will be necessary to amend the financial covenants related to our interest coverage and leverage ratios in order to align them with our current business outlook for the remainder of the 2006 fiscal year. In addition, if we incur additional debt in the future, we may be subject to additional covenants, which may be more restrictive than those that we are subject to currently.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfer of assets, certain consolidations or mergers and certain transactions with affiliates. As discussed below under the caption “Impact of Late SEC Filings on our Debt Agreements,” we have received notices of default under the indenture related to our failure to timely file certain SEC reports.

As of March 31, 2006, we had entered into interest rate swaps to fix the 3-month London Interbank Offered Rate (LIBOR) interest rate on a total of $200 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.8% on $100 million through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in senior secured credit facilities, in addition to these interest rates. As of March 31, 2006, our fixed-to-variable rate debt ratio was 2.85 to 1.

In the first quarter of 2006, we repaid our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008. We were in compliance with all debt covenants related to the Korean bank loans as of March 31, 2006. In May 2006, a portion of the $50 million (KRW 51 billion) 5.30% fixed rate loan was refinanced into a KRW 19 billion ($20 million) short-term floating rate loan, which was paid in June 2006. We were in compliance with all debt covenants related to our Korean bank loans as of March 31, 2006.

Standard & Poor’s Ratings Service and Moody’s Investors Services currently assign our Senior Notes a rating of B and B2, respectively. Moody’s Investors Services downgraded our Senior Notes from B1 to B2 in September 2006. Our credit ratings may be subject to further revision or withdrawal at any time by the credit rating agencies, and each rating should be evaluated independently of any other rating. We cannot ensure that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a credit rating agency if, in its judgment, circumstances so warrant. If the credit rating agencies downgrade our ratings, we would likely be required to pay a higher interest rate in future financings, incur increased margin deposit requirements, and our potential pool of investors and funding sources could decrease.

Investing Activities

The following table presents information regarding our Net cash provided by investing activities for the quarters ended March 31, 2006 and 2005.

	First Quarter
	2006	2005	Change
	($ in millions)

Proceeds from loans receivable — net	$7	$379	$(372)
Proceeds from settlement of derivatives, less premiums paid to purchase derivatives	71	9	62
Capital expenditures	(21)	(25)	4
Payments related to disposal of business	(7)	—	(7)
Investment in and advances to non-consolidated affiliates	2	—	2
Proceeds from sales of assets	2	1	1

Net cash provided by investing activities	$54	$364	$(310)

For the first quarter of 2005, $360 million of the proceeds from loans receivable — net represents proceeds received from Alcan related to the spin-off, to retire loans due to Novelis entities.

The majority of our capital expenditures for both the 2006 and 2005 first quarter were invested in projects devoted to product quality, technology, productivity enhancements and undertaking small projects to increase capacity.

The following table presents additional information regarding our capital expenditures, depreciation and reinvestment rate for the quarters ended March 31, 2006 and 2005. Reinvestment rate is defined as capital expenditures expressed as a percentage of depreciation and amortization expense.

	First Quarter
	2006	2005	Change
	($ in millions)

Capital expenditures	$21	$25	$(4)
Depreciation and amortization	58	59	(1)
Reinvestment rate	36%	42%

Impact of Late SEC Filings on our Debt Agreements

The restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005 (filed on May 16, 2006) and our review process resulted in delays in the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2005 (filed on May 16, 2006), our 2005 Annual Report on Form 10-K (filed on August 25, 2006) and our quarterly reports on Form 10-Q for the first two quarters of 2006.

Senior Secured Credit Facility

The terms of our $1.8 billion senior secured credit facility require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the delays, we obtained a series of waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. The fourth waiver and consent agreement, dated May 10, 2006, extended the Form 10-Q filing deadlines for the first, second and third quarters of 2006 to October 31, 2006, November 30, 2006, and December 29, 2006, respectively. These extended filing deadlines were subject to acceleration to 30 days after the receipt of an effective notice of default under the indenture governing our Senior Notes relating to our inability to timely file such periodic reports with the SEC. We received an effective notice of default with respect to this Form 10-Q on July 21, 2006, causing the deadline for this Form 10-Q to accelerate to August 20, 2006. As a result, we entered into a fifth waiver and consent agreement, dated August 11, 2006, which again extended the filing deadline for this Form 10-Q to September 18, 2006. Subsequent to the effective date of the fifth waiver and consent agreement, we also received an effective notice of default with respect to our Form 10-Q for the second quarter of 2006 on August 24, 2006. The fifth waiver and consent agreement extended the accelerated filing deadline caused as a result of the receipt of the effective notice of default with respect to our Form 10-Q for the second quarter of 2006 to October 22, 2006. The fifth waiver and consent agreement also extends any accelerated filing deadline caused as a result of the receipt of an effective notice of default under the Senior Notes with respect to our Form 10-Q for the third quarter of 2006 to the earlier of 30 days after the receipt of any such notice of default and December 29, 2006.

Beginning with the fourth waiver and consent agreement, we agreed to a 50 basis point increase in the applicable margin on all current and future borrowings outstanding under our senior secured credit facility, and a 12.5 basis point increase in the commitment fee on the unused portion of our revolving credit facility. These increases will continue until we inform our lenders that we no longer need the benefit of the extended filing deadlines granted in the fifth waiver and consent agreement, at which time the fifth waiver and consent agreement will expire and obligate us to the filing requirements set forth in the senior secured credit facility.

We believe it is probable that we will file our Form 10-Q for the second quarter of 2006 by October 22, 2006; however, there can be no assurance that we will be able to do so. If we are unable to file our Form 10-Q for the second quarter of 2006 by the applicable deadline, we intend to seek additional waivers from the lenders under our senior secured credit facility to avoid an event of default under the facility. An event of default under the senior secured credit facility would entitle the lenders to terminate the senior secured credit facility and declare all or any portion of the obligations under the facility due and payable, in which case we would be required to refinance our debt or negotiate an alternative restructuring.

Senior Notes

Under the indenture governing the Senior Notes, we are required to deliver to the trustee a copy of our periodic reports filed with the SEC within the time periods specified by SEC rules. As a result of our receipt of effective notices of default from the trustee on July 21, 2006 with respect to this Form 10-Q and on August 24, 2006 with respect to our Form 10-Q for the second quarter of 2006, we were required to file this Form 10-Q by September 19, 2006 and we will be required to file our Form 10-Q for the second quarter of 2006 by October 23, 2006 in order to prevent an event of default. By filing the Form 10-Q, we cured the default referenced in the July 21, 2006 notice from the trustee. We believe it is probable that we will file our Form 10-Q for the second quarter of 2006 by October 22, 2006; however, there can be no assurance that we will be able to do so. If we fail to file our Form 10-Q for the second quarter of 2006 by October 23, 2006, the trustee or holders of at least 25% in aggregate principal amount of the Senior Notes may elect to accelerate the maturity of the Senior Notes, in which case we would be required to refinance our debt or negotiate an alternative restructuring.

Commitment Letter

On July 26, 2006, we entered into the Commitment Letter with Citigroup Global Markets Inc. (Citigroup) for backstop financing facilities totaling approximately $2.855 billion. The Commitment Letter will terminate on October 2, 2006 by its terms. However, prior to that time, Citigroup has agreed, subject to certain terms and conditions, to (a) provide loans in an amount sufficient to repurchase the Senior Notes, and (b) in the event that lender approval was not obtained to allow us to refinance the Senior Notes, to provide us with replacement senior secured credit facilities.

Unless we are able to negotiate an extension to the Commitment Letter or enter into a similar arrangement with Citigroup or another lender, backstop financing will not be available after October 2, 2006. As a result, if we are unable to timely file our Form 10-Q for the second quarter of 2006 or obtain additional waivers or amendments to the agreements governing our outstanding indebtedness, we would not have sufficient liquidity to repay our debt if accelerated. Accordingly, we would be required to negotiate an alternative restructuring or refinancing of our debt.

We also intend to commence negotiations with our lenders, either separately or in connection with the potential amendments discussed above, in order to modify certain financial covenants under our senior secured credit facility. In particular, we expect it will be necessary to amend the financial covenant related to our interest coverage and leverage ratios in order to align this covenant with our current business outlook for the remainder of the 2006 fiscal year.

Refinancing and Amendment Risks

Under any of the refinancing alternatives discussed above, we would incur significant costs and expenses, including professional fees and other transaction costs. We also anticipate that it will be necessary to pay significant waiver and amendment fees in connection with the potential amendments to our senior secured credit facility described above. In addition, if we are successful in refinancing any or all of our outstanding debt, we are likely to experience an increase in the applicable interest rates over the life of any new debt, based on prevailing market conditions and our perceived credit risk.

Any acceleration of the outstanding debt under the senior secured credit facility would result in a cross-default under our Senior Notes. Similarly, the occurrence of an event of default under our Senior Notes would result in a cross-default under the senior secured credit facility. Further, the acceleration of outstanding debt under our senior secured credit facility or our Senior Notes would result in defaults under other contracts and agreements, including certain interest rate and foreign currency derivative contracts, giving the counterparty to such contracts the right to terminate. As of June 30, 2006, we had out-of-the-money derivatives valued at a maximum of approximately $86 million that the counterparties would have the ability to terminate upon the occurrence of an event of default.

We believe it is probable that we will file our Form 10-Q for the second quarter of 2006 by October 22, 2006. Accordingly, we continue to classify the senior secured credit facility and our Senior Notes as long-term debt as of March 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

Derivative Instruments

As of March 31, 2006, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 13 — Financial Instruments and Commodity Contracts to our condensed consolidated and combined financial statements.

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures.

In the first quarter of 2006, we implemented hedge accounting for $712 million of cross-currency interest rate swaps (Euro 475 million, British Pound (GBP) 62 million and Swiss Franc (CHF) 35 million) with respect to intercompany loans to several European subsidiaries. The Euro and GBP swaps have been designated as net investment hedges, while the CHF cross-currency interest rate swap has been designated as a cash flow hedge. We also implemented hedge accounting for $69 million (158 million Brazilian real (BRL)) of our forward foreign exchange contracts, which have been designated as cash flow hedges.

The fair values of our financial instruments and commodity contracts as of March 31, 2006 were as follows (in millions).

		As of March 31, 2006
	Maturity			Net Fair
	Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$12	$(11)	$1
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency interest swaps	2006 through 2015	1	(43)	(42)
Aluminum forward contracts	2006 through 2009	107	(10)	97
Aluminum call options	Matures in 2006	98	—	98
Fixed price electricity contract	Matures in 2016	62	—	62

		285	(64)	221
Less: current portion		199	(28)	171

		$86	$(36)	$50

Indirect Guarantees of Indebtedness

The following table discloses our obligations under indirect guarantees of indebtedness as of March 31, 2006 (in millions).

	Maximum	Liability	Assets
	Potential Future	Carrying	Held for
Type of Entity	Payment	Value	Collateral

Wholly-Owned Subsidiaries	$21	$9	$—
Aluminium Norf GmbH	12	—	—

In 2004, we entered into a loan and a corresponding deposit-and-guarantee agreement for up to $90 million. As of March 31, 2006 and December 31, 2005, this arrangement had a balance of $80 million. We do not include the loan or deposit amounts in our consolidated balance sheets as the agreements include a legal right of setoff.

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006 and December 31, 2005, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and post-retirement benefit plans. During the quarter ended March 31, 2006, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

DIVIDENDS

The following table shows information regarding dividends declared on our common shares during 2006.

Declaration Date	Record Date	Dividend/Share	Payment Date

February 23, 2006	March 8, 2006	$0.09	March 23, 2006
April 27, 2006	May 20, 2006	$0.09	June 20, 2006
August 28, 2006	September 7, 2006	$0.01	September 25, 2006

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the quarter ended March 31, 2006, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

RECENT ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the potential impact of the adoption of FASB Interpretation No. 48 on our financial position, results of operations, and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our financial position, results of operations or cash flows or do not apply to our operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, our metal price ceiling exposure, the effectiveness of our hedging programs, our business outlook for 2006, our efforts to return to a normal SEC reporting cycle by the end of 2006, our efforts to improve our financial reporting processes and controls and our plans for refinancing our debt in the event we are unable to timely file our Form 10-Q for the second quarter of 2006. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	relationships with, and financial and operating conditions of, our customers and suppliers;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	our ability to successfully negotiate with our customers to remove or limit metal price ceilings in our contracts;

•	the effectiveness of our metal hedging activities, including our internal used beverage can (UBC) and smelter hedges;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan, Inc.;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair market value of derivatives;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements;

•	the continued cooperation of debt holders and regulatory authorities with respect to extensions of our 2006 SEC filing deadlines, the payment of special interest due to our failure to timely file our SEC reports and the payment of fees in connection with any related waivers or amendments of covenants in our principal debt agreements; and

•	our ability to refinance our outstanding debt, if necessary.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in commodity prices (aluminum, electricity and natural gas), foreign currency exchange rates and interest rates that could impact our results of operations and financial condition.

We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only, and not for speculative purposes. Except where noted, the derivative contracts are marked-to-market and the related gains and losses are included in earnings in the current accounting period. Typically, gains and losses on these contracts are offset by the opposite effect of movements in the underlying business transactions.

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized on our balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions and the relative costs of the instruments. The duration is always linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

Commodity Price Risks

We have commodity price risk with respect to purchases of certain raw materials including aluminum, electricity and natural gas.

Aluminum

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass through aluminum price based on the LME plus local market premiums and (ii) a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product.

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

In addition, sales contracts representing approximately 20% of our net sales for the quarter ended March 31, 2006 provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these strategies have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. These two strategies are referred to as our internal hedges. While we believe that our primary aluminum production continues to provide the expected benefits during this sustained period of high LME prices, the recycling operations are providing less internal hedge benefit than expected. LME metal prices and other market issues have resulted in higher than expected prices of UBCs, thus compressing the internal hedge benefit we receive from this strategy.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options on projected aluminum volume requirements above our assumed internal hedge position. The purchase of derivative instruments can be very costly, therefore we balance this cost with the benefits obtained by the particular instrument.

Sensitivities

The following table presents the estimated potential effect on the fair market values of these derivative instruments as of March 31, 2006, given a 10% change in the three-month LME price.

	Change in	Change in
	Rate/Price	Fair Value
		(In millions)

Aluminum Call Options	10%	$38.9
Aluminum Forward Contracts	10%	49.7

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

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. Novelis South America has its own hydroelectric facilities that meet approximately 25% of its total electricity requirements for smelting operations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts.

Rising energy costs worldwide, due to the volatility of supply and international geopolitical events, expose us to reduced operating profits as changes cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

We have an existing long-term supply contract for certain electricity costs at fixed rates and have hedged our natural gas needs through forward contracts.

Sensitivities

The following table presents the estimated potential effect on the fair market values of these derivative instruments as of March 31, 2006, given a 10% change in spot prices for energy contracts.

	Change in	Change in
	Rate/Price	Fair Value
		(In millions)

Electricity	10%	$13.5
Natural Gas	10%	—

Foreign Currency Exchange Risks

Exchange rate movements, particularly involving the euro, the Canadian dollar, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the euro strengthens but are adversely affected as the euro weakens. In Korea, where we have local currency selling prices for local sales and U.S. dollar denominated selling prices for exports, we benefit slightly as the won weakens but are adversely affected as the won strengthens, due to a slightly higher percentage of exports compared to local sales. In Canada and Brazil, where we have predominantly U.S. dollar selling prices and local currency operating costs, we benefit as the local currencies weaken but are adversely affected as the local currencies strengthen. Foreign currency contracts may be used to hedge the economic exposures at our foreign operations.

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 and Note 13 — Financial Instruments and Commodity Contracts to our condensed consolidated and combined financial statements included in this Quarterly Report on Form 10-Q.

It is our policy to minimize functional currency exposures within each of our key regional operating segments. As such, the majority of our foreign currency exposures are from either forecasted net sales or forecasted purchase commitments in non-functional currencies. Our most significant non-U.S. dollar functional currency operating segments are Novelis Europe and Novelis Asia, which have the Euro and the Korean won as their functional currencies, respectively. Novelis South America is U.S. dollar functional with Brazilian real transactional exposure.

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholders’ equity section of our condensed consolidated balance sheet. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

Sensitivities

The following table presents the estimated potential effect on the fair market values of these derivative instruments as of March 31, 2006, given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
		(In millions)

Currency measured against the U.S. dollar
Euro	10%	$40.9
Korean won	10%	26.9
Brazilian real	10%	—

Loans and investments in European operations have been hedged by cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million). During the first quarter of 2006, the CHF swap was designated as a cash flow hedge and the remaining swaps were designated as net investment hedges. Loans from European operations have been hedged by cross-currency principal-only swaps (Euro 89 million). The principal-only swaps are accounted for as cash flow hedges.

The following table presents the estimated potential effect on the fair market values of these derivative instruments as of March 31, 2006, given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
		(In millions)

Currency measured against the U.S. dollar
Euro	10%	$83.9

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on the $655 million of variable rate Term Loan B debt that has not been swapped into fixed interest rates as of March 31, 2006, our annual net income would be reduced by $0.5 million.

As of March 31, 2006, approximately 74% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. We have entered into interest rate swaps to fix the interest rate on $200 million of our floating rate Term Loan B facility, which is part of our senior secured facility. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 8 — Long-Term Debt to our condensed consolidated and combined financial statements in this Quarterly Report on Form 10-Q for further information.

Sensitivities

The following table presents the estimated potential effect on the fair market values of these derivative instruments as of March 31, 2006, given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
		(In millions)

Interest Rate Swap contracts
North America	10%	$1.3
Asia	10%	0.5

Item 4.	Controls and Procedures

As a result of the restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, we delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. The delay in filing these financial statements is a direct result of the time needed to complete our recent financial review and restatement, which we concluded on May 16, 2006.

In connection with the identification of errors requiring us to restate our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, the Audit Committee engaged special legal counsel and accounting advisors to assist management in conducting a full review of matters relating to reserves and contingencies as well as adjustments made to arrive at our opening balance sheet entries as of January 6, 2005. This review identified additional accounting errors in our unaudited condensed consolidated and combined financial statements. The review uncovered no evidence of fraud, intentional misconduct or concealment on the part of us, our officers or employees.

Evaluation of disclosure controls and procedures

In connection with the preparation of this quarterly report on Form 10-Q for the period ended March 31, 2006, members of management, at the direction (and with the participation) of our interim chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2006 and concluded that they were not effective as a result of the material weaknesses described below that were identified in connection with the restatement of our unaudited condensed consolidated and combined financial statements for the interim periods ended March 31, 2005 and June 30, 2005. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

While we were not required to conduct a Section 404 evaluation, as of December 31, 2005, we identified the following material weaknesses, which continued to exist as of March 31, 2006:

•	Lack of sufficient resources in our accounting and finance organization. We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, which resulted in our not maintaining effective controls over the financial statement close and reporting process. Specifically, as a result of our separation from Alcan, which involved a series of complex transactions, including corporate restructurings and refinancing activities, we lacked sufficient resources to properly perform the quarterly and annual financial statement close processes, including the review of certain account reconciliations and financial statement preparation and disclosures. Further, we did not maintain an effective internal audit function. Following our separation from Alcan, there was a lack of leadership of the internal audit function and lack of independence of internal audit personnel from the finance and accounting function due to the lines of reporting, which impacted the effectiveness of the monitoring of our internal control over financial reporting. This control deficiency contributed to the material weaknesses discussed below.

•	Inadequate monitoring of non-routine and non-systematic transactions. We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. Specifically, the accounting for the spin-related capital and debt transactions required to form Novelis was not adequately monitored to ensure that these transactions were appropriately accounted for in accordance with GAAP. This control deficiency primarily affected Additional paid-in capital, Currency translation adjustment and Provision for taxes on income.

•	Accounting for accrued expenses. We did not maintain effective controls over the completeness and accuracy of certain of our accrued liabilities and related expense accounts, in particular, the ongoing monitoring of developments affecting our accrued liabilities. Specifically, lines of communication between our internal legal department and external counsel in Brazil were inadequate to timely identify and accurately report new developments in legal proceedings to ensure they were accounted for in accordance with GAAP. In addition, we did not maintain effective controls to ensure that liabilities related to Brazilian labor claims were accurately presented and appropriately reviewed to ensure recognition in the proper period in accordance with GAAP. These matters primarily affected Accrued expenses and other current liabilities, Other long-term liabilities, Cost of goods sold and Other income — net.

•	Accounting for Income Taxes. We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities. Specifically, we did not maintain effective controls to (1) timely record additional income taxes related to the deemed disposal of goodwill, (2) account for income taxes on the currency translations related to intercompany loans to our European subsidiaries, (3) ensure that proper allocation of currency gains/losses between capital and operating were used in calculating the quarterly effective tax rate, and (4) account for certain Brazilian tax loss carryforwards. This control deficiency affected Provision for taxes on income, Accrued income taxes, Deferred income tax liabilities and Accumulated other comprehensive loss.

•	Accounting for derivative transactions. We did not maintain effective controls over the evaluation, documentation and accounting for derivative transactions, including transactions that we attempted to qualify for hedge accounting, in compliance with GAAP, which affected the accounting for Fair value of derivative contracts, Cost of goods sold, Other income — net, and Other comprehensive loss.

The above control deficiencies resulted in the need for the restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005, audit adjustments to the quarter ended September 30, 2005, the year ended December 31, 2005, and the quarter ended March 31, 2006, the delay of the filing of our Annual Report on Form 10-K for the year ended December 31, 2005 and this quarterly report on Form 10-Q. In addition, we have delayed the filing of our quarterly report on Form 10-Q for the period ended June 30, 2006. Furthermore, these control deficiencies could result in a misstatement in the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Notwithstanding the above material weaknesses, management has concluded that our unaudited condensed consolidated and combined financial statements were prepared in accordance with GAAP. Accordingly, the unaudited condensed consolidated and combined financial statements included in this quarterly report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.

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

2. Hiring of chief internal auditor.  In January 2006, a new chief internal auditor was hired. The new chief internal auditor reports to our Audit Committee and has been charged with the responsibility of improving the overall effectiveness of the internal audit function. In addition, the new chief internal auditor has been charged with strengthening the internal audit department and overseeing our Section 404 evaluation of internal control over financial reporting, which will include evaluating and recommending improvements in the existing system of internal control at both the corporate and business group level and establishing a mechanism to monitor the effectiveness of internal controls on an ongoing basis.

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

4. Increased communication internally and with outside advisors.  We have increased communication by and among senior management, external advisors and other third parties relevant to the disclosure process. Specifically, our interim chief executive officer will regularly meet with his management team to review operational developments and regularly receive written departmental reports from his executive team. Further, the board of directors receives timely and regular updates on issues of importance.

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

7. Corporate level review.  Several corporate level accounting and finance review practices have been implemented to improve oversight into regional accounting issues, including quarterly balance sheet and income statement analytical reviews, quarterly reviews of legal matters, income taxes, derivatives, currency translation adjustments, and roll forward analyses of key balance sheet and income statement accounts and financial statement disclosures. We have also implemented enhanced reporting procedures within our legal, accounting and finance departments to improve the accuracy, completeness and timeliness of reporting of legal matters, non-routine transactions and control deficiencies.

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

Changes in internal control over financial reporting and related matters

As announced on August 29, 2006, our board of directors replaced Brian Sturgell, our president and chief executive officer. Immediately thereafter, William T. Monahan, the chairman of our board of directors, assumed the role of interim chief executive officer, and will continue to serve as interim chief executive officer until a successor has been selected and is in place. Our executive team will now report directly to Mr. Monahan. In light of Mr. Monahan’s interim chief executive officer responsibilities, the board of directors has formed a temporary office of the chairman that is comprised of Mr. Monahan and directors Clarence J. Chandran and Edward A. Blechschmidt. Mr. Sturgell will be available to advise the office of the chairman until a successor has been selected and is in place.

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

While we expect a smooth transition in the leadership of our accounting and finance organization, we cannot assure you that the departure of our previous president and chief executive officer, previous chief financial officer and previous controller will not lead to one or more material changes in our internal control over financial reporting during a future period.

Other than the remedial measures described above that impacted our internal control over financial reporting during the quarter ended March 31, 2006, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2006.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reynolds Boat Case.  As previously disclosed, we and Alcan Inc. were defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB. Plaintiffs were Reynolds Metals Company, Alcoa, Inc. and National Union Fire Insurance Company of Pittsburgh PA. The case was tried before a jury beginning on May 1, 2006 under warranty theories, based on allegations that from 1998 to 2001 we and Alcan sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. The jury reached a verdict on May 22, 2006 against us and Alcan for approximately $60 million, and the court later awarded Reynolds and Alcoa approximately $16 million in prejudgment interest and court costs.

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with, and under further review by, certain of our insurance carriers, who have six months to complete their review. We have agreed to post a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005, we recognized a liability included in Accrued expenses and other current liabilities of $71 million, the full amount of the settlement, with a corresponding charge against earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets of $31 million with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we have only recognized an insurance receivable to the extent that coverage is not in dispute. We recognized the net loss of $40 million during the fourth quarter of 2005.

As of March 31, 2006, no changes were made to the receivable or liabilities balances that were established as of December 31, 2005, and there were no additional charges or recoveries included in our results of operations for the three months ended March 31, 2006.

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

Item 6.	Exhibits

Exhibit
No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))

Exhibit
No.	Description

4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
10.1	Second Waiver, dated as of February 9, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on February 14, 2006 (File No. 001-32312))
10.2	Novelis Founders Performance Award Notification for Brian Sturgell dated March 31, 2005, as amended and restated as of March 14, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.3	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.4	Novelis Founders Performance Award Notification for Chris Bark-Jones dated March 31, 2005 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.5	Novelis Founders Performance Award Notification for Jack Morrison dated March 31, 2005(incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.6	Novelis Founders Performance Award Notification for Pierre Arseneault dated March 31, 2005 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.7	Novelis Founders Performance Award Notification for Geoff Batt dated March 31, 2005 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.8	Novelis Founders Performance Awards Plan, as amended and restated as of March 14, 2006 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.9	Description of Retention Payment for Geoff Batt (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.10	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 3, 2006 (File No. 001-32312))
10.11	Agreement Concerning Transition from Employment between Novelis and Geoff Batt dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis on April 6, 2006 (File No. 001-32312))
10.12	Third Waiver, dated as of April 12, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 18, 2006 (File No. 001-32312))
10.13	Fourth Waiver, dated as of May 10, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on May 16, 2006 (File No. 001-32312))

Exhibit
No.	Description

10.14	Transition Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Inc. (incorporated by reference to Exhibit 10.45 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.15	Separation and Release Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Corp. (incorporated by reference to Exhibit 10.46 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.16	Transition Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Inc. (incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.17	Separation and Release Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Corp. (incorporated by reference to Exhibit 10.48 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.18	Offer Letter, dated February 24, 2006, by and between Robert M. Patterson and Novelis Inc. (incorporated by reference to Exhibit 10.49 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.19	Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.50 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.20	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.51 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.21	Fifth Waiver, dated as of August 11, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 17, 2006 (File No. 001-32312))
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Rick Dobson
Rick Dobson
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert M. Patterson
Robert M. Patterson
Vice President and Controller
(Principal Accounting Officer)

Date: September 15, 2006

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
10.1	Second Waiver, dated as of February 9, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on February 14, 2006 (File No. 001-32312))
10.2	Novelis Founders Performance Award Notification for Brian Sturgell dated March 31, 2005, as amended and restated as of March 14, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.3	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.4	Novelis Founders Performance Award Notification for Chris Bark-Jones dated March 31, 2005 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.5	Novelis Founders Performance Award Notification for Jack Morrison dated March 31, 2005(incorporated by reference to Exhibit 10.4 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.6	Novelis Founders Performance Award Notification for Pierre Arseneault dated March 31, 2005 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.7	Novelis Founders Performance Award Notification for Geoff Batt dated March 31, 2005 (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.8	Novelis Founders Performance Awards Plan, as amended and restated as of March 14, 2006 (incorporated by reference to Exhibit 10.7 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.9	Description of Retention Payment for Geoff Batt (incorporated by reference to Exhibit 10.8 to the Form 8-K filed by Novelis Inc. on March 20, 2006 (File No. 001-32312))
10.10	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 3, 2006 (File No. 001-32312))

Exhibit
No.	Description

10.11	Agreement Concerning Transition from Employment between Novelis and Geoff Batt dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis on April 6, 2006 (File No. 001-32312))
10.12	Third Waiver, dated as of April 12, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 18, 2006 (File No. 001-32312))
10.13	Fourth Waiver, dated as of May 10, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on May 16, 2006 (File No. 001-32312))
10.14	Transition Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Inc. (incorporated by reference to Exhibit 10.45 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.15	Separation and Release Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Corp. (incorporated by reference to Exhibit 10.46 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.16	Transition Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Inc. (incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.17	Separation and Release Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Corp. (incorporated by reference to Exhibit 10.48 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.18	Offer Letter, dated February 24, 2006, by and between Robert M. Patterson and Novelis Inc. (incorporated by reference to Exhibit 10.49 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.19	Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.50 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.20	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.51 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.21	Fifth Waiver, dated as of August 11, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 17, 2006 (File No. 001-32312))
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer