Form 10-K/A
period 2005-12-31
Novelis Inc.
filed 2006-10-20
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to            .
Commission file number 001-32312
Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-0442987 (I.R.S. Employer Identification No.)

3399 Peachtree Road NE; Suite 1500 Atlanta, Georgia (Address of principal executive offices)	30326 (Zip Code)
(404) 814-4200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, no par value Common Share Purchase Rights	New York Stock Exchange New York Stock Exchange
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission (SEC) on August 25, 2006 (the original Form 10-K), to correct errors contained in Part III, Item 11 (Executive Compensation) and Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) of the original Form 10-K.
     One error relates to the incorrect identification of one of our four most highly compensated executive officers, other than the chief executive officer, (our Named Executive Officers) to be included in the original Form 10-K. Our Named Executive Officers should have included David Godsell, our Vice President, Human Resources and Environment, Health and Safety; however, the original Form 10-K incorrectly included Pierre Arseneault, our former Vice President Strategic Planning and Information Technology as a Named Executive Officer. This Form 10-K/A correctly identifies our Named Executive Officers and provides the relevant compensation and security ownership information for these officers. This Form 10-K/A also includes a correction to the bonus amount earned by Kevin Greenawalt, our Senior Vice President and President — North America, in 2005, which was overstated by $5,985 in our original Form 10-K.
     This Form 10-K/A amends and restates Item 9A of Part II and Items 11 and 12 of Part III and amends Item 15 of Part IV of the original Form 10-K, and no other items in the original Form 10-K are amended hereby. Except to account for the amended and restated information described above, the foregoing items have not been updated to reflect events occurring after the filing date of the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC on and after the filing of the original Form 10-K. Pursuant to the rules of the SEC, Item 15 of Part IV of the original Form 10-K has been amended to contain currently-dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
     Concurrently with the filing of this Form 10-K/A, we are filing additional soliciting material to make conforming amendments to the executive compensation and security ownership information contained in our proxy statement related to the 2006 annual meeting of shareholders and initially filed with the SEC on September 15, 2006.
     Unless otherwise specifically identified as the “original Form 10-K” or the “Form 10-K/A”, any references to the Form 10-K made throughout this document shall refer to the Form 10-K filed with the SEC on August 25, 2006, as amended.

PART II
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
Evaluation of disclosure controls and procedures
     In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2005, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of December 31, 2005 and concluded that they were not effective as a result of (1) the material weaknesses described below that were identified in connection with the restatement of our unaudited condensed consolidated and combined financial statements for the interim periods ended March 31, 2005 and June 30, 2005 and (2) the error in identifying one of our four most highly compensated executive officers, other than the chief executive officer, in our original Form 10-K for the year ended December 31, 2005, that was filed on August 25, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Other Disclosure Control and Procedures Deficiencies
     We have identified an error in our original Form 10-K for the year ended December 31, 2005, initially filed with the SEC on August 25, 2006, relating to the incorrect identification of one of our four most highly compensated executive officers, other than our chief executive officer (our Named Executive Officers). David Godsell, our Vice President, Human Resources and Environment, Health and Safety, should have been identified as a Named Executive Officer rather than Pierre Arseneault, our former Vice President Strategic Planning and Information Technology. This Form 10-K/A amends and restates Item 9A of Part II and Items 11 and 12 of Part III and amends Item 15 of Part IV of the original Form 10-K to correct this error and a subsequently discovered error whereby we overstated the bonus amount reported for another Named Executive Officer by $5,895.
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
     Management will consider the design and operating effectiveness of these actions and will make additional changes it determines appropriate. Additionally, we are currently reviewing the circumstances surrounding the error incorrectly identifying of one of our Named Executive Officers. Upon completion of this review we will determine the necessary course of action to remediate our disclosure controls and procedures in this area.
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

PART III
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

						Long-Term
						Compensation Awards
		Annual Compensation						Shares
			Bonus					Under
			(Executive					Options	All
			Performance	Other Annual		Restricted		Granted/	Other
		Salary	Award)	Compensation(1)		Share Units		SPAUs(2)	Compensation(3)
Name And Principal Position	Year	($)	($)	($)		($)		(#)	($)
Brian W. Sturgell	2005	985,000	820,147	426,371	(4)	3,876,090	(5)	—	223,157 (7)
(President and Chief	2004	781,200	932,257	280,686	(4)	—		438,751	41,301
Executive Officer)	2003	600,000	561,845	254,115	(4)	347,212	(6)	138,114	29,679
Martha Finn Brooks	2005	655,000	716,252	298,669	(8)	1,828,600	(5)	—	1,889,844 (9)
(Chief Operating Officer)	2004	514,400	631,538	50,723	(8)	—		155,974	14,666
	2003	440,000	445,608	32,661		—		71,438	16,440
Christopher Bark-Jones	2005	440,611	472,667	20,289		1,440,034	(5)	—	—
(President — European	2004	440,600	395,210	43,892		—		127,398	—
Operations)(12)	2003	375,000	465,972	9,659		—		54,769	8,348
Kevin Greenawalt	2005	310,000	317,205	18,450		439,044	(5)	—	11,933
(President — North	2004	255,400	192,850	582,751	(10)	—		29,766	15,655
American Operations)	2003	230,800	175,440	381,849	(10)	—		16,669	16,922
David Godsell	2005	310,000	275,244	129,590	(11)	211,582		—	13,604
(Vice President, Human	2004	225,850	148,781	15,802		—		18,455	14,817
Resources and Environment, Health and Safety)	2003	216,263	98,762	13,646		—		8,930	13,751

(1)	In addition to tax equalization payments and perquisites listed separately below, amounts included in this column for one or more Named Executive Officers include the following perquisites that are either in the aggregate valued at the lesser of $50,000 or 10% of the Named Executive Officer’s total salary and bonus or represent less than 25% of the perquisites reported for a given year: amounts relating to professional financial advice, club memberships, automobile allowance, education expenses, relocation allowances, housing expenses (including interest on housing-related loans transferred to third party financial institutions) and cash payments to be used for perquisites at the Named Executive Officer’s discretion.

(2)	See “— Long-Term Incentives — Stock Options” above for a description of the Conversion Plan and “— Long-Term Incentives — Stock Price Appreciation Units” above for a description of the Stock Price Appreciation Unit Plan. On January 6, 2005, Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan were replaced with options to purchase our common shares. The number of options shown for periods prior to 2005 have been recast from the number of Alcan options granted into the as-converted number of Novelis options. On January 6, 2005, all Alcan SPAUs held by our employees were replaced with Novelis SPAUs. The number of SPAUs for periods prior to 2005 have been recalculated from the number of Alcan SPAUs granted into the as-converted number of Novelis SPAUs.

(3)	In addition to the other amounts stated separately below, “All Other Compensation” for each of our Named Executive Officers for 2005 includes:
•	savings plan contributions; and
•	amounts paid by us for term life insurance.
The following table shows the amount of these benefits received by each Named Executive Officer for 2005:

	Savings Plan	Life
	Contributions	Insurance
Name	($)	($)
Brian W. Sturgell	57,614	16,452
Martha Finn Brooks	22,509	2,644
Christopher Bark-Jones	0	0
Kevin Greenawalt	10,617	1,316
David Godsell	11,196	2,408

(4)	Amounts include $393,941 (in 2005), $254,756 (in 2004) and $219,155 (in 2003) for tax equalization payments (i.e., amounts paid such that net income after taxes was not less than it would have been in the United States).

(5)	The Named Executive Officers were participants in the Alcan Total Shareholder Returns Performance Plan (TSR Plan) prior to the spin-off. On January 6, 2005, our employees who were Alcan employees immediately prior to the spin-off and who were eligible to participate in the Alcan TSR Plan ceased to actively participate in and accrue benefits under the TSR Plan. The accrued award amounts for each participant in the TSR Plan were converted into Novelis restricted share units. The then current three-year performance periods, namely 2002 — 2005 and 2003 — 2006, were truncated as of the date of the spin-off. At the end of each performance period, each holder of restricted share units will receive the net proceeds based on our common share price at that time, including declared dividends. The number of restricted share units granted to our Named Executive Officers and the dollar value of such restricted share units as of January 6, 2005 was as follows:

	Restricted	Value of Restricted
	Share Units	Share Units
Name	(#)	($)
Brian W. Sturgell	166,213	3,876,090
Martha Finn Brooks	78,413	1,828,600
Christopher Bark-Jones	61,751	1,440,034
Kevin Greenawalt	18,827	439,044
David Godsell	9,073	211,582

(6)	Represents the value, at the time of the grant, of restricted share units granted prior to our spin-off from Alcan. These restricted share units vested in full and were paid in January 2005.

(7)	Includes $149,092 that we were obligated to pay under an Alcan employee compensation plan as part of our spin-off from Alcan. No future payments will be required under the plan.

(8)	Amounts for 2005 include reimbursement of relocation expenses of $266,245. Amounts for 2004 include $18,211 for tax equalization.

(9)	Includes $1,864,691 for the cash payout of deferred share units received prior to the spin-off that were converted to Novelis deferred share units as part of the spin-off. The deferred units vested and were paid in August 2005.

(10)	Amounts include $369,293 (in 2004) and $154,815 (in 2003) for tax equalization payments.

(11)	Amounts for 2005 include reimbursement of relocation expenses of $123,896.

(12)	Chris Bark-Jones stepped down as Senior Vice President and President — European Operations on May 1, 2006.

Fiscal Year-End Option/SPAU Table
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

			Value of Unexercised
			In-the-Money
	Shares Underlying Unexercised		Options and SPAUs
	Options and SPAUs		on December 31,
	on December 31, 2005(1)		2005(1)
Name	(#)		($)
Brian W. Sturgell	Options (E):	—	E:	—
(President and Chief Executive Officer)	Options (U):	753,477	U:	508,995
Martha Finn Brooks	Options (E):	89,960	E:	—
(Chief Operating Officer)	Options (U):	298,121	U:	129,679
Christopher Bark-Jones	Options (E):	—	E:	—
(President — European Operations)	Options (U):	4,630	U:	9,029
	SPAUs (E):	—	E:	—
	SPAUs (U):	213,850	U:	123,926
Kevin Greenawalt	Options (E):	—	E:	—
(President — North American Operations)	Options (U):	48,550	U:	35,438
	SPAUs (E):	—	E:	—
	SPAUs (U):	22,952	U:	31,666
David Godsell	Options (E):	3,969	E:	—
(Vice President, Human Resources and Environment, Health and Safety)	Options (U):	41,604	U:	43,384

(1)	E: Exercisable U: Unexercisable
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

Name	Units Granted	Performance Period
Brian W. Sturgell(1)	0	March 24, 2005 to March 23, 2008
(President and Chief Executive Officer)	70,275	March 24, 2006 to March 23, 2008
	70,275	March 24, 2007 to March 23, 2008

Name	Units Granted		Performance Period
Martha Finn Brooks	23,750	(2)	March 24, 2005 to March 23, 2008
(Chief Operating Officer)	23,750		March 24, 2006 to March 23, 2008
	23,750		March 24, 2007 to March 23, 2008
Christopher Bark-Jones	7,200	(2)	March 24, 2005 to March 23, 2008
(President — European Operations)	7,200		March 24, 2006 to March 23, 2008
	7,200		March 24, 2007 to March 23, 2008
Kevin Greenawalt	7,200	(2)	March 24, 2005 to March 23, 2008
(President — North American	7,200		March 24, 2006 to March 23, 2008
Operations)	7,200		March 24, 2007 to March 23, 2008
David Godsell	6,000	(2)	March 24, 2005 to March 23, 2008
(Vice President, Human Resources and Environment, Health and Safety)	6,000		March 24, 2006 to March 23, 2008
	6,000		March 24, 2007 to March 23, 2008

(1)	On March 14, 2006, Mr. Sturgell agreed with the board of directors’ decision that, in light of our 2005 and 2006 financial reporting delay and restatement, Mr. Sturgell would forfeit his performance share unit award for the first tranche of the award. The board of directors also approved an increase in the size of the award opportunity for Mr. Sturgell for the second and third tranches under the plan to provide an additional incentive for reaching the share price improvement targets for those tranches. The award size for each tranche was increased from a potential of 46,850 PSUs to a potential of 70,275 PSUs. The PSUs for the second and third tranches will not be earned unless the share price improvement targets specified in the Plan ($25.31 and $27.28, respectively) are achieved.

(2)	The share price improvement targets for the first tranche were satisfied in June 2005. As a result, Ms. Brooks and Messrs. Bark-Jones, Greenawalt and Godsell received the full amount of their performance unit tranche for the performance period from March 24, 2005 to March 23, 2008. Ms. Brooks and Messrs. Bark-Jones, Greenawalt and Godsell received cash payments for the payout of these awards in April 2006 in the amounts of $478,325, $145,008, $145,008 and $120,840, respectively, which will be reported as 2006 compensation.
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
     At age 65, the estimated credited years of combined service for Brian W. Sturgell, Martha Finn Brooks, Kevin Greenawalt and David Godsell would be approximately 25 years, 22 years, 39 years and 41 years, respectively. Eligible earnings under the plan for 2005 for Mr. Sturgell, Ms. Brooks, Mr. Greenawalt and Mr. Godsell were $938,340, $1,029,800, $443,000 and $398,560, respectively.
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

	Projected Annual		Projected Benefit
	Pension Payable at	2005 Service	Obligation as of
	Age 65	Cost	December 31, 2005
Name	($)	($)	($)
Brian W. Sturgell	850,068	425,124	5,261,224
Martha Finn Brooks	306,821	109,686	396,400
Christopher Bark-Jones	396,084	194,751	4,739,233
Kevin Greenawalt	235,673	52,933	1,271,600
David Godsell	201,161	454,453	1,090,200
Employment Agreements and Change of Control Agreements
     In connection with our spin-off from Alcan, we entered into employment agreements with Brian W. Sturgell, our Chief Executive Officer, Martha Finn Brooks, our Chief Operating Officer, Chris Bark-Jones, President of our European operations, Kevin Greenawalt, President of our North American operations and David Godsell, our Vice President, Human Resources and Environment, Health and Safety, and other executive officers, setting out the terms and conditions of their employment. In 2005, under their respective employment agreements, Brian W. Sturgell was entitled to a base salary of $985,000, Martha Finn Brooks was entitled to a base salary of $655,000, Chris Bark-Jones was entitled to a base salary of $440,611, Kevin Greenawalt was entitled to a base salary of $310,000 and David Godsell was entitled to a base salary of $310,000. Each of these officers was also eligible for participation in programs providing short-term incentives, long-term incentives and other types of compensation that reflect the competitive level of similar positions in the compensation peer groups or as included in published survey information.
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
     Based on filings with the SEC, the following shareholders are known by us to own more than 5% of our common shares, no par value, as of June 30, 2006:

	Shares Beneficially
Name and Address of Beneficial Owner	Owned	Percentage of Class*
FMR Corp.(i)	11,405,602	15.4%
82 Devonshire Street Boston, MA 02109
Barclays Global Investors, NA. (ii) 45 Fremont Street San Francisco, CA 94105	3,738,694	5.1%
McLean Budden Ltd.(iii) 145 King Street West Suite 2525 Toronto, ON M5H 1J8	7,270,318	9.8%

*	As of June 30, 2006, we had 74,005,649 common shares outstanding.

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
     The address for the following individuals is: c/o Novelis Inc., 3399 Peachtree Road NE; Suite 1500; Atlanta, GA 30326.

	Shares
	Beneficially	Percentage
Name of Beneficial Owner	Owned	of Class **
Brian W. Sturgell, Director and Chief Executive Officer(i)	222,621	*
William T. Monahan, Chairman of the Board (ii)	8,622	*
Edward Blechschmidt, Director(iii)	136	*

	Shares
	Beneficially	Percentage
Name of Beneficial Owner	Owned	of Class **
Jacques Bougie, O.C., Director(iv)	10,459	*
Charles G. Cavell, Director(v)	5,404	*
Clarence J. Chandran, Director(vi)	11,259	*
C. Roberto Cordaro, Director(vii)	5,230	*
Helmut Eschwey, Director(viii)	5,230	*
David J. FitzPatrick, Director(ix)	9,798	*
Suzanne Labarge, Director(x)	9,101	*
Rudolf Rupprecht, Director(xi)	5,404	*
Kevin M. Twomey, Director(xii)	361	*
Edward V. Yang, Director(xiii)	5,404	*
Martha Finn Brooks, Chief Operating Officer(xiv)	189,489	*
Chris Bark-Jones, Senior Vice President and President — Europe(xv)	1,177	*
Kevin Greenawalt, Senior Vice President and President — North America(xvi)	12,166	*
David Godsell, Vice President, Human Resources and Environment, Health and Safety(xvii)	14,369	*
Directors and executive officers as a group (28 persons)(xviii)	566,000	*

*	Indicates less than 1% of the common shares.

**	As of August 10, 2006, we had 74,005,649 common shares outstanding.

(i)	Includes 14,957 shares held in the Savings and Retirement Plan and options to purchase approximately 188,367 shares that are exercisable within 60 days.

(ii)	Includes 5,622 DDSUs. See “Directors’ Compensation.”

(iii)	Includes 136 DDSUs. See “Directors’ Compensation.”

(iv)	Includes 10,459 DDSUs. See “Directors’ Compensation.”

(v)	Includes 5,404 DDSUs. See “Directors’ Compensation.”

(vi)	Includes 10,459 DDSUs. See “Directors’ Compensation.”

(vii)	Includes 5,230 DDSUs. See “Directors’ Compensation.”

(viii)	Includes 5,230 DDSUs. See “Directors’ Compensation.”

(ix)	Includes 4,798 DDSUs. See “Directors’ Compensation.”

(x)	Includes 6,101 DDSUs. See “Directors’ Compensation.”

(xi)	Includes 5,404 DDSUs. See “Directors’ Compensation.”

(xii)	Includes 361 DDSUs. See “Directors’ Compensation.”

(xiii)	Includes 5,404 DDSUs. See “Directors’ Compensation.”

(xiv)	Includes options to purchase 164,489 shares that are exercisable within 60 days.

(xv)	Includes options to purchase 1,157 shares that are exercisable within 60 days.

(xvi)	Includes options to purchase 12,137 shares that are exercisable within 60 days.

(xvii)	Includes options to purchase 14,369 shares that are exercisable within 60 days.

(xviii)	Our directors and executive officers as a group hold 566,000 of our shares. Our directors and executive officers as a group hold options to purchase 426,829 of our shares that are currently exercisable or are exercisable within 60 days. Our directors as a group hold 64,608 DDSUs.

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

Number of
Securities
Remaining Available
for Future Issuance
Under Equity
	Number of		Compensation Plans
	Securities to be		(Excluding
	Issued Upon	Weighted-Average	Securities
	Exercise of Options	Exercise Price of	Reflected in First
Plan Category	/DDSUs	Outstanding Options	Column)
Equity compensation plans approved by security holders (i)
Novelis Conversion Plan of 2005(ii)	2,704,790	$21.60	2,291,937(iv)
Novelis Inc. Deferred Share Unit Plan for Non-Executive Directors(iii)	57,051	N/A	N/A
Equity compensation plans not approved by security holders	—	—	—

(i)	Such plans were approved by Alcan, as our sole shareholder, prior to the spin-off date.

(ii)	On January 5, 2005, our board of directors adopted the Conversion Plan to allow for all Alcan stock options held by employees of Alcan who became employees of Novelis following our spin-off from Alcan to be replaced with options to purchase our common shares and for new options to be granted. There were no new options granted in 2005 under the Conversion Plan. In the case of a change of control of the company, vesting of stock options will accelerate.

(iii)	On January 5, 2005, our board of directors adopted the Deferred Share Unit Plan for Non-Executive Directors. Fifty percent of our non-executive directors’ compensation is required to be paid in the form of DDSUs, and 50% in the form of either cash, additional DDSUs or a combination of the two at the election of each non-executive director. DDSUs are the economic equivalent of shares. The DDSUs are redeemable only upon termination of the directorship and may be redeemed in cash, shares or a combination of both, at the election of the non-executive director. The amount to be paid by us upon redemption will be calculated by multiplying the accumulated balance of DDSUs by the average per share price of our shares on the Toronto and New York Stock exchanges on the last five trading days prior to the redemption date. As of December 31, 2005, approximately 41,862 DDSUs had been granted with an additional 15,189 units granted January 1, 2006, all for services rendered in 2005.

(iv)	Under the Conversion Plan, we may issue new options in aggregate not exceeding 3% of the shares outstanding immediately after our spin-off from Alcan on January 6, 2005, provided that the total number of new options and conversion options (options granted to replace options in the share capital of Alcan held by our employees at the time of the spin-off) do not exceed 10% of the shares outstanding immediately after the spin-off.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)
     3. Exhibits

Exhibit
No.	Description
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURE
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Rick Dobson
	Name:	Rick Dobson
Title: Chief Financial Officer

Date: October 19, 2006

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer