Form 10-Q
period 2006-06-30
Novelis Inc.
filed 2006-10-20
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 30, 2006, the registrant had 74,006,375 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (LOSS) AND
COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$2,564	$2,172	$4,883	$4,284

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,407	1,960	4,542	3,844
Selling, general and administrative expenses	98	82	190	170
Depreciation and amortization	59	58	117	117
Research and development expenses	10	11	19	19
Restructuring charges (recoveries) — net	2	(1)	3	(3)
Impairment charges on long-lived assets	—	1	—	1
Interest expense and amortization of debt issuance costs — net	49	48	97	102
Equity in net income of non-consolidated affiliates	(4)	(2)	(7)	(4)
Other (income) expenses — net	(47)	10	(96)	(24)

	2,574	2,167	4,865	4,222

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(10)	5	18	62
Provision (benefit) for taxes on income (loss)	(20)	—	82	30

Income (loss) before minority interests’ share	10	5	(64)	32
Minority interests’ share	(4)	(5)	(4)	(10)

Net income (loss)	6	—	(68)	22

Other comprehensive income (loss) — net of tax
Currency translation adjustment	57	(93)	94	(146)
Change in fair value of effective portion of hedges — net	(34)	—	(41)	—
Change in minimum pension liability	(3)	—	(3)	(13)

Other comprehensive income (loss) — net of tax	20	(93)	50	(159)

Comprehensive income (loss)	$26	$(93)	$(18)	$(137)

Earnings (loss) per share:
Net income (loss) per share — basic	$0.08	$—	$(0.92)	$0.30

Net income (loss) per share — diluted	$0.08	$—	$(0.92)	$0.30

Dividends per common share	$0.09	$0.09	$0.18	$0.18

Supplemental information for 2005 only:
Net income attributable to the consolidated and combined results of Novelis from January 6 to June 30, 2005 — increase to Retained earnings				$51
Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment				(29)

Net income				$22

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of these condensed statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in millions, except number of shares)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$93	$100
Accounts receivable (net of allowances of $30 in 2006 and $26 in 2005)
— third parties	1,319	1,098
— related parties	28	33
Inventories	1,399	1,128
Prepaid expenses and other current assets	86	66
Current portion of fair value of derivative instruments	179	194
Deferred income tax assets	8	8

Total current assets	3,112	2,627
Property, plant and equipment — net	2,155	2,160
Goodwill	226	211
Intangible assets — net	21	21
Investment in and advances to non-consolidated affiliates	151	144
Fair value of derivative instruments — net of current portion	74	90
Deferred income tax assets	85	45
Other long-term assets
— third parties	107	107
— related parties	66	71

Total assets	$5,997	$5,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4	$3
Short-term borrowings	62	27
Accounts payable
— third parties	1,309	866
— related parties	42	38
Accrued expenses and other current liabilities	699	641
Deferred income tax liabilities	126	26

Total current liabilities	2,242	1,601
Long-term debt — net of current portion	2,417	2,600
Deferred income tax liabilities	187	186
Accrued post-retirement benefits	330	305
Other long-term liabilities	263	192

	5,439	4,884

Commitments and contingencies
Minority interests in equity of consolidated affiliates	155	159

Shareholders’ equity
Preferred stock, no par value; unlimited number of first preferred and second preferred shares authorized; none issued and outstanding	—	—
Common stock, no par value; unlimited number of shares authorized; 74,005,649 shares issued and outstanding as of June 30, 2006	—	—
Additional paid-in capital	427	425
Retained earnings	10	92
Accumulated other comprehensive loss	(34)	(84)

Total shareholders’ equity	403	433

Total liabilities and shareholders’ equity	$5,997	$5,476

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of these condensed balance sheets.

Novelis Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Six Months Ended
	June 30,
	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$(68)	$22
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	117	117
Net gains on change in fair value of derivative instruments	(95)	(42)
Deferred income taxes	51	(37)
Amortization of debt issuance costs	4	14
Provision for uncollectible accounts receivable	3	2
Equity in net income of non-consolidated affiliates	(7)	(4)
Dividends from non-consolidated affiliates	4	—
Minority interests’ share	4	10
Stock-based compensation	2	1
(Gains) losses on sales of businesses, investments and assets — net	14	(11)
Impairment charges on long-lived assets	—	1
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	(193)	(134)
— related parties	1	—
Inventories	(244)	90
Prepaid expenses and other current assets	(17)	(1)
Other long-term assets	—	5
Accounts payable
— third parties	413	66
— related parties	2	(8)
Accrued expenses and other current liabilities	38	103
Accrued post-retirement benefits	20	17
Other long-term liabilities	10	20

Net cash provided by operating activities	59	231

INVESTING ACTIVITIES
Capital expenditures	(55)	(59)
Disposal of business — net	(7)	—
Proceeds from sales of assets	3	9
Proceeds from loans receivable — net
— third parties	—	19
— related parties	16	364
Changes in investment in and advances to non-consolidated affiliates	3	—
Premiums paid to purchase derivative instruments	—	(18)
Net proceeds from settlement of derivative instruments	157	88

Net cash provided by investing activities	117	403

(Continued)

Novelis Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(Continued) (in millions)

	Six Months Ended
	June 30,
	2006	2005

FINANCING ACTIVITIES
Proceeds from issuance of debt	$20	$2,750
Principal repayments
— third parties	(209)	(1,630)
— related parties	—	(1,180)
Short-term borrowings — net
— third parties	34	(152)
— related parties	—	(302)
Dividends — common shareholders	(14)	(14)
Dividends — minority interests	(14)	(7)
Net receipts from Alcan	—	72
Debt issuance costs	(4)	(71)

Net cash used in financing activities	(187)	(534)

Net increase (decrease) in cash and cash equivalents	(11)	100
Effect of exchange rate changes on cash balances held in foreign currencies	4	(4)
Cash and cash equivalents — beginning of period	100	31

Cash and cash equivalents — end of period	$93	$127

Supplemental disclosures of cash flow information:
Interest paid	$97	$43
Income taxes paid	19	28
Principal payments on capital lease obligations (included above in principal repayments — third parties)	1	1

Supplemental schedule of non-cash investing and financing activities relating to the spin-off transaction and post-closing adjustments (2005 only):
Other receivables		$433
Short-term borrowings — related parties		(57)
Long-term debt — related parties		32
Capital lease obligation		52
Additional paid-in capital		(97)

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of these condensed statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in millions, except number of common shares, which is in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance as of December 31, 2005	74,006	$—	$425	$92	$(84)	$433
Activity for the Six Months Ended June 30, 2006:
Net loss	—	—	—	(68)	—	(68)
Stock-based compensation	—	—	2	—	—	2
Currency translation adjustment — net of tax	—	—	—	—	94	94
Change in fair value of effective portion of hedges — net	—	—	—	—	(41)	(41)
Change in minimum pension liability	—	—	—	—	(3)	(3)
Dividends on common shares ($0.18 per share)	—	—	—	(14)	—	(14)

Balance as of June 30, 2006	74,006	$—	$427	$10	$(34)	$403

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of this condensed statement.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited)

1.	Business and Summary of Significant Accounting Policies

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of June 30, 2006, we had operations on four continents: North America; Europe; Asia and South America, through 34 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Alcan” refer to Alcan, Inc.

The accompanying unaudited condensed consolidated and combined financial statements should be read in conjunction with our audited consolidated and combined financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission (SEC) on August 25, 2006. Unless otherwise specifically identified as the “original Form 10-K”, any references to the Form 10-K made throughout this document shall refer to the Form 10-K filed with the SEC on August 25, 2006, as amended. The accompanying (a) consolidated balance sheet as of December 31, 2005, which has been derived from audited financial statements, and (b) unaudited condensed consolidated and combined financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position as of June 30, 2006 and December 31, 2005; the results of our operations for the three months and six months ended June 30, 2006 and 2005; our cash flows for the six months ended June 30, 2006 and 2005; and changes in our shareholders’ equity for the six months ended June 30, 2006.

Certain reclassifications of prior periods’ amounts have been made to conform to the presentation adopted for the current period.

Recently Issued Accounting Standards

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 as of December 31, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operations and cash flows.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. FASB Statement No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost. FASB Statement No. 158 requires prospective application and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. We will adopt FASB Statement No. 158 as of December 31, 2006. We are currently evaluating the potential impact of the adoption of FASB Statement No. 158 on our consolidated financial position, results of operations and cash flows.

In addition, FASB Statement No. 158 requires that a company measure defined benefit plan assets and obligations at its year-end balance sheet date. We currently use our year-end balance sheet date as our measurement date and, as a result, that new requirement will not affect us.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the potential impact of the adoption of FASB Interpretation No. 48 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows or do not apply to our operations.

2.	Restructuring Programs

All restructuring provisions and recoveries are included in Restructuring charges (recoveries) — net in the accompanying condensed consolidated and combined statements of income (loss) unless otherwise stated

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

below. The following table summarizes the changes in our restructuring liabilities during the six months ended June 30, 2006 (in millions).

	Europe		North America		Total
		Other Exit		Other Exit		Other Exit
	Severance	Related	Severance	Related	Severance	Related

Balance as of December 31, 2005	$9	$19	$1	$—	$10	$19
Provisions — net	1	—	—	—	1	—
Cash payments	(2)	(1)	(1)	—	(3)	(1)
Adjustments — other	—	1	—	—	—	1

Balance as of March 31, 2006	8	19	—	—	8	19
Provisions — net	1	1	—	—	1	1
Cash payments	(1)	(3)	—	—	(1)	(3)
Adjustments — other	—	1	—	—	—	1

Balance as of June 30, 2006	$8	$18	$—	$—	$8	$18

In March 2006, we announced additional actions in the restructuring of our European operations, with the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closing of two non-core business lines located within those facilities. In connection with the reorganization of our Ohle and Ludenscheid plants, we incurred costs of approximately $1 million during the six months ended June 30, 2006, and expect to incur additional costs of $5 million (primarily severance) by the end of 2007.

In November 2005, we announced our intent to close our casting alloy facility in Borgofranco, Italy during March 2006. In 2005, we recognized charges of $5 million for asset impairments and $9 million for other exit related costs, including $6 million for environmental remediation expenses relating to this plant closing. We have incurred additional costs of approximately $1 million through June 30, 2006 and expect all activities (including environmental remediation) to be complete by 2009.

Subsequent Event

On August 31, 2006, we announced a proposed restructuring of our European central management and administration activities in Zurich, Switzerland, to reduce overhead costs and streamline support functions. In addition, we are proposing to exit our Neuhausen research and development center in Switzerland. We expect to incur approximately $6 million of costs associated with these proposed actions.

3.	Loss on Disposal of Business

In March 2006, we disposed of our aluminum rolling mill in Annecy, France for consideration in the amount of one Euro, and recorded pre-tax charges of $15 million in connection with the sale, which are included in Other (income) expenses — net in the accompanying condensed consolidated statement of income (loss) for the six months ended June 30, 2006. The charges were comprised primarily of $8 million representing our investment in and advances to Annecy, cash payments of $5 million we made in connection with the disposal of the business, and other cash fees and expenses we paid of an additional $2 million.

4.	Inventories

Inventories consist of the following (in millions).

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

	June 30, 2006	December 31, 2005

Finished goods	$388	$313
Work in process	324	234
Raw materials	608	498
Supplies	128	123

	1,448	1,168
Allowances	(49)	(40)

	$1,399	$1,128

In November 2004, the FASB issued FASB Statement No. 151, Inventory Cost, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials by requiring those items to be recognized as current period charges. Additionally, FASB Statement No. 151 requires that fixed production overheads be allocated to conversion costs based on the normal capacity of the production facilities. FASB Statement No. 151 is effective prospectively for inventory costs incurred in fiscal years beginning after June 15, 2005. We adopted FASB Statement No. 151 on January 1, 2006, and its adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

5.	Property, Plant and Equipment

Property, plant and equipment — net, consists of the following (in millions).

	June 30, 2006	December 31, 2005

Land and property rights	$94	$90
Buildings	873	845
Machinery and equipment	4,564	4,407

	5,531	5,342
Accumulated depreciation and amortization	(3,500)	(3,319)

	2,031	2,023
Construction in progress	124	137

	$2,155	$2,160

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

6.	Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates we account for using the equity method. We have no material investments in affiliates accounted for under the cost method.

		Ownership
Affiliate Name	Ownership Structure	Percentage

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
Petrocoque S.A. Industria e Comercio	Corporation	25%
EuroNorca Partners	General Partnership	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminium Recyclage S.A.	Public Limited Company	20%

We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. The following table summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$144	$120	$276	$236
Costs, expenses and provisions for taxes on income	137	115	261	226

Net income	$7	$5	$15	$10

Included in our condensed consolidated and combined financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of transactions that we had with these non-consolidated related parties during the three months and six months ended June 30, 2006 and 2005 (in millions).

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Purchases of tolling services, electricity and inventories
Aluminium Norf GmbH (A)	$58	$51	$110	$102
Consorcio Candonga (B)	4	2	7	4
Petrocoque S.A. Industria e Comercio (C)	—	1	1	1
Interest income
Aluminium Norf GmbH (D)	—	1	—	1

(A)	We purchase tolling services (the conversion of metal) from Aluminium Norf GmbH.

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

(C)	We purchase calcined-coke from Petrocoque S.A. Industria e Comercio for use in our smelting operations in South America.

(D)	We earn interest income on a loan due from Aluminium Norf GmbH.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances on our accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances.

	June 30, 2006	December 31, 2005

Accounts receivable (A)	$28	$33
Other long-term assets (A)	66	71
Accounts payable (B)	42	38

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

We entered into a preliminary agreement to transfer the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to an existing shareholder for approximately $20 million. In accordance with Petrocoque’s by-laws and shareholders’ agreement, any transfer of shares is subject to a right of first refusal whereby the other remaining shareholders can acquire our shares based on their proportional ownership percentage. If the remaining shareholders do not exercise their right of first refusal and the sale is consummated, we anticipate closing this transaction in November 2006 and recognizing a pre-tax gain of approximately $14 million.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions).

	June 30, 2006	December 31, 2005

Accrued payroll	$125	$152
Accrued settlement of legal claim	71	71
Accrued interest payable	54	51
Accrued income taxes	55	55
Current portion of fair value of derivative instruments	32	22
Other current liabilities	362	290

	$699	$641

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

8.	Long-Term Debt

Long-term debt consists of the following (in millions).

	Interest		June 30,	December 31,
	Rates(A)		2006	2005

Novelis Inc.
Floating rate Term Loan B, due 2012	6.88	%(B)	$292	$342
7.25% Senior Notes, due 2015	7.25	%(C)	1,400	1,400
Novelis Corporation
Floating rate Term Loan B, due 2012	6.88	%(B)	506	593
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (Swiss francs (CHF) 58 million)	7.50%		47	45
Capital lease obligation, due 2011 (CHF 5 million)	2.49%		4	4
Novelis Korea Limited
Bank loan, due 2008	5.30%		30	50
Bank loan, due 2008 (Korean won (KRW) 30 billion)	—		—	30
Bank loan, due 2007	4.55%		70	70
Bank loan, due 2007 (KRW 40 billion)	4.80%		42	40
Bank loan, due 2007 (KRW 25 billion)	4.45%		26	25
Bank loans, due 2008 through 2011 (KRW 1 billion)	4.17	%(D)	1	1
Other
Other debt, due 2006 through 2012	2.59	%(D)	3	3

Total debt			2,421	2,603
Less: current portion			(4)	(3)

Long-term debt — net of current portion			$2,417	$2,600

(A)	Interest rates are as of June 30, 2006 and exclude the effects of any related interest rate swaps or amortization of debt issuance costs.

(B)	The interest rate for the Term Loans does not include any additional applicable margin discussed below.

(C)	The interest rate for the Senior Notes does not include additional special interest discussed below.

(D)	Weighted average interest rate.

Floating Rate Term Loan B

In connection with our spin-off from Alcan, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1.8 billion. These facilities consist of: (1) a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at London Interbank Offered Rate (LIBOR) plus 1.75%, all of which was borrowed on January 10, 2005; and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility.

Unamortized debt issuance costs related to the senior secured credit facilities are included in Other long-term assets in our accompanying condensed and consolidated balance sheets, and were $23 million as of June 30, 2006.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Through June 30, 2006, we satisfied the 1% per annum principal amortization requirement through fiscal year 2010, as well as $424 million of the principal amortization requirement for 2011. No further minimum principal payments are due until 2011. As of June 30, 2006, there was $798 million outstanding under this facility. Additionally, in September 2006, we made an additional principal repayment of $87 million, and as of September 30, 2006, there was $711 million outstanding under this facility.

Our senior secured credit facilities include customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio.

On October 16, 2006, we amended the financial covenants to our senior secured credit facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios through the quarter ending March 31, 2008. If we had not amended these financial covenants, we would have been in violation of the minimum interest coverage ratio as of and for the quarter ended June 30, 2006. We also amended and modified other provisions of the senior secured credit facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and asset-backed securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying the higher applicable margins on our senior secured credit facilities and the higher unused commitment fees on our revolving credit facilities that were instated with the fourth waiver and consent agreement dated May 11, 2006. These increases will continue until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

The amended maximum total leverage, minimum interest coverage and minimum fixed charge coverage ratios for the period ended June 30, 2006 are 5.25 to 1; 2.5 to 1; and 1 to 1, respectively. We are in compliance with these financial covenants for the period ended June 30, 2006. In addition, as described below, we previously obtained waivers from our lenders related to our inability to timely file our SEC reports.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). Unamortized debt issuance costs related to the Senior Notes are included in Other long-term assets in our accompanying condensed consolidated balance sheets and were $25 million as of June 30, 2006.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants as of June 30, 2006. However, as discussed below under the caption “Impact of Late SEC Filings on our Debt Agreements”, we have received a notice of default under the indenture related to our failure to timely file this quarterly report on Form 10-Q.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement for the notes and exchange the original, privately placed notes with registered notes. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date. As a result, we began to accrue additional special interest at a rate of 0.25% from November 11, 2005. The indenture and the registration rights agreement provide that the rate of additional special interest increases by 0.25% during each subsequent

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

90-day period until the exchange offer closes, with the maximum amount of additional special interest being 1.00% per year. On August 8, 2006, the rate of additional special interest increased to 1.00%. On October 17, 2006, we extended the offer to exchange the Senior Notes to December 15, 2006. We expect to file a post-effective amendment to the registration statement and complete the exchange as soon as practicable following the date we are current on our reporting requirements. We will cease paying additional special interest once the exchange offer is completed.

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

In the first quarter of 2006, we repaid our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008. In May 2006, a portion of the $50 million (KRW 51 billion) 5.30% fixed rate loan was refinanced into a KRW 19 billion ($20 million) short-term floating rate loan which was paid in June 2006. We were in compliance with all debt covenants related to our Korean bank loans as of June 30, 2006.

Interest Rate Swaps

As of June 30, 2006, we had entered into interest rate swaps to fix the 3-month LIBOR interest rate on a total of $200 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.8% on $100 million through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities, in addition to these interest rates. As of June 30, 2006, 75% of our debt was fixed rate and 25% was variable rate.

Impact of Late SEC Filings on our Debt Agreements

The restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005 (filed on May 16, 2006) resulted in delays in the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2005 (filed on May 16, 2006), our Annual Report on Form 10-K for the year ended December 31, 2005 (filed on August 25, 2006), our quarterly report on Form 10-Q for the quarter ended March 31, 2006 (filed on September 15, 2006) and this quarterly report on Form 10-Q.

The terms of our senior secured credit facilities require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the delays, we obtained a series of waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. The fourth waiver and consent agreement, dated May 10, 2006, extended the Form 10-Q filing deadlines for the first, second and third quarters of 2006 to October 31, 2006, November 30, 2006, and December 29, 2006, respectively. These extended filing deadlines were subject to acceleration to 30 days after the receipt of an effective notice of default under the indenture governing our Senior Notes relating to our inability to timely file such periodic reports with the SEC. We received an effective notice of default with respect to this Form 10-Q on August 24, 2006. However, on August 11, 2006, we entered into a fifth waiver and consent agreement which extended the accelerated filing deadline caused as a result of the receipt of the effective notice of default with respect to this Form 10-Q to October 22, 2006 and extended any accelerated filing deadlines that would be caused as a result of the receipt of an effective notice of default under the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Senior Notes with respect to our Form 10-Q for the third quarter of 2006 to the earlier of 30 days after the receipt of any such notice of default and December 29, 2006 (as applicable).

To date, fees related to the five waiver and consent agreements total $6 million, including $3 million and $4 million which were incurred during the three months and six months ended June 30, 2006, respectively. These fees are being amortized over the remaining life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Unamortized fees related to these waiver and consent agreements are included in Other long-term assets in our accompanying condensed consolidated balance sheets and total $4 million as of June 30, 2006.

The October 16, 2006 amendment to our senior secured credit facilities extends the higher applicable margins and unused commitment fee that were instated in connection with the fourth waiver and consent agreement. Specifically, we agreed to a 1.25% applicable margin for Term Loans maintained as Base Rate Loans, a 2.25% applicable margin for Term Loans maintained as Eurocurrency Rate Loans, a 1.50% applicable margin for Revolver Loans maintained as Base Rate Loans, a 2.50% applicable margin for Revolver Loans maintained as Eurocurrency Rate Loans and a 62.5 basis point commitment fee on the unused portion of the revolving credit facility, until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

Under the indenture governing the Senior Notes, we are required to deliver to the trustee a copy of our periodic reports filed with the SEC within the time periods specified by SEC rules. As a result of an effective notice of default from the trustee on August 24, 2006 we were required to file this Form 10-Q by October 23, 2006 in order to prevent an event of default. By filing this quarterly report on Form 10-Q and furnishing a copy to the trustee, we cured this default.

On July 26, 2006, we entered into a Commitment Letter with Citigroup Global Markets Inc. for backstop financing facilities in an amount up to $2.855 billion. We paid fees of approximately $4 million in conjunction with this commitment. The Commitment Letter was originally set to expire on October 2, 2006; however, it was amended to expire on October 31, 2006.

Lines of Credit /Short Term Borrowings

As of June 30, 2006, $62 million of our $500 million revolving credit facility was utilized for short-term loans in the United Kingdom and another $5 million was utilized for letters of credit. As of June 30, 2006, we had approximately $300 million available under our $500 million revolving credit facility. As of June 30, 2006, the weighted average interest rate on our short-term borrowings was 6.72% (2.69% as of December 31, 2005).

Commitment fees related to the unused portion of the $500 million revolving credit facility, prior to the fourth waiver and consent agreement dated May 10, 2006, ranged between 0.375% and 0.5% per annum, depending on certain financial ratios we achieve. As discussed above, in connection with the fourth waiver and consent agreement, these commitment fees increased to 0.625%. Under the terms of the October 16, 2006 amendment to our senior secured credit facilities, these higher fees will remain in effect until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

As of June 30, 2006, all of our $25 million unsecured line of credit facility in Brazil was available for use.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

9.	Other Comprehensive Income (Loss)

A summary of the components of other comprehensive income (loss) is as follows (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net change in foreign currency translation adjustments	$57	$(93)	$98	$(146)
Net change in fair value of effective portion of hedges	(34)	—	(41)	—
Net change in minimum pension liability	(3)	1	(3)	(6)

Net other comprehensive income (loss) adjustments, before income tax effect	20	(92)	54	(152)
Income tax effect	—	(1)	(4)	(7)

Other comprehensive income (loss)	$20	$(93)	$50	$(159)

Accumulated other comprehensive loss, net of income tax effects, consists of the following (in millions).

	June 30, 2006	December 31, 2005

Foreign currency translation adjustments	$59	$(35)
Fair value of effective portion of hedges — net	(41)	—
Minimum pension liability	(52)	(49)

	$(34)	$(84)

10.	Stock-Based Compensation

On January 1, 2006, we adopted FASB Statement No. 123 (Revised), Share-Based Payment, which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123 (Revised) requires the recognition of compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment.

We adopted FASB Statement No. 123 (Revised) using the modified prospective method. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123 (Revised) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123 (Revised) that remain unvested at the adoption date will continue to be expensed over the remaining service period.

The cumulative effect of the accounting change, net of tax, as of January 1, 2006 was approximately $1 million, and was not considered material as to require presentation as a cumulative effect of accounting change in our condensed consolidated statements of income (loss). Accordingly, the expense recognized as a result of adopting FASB Statement No. 123 (Revised) was included in Selling, general and administrative expenses in our condensed consolidated statement of income (loss) in the first quarter of 2006.

Prior to the adoption of FASB Statement No. 123 (Revised), we presented all tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated and combined statements of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with FASB Statement No. 123 (Revised), which requires that the cash flows resulting from tax benefits for deductions in excess of compensation cost recognized be classified within financing cash flows. During the three months and six months ended June 30, 2006, there were no tax payments made that were reduced by excess tax benefits.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Stock Options

On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 (the Conversion Plan) to allow for all Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan to be replaced with options to purchase our common shares. While new options may be granted under the Conversion Plan, none were granted through June 30, 2006. All options expire ten years from their date of grant. All converted options that were vested on the spin-off date continued to be vested. Unvested options as of the spin-off date vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date. However, in October 2006 we amended the Conversion Plan to allow the immediate vesting of all options upon the death or retirement of the optionee. In the case of an unsolicited change of control of Novelis, all options will vest immediately.

As of June 30, 2006, there were 2,650,947 options outstanding at a weighted average exercise price of $21.61, and 877,033 of these options were exercisable at a weighted average exercise price of $21.26. No new options have been issued since the adoption of the Conversion plan. As such, no changes have occurred in our assumptions to measure the options at fair value.

The table below shows our stock option activity for the six months ended June 30, 2006 (all amounts actual).

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(In Years)	Value

Options outstanding as of December 31, 2005	2,704,790	$21.60
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired/Cancelled	(53,843)	$21.09

Options outstanding as of June 30, 2006	2,650,947	$21.61	6.9	$(82,230)

Options exercisable as of June 30, 2006	877,033	$21.26	6.6	$281,832

We used the Black-Scholes valuation model to determine the fair value of the options outstanding. The fair value of each option was estimated using the following weighted average assumptions.

	June 30,	December 31,
	2006	2005

Dividend yield	1.56%	1.56%
Expected volatility	30.30%	30.30%
Risk-free interest rate	3.73%	3.73%
Expected life	5.47 years	5.47 years

Total compensation cost recognized for stock options issued to employees was $1 million for each of the three months ended June 30, 2006 and 2005, and $2 million and $1 million for the six months ended June 30, 2006 and 2005, respectively. These amounts were included in Selling, general and administrative expenses.

Compensation to be Settled in Cash

Upon adoption of FASB Statement No. 123 (Revised), we determined that all of our compensation plans settled in cash are considered liability based awards. As such, liabilities for awards under these plans are

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

required to be measured at each reporting date until the date of settlement. Various valuation methods were used to determine the fair value of these awards, as discussed below.

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

Stock Price Appreciation Unit Plan

Prior to the spin-off, some Alcan employees who later transferred to Novelis held Alcan stock price appreciation units (SPAUs). These units entitled them to receive cash equal to the excess of the market value of an Alcan common share on the exercise date of a SPAU over the market value of an Alcan common share on its grant date. On January 6, 2005, these employees received 418,777 Novelis SPAUs to replace their 211,035 Alcan SPAUs at a weighted average exercise price of $22.04. None of the SPAUs have been exercised, but as of June 30, 2006, 115,419 SPAUs were exercisable at a weighted average exercise price of $21.53. As of June 30, 2006, there was $1.7 million of unamortized compensation cost related to non-vested SPAUs, which is expected to be recognized over a remaining vesting period of 2.5 years.

Upon adoption of FASB Statement No. 123 (Revised), we changed from the intrinsic value method to the Black-Scholes valuation model to estimate the fair value of the SPAUs granted to employees.

The table below shows our SPAU activity for the six months ended June 30, 2006 (all amounts actual).

Weighted
Average
Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SPAUs	Exercise Price	(In Years)	Value

SPAUs outstanding as of December 31, 2005	418,777	$22.04
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired/Cancelled	—	—

SPAUs outstanding as of June 30, 2006	418,777	$22.04	7.6	$(190,981)

SPAUs exercisable as of June 30, 2006	115,419	$21.53	7.4	$5,830

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair value of each SPAU outstanding as of June 30, 2006 was estimated using the following weighted average assumptions:

		Weighted
	Range of	Average
	Assumptions	Assumptions

Dividend yield	0.19%	0.19%
Expected volatility	39.50 to 43.80%	42.82%
Risk-free interest rate	5.07 to 5.14%	5.08%
Expected life	2.62 to 4.87 years	4.34 years

Total Shareholder Returns Performance Plan

Some Alcan employees who later transferred to Novelis were entitled to receive cash awards under the Alcan Total Shareholder Returns Performance Plan (TSR). TSR was a cash incentive plan which rewarded eligible employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index, measured over three-year periods starting on October 1, 2002 and 2003. On January 6, 2005, these employees immediately ceased participating in and accruing benefits under the TSR. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the spin-off. The accrued awards for all of the TSR participants were converted into 452,667 Novelis restricted share units (RSUs). At the end of each performance period, each holder of RSUs will receive net proceeds based on the price of Novelis common shares at that time, including declared dividends. On October 15, 2005, an aggregate of $7 million was paid to employees who held RSUs that had vested on September 30, 2005. As of June 30, 2006, there were 120,897 RSUs and related dividends outstanding that vested on September 30, 2006 and were paid on October 13, 2006 in the amount of $2.8 million. As of June 30, 2006, there was $0.4 million of unamortized compensation cost related to non-vested RSUs, which was expensed during the third quarter of 2006.

The table below shows our RSU activity for the six months ended June 30, 2006. RSUs granted represent the unit equivalent of dividends earned during the period (all amounts actual).

			Aggregate
	Number of	Redemption	Intrinsic
	RSUs	Price	Value

RSUs outstanding as of December 31, 2005	119,842	$20.89
Granted	1,055
Exercised	—
Forfeited	—
Expired/Cancelled	—

RSUs outstanding as of June 30, 2006	120,897	$21.58	$2,608,957

Deferred Share Unit Plan For Non-Executive Directors

On January 5, 2005, Novelis established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the individual election of each non-executive director). The number of DDSUs is determined by dividing the quarterly amount payable, as elected, by the average closing prices of a common share on the Toronto Stock Exchange (TSX) and New York Stock Exchange (NYSE) on the last five trading days of each

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

quarter. Additional DDSUs representing the equivalent of dividends declared on common shares are credited to each holder of DDSUs.

The DDSUs are redeemable in cash and/or in shares of our common stock following the participant’s retirement from the board. The redemption amount is calculated by multiplying the accumulated balance of DDSUs by the average closing price of a common share on the TSX and NYSE on the last five trading days prior to the redemption date.

The table below shows our DDSU activity for the six months ended June 30, 2006 (all amounts actual).

			Aggregate
	Number of	Redemption	Intrinsic
	DDSUs	Price	Value

DDSUs outstanding as of December 31, 2005	41,862	$20.94
Granted	31,270	—
Exercised	—	—
Forfeited	—	—
Expired/Cancelled	—	—

DDSUs outstanding as of June 30, 2006	73,132	$21.22	$1,551,861

Novelis Founders Performance Awards

In March 2005, Novelis established a plan to reward certain key executives with Performance Share Units (PSUs) if Novelis share price improvement targets were achieved within specific time periods. There are three equal tranches of PSUs, and each has a specific share price improvement target. For the first tranche, the target applies for the period from March 24, 2005 to March 23, 2008. For the second tranche, the target applies for the period from March 24, 2006 to March 23, 2008. For the third tranche, the target applies for the period from March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the later of six months from the date the specific share price target is reached or twelve months after the start of the performance period, and will be based on the average of the daily stock closing prices on the NYSE for the last five trading days prior to the payment date. Upon a participant’s termination due to retirement, death or disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any other termination, all PSUs will be forfeited.

Upon adoption of FASB Statement No. 123 (Revised), we changed our valuation technique to the Monte Carlo method due to the fact that the Novelis Founders Performance Awards contain a market condition for vesting of the award. The Monte Carlo method utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. Key assumptions used to determine the fair value of PSUs as of June 30, 2006 were as follows.

Weighted average expected stock price volatility	40.00%
Annual expected dividend yield	0.19%
Risk-free interest rate	5.18%

Weighted average expected stock price volatility is a weighted measure of the historical volatility and the implied volatility of the closest to at-the-money publicly traded Novelis call options, with weights determined by the remaining life of the longest term call options. Due to limited trading activity and the short contractual term of Novelis call options, we did not give any weight to implied volatility in the valuation of PSUs. The annual expected dividend yield is based on historical and anticipated dividend payments. The risk-free interest rate reflects the 2-year daily U.S. Treasury yield curve rate as of the valuation date. The fair value of the PSUs is amortized over the derived service period of each award, which is up to three years, subject to

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

acceleration in the event the vesting condition is met (as defined above). The liability for the first tranche was accrued over its term, was valued on March 24, 2006, and was paid in cash in April 2006 for $3 million.

Recognition Agreements

On September 25, 2006, we entered into Recognition Agreements (Agreements) with certain executive officers and other key employees (Executives) to retain and reward them for continued dedication towards corporate objectives. Under the terms of the Agreements, Executives that remain continuously employed by us through the vesting dates of December 31, 2007 and December 31, 2008 are entitled to receive one-half of their total awards on each vesting date payable in shares of Novelis common stock, subject to shareholder approval of the Novelis Inc. 2006 Incentive Plan (Plan). If the Plan (or a similar plan) is not approved, the equivalent value of the awards will be paid in cash.

The number of shares payable under the Agreements varies by Executive. Currently, there are 145,800 shares subject to awards. In accordance with the provisions of FASB Statement No. 123 (Revised), we will value these awards as of the issuance date and amortize their cost over the requisite service period of the Executives.

Compensation Cost

For the three months and six months ended June 30, 2006, stock-based compensation expense for arrangements that are settled in cash, including amounts related to the cumulative effect of an accounting change, net of tax, from adopting FASB Statement No. 123 (Revised), was $1 million and $4 million, respectively, and was included in Selling, general and administrative expenses. Stock-based compensation expense for both the three months and six months ended June 30, 2005 was $2 million.

11.	Post-Retirement Benefit Plans

Components of net periodic benefit cost for all of our significant plans are shown in the table below (in millions).

					Other
					Post-Retirement
					Benefits
	Pension Benefits						Six Months
	Three Months Ended		Six Months Ended		Three Months Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$10	$5	$20	$9	$1	$1	$2	$2
Interest cost	11	7	21	15	2	3	4	6
Expected return on assets	(10)	(6)	(19)	(12)	—	—	—	—
Amortization
— actuarial losses	2	2	3	4	—	—	—	—
— prior service cost	—	1	1	2	—	—	—	—

Net periodic benefit cost	$13	$9	$26	$18	$3	$4	$6	$8

The expected long-term rate of return on plan assets is 7.6% in 2006.

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

We also participate in savings plans in Canada and the U.S. as well as defined contribution pension plans in the United Kingdom, Canada, Malaysia and Brazil.

Our contributions to plans were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Funded pension plans	$5	$2	$14	$12
Unfunded pension plans	3	3	6	6
Savings and defined contribution pension plans	2	2	5	4

We expect to contribute an additional $14 million to our funded pension plans and $6 million to our unfunded pension plans for the remainder of 2006.

We are also a participating employer in the Alcan Swiss Pension Plan. We have contributed $2 million to this plan through June 30, 2006 and expect to contribute an additional $1 million for the remainder of 2006.

12.	Currency Gains (Losses)

The following currency gains (losses) are included in Other (income) expenses — net in our condensed consolidated and combined statements of income (loss) (in millions).

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net gains (losses) on change in fair value of currency derivative instruments	$(8)	$43	$(24)	$73
Net gains on translation of monetary assets and liabilities	5	28	10	40

	$(3)	$71	$(14)	$113

The following currency gains (losses) are included in Accumulated other comprehensive loss (net of tax, and in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Cumulative currency translation adjustment — beginning of period	$2	$67	$(35)	$120
Current period effect of changes in foreign currency exchange rates — gains (losses)	57	(93)	94	(146)

Cumulative currency translation adjustment — end of period	$59	$(26)	$59	$(26)

13.	Financial Instruments and Commodity Contracts

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is currently remote, based on our monitoring of credit exposures.

In the first quarter of 2006 we implemented hedge accounting for certain of our cross-currency interest rate swaps with respect to intercompany loans to several European subsidiaries and forward foreign exchange contracts. As of June 30, 2006, we had $712 million of cross-currency interest rate swaps (Euro 475 million, British Pound (GBP) 62 million and Swiss Franc (CHF) 35 million) and $82 million ($190 million Brazilian real (BRL)) of forward foreign exchange contracts.

The Euro and GBP cross-currency interest rate swaps have been designated as net investment hedges, while the CHF cross-currency interest rates swap has been designated as a cash flow hedge. The forward foreign exchange contracts have been designated as cash flow hedges.

For contracts designated as net investment hedges, we recognize the change in the fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective portion of these hedges in Accumulated other comprehensive loss within Shareholders’ equity in our condensed consolidated balance sheet. During the first and second quarters of 2006, the changes in the fair value of the effective portion of our net investment hedges were losses of $7 million and $35 million, respectively. Accordingly, $42 million of cumulative losses are included in Accumulated other comprehensive loss as of June 30, 2006.

For contracts designated as cash flow hedges, we recognize the change in the fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective portion of these hedges in Accumulated other comprehensive loss. During the six months ended June 30, 2006, the changes in the fair value of the effective portion of our cash flow hedges were gains of $1 million, all of which occurred in the second quarter. Accordingly, $1 million of cumulative gains are included in Accumulated other comprehensive loss as of June 30, 2006.

As of June 30, 2006, the amount of net gains and losses expected to be realized during the following twelve months is $1 million. No cash flow hedges were discontinued during the six months ended June 30, 2006. The maximum period over which we have hedged our exposure to cash flow variability is through February 2015.

The fair values of our financial instruments and commodity contracts as of June 30, 2006, were as follows (in millions).

		As of June 30, 2006
	Maturity			Net Fair
	Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$9	$(14)	$(5)
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency interest rate swaps	2006 through 2015	5	(82)	(77)
Aluminum forward contracts	2006 through 2009	109	(11)	98
Aluminum call options	2006	70	—	70
Fixed price electricity contract	2016	55	—	55

		253	(107)	146
Less: current portion (A)		179	(32)	147

		$74	$(75)	$(1)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented on our condensed consolidated balance sheets. The amounts of the current and long-term portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on our condensed consolidated balance sheets.

The fair values of our financial instruments and commodity contracts as of December 31, 2005 were as follows (in millions).

		As of December 31, 2005
	Maturity			Net Fair
	Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$15	$(9)	$6
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency interest rate swaps	2006 through 2015	—	(24)	(24)
Aluminum forward contracts	2006 through 2009	87	(7)	80
Aluminum call options	2006	109	—	109
Fixed price electricity contract	2016	68	—	68

		284	(40)	244
Less: current portion (A)		194	(22)	172

		$90	$(18)	$72

(A)	The amounts of the current and long-term portions of fair values under assets are each presented on our condensed consolidated balance sheets. The amounts of the current and long-term portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, on our condensed consolidated balance sheets.

14.	Other (Income) Expenses — Net

Other (income) expenses — net is comprised of the following (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

(Gains) losses on change in fair value of derivative instruments — net	$(41)	$7	$(95)	$(17)
Loss on disposal of business	—	—	15	—
Exchange (gains) losses — net	(5)	17	(10)	5
Gains on disposals of fixed assets — net	—	(10)	(1)	(11)
Other income — net	(1)	(4)	(5)	(1)

	$(47)	$10	$(96)	$(24)

15.	Income Taxes

We provide for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes. In accordance with APB Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, the provision for taxes on

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

income recognizes our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for the impact of any discrete events, which are reported in the period in which they occur. Each quarter, we re-evaluate our estimated tax expense for the year and make adjustments for changes in the estimated tax rate. Additionally, we evaluate the realizability of our deferred tax assets on a quarterly basis. Our evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income or losses, and prudent and feasible tax planning strategies. As a result, the provision (benefit) for taxes on income for the three months and six months ended June 30, 2006 and 2005 were based on the estimated effective tax rates applicable for the years ending December 31, 2006 and ended December 31, 2005, respectively, after considering items specifically related to the interim periods.

A reconciliation of the Canadian statutory tax rates to our effective tax rates for the three months and six months ended June 30, 2006 and 2005 is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Pre-tax income (loss) before equity in net income of non-consolidated affiliates and minority interests’ share	$(14)	$3	$11	$58

Canadian statutory tax rate	33%	33%	33%	33%

Income taxes (benefit) at the Canadian statutory tax rate	$(4)	$1	$4	$19
Increase (decrease) in tax rate resulting from:
Exchange translation items	24	7	34	(4)
Exchange remeasurement of deferred income taxes	—	—	3	—
Change in valuation allowances	(3)	1	30	12
Expense/income items with no tax effect — net	(8)	(3)	(5)	4
Tax rate differences on foreign earnings	(29)	(5)	15	(1)
Out-of-period adjustments — net	—	—	—	(7)
Other — net	—	(1)	1	7

Provision (benefit) for taxes on income (loss)	$(20)	$—	$82	$30

Effective tax rate	143%	—%	745%	52%

For the three months ended June 30, 2006, our effective tax rate is greater than the benefit at the Canadian statutory rate of 33% due primarily to (1) $24 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $29 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions and (3) an $8 million benefit from expense/income items with no tax effect — net.

For the three months ended June 30, 2005, our effective tax rate is greater than the benefit at the Canadian statutory rate of 33% due primarily to (1) $7 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, and (2) a $5 million benefit from tax rate differences on foreign earnings.

For the six months ended June 30, 2006, our effective tax rate is greater than the Canadian statutory rate of 33% due primarily to (1) a $30 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses,

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

(2) $37 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect and (c) the remeasurement of deferred income taxes and (3) a $15 million difference between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions.

For the six months ended June 30, 2005, our effective tax rate is greater than the Canadian statutory rate of 33% due primarily to (1) a $12 million increase in valuation allowances, primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, and (2) a $7 million tax benefit related to out-of-period adjustments.

During the second quarter of 2006 we identified errors in our estimated annualized effective tax rate calculation and application to our interim results for the first quarter of 2006. As a result of these errors, the provision for taxes on income was overstated in the first quarter by $8.8 million, which has been corrected in the second quarter of 2006.

16.	Earnings Per Share

The following table shows the information used in the calculation of basic and diluted earnings (loss) per share (in millions, except per share amounts).

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Net income (loss)	$6	$—	$(68)	$22

Denominators:
Weighted average number of outstanding shares — basic	74.01	73.99	74.01	73.99
Effect of dilutive shares	0.24	—	—	.23

Adjusted number of outstanding shares — diluted	74.25	73.99	74.01	74.22

Earnings (loss) per share:
Net income (loss) per share — basic	$0.08	$—	$(0.92)	$0.30

Net income (loss) per share — diluted	$0.08	$—	$(0.92)	$0.30

We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (dilutive shares) on earnings per share. Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options and DDSUs.

Options to purchase an aggregate of 2,650,947 of our common shares were held by our employees as of June 30, 2006. For the three months and six months ended June 30, 2006, 1,328,855 and 740,676 of these options are dilutive, respectively, at average exercise prices of $19.43 and $17.80, respectively. These dilutive stock options are equivalent to 160,861 and 106,523 of our common shares for the three months and six months ended June 30, 2006, respectively. Additionally, there were 87,482 DDSUs that were considered dilutive shares for both of the 2006 periods presented (see Note 10 — Stock-Based Compensation). A total of 1,910,271 anti-dilutive options were held by our employees as of June 30, 2006. The dilutive shares described above were not included in our calculation of diluted loss per share for the six months ended June 30, 2006 as they would be anti-dilutive.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Options to purchase an aggregate of 2,719,814 of our common shares were held by our employees as of June 30, 2005. Of these, 1,378,671 options to purchase common shares at an average exercise price of $19.41 per share were dilutive for both of the 2005 periods presented. These dilutive stock options were equivalent to 211,108 and 205,840 common shares for the three months and the six months ended June 30, 2005, respectively. Additionally, there were 26,732 DDSUs that were considered dilutive shares for both of the 2005 periods presented (see Note 10 — Stock-Based Compensation). A total of 1,341,143 anti-dilutive options were held by our employees as of June 30, 2005.

17.	Commitments and Contingencies

Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan represented 44% and 43% of our total combined prime and sheet ingot purchases for the three months and six months ended June 30, 2006, respectively, and 39% and 40% of our total combined prime and sheet ingot purchases for the three months and six months ended June 30, 2005, respectively.

Legal Proceedings

Reynolds Boat Case.  As previously disclosed, we and Alcan were defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB. Plaintiffs were Reynolds Metals Company, Alcoa, Inc. and National Union Fire Insurance Company of Pittsburgh PA. The case was tried before a jury beginning on May 1, 2006 under warranty theories, based on allegations that from 1998 to 2001 we and Alcan sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. The jury reached a verdict on May 22, 2006 against us and Alcan for approximately $60 million, and the court later awarded Reynolds and Alcoa approximately $16 million in prejudgment interest and court costs.

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have six months from the date of the settlement to complete their review. We have agreed to post a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005, we recognized a liability included in Accrued expenses and other current liabilities of $71 million, the full amount of the settlement, with a corresponding charge against earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets of $31 million, with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we have only recognized an insurance receivable to the extent that coverage is not in dispute. We recognized a charge of $40 million during the fourth quarter of 2005.

As of June 30, 2006, no changes were made to the receivable or liability balances that were established as of December 31, 2005, and there were no additional charges or recoveries included in our results of operations for the three months or six months ended June 30, 2006.

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

Indirect Guarantees of the Indebtedness of Others

We have issued indirect guarantees of the indebtedness of others and we recognize a liability for the fair value of obligations assumed under such guarantees. Currently, we only issue indirect guarantees for the indebtedness of others. The guarantees may cover the following entities:

•	wholly-owned subsidiaries;

•	variable interest entities consolidated under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the consolidation tests under FASB Interpretation No. 46 (Revised).

In all cases, the indebtedness guaranteed is for trade payables to third parties.

Since we consolidate wholly-owned subsidiaries and variable interest entities in our financial statements, all liabilities associated with trade payables for these entities are already included in our condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table discloses our obligations under indirect guarantees of indebtedness of others as of June 30, 2006 (in millions).

	Maximum Potential	Liability Carrying	Assets Held for
Type of Entity	Future Payment	Value	Collateral

Wholly-owned subsidiaries	$16	$5	$—
Aluminium Norf GmbH	13	—	—

18.	Segment, Geographical Area and Major Customer Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

We measure the profitability and financial performance of our operating segments, based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) unrealized gains and losses due to changes in the fair value of derivative instruments; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting; (g) restructuring (charges) recoveries — net; (h) gains or losses on disposals of fixed assets and businesses; (i) corporate selling, general and administrative expenses; (j) gains and losses on corporate derivative instruments and exchange items; (k) litigation settlement — net of insurance recoveries; (l) provision or benefit for taxes on income; and (m) cumulative effect of accounting change — net of tax.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements for the year ended December 31, 2005, except the operating segments include our proportionate share of net sales, expenses, assets and liabilities of our non-consolidated affiliates accounted for using the equity method, since they are managed within each operating segment.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In our condensed consolidated statements of income (loss), changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash in that period.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Selected Segment Financial Information

The following tables present selected segment financial information as of and for the three months and six months ended June 30, 2006 and 2005 (in millions).

					Adjustment to
					Eliminate
As of and for the Three	North			South	Proportional	Corporate
Months Ended June 30, 2006	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$992	$922	$453	$201	$(4)	$—	$2,564
Intersegment sales	1	—	5	11	—	(17)	—
Regional Income	25	80	27	44	—	—	176
Depreciation and amortization	18	24	13	11	(8)	1	59
Capital expenditures	10	9	8	8	(2)	1	34
Total assets	1,617	2,501	1,076	803	(94)	94	5,997

					Adjustment to
					Eliminate
As of and for the Three	North			South	Proportional	Corporate
Months Ended June 30, 2005	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$841	$833	$359	$143	$(4)	$—	$2,172
Intersegment sales	—	9	2	14	—	(25)	—
Regional Income	35	55	27	24	—	—	141
Depreciation and amortization	18	25	12	11	(8)	—	58
Capital expenditures	9	15	7	5	(3)	1	34
Total assets	1,459	2,186	985	761	(80)	54	5,365

					Adjustment to
					Eliminate
As of and for the Six	North			South	Proportional	Corporate
Months Ended June 30, 2006	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$1,887	$1,748	$847	$410	$(9)	$—	$4,883
Intersegment sales	1	—	8	18	—	(27)	—
Regional Income	83	137	52	85	—	—	357
Depreciation and amortization	36	47	27	22	(17)	2	117
Capital expenditures	18	18	9	12	(5)	3	55
Total assets	1,617	2,501	1,076	803	(94)	94	5,997

					Adjustment to
					Eliminate
As of and for the Six	North			South	Proportional	Corporate
Months Ended June 30, 2005	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$1,664	$1,639	$697	$291	$(7)	$—	$4,284
Intersegment sales	1	28	5	30	—	(64)	—
Regional Income	87	109	57	62	—	—	315
Depreciation and amortization	36	51	25	22	(17)	—	117
Capital expenditures	17	22	10	8	(2)	4	59
Total assets	1,459	2,186	985	761	(80)	54	5,365

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table presents the reconciliations from Total Regional Income to Net income (loss) for the three months and six months ended June 30, 2006 and 2005 (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total Regional Income	$176	$141	$357	$315
Interest expense and amortization of debt issuance costs	(54)	(50)	(105)	(106)
Unrealized losses due to changes in the fair value of derivative instruments	(37)	(61)	(36)	(42)
Depreciation and amortization	(59)	(58)	(117)	(117)
Minority interests’ share	(4)	(5)	(4)	(10)
Adjustment to eliminate proportional consolidation (A)	(9)	(8)	(17)	(18)
Restructuring (charges) recoveries — net	(2)	1	(3)	3
Impairment charges on long-lived assets	—	(1)	—	(1)
Gains (losses) on disposals of fixed assets and businesses — net	—	10	(14)	11
Corporate selling, general and administrative expenses (B)	(29)	(14)	(55)	(30)
Gains and losses on corporate derivative instruments and exchange items — net (B)	4	45	8	47
Benefit (provision) for taxes on income (loss)	20	—	(82)	(30)

Net income (loss)	$6	$—	$(68)	$22

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income, the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our condensed consolidated and combined statements of income (loss). See Note 6 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions to our condensed consolidated and combined financial statements for further information.

(B)	These items are managed by our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters.

Information about Major Customers

All of our operating segments had net sales to Rexam Plc (Rexam), our largest customer and our only customer accounting for more than 10% of our total net sales. Net sales to Rexam and the percentages of our total net sales for the three months and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales to Rexam (in millions)	$331	$258	$663	$510

Percentage of total net sales	12.9%	11.9%	13.6%	11.9%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

19.	Supplemental Guarantor Information

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

The following information presents condensed consolidating and combined statements of income (loss) for the three months and six months ended June 30, 2006 and 2005, condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, and condensed consolidating and combined statements of cash flows for the six months ended June 30, 2006 and 2005 of the Parent, the Guarantors, and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

Novelis Inc.

Condensed Consolidating Statement of Income
(in millions)

	Three Months Ended June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$419	$2,173	$756	$(784)	$2,564

Cost of goods sold (exclusive of depreciation and amortization shown below)	405	2,074	709	(781)	2,407
Selling, general and administrative expenses	21	60	17	—	98
Depreciation and amortization	3	39	17	—	59
Research and development expenses	7	3	—	—	10
Restructuring charges (recoveries) — net	—	1	1	—	2
Interest expense and amortization of debt issuance costs — net	10	35	4	—	49
Equity in net income of affiliates	(29)	(4)	—	29	(4)
Other income — net	(8)	(36)	(3)	—	(47)

	409	2,172	745	(752)	2,574

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	10	1	11	(32)	(10)
Provision (benefit) for taxes on income (loss)	1	(7)	(14)	—	(20)

Income before minority interests’ share	9	8	25	(32)	10
Minority interests’ share	—	—	(4)	—	(4)

Net income	$9	$8	$21	$(32)	$6

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating and Combining Statement of Income (Loss)
(in millions)

	Three Months Ended June 30, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined

Net sales	$313	$1,778	$628	$(547)	$2,172

Cost of goods sold (exclusive of depreciation and amortization shown below)	303	1,624	580	(547)	1,960
Selling, general and administrative expenses	16	50	16	—	82
Depreciation and amortization	2	40	16	—	58
Research and development expenses	9	2	—	—	11
Restructuring charges (recoveries) — net	—	(1)	—	—	(1)
Impairment charges on long-lived assets	—	—	1	—	1
Interest expense and amortization of debt issuance costs — net	10	33	5	—	48
Equity in net income of affiliates	19	(2)	—	(19)	(2)
Other (income) expenses — net	(36)	45	1	—	10

	323	1,791	619	(566)	2,167

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(10)	(13)	9	19	5
Provision (benefit) for taxes on income (loss)	(10)	9	1	—	—

Income (loss) before minority interests’ share	—	(22)	8	19	5
Minority interests’ share	—	—	(5)	—	(5)

Net income (loss)	$—	$(22)	$3	$19	$—

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Income (Loss)
(in millions)

	Six Months Ended June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$789	$4,133	$1,429	$(1,468)	$4,883

Cost of goods sold (exclusive of depreciation and amortization shown below)	760	3,896	1,344	(1,458)	4,542
Selling, general and administrative expenses	34	123	33	—	190
Depreciation and amortization	7	77	33	—	117
Research and development expenses	13	6	—	—	19
Restructuring charges (recoveries) — net	—	1	2	—	3
Interest expense and amortization of debt issuance costs — net	21	67	9	—	97
Equity in net income of affiliates	(5)	(7)	—	5	(7)
Other (income) expenses — net	9	(104)	(1)	—	(96)

	839	4,059	1,420	(1,453)	4,865

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(50)	74	9	(15)	18
Provision for taxes on income (loss)	8	63	11	—	82

Income (loss) before minority interests’ share	(58)	11	(2)	(15)	(64)
Minority interests’ share	—	—	(4)	—	(4)

Net income (loss)	$(58)	$11	$(6)	$(15)	$(68)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating and Combining Statement of Income
(in millions)

	Six Months Ended June 30, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined

Net sales	$628	$3,521	$1,256	$(1,121)	$4,284

Cost of goods sold (exclusive of depreciation and amortization shown below)	612	3,195	1,158	(1,121)	3,844
Selling, general and administrative expenses	33	104	33	—	170
Depreciation and amortization	5	80	32	—	117
Research and development expenses	13	6	—	—	19
Restructuring charges (recoveries) — net	—	(3)	—	—	(3)
Impairment charges on long-lived assets	—	—	1	—	1
Interest expense and amortization of debt issuance costs — net	34	58	10	—	102
Equity in net income of affiliates	(37)	(4)	—	37	(4)
Other (income) expenses — net	(41)	13	4	—	(24)

	619	3,449	1,238	(1,084)	4,222

Income before provision (benefit) for taxes on income and minority interests’ share	9	72	18	(37)	62
Provision (benefit) for taxes on income	(13)	40	3	—	30

Income before minority interests’ share	22	32	15	(37)	32
Minority interests’ share	—	—	(10)	—	(10)

Net income	$22	$32	$5	$(37)	$22

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(in millions)

	As of June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$13	$67	$13	$—	$93
Accounts receivable — net of allowances
— third parties	71	853	395	—	1,319
— related parties	419	354	34	(779)	28
Inventories	64	959	386	(10)	1,399
Prepaid expenses and other current assets	3	71	12	—	86
Current portion of fair value of derivative instruments	—	171	8	—	179
Deferred income tax assets	1	—	7	—	8

Total current assets	571	2,475	855	(789)	3,112

Property, plant and equipment — net	118	1,276	761	—	2,155
Goodwill	—	26	200	—	226
Intangible assets — net	—	18	3	—	21
Investments	635	151	—	(635)	151
Fair value of derivative instruments — net of current portion	—	74	—	—	74
Deferred income tax assets	21	16	48	—	85
Other long-term assets	1,178	174	120	(1,299)	173

Total assets	$2,523	$4,210	$1,987	$(2,723)	$5,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$3	$1	$—	$4
Short-term borrowings
— third parties	—	62	—	—	62
— related parties	7	406	40	(453)	—
Accounts payable
— third parties	106	747	456	—	1,309
— related parties	88	205	75	(326)	42
Accrued expenses and other current liabilities	111	466	122	—	699
Deferred income tax liabilities	—	109	17	—	126

Total current liabilities	312	1,998	711	(779)	2,242

Long-term debt — net of current portion
— third parties	1,692	555	170	—	2,417
— related parties	—	1,064	235	(1,299)	—
Deferred income tax liabilities	23	149	15	—	187
Accrued post-retirement benefits	10	233	87	—	330
Other long-term liabilities	73	177	13	—	263

	2,110	4,176	1,231	(2,078)	5,439

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	155	—	155

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	427	—	—	—	427
Retained earnings/owner’s net investment	20	(153)	591	(448)	10
Accumulated other comprehensive income (loss)	(34)	187	10	(197)	(34)

Total shareholders’ equity	413	34	601	(645)	403

Total liabilities and shareholders’ equity	$2,523	$4,210	$1,987	$(2,723)	$5,997

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(in millions)

	As of December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$2	$34	$64	$—	$100
Accounts receivable — net of allowances
— third parties	67	689	342	—	1,098
— related parties	381	318	22	(688)	33
Inventories	49	769	310	—	1,128
Prepaid expenses and other current assets	2	55	9	—	66
Current portion of fair value of derivative instruments	—	186	8	—	194
Deferred income tax assets	—	—	8	—	8

Total current assets	501	2,051	763	(688)	2,627

Property, plant and equipment — net	121	1,297	742	—	2,160
Goodwill	—	25	186	—	211
Intangible assets — net	—	18	3	—	21
Investments	729	144	—	(729)	144
Fair value of derivative instruments — net of current portion	—	90	—	—	90
Deferred income tax assets	8	5	32	—	45
Other long-term assets	1,129	173	119	(1,243)	178

Total assets	$2,488	$3,803	$1,845	$(2,660)	$5,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$2	$1	$—	$3
Short-term borrowings
— third parties	—	23	4	—	27
— related parties	45	409	17	(471)	—
Accounts payable
— third parties	76	442	348	—	866
— related parties	62	152	41	(217)	38
Accrued expenses and other current liabilities	105	411	125	—	641
Deferred income tax liabilities	—	26	—	—	26

Total current liabilities	288	1,465	536	(688)	1,601

Long-term debt — net of current portion
— third parties	1,742	640	218	—	2,600
— related parties	—	1,017	226	(1,243)	—
Deferred income tax liabilities	—	176	10	—	186
Accrued post-retirement benefits	9	213	83	—	305
Other long-term liabilities	16	163	13	—	192

	2,055	3,674	1,086	(1,931)	4,884

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	159	—	159

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	425	—	—	—	425
Retained earnings	92	—	—	—	92
Accumulated other comprehensive income (loss)	(84)	131	(21)	(110)	(84)
Owner’s net investment	—	(2)	621	(619)	—

Total shareholders’ equity	433	129	600	(729)	433

Total liabilities and shareholders’ equity	$2,488	$3,803	$1,845	$(2,660)	$5,476

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(in millions)

	Six Months Ended June 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by operating activities	$131	$49	$37	$(158)	$59

INVESTING ACTIVITIES
Capital expenditures	(5)	(32)	(18)	—	(55)
Disposal of business — net	(7)	—	—	—	(7)
Proceeds from sales of assets	—	3	—	—	3
Proceeds from loans receivable — net
— related parties	20	1	—	(5)	16
Changes in investment in and advances to non-consolidated affiliates	—	3	—	—	3
Net proceeds from settlement of derivative instruments	—	164	(7)	—	157

Net cash provided by (used in) investing activities	8	139	(25)	(5)	117

FINANCING ACTIVITIES
Proceeds from issuance of new debt
— third parties	—	—	20	—	20
— related parties	—	55	—	(55)	—
Principal repayments
— third parties	(50)	(87)	(72)	—	(209)
— related parties	(40)	(20)	—	60	—
Short-term borrowings — net
— third parties	—	38	(4)	—	34
— related parties	(20)	—	20	—	—
Dividends — preference shareholder	—	(12)	—	12	—
Dividends — common shareholders	(14)	(130)	(16)	146	(14)
Dividends — minority interests	—	—	(14)	—	(14)
Debt issuance costs	(4)	—	—	—	(4)

Net cash used in financing activities	(128)	(156)	(66)	163	(187)

Net increase (decrease) in cash and cash equivalents	11	32	(54)	—	(11)
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	3	—	4
Cash and cash equivalents — beginning of period	2	34	64	—	100

Cash and cash equivalents — end of period	$13	$67	$13	$—	$93

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating and Combining Statement of Cash Flows
(in millions)

	Six Months Ended June 30, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined

OPERATING ACTIVITIES
Net cash provided by operating activities	$64	$240	$13	$(86)	$231

INVESTING ACTIVITIES
Capital expenditures	(7)	(34)	(18)	—	(59)
Proceeds from sales of assets	—	1	8	—	9
Proceeds from loans receivable — net
— third parties	—	4	15	—	19
— related parties	(990)	(108)	(119)	1,581	364
Share repurchase — intercompany	400	—	—	(400)	—
Premiums paid to purchase derivative instruments	—	(18)	—	—	(18)
Net proceeds from settlement of derivative instruments	45	40	3	—	88

Net cash provided by (used in) investing activities	(552)	(115)	(111)	1,181	403

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	1,875	825	50	—	2,750
— related parties	40	1,288	253	(1,581)	—
Principal repayments	(1,276)	(1,443)	(91)	—	(2,810)
Short-term borrowings — net
— third parties	2	(58)	(96)	—	(152)
— related parties	(172)	(147)	17	—	(302)
Share repurchase — intercompany	—	(400)	—	400	—
Dividends — preference shareholder	—	—	(7)	7	—
Dividends — common shareholders	(14)	(77)	(2)	79	(14)
Dividends — minority interests	—	—	(7)	—	(7)
Net receipts from (payments to) Alcan	100	(21)	(7)	—	72
Debt issuance costs	(49)	(22)	—	—	(71)

Net cash provided by (used in) financing activities	506	(55)	110	(1,095)	(534)

Net increase in cash and cash equivalents	18	70	12	—	100
Effect of exchange rate changes on cash balances held in foreign currencies	—	(3)	(1)	—	(4)
Cash and cash equivalents — beginning of period	—	12	19	—	31

Cash and cash equivalents — end of period	$18	$79	$30	$—	$127

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Alcan” refer to Alcan, Inc.

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the construction and industrial, beverage and food cans, foil products and transportation markets. As of June 30, 2006, we had operations on four continents: North America; Europe; Asia and South America, through 34 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated products in all of these geographic regions.

Unless otherwise specifically identified as the “original Form 10-K”, any references to the Form 10-K made throughout this document shall refer to the Form 10-K filed with the SEC on August 25, 2006, as amended.

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the three months and six months ended June 30, 2006 are presented briefly below. Each is discussed in further detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

•	We had net sales of $2.6 billion and net income of $6 million, or $0.08 per share for our quarter ended June 30, 2006, compared to net sales of $2.2 billion and no net income or earnings per share (breakeven results) for the second quarter of 2005. We had net sales of $4.9 billion and a net loss of $68 million, or $(0.92) per share for the six months ended June 30, 2006, compared to net sales of $4.3 billion and net income of $22 million, or $0.30 per share for the six months ended June 30, 2005.

•	Total rolled products shipments increased from 730 kilotonnes (kt) in the second quarter of 2005 to 753kt in the second quarter of 2006, while ingot products shipments declined from 71kt to 47kt in those same periods. Total rolled products shipments increased from 1,443kt for the six months ended June 30, 2005 to 1,494kt for the six months ended June 30, 2006, while ingot products shipments declined from 128kt to 88kt in those same periods.

•	Through strong operating cash flows, we reduced our total debt by $44 million during the second quarter of 2006 and by $147 million through the six months ended June 30, 2006, which was in excess of our required principal payment obligations.

•	London Metal Exchange (LME) pricing for aluminum (metal) was an average of 48% higher during the second quarter of 2006 than the same period for 2005, and an average of 37% higher during the six months ended June 30, 2006 than the same period for 2005.

•	Net sales for the second quarter and six months ended June 30, 2006 increased 18% and 14%, respectively, compared to the same 2005 periods due mainly to the rise in LME prices. However, the benefit of higher LME prices on our net sales was limited by metal price ceilings in sales contracts representing approximately 20% of our estimated total shipments. During the second quarter and first six months of 2006, we were unable to pass through approximately $140 million and $235 million, respectively, of metal price increases associated with sales under these contracts. The metal price ceilings are discussed in more detail below.

•	During the second quarter and first six months of 2006, we incurred expenses of approximately $13 million and $23 million, respectively, associated with the restatement of our condensed consolidated and combined financial statements for our first and second quarters of 2005 (filed May 16, 2006) and our review process, and as a result of our delayed filings. In addition, we had previously incurred approximately $7 million during the fourth quarter of 2005, for a total of approximately $30 million in expenses through June 30, 2006, and we expect to continue to incur these expenses until, among other things, we are current with our filings with the United States Securities and Exchange Commission (SEC). The restatement and review process and delayed filings are discussed in more detail below.

•	During the second quarter and six months ended June 30, 2006, we recognized pre-tax gains of $41 million and $95 million, respectively, related to changes in fair value of derivative instruments. These amounts are included in Other (income) expenses — net. Regional Income includes approximately $76 million and $131 million of cash-settled derivative gains for the second quarter and six months ended June 30, 2006, respectively. These derivative instruments and the related accounting are discussed in more detail below.

•	For the second quarter and six months ended June 30, 2006, our provision (benefit) for taxes on income (loss) was ($20) and $82 million, respectively. These amounts exceeded the provision (benefit) at the Canadian statutory rate due primarily to (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of foreign currency gains or losses with no pre-tax effect, (2) changes in valuation allowances and (3) foreign rate differences. Cash taxes paid during the second quarter and six months ended June 30, 2006 were $7 million and $19 million, respectively.

For the remainder of 2006, we expect to record an income tax benefit based on our estimated pre-tax loss.

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

Sales contracts representing approximately 20% of our estimated total shipments for 2006 provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. During the second quarter and six months ended June 30, 2006, we were unable to pass through approximately $140 million and $235 million, respectively, of metal price increases associated with sales under these contracts.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options and/or synthetic call options on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September of 2006, we began purchasing synthetic call options, which are purchases of both fixed forward derivative instruments and put options, to hedge our exposure to further metal price increases in 2007.

For accounting purposes, we do not treat all derivative instruments as hedges under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further earnings volatility as a result. In our condensed consolidated statements of income (loss), changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash in that period.

At current prices, we have not fully covered our exposure relative to the metal price ceilings with the three hedging strategies described above. This is primarily a result of (i) not being able to purchase affordable call options or fixed forward derivative instruments with strike prices that directly coincide with the metal price ceilings and (ii) our recycling operations are providing less internal hedge than we previously expected, as the spread between UBC prices and LME prices has not increased at the levels we projected internally. We do expect incremental improvement in 2007 over 2006, however, as our net sales under contracts with price ceilings decreases to approximately 10% of total estimated shipments in 2007.

METAL PRICE LAG

On certain contracts we experience timing differences on the pass through of changing aluminum prices based on the difference in the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices we benefit from this timing difference while the opposite is true in periods of declining prices. We refer to this timing difference as metal price lag, and as a result of rising prices during the second quarter and first six months of 2006, we realized pre-tax benefits of $35 million and $77 million, respectively. During the third quarter of 2006, we began selling short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices.

In Europe, certain contracts contain fixed metal prices for periods of time such as one to three years. In some cases, this can result in a negative impact on net sales as metal prices increase because the prices are fixed at historical levels. We enter into forward metal purchases simultaneously with these contracts that directly hedge the economic risk of future metal price fluctuation. This impact has been included in the metal price lag effect described above, without regard to the fixed forward instruments purchased to offset this risk. The net sales and Regional Income impacts are described more fully in the Operations and Segment Review for our Europe operating segment.

RESTATEMENT AND REVIEW AND DELAYED FILINGS

We restated our condensed consolidated and combined financial statements for our quarters ended March 31, 2005 and June 30, 2005. The restatement and review process included an extensive review of the contingencies, reserves and adjustments made to create our opening balance sheet as of January 6, 2005.

During the second quarter and for the six months ended June 30, 2006, we incurred expenses of approximately $13 million and $23 million, respectively, associated with the restatement and review process and as a result of our delayed filings. We had previously incurred approximately $7 million during the fourth quarter of 2005 for a total of approximately $30 million in expenses through June 30, 2006. These expenses include professional fees, audit fees, credit waiver and consent fees, and additional special interest on our $1.4 billion 7.25% senior unsecured debt securities due 2015 (Senior Notes), which we will continue to incur until, among other things, we are current with our SEC filings and complete our registered exchange offer for our Senior Notes.

As a result of the restatement and review process, certain filings were delayed, including this quarterly report on Form 10-Q.

INTERNAL CONTROLS

The financial restatement and review we commenced in fiscal 2005 that continued into fiscal 2006 identified the need for substantial improvement in our financial accounting and control personnel, processes and reporting. We previously reported and continue to report that we have material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of the end of fiscal 2005 and the second quarter of 2006. We are working to remediate these weaknesses to enable us to timely and accurately prepare and file our reports with the SEC. We expect to continue to implement significant process improvements and add substantially to our permanent financial and accounting staff throughout the coming quarters. See Item 4. Controls and Procedures.

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

OPERATIONS AND SEGMENT REVIEW

The following discussion and analysis is based on our condensed consolidated and combined statements of income (loss), which reflect our results of operations for the quarter and six months ended June 30, 2006 and 2005, as prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

The following tables present our shipments, our operating results and certain other information relevant to our business for the quarter and six months ended June 30, 2006 and 2005, as well as the percent change from period to period.

	Second Quarter		Percent	Six Months		Percent
Periods Ended June 30,	2006	2005	Change	2006	2005	Change

Shipments — in kilotonnes (A)
Rolled products, including tolling (the conversion of customer-owned metal)	753	730	3%	1,494	1,443	4%
Ingot products, including primary and secondary ingot and recyclable aluminum (B)	47	71	(34)%	88	128	(31)%

Total shipments	800	801	—%	1,582	1,571	1%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Ingot products shipments include primary ingot in Brazil, foundry products sold in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum sales made for logistical purposes.

	Second Quarter		Percent	Six Months		Percent
	2006	2005	Change	2006	2005	Change
	($ in millions)

Operating Results
Net sales	$2,564	$2,172	18%	$4,883	$4,284	14%

Cost and expenses
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,407	1,960	23%	4,542	3,844	18%
Selling, general and administrative expenses	98	82	20%	190	170	12%
Depreciation and amortization	59	58	2%	117	117	—%
Research and development expenses	10	11	(9)%	19	19	—%
Restructuring charges (recoveries) — net	2	(1)	300%	3	(3)	200%
Impairment charges on long-lived assets	—	1	(100)%	—	1	(100)%
Interest expense and amortization of debt issuance costs — net	49	48	2%	97	102	(5)%
Equity in net income of non-consolidated affiliates	(4)	(2)	100%	(7)	(4)	75%
Other (income) expenses — net	(47)	10	570%	(96)	(24)	300%

	2,574	2,167	19%	4,865	4,222	15%

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(10)	5	(300)%	18	62	(71)%
Provision (benefit) for taxes on income (loss)	(20)	—	n.m.	82	30	173%

Income (loss) before minority interests’ share	10	5	100%	(64)	32	(300)%
Minority interests’ share	(4)	(5)	(20)%	(4)	(10)	(60)%

Net income (loss)	$6	$—	n.m.	$(68)	$22	(409)%

n.m. — calculation not meaningful

			Percent
	2006	2005	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of June 30,	$2,551	$1,716	49%
Average cash price during the quarters ended June 30,	$2,652	$1,790	48%
Average cash price during the six months ended June 30,	$2,534	$1,844	37%

			Dollar			Dollar
	Second Quarter		Strengthen/	Six Months		Strengthen/
Periods Ended June 30,	2006	2005	(Weaken)	2006	2005	(Weaken)

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per Euro	1.275	1.246	(2)%	1.241	1.278	3%
Brazilian real per U.S. dollar	2.185	2.430	(10)%	2.176	2.525	(14)%
South Korean won per U.S. dollar	946	1,012	(7)%	956	1,013	(6)%
Canadian dollar per U.S. dollar	1.113	1.245	(11)%	1.131	1.236	(8)%

	Second Quarter		Percent	Six Months		Percent
Periods Ended June 30,	2006	2005	Change	2006	2005	Change

New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude
Average settlement price (per barrel)	$67.25	$46.49	45%	$64.86	$45.52	42%
Natural Gas
Average Henry Hub contract settlement price (per MMBTU)	$6.78	$6.73	1%	$7.88	$6.50	21%

(A)	One MMBTU is the equivalent of one decatherm, or one million BTUs (British Thermal Units).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005

Shipments

We had increased shipments of rolled products in the second quarter of 2006 compared to 2005 due primarily to increased orders in the North American and South American can markets of 11kt and 9kt, respectively. The increase in can market shipments in South America was partially offset by lower shipments of industrial products and foil products in that segment. The remainder of the global increase in rolled products shipments was in Europe where sales into all product groups other than foil increased.

The reduction in ingot products shipments was attributable primarily to our European operations where primary re-melt sales declined by 18kt. In addition, the closing of our Borgofranco casting alloys business in the first quarter of 2006 resulted in 11kt of lower shipments in the second quarter of 2006, as compared to the second quarter of 2005.

Net sales

Higher net sales in the second quarter of 2006 compared to 2005 resulted primarily from the increase in LME metal prices, which were 48% higher on average during the second quarter of 2006 compared to the same 2005 quarter. Metal represents approximately 60% — 70% of the sales value of our products. Net sales was adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $140 million of metal price increases in the second quarter of 2006. In comparison, we were unable to pass through approximately $20 million of metal price increases in the second quarter of 2005.

Costs and expenses

The following table presents our costs and expenses for the quarters ended June 30, 2006 and 2005, in dollars and expressed as percentages of net sales.

	Second Quarter
	2006		2005
		% of		% of
	$ in millions	Net Sales	$ in millions	Net Sales

Cost of goods sold (exclusive of depreciation and amortization)	$2,407	93.9%	$1,960	90.2%
Selling, general and administrative expenses	98	3.8%	82	3.8%
Depreciation and amortization	59	2.3%	58	2.7%
Research and development expenses	10	0.4%	11	0.5%
Restructuring charges (recoveries) — net	2	0.1%	(1)	—%
Impairment of long-lived assets	—	—%	1	—%
Interest expense and amortization of debt issuance costs — net	49	1.9%	48	2.2%
Equity in net income of non-consolidated affiliates	(4)	(0.2)%	(2)	(0.1)%
Other (income) expenses — net	(47)	(1.8)%	10	0.5%

	$2,574	100.4%	$2,167	99.8%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in dollar terms is primarily due to the impact of higher LME prices. As a percentage of net sales, cost of goods sold was adversely impacted due to price ceilings on certain can contracts, which limited our ability to pass through approximately $140 million of metal price increases during the second quarter of 2006 as described above. In comparison, we were unable to pass through approximately $20 million of metal price increases during the second quarter of 2005. Further, during the second quarter of 2006 we experienced adverse impacts from higher energy and transportation costs in all regions except South America, compared to the same period in 2005.

Selling, general and administrative expenses (SG&A).  SG&A in 2006 exceeds 2005 due primarily to higher corporate costs, which included approximately $8 million of legal and professional fees incurred as a result of the restatement and review process and delayed filings, and $4 million related to severance for certain corporate executives.

Interest expense and amortization of debt issuance costs — net.  Interest expense increased quarter over quarter primarily as a result of (1) penalty interest we incurred during the second quarter of 2006 due to the late filing of our financial statements and (2) higher interest rates on our remaining variable rate debt, which were partially offset by lower interest expense due to reduced debt levels in 2006 compared to 2005.

Other (income) expenses — net.  The reconciliation of the difference between the quarters is shown below (in millions):

Other
(Income)
Expenses — Net

Other (income) expenses — net for the quarter ended June 30, 2005	$10

Gains of $41 million on the change in fair value of derivative instruments in 2006, compared to losses of $7 million in 2005	(48)
Gain on disposal of fixed assets — net in 2005 of $10 million	10
Exchange gains of $5 million in 2006 compared to losses of $17 million in 2005	(22)
Other — net	3

Other (income) expenses — net for the quarter ended June 30, 2006	$(47)

Provision (Benefit) for Taxes on Income (Loss)

For the second quarter of 2006, we recorded a $20 million benefit for taxes on our pre-tax loss of $14 million, before equity in net income of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 143%. Our effective tax rate is greater than the Canadian statutory rate of 33% due primarily to (1) $24 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $29 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions and (3) an $8 million benefit from expense/income items with no tax effect — net.

For the second quarter of 2005, we had no provision for taxes on our pre-tax income of $3 million, before equity in net income of non-consolidated affiliates and minority interests’ share.

Net Income

We reported net income of $6 million for the quarter ended June 30, 2006, or $0.08 per share, compared to no net income or earnings per share (breakeven results) for the quarter ended June 30, 2005.

OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005

Regional Income

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

Our chief operating decision-maker uses regional financial information in deciding how to allocate resources to an individual segment, and in assessing performance of the segment. Novelis’ chief operating decision-maker is its chief executive officer.

We measure the profitability and financial performance of our operating segments, based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) unrealized gains and losses due to changes in the fair value of derivative instruments; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting; (g) restructuring (charges) recoveries — net; (h) gains or losses on disposals of fixed assets and businesses; (i) corporate selling, general and administrative expenses; (j) gains and losses on corporate derivative instruments and exchange items; (k) litigation settlement — net of insurance recoveries; (l) provision or benefit for taxes on income; and (m) cumulative effect of accounting change — net of tax.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In our condensed consolidated and combined statements of income (loss), changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash in that period.

Reconciliation

The following table presents Regional Income by operating segment and reconciles Total Regional Income to Net income (in millions).

	Second Quarter
	2006	2005

Regional Income
North America	$25	$35
Europe	80	55
Asia	27	27
South America	44	24

Total Regional Income	176	141
Interest expense and amortization of debt issuance costs	(54)	(50)
Unrealized losses due to changes in the fair value of derivative instruments	(37)	(61)
Depreciation and amortization	(59)	(58)
Minority interests’ share	(4)	(5)
Adjustment to eliminate proportional consolidation (A)	(9)	(8)
Restructuring (charges) recoveries — net	(2)	1
Impairment charges on long-lived assets	—	(1)
Gains on disposals of fixed assets and businesses	—	10
Corporate selling, general and administrative expenses (B)	(29)	(14)
Gains on corporate derivative instruments and exchange items — net (B)	4	45
Benefit for taxes on income (loss)	20	—

Net income	$6	$—

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income (loss), the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our consolidated and combined statements of income (loss). See Note 6 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions to our condensed consolidated and combined financial statements for further information about these non-consolidated affiliates.

(B)	These items are managed by our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters.

OPERATING SEGMENT RESULTS

North America

As of June 30, 2006, North America manufactured aluminum sheet and light gauge products through 10 aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America for the quarters ended June 30, 2006 and 2005.

	Second Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	298	283	5.3%
Ingot products	25	24	4.2%

Total shipments	323	307	5.2%

Net sales	$992	$841	18.0%
Regional Income	$25	$35	(28.6)%
Total assets	$1,617	$1,459	10.8%

Shipments

Rolled products shipments increased by 11kt due to increased orders in the can market in the second quarter of 2006 and by 4kt as we increased our customer base in the original equipment (OEM)/distributor market. In the light gauge finstock market, we experienced a movement from automotive to non-automotive shipments as we continued to optimize our product portfolio.

Net sales

Net sales increases in the second quarter of 2006 compared to 2005 were driven primarily by metal prices, which were 48% higher on average in the second quarter of 2006 compared to 2005, and higher shipments discussed above. Increases in metal prices are largely passed through to customers. However, the pass through of metal price increases to our customers was limited in cases where metal price ceilings were exceeded. This factor unfavorably impacted North America net sales in the second quarter of 2006 by approximately $140 million. In 2005 we were unable to pass through approximately $20 million of metal price increases for a net quarter-over-quarter unfavorable impact of $120 million.

Regional Income

As described above, the net unfavorable impact of metal price ceilings was $120 million which reduced 2006 Regional Income as compared to 2005. This was offset by $45 million of gains from the cash settlement of call options recognized during the second quarter of 2006 and $49 million from the benefit of metal price lag in 2006. Additionally, higher UBC spreads, increased volume and operational improvements contributed approximately $26 million to Regional Income in 2006 as compared to 2005. These improvements were partially offset by higher energy and transportation costs of $10 million.

Total assets

Total assets increased primarily due to the increase in metal prices, which impacted both inventories and accounts receivable.

Europe

As of June 30, 2006, Europe provided European markets with value-added sheet and light gauge products through its 14 plants, including one recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic and painted products.

The following table presents key financial and operating information for Europe for the quarters ended June 30, 2006 and 2005.

	Second Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	266	263	1.1%
Ingot products	3	30	(90.0)%

Total shipments	269	293	(8.2)%

Net sales	$922	$833	10.7%
Regional Income	$80	$55	45.5%
Total assets	$2,501	$2,186	14.4%

Shipments

Rolled products shipments increased slightly during the second quarter of 2006 compared to the same quarter of 2005. Increased shipments in all product groups other than foil more than offset an 11kt decline in foil and a 7kt decline in shipments due to the sale of our Annecy plant in March 2006. Ingot products shipments decreased 11kt due to the closing of our Borgofranco facility during the first quarter of 2006, with the remaining decline in ingot products shipments due to lower primary re-melt sales.

Net sales

Net sales increased primarily as a result of the 48% increase in average LME metal price, which was partially offset by the reduction in shipments described above and by unfavorable metal price lag.

Regional Income

Compared to 2005, Regional Income was impacted in the second quarter of 2006 by a number of factors. First, as compared to 2005, Regional Income in 2006 was unfavorably impacted by $29 million due to sales to certain customers at previously fixed forward prices. This negative impact was directly offset by $29 million of cash-settled derivative gains related to forward LME purchases entered into back-to-back with the customer contracts. Metal price lag related to inventory processing time favorably impacted 2006 by approximately $11 million. Second, 2006 was favorably impacted by the closing of our Borgofranco facility, which incurred losses of $3 million in 2005, currency benefits of $5 million and other operational improvements of approximately $13 million. These benefits were partially offset by higher energy costs of approximately $7 million in 2006 as compared to 2005.

Total assets

Total assets increased primarily due to the increase in metal prices, which impacted both inventories and accounts receivable.

Asia

As of June 30, 2006, Asia operated three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The following table presents key financial and operating information for Asia for the quarters ended June 30, 2006 and 2005.

	Second Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	123	123	—%
Ingot products	13	10	30.0%

Total shipments	136	133	2.3%

Net sales	$453	$359	26.2%
Regional Income	$27	$27	—%
Total assets	$1,076	$985	9.2%

Shipments

Rolled products shipments were flat quarter over quarter while ingot products shipments were higher due to increased regional automotive demand.

Net sales

Net sales for the second quarter of 2006 were higher than in 2005, as we experienced higher metal prices that we largely passed through to our customers.

Regional Income

Regional Income benefited from metal price lag of $5 million and higher volume in 2006 as compared to 2005. However, these benefits were equally offset by higher employment, energy, and non-aluminum metal costs, combined with unfavorable currency fluctuations.

South America

As of June 30, 2006, South America operated two rolling plant facilities in Brazil along with two smelters, an alumina refinery, a bauxite mine and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage/food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating information for South America for the quarters ended June 30, 2006 and 2005.

	Second Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	66	61	8.2%
Ingot products	6	7	(14.3)%

Total shipments	72	68	5.9%

Net sales	$201	$143	40.6%
Regional Income	$44	$24	83.3%
Total assets	$803	$761	5.5%

Shipments

Total South America second quarter 2006 shipments increased due to local can market growth, which was up 9kt, partly offset by lower industrial products and foil shipments.

Net sales

The main drivers for the rise in net sales for the second quarter of 2006 over 2005 were the increase in LME prices, which are passed through to customers, higher shipping volume and a reduction in tolling sales.

Regional Income

In the second quarter of 2006, we benefited from rising LME metal prices because approximately 85% of our raw material input cost comes from our smelter, which has little to no correlation with LME metal price movements. This in combination with a slight negative impact from metal price lag resulted in a quarter over quarter benefit of $12 million. Regional Income for the second quarter of 2006 was also positively impacted by a $5 million physical inventory adjustment and a slight benefit from cash-settled derivative gains.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Shipments

We had increased shipments of rolled products in all four of our operating regions in the six months ended June 30, 2006 compared to the 2005 period. The largest increase was in North America, up 20kt, driven by increased orders in the can market. We also experienced increased shipments in the can market in Europe totaling 8kt and smaller increases in all other product groups, except our foil business which lost volume. In South America, can shipments increased by 14kt, which was partially offset by small reductions in shipments of industrial products to export markets and shipments of foil products. In Asia, shipments were up modestly on increased demand in can and light gauge products.

We experienced a decline in ingot shipments in three of our operating regions in 2006 compared to 2005. The main decrease was in Europe, driven by lower primary re-melt shipments and the closing of our Borgofranco casting alloys business in the first quarter of 2006.

Net sales

Higher net sales in the six months ended June 30, 2006 compared to the same 2005 period was primarily the result of an increase in LME metal pricing, which was 37% higher on average during the first six months of 2006 than the comparable 2005 period. Metal represents approximately 60% — 70% of the sales value of our products. Net sales for the first six months of 2006 was adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $235 million of metal price increases. During the comparable time period in 2005 we were unable to pass through approximately $45 million of metal price increases for a net unfavorable impact of $190 million.

Costs and expenses

The following table presents our costs and expenses for the six months ended June 30, 2006 and 2005, in dollars and expressed as percentages of net sales.

	Six Months Ended June 30,
	2006		2005
		% of		% of
	$ in millions	Net Sales	$ in millions	Net Sales

Cost of goods sold (exclusive of depreciation and amortization)	$4,542	93.0%	$3,844	89.7%
Selling, general and administrative expenses	190	3.9%	170	4.0%
Depreciation and amortization	117	2.4%	117	2.7%
Research and development expenses	19	0.4%	19	0.5%
Restructuring charges (recoveries) — net	3	—%	(3)	(0.1)%
Impairment of long-lived assets	—	—%	1	—%
Interest expense and amortization of debt issuance costs — net	97	2.0%	102	2.4%
Equity in net income of non-consolidated affiliates	(7)	(0.1)%	(4)	(0.1)%
Other income — net	(96)	(2.0)%	(24)	(0.5)%

	$4,865	99.6%	$4,222	98.6%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in dollar terms is primarily due to the impact of higher LME prices. As a percentage of net sales, cost of goods sold for the first six months of 2006 was adversely impacted due to price ceilings on certain can contracts, which limited our ability to pass through approximately $235 million of metal price increases as described above. During the comparable period in 2005, we were unable to pass through approximately $45 million of metal price increases. Further, we experienced adverse impacts from higher energy and transportation costs in all regions and unfavorable exchange rate impacts, most notably in South America.

Selling, general and administrative expenses (SG&A).  Included in SG&A for the six months ended June 30, 2005 are Novelis start-up costs of approximately $5 million which do not recur in 2006. Excluding these start-up costs, SG&A has increased during the first six months of 2006 as compared to the same time period in 2005 primarily because of higher corporate costs that include $16 million of legal and professional fees incurred in connection with the restatement and review process and delayed filings in 2006, and $4 million of severance associated with certain corporate executives.

Interest expense and amortization of debt issuance costs — net.  In 2005, we expensed $11 million in debt issuance fees on undrawn credit facilities during our first quarter, used to back up the Alcan notes we received in January 2005 as part of the spin-off. Excluding the debt issuance fees, interest expense increased in the six months ended June 30, 2006 over 2005 primarily as a result of (1) penalty interest we incurred during 2006 due to the late filing of our financial statements and (2) higher interest rates on our remaining variable rate debt, which was partially offset by lower interest expense as a result of reduced debt levels.

Other income — net.  The reconciliation of the difference between the periods is shown below (in millions):

Other
Income — Net

Other income — net for the six months ended June 30, 2005	$(24)

Gains of $95 million on the change in fair value of derivative instruments in 2006, compared to $17 million in 2005	(78)
Loss on disposal of business in 2006 of $15 million	15
Gain on disposal of fixed assets in 2006 of $1 million compared to gains of $11 million in 2005	10
Exchange gains of $10 million in 2006 compared to losses of $5 million in 2005	(15)
Other — net	(4)

Other income — net for the six months ended June 30, 2006	$(96)

Provision for Taxes on Income

Our provision for taxes on income of $82 million represented an effective tax rate of 745% for the six months ended June 30, 2006, compared to a provision for taxes on income of $30 million and an effective tax rate of 52% for the comparable six months of 2005.

For the six months ended June 30, 2006, our effective tax rate is greater than the Canadian statutory rate of 33% due primarily to (1) a $30 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (2) $37 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect and (c) the remeasurement of deferred income taxes and (3) a $15 million difference between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions.

For the six months ended June 30, 2005, our effective tax rate is greater than the Canadian statutory rate of 33% due primarily to a $12 million increase in valuation allowances, primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, partially offset by $7 million in tax benefits related to out-of-period adjustments.

Net Income (Loss)

We reported a net loss of $68 million for the six months ended June 30, 2006, or $(0.92) per share, compared to net income of $22 million, or $0.30 per share for the six months ended June 30, 2005. Net income for the six months ended June 30, 2005 included our consolidated net income of $51 million for the period from January 6, 2005 (the effective date of the spin-off) to June 30, 2005, and a combined loss of $29 million on the mark-to-market of derivative instruments, primarily with Alcan, for the period from January 1 to January 5, 2005, prior to the spin-off.

OPERATING SEGMENT REVIEW FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Reconciliation

The following table presents Regional Income by operating segment and reconciles Total Regional Income to Net income (loss) (in millions).

	Six Months Ended
	June 30,
	2006	2005

Regional Income
North America	$83	$87
Europe	137	109
Asia	52	57
South America	85	62

Total Regional Income	357	315
Interest expense and amortization of debt issuance costs	(105)	(106)
Unrealized losses due to changes in the fair value of derivative instruments	(36)	(42)
Depreciation and amortization	(117)	(117)
Minority interests’ share	(4)	(10)
Adjustment to eliminate proportional consolidation (A)	(17)	(18)
Restructuring (charges) recoveries — net	(3)	3
Impairment charges on long-lived assets	—	(1)
Gains (losses) on disposals of fixed assets and businesses	(14)	11
Corporate selling, general and administrative expenses (B)	(55)	(30)
Gains and losses on corporate derivative instruments and exchange items — net (B)	8	47
Provision for taxes on income	(82)	(30)

Net income (loss)	$(68)	$22

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income (loss), the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our consolidated and combined statements of income (loss). See Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions to our condensed consolidated and combined financial statements for further information.

(B)	These items are managed by our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters.

OPERATING SEGMENT RESULTS

North America

The following table presents key financial and operating information for North America for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	587	567	3.5%
Ingot products	42	43	(2.3)%

Total shipments	629	610	3.1%

Net sales	$1,887	$1,664	13.4%
Regional Income	$83	$87	(4.6)%
Total assets	$1,617	$1,459	10.8%

Shipments

Shipments increased by 23kt due to increased orders in the can market during the six months ended June 30, 2006 and foil shipments increased by 3kt as we increased our market share. The remaining difference is primarily explained by lower shipments into the light gauge finstock and sheet automotive and distributor markets as we rationalized our product mix in these markets.

Net sales

North America net sales increases in the six months ended June 30, 2006 compared to 2005 were driven primarily by metal prices, which were 37% higher on average in 2006 compared to 2005. Increases in metal prices are largely passed through to customers. However, the pass through of metal price increases to our customers was limited in cases where metal price ceilings were exceeded. This factor unfavorably impacted North America net sales in the six months ended June 30, 2006 by approximately $235 million. During the comparable period of 2005, we were unable to pass through approximately $45 million of metal price increases for a net unfavorable impact of $190 million.

Regional Income

As described above, the net unfavorable impact of metal price ceilings was $190 million which reduced 2006 Regional Income as compared to 2005. This was partially offset by $91 million of gains from the cash settlement of call options recognized during the six months ended June 30, 2006 and $85 million from the benefit of metal price lag in 2006. Higher UBC spreads, increased volume, and operational improvements favorably impacted the first half of 2006 by $31 million as compared to 2005 which was partially offset by $21 million of higher energy and transportation costs.

Total assets

Total assets increased primarily due to the increase in metal prices, which impacted both inventories and accounts receivable.

Europe

The following table presents key financial and operating information for Europe for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	532	516	3.1%
Ingot products	11	50	(78.0)%

Total shipments	543	566	(4.1)%

Net sales	$1,748	$1,639	6.7%
Regional Income	$137	$109	25.7%
Total assets	$2,501	$2,186	14.4%

Shipments

Rolled products shipments increased due to higher can shipments of 8kt, combined with increases of 4kt in each of the painted, automotive sheet and plain markets driven by strong market demand. We also recorded higher shipments of 2kt in both the platestock and lithographic markets, and we increased hot rolled and cold rolled coil shipments, an intermediate product, by a total of 23kt. However, these increases were partially offset by lower foilstock shipments of 21kt and the sale of our Annecy operation in March 2006, which reduced shipments in the six months of 2006 by 10kt. Ingot products shipments declined due to lower re-melt shipments of 26kt and lower casting alloys shipments of 16kt due to the closing of our Borgofranco facility.

Net sales

Net sales increased primarily as a result of the 37% increase in average LME metal price which was partially offset by the reduction in total shipments described above and unfavorable metal price lag. Further, the weakening of the Euro, which was down 3% on average in the six months ended June 30, 2006 compared to 2005, had the effect of reducing net sales when converted into U.S. dollars.

Regional Income

Compared to 2005, Regional Income was impacted in 2006 by a number of factors. First, as compared to 2005, Regional Income was unfavorably impacted by $40 million due to sales to certain customers at previously fixed forward prices. This negative impact was directly offset by $40 million of cash-settled derivative gains related to forward LME purchases entered into back-to-back with the customer contracts. Metal price lag related to inventory processing time favorably impacted 2006 by approximately $21 million. Second, compared to 2005, the first six months of 2006 were favorably impacted by $25 million related to mix and other operational improvements. Third, Europe incurred approximately $5 million of Novelis start-up costs in 2005 that did not recur in 2006. Finally, these benefits were partially offset by an $18 million increase in energy costs and unfavorable currency effects of $5 million in 2006 as compared to 2005.

Total assets

Total assets increased primarily due to the increase in metal prices, which impacted both inventories and accounts receivable.

Asia

The following table presents key financial and operating information for Asia for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	241	237	1.7%
Ingot products	23	21	9.5%

Total shipments	264	258	2.3%

Net sales	$847	$697	21.5%
Regional Income	$52	$57	(8.8)%
Total assets	$1,076	$985	9.2%

Shipments

Rolled products shipments in the six months ended June 30, 2006 increased over 2005 driven by increased demand for can and industrial products. Ingot products shipments were higher due to increased regional automotive demand.

Net sales

Net sales increased primarily as a result of the 37% increase in average LME metal price which was largely passed through to customers and due to the increase in volume described above.

Regional Income

Regional Income for the six months ended June 30, 2006 was lower than the same period in 2005, due primarily to higher employment, energy, and non-aluminum metal costs and unfavorable currency fluctuations.

South America

The following table presents key financial and operating information for South America for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	134	123	8.9%
Ingot products	12	14	(14.3)%

Total shipments	146	137	6.6%

Net sales	$410	$291	40.9%
Regional Income	$85	$62	37.1%
Total assets	$803	$761	5.5%

Shipments

Can shipments for the six months ended June 30, 2006 increased by 14kt over 2005, with the main driver being local market growth. This growth was slightly offset by small reductions in shipments in the foil and industrial products markets.

Net sales

The main drivers for the rise in net sales for the six months ended June 30, 2006 over 2005 were the increase in LME prices, which are passed through to customers, higher shipping volume and by a reduction in tolling sales in 2006 compared to 2005.

Regional Income

In the six months ended June 30, 2006, we benefited from rising LME metal prices in two ways. First, the output from our smelters, representing approximately 85% of our raw material input cost, has little to no correlation with LME metal price movements. Second, we experienced favorable metal price lags resulting from price increases. These two impacts favorably impacted Regional Income by approximately $26 million. Other impacts to Regional Income include a stronger Brazilian real, which was on average 14% higher in the six months ended June 30, 2006 compared to 2005. This unfavorably impacted Regional Income by $20 million as the majority of sales are in U.S. dollars while local manufacturing costs are incurred in Brazilian real. In addition, we recognized expenses of approximately $5 million in 2005 associated with certain labor claims which unfavorably impacted Regional Income in the prior year. We also experienced higher energy costs of $4 million in the first half of 2006 but these costs were more than offset by a $5 million gain from the cash settlement of derivatives, a positive physical inventory adjustment of $5 million and other cost reductions.

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

The following tables show the reconciliation from Net cash provided by operating activities to Free cash flow for the six months ended June 30, 2006 and 2005, and the June 30, 2006 and December 31, 2005 balances of cash and cash equivalents (in millions).

	Six Months Ended June 30,
	2006	2005	Change

Net cash provided by operating activities	$59	$231	$(172)
Dividends	(28)	(21)	(7)
Capital expenditures	(55)	(59)	4
Premiums paid to purchase derivative instruments	—	(18)	18
Net proceeds from settlement of derivative instruments	157	88	69

Free cash flow	$133	$221	$(88)

	June 30,	December 31,
	2006	2005	Change

Cash and cash equivalents	$93	$100	$(7)

Net cash provided by operating activities was $59 million for the six months ended June 30, 2006, $172 million less than the $231 million provided in the comparable 2005 period. For a discussion of the factors in our operating results that impact Net cash provided by operating activities, including other non-cash items, refer to the discussion in “Operating Segment Review for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.”

Changes in assets and liabilities contributed $30 million to Net cash provided by operating activities for the six months ended June 30, 2006, which was $128 million less than the comparable 2005 period, when changes in assets and liabilities contributed net cash of $158 million. Included within the $30 million in changes in assets and liabilities for 2006 were positive net cash flows of $453 million from a net increase in trade payables and other current liabilities, substantially offset by negative net cash flows of $436 million from a net increase in accounts receivable and inventories. All other changes in assets and liabilities provided positive net cash flows of $13 million.

Free cash flow was $133 million for the six months ended June 30, 2006, $88 million less than the comparable 2005 period, directly attributable to the decrease in net cash provided by operating activities, more than half of which was offset by an increase in cash flows from derivative instrument activity.

Financing Activities

In the six months ended June 30, 2006, we reduced our total debt by a net amount of $147 million, paying down $137 million on our Floating rate Term Loan B; paying off in full our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008; and paying down $20 million of our $50 million 5.30% loan due in February 2008. We borrowed an additional $34 million on our $500 million revolving credit facility during the six months ended June 30, 2006. From December 31, 2005 to June 30, 2006, changes in foreign exchange rates had the effect of increasing our KRW denominated debt and our CHF denominated capital lease obligations by $6 million.

We have not finalized our financial results for the third quarter of 2006. Accordingly, the calculation of our borrowing availability under our $500 million revolving credit facility as of September 30, 2006 is not available, but based on currently available information, we believe our availability will be less than the approximately $300 million available as of June 30, 2006. However, we believe that this lower availability will still be sufficient to satisfy our working capital requirements throughout the remainder of the 2006 fiscal year.

To date, we have paid fees related to the five waiver and consent agreements under the credit agreement relating to our senior secured credit facilities of approximately $6 million, which are being amortized over the remaining life of the debt.

Our senior secured credit facilities include customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio.

On October 16, 2006, we amended the financial covenants to our senior secured credit facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios through the quarter ending March 31, 2008. If we had not amended these financial covenants, we would have been in violation of the minimum interest coverage ratio as of and for the quarter ended June 30, 2006. We also amended and modified other provisions of the senior secured credit facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and asset-backed securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying the higher applicable margins on our senior secured credit facilities and the higher unused commitment fees on our revolving credit facilities that were instated with the fourth waiver and consent agreement dated May 11, 2006. These increases will continue until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

The amended maximum total leverage, minimum interest coverage and minimum fixed charge coverage ratios for the period ended June 30, 2006 are 5.25 to 1; 2.5 to 1; and 1 to 1, respectively. We are in compliance with these financial covenants as of June 30, 2006. In addition, as described below, we previously obtained waivers from our lenders related to our inability to timely file our SEC reports.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfer of assets, certain consolidations or mergers and certain transactions with affiliates. Further, as discussed below under the caption “Impact of Late SEC Filings on our Debt Agreements,” we have received a notice of default under the indenture related to our failure to timely file this quarterly report on Form 10-Q.

As of June 30, 2006, we had entered into interest rate swaps to fix the 3-month London Interbank Offered Rate (LIBOR) interest rate on a total of $200 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.8% on $100 million through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in senior secured credit facilities, in addition to these interest rates. As of June 30, 2006, 75% of our debt was at fixed rates and 25% was at variable rates.

In the first quarter of 2006, we repaid our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008. In May 2006, a portion of the $50 million (KRW 51 billion) 5.30% fixed rate loan was refinanced into a KRW 19 billion ($20 million) short-term floating rate loan with an interest rate of 4.21% which was due and paid on June 30, 2006. We were in compliance with all debt covenants related to our Korean bank loans as of June 30, 2006.

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

Investing Activities

The following table presents information regarding our Net cash provided by investing activities for the six months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,
	2006	2005	Change
	($ in millions)

Proceeds from settlement of derivative instruments, less premiums paid to purchase derivative instruments	$157	$70	$87
Capital expenditures	(55)	(59)	4
Proceeds from loans receivable — net	16	383	(367)
Payments related to disposal of business	(7)	—	(7)
Changes in investment in and advances to non-consolidated affiliates	3	—	3
Proceeds from sales of assets	3	9	(6)

Net cash provided by investing activities	$117	$403	$(286)

For the first six months of 2005, $364 million of the proceeds from loans receivable — net represents proceeds received from Alcan related to the spin-off to retire loans due to Novelis entities.

The majority of our capital expenditures for both the 2006 and 2005 periods were invested in projects devoted to product quality, technology, productivity enhancements and undertaking small projects to increase capacity.

The following table presents additional information regarding our capital expenditures, depreciation and reinvestment rate for the six months ended June 30, 2006 and 2005. Reinvestment rate is defined as capital expenditures expressed as a percentage of depreciation and amortization expense.

	Six Months Ended
	June 30,
	2006	2005	Change
	($ in millions)

Capital expenditures	$55	$59	$(4)
Depreciation and amortization	$117	$117	$—
Reinvestment rate	47%	50%

Impact of Late SEC Filings on our Debt Agreements

The restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005 (filed on May 16, 2006) and our review process resulted in delays in the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2005 (filed on May 16, 2006), our 2005 Annual Report on Form 10-K (filed on August 25, 2006) our quarterly report on Form 10-Q for the first quarter of 2006 (filed September 15, 2006) and this quarterly report on Form 10-Q.

Senior Secured Credit Facilities

The terms of our $1.8 billion senior secured credit facilities require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the delays, we obtained a series of waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. The fourth waiver and consent agreement, dated May 10, 2006, extended the Form 10-Q filing deadlines for the first, second and third quarters of 2006 to October 31, 2006, November 30, 2006, and December 29, 2006, respectively. These extended filing deadlines were subject to acceleration to 30 days after the receipt of an effective notice of default under the indenture governing our Senior Notes relating to our inability to timely file such periodic reports with the SEC. We received an effective notice of default with respect to this Form 10-Q on August 24, 2006. However, on August 11, 2006 we entered into a fifth waiver and consent agreement which extended the accelerated filing deadline caused as a result of the receipt of the effective notice of default with respect to this Form 10-Q to October 22, 2006 and extended any accelerated filing deadlines that would be caused as a result of the receipt of an effective notice of default under the Senior Notes with respect to our Form 10-Q for the third quarter of 2006 to the earlier of 30 days after the receipt of any such notice of default and December 29, 2006 (as applicable).

The October 16, 2006 amendment to our senior secured credit facilities extends the higher applicable margins and unused commitment fee that were instated in connection with the fourth waiver and consent agreement. Specifically, we agreed to a 1.25% applicable margin for Term Loans maintained as Base Rate Loans, a 2.25% applicable margin for Term Loans maintained as Eurocurrency Rate Loans, a 1.50% applicable margin for Revolver Loans maintained as Base Rate Loans, a 2.50% applicable margin for Revolver Loans maintained as Eurocurrency Rate Loans and a 62.5 basis point commitment fee on the unused portion of the revolving credit facility, until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

On July 26, 2006, we entered into a Commitment Letter with Citigroup Global Markets Inc. (Citigroup) for backstop financing facilities in an amount up to $2.855 billion. We paid fees of approximately $4 million in conjunction with this commitment. The Commitment Letter was originally set to expire on October 2, 2006; however, it was amended to expire on October 31, 2006.

Senior Notes

Under the indenture governing the Senior Notes, we are required to deliver to the trustee a copy of our periodic reports filed with the SEC within the time periods specified by SEC rules. As a result of our receipt of an effective notice of default from the trustee on August 24, 2006 we were required to file this Form 10-Q by October 23, 2006 in order to prevent an event of default. By filing this quarterly report on Form 10-Q and furnishing a copy to the trustee, we cured this default.

OFF-BALANCE SHEET ARRANGEMENTS

Derivative Instruments

As of June 30, 2006, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 13 — Financial Instruments and Commodity Contracts to our condensed consolidated and combined financial statements.

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is currently remote, based on our monitoring of credit exposures.

In the first quarter of 2006 we implemented hedge accounting for certain of our cross-currency interest rate swaps with respect to intercompany loans to several European subsidiaries and forward foreign exchange contracts. As of June 30, 2006, we had $712 million of cross-currency interest rate swaps (Euro 475 million, British Pound (GBP) 62 million and Swiss Franc (CHF) 35 million) and $82 million ($190 million Brazilian real (BRL)) of forward foreign exchange contracts.

The Euro and GBP cross-currency interest rate swaps have been designated as net investment hedges, while the CHF cross-currency interest rates swap has been designated as a cash flow hedge. The forward foreign exchange contracts have been designated as cash flow hedges.

The fair values of our financial instruments and commodity contracts as of June 30, 2006 were as follows (in millions).

		As of June 30, 2006
	Maturity			Net Fair
	Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$9	$(14)	$(5)
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency interest rate swaps	2006 through 2015	5	(82)	(77)
Aluminum forward contracts	2006 through 2009	109	(11)	98
Aluminum call options	2006	70	—	70
Fixed price electricity contract	2016	55	—	55

		253	(107)	146
Less: current portion		179	(32)	147

		$74	$(75)	$(1)

Indirect Guarantees of Indebtedness of Others

The following table discloses our obligations under indirect guarantees of indebtedness of others as of June 30, 2006 (in millions).

	Maximum	Liability	Assets
	Potential Future	Carrying	Held for
Type of Entity	Payment	Value	Collateral

Wholly-Owned Subsidiaries	$16	$5	$—
Aluminium Norf GmbH	13	—	—

In 2004, we entered into a loan and a corresponding deposit-and-guarantee agreement for up to $90 million. As of June 30, 2006 and December 31, 2005, this arrangement had a balance of $80 million. We do not include the loan or deposit amounts in our consolidated balance sheets as the agreements include a legal right of setoff.

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006 and December 31, 2005, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and post-retirement benefit plans. During the six months ended June 30, 2006, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the six months ended June 30, 2006, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

RECENT ACCOUNTING STANDARDS

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 as of December 31, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. FASB Statement No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost. FASB Statement No. 158 requires prospective application and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. We will adopt FASB Statement No. 158 as of December 31, 2006. We are currently evaluating the potential impact of the adoption of FASB Statement No. 158 on our consolidated financial position, results of operations and cash flows.

In addition, FASB Statement No. 158 requires that a company measure defined benefit plan assets and obligations at its year-end balance sheet date. We currently use our year-end balance sheet date as our measurement date and, as a result, that new requirement will not affect us.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the potential impact of the adoption of FASB Interpretation No. 48 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows or do not apply to our operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this quarterly report on Form 10-Q include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, our metal price ceiling exposure, the effectiveness of our hedging programs, our business outlook for 2006, our efforts to return to a normal SEC reporting cycle by the end of 2006 and our efforts to improve our financial reporting processes and controls. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	relationships with, and financial and operating conditions of, our customers and suppliers;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	our ability to successfully negotiate with our customers to remove or limit metal price ceilings in our contracts;

•	the effectiveness of our metal hedging activities, including our internal used beverage can and smelter hedges;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the continued cooperation of regulatory authorities (including the Toronto Stock Exchange and New York Stock Exchange) with respect to extensions of our 2006 SEC filing deadlines.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC and are specifically incorporated by reference into this filing.

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

In addition, sales contracts representing approximately 20% of our total shipments for the three months and six months ended June 30, 2006 provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options and/or fixed forward derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September of 2006, we began purchasing synthetic call options, which are purchases of both fixed forward derivative instruments and put options, to hedge our exposure to further price increases in 2007.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2006 given a 10% change in the three-month LME price.

	Change in	Change in
	Rate/Price	Fair Value
		(in millions)

Aluminum Call Options	10%	$28
Aluminum Forward Contracts	10%	52

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In 2005, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase and futures contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of June 30, 2006, we have no outstanding derivative instruments related to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we have our own hydroelectric facilities that meet approximately 25% of our total electricity requirements for smelting operations. We have an existing long-term supply contract for certain electricity costs at fixed rates.

Rising energy costs worldwide, due to the volatility of supply and international geopolitical events, expose us to reduced operating profits as changes cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2006 given a 10% change in spot prices for energy contracts.

	Change in	Change in
	Rate/Price	Fair Value
		(In millions)

Electricity	10%	$13

Foreign Currency Exchange Risks

Exchange rate movements, particularly involving the Euro, the Canadian dollar, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe and Korea, where we have predominantly local currency selling prices and operating costs, we benefit as the Euro strengthens, but are adversely affected as the Euro weakens. In Korea, where we have local currency selling prices for local sales and U.S. dollar denominated selling prices for exports, we benefit slightly as the won weakens but are adversely affected as the won strengthens, due to a slightly higher percentage of exports compared to local sales. In Canada and Brazil, where we have predominantly U.S. dollar selling prices and local currency operating costs, we benefit as the local currencies weaken but are adversely affected as the local currencies strengthen. Foreign currency contracts may be used to hedge the economic exposures at our foreign operations.

It is our policy to minimize functional currency exposures within each of our key regional operating segments. As such, the majority of our foreign currency exposures are from either forecasted net sales or forecasted purchase commitments in non-functional currencies. Our most significant non-U.S. dollar functional currency operating segments are Europe and Asia, which have the Euro and the Korean won as their functional currencies, respectively. South America is U.S. dollar functional with Brazilian real transactional exposure.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2006 given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
		(In millions)

Currency measured against the U.S. dollar
Euro	10%	$60
Korean won	10%	26
Brazilian real	10%	17

Loans and investments in European operations have been hedged by cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million). The CHF swap is designated as a cash flow hedge and the remaining swaps are designated as net investment hedges. Loans from European operations have been hedged by cross-currency principal-only swaps (Euro 89 million). The principal-only swaps are accounted for as cash flow hedges.

The following table presents the estimated potential effect on the fair values of the cross-currency interest rate swaps as of June 30, 2006 given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
		(In millions)

Currency measured against the U.S. dollar
Euro	10%	$81

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on the $598 million of variable rate Term Loan B debt that has not been swapped into fixed interest rates as of June 30, 2006, our annual net income would be reduced by $0.5 million.

As of June 30, 2006, approximately 75% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2006 given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
		(In millions)

Interest Rate Swap contracts
North America	10%	$1
Asia	10%	—

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2006, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2006 and concluded that they were not effective as of June 30, 2006 as a result of (1) the continued existence of material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2005, and (2) the error in identifying one of our four most highly compensated executive officers, other than the chief executive officer, in our original 2005 Form 10-K. Notwithstanding the material weaknesses, management has concluded that our unaudited condensed consolidated and combined financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). Accordingly, and to the best of management’s knowledge, the unaudited condensed consolidated and combined financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Remediation measures for identified material weaknesses

Management, with Audit Committee oversight, has taken actions to remediate the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2005. These include but are not limited to the following:

1. We hired a new chief financial officer on July 17, 2006, appointed a new chief accounting officer on June 29, 2006 and hired a new chief internal auditor on January 9, 2006. We continue to seek and recruit additional full-time resources to strengthen our accounting and finance staff.

2. In May 2006, we engaged outside consultants, other than our independent registered public accounting firm, to assist us with accounting for income taxes, specifically the calculation of income taxes payable, deferred income tax assets and liabilities and related income tax provision. In that same month, and with the assistance of our outside consultants, we began providing formal income tax training to our finance, accounting and tax professionals. In addition, we have implemented a formal income tax accounting preparation and review process.

3. We also engaged outside consultants, other than our independent registered public accounting firm, to assist us with our analysis of complex accounting transactions, the implementation of new accounting pronouncements and related reporting.

4. In May 2006, we enhanced our process to oversee the preparation and review of our public filings for accuracy and completeness. This includes the implementation of detailed reporting packages prepared by segment or plant management and reviewed by corporate management and its outside consultants where appropriate.

5. Led by our chief accounting officer, we implemented a formal analytical review process in May 2006 whereby significant balance sheet and or income statement account fluctuations are identified, investigated and explained. These procedures assist with the identification of non-routine or non-systematic transactions and/or the improper or inconsistent application of our policies and procedures. This includes the timely and accurate reporting of accrued expenses.

6. We have also implemented enhanced reporting procedures and cross functional discussions within and among our legal, accounting and finance departments to improve the accuracy, completeness and timeliness of reporting of legal matters, non-routine transactions and control deficiencies. For example, the chief accounting officer holds bi-weekly calls with regional finance leadership to update them on new accounting pronouncements, discuss control deficiencies or new non-routine transactions and address any reporting or accounting concerns on a timely basis.

We believe that these actions will assist us with the remediation of the identified material weaknesses. However, we have not completed our documentation and testing of the corrective processes and procedures as we will be required to do for the fiscal year ending December 31, 2006 under Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules and regulations. We cannot assure you that these material weaknesses will be remediated prior to the conclusion of this evaluation, or that we will not uncover additional material weaknesses.

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

As described above, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of June 30, 2006.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reynolds Boat Case.  As previously disclosed, we and Alcan were defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB. Plaintiffs were Reynolds Metals Company, Alcoa, Inc. and National Union Fire Insurance Company of Pittsburgh PA. The case was tried before a jury beginning on May 1, 2006 under warranty theories, based on allegations that from 1998 to 2001 we and Alcan sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. The jury reached a verdict on May 22, 2006 against us and Alcan for approximately $60 million, and the court later awarded Reynolds and Alcoa approximately $16 million in prejudgment interest and court costs.

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have six months from the date of the settlement to complete their review. We have agreed to post a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005, we recognized a liability included in Accrued expenses and other current liabilities of $71 million, the full amount of the settlement, with a corresponding charge against earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets of $31 million with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we have only recognized an insurance receivable to the extent that coverage is not in dispute. We recognized a charge of $40 million during the fourth quarter of 2005.

As of June 30, 2006, no changes were made to the receivable or liabilities balances that were established as of December 31, 2005, and there were no additional charges or recoveries included in our results of operations for the six months ended June 30, 2006.

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

Item 6.	Exhibits

Exhibit
No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))

Exhibit
No.	Description

4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
10.1	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 3, 2006 (File No. 001-32312))
10.2	Agreement Concerning Transition from Employment between Novelis and Geoff Batt dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis on April 6, 2006 (File No. 001-32312))
10.3	Third Waiver, dated as of April 12, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 18, 2006 (File No. 001-32312))
10.4	Fourth Waiver, dated as of May 10, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on May 16, 2006 (File No. 001-32312))
10.5	Transition Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Inc. (incorporated by reference to Exhibit 10.45 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.6	Separation and Release Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Corp. (incorporated by reference to Exhibit 10.46 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.7	Transition Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Inc. (incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.8	Separation and Release Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Corp. (incorporated by reference to Exhibit 10.48 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.9	Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.50 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.10	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.51 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Rick Dobson
Rick Dobson
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert M. Patterson
Robert M. Patterson
Vice President and Controller
(Principal Accounting Officer)

Date: October 19, 2006

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
10.1	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 3, 2006 (File No. 001-32312))
10.2	Agreement Concerning Transition from Employment between Novelis and Geoff Batt dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis on April 6, 2006 (File No. 001-32312))
10.3	Third Waiver, dated as of April 12, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on April 18, 2006 (File No. 001-32312))
10.4	Fourth Waiver, dated as of May 10, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on May 16, 2006 (File No. 001-32312))
10.5	Transition Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Inc. (incorporated by reference to Exhibit 10.45 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.6	Separation and Release Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Corp. (incorporated by reference to Exhibit 10.46 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.7	Transition Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Inc. (incorporated by reference to Exhibit 10.47 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.8	Separation and Release Agreement, dated June 27, 2006, by and between Geoff Batt and Novelis Corp. (incorporated by reference to Exhibit 10.48 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.9	Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.50 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
10.10	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.51 to the Form 10-K filed by Novelis Inc. on August 25, 2006 (File No. 001-32312))
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer