Form 10-Q
period 2006-09-30
Novelis Inc.
filed 2006-11-14
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 31, 2006, the registrant had 74,014,691 common shares outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) (unaudited) Three Months and Nine Months Ended September 30, 2006 and September 30, 2005	2
	Condensed Consolidated Balance Sheets (unaudited) As of September 30, 2006 and December 31, 2005	3
	Condensed Consolidated and Combined Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2006 and September 30, 2005	4
	Condensed Consolidated Statement of Shareholders’ Equity (unaudited) Nine Months Ended September 30, 2006	6
	Notes to the Condensed Consolidated and Combined Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4.	Controls and Procedures	76

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	78
Item 6.	Exhibits	78
EX-31.1 WILLIAM T. MONAHAN, INTERIM CHEIF EXECUTIVE OFFICER SECTION 302 CERTIFICATION
EX-31.2 RICK DOBSON, CHIEF FINANCIAL OFFICER, SECTION 302 CERTIFICATION
EX-32.1 WILLIAM T. MONAHAN, INTERIM CHIEF EXECUTIVE OFFICER, SECTION 906 CERTIFICATION
EX-32.2 RICK DOBSON, CHEIF FINANCIAL OFFICER, SECTION 906 CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$2,494	$2,053	$7,377	$6,337

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,389	1,834	6,931	5,678
Selling, general and administrative expenses	103	90	293	260
Depreciation and amortization	57	56	174	173
Research and development expenses	10	10	29	29
Restructuring charges — net	10	7	13	4
Impairment charges on long-lived assets	—	4	—	5
Interest expense and amortization of debt issuance costs — net	52	46	149	148
Equity in net income of non-consolidated affiliates	(5)	(2)	(12)	(6)
Other (income) expenses — net	34	(48)	(62)	(72)

	2,650	1,997	7,515	6,219

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(156)	56	(138)	118
Provision (benefit) for taxes on income (loss)	(52)	37	30	67

Income (loss) before minority interests’ share	(104)	19	(168)	51
Minority interests’ share	2	(9)	(2)	(19)

Net income (loss)	(102)	10	(170)	32

Other comprehensive income (loss) — net of tax
Currency translation adjustment	11	—	105	(146)
Change in fair value of effective portion of hedges — net	11	—	(30)	—
Change in minimum pension liability	(1)	1	(4)	(12)

Other comprehensive income (loss) — net of tax	21	1	71	(158)

Comprehensive income (loss)	$(81)	$11	$(99)	$(126)

Earnings (loss) per share:
Net income (loss) per share — basic	$(1.38)	$0.14	$(2.30)	$0.43

Net income (loss) per share — diluted	$(1.38)	$0.14	$(2.30)	$0.43

Dividends per common share	$0.01	$0.09	$0.19	$0.27

Supplemental information for 2005 only:
Net income attributable to the consolidated and combined results of Novelis from January 6 to September 30, 2005 — increase to Retained earnings				$61
Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment				(29)

Net income				$32

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of these condensed statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$71	$100
Accounts receivable (net of allowances of $29 in 2006 and $26 in 2005)
— third parties	1,241	1,098
— related parties	22	33
Inventories	1,309	1,128
Prepaid expenses and other current assets	72	66
Current portion of fair value of derivative instruments	107	194
Deferred income tax assets	19	8

Total current assets	2,841	2,627
Property, plant and equipment — net	2,130	2,160
Goodwill	228	211
Intangible assets — net	20	21
Investment in and advances to non-consolidated affiliates	155	144
Fair value of derivative instruments — net of current portion	55	90
Deferred income tax assets	67	45
Other long-term assets
— third parties	123	107
— related parties	61	71

Total assets	$5,680	$5,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4	$3
Short-term borrowings	113	27
Accounts payable
— third parties	1,188	866
— related parties	38	38
Accrued expenses and other current liabilities	702	641
Deferred income tax liabilities	86	26

Total current liabilities	2,131	1,601
Long-term debt — net of current portion	2,329	2,600
Deferred income tax liabilities	143	186
Accrued post-retirement benefits	335	305
Other long-term liabilities	264	192

	5,202	4,884

Commitments and contingencies
Minority interests in equity of consolidated affiliates	156	159

Shareholders’ equity
Preferred stock, no par value; unlimited number of first preferred and second preferred shares authorized; none issued and outstanding	—	—
Common stock, no par value; unlimited number of shares authorized; 74,006,375 shares issued and outstanding as of September 30, 2006	—	—
Additional paid-in capital	427	425
(Accumulated deficit) Retained earnings	(92)	92
Accumulated other comprehensive loss	(13)	(84)

Total shareholders’ equity	322	433

Total liabilities and shareholders’ equity	$5,680	$5,476

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of these condensed balance sheets.

Novelis Inc.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2006	2005

OPERATING ACTIVITIES
Net income (loss)	$(170)	$32
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	174	173
Net gain on change in fair value of derivative instruments	(58)	(87)
Deferred income taxes	(29)	(6)
Amortization of debt issuance costs	7	16
Provision for uncollectible accounts receivable	3	2
Equity in net income of non-consolidated affiliates	(12)	(6)
Dividends from non-consolidated affiliates	4	—
Minority interests’ share	2	19
Stock-based compensation	2	2
(Gain) loss on sales of businesses, investments and assets — net	16	(11)
Impairment charges on long-lived assets	—	5
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	(112)	(44)
— related parties	1	—
Inventories	(149)	118
Prepaid expenses and other current assets	(2)	(2)
Other long-term assets	(13)	(11)
Accounts payable
— third parties	287	39
— related parties	(2)	(7)
Accrued expenses and other current liabilities	16	90
Accrued post-retirement benefits	23	21
Other long-term liabilities	18	23

Net cash provided by operating activities	6	366

INVESTING ACTIVITIES
Capital expenditures	(77)	(104)
Disposal of business — net	(7)	—
Cash advance received on pending transfer of rights	15	—
Proceeds from sales of assets	3	9
Proceeds from loans receivable — net
— third parties	—	19
— related parties	27	373
Changes in investment in and advances to non-consolidated affiliates	4	—
Premiums paid to purchase derivative instruments	(2)	(26)
Net proceeds from settlement of derivative instruments	227	96

Net cash provided by investing activities	190	367

(Continued)

Novelis Inc.
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)
(Continued) (in millions)

	Nine Months Ended
	September 30,
	2006	2005

FINANCING ACTIVITIES
Proceeds from issuance of debt	$20	$2,750
Principal repayments
— third parties	(297)	(1,742)
— related parties	—	(1,180)
Short-term borrowings — net
— third parties	84	(137)
— related parties	—	(302)
Dividends
— common shareholders	(14)	(20)
— minority interests	(14)	(7)
Net receipts from Alcan	—	72
Debt issuance costs	(9)	(71)

Net cash used in financing activities	(230)	(637)

Net (decrease) increase in cash and cash equivalents	(34)	96
Effect of exchange rate changes on cash balances held in foreign currencies	5	(3)
Cash and cash equivalents — beginning of period	100	31

Cash and cash equivalents — end of period	$71	$124

Supplemental disclosures of cash flow information:
Interest paid	$179	$119
Income taxes paid	24	35
Principal payments on capital lease obligations (included above in principal repayments — third parties)	2	1

Supplemental schedule of non-cash investing and financing activities relating to the spin-off transaction and post-closing adjustments (2005 only):
Other receivables		$433
Short-term borrowings — related parties		(57)
Long-term debt — related parties		32
Capital lease obligation		52
Additional paid-in capital		(98)

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of these condensed statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in millions, except number of common shares, which is in thousands)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total

Balance as of December 31, 2005	74,006	$—	$425	$92	$(84)	$433
Activity for the Nine Months Ended September 30, 2006:
Net loss	—	—	—	(170)	—	(170)
Stock-based compensation	—	—	2	—	—	2
Currency translation adjustment — net of tax	—	—	—	—	105	105
Change in fair value of effective portion of hedges — net	—	—	—	—	(30)	(30)
Change in minimum pension liability	—	—	—	—	(4)	(4)
Dividends on common shares ($0.19 per share)	—	—	—	(14)	—	(14)

Balance as of September 30, 2006	74,006	$—	$427	$(92)	$(13)	$322

The accompanying notes to the condensed consolidated and combined financial statements are an integral part of this condensed statement.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited)

1.	Business and Summary of Significant Accounting Policies

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of September 30, 2006, we had operations on four continents: North America; Europe; Asia and South America, through 34 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Alcan” refer to Alcan, Inc.

The accompanying unaudited condensed consolidated and combined financial statements should be read in conjunction with our audited consolidated and combined financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission (SEC) on August 25, 2006, as amended on October 20, 2006. Unless otherwise specifically identified as our “original Form 10-K”, any references to our Form 10-K made throughout this document shall refer to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on August 25, 2006, as amended.

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

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited condensed consolidated and combined financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position as of September 30, 2006 and December 31, 2005; the results of our operations for the three months and nine months ended September 30, 2006 and 2005; our cash flows for the nine months ended September 30, 2006 and 2005; and changes in our shareholders’ equity for the nine months ended September 30, 2006.

Certain reclassifications of prior periods’ amounts have been made to conform to the presentation adopted for the current period.

Recently Issued Accounting Standards

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 as of December 31, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operations and cash flows.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. FASB Statement No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost. FASB Statement No. 158 requires prospective application and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. We will adopt FASB Statement No. 158 as of December 31, 2006. We are currently evaluating the impact of the adoption of FASB Statement No. 158 on our consolidated financial position, results of operations and cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the potential impact, if any, of the adoption of FASB Interpretation No. 48 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

2.	Restructuring Programs

All restructuring provisions and recoveries are included in Restructuring charges — net in the accompanying condensed consolidated and combined statements of operations unless otherwise stated below. The following table summarizes the changes in our restructuring liabilities during the nine months ended September 30, 2006 (in millions).

	Europe		North America		Total
		Other Exit		Other Exit		Other Exit
	Severance	Related	Severance	Related	Severance	Related

Balance as of December 31, 2005	$9	$19	$1	$—	$10	$19
Provisions — net	1	—	—	—	1	—
Cash payments	(2)	(1)	(1)	—	(3)	(1)
Adjustments — other	—	1	—	—	—	1

Balance as of March 31, 2006	8	19	—	—	8	19
Provisions — net	1	1	—	—	1	1
Cash payments	(1)	(3)	—	—	(1)	(3)
Adjustments — other	—	1	—	—	—	1

Balance as of June 30, 2006	8	18	—	—	8	18
Provisions — net	8	2	—	—	8	2
Cash payments	(2)	(2)	—	—	(2)	(2)
Adjustments — other	—	(1)	—	—	—	(1)

Balance as of September 30, 2006	$14	$17	$—	$—	$14	$17

In August 2006, we announced a restructuring of our European central management and administration activities in Zurich, Switzerland, to reduce overhead costs and streamline support functions. In addition, we are exiting our Neuhausen research and development center in Switzerland. These programs have begun and through September 30, 2006, we have incurred costs of approximately $3 million. We expect to incur total costs of approximately $6 million related to these programs.

In July 2006, we announced additional restructuring actions at our Goettingen facility in Germany to reduce overhead administrative costs and streamline functions. We incurred approximately $3 million related to severance costs during the three months ended September 30, 2006.

In March 2006, we announced additional actions in the restructuring of our European operations, with the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closing of two non-core business lines located within those facilities. In connection with the reorganization of our Ohle and Ludenscheid plants, we incurred costs of approximately $3 million during the nine months ended September 30, 2006, and expect to incur additional costs of $3 million (primarily severance) by the end of 2007.

In November 2005, we announced our intent to close our casting alloy facility in Borgofranco, Italy during March 2006. In 2005, we recognized charges of $5 million for asset impairments and $9 million for other exit related costs, including $6 million for environmental remediation expenses relating to this plant closing. We have incurred additional costs of approximately $2 million through September 30, 2006 and expect all activities (including environmental remediation) to be complete by 2009.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

3.	Loss on Disposal of Business

In March 2006, we disposed of our aluminum rolling mill in Annecy, France (Annecy) for consideration in the amount of one Euro. We recorded a pre-tax charge of $15 million in connection with the sale, which is included in Other (income) expenses — net in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2006. The charge was comprised primarily of $8 million representing our investment in and advances to Annecy, cash payments of $5 million we made in connection with the disposal of the business, and other cash fees and expenses we paid of an additional $2 million.

4.	Inventories

Inventories consist of the following (in millions).

	September 30, 2006	December 31, 2005

Finished goods	$393	$313
Work in process	314	234
Raw materials	527	498
Supplies	123	123

	1,357	1,168
Allowances	(48)	(40)

	$1,309	$1,128

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

5.	Property, Plant and Equipment

Property, plant and equipment — net, consists of the following (in millions).

	September 30, 2006	December 31, 2005

Land and property rights	$96	$90
Buildings	881	845
Machinery and equipment	4,616	4,407

	5,593	5,342
Accumulated depreciation and amortization	(3,557)	(3,319)

	2,036	2,023
Construction in progress	94	137

	$2,130	$2,160

In August 2006, we entered into a preliminary agreement to transfer our rights to develop and operate two hydroelectric power plants in South America with generating capacity of 155 megawatts. We received an

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

advance cash payment of approximately $15 million upon signing of the preliminary agreement, however no gain was recognized at that time because the transfer was subject to regulatory approval by the National Electric Energy Agency, which we received in November 2006. Accordingly, we will recognize a pre-tax gain of approximately $12 million during the fourth quarter of 2006.

6.	Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates we account for using the equity method. We have no material investments in affiliates accounted for using the cost method.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$144	$125	$420	$361
Costs, expenses and provisions for taxes on income	129	120	392	346

Net income	$15	$5	$28	$15

Included in the accompanying condensed consolidated and combined financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of transactions that we had with these non-consolidated related parties during the three months and nine months ended September 30, 2006 and 2005 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Purchases of tolling services, electricity and inventories
Aluminium Norf GmbH (A)	$60	$52	$170	$154
Consorcio Candonga (B)	3	2	10	6
Petrocoque S.A. Industria e Comercio (C)	1	1	2	2
Interest income
Aluminium Norf GmbH (D)	1	—	1	1

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

(C)	We purchase calcined-coke from Petrocoque S.A. Industria e Comercio for use in our smelting operations in South America.

(D)	We earn interest income on a loan due from Aluminium Norf GmbH.

The table below describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances.

	September 30, 2006	December 31, 2005

Accounts receivable (A)	$22	$33
Other long-term assets (A)	61	71
Accounts payable (B)	38	38

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

We entered into an agreement to sell the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to an existing shareholder of Petrocoque for approximately $20 million. In November 2006, the sale was consummated, and we will recognize a pre-tax gain of approximately $14 million in the fourth quarter.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in millions).

	September 30, 2006	December 31, 2005

Accrued payroll	$145	$152
Accrued settlement of legal claim	39	71
Accrued interest payable	25	51
Accrued income taxes	68	55
Current portion of fair value of derivative instruments	41	22
Other current liabilities	384	290

	$702	$641

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

8.	Long-Term Debt

Long-term debt consists of the following (in millions).

	Interest		September 30,	December 31,
	Rates(A)		2006	2005

Novelis Inc.
Floating rate Term Loan B, due 2012	7.22	%(B)	$260	$342
7.25% Senior Notes, due 2015	7.25	%(C)	1,400	1,400
Novelis Corporation
Floating rate Term Loan B, due 2012	7.22	%(B)	451	593
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (Swiss francs (CHF) 58 million)	7.50%		46	45
Capital lease obligation, due 2011 (CHF 4 million)	2.49%		4	4
Novelis Korea Limited
Bank loan, due 2008	5.30%		30	50
Bank loan, due 2008 (Korean won (KRW) 30 billion)			—	30
Bank loan, due 2007	4.55%		70	70
Bank loan, due 2007 (KRW 40 billion)	4.80%		42	40
Bank loan, due 2007 (KRW 25 billion)	4.45%		27	25
Bank loans, due 2008 through 2011 (KRW 1 billion)	4.07	%(D)	1	1
Other
Other debt, due 2006 through 2012	2.55	%(D)	2	3

Total debt			2,333	2,603
Less: current portion			(4)	(3)

Long-term debt — net of current portion			$2,329	$2,600

(A)	Interest rates are as of September 30, 2006 and exclude the effects of any related interest rate swaps or amortization of debt issuance costs.

(B)	The interest rate for the Term Loans does not include any applicable margin discussed below.

(C)	The interest rate for the Senior Notes does not include additional special interest discussed below.

(D)	Weighted average interest rate.

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

Unamortized debt issuance costs related to the senior secured credit facilities are included in Other long-term assets in the accompanying condensed and consolidated balance sheets, and were $22 million as of September 30, 2006.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Through September 30, 2006, we satisfied the 1% per annum principal amortization requirement through fiscal year 2010, as well as $511 million of the principal amortization requirement for 2011. No further minimum principal payments are due until 2011. As of September 30, 2006, there was $711 million outstanding under this facility.

Our senior secured credit facilities include customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio.

On October 16, 2006, we amended the financial covenants to our senior secured credit facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios through the quarter ending March 31, 2008. We also amended and modified other provisions of the senior secured credit facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and asset-backed securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying the higher applicable margins on our senior secured credit facilities, and the higher unused commitment fees on our revolving credit facilities that were instated with a prior waiver and consent agreement in May 2006. Specifically, we agreed to a 1.25% applicable margin for Term Loans maintained as Base Rate Loans, a 2.25% applicable margin for Term Loans maintained as Eurocurrency Rate Loans, a 1.50% applicable margin for Revolver Loans maintained as Base Rate Loans, a 2.50% applicable margin for Revolver Loans maintained as Eurocurrency Rate Loans and a 62.5 basis point commitment fee on the unused portion of the revolving credit facility, until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

The amended maximum total leverage, minimum interest coverage and minimum fixed charge coverage ratios for the period ended September 30, 2006 are 6.5 to 1; 2 to 1; and 0.8 to 1, respectively. We were in compliance with these financial covenants as of the period ended September 30, 2006. In addition, as described below, we previously obtained waivers from our lenders related to our inability to timely file our SEC reports.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). Unamortized debt issuance costs related to the Senior Notes are included in Other long-term assets in the accompanying condensed consolidated balance sheets and were $25 million as of September 30, 2006.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants as of September 30, 2006.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement for the notes and exchange the original, privately placed notes with registered notes. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date. As a result, we began to accrue additional special interest at a rate of 0.25% from November 11, 2005. The indenture and the registration rights agreement provide that the rate of additional special interest increases by 0.25% during each subsequent 90-day period until the exchange offer closes, with the maximum amount of additional special interest being

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

1.00% per year. On August 8, 2006, the rate of additional special interest increased to 1.00%. On October 17, 2006, we extended the offer to exchange the Senior Notes to December 15, 2006. We expect to file a post-effective amendment to the registration statement and complete the exchange as soon as practicable. We will cease paying additional special interest once the exchange offer is completed.

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

In the first quarter of 2006, we repaid our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008. In May 2006, a portion of the $50 million (KRW 51 billion) 5.30% fixed rate loan was refinanced into a KRW 19 billion ($20 million) short-term floating rate loan, which was paid in June 2006. In October 2006, the balance of this loan was refinanced into two short-term floating rate loans: (1) a KRW 10 billion ($11 million) loan, which was repaid in October 2006 and (2) a KRW 20 billion ($21 million) loan due within six months. We were in compliance with all debt covenants related to our Novelis Korea bank loans as of September 30, 2006.

Interest Rate Swaps

As of September 30, 2006, we had entered into interest rate swaps to fix the 3-month LIBOR interest rate on a total of $200 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.8% on $100 million through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities, as amended, in addition to these interest rates. As of September 30, 2006, 78% of our debt was fixed rate and 22% was variable rate.

Impact of Late SEC Filings on our Debt Agreements

The restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005 (filed on May 16, 2006) resulted in delays in the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 (filed on May 16, 2006), our Annual Report on Form 10-K for the year ended December 31, 2005 (filed on August 25, 2006 and amended on October 20, 2006), our Quarterly Report on Form 10-Q for the period ended March 31, 2006 (filed on September 15, 2006) and our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (filed on October 20, 2006).

The terms of our senior secured credit facilities require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the delays, we obtained a series of five waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. Under the most recent waiver, we extended the filing deadline for this Form 10-Q to the earlier of 30 days after the receipt of an effective notice of default under the Senior Notes and December 29, 2006 (as applicable).

To date, fees related to the five waiver and consent agreements total $6 million, including $1 million and $5 million which were incurred during the three months and nine months ended September 30, 2006, respectively. These fees are being amortized over the remaining life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Unamortized fees related to these waiver and consent agreements are included in Other long-term assets in the accompanying condensed consolidated balance sheets and total $5 million as of September 30, 2006.

On July 26, 2006, we entered into a Commitment Letter with Citigroup Global Markets Inc. for backstop financing facilities in an amount up to $2.855 billion. We paid fees of approximately $4 million in conjunction with this commitment. The Commitment Letter was originally set to expire on October 2, 2006; however, it was amended to and did expire on October 31, 2006. Accordingly, during the fourth quarter of 2006, we will charge the $4 million in fees to Interest expense and debt issuance costs — net.

Lines of Credit /Short Term Borrowings

As of September 30, 2006, our short-term borrowings were $113 million, consisting of (1) $70 million in short-term loans in the United States and the United Kingdom under our $500 million revolving credit facility; (2) a $15 million unsecured short-term loan in Korea; and (3) $28 million in bank overdrafts. As of September 30, 2006, $17 million of our $500 million revolving credit facility was utilized for letters of credit. As of September 30, 2006, we had approximately $413 million available under our $500 million revolving credit facility, and the weighted average interest rate on our short-term borrowings was 6.96% (2.69% as of December 31, 2005).

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

As of September 30, 2006, all of our $25 million unsecured line of credit facility in Brazil was available for use.

9.	Other Comprehensive Income (Loss)

A summary of the components of other comprehensive income (loss) is as follows (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net change in foreign currency translation adjustments	$11	$—	$109	$(146)
Net change in fair value of effective portion of hedges	11	—	(30)	—
Net change in minimum pension liability	(1)	1	(4)	(5)

Net other comprehensive income (loss) adjustments, before income tax effect	21	1	75	(151)
Income tax effect	—	—	(4)	(7)

Other comprehensive income (loss)	$21	$1	$71	$(158)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Accumulated other comprehensive loss, net of income tax effects, consists of the following (in millions).

	September 30, 2006	December 31, 2005

Foreign currency translation adjustments	$70	$(35)
Fair value of effective portion of hedges — net	(30)	—
Minimum pension liability	(53)	(49)

	$(13)	$(84)

10.	Stock-Based Compensation

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

The cumulative effect of the accounting change, net of tax, as of January 1, 2006 was approximately $1 million, and was not considered material as to require presentation as a cumulative effect of accounting change in the accompanying condensed consolidated and combined statements of operations. Accordingly, the expense recognized as a result of adopting FASB Statement No. 123 (Revised) was included in Selling, general and administrative expenses in our condensed consolidated statement of operations in the first quarter of 2006.

Prior to the adoption of FASB Statement No. 123 (Revised), we presented all tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated and combined statements of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with FASB Statement No. 123 (Revised), which requires that the cash flows resulting from tax benefits for deductions in excess of compensation cost recognized be classified within financing cash flows. During the three months and nine months ended September 30, 2006, there were no tax payments made that were reduced by excess tax benefits.

Compensation to be Settled in Stock

Novelis 2006 Incentive Plan

At our annual shareholders meeting on October 26, 2006, our shareholders approved the Novelis 2006 Incentive Plan (2006 Incentive Plan) to effectively replace the Novelis Conversion Plan of 2005 (the Conversion Plan) and Stock Price Appreciation Unit Plan (both described below). Under the 2006 Incentive Plan, up to an aggregate number of 7,000,000 shares of Novelis common stock are authorized to be issued in the form of stock options, stock appreciation rights (SARs), restricted shares, restricted share units, performance shares and other stock-based incentives. Stock options and SARs expire seven years from their grant date. SARs may be settled in cash, common shares or a combination thereof, at the election of the holder. Any shares that are subject to an award under the 2006 Incentive Plan other than stock options and SARs will be counted against the 7,000,000 share limit as 1.75 shares for every one share subject to the award. The number of annual awards issued to any single employee or non-employee director is limited. The Human Resources Committee of our board of directors has the discretion to determine which employees and non-employee directors receive awards and the type, number and terms and conditions of such awards under

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

the 2006 Incentive Plan. Generally, all vested awards expire 90 days after termination of employment, except in the case of death, disability or retirement, when the vested awards expire after one year. All awards vest immediately upon a change in control of the Company.

2006 Stock Options

On October 26, 2006, our board of directors authorized a grant of an aggregate of 884,080 seven-year non-qualified stock options under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees. These options are comprised of two equal portions: premium and non-premium options. Both the premium and non-premium options vest ratably in 25% annual increments over the four year period measured from October 26, 2006, and may be exercised, in whole or in part, once vested. However, while the premium and non-premium options carry the same exercise price of $25.53, in no event may the premium options be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equals or exceeds $28.59. If the participant retires before October 26, 2007, the options will be forfeited. If the participant retires on or after October 26, 2007, the options will continue to vest in accordance with the vesting schedule, but must be exercised no later than the third anniversary following the participant’s retirement date. In the event of the participant’s death or disability, all of the options will become immediately vested, but must be exercised no later than the first anniversary following the participant’s termination of employment. All of the options become immediately vested and exercisable, without regard to the per share price restriction on premium options, upon a change in control of the Company.

Recognition Agreements

On September 25, 2006, we entered into Recognition Agreements (Agreements) with certain executive officers and other key employees (Executives) to retain and reward them for continued dedication towards corporate objectives. Under the terms of the Agreements, Executives that remain continuously employed by us through the vesting dates of December 31, 2007 and December 31, 2008 are entitled to receive one-half of their total awards on each vesting date, payable in shares of Novelis common stock.

The number of shares payable under the Agreements varies by Executive. Currently, there are 145,800 shares subject to award. In accordance with the provisions of FASB Statement No. 123 (Revised), we valued these awards as of the issuance date and will amortize their cost over the requisite service period of the Executives. As of September 30, 2006, there was approximately $1.7 million of unamortized compensation expense related to each of the two vesting dates, which is expected to be recognized over the next 1.25 years and 2.25 years, respectively.

Novelis Conversion Plan of 2005

On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 (the Conversion Plan) to allow for all Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan to be replaced with options to purchase our common shares. While new options may be granted under the Conversion Plan, none have been granted through September 30, 2006. All options expire ten years from their date of grant. All converted options that were vested on the spin-off date continued to be vested. Unvested options as of the spin-off date vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date. However, in October 2006, we amended the Conversion Plan to allow (1) the immediate vesting of all options upon the death or retirement of the optionee and (2) in the case of an unsolicited change of control of Novelis, all options will vest immediately. The amendment of the Conversion Plan will be accounted for as a modification under FASB Statement No. 123 (Revised) and as such, we will recognize additional compensation cost for the excess, if any, of the fair value of the modified

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

options over the fair value of the original options immediately before the terms were modified. We are currently in the process of evaluating the impact, if any, of this modification on our consolidated financial position, results of operations and cash flows.

As of September 30, 2006, there were 2,644,665 options outstanding at a weighted average exercise price of $21.62, and 871,246 of these options were exercisable at a weighted average exercise price of $21.28.

The table below shows our stock option activity for the nine months ended September 30, 2006 (all amounts actual).

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(In Years)	Value

Options outstanding as of December 31, 2005	2,704,790	$21.60
Granted	—	—
Exercised	(4,298)	$18.31
Forfeited	—	—
Expired/Cancelled	(55,827)	$20.90

Options outstanding as of September 30, 2006	2,644,665	$21.62	6.5	$10,497,443

Options exercisable as of September 30, 2006	871,246	$21.28	6.1	$3,752,931

We used the Black-Scholes valuation model to determine the fair value of the options outstanding. The fair value of each option was estimated using the weighted average assumptions shown below. No new options have been issued since the adoption of the Conversion Plan. Through September 30, 2006, we have not changed the assumptions we use to measure the fair value of the options.

	September 30,	December 31,
	2006	2005

Dividend yield	1.56%	1.56%
Expected volatility	30.30%	30.30%
Risk-free interest rate	3.73%	3.73%
Expected life	5.47 years	5.47 years

Total compensation cost recognized for stock options issued to employees was $1 million for both of the three months ended September 30, 2006 and 2005, and $2 million for both of the nine months ended September 30, 2006 and 2005. These amounts were included in Selling, general and administrative expenses.

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

Stock Appreciation Rights

On October 26, 2006, our board of directors authorized a grant of 381,090 Stock Appreciation Rights under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees (as discussed above). The terms of the SARs are identical in all material respects to those of the 2006 Stock Options, except that the incremental increase in the value of the SARs is settled in cash rather than shares of Novelis’ common stock at the time of exercise. The SARs are comprised of two equal portions: premium and non-premium SARs. Both the premium and non-premium SARs vest ratably in 25% annual increments over the four year period measured from October 26, 2006, and may be exercised, in whole or in part, once vested. However, while the premium and non-premium SARs carry the same exercise price of $25.53, in no event may the premium award shares be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equals or exceeds $28.59. If the participant retires before October 26, 2007, the SARs will be forfeited. If the participant retires on or after October 26, 2007, SARs will continue to vest in accordance with the vesting schedule, but must be exercised no later than the third anniversary following the participant’s retirement date. In the event of the participant’s death or disability, all of the SARs will become immediately vested, but must be exercised no later than the first anniversary following the participant’s termination of employment. All of the SARs will become immediately vested and exercisable, without regard to the per share price restriction on premium award shares, upon a change in control of the Company.

Stock Price Appreciation Unit Plan

Prior to the spin-off, some Alcan employees who later transferred to Novelis held Alcan stock price appreciation units (SPAUs). These units entitled them to receive cash equal to the excess of the market value of an Alcan common share on the exercise date of a SPAU over the market value of an Alcan common share on its grant date. On January 6, 2005, these employees received 418,777 Novelis SPAUs to replace their 211,035 Alcan SPAUs at a weighted average exercise price of $22.04. None of the SPAUs have been exercised, but as of September 30, 2006, 115,419 SPAUs were exercisable at a weighted average exercise price of $21.53. As of September 30, 2006, there was $2 million of unamortized compensation cost related to non-vested SPAUs, which is expected to be recognized over a remaining vesting period of 2.25 years.

Upon adoption of FASB Statement No. 123 (Revised), we changed from the intrinsic value method to the Black-Scholes valuation model to estimate the fair value of SPAUs granted to employees.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below shows our SPAU activity for the nine months ended September 30, 2006 (all amounts actual).

Weighted
Average
Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SPAUs	Exercise Price	(In Years)	Value

SPAUs outstanding as of December 31, 2005	418,777	$22.04
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired/Cancelled	—	—

SPAUs outstanding as of September 30, 2006	418,777	$22.04	7.3	$1,488,315

SPAUs exercisable as of September 30, 2006	115,419	$21.53	7.2	$468,660

The fair value of each SPAU was estimated as of September 30, 2006 using the following weighted average assumptions:

		Weighted
	Range of	Average
	Assumptions	Assumptions

Dividend yield	0.16%	0.16%
Expected volatility	38.10 to 42.40%	41.34%
Risk-free interest rate	4.56 to 4.68%	4.58%
Expected life	2.49 to 4.62 years	4.13 years

Total Shareholder Returns Performance Plan

Some Alcan employees who later transferred to Novelis were entitled to receive cash awards under the Alcan Total Shareholder Returns Performance Plan (TSR). TSR was a cash incentive plan which rewarded eligible employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index, measured over three-year periods starting on October 1, 2002 and 2003. On January 6, 2005, these employees immediately ceased participating in and accruing benefits under the TSR. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the spin-off. The accrued awards for all of the TSR participants were converted into 452,667 Novelis restricted share units (RSUs). At the end of each performance period, each holder of RSUs will receive net proceeds based on the price of Novelis common shares at that time, including declared dividends. In October 2005, an aggregate of $7 million was paid to employees who held RSUs that had vested on September 30, 2005. On September 30, 2006, there were 120,949 RSUs and related dividends outstanding, and these were paid to employees in October 2006 in the aggregate amount of $2.8 million. During the three months ended September 30, 2006, $0.6 million of compensation cost was expensed, of which $0.4 million was previously unamortized.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below shows our RSU activity for the nine months ended September 30, 2006. RSUs granted represent the unit equivalent of dividends earned during the period (all amounts actual).

			Aggregate
	Number of	Redemption	Intrinsic
	RSUs	Price	Value

RSUs outstanding as of December 31, 2005	119,842	$20.89
Granted	1,107
Exercised	—
Forfeited	—
Expired/Cancelled	—

RSUs outstanding as of September 30, 2006	120,949	$23.68	$2,864,446

Deferred Share Unit Plan For Non-Executive Directors

On January 5, 2005, Novelis established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the individual election of each non-executive director). The number of DDSUs is determined by dividing the quarterly amount payable, as elected, by the average closing prices of a common share on the Toronto Stock Exchange (TSX) and New York Stock Exchange (NYSE) on the last five trading days of each quarter. Additional DDSUs representing the equivalent of dividends declared on common shares are credited to each holder of DDSUs.

The DDSUs are redeemable in cash and/or in shares of our common stock following the participant’s retirement from the board. The redemption amount is calculated by multiplying the accumulated balance of DDSUs by the average closing price of a common share on the TSX and NYSE on the last five trading days prior to the redemption date.

The table below shows our DDSU activity for the nine months ended September 30, 2006 (all amounts actual).

			Aggregate
	Number of	Redemption	Intrinsic
	DDSUs	Price	Value

DDSUs outstanding as of December 31, 2005	41,862	$20.94
Granted	45,726	—
Exercised	—	—
Forfeited	—	—
Expired/Cancelled	—	—

DDSUs outstanding as of September 30, 2006	87,588	$23.68	$2,074,357

Novelis Founders Performance Awards

In March 2005, Novelis established a plan to reward certain key executives with Performance Share Units (PSUs) if Novelis common share price improvement targets were achieved within specific time periods. There are three equal tranches of PSUs, and each has a specific share price improvement target. For the first tranche, the target applies for the period from March 24, 2005 to March 23, 2008. For the second tranche, the target applies for the period from March 24, 2006 to March 23, 2008. For the third tranche, the target applies for the period from March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

later of six months from the date the specific common share price target is reached or twelve months after the start of the performance period, and will be based on the average of the daily common share closing prices on the NYSE for the last five trading days prior to the payment date. Upon a participant’s termination due to retirement, death or disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any other termination, all PSUs will be forfeited.

Upon adoption of FASB Statement No. 123 (Revised), we changed our valuation technique to the Monte Carlo method due to the fact that the PSUs contain a market condition for vesting of the award. The Monte Carlo method utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. Key assumptions used to determine the fair value of PSUs as of September 30, 2006 were as follows.

Weighted average expected stock price volatility	40.00%
Annual expected dividend yield	0.16%
Risk-free interest rate	4.72%

Weighted average expected stock price volatility is a weighted measure of the historical volatility and the implied volatility of the closest to at-the-money publicly traded Novelis call options, with weights determined by the remaining life of the longest term call options. Due to limited trading activity and the short contractual term of Novelis call options, we did not give any weight to implied volatility in the valuation of PSUs. The annual expected dividend yield is based on historical and anticipated dividend payments. The risk-free interest rate represents the 2-year daily U.S. Treasury yield curve rate as of the valuation date. The fair value of the PSUs is amortized over the derived service period of each award, which is up to three years, subject to acceleration in the event the vesting condition is met (as defined above). The liability for the first tranche was accrued over its term, was valued on March 24, 2006, and was paid in April 2006 in the aggregate amount of $3 million. As of September 30, 2006, there was approximately $0.6 million of unamortized compensation expense related to the second tranche, which is expected to be recognized over the next three quarters, and approximately $0.8 million of unamortized compensation expense related to the third tranche, which is expected to be recognized over the next 1.5 years.

Compensation Cost

For the three months and nine months ended September 30, 2006, stock-based compensation expense for arrangements that are settled in cash, including amounts related to the cumulative effect of an accounting change, net of tax, from adopting FASB Statement No. 123 (Revised), was $3 million and $7 million, respectively, and was included in Selling, general and administrative expenses. Stock-based compensation expense for arrangements that are settled in cash for the three months and nine months ended September 30, 2005 was $1 million and $3 million, respectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

11.	Post-Retirement Benefit Plans

Components of net periodic benefit cost for all of our significant plans are shown in the table below (in millions).

					Other
	Pension Benefits				Post-Retirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$9	$5	$29	$14	$1	$1	$3	$3
Interest cost	11	7	32	22	2	(1)	6	5
Expected return on assets	(9)	(3)	(28)	(15)	—	—	—	—
Amortization
— actuarial losses	1	—	4	4	1	1	1	1
— prior service cost	1	—	2	2	—	—	—	—

Net periodic benefit cost	$13	$9	$39	$27	$4	$1	$10	$9

The expected long-term rate of return on plan assets is 7.6% in 2006 compared to 7.4% in 2005.

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less.

We also participate in savings plans in Canada and the United States as well as defined contribution pension plans in the United Kingdom, Canada, Malaysia and Brazil.

We contributed the following amounts to our plans (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Funded pension plans	$8	$2	$22	$14
Unfunded pension plans	3	3	9	9
Savings and defined contribution pension plans	3	3	8	7

We expect to contribute an additional $6 million to our funded pension plans and $3 million to our unfunded pension plans for the remainder of 2006.

We are also a participating employer in the Alcan Swiss Pension Plan. We have contributed $2.7 million to this plan through September 30, 2006 and expect to contribute an additional $0.5 million for the remainder of 2006.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

12.	Currency Gains (Losses)

The following currency gains (losses) are included in Other (income) expenses — net in the accompanying condensed consolidated and combined statements of operations (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net gain (loss) on change in fair value of currency derivative instruments	$6	$3	$(18)	$76
Net gain on translation of monetary assets and liabilities	5	3	15	43

	$11	$6	$(3)	$119

The following currency gains (losses) are included in Accumulated other comprehensive loss (net of tax effect, and in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cumulative currency translation adjustment — beginning of period	$59	$(26)	$(35)	$120
Current period gain (loss) arising from changes in foreign currency exchange rates — net	11	—	105	(146)

Cumulative currency translation adjustment — end of period	$70	$(26)	$70	$(26)

13.	Financial Instruments and Commodity Contracts

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, based on our monitoring of credit exposures.

In the first quarter of 2006, we implemented hedge accounting for certain of our cross-currency interest rate swaps with respect to intercompany loans to several European subsidiaries and forward foreign exchange contracts. As of September 30, 2006, we had $712 million of cross-currency interest rate swaps (Euro 475 million, British Pound (GBP) 62 million and Swiss Franc (CHF) 35 million) and $114 million of forward foreign exchange contracts (267 million Brazilian real (BRL)).

The Euro and GBP cross-currency interest rate swaps have been designated as net investment hedges, while the CHF cross-currency interest rate swaps and the BRL forward foreign exchange contracts have been designated as cash flow hedges.

For contracts designated as net investment hedges and cash flow hedges, we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive loss within Shareholders’ equity in the accompanying condensed consolidated balance sheet. During the three months and nine months ended September 30 2006, the change in fair value of the effective and interest portions of our net investment hedges were gains of $8 million and losses of $34 million, respectively. During the three months and nine months ended September 30, 2006, the change in fair value of the effective portion of our cash flow hedges were gains of $3 million and $4 million, respectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Accordingly, $30 million of cumulative pre-tax net losses are included in Accumulated other comprehensive loss as of September 30, 2006.

As of September 30, 2006, the amount of effective net gains and losses expected to be realized during the next twelve months is $3 million. No cash flow hedges were discontinued during the nine months ended September 30, 2006. The maximum period over which we have hedged our exposure to cash flow variability is through February 2015.

The fair values of our financial instruments and commodity contracts as of September 30, 2006, were as follows (in millions).

		As of September 30, 2006
				Net Fair
	Maturity Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$12	$(11)	$1
Interest rate swaps	2007 through 2008	3	—	3
Cross-currency interest rate swaps	2006 through 2015	—	(76)	(76)
Aluminum forward contracts	2006 through 2009	68	(21)	47
Aluminum options	2006	25	—	25
Fixed price electricity contract	2016	49	—	49
Embedded derivative instruments	2007	5	—	5

		162	(108)	54
Less: current portion (A)		107	(41)	66

		$55	$(67)	$(12)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented in the accompanying condensed consolidated balance sheets. The amounts of the current and long-term portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The fair values of our financial instruments and commodity contracts as of December 31, 2005, were as follows (in millions).

		As of December 31, 2005
				Net Fair
	Maturity Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$15	$(9)	$6
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency interest rate swaps	2006 through 2015	—	(24)	(24)
Aluminum forward contracts	2006 through 2009	87	(7)	80
Aluminum options	2006	109	—	109
Fixed price electricity contract	2016	68	—	68

		284	(40)	244
Less: current portion (A)		194	(22)	172

		$90	$(18)	$72

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented in the accompanying condensed consolidated balance sheets. The amounts of the current and long-term portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

14.	Other (Income) Expenses — Net

Other (income) expenses — net is comprised of the following (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

(Gain) loss on change in fair value of derivative instruments — net	$37	$(39)	$(58)	$(56)
Loss on disposal of business	—	—	15	—
Exchange (gain) loss — net	(5)	(4)	(15)	1
Loss (gain) on disposals of property, plant and equipment — net	2	—	1	(11)
Other income — net	—	(5)	(5)	(6)

	$34	$(48)	$(62)	$(72)

15.	Income Taxes

We provide for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes. In accordance with APB Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, the provision for taxes on income recognizes our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for the impact of any discrete events, which are reported in the period in which they occur. Each quarter, we re-evaluate our estimated tax expense for the year and make adjustments for changes in the estimated tax rate. Additionally, we evaluate the realizability of our deferred tax assets on a quarterly basis. Our evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income or losses, and prudent and feasible tax planning strategies. As a result, the provision (benefit) for taxes on income (loss) for the three months and nine months ended September 30, 2006 and 2005 were based on the estimated effective tax rates applicable for the years ending December 31, 2006 and ended December 31, 2005, respectively, after considering items specifically related to the interim periods.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

A reconciliation of the Canadian statutory tax rates to our effective tax rates for the three months and nine months ended September 30, 2006 and 2005 is as follows (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Pre-tax income (loss) before equity in net income of non-consolidated affiliates and minority interests’ share	$(161)	$54	$(150)	$112

Canadian statutory tax rate	33%	33%	33%	33%

Income taxes (benefit) at the Canadian statutory tax rate	$(54)	$18	$(50)	$37
Increase (decrease) in tax rate resulting from:
Exchange translation items	2	28	36	24
Exchange remeasurement of deferred income taxes	(1)	6	2	6
Change in valuation allowances	12	(12)	42	—
Expense/income items with no tax effect — net	—	(10)	(5)	(6)
Tax rate differences on foreign earnings	(11)	5	4	4
Out-of-period adjustments — net	—	—	—	(7)
Other — net	—	2	1	9

Provision (benefit) for taxes on income (loss)	$(52)	$37	$30	$67

Effective tax rate	32%	69%	(20)%	60%

For the three months ended September 30, 2006, our effective tax rate is less than the benefit at the Canadian statutory rate of 33% due primarily to (1) a $12 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, mostly offset by (2) an $11 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions.

For the three months ended September 30, 2005, our effective tax rate is greater than the Canadian statutory rate of 33% due primarily to (1) $34 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, and (c) the remeasurement of deferred income taxes, (2) $5 million of expense from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions, (3) a $12 million reduction in valuation allowances primarily related to a change in judgment regarding the realizability of net operating losses, due to an expected increase in the profitability of our operations in Asia, where we previously believed it was more likely than not that we would not be able to utilize such losses, and (4) a $10 million benefit from expense/income items with no tax effect — net.

For the nine months ended September 30, 2006, our effective tax rate differs from the benefit at the Canadian statutory rate of 33% due primarily to (1) a $42 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, and (2) $38 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect and (c) the remeasurement of deferred income taxes.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

For the nine months ended September 30, 2005, our effective tax rate is greater than the Canadian statutory rate of 33% due primarily to (1) $30 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, and (c) the remeasurement of deferred income taxes.

16.	Earnings Per Share

The following table shows the information used in the calculation of basic and diluted earnings (loss) per share (in millions, except per share amounts).

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Net income (loss)	$(102)	$10	$(170)	$32

Denominators:
Weighted average number of outstanding shares — basic	74.01	74.00	74.01	73.99
Effect of dilutive shares	—	0.38	—	0.25

Weighted average number of outstanding shares — diluted	74.01	74.38	74.01	74.24

Earnings (loss) per share:
Net income (loss) per share — basic	$(1.38)	$0.14	$(2.30)	$0.43

Net income (loss) per share — diluted	$(1.38)	$0.14	$(2.30)	$0.43

We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares) on earnings per share. Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options and DDSUs.

Options to purchase an aggregate of 2,644,665 of our common shares were held by our employees as of September 30, 2006. For the three months and nine months ended September 30, 2006, 734,394 of these options are potentially dilutive at an average exercise price of $17.80. Additionally, there were 100,944 DDSUs that were considered potentially dilutive shares for both of the 2006 periods presented (see Note 10 — Stock-Based Compensation). A total of 1,910,271 anti-dilutive options were held by our employees as of September 30, 2006 and would not have been included in our calculation of diluted loss per share because their exercise prices were greater than our average stock price during the periods. The potentially dilutive shares described above were not included in our calculation of diluted loss per share for the three months and nine months ended September 30, 2006 as they would be anti-dilutive due to our net losses reported for each period presented.

Options to purchase an aggregate of 2,707,171 of our common shares were held by our employees as of September 30, 2005. Of these, 2,696,070 options to purchase common shares at an average exercise price of $21.57 per share were dilutive for the three months ended September 30, 2005. For the nine months ended September 30, 2005, 1,366,028 options to purchase common shares at an average exercise price of $19.43 per share were dilutive. Additionally, there were 41,652 DDSUs that were considered dilutive shares for both of the 2005 periods presented (see Note 10 — Stock Based Compensation). A total of 1,341,143 anti-dilutive options were held by our employees as of September 30, 2005 and were not included in our calculation of

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

diluted loss per share because their exercise prices were greater than our average stock price during the periods.

17.	Commitments and Contingencies

Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan represented 36% and 40% of our total combined prime and sheet ingot purchases for the three months and nine months ended September 30, 2006, respectively, and 49% of our total combined prime and sheet ingot purchases for both the three months and nine months ended September 30, 2005.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have six months from the date of the settlement to complete their review. In the third quarter of 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005, we recognized a liability for the full amount of the settlement, included in Accrued expenses and other current liabilities of $71 million, with a corresponding charge against earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets of $31 million, with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we only recognized an insurance receivable to the extent that coverage was not in dispute. We recognized a net charge of $40 million during the fourth quarter of 2005.

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the third quarter of 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by certain of our insurance carriers, who have six months from the date of settlement to complete their review. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of September 30, 2006.

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

In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is in the range of $12 million to $26 million. Based upon the report and other factors, we accrued $19 million as our estimated cost. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and we believe that our estimate of $19 million is reasonable, and that the remediation plan will be approved for implementation in 2007 or 2008.

Indirect Guarantees of the Indebtedness of Others

We have issued indirect guarantees of the indebtedness of others and we recognize a liability for the fair value of obligations assumed under such guarantees. Currently, we only issue indirect guarantees for the indebtedness of others. The guarantees may cover the following entities:

•	wholly-owned or majority-owned subsidiaries;

•	variable interest entities consolidated under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the consolidation tests under FASB Interpretation No. 46 (Revised).

In the case of our wholly-owned subsidiaries, the indebtedness guaranteed is for trade accounts payable to third parties. For our majority-owned subsidiaries, the indebtedness guaranteed is for short-term loan, overdraft and other debt facilities with financial institutions.

Since we consolidate wholly-owned and majority-owned subsidiaries and variable interest entities in our financial statements, all outstanding liabilities associated with trade accounts payable and short-term debt facilities for these entities are already included in our condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table discloses information about our obligations under indirect guarantees of indebtedness of others as of September 30, 2006 (in millions).

	Maximum Potential	Liability Carrying	Assets Held for
Type of Entity	Future Payment	Value	Collateral

Wholly-owned subsidiaries	$35	$21	$—
Majority-owned subsidiaries	2	—	—
Aluminium Norf GmbH	13	—	—

18.	Segment, Geographical Area and Major Customer Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

We measure the profitability and financial performance of our operating segments, based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) gains and losses on change in fair value of derivative instruments — net; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting; (g) restructuring (charges) recoveries — net; (h) gains or losses on disposals of property, plant and equipment and businesses; (i) corporate selling, general and administrative expenses; (j) other corporate costs; (k) litigation settlement — net of insurance recoveries; (l) provision or benefit for taxes on income (loss); and (m) cumulative effect of accounting change — net of tax.

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

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying condensed consolidated and combined statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

During the quarter ended September 30, 2006 we added a line to our Regional Income reconciliation to improve the disclosure of gains or losses resulting from cash settlement of derivatives that have been included in Regional Income. Prior periods have been revised to conform to the current period presentation.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Selected Segment Financial Information

The following tables present selected segment financial information as of and for the three months and nine months ended September 30, 2006 and 2005 (in millions).

					Adjustment to
					Eliminate
As of and for the Three	North			South	Proportional	Corporate
Months Ended September 30, 2006	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$954	$940	$388	$216	$(4)	$—	$2,494
Intersegment sales	—	2	4	21	—	(27)	—
Regional Income (Loss)	(19)	71	18	37	—	—	107
Depreciation and amortization	17	21	14	11	(7)	1	57
Capital expenditures	6	8	6	5	(3)	—	22
Total assets	1,487	2,392	1,021	814	(98)	64	5,680

					Adjustment to
					Eliminate
As of and for the Three	North			South	Proportional	Corporate
Months Ended September 30, 2005	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$836	$737	$328	$157	$(5)	$—	$2,053
Intersegment sales	1	2	1	7	—	(11)	—
Regional Income	54	52	23	24	—	—	153
Depreciation and amortization	18	23	12	11	(8)	—	56
Capital expenditures	18	16	5	5	(3)	4	45
Total assets	1,388	2,129	971	780	(81)	77	5,264

					Adjustment to
					Eliminate
As of and for the Nine	North			South	Proportional	Corporate
Months Ended September 30, 2006	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$2,841	$2,688	$1,235	$626	$(13)	$—	$7,377
Intersegment sales	1	2	12	39	—	(54)	—
Regional Income	64	208	70	122	—	—	464
Depreciation and amortization	53	68	41	33	(24)	3	174
Capital expenditures	24	26	15	17	(8)	3	77
Total assets	1,487	2,392	1,021	814	(98)	64	5,680

					Adjustment to
					Eliminate
As of and for the Nine	North			South	Proportional	Corporate
Months Ended September 30, 2005	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$2,500	$2,376	$1,025	$448	$(12)	$—	$6,337
Intersegment sales	2	30	6	37	—	(75)	—
Regional Income	141	161	80	86	—	—	468
Depreciation and amortization	54	74	37	33	(25)	—	173
Capital expenditures	35	38	15	13	(5)	8	104
Total assets	1,388	2,129	971	780	(81)	77	5,264

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table presents the reconciliations from Total Regional Income to Net income (loss) for the three months and nine months ended September 30, 2006 and 2005 (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total Regional Income	$107	$153	$464	$468
Interest expense and amortization of debt issuance costs	(55)	(49)	(160)	(155)
(Gain) loss on cash settlement of derivative instruments — net, included in Regional Income	(62)	4	(193)	(10)
Gain (loss) on change in fair value of derivative instruments — net	(37)	39	58	56
Depreciation and amortization	(57)	(56)	(174)	(173)
Minority interests’ share	2	(9)	(2)	(19)
Adjustment to eliminate proportional consolidation (A)	(9)	(9)	(26)	(27)
Restructuring (charges) recoveries — net	(10)	(7)	(13)	(4)
Impairment charges on long-lived assets	—	(4)	—	(5)
Gain (loss) on disposals of property, plant and equipment and businesses — net	(2)	—	(16)	11
Corporate selling, general and administrative expenses	(33)	(19)	(88)	(49)
Other corporate costs — net	2	4	10	6
Benefit (provision) for taxes on income (loss)	52	(37)	(30)	(67)

Net income (loss)	$(102)	$10	$(170)	$32

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income, the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our condensed consolidated and combined statements of operations. See Note 6 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions to our condensed consolidated and combined financial statements for further information about these non-consolidated affiliates.

Information about Major Customers

All of our operating segments had net sales to Rexam Plc (Rexam), our largest customer and our only customer accounting for more than 10% of our total net sales. Net sales to Rexam and the percentages of our total net sales for the three months and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales to Rexam (in millions)	$357	$282	$1,021	$792

Percentage of total net sales	14.3%	13.8%	13.8%	12.5%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

19.	Supplemental Guarantor Information

In connection with the issuance of our Senior Notes, certain of our wholly-owned subsidiaries provided guarantees of the Senior Notes. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the United States, the United Kingdom, Brazil and Switzerland, as well as certain businesses in Germany. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Senior Notes.

The following information presents condensed consolidating and combining statements of operations for the three months and nine months ended September 30, 2006 and 2005, condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, and condensed consolidating and combining statements of cash flows for the nine months ended September 30, 2006 and 2005 of the Parent, the Guarantors, and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

Novelis Inc.

Condensed Consolidating Statement of Operations
(in millions)

	Three Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$415	$2,176	$657	$(754)	$2,494

Cost of goods sold (exclusive of depreciation and amortization shown below)	404	2,121	625	(761)	2,389
Selling, general and administrative expenses	13	70	20	—	103
Depreciation and amortization	4	37	16	—	57
Research and development expenses	7	2	1	—	10
Restructuring charges — net	—	10	—	—	10
Interest expense and amortization of debt issuance costs — net	12	35	5	—	52
Equity in net income of affiliates	70	(5)	—	(70)	(5)
Other expenses — net	4	27	3	—	34

	514	2,297	670	(831)	2,650

Loss before provision (benefit) for taxes on loss and minority interests’ share	(99)	(121)	(13)	77	(156)
Provision (benefit) for taxes on loss	3	(55)	—	—	(52)

Loss before minority interests’ share	(102)	(66)	(13)	77	(104)
Minority interests’ share	—	—	2	—	2

Net loss	$(102)	$(66)	$(11)	$77	$(102)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating and Combining Statement of Operations
(in millions)

	Three Months Ended September 30, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined

Net sales	$332	$1,697	$579	$(555)	$2,053

Cost of goods sold (exclusive of depreciation and amortization shown below)	321	1,523	545	(555)	1,834
Selling, general and administrative expenses	19	55	16	—	90
Depreciation and amortization	3	39	14	—	56
Research and development expenses	6	3	1	—	10
Restructuring charges (recoveries) — net	—	(1)	8	—	7
Impairment charges on long-lived assets	—	—	4	—	4
Interest expense and amortization of debt issuance costs — net	12	29	5	—	46
Equity in net income of affiliates	(52)	(2)	—	52	(2)
Other (income) expenses — net	10	(50)	(8)	—	(48)

	319	1,596	585	(503)	1,997

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	13	101	(6)	(52)	56
Provision (benefit) for taxes on income (loss)	3	43	(9)	—	37

Income before minority interests’ share	10	58	3	(52)	19
Minority interests’ share	—	—	(9)	—	(9)

Net income (loss)	$10	$58	$(6)	$(52)	$10

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(in millions)

	Nine Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,204	$6,309	$2,086	$(2,222)	$7,377

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,164	6,017	1,969	(2,219)	6,931
Selling, general and administrative expenses	47	193	53	—	293
Depreciation and amortization	11	114	49	—	174
Research and development expenses	20	8	1	—	29
Restructuring charges — net	—	11	2	—	13
Interest expense and amortization of debt issuance costs — net	33	102	14	—	149
Equity in net income of affiliates	75	(12)	—	(75)	(12)
Other (income) expenses — net	13	(77)	2	—	(62)

	1,363	6,356	2,090	(2,294)	7,515

Loss before provision for taxes on loss and minority interests’ share	(159)	(47)	(4)	72	(138)
Provision for taxes on loss	11	8	11	—	30

Loss before minority interests’ share	(170)	(55)	(15)	72	(168)
Minority interests’ share	—	—	(2)	—	(2)

Net loss	$(170)	$(55)	$(17)	$72	$(170)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating and Combining Statement of Operations
(in millions)

	Nine Months Ended September 30, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined

Net sales	$960	$5,218	$1,835	$(1,676)	$6,337

Cost of goods sold (exclusive of depreciation and amortization shown below)	933	4,718	1,703	(1,676)	5,678
Selling, general and administrative expenses	52	159	49	—	260
Depreciation and amortization	8	119	46	—	173
Research and development expenses	19	9	1	—	29
Restructuring charges (recoveries) — net	—	(4)	8	—	4
Impairment charges on long-lived assets	—	—	5	—	5
Interest expense and amortization of debt issuance costs — net	46	87	15	—	148
Equity in net income of affiliates	(89)	(6)	—	89	(6)
Other income — net	(31)	(37)	(4)	—	(72)

	938	5,045	1,823	(1,587)	6,219

Income before provision (benefit) for taxes on income and minority interests’ share	22	173	12	(89)	118
Provision (benefit) for taxes on income	(10)	83	(6)	—	67

Income before minority interests’ share	32	90	18	(89)	51
Minority interests’ share	—	—	(19)	—	(19)

Net income (loss)	$32	$90	$(1)	$(89)	$32

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(in millions)

	As of September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$2	$49	$20	$—	$71
Accounts receivable — net of allowances
— third parties	64	846	331	—	1,241
— related parties	376	409	21	(784)	22
Inventories	59	875	378	(3)	1,309
Prepaid expenses and other current assets	3	54	15	—	72
Current portion of fair value of derivative instruments	—	104	3	—	107
Deferred income tax assets	2	8	9	—	19

Total current assets	506	2,345	777	(787)	2,841
Property, plant and equipment — net	115	1,256	759	—	2,130
Goodwill	—	27	201	—	228
Intangible assets — net	—	17	3	—	20
Investments	539	155	—	(539)	155
Fair value of derivative instruments — net of current portion	—	55	—	—	55
Deferred income tax assets	19	16	32	—	67
Other long-term assets	1,185	175	130	(1,306)	184

Total assets	$2,364	$4,046	$1,902	$(2,632)	$5,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$3	$1	$—	$4
Short-term borrowings
— third parties	5	80	28	—	113
— related parties	—	469	30	(499)	—
Accounts payable
— third parties	99	706	383	—	1,188
— related parties	78	188	57	(285)	38
Accrued expenses and other current liabilities	102	479	121	—	702
Deferred income tax liabilities	—	82	4	—	86

Total current liabilities	284	2,007	624	(784)	2,131
Long-term debt — net of current portion
— third parties	1,660	498	171	—	2,329
— related parties	—	1,069	237	(1,306)	—
Deferred income tax liabilities	19	108	16	—	143
Accrued post-retirement benefits	12	236	87	—	335
Other long-term liabilities	67	181	16	—	264

	2,042	4,099	1,151	(2,090)	5,202

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	156	—	156

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	427	—	—	—	427
(Accumulated deficit)/retained earnings/owner’s net investment	(92)	(247)	580	(333)	(92)
Accumulated other comprehensive income (loss)	(13)	194	15	(209)	(13)

Total shareholders’ equity	322	(53)	595	(542)	322

Total liabilities and shareholders’ equity	$2,364	$4,046	$1,902	$(2,632)	$5,680

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(in millions)

	As of December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$2	$34	$64	$—	$100
Accounts receivable — net of allowances
— third parties	67	689	342	—	1,098
— related parties	381	318	22	(688)	33
Inventories	49	769	310	—	1,128
Prepaid expenses and other current assets	2	55	9	—	66
Current portion of fair value of derivative instruments	—	186	8	—	194
Deferred income tax assets	—	—	8	—	8

Total current assets	501	2,051	763	(688)	2,627
Property, plant and equipment — net	121	1,297	742	—	2,160
Goodwill	—	25	186	—	211
Intangible assets — net	—	18	3	—	21
Investments	729	144	—	(729)	144
Fair value of derivative instruments — net of current portion	—	90	—	—	90
Deferred income tax assets	8	5	32	—	45
Other long-term assets	1,129	173	119	(1,243)	178

Total assets	$2,488	$3,803	$1,845	$(2,660)	$5,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$2	$1	$—	$3
Short-term borrowings
— third parties	—	23	4	—	27
— related parties	45	409	17	(471)	—
Accounts payable
— third parties	76	442	348	—	866
— related parties	62	152	41	(217)	38
Accrued expenses and other current liabilities	105	411	125	—	641
Deferred income tax liabilities	—	26	—	—	26

Total current liabilities	288	1,465	536	(688)	1,601
Long-term debt — net of current portion
— third parties	1,742	640	218	—	2,600
— related parties	—	1,017	226	(1,243)	—
Deferred income tax liabilities	—	176	10	—	186
Accrued post-retirement benefits	9	213	83	—	305
Other long-term liabilities	16	163	13	—	192

	2,055	3,674	1,086	(1,931)	4,884

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	159	—	159

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	425	—	—	—	425
Retained earnings/(accumulated deficit)/owner’s net investment	92	(2)	621	(619)	92
Accumulated other comprehensive income (loss)	(84)	131	(21)	(110)	(84)

Total shareholders’ equity	433	129	600	(729)	433

Total liabilities and shareholders’ equity	$2,488	$3,803	$1,845	$(2,660)	$5,476

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(in millions)

	Nine Months Ended September 30, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by operating activities	$152	$2	$35	$(183)	$6

INVESTING ACTIVITIES
Capital expenditures	(5)	(49)	(23)	—	(77)
Disposal of business — net	(7)	—	—	—	(7)
Cash advance received on pending transfer of rights	—	15	—	—	15
Proceeds from sales of assets	—	3	—	—	3
Proceeds from loans receivable — net	—	—	—	—
— related parties	53	(29)	(1)	4	27
Changes in investment in and advances to non-consolidated affiliates	—	4	—	—	4
Premiums paid to purchase derivative instruments	—	(2)	—	—	(2)
Net proceeds from settlement of derivative instruments	—	232	(5)	—	227

Net cash provided by (used in) investing activities	41	174	(29)	4	190

FINANCING ACTIVITIES
Proceeds from issuance of new debt
— third parties	—	—	20	—	20
— related parties	—	199	—	(199)	—
Principal repayments
— third parties	(82)	(143)	(72)	—	(297)
— related parties	(73)	(119)	(3)	195	—
Short-term borrowings — net
— third parties	5	55	24	—	84
— related parties	(20)	12	8	—	—
Dividends
— preference shares	—	(12)	—	12	—
— common shareholders	(14)	(155)	(16)	171	(14)
— minority interests	—	—	(14)	—	(14)
Debt issuance costs	(9)	—	—	—	(9)

Net cash used in financing activities	(193)	(163)	(53)	179	(230)

Net increase (decrease) in cash and cash equivalents	—	13	(47)	—	(34)
Effect of exchange rate changes on cash balances held in foreign currencies	—	2	3	—	5
Cash and cash equivalents — beginning of period	2	34	64	—	100

Cash and cash equivalents — end of period	$2	$49	$20	$—	$71

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating and Combining Statement of Cash Flows
(in millions)

	Nine Months Ended September 30, 2005
					Consolidated
			Non-		and
	Parent	Guarantors	Guarantors	Eliminations	Combined

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$116	$399	$(14)	$(135)	$366

INVESTING ACTIVITIES
Capital expenditures	(12)	(67)	(25)	—	(104)
Proceeds from sales of assets	—	1	8	—	9
Proceeds from loans receivable — net
— third parties	—	4	15	—	19
— related parties	(1,104)	(157)	(118)	1,752	373
Share repurchase — intercompany	400	—	—	(400)	—
Premiums paid to purchase derivative instruments	—	(26)	—	—	(26)
Net proceeds from settlement of derivative instruments	—	96	—	—	96

Net cash provided by (used in) investing activities	(716)	(149)	(120)	1,352	367

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	1,875	825	50	—	2,750
— related parties	40	1,459	253	(1,752)	—
Principal repayments	(1,316)	(1,512)	(94)	—	(2,922)
Short-term borrowings — net
— third parties	2	(68)	(71)	—	(137)
— related parties	(30)	(281)	9	—	(302)
Share repurchase — intercompany	—	(400)	—	400	—
Issuance of preference shares	—	—	32	(32)	—
Dividends
— preference shares	—	—	(7)	7	—
— common shareholders	(20)	(158)	(2)	160	(20)
— minority interests	—	—	(7)	—	(7)
Net receipts from (payments to) Alcan	100	(21)	(7)	—	72
Debt issuance costs	(49)	(22)	—	—	(71)

Net cash provided by (used in) financing activities	602	(178)	156	(1,217)	(637)

Net increase in cash and cash equivalents	2	72	22	—	96
Effect of exchange rate changes on cash balances held in foreign currencies	—	(2)	(1)	—	(3)
Cash and cash equivalents — beginning of period	—	12	19	—	31

Cash and cash equivalents — end of period	$2	$82	$40	$—	$124

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the construction and industrial, beverage and food cans, foil products and transportation markets. As of September 30, 2006, we had operations on four continents: North America; Europe; Asia and South America, through 34 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated products in all of these geographic regions.

Unless otherwise specifically identified as our “original Form 10-K”, any references to our Form 10-K made throughout this document shall refer to our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the United States Securities and Exchange Commission (SEC) on August 25, 2006, as amended on October 20, 2006.

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the three months and nine months ended September 30, 2006 are presented briefly below. Each is discussed in further detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	We had net sales of $2.5 billion and a net loss of $102 million, or $(1.38) per share for our quarter ended September 30, 2006, compared to net sales of $2.1 billion and net income of $10 million, or $0.14 per share for the third quarter of 2005. We had net sales of $7.4 billion and a net loss of $170 million, or $(2.30) per share for the nine months ended September 30, 2006, compared to net sales of $6.3 billion and net income of $32 million, or $0.43 per share for the nine months ended September 30, 2005.

•	Total rolled products shipments increased from 725 kilotonnes (kt) in the third quarter of 2005 to 737kt in the third quarter of 2006, while ingot products shipments declined from 46kt to 37kt in those same periods. Total rolled products shipments increased from 2,168kt for the nine months ended September 30, 2005 to 2,231kt for the nine months ended September 30, 2006, while ingot products shipments declined from 174kt to 125kt in those same periods.

•	We reduced our total debt by $37 million during the third quarter of 2006 and by $184 million through the nine months ended September 30, 2006, which was in excess of our required principal payment obligations.

•	London Metal Exchange (LME) pricing for aluminum (metal) was an average of 36% higher during the third quarter of 2006 than the same period for 2005, and an average of 37% higher during the nine months ended September 30, 2006 than the same period for 2005.

•	Net sales for the third quarter and nine months ended September 30, 2006 increased 21% and 16%, respectively, compared to the same 2005 periods due mainly to the rise in LME prices. However, the benefit of higher LME prices on our net sales was limited by metal price ceilings in sales contracts representing approximately 20% of our estimated total shipments. During the third quarter and first nine months of 2006, we were unable to pass through approximately $115 million and $350 million, respectively, of metal price increases associated with sales under these contracts. The metal price ceilings are discussed in more detail below.

•	As a result of our restatement and review process, delayed filings and continued reliance on third party consultants we continue to incur higher corporate costs and interest expense in 2006 than in 2005. For the third quarter and nine months ended September 30, 2006, we estimate that these expenses approximated $9 million and $32 million, respectively. We expect to continue to incur these higher costs until we complete our registered exchange offer for our Senior Notes and until our accounting and finance functions are permanently staffed with the appropriate complement of personnel to support our ongoing financial reporting requirements. The restatement and review process and delayed filings are discussed in more detail below.

•	During the third quarter we recognized pre-tax losses of $37 million related to the change in fair value of derivative instruments. During the nine months ended September 30, 2006, we recognized pre-tax gains of $58 million related to the change in fair value of derivative instruments. These amounts are included in Other (income) expenses — net. Regional Income includes approximately $62 million and $193 million of cash-settled derivative gains for the third quarter and nine months ended September 30, 2006, respectively. These derivative instruments and the related accounting are discussed in more detail below.

•	The net loss for the third quarter includes an income tax benefit of $52 million, while the net loss for the nine months ended September 30, 2006 includes income tax expense of $30 million. These amounts were impacted by (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of foreign currency gains or losses with no pre-tax effect, (2) changes in valuation allowances and (3) foreign rate differences. Cash taxes paid during the third quarter and nine months ended September 30, 2006 were $5 million and $24 million, respectively.

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

Sales contracts representing approximately 20% of our estimated total shipments for 2006 provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. During the third quarter and nine months ended September 30, 2006, we were unable to pass through approximately $115 million and $350 million, respectively, of metal price increases associated with sales under these contracts.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these strategies have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. We refer to these two strategies as our internal hedges. While we believe that our primary aluminum production continues to provide the expected benefits during this sustained period of high LME prices, the recycling operations are providing less internal hedge benefit than we expected. LME metal prices and other market issues have resulted in higher than expected prices of UBCs, thus compressing the internal hedge benefit we receive from this strategy.

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

For accounting purposes, we do not treat all derivative instruments as hedges under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further earnings volatility as a result. In the accompanying condensed consolidated and combined statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

At current metal prices, we have not fully covered our exposure relative to the metal price ceilings with the three hedging strategies described above. This is primarily a result of (i) not being able to purchase affordable call options or fixed forward derivative instruments with strike prices that directly coincide with the metal price ceilings and (ii) our recycling operations are providing less internal hedge than we previously expected, as the spread between UBC prices and LME prices has not increased at the levels we projected internally. We do expect incremental improvement in 2007 over 2006, however, as our net sales under contracts with price ceilings decreases to approximately 10% of total estimated shipments in 2007.

METAL PRICE LAG

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference in the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices our earnings benefit from this timing difference while the opposite is true in periods of declining prices. We refer to this timing difference as metal price lag. From the second quarter to the third quarter, average LME prices declined and as a result our third quarter pre-tax earnings were negatively impacted by approximately $33 million. For the nine months ended September 30, 2006, we have benefited from metal price lag by approximately $43 million.

Generally, and in the short-term, metal price lag impacts cash flows negatively in periods of rising metal prices due primarily to inventory processing time, while the opposite is true in periods of declining prices. During the third quarter of 2006, we began selling short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices, but we have not fully mitigated this short-term risk.

In Europe, certain of our sales contracts contain fixed metal prices for periods of time such as four to thirty-six months. In some cases, this can result in a negative (positive) impact on sales as metal prices increase (decrease) because the prices are fixed at historical levels. We enter into forward metal purchases simultaneous with these contracts that directly hedge the economic risk of future metal price fluctuation. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments purchased to offset this risk. The sales and Regional Income impacts are described more fully in the Operations and Segment Review for our Europe operating segment.

RESTATEMENT AND REVIEW AND DELAYED FILINGS

We restated our condensed consolidated and combined financial statements for our quarters ended March 31, 2005 and June 30, 2005, as filed on May 16, 2006. The restatement and review process included an extensive review of the contingencies, reserves and adjustments made to our opening balance sheet as of January 6, 2005.

As a result of the restatement and review process, certain filings were delayed, including our Quarterly Report on Form 10-Q for the period ended September 30, 2005, our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2006 and June 30, 2006.

INTERNAL CONTROLS

The financial restatement and review we commenced in fiscal 2005 that continued into fiscal 2006 identified the need for substantial improvement in our financial accounting and control personnel, processes and reporting. We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and continue to report as of September 30, 2006 that we have material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures were not effective. We are working to remediate these weaknesses to enable us to timely and accurately prepare and file our reports with the SEC. We expect to continue to implement significant process improvements and add substantially to our permanent financial and accounting staff throughout the coming quarters. See Item 4. Controls and Procedures.

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

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters. On November 8, 2006, Alcan and we executed a settlement agreement resolving the material working capital and cash balance adjustments to the opening balance sheet and issues relating to the transfer of U.S. pension assets and liabilities from Alcan to Novelis. Excluding pension assets and liability transfers, the net impact of the settlement was a payment to Novelis of approximately $4 million. The pension assets and liability transfer is expected to be completed by year end, subject to a true-up adjustment in 2007.

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

OPERATIONS AND SEGMENT REVIEW

The following discussion and analysis is based on our condensed consolidated and combined statements of operations, which reflect our results of operations for the quarters and nine months ended September 30, 2006 and 2005, as prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

The following tables present our shipments, our operating results and certain other information relevant to our business for the quarters and nine months ended September 30, 2006 and 2005, as well as the percent change from period to period.

	Third Quarter		Percent	Nine Months		Percent
Periods Ended September 30,	2006	2005	Change	2006	2005	Change

Shipments — in kilotonnes (A)
Rolled products, including tolling (the conversion of customer-owned metal)	737	725	2%	2,231	2,168	3%
Ingot products, including primary and secondary ingot and recyclable aluminum (B)	37	46	(20)%	125	174	(28)%

Total shipments	774	771	—%	2,356	2,342	1%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Ingot products shipments include primary ingot in Brazil, foundry products sold in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum sales made for logistical purposes.

	Third Quarter		Percent	Nine Months		Percent
Periods Ended September 30,	2006	2005	Change	2006	2005	Change
	($ in millions)

Operating Results
Net sales	$2,494	$2,053	21%	$7,377	$6,337	16%

Cost and expenses
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,389	1,834	30%	6,931	5,678	22%
Selling, general and administrative expenses	103	90	14%	293	260	13%
Depreciation and amortization	57	56	2%	174	173	1%
Research and development expenses	10	10	—%	29	29	—%
Restructuring charges — net	10	7	43%	13	4	225%
Impairment charges on long-lived assets	—	4	(100)%	—	5	(100)%
Interest expense and amortization of debt issuance costs — net	52	46	13%	149	148	1%
Equity in net income of non-consolidated affiliates	(5)	(2)	150%	(12)	(6)	100%
Other (income) expenses — net	34	(48)	(171)%	(62)	(72)	(14)%

	2,650	1,997	33%	7,515	6,219	21%

Income (loss) before provision for taxes on income and minority interests’ share	(156)	56	(379)%	(138)	118	(217)%
Provision (benefit) for taxes on income (loss)	(52)	37	(241)%	30	67	(55)%

Income (loss) before minority interests’ share	(104)	19	(647)%	(168)	51	(429)%
Minority interests’ share	2	(9)	(122)%	(2)	(19)	(89)%

Net income (loss)	$(102)	$10	(1,120)%	$(170)	$32	(631)%

			Percent
	2006	2005	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of September 30,	$2,572	$1,857	39%
Average cash price during the quarters ended September 30,	$2,481	$1,830	36%
Average cash price during the nine months ended September 30,	$2,516	$1,839	37%

			Dollar			Dollar
	Third Quarter		Strengthen/	Nine Months		Strengthen/
Periods Ended September 30,	2006	2005	(Weaken)	2006	2005	(Weaken)

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per Euro	1.275	1.217	5%	1.252	1.258	—%
Brazilian real per U.S. dollar	2.161	2.317	(7)%	2.171	2.456	(12)%
South Korean won per U.S. dollar	954	1,036	(8)%	956	1,021	(6)%
Canadian dollar per U.S. dollar	1.118	1.192	(6)%	1.127	1.221	(8)%

	Third Quarter		Percent	Nine Months		Percent
Periods Ended September 30,	2006	2005	Change	2006	2005	Change

New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude
Average settlement price (per barrel)	$71.55	$56.25	27%	$67.09	$49.10	37%
Natural Gas
Average Henry Hub contract settlement price (per MMBTU) (A)	$6.58	$8.49	(22)%	$7.44	$7.16	4%

(A)	One MMBTU is the equivalent of one decatherm, or one million BTUs (British Thermal Units).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005

Shipments

We had increased shipments of rolled products in the third quarter of 2006 compared to 2005 due primarily to increases in North America and Europe. The increase in North America was in the original equipment manufacturer (OEM)/distributor market, up 8kt, as we increased our customer base. In Europe, we experienced higher shipments in all markets except foil products. These increases were partially offset by lower can and industrial products shipments in Asia.

The reduction in ingot products shipments was attributable primarily to our European operations where the closing of our Borgofranco casting alloys business during the first quarter of 2006 resulted in 8kt of lower shipments in the third quarter of 2006, as compared to the third quarter of 2005.

Net sales

Higher net sales in the third quarter of 2006 compared to 2005 resulted primarily from the increase in LME metal prices, which were 36% higher on average during the third quarter of 2006 compared to the same 2005 quarter. Metal represents approximately 60% — 70% of the sales value of our products. Net sales was adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $115 million of metal price increases in the third quarter of 2006. In comparison, we were unable to pass through approximately $5 million of metal price increases in the third quarter of 2005 for a net unfavorable impact of approximately $110 million.

Costs and expenses

The following table presents our costs and expenses for the quarters ended September 30, 2006 and 2005 (in dollars and expressed as percentages of net sales).

	Third Quarter
	2006		2005
		% of		% of
	$ in millions	Net Sales	$ in millions	Net Sales

Cost of goods sold (exclusive of depreciation and amortization)	$2,389	95.9%	$1,834	89.4%
Selling, general and administrative expenses	103	4.1%	90	4.4%
Depreciation and amortization	57	2.3%	56	2.7%
Research and development expenses	10	0.4%	10	0.5%
Restructuring charges — net	10	0.4%	7	0.3%
Impairment of long-lived assets	—	—%	4	0.2%
Interest expense and amortization of debt issuance costs — net	52	2.1%	46	2.2%
Equity in net income of non-consolidated affiliates	(5)	(0.2)%	(2)	(0.1)%
Other (income) expenses — net	34	1.3%	(48)	(2.3)%

	$2,650	106.3%	$1,997	97.3%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in dollar terms is primarily due to the impact of higher LME prices. As a percentage of net sales, cost of goods sold was adversely impacted due to price ceilings on certain can contracts, which limited our ability to pass through approximately $115 million of metal price increases during the third quarter of 2006 as described above. In comparison, we were unable to pass through approximately $5 million of metal price increases during the third quarter of 2005. Further, during the third quarter of 2006 we experienced adverse impacts from higher energy and transportation costs in all regions except South America, compared to the same period in 2005.

Selling, general and administrative expenses (SG&A).  SG&A in 2006 exceeds 2005 due primarily to higher corporate costs which included $6 million related to severance for our former chief executive officer, incremental stock compensation expense of $2 million primarily related to changes in fair values of previously issued share-based awards and $3 million of additional legal and professional fees incurred as a result of our continued reliance on third-party consultants to support our financial reporting requirements.

Interest expense and amortization of debt issuance costs — net.  Interest expense increased primarily as a result of (1) penalty interest and waiver fee amortization we incurred during the third quarter of 2006 due to the late filing of our financial statements and (2) higher interest rates on our remaining variable rate debt, which were partially offset by lower interest expense due to reduced debt levels in 2006 compared to 2005.

Other (income) expenses — net.  The reconciliation of the difference between the quarters is shown below (in millions):

Other
(Income)
Expenses — Net

Other (income) expenses — net for the quarter ended September 30, 2005	$(48)

Net losses of $37 million on change in fair value of derivative instruments in 2006, compared to net gains of $39 million in 2005	76
Loss on disposal of property, plant and equipment — net in 2006 of $2 million	2
Exchange gains of $5 million in 2006 compared to gains of $4 million in 2005	(1)
Other — net	5

Other (income) expenses — net for the quarter ended September 30, 2006	$34

Provision (benefit) for taxes on income (loss)

For the third quarter of 2006, we recorded a $52 million benefit for taxes on our pre-tax loss of $161 million, before our equity in net income of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 32%. Our effective tax rate is less than the benefit at the Canadian statutory rate of 33% due primarily to (1) a $12 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, mostly offset by (2) an $11 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions.

For the third quarter of 2005, we recorded a $37 million provision for taxes on our pre-tax income of $54 million, before our equity in net income of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 69%. Our effective tax rate is greater than the Canadian statutory rate of 33% due primarily to (1) $34 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, and (c) the remeasurement of deferred income taxes, (2) $5 million of expense from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions, (3) a $12 million reduction in valuation allowances primarily related to a change in judgment regarding the realizability of net operating losses, due to an expected increase in the profitability of our operations in Asia, where we previously believed it was more likely than not that we would not be able to utilize such losses, and (4) a $10 million benefit from expense/income items with no tax effect — net.

Net income (loss)

We reported a net loss of $102 million for the quarter ended September 30, 2006, or $(1.38) per share, compared to net income of $10 million, or $0.14 per share for the quarter ended September 30, 2005.

OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005

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

We measure the profitability and financial performance of our operating segments based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) gains and losses on change in fair value of derivative instruments — net; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting; (g) restructuring (charges) recoveries — net; (h) gains or losses on disposals of property, plant and equipment and businesses; (i) corporate selling, general and administrative expenses; (j) other corporate costs; (k) litigation settlement — net of insurance recoveries; (l) provision or benefit for taxes on income (loss); and (m) cumulative effect of accounting change — net of tax.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying condensed consolidated and combined statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

During the quarter ended September 30, 2006 we added a line to our Regional Income reconciliation to improve the disclosure of gains or losses resulting from cash settlement of derivatives that have been included in Regional Income. Prior periods have been revised to conform to the current period presentation.

Reconciliation

The following table presents Regional Income (Loss) by operating segment and reconciles Total Regional Income to Net income (loss) (in millions).

	Third Quarter
	2006	2005

Regional Income (Loss)
North America	$(19)	$54
Europe	71	52
Asia	18	23
South America	37	24

Total Regional Income	107	153
Interest expense and amortization of debt issuance costs	(55)	(49)
(Gains) losses on cash settlement of derivative instruments — net, included in Regional Income	(62)	4
Gains (losses) on change in fair value of derivative instruments — net	(37)	39
Depreciation and amortization	(57)	(56)
Minority interests’ share	2	(9)
Adjustment to eliminate proportional consolidation (A)	(9)	(9)
Restructuring charges — net	(10)	(7)
Impairment charges on long-lived assets	—	(4)
Losses on disposals of property, plant and equipment and businesses	(2)	—
Corporate selling, general and administrative expenses	(33)	(19)
Other corporate costs — net	2	4
Benefit (provision) for taxes on income (loss)	52	(37)

Net income (loss)	$(102)	$10

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income (loss), the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates in the accompanying condensed consolidated and combined statements of operations. See Note 6 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions to our condensed consolidated and combined financial statements for further information about these non-consolidated affiliates.

OPERATING SEGMENT RESULTS

North America

As of September 30, 2006, North America manufactured aluminum sheet and light gauge products through 10 aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America for the quarters ended September 30, 2006 and 2005.

	Third Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	296	285	3.9%
Ingot products	17	18	(5.6)%

Total shipments	313	303	3.3%

Net sales	$954	$836	14.1%
Regional Income (Loss)	$(19)	$54	(135.2)%
Total assets	$1,487	$1,388	7.1%

Shipments

Rolled products shipments increased in the third quarter of 2006 as compared to 2005 primarily due to increasing our customer base in the OEM/distributor market.

Net sales

Net sales increases in the third quarter of 2006 compared to 2005 were driven primarily by metal prices, which were 36% higher on average in the third quarter of 2006 compared to 2005, and higher shipments discussed above. Increases in metal prices are largely passed through to customers. However, the pass through of metal price increases to our customers was limited in cases where metal price ceilings were exceeded. This factor unfavorably impacted North America net sales in the third quarter of 2006 by approximately $115 million. In 2005, we were unable to pass through approximately $5 million of metal price increases for a net quarter-over-quarter unfavorable impact of approximately $110 million.

Regional Income

As described above, the net unfavorable impact of metal price ceilings was approximately $110 million, which reduced 2006 Regional Income as compared to 2005. This was partially offset by $29 million of gains from the cash settlement of derivative instruments recognized during the third quarter of 2006. Price increases implemented during the year added $9 million to Regional Income during the third quarter of 2006. These price increases were partially offset by higher energy and transportation costs.

Europe

As of September 30, 2006, Europe provided European markets with value-added sheet and light gauge products through its 14 plants, including one recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic and painted products.

The following table presents key financial and operating information for Europe for the quarters ended September 30, 2006 and 2005.

	Third Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	265	252	5.2%
Ingot products	4	13	(69.2)%

Total shipments	269	265	1.5%

Net sales	$940	$737	27.5%
Regional Income	$71	$52	36.5%
Total assets	$2,392	$2,129	12.4%

Shipments

Rolled products shipments increased during the third quarter of 2006 compared to the same quarter of 2005. Increased shipments in all product groups other than foil more than offset a 5kt decline in foil and a 5kt decline in shipments due to the sale of our Annecy plant in March 2006. Ingot products shipments declined primarily as a result of the closure of our Borgofranco facility during the first quarter of 2006.

Net sales

Net sales increased primarily as a result of the 36% increase in average LME metal prices, which was partially offset by unfavorable metal price lag.

Regional Income

Compared to 2005, Regional Income was impacted in the third quarter of 2006 by a number of factors. First, as compared to 2005, Regional Income in 2006 was unfavorably impacted by $23 million due to sales to certain customers at previously fixed forward prices. This negative impact was directly offset by $23 million of cash-settled derivative gains related to forward LME purchases entered into back-to-back with the customer contracts. Second, 2006 was favorably impacted by increased volume and other operational improvements by approximately $20 million, the closing of our Borgofranco facility, which incurred losses of $4 million in 2005 and currency benefits of $3 million. Finally, these benefits were partially offset by higher energy costs of approximately $8 million in 2006 as compared to 2005.

Total assets

Total assets increased primarily due to the increase in metal prices, which impacted both inventories and accounts receivable.

Asia

As of September 30, 2006, Asia operated three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The following table presents key financial and operating information for Asia for the quarters ended September 30, 2006 and 2005.

	Third Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	106	119	(10.9)%
Ingot products	9	9	—%

Total shipments	115	128	(10.2)%

Net sales	$388	$328	18.3%
Regional Income	$18	$23	(21.7)%
Total assets	$1,021	$971	5.1%

Shipments

Rolled products shipments declined primarily due to lower can and industrial products shipments of 12kt, as price increases unfavorably impacted demand in these markets.

Net sales

Net sales for the third quarter of 2006 were higher than in 2005, as we experienced higher metal prices that were largely passed through to our customers.

Regional Income

Regional Income was negatively impacted by metal price lag of $6 million and lower volume which reduced Regional Income by $4 million in 2006 as compared to 2005. These reductions to Regional Income were partially offset by currency benefits.

South America

As of September 30, 2006, South America operated two rolling plant facilities in Brazil along with two smelters, an alumina refinery, a bauxite mine and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating information for South America for the quarters ended September 30, 2006 and 2005.

	Third Quarter		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	70	68	2.9%
Ingot products	7	7	—%

Total shipments	77	75	2.7%

Net sales	$216	$157	37.6%
Regional Income	$37	$24	54.2%
Total assets	$814	$780	4.4%

Shipments

Rolled products shipments increased during the third quarter of 2006 due to local can market growth, which was up 3kt, partly offset by lower industrial products and foil shipments.

Net sales

The main driver for the rise in net sales for the third quarter of 2006 over 2005 was the increase in LME prices, which are passed through to customers.

Regional Income

As compared to 2005, Regional Income benefited from several operational improvements resulting in approximately $12 million of lower operating costs as well as from slight gains on cash-settled derivatives. In addition, we benefited slightly from rising LME metal prices because approximately 85% of our raw material input cost comes from our smelters, which has little to no correlation with LME metal price movements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Shipments

We had increased shipments of rolled products in three of our four operating regions in the nine months ended September 30, 2006 compared to the 2005 period. The largest increase was in North America, up 31kt, driven by a 23kt increase in can shipments. We also experienced increased shipments in the can market in Europe totaling 10kt and smaller increases in all other product groups, except our foil business which lost volume. In South America, can shipments increased by 17kt, which was partially offset by small reductions in shipments of industrial products to export markets and shipments of foil products. In Asia, shipments were down due to lower demand in the Asian can market.

We experienced a decline in ingot shipments in three of our operating regions in 2006 compared to 2005. The main decrease was in Europe, driven by lower primary re-melt shipments and the closing of our Borgofranco casting alloys business during the first quarter of 2006.

Net sales

Higher net sales in the nine months ended September 30, 2006 compared to the same 2005 period was primarily the result of an increase in LME metal pricing, which was 37% higher on average during the first nine months of 2006 than the comparable 2005 period. Metal represents approximately 60% — 70% of the sales value of our products. Net sales for the first nine months of 2006 was adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $350 million of metal price increases. During the comparative time period in 2005 we were unable to pass through approximately $50 million of metal price increases for a net unfavorable impact of approximately $300 million.

Costs and expenses

The following table presents our costs and expenses for the nine months ended September 30, 2006 and 2005 (in dollars and expressed as percentages of net sales).

	Nine Months Ended September 30,
	2006		2005
		% of		% of
	$ in millions	Net Sales	$ in millions	Net Sales

Cost of goods sold (exclusive of depreciation and amortization)	$6,931	94.0%	$5,678	89.6%
Selling, general and administrative expenses	293	4.0%	260	4.1%
Depreciation and amortization	174	2.3%	173	2.7%
Research and development expenses	29	0.4%	29	0.5%
Restructuring charges — net	13	0.2%	4	—%
Impairment of long-lived assets	—	—%	5	0.1%
Interest expense and amortization of debt issuance costs — net	149	2.0%	148	2.3%
Equity in net income of non-consolidated affiliates	(12)	(0.2)%	(6)	(0.1)%
Other income — net	(62)	(0.8)%	(72)	(1.1)%

	$7,515	101.9%	$6,219	98.1%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in dollar terms is primarily due to the impact of higher LME prices. As a percentage of net sales, cost of goods sold for the first nine months of 2006 was adversely impacted due to price ceilings on certain can contracts, which limited our ability to pass through approximately $350 million of metal price increases as described above. During the comparable period in 2005, we were unable to pass through approximately $50 million of metal price increases. Further, we experienced adverse impacts from higher energy and transportation costs in all regions and unfavorable exchange rate impacts, most notably in South America.

Selling, general and administrative expenses (SG&A).  Included in SG&A for the nine months ended September 30, 2005 are Novelis start-up costs of approximately $5 million which do not recur in 2006. Excluding these start-up costs, SG&A has increased during the first nine months of 2006 as compared to the same time period in 2005 primarily because of higher corporate costs that include an incremental $20 million of legal and professional fees incurred in connection with the restatement and review process, delayed filings and as a result of our continued reliance on third party consultants to support our financial reporting requirements. In addition, corporate costs were higher during 2006 due to approximately $10 million of severance associated with certain corporate executives, $4 million of incremental stock compensation primarily associated with changes in fair values of previously issued share-based awards that are settled in cash, and generally higher employee costs as a result of additional permanent hires made since the company’s inception.

Interest expense and amortization of debt issuance costs — net.  In 2005, we expensed $11 million in debt issuance fees on undrawn credit facilities during our first quarter, used to back up the Alcan notes we received in January 2005 as part of the spin-off. Excluding the debt issuance fees, interest expense increased in the nine months ended September 30, 2006 over 2005 primarily as a result of (1) penalty interest we incurred during 2006 due to the late filing of our financial statements and (2) higher interest rates on our remaining variable rate debt, which were partially offset by lower interest expense as a result of reduced debt levels.

Restructuring charges — net.  During 2006, we announced several restructuring programs, including our central management and administration activities in Zurich, Switzerland, our Neuhausen research and development center in Switzerland; our Goettingen facility in Germany, and the reorganization of our plants in

Ohle and Ludenscheid, Germany, including the closing of two non-core business lines located within those facilities. We incurred aggregate restructuring charges of approximately $9 million during the nine months ended September 30, 2006 in connection with these programs.

Other income — net.  The reconciliation of the difference between the periods is shown below (in millions):

Other
Income — Net

Other income — net for the nine months ended September 30, 2005	$(72)

Net gains of $58 million on the change in fair value of derivative instruments in 2006, compared to net gains of $56 million in 2005	(2)
Loss on disposal of business in 2006 of $15 million	15
Loss on disposal of property, plant and equipment in 2006 of $1 million compared to gains of $11 million in 2005	12
Exchange gains of $15 million in 2006 compared to losses of $1 million in 2005	(16)
Other — net	1

Other income — net for the nine months ended September 30, 2006	$(62)

Provision for taxes on income (loss)

For the nine months ended September 30, 2006, we recorded a $30 million provision for taxes on our pre-tax loss of $150 million, before our equity in net income of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (20)%. Our effective tax rate differs from the benefit at the Canadian statutory rate of 33% due to (1) a $42 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (2) $38 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect and (c) the remeasurement of deferred income taxes.

For the nine months ended September 30, 2005, we recorded a $67 million provision for taxes on our pre-tax income of $112 million, before our equity in net income of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 60%. Our effective tax rate is greater than the Canadian statutory rate of 33% due primarily to $30 million of expense for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect and (c) the remeasurement of deferred income taxes.

Net income (loss)

We reported a net loss of $170 million for the nine months ended September 30, 2006, or $(2.30) per share, compared to net income of $32 million, or $0.43 per share for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2005 included our consolidated net income of $61 million for the period from January 6, 2005 (the effective date of the spin-off) to September 30, 2005, and a combined loss of $29 million on the mark-to-market of derivative instruments, primarily with Alcan, for the period from January 1 to January 5, 2005, prior to the spin-off.

OPERATING SEGMENT REVIEW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

The following table presents Regional Income by operating segment and reconciles Total Regional Income to Net income (loss) (in millions).

	Nine Months Ended
	September 30,
	2006	2005

Regional Income
North America	$64	$141
Europe	208	161
Asia	70	80
South America	122	86

Total Regional Income	464	468
Interest expense and amortization of debt issuance costs	(160)	(155)
Gains on cash settlement of derivative instruments — net, included in Regional Income	(193)	(10)
Gains on change in fair value of derivative instruments — net	58	56
Depreciation and amortization	(174)	(173)
Minority interests’ share	(2)	(19)
Adjustment to eliminate proportional consolidation (A)	(26)	(27)
Restructuring charges — net	(13)	(4)
Impairment charges on long-lived assets	—	(5)
Gains (losses) on disposals of property, plant and equipment and businesses	(16)	11
Corporate selling, general and administrative expenses	(88)	(49)
Other corporate costs — net	10	6
Provision for taxes on income (loss)	(30)	(67)

Net income (loss)	$(170)	$32

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income (loss), the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates in the accompanying condensed consolidated and combined statements of operations. See Note 6 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions to our condensed consolidated and combined financial statements for further information about these non-consolidated affiliates.

OPERATING SEGMENT RESULTS

North America

The following table presents key financial and operating information for North America for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	883	852	3.6%
Ingot products	59	61	(3.3)%

Total shipments	942	913	3.2%

Net sales	$2,841	$2,500	13.6%
Regional Income	$64	$141	(54.6)%
Total assets	$1,487	$1,388	7.1%

Shipments

Rolled products shipments increased by 23kt due to increased orders in the can market during the nine months ended September 30, 2006. Foil shipments increased by 4kt as we increased our market share and shipments in the OEM/distributor market increased by 7kt. The remaining difference is primarily explained by lower shipments into the light gauge automotive finstock and automotive sheet markets.

Net sales

North America net sales increases in the nine months ended September 30, 2006 compared to 2005 were driven primarily by metal prices, which were 37% higher on average in 2006 compared to 2005. Increases in metal prices are largely passed through to customers. However, the pass through of metal price increases to our customers was limited in cases where metal price ceilings were exceeded. This factor unfavorably impacted North America net sales in the nine months ended September 30, 2006 by approximately $350 million. During the comparable period of 2005, we were unable to pass through approximately $50 million of metal price increases for a net unfavorable impact of approximately $300 million.

Regional Income

As described above, the net unfavorable impact of metal price ceilings was approximately $300 million which reduced 2006 Regional Income as compared to 2005. This was partially offset by $120 million of gains from the cash settlement of derivative instruments during the nine months ended September 30, 2006 and $71 million from the benefit of metal price lag in 2006. Price increases added approximately $29 million to Regional Income in 2006 and additionally, higher UBC spreads, increased volume, and operational improvements favorably impacted 2006 by $27 million as compared to 2005. These benefits were partially offset by $24 million of higher energy and transportation costs.

Europe

The following table presents key financial and operating information for Europe for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	797	768	3.8%
Ingot products	15	63	(76.2)%

Total shipments	812	831	(2.3)%

Net sales	$2,688	$2,376	13.1%
Regional Income	$208	$161	29.2%
Total assets	$2,392	$2,129	12.4%

Shipments

Rolled products shipments increased primarily due to a 31kt increase in hot rolled and cold rolled coil shipments (an intermediate product) and a 10kt increase in can shipments. Other market increases include 7kt in automotive and 5kt in each of the painted and plain markets, driven by strong market demand. These increases were partially offset by lower foilstock shipments of 26kt and the sale of our Annecy operation in March 2006, which reduced shipments in the nine months of 2006 by 15kt. Ingot products shipments declined due to lower re-melt shipments of 26kt and lower casting alloys shipments of 24kt due to the closing of our Borgofranco facility.

Net sales

Net sales increased primarily as a result of the 37% increase in average LME metal prices which was partially offset by the reduction in total shipments described above and unfavorable metal price lag.

Regional Income

Compared to 2005, Regional Income was impacted in 2006 by a number of factors. First, as compared to 2005, Regional Income was unfavorably impacted by $63 million due to sales to certain customers at previously fixed forward prices. This negative impact was directly offset by $63 million of cash-settled derivative gains related to forward LME purchases entered into back-to-back with the customer contracts. Second, metal price lag related to inventory processing time favorably impacted 2006 by approximately $23 million. Third, price, mix and other operational improvements added $45 million to Regional Income. Fourth, Europe incurred approximately $5 million of Novelis start-up costs in 2005 that did not recur in 2006. Finally, these benefits were partially offset by a $26 million increase in energy costs in 2006.

Total assets

Total assets increased primarily due to the increase in metal prices, which impacted both inventories and accounts receivable.

Asia

The following table presents key financial and operating information for Asia for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,
	2006		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	347	356	(2.5)%
Ingot products	32	30	6.7%

Total shipments	379	386	(1.8)%

Net sales	$1,235	$1,025	20.5%
Regional Income	$70	$80	(12.5)%
Total assets	$1,021	$971	5.1%

Shipments

Rolled products shipments for the nine months ended September 30, 2006 declined compared to the same period in 2005 due to reduced demand for can and industrial products resulting from the higher LME prices. Ingot products shipments were higher due to increased regional automotive demand.

Net sales

Net sales increased primarily as a result of the 37% increase in average LME metal prices which was largely passed through to customers.

Regional Income

Regional Income for the nine months ended September 30, 2006 was lower than the same period in 2005, due primarily to lower volume, and higher employment, energy, and non-aluminum metal costs.

South America

The following table presents key financial and operating information for South America for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,		Percent
	2006	2005	Change
	($ in millions)

Shipments (kt):
Rolled products	204	191	6.8%
Ingot products	19	21	(9.5)%

Total shipments	223	212	5.2%

Net sales	$626	$448	39.7%
Regional Income	$122	$86	41.9%
Total assets	$814	$780	4.4%

Shipments

Can shipments for the nine months ended September 30, 2006 increased by 17kt over 2005, with the main driver being local market growth. This growth was slightly offset by reductions in shipments in the foil and industrial products markets.

Net sales

The main drivers for the rise in net sales for the nine months ended September 30, 2006 over 2005 were the increase in LME prices, which are passed through to customers, higher shipping volume and by a reduction in tolling sales in 2006 compared to 2005.

Regional Income

In the nine months ended September 30, 2006, we benefited from rising LME metal prices in two ways. First, the output from our smelters, representing approximately 85% of our raw material input cost, has little to no correlation with LME metal price movements. Second, we experienced favorable metal price lag resulting from price increases. These two factors favorably impacted Regional Income by approximately $32 million. Regional Income for the nine months ended September 30, 2006 also benefited from a number of other items as compared to 2005. These include approximately $6 million of expenses incurred in 2005 associated with certain labor claims which did not recur in 2006, $6 million of gains from the cash settlement of derivative instruments, a positive physical inventory adjustment of $5 million and other cost reductions of approximately $8 million. These benefits were partially offset by the impact of a stronger Brazilian real, which was on average 12% higher in the nine months ended September 30, 2006 as compared to 2005. This unfavorably impacted Regional Income by $21 million as the majority of sales are in U.S. dollars while local manufacturing costs are incurred in Brazilian real.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and available capital resources are impacted by operating, financing and investing activities.

Operating Activities

Free cash flow (which is a non-GAAP measure) consists of (a) Net cash provided by operating activities; (b) less dividends and capital expenditures; (c) less premiums paid to purchase derivative instruments; (d) plus net proceeds from settlement of derivative instruments. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends paid by us to our common shareholders. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. We believe the line on our condensed consolidated and combined statement of cash flows entitled “Net cash provided by operating activities” is the most directly comparable measure to Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

The following tables show the reconciliation from Net cash provided by operating activities to Free cash flow for the nine months ended September 30, 2006 and 2005, and the September 30, 2006 and December 31, 2005 balances of cash and cash equivalents (in millions).

	Nine Months Ended
	September 30,
	2006	2005	Change

Net cash provided by operating activities	$6	$366	$(360)
Dividends	(28)	(27)	(1)
Capital expenditures	(77)	(104)	27
Premiums paid to purchase derivative instruments	(2)	(26)	24
Net proceeds from settlement of derivative instruments	227	96	131

Free cash flow	$126	$305	$(179)

	September 30,	December 31,
	2006	2005	Change

Cash and cash equivalents	$71	$100	$(29)

Net cash provided by operating activities was $6 million for the nine months ended September 30, 2006, $360 million less than the $366 million provided in the comparable 2005 period. For a discussion of the factors in our operating results that impact Net cash provided by operating activities, including other non-cash items, refer to the discussion in “Operating Segment Review for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.”

Changes in assets and liabilities contributed $67 million to Net cash provided by operating activities for the nine months ended September 30, 2006, which was $160 million less than the comparable 2005 period, when changes in assets and liabilities contributed net cash of $227 million. Included within the $67 million in changes in assets and liabilities for 2006 were positive net cash flows of $301 million from a net increase in trade payables and other current liabilities, substantially offset by negative net cash flows of $260 million from a net increase in accounts receivable and inventories. Changes in all other assets and liabilities provided net cash flows of $26 million.

Free cash flow was $126 million for the nine months ended September 30, 2006, $179 million less than the comparable 2005 period. This was directly attributable to the decrease in Net cash provided by operating activities, half of which was offset by the net increase in cash flows resulting from derivative instrument activity and lower capital expenditures in 2006 as compared to 2005.

Financing Activities

In the nine months ended September 30, 2006, we reduced our total debt by a net amount of $184 million, paying down $224 million on our Floating rate Term Loan B; paying off in full our Korean won (KRW) 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008; and paying down $20 million of our $50 million 5.30% loan due in February 2008. We also made principal payments aggregating approximately $3 million relating to capital lease obligations and other debt. We borrowed an additional $86 million on our short-term credit facilities during the nine months ended September 30, 2006. From December 31, 2005 to September 30, 2006, changes in foreign exchange rates had the effect of increasing our foreign currency denominated capital lease obligations and other debt by $7 million.

We have approximately $413 million available under our $500 million revolving credit facility as of September 30, 2006.

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

On October 16, 2006, we amended the financial covenants to our senior secured credit facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios through the quarter ending March 31, 2008. We also amended and modified other provisions of the senior secured credit facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and asset-backed securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying the higher applicable margins on our senior secured credit facilities, and the higher unused commitment fees on our revolving credit facilities that were instated with a prior waiver and consent agreement in May 2006. Specifically, we agreed to a 1.25% applicable margin for Term Loans maintained as Base Rate Loans, a 2.25% applicable margin for Term Loans maintained as Eurocurrency Rate Loans, a 1.50% applicable margin for Revolver Loans maintained as Base Rate Loans, a 2.50% applicable margin for Revolver Loans maintained as Eurocurrency Rate Loans and a 62.5 basis point commitment fee on the unused portion of the revolving credit facility, until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

The amended maximum total leverage, minimum interest coverage and minimum fixed charge coverage ratios for the period ended September 30, 2006 are 6.5 to 1; 2 to 1; and 0.8 to 1, respectively. We were in compliance with these financial covenants as of the period ended September 30, 2006. In addition, as described below, we previously obtained waivers from our lenders related to our inability to timely file our SEC reports.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants as of September 30, 2006.

As of September 30, 2006, we had entered into interest rate swaps to fix the 3-month LIBOR interest rate on a total of $200 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.8% on $100 million through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities, as amended, in addition to these interest rates. As of September 30, 2006, 78% of our debt was fixed rate and 22% was variable rate.

In the first quarter of 2006, we repaid our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008. In May 2006, a portion of the $50 million (KRW 51 billion) 5.30% fixed rate loan was refinanced into a KRW 19 billion ($20 million) short-term floating rate loan, which was paid in June 2006. In October 2006, the balance of this loan was refinanced into two short-term floating rate loans: (1) a KRW 10 billion ($11 million) loan, which was repaid in October 2006 and (2) a KRW 20 billion ($21 million) loan due within six months. We were in compliance with all debt covenants related to our Novelis Korea Limited bank loans as of September 30, 2006.

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

Investing Activities

The following table presents information regarding our Net cash provided by investing activities for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,
	2006	2005	Change
	($ in millions)

Proceeds from settlement of derivative instruments, less premiums paid to purchase derivative instruments	$225	$70	$155
Capital expenditures	(77)	(104)	27
Proceeds from loans receivable — net	27	392	(365)
Cash advance received on pending transfer of rights	15	—	15
Payments related to disposal of business	(7)	—	(7)
Changes in investment in and advances to non-consolidated affiliates	4	—	4
Proceeds from sales of assets	3	9	(6)

Net cash provided by investing activities	$190	$367	$(177)

For the first nine months of 2005, $373 million of the proceeds from loans receivable — net represents proceeds received from Alcan related to the spin-off, to retire loans due to Novelis entities.

The majority of our capital expenditures for both the 2006 and 2005 periods were invested in projects devoted to product quality, technology, productivity enhancements and undertaking small projects to increase capacity. During the nine months ended September 30, 2005, capital expenditures included three larger projects: a casting expansion project in our Oswego, New York facility; a tandem mill project in our Rogerstone, Wales facility and the build-out of the Atlanta corporate offices and related information technology infrastructure.

The following table presents additional information regarding our capital expenditures, depreciation and reinvestment rate for the nine months ended September 30, 2006 and 2005. Reinvestment rate is defined as capital expenditures expressed as a percentage of depreciation and amortization expense.

	Nine Months Ended
	September 30,
	2006	2005	Change
	($ in millions)

Capital expenditures	$77	$104	$(27)
Depreciation and amortization	$174	$173	1
Reinvestment rate	44%	60%

Impact of Late SEC Filings on our Debt Agreements

The restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005 (filed on May 16, 2006) resulted in delays in the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2005 (filed on May 16, 2006), our Annual Report on Form 10-K for the year ended December 31, 2005 (filed on August 25, 2006 and amended on October 20, 2006), our Quarterly Report on Form 10-Q for the period ended March 31, 2006 (filed on September 15, 2006) and our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (filed on October 20, 2006).

Senior Secured Credit Facilities

The terms of our senior secured credit facilities require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the delays, we obtained a series of five waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. Under the most recent waiver, we extended the filing deadline for this Form 10-Q to the earlier of 30 days after the receipt of an effective notice of default under the Senior Notes and December 29, 2006 (as applicable).

On July 26, 2006, we entered into a Commitment Letter with Citigroup Global Markets Inc. for backstop financing facilities in an amount up to $2.855 billion. We paid fees of approximately $4 million in conjunction with this commitment. The Commitment Letter was originally set to expire on October 2, 2006; however, it was amended to and did expire on October 31, 2006. Accordingly, during the fourth quarter of 2006, we will charge the $4 million in fees to Interest expense and debt issuance costs — net.

OFF-BALANCE SHEET ARRANGEMENTS

Derivative Instruments

As of September 30, 2006, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 13 — Financial Instruments and Commodity Contracts to our condensed consolidated and combined financial statements.

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

In the first quarter of 2006, we implemented hedge accounting for certain of our cross-currency interest rate swaps with respect to intercompany loans to several European subsidiaries and forward foreign exchange contracts. As of September 30, 2006, we had $712 million of cross-currency interest rate swaps (Euro 475 million, British Pound (GBP) 62 million and Swiss Franc (CHF) 35 million) and $114 million of forward foreign exchange contracts (267 million Brazilian real (BRL)).

The fair values of our financial instruments and commodity contracts as of September 30, 2006, were as follows (in millions).

		As of September 30, 2006
				Net Fair
	Maturity Dates	Assets	Liabilities	Value

Forward foreign exchange contracts	2006 through 2011	$12	$(11)	$1
Interest rate swaps	2007 through 2008	3	—	3
Cross-currency interest rate swaps	2006 through 2015	—	(76)	(76)
Aluminum forward contracts	2006 through 2009	68	(21)	47
Aluminum options	2006	25	—	25
Fixed price electricity contract	2016	49	—	49
Embedded derivative instruments	2007	5	—	5

		162	(108)	54
Less: current portion		107	(41)	66

		$55	$(67)	$(12)

Indirect Guarantees of Indebtedness

The following table discloses information about our obligations under indirect guarantees of indebtedness of others as of September 30, 2006 (in millions).

	Maximum	Liability	Assets
	Potential Future	Carrying	Held for
Type of Entity	Payment	Value	Collateral

Wholly-owned subsidiaries	$35	$21	$—
Majority-owned subsidiaries	2	—	—
Aluminium Norf GmbH	13	—	—

In 2004, we entered into a loan and a corresponding deposit-and-guarantee agreement for up to $90 million. As of September 30, 2006 and December 31, 2005, this arrangement had a balance of $80 million. We do not include the loan or deposit amounts in the accompanying condensed consolidated balance sheets as the agreements include a legal right of setoff.

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006 and December 31, 2005, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and post-retirement benefit plans. During the nine months ended September 30, 2006, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

DIVIDENDS

The following table shows information regarding dividends declared on our common shares during 2006.

		Dividend per
Declaration Date	Record Date	Common Share	Payment Date

February 23, 2006	March 8, 2006	$0.09	March 23, 2006
April 27, 2006	May 20, 2006	$0.09	June 20, 2006
August 28, 2006	September 7, 2006	$0.01	September 25, 2006
October 26, 2006	November 20, 2006	$0.01	December 20, 2006

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the nine months ended September 30, 2006, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

RECENT ACCOUNTING STANDARDS

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 as of December 31, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. FASB Statement No. 158 requires additional financial statement disclosure regarding certain effects on net periodic benefit cost. FASB Statement No. 158 requires prospective application and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. We will adopt FASB Statement No. 158 as of December 31, 2006. We are currently evaluating the impact of the adoption of FASB Statement No. 158 on our consolidated financial position, results of operations and cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the potential impact, if any, of the adoption of FASB Interpretation No. 48 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations and cash flows, or do not apply to our operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, our metal price ceiling exposure, the effectiveness of our hedging programs and our efforts to improve our financial reporting processes and controls. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	relationships with, and financial and operating conditions of, our customers and suppliers;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	our ability to successfully negotiate with our customers to remove or limit metal price ceilings in our contracts;

•	the effectiveness of our metal hedging activities, including our internal used beverage can and smelter hedges;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance; and

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 as amended and filed with the SEC and are specifically incorporated by reference into this filing.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying condensed consolidated balance sheets.

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

In addition, sales contracts representing approximately 20% of our total shipments for the three months and nine months ended September 30, 2006 provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase options and/or fixed forward derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September of 2006, we began purchasing synthetic call options, which are purchases of both fixed forward derivative instruments and put options, to hedge our exposure to further price volatility in 2007.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2006 given a 10% change in the three-month LME price.

	Change in	Change in
	Rate/Price	Fair Value
		(In millions)

Aluminum Options	10%	$9
Aluminum Forward Contracts	10%	35

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In 2005, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase and futures contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of September 30, 2006, we have a nominal amount of forward purchases outstanding relating to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we have our own hydroelectric facilities that meet approximately 25% of that region’s total electricity requirements. We have an existing long-term supply contract in North America for certain electricity costs at fixed rates.

Rising energy costs worldwide, due to the volatility of supply and international geopolitical events, expose us to reduced operating profits as changes cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2006 given a 10% change in spot prices for energy contracts.

	Change in	Change in
	Rate/Price	Fair Value
		(In millions)

Electricity	10%	$12
Natural Gas	10%	—

Foreign Currency Exchange Risks

Exchange rate movements, particularly the Euro, the Canadian dollar, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the Euro strengthens but are adversely affected as the Euro weakens. In Korea, where we have local currency selling prices for local sales and U.S. dollar denominated selling prices for exports, we benefit slightly as the won weakens but are adversely affected as the won strengthens, due to a slightly higher percentage of exports compared to local sales. In Canada and Brazil, where we have predominately U.S. dollar selling prices and local currency operating costs, we benefit as the local currencies weaken but are adversely affected as the local currencies strengthen. Foreign currency contracts may be used to hedge the economic exposures at our foreign operations.

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

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholders’ equity section of the accompanying condensed consolidated balance sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2006 given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
		(In millions)

Currency measured against the U.S. dollar
Euro	10%	$46
Korean won	10%	28
Brazilian real	10%	21

Loans and investments in European operations have been hedged by cross-currency interest rate swaps (Euro 475 million, GBP 62 million, CHF 35 million). The CHF swap was designated as a cash flow hedge and the remaining swaps were designated as net investment hedges. Loans from European operations have been hedged by cross-currency principal-only swaps (Euro 91 million). The principal-only swaps are accounted for as cash flow hedges.

The following table presents the estimated potential effect on the fair values of the cross-currency interest rate swaps as of September 30, 2006 given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
		(In millions)

Currency measured against the U.S. dollar
Euro	10%	$73

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on the $511 million of variable rate Term Loan B debt that has not been swapped into fixed interest rates as of September 30, 2006, our annual net income would be reduced by approximately $0.4 million.

As of September 30, 2006, approximately 78% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. We have entered into interest rate swaps to fix the interest rate on $200 million of our floating rate Term Loan B facility, which is part of our senior secured facility. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt.

See Note 8 — Long-Term Debt to the accompanying condensed consolidated and combined financial statements for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2006 given a 10% change in rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2006, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2006 and concluded that they were not effective as of September 30, 2006 as a result of (1) the continued existence of material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2005, and (2) the error in identifying one of our four most highly compensated executive officers, other than the chief executive officer, in our original 2005 Form 10-K. Notwithstanding the material weaknesses, management has concluded that our unaudited condensed consolidated and combined financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). Accordingly, and to the best of management’s knowledge, the unaudited condensed consolidated and combined financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

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

As described above, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2006.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have six months from the date of the settlement to complete their review. In the third quarter of 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005, we recognized a liability included in Accrued expenses and other current liabilities of $71 million, the full amount of the settlement, with a corresponding charge against earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets of $31 million with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we have only recognized an insurance receivable to the extent that coverage is not in dispute. We recognized a net charge of $40 million during the fourth quarter of 2005.

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the third quarter of 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by certain of our insurance carriers, who have six months from the date of settlement to complete their review. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of September 30, 2006.

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

Item 6.	Exhibits

Exhibit
No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))

Exhibit
No.	Description

4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
10.1	Fifth Waiver, dated as of August 11, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 17, 2006 (File No. 001-32312))
10.2	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Novelis on September 27, 2006 (File No. 001-32312))
10.3	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Novelis on September 27, 2006 (File No. 001-32312))
10.4	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Novelis on September 27, 2006 (File No. 001-32312))
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Rick Dobson
Rick Dobson
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert M. Patterson
Robert M. Patterson
Vice President and Controller
(Principal Accounting Officer)

Date: November  13, 2006

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
10.1	Fifth Waiver, dated as of August 11, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Novelis Inc. on August 17, 2006 (File No. 001-32312))
10.2	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by Novelis on September 27, 2006 (File No. 001-32312))
10.3	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to the Form 8-K filed by Novelis on September 27, 2006 (File No. 001-32312))
10.4	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to the Form 8-K filed by Novelis on September 27, 2006 (File No. 001-32312))
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer