Form 10-K
period 2006-12-31
Novelis Inc.
filed 2007-03-01
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-32312

Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3399 Peachtree Road NE; Suite 1500	30326
Atlanta, Georgia	(Zip Code)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $1,595,561,800 based on the closing price of the registrant’s common shares on the New York Stock Exchange on such date. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of January 31, 2007, the registrant had 74,673,285 common shares outstanding. The registrant will incorporate by reference Part III. Items 10 through 14 in its proxy statement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, our metal price ceiling exposure and the effectiveness of our hedging programs and controls. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

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

The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In this Annual Report on Form 10-K, unless otherwise specified, the terms “we”, “our”, “us”, “Company”, “Novelis” and “Novelis Group” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act (CBCA) and its subsidiaries. References to “Alcan” refer to Alcan, Inc.

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

Year Ended December 31,	At Period End	Average Rate(1)	High	Low

2001	1.5925	1.5519	1.6023	1.4933
2002	1.5800	1.5702	1.6128	1.5108
2003	1.2923	1.3916	1.5750	1.2923
2004	1.2034	1.2984	1.3970	1.1775
2005	1.1656	1.2083	1.2703	1.1507
2006	1.1652	1.1310	1.1726	1.0955

(1)	The average of the noon buying rates on the last day of each month during the period.

All dollar figures herein are in U.S. dollars unless otherwise indicated.

Commonly Referenced Data

As used in this Annual Report, “total shipments” refers to shipments to third parties of aluminum rolled products as well as ingot shipments, and references to “aluminum rolled products shipments” or “shipments” do not include ingot shipments. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry.

PART I

Item 1.	Business

Overview

We are the world’s leading aluminum rolled products producer based on shipment volume in 2006, with total aluminum rolled products shipments of approximately 2,960kt. With operations on four continents comprised of 33 operating plants and three research facilities in 11 countries as of December 31, 2006, we are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated aluminum products in all of these geographic regions. We had net sales of $9.85 billion in 2006.

We describe in this Annual Report on Form 10-K the businesses we acquired from Alcan in our spin-off from Alcan, which businesses we now operate as if they were our businesses for all historical periods described. References to our shipment totals, results of operations and cash flows prior to January 1, 2004 do not include shipments from the facilities transferred to us by Alcan that were initially acquired by Alcan as part of the acquisition of Pechiney Aluminum Engineering (Pechiney) in December 2003.

Our History

We were formed as a Canadian corporation and assets were transferred to us in connection with our spin-off from Alcan on January 6, 2005 (which we refer to as the spin-off date). On the spin-off date, we acquired substantially all of the aluminum rolled products businesses held by Alcan prior to its acquisition of Pechiney in 2003, as well as certain alumina and primary metal-related businesses in Brazil formerly owned by Alcan and four rolling facilities in Europe that Alcan acquired from Pechiney in 2003. As part of this transaction, Alcan’s capital was reorganized and our common shares were distributed to the then-existing shareholders of Alcan. The various steps pursuant to which we acquired our businesses from Alcan and distributed our shares to Alcan’s shareholders are referred to herein as the “spin-off transaction”.

Potential Acquisition of our Company

On February 10, 2007, Novelis Inc., Hindalco Industries Limited (Hindalco) and AV Aluminum Inc., an indirect subsidiary of Hindalco (Acquisition Sub), entered into an Arrangement Agreement (the Arrangement Agreement). Under the Arrangement Agreement, Acquisition Sub will acquire all of the issued and outstanding common shares of Novelis for cash at a per share price of $44.93, without interest (the Purchase Price), to be implemented by way of a court-approved plan of arrangement (the Arrangement).

Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, each common share of Novelis issued and outstanding immediately prior to the effective time (other than common shares held by (i) Hindalco or Acquisition Sub or any of their affiliates or (ii) any shareholders who properly exercise dissent rights under the Canada Business Corporations Act) will be automatically converted into the right to receive the Purchase Price. The acquisition of Novelis is an all-cash transaction which values Novelis at approximately $6 billion, including approximately $2.4 billion of debt. The transaction is not subject to a financing condition.

The consummation of the Arrangement, which is expected to occur by the end of the second quarter of 2007, is subject to various customary conditions, including Novelis shareholder approval and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and similar antitrust laws in Canada and the European Union.

The Arrangement Agreement contains customary representations and warranties between Novelis and Hindalco and Acquisition Sub. The Arrangement Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Novelis’ business between the date of the signing of the Arrangement Agreement and the closing of the Arrangement, (b) solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Arrangement to be completed. Additionally, the Arrangement Agreement requires Novelis to use its reasonable best efforts to call and hold a meeting of its shareholders to approve the Arrangement.

The Arrangement Agreement contains certain termination rights and provides that, upon or following the termination of the Arrangement Agreement, under specified circumstances involving a competing acquisition proposal, Novelis may be required to pay to Acquisition Sub a termination fee of $100 million or, in certain circumstances, to reimburse costs and expenses of Hindalco and its affiliates, to a maximum of $15 million.

In connection with this process, Novelis has incurred or will incur fees and expenses, including a termination fee with an unsuccessful bidder. Certain fees approximating $35 million are not contingent upon closing and will be paid out over the first and second quarters of 2007.

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

Aluminum rolled products are semi-finished aluminum products that constitute the raw material for the manufacture of finished goods ranging from automotive body panels to household foil. There are two major types of manufacturing processes for aluminum rolled products differing mainly in the process used to achieve the initial stage of processing:

•	hot mills — that require sheet ingot, a rectangular slab of aluminum, as starter material; and

•	continuous casting mills — that can convert molten metal directly into semi-finished sheet.

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

There has been a long-term industry trend towards lighter gauge (thinner) rolled products, which we refer to as downgauging, where customers request products with similar properties using less metal in order to reduce costs and weight. For example, aluminum rolled products producers and can fabricators have continuously developed thinner walled cans with similar strength as previous generation containers, resulting in a lower cost per unit. As a result of this trend, aluminum tonnage across the spectrum of aluminum rolled products, and particularly for the beverage and food cans end-use market, has declined on a per unit basis, but actual rolling machine hours per unit have increased. Because the industry has historically tracked growth based on aluminum tonnage shipped, we believe the downgauging trend may contribute to an understatement of the actual growth of revenue attributable to rolling in some end-use markets.

End-use Markets

Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into four end-use markets based upon similarities in end-use applications: (1) construction and industrial; (2) beverage and food cans; (3) foil products; and (4) transportation. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships.

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

Aluminum’s ability to conduct electricity and heat and to offer corrosion resistance make it useful in a wide variety of electronic and industrial applications. Industrial applications include electronics and communications equipment, process and electrical machinery and lighting fixtures. Uses of aluminum rolled products in consumer durables include microwaves, coffee makers, flat screen televisions, air conditioners, pleasure boats and cooking utensils.

Another industrial application is lithographic sheet. Print shops, printing houses and publishing groups use lithographic sheet to print books, magazines, newspapers and promotional literature. In order to meet the strict quality requirements of the end-users, lithographic sheet must meet demanding metallurgical, surface and flatness specifications.

Beverage and Food Cans.  Beverage cans are the single largest aluminum rolled products application, accounting for approximately 23% of worldwide shipments in 2006, according to market data from Commodity Research Unit International Limited (CRU), an independent business analysis and consultancy group focused on the mining, metals, power, cables, fertilizer and chemical sectors. The recyclability of aluminum cans enables them to be used, collected, melted and returned to the original product form many times, unlike steel, paper or polyethylene terephthalate plastic (PET plastic), which deteriorate with every iteration of recycling. Aluminum beverage cans also offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost efficient to ship.

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

Foil Products.  Aluminum, because of its relatively light weight, recyclability and formability, has a wide variety of uses in packaging. Converter foil is very thin aluminum foil, plain or printed, that is typically laminated to plastic or paper to form an internal seal for a variety of packaging applications, including juice boxes, pharmaceuticals, food pouches, cigarette packaging and lid stock. Customers order coils of converter foil in a range of thicknesses from 6 microns to 60 microns.

Household foil includes home and institutional aluminum foil wrap sold as a branded or generic product. Known in the industry as packaging foil, it is manufactured in thicknesses from 11 microns to 23 microns. Container foil is used to produce semi-rigid containers such as pie plates and take-out food trays and is usually ordered in a range of thicknesses from 60 microns to 200 microns.

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

Aluminum rolled products are also used in aerospace applications, a segment of the transportation market in which we are not allowed to compete until January 6, 2010, pursuant to a non-competition agreement we entered into with Alcan in connection with the spin-off, as described under the heading “Business — Arrangements Between Novelis and Alcan — Non-competition.” However, aerospace-related consumption of aluminum rolled products has historically represented a relatively small portion of total aluminum rolled products market shipments.

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

Certain multi-purpose, common alloy and plate rolled products are imported into Europe and North America from producers in emerging markets, such as Brazil, South Africa, Russia and China. However, at this time we believe that most of these producers are generally unable to produce flat rolled products that meet the quality requirements, lead times and specifications of customers with more demanding applications. In addition, high freight costs, import duties, inability to take back recycled aluminum, lack of technical service capabilities and long lead-times mean that many developing market exporters are viewed as second-tier suppliers. Therefore, many of our customers in the Americas, Europe and Asia do not look to suppliers in these emerging markets for a significant portion of their requirements.

Competition

The aluminum rolled products market is highly competitive. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors in North America are Alcoa, Inc. (Alcoa), Aleris International, Inc. (Aleris), Wise Metal Group LLC, Norandal Aluminum, Arco Aluminium, which is a subsidiary of BP plc, and Alcan. Our primary competitors in Europe are Hydro A.S.A., Alcan, Alcoa and Aleris. Our primary competitors in Asia-Pacific are Furukawa-Sky Aluminum Corp., Sumitomo Light Metal Company, Ltd., Kobe Steel Ltd. and Alcoa. Our primary competitors in South America are Companhia Brasileira de Alumínio, Alcoa and Aluar Aluminio Argentino. The factors influencing competition vary by region and end-use market, but generally we compete on the basis of our value proposition, including price, product quality, the ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service. In some regions and end-use markets, competition is also affected by fabricators’ requirements that suppliers complete a qualification process to supply their plants. This process can be rigorous and may take many months to complete. As a result, obtaining business from these customers can be a lengthy and expensive process. However, the ability to obtain and maintain these qualifications can represent a competitive advantage.

In addition to competition from others within the aluminum rolled products industry, we, as well as the other aluminum rolled products manufacturers, face competition from non-aluminum material producers, as fabricators and end-users have, in the past, demonstrated a willingness to substitute other materials for aluminum. In the beverage and food cans end-use market, aluminum rolled products’ primary competitors are glass, PET plastic and steel. In the transportation end-use market, aluminum rolled products compete mainly with steel. Aluminum competes with wood, plastic and steel in building products applications. Factors affecting competition with substitute materials include price, ease of manufacture, consumer preference and performance characteristics.

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

Alternative Technology.  Advances in technological capabilities allow aluminum rolled products producers to better align product portfolio and supply with industry demand. As an example, continuous casting offers the ability in some markets to increase capacity in smaller increments than is possible with hot mill additions. This enables production capacity to better adjust to small year-over-year increases in demand. However, the continuous casting process results in the production of a more limited range of products.

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

Our Business Strategy

Our primary objective is to maximize long-term shareholder value through conversion of aluminum into flat rolled products using our world-class asset position. We intend to achieve our goal of maximizing shareholder value through the following areas of focus.

Generate stable and predictable earnings and cash flows

•	Move towards a premium product conversion model to maximize the value of our assets.

•	Effectively manage our significant risk exposures impacting cash flows and earnings, including price volatility for aluminum, foreign currency exchange rates, interest rates and energy prices.

•	Dispose of non-core assets to reshape our existing portfolio of businesses.

Structurally advantaged asset position

•	Maintain high asset utilization rates.

•	Maintain or improve our cost position versus our competitors in all regions where we operate. We will continue implementing process improvement initiatives to focus on higher revenue per tonne products, with the goal of decreasing the cost per tonne.

•	Focus on productivity improvements to increase our capacity.

Growth through product mix innovation and opportunistic acquisitions

•	Optimize our portfolio of flat rolled products, improving our product mix and margins by leveraging our assets and technical capabilities into products and markets that have higher margins, stability, barriers to entry and growth. Supply these differentiated and demanding higher value flat rolled products in all regions in which we operate.

Grow through the development of new market applications and through the substitution of existing market applications, such as our Novelis Fusiontm technology, where our customers benefit from superior characteristics and/or a substitution to a higher value product. Novelis Fusiontm technology allows us to produce a high quality ingot with a core of one aluminum alloy, combined with one or more layers of different aluminum alloy(s). The ingot can then be rolled into a sheet product with different properties on the inside and the outside, allowing previously unattainable performance for flat rolled products and creating opportunity for new applications as well as improved performance and efficiency in existing operations.

•	Move towards more technologically advanced and profitable end-use markets by delivering proprietary products and processes that will be unique and attractive to our customers.

•	Continuously review acquisition or partnership opportunities that would enhance both our value and geographical footprint.

Flexible capital structure

•	Continue to reduce our debt using our cash flows and proceeds from the sale of non-core assets, in order to provide flexibility in our capital structure and establish a solid financial platform from which we can take advantage of opportunities to increase shareholder value.

Our Operating Segments

Due in part to the regional nature of the supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia; and South America.

Our chief operating decision-maker uses regional financial information in deciding how to allocate resources to an individual segment and in assessing performance of each segment. Novelis’ chief operating decision-maker is its chief executive officer.

We measure the profitability and financial performance of our operating segments, based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) gains and losses on change in fair value of derivative instruments — net; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting; (g) restructuring (charges) recoveries — net; (h) gains or losses on disposals of property, plant and equipment and businesses — net; (i) corporate selling, general and administrative expenses; (j) other corporate costs — net; (k) litigation settlement — net of insurance recoveries; (l) provision or benefit for taxes on income (loss) and (m) cumulative effect of accounting change — net of tax.

We do not treat all derivative instruments as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying consolidated and combined statements of operations, change in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other income — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes, we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

For a discussion of Regional Income and a reconciliation of Regional Income to Net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and Note 22 — Segment, Geographical Area and Major Customer Information in the accompanying consolidated and combined financial statements.

The table below sets forth the contribution of each of our operating segments to our Net sales, Regional Income, Total assets, Total shipments and Rolled product shipments for the years ended December 31, 2006, 2005 and 2004. The net sales and shipments information presented excludes intersegment sales and shipments. Rolled products shipments include conversion of customer-owned metal (tolling).

Operating Segment	2006	2005	2004
(all amounts in $ millions, except shipments, which are in kt)

North America
Net sales	$3,691	$3,265	$2,964
Regional Income	22	196	240
Total assets	1,476	1,547	1,406
Total shipments	1,229	1,194	1,175
Rolled product shipments	1,156	1,119	1,115
Europe
Net sales	$3,620	$3,093	$3,081
Regional Income	256	206	200
Total assets	2,474	2,139	2,885
Total shipments	1,073	1,081	1,089
Rolled product shipments	1,055	1,009	984
Asia
Net sales	$1,692	$1,391	$1,194
Regional Income	85	108	80
Total assets	1,078	1,002	954
Total shipments	516	524	491
Rolled product shipments	471	483	452
South America
Net sales	$863	$630	$525
Regional Income	164	110	134
Total assets	821	790	779
Total shipments	305	288	264
Rolled product shipments	278	261	234

We have highly automated, flexible and advanced manufacturing capabilities in operating facilities around the globe. In addition to the aluminum rolled products plants, our South America segment operates bauxite mining, alumina refining, hydro-electric power plants and smelting facilities. We believe our facilities have the assets required for efficient production and are well managed and maintained. For a further discussion of financial information by geographic area, refer to Note 22 — Segment, Geographical Area and Major Customer Information to our consolidated and combined financial statements.

North America

Through 12 aluminum rolled products facilities, including two fully dedicated recycling facilities as of December 31, 2006, North America manufactures aluminum sheet and light gauge products. Important end-use applications for this segment include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

For the year ended December 31, 2006, North America had net sales of $3.7 billion, representing 37% of our total net sales, and total shipments of 1,229kt, representing 39% of our total shipments. For the year ended December 31, 2005, North America had net sales of $3.3 billion, representing 39% of our total net sales, and total shipments of 1,194kt, representing 39% of our total shipments.

The majority of North America’s efforts are directed towards the beverage can sheet market. The beverage can end-use application is technically demanding to supply and pricing is competitive. We believe we have a competitive advantage in this market due to our low-cost and technologically advanced manufacturing facilities and technical support capability. Recycling is important in the manufacturing process and North America has three facilities that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from used beverage cans and the material is cast into sheet ingot for North America’s can sheet production plants (at Logan, Kentucky and Oswego, New York).

Europe

Europe produces value-added sheet and light gauge products through 14 operating plants as of December 31, 2006, including one recycling facility.

For the year ended December 31, 2006, Europe had net sales of $3.6 billion, representing 37% of our total net sales, and total shipments of 1,073kt, representing 34% of our total shipments. For the year ended December 31, 2005, Europe had net sales of $3.1 billion, representing 37% of our total net sales, and total shipments of 1,081kt, representing 35% of our total shipments.

Europe serves a broad range of aluminum rolled product end-use applications including: construction and industrial; beverage and food can; foil and technical products; lithographic; automotive and other. Construction and industrial represents the largest end-use market in terms of shipment volume by Europe. This segment supplies plain and painted sheet for building products such as roofing, siding, panel walls and shutters, and supplies lithographic sheet to a worldwide customer base.

Europe also has packaging facilities at four locations, and in addition to rolled product plants, has distribution centers in Italy and France together with sales offices in several European countries.

In March 2006, we closed our casting alloys facility at Borgofranco, Italy and sold our aluminum rolling mill in Annecy, France. We reorganized our plants in Ohle and Ludenscheid, Germany, including the closure of two non-core business lines located within those facilities, at the end of May 2006.

Asia

Asia operates three manufacturing facilities as of December 31, 2006 and manufactures a broad range of sheet and light gauge products.

For the year ended December 31, 2006, Asia had net sales of $1.7 billion, representing 17% of our total net sales, and total shipments of 516kt, representing 17% of our total shipments. For the year ended December 31, 2005, Asia had net sales of $1.4 billion, representing 17% of our total net sales, and total shipments of 524kt, representing 17% of our total shipments.

Asia production is balanced between foil, construction and industrial, and beverage and food can end-use applications. We believe that Asia is well-positioned to benefit from further economic development in China as well as other parts of Asia.

South America

South America operates two rolling plants, two primary aluminum smelters, bauxite mines, one alumina refinery, and hydro-electric power plants as of December 31, 2006, all of which are located in Brazil. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation and packaging end-use markets.

For the year ended December 31, 2006, South America had net sales of $0.9 billion, representing 9% of our total net sales, and total shipments of 305kt, representing 10% of our total shipments. For the year ended December 31, 2005, South America had net sales of $0.6 billion, representing 8% of our total net sales, and total shipments of 288kt, representing 9% of our total shipments.

The primary aluminum produced by South America’s mines, refinery and smelters is used by our Brazilian aluminum rolled products operations, with any excess production being sold on the market in the form of aluminum billets. During 2006, South America shipped approximately 27kt of primary metal to third party customers. South America generates a portion of its own power requirements.

In November 2006, we sold our interest in our calcined coke manufacturing facility in Petrocoque, and transferred our rights to develop a power generation facility at Cacu and Barra dos Coqueiros, both located in Brazil.

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

Aluminum

We obtain aluminum from a number of sources, including the following:

Primary Aluminum Purchases.  We purchased approximately 2,000kt of primary aluminum in 2006 in the form of sheet ingot, standard ingot and molten metal, as quoted on the LME, approximately 49% of which we purchased from Alcan. Following our spin-off from Alcan, we have continued to purchase aluminum from Alcan pursuant to the metal supply agreements described under “— Arrangements Between Novelis and Alcan.” We expect the volume of aluminum we purchase from Alcan to decline beginning in 2008.

Primary Aluminum Production.  We produced approximately 110kt of our own primary aluminum requirements in 2006 through our smelter and related facilities in Brazil.

Recycled Aluminum Products.  We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we take recycled processed material from their fabricating activity and re-melt, cast and roll it to re-supply them with aluminum sheet. Other sources of recycled material include lithographic plates, where over 90% of aluminum used is recycled, and products with longer lifespans, like cars and buildings, which are just starting to become high volume sources of recycled material. We purchased or tolled approximately 900kt of recycled material in 2006.

The majority of recycled material we re-melt is directed back through can-stock plants. The net effect of these activities is that 30% of our aluminum rolled products production in 2006 was made with recycled material.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In 2006, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent higher natural gas prices in the United States have increased our energy costs. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the purchase of derivative instruments. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. Our South America segment has its own hydroelectric facilities that meet approximately 25% of its total electricity requirements for smelting operations.

Others

We also have bauxite and alumina requirements. We will satisfy some of our alumina requirements for the near term pursuant to the alumina supply agreement we have entered into with Alcan as discussed below under “— Arrangements Between Novelis and Alcan.”

Our Customers

Although we provide products to a wide variety of customers in each of the markets that we serve, we have experienced consolidation trends among our customers in many of our key end-use markets. In 2006, approximately 43% of our total net sales were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users.

Our major customers include Agfa-Gevaert N.V., Alcan’s packaging business group, Anheuser-Busch Companies, Inc., affiliates of Ball Corporation, Can-Pack S.A., various bottlers of the Coca-Cola system, Crown Cork & Seal Company, Inc., Daching Holdings Limited, Ford Motor Company, Lotte Aluminum Co. Ltd., Kodak Polychrome Graphics GmbH, Pactiv Corporation, Rexam Plc, Ryerson Tull, Inc., Tetra Pak Ltd., and ThyssenKrupp AG.

In our single largest end-use market, beverage can sheet, we sell directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we also operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us. Among these umbrella agreements is an agreement, referred to as the CC agreement, with several North American bottlers of Coca-Cola branded products, including Coca-Cola Bottlers’ Sales and Services. Under the CC agreement, we shipped approximately 400kt of beverage can sheet (including tolled metal) during 2006. These shipments were made to, and we received payment from, our direct customers, being the beverage can fabricators that sell beverage cans to the Coca-Cola associated bottlers. Under the CC agreement, bottlers in the Coca-Cola system may join the CC agreement by committing a specified percentage of the can sheet required by their can fabricators to us. Our agreement, which is based on arrangements that have been in place since 1997, expired at the end of 2006, but the parties entered into a new agreement with similar terms that went into effect in January 2007.

Purchases by Rexam Plc and its affiliates represented approximately 14.1%, 12.5% and 11.1% of our total net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Distribution and Backlog

We have two principal distribution channels for the end-use markets in which we operate: direct sales and distributors. In 2006, 87% of our total net sales were derived from direct sales to our customers and 13% of our total net sales were derived from distributors.

Direct Sales

We supply various end-use markets all over the world through a direct sales force that operates from individual plants or sales offices, as well as from regional sales offices in 22 countries. The direct sales channel typically involves very large, sophisticated fabricators and original equipment manufacturers. Longstanding relationships are maintained with leading companies in industries that use aluminum rolled products. Supply contracts for large global customers generally range from one to five years in length and historically there has been a high degree of renewal business with these customers. Given the customized nature of products and in some cases, large order sizes, switching costs are significant, thus adding to the overall consistency of the customer base.

We also use third party agents or traders in some regions to complement our own sales force. They provide service to our customers in countries where we do not have local expertise. We tend to use third party agents in Asia and South America more frequently than in other regions.

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

Research and Development

In 2006, we expensed $40 million on research and development activities in our plants and modern research facilities, which included mini-scale production lines equipped with hot mills, can lines and continuous casters. We expensed $41 million on research and development activities in 2005 and $58 million in 2004. Our 2006 and 2005 research and development spending was within the range of our expected normal annual expenditures. For 2004, research and development expenses were higher, as they were an allocation of costs to us by Alcan, and included both specific costs related to projects directly identifiable with operations of the businesses subsequently transferred to us, and an allocation of a general pool of research and development expenses.

In August 2006, we announced our intention to exit the Neuhausen, Switzerland site, where we had continued to share research and development facilities with Alcan. We intend to create research and development centers of excellence at key plants throughout Europe. For beverage and food can and lithographic and painted sheet, the center of excellence is planned for Goettingen, Germany; for automotive and other specialties — in Sierre, Switzerland; and for foil and packaging — in Dudelange, Luxembourg. We expect to complete the transition from Neuhausen to our centers of excellence by mid-2008.

We conduct research and development activities at our mills in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 200 employees dedicated to research and development, located in many of our plants and research centers.

Our Executive Officers

The following table sets forth information for persons currently serving as executive officers of our company. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position

Edward A. Blechschmidt	54	Acting Chief Executive Officer
Martha Finn Brooks	46	Chief Operating Officer
Rick Dobson	48	Senior Vice President and Chief Financial Officer
Arnaud de Weert	43	Senior Vice President and President — Europe
Kevin Greenawalt	50	Senior Vice President and President — North America
Thomas Walpole	52	Senior Vice President and President — Asia
Antonio Tadeu Coelho Nardocci	49	Senior Vice President and President — South America
Steven Fisher	36	Vice President, Strategic Planning and Corporate Development
David Godsell	51	Vice President, Human Resources and Environment, Health and Safety
Robert M. Patterson	34	Vice President and Controller
Orville G. Lunking	51	Vice President and Treasurer
Leslie J. Parrette, Jr.	45	General Counsel
Brenda D. Pulley	48	Vice President, Corporate Affairs and Communications
Nichole A. Robinson	36	Corporate Secretary

Edward A. Blechschmidt is a Director and was appointed Acting Chief Executive Officer of Novelis Inc., effective January 2, 2007, to take over the responsibilities from Interim Chief Executive Officer, William T. Monahan. Mr. Blechschmidt was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home healthcare services, from March 2000 to June 2002. From March 1999 to March 2000, Mr. Blechschmidt served as Chief Executive Officer and a director of Olsten Corporation, the conglomerate from which Gentiva Health Services was spun off and taken public. He served as President of Olsten Corporation (staffing services) from October 1998 to March 1999. He also served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens Pyramid Technologies (information technology) from July 1996 to October 1998. Prior to Siemens, he spent more than 20 years with Unisys Corporation (information technology), including serving as its Chief Financial Officer. Mr. Blechschmidt serves as a director of Healthsouth Corp. (healthcare), Lionbridge Technologies, Inc. (software), Option Care, Inc. (healthcare) and Columbia Laboratories, Inc. (pharmaceuticals).

Martha Finn Brooks is our Chief Operating Officer.  Ms. Brooks joined Alcan as the President and Chief Executive Officer of Alcan’s Rolled Products Americas and Asia business group in August 2002. Ms. Brooks led three of Alcan’s business units, namely North America, Asia and Latin America. Prior to joining Alcan, Ms. Brooks was the Vice President, Engine Business, Global Marketing and Sales at Cummins Inc., a global leader in the manufacture of electric power generation systems, engines and related products. She was with Cummins Inc. for 16 years, where she held a variety of positions in strategy, international business development, marketing and sales, engineering and general management. Ms. Brooks is a member of the board of directors of International Paper Company, a member of the Board of Trustees of Manufacturers Alliance, a director of Keep America Beautiful and a Trustee of the Hathaway Brown School. Ms. Brooks holds a B.A. in Economics and Political Science and a Masters of Public and Private Management specializing in international business from Yale University.

Rick Dobson is our Senior Vice President and Chief Financial Officer. He was the Chief Financial Officer of Aquila, Inc., the Kansas City, Missouri-based operator of electricity and natural gas distribution utilities, from 2002 until mid-2006. Mr. Dobson was Vice President of Financial Management for Aquila Merchant

Services, a top five energy merchant company, from 1997 to 2002. He served as Vice President and Controller of ProEnergy, a natural gas marketing venture for Apache, from 1995 to 1997, and of Aquila Energy Corporation from 1989 to 1995. Mr. Dobson began his career in 1981 with Arthur Andersen LLP, specializing in the energy, telecommunications and homebuilding sectors and left the firm in 1989 as an audit manager. Mr. Dobson holds a B.B.A. in Accounting from the University of Wisconsin at Madison and an MBA from the University of Nebraska at Omaha. He is a certified public accountant.

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

Kevin Greenawalt is a Senior Vice President and the President of our North American operations. Mr. Greenawalt was the President of Rolled Products North America from April 2004 until January 2005. Mr. Greenawalt was with Alcan since 1983, holding various managerial positions in corporate and business planning, operations planning, manufacturing, sales and business unit management. Prior to the Rolled Products North America position, his most recent position at Alcan was Vice President, Manufacturing for Rolled Products Europe based in Zurich, Switzerland, where he was responsible for ten facilities in Germany, Switzerland, Italy and the United Kingdom. In the late 1990s, Mr. Greenawalt led the Alcan North American Light Gauge Products business unit. Mr. Greenawalt holds an MBA and a B.S. in Industrial Administration from Carnegie-Mellon University. He participated in the International Masters Program in Practicing Management (U.K., Canada, India, Japan, and France) and was trained in Japan in Kaizen and Lean Manufacturing.

Antonio Tadeu Coelho Nardocci is a Senior Vice President and the President of our South American operations. Mr. Nardocci joined Alcan in 1980. Mr. Nardocci was the President of Rolled Products South America from March 2002 until January 2005. Prior to that, he was a Vice President of Rolled Products operations in Southeast Asia and Managing Director of the Aluminium Company of Malaysia in Kuala Lumpur, Malaysia. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci is a member of the executive board of the Brazilian Aluminum Association.

Steven Fisher is our Vice President, Strategic Planning and Corporate Development. He is responsible for formulating the corporate strategy and originating and executing corporate mergers and acquisition transactions, as well as potential divestiture of non-core assets. This role includes ensuring consistent and rigorous valuation of all major portfolio management decisions and communicating the strategic vision to key stakeholders. Mr. Fisher served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp. at its headquarters in Dallas, Texas from July 2005 to February 2006. Prior to joining TXU Energy, Mr. Fisher served in various senior finance rolls at Aquila, Inc., including Vice President, Controller and Strategic Planning, from 2001 to 2005. Mr. Fisher is a graduate of the University of Iowa in 1993, where he earned a B.B.A. in Finance and Accounting. He is a certified public accountant.

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

Brenda D. Pulley is our Vice President, Corporate Affairs and Communications. She has global responsibility for our organization’s corporate affairs and communication efforts, which include branding, strategic internal and external communications and government relations. Prior to our spin-off from Alcan, Ms. Pulley was Vice President, Corporate Affairs and Government Relations of Alcan from September 2000 to 2004. Upon joining Alcan in 1998, Ms. Pulley was named Director, Government Relations. She has served as Legislative Assistant to Congressman Ike Skelton of Missouri and to the U.S. House of Representatives Subcommittee on Small Business, specializing in energy, environment, and international trade issues. She also served as Executive Director for the National Association of Chemical Recyclers, and as Director, Federal Government Relations for Safety-Kleen Corp. Ms. Pulley currently serves on the board of directors for the Junior Achievement of Georgia and is the immediate past Chairperson for America Recycles Day. Ms. Pulley earned her B.S. majoring in Social Science, with a minor in Communications from Central Missouri State University.

Thomas Walpole is a Senior Vice President and the President of our Asian operations. Mr. Walpole was our Vice President and General Manager, Can Products Business Unit from January 2005 until February 2006. Mr. Walpole has over twenty-five years of aluminum industry experience having worked for Alcan since 1979. Prior to his recent assignment, Mr. Walpole held international positions within Alcan in Europe and Asia until 2004. He began as Vice President, Sales, Marketing & Business Development for Alcan Taihan Aluminum Ltd. and most recently was President of the Litho/Can and Painted Products for the European region. Mr. Walpole graduated from State University of New York at Oswego with a B.S. in Accounting, and holds a Master of Business from Case Western Reserve University.

Nichole A. Robinson joined Novelis in June 2006 and was appointed Corporate Secretary in August 2006. From December 2003 until June 2006, Ms. Robinson was a Senior Manager with Accenture LLP, and prior to that she was Counsel for Arthur Andersen LLP from March 1999 until October 2002. Ms. Robinson previously worked as an associate for the law firm of Blackwell Sanders Peper Martin LLP from September 1996 until February 1999, where she focused on corporate law and securities matters. Ms. Robinson graduated with a B.S. from Northwestern University and received her J.D. from Georgetown University Law Center.

Our Employees

As of December 31, 2006, we had approximately 12,900 employees. Approximately 6,000 are employed in Europe, approximately 3,100 are employed in North America, approximately 1,600 are employed in Asia and approximately 2,200 are employed in South America and other areas. Approximately three-quarters of our employees are represented by labor unions and their employment conditions governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of different durations. We believe that we have good labor relations in all our operations and have not experienced a significant labor stoppage in any of our principal operations during the last decade.

Intellectual Property

In connection with our spin-off, Alcan has assigned or licensed to us a number of important patents, trademarks and other intellectual property rights owned or previously owned by Alcan and required for our business. Ownership of intellectual property that is used by both us and Alcan is owned by one of us, and licensed to the other. Certain specific intellectual property rights, which have been determined to be exclusively useful to us or which were required to be transferred to us for regulatory reasons, have been assigned to us with no license back to Alcan.

We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, we apply for patents in the appropriate jurisdictions, including the United States and Canada. We currently hold patents on approximately 190 different items of intellectual property. While these patents are important to our business on an aggregate basis, no single patent is deemed to be material to our business.

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

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding our liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Such laws impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses, on those parties who contributed to the release of a hazardous substance into the environment. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

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

We expect that our total expenditures for capital improvements regarding environmental control facilities for 2007 and 2008 will be approximately $8 million and $14 million, respectively.

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

Further Assurances

Both we and Alcan agreed to use our commercially reasonable efforts after the spin-off, to take, or cause to be taken, all actions, and to do, or cause to be done, all things, reasonably necessary or advisable under applicable laws and agreements to complete the transactions contemplated by the agreement and the other ancillary agreements described below.

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

Transitional Services and Similar Agreements.  Pursuant to a collection of approximately 130 individual transitional services agreements, Alcan has provided to us and we have provided to Alcan, as applicable, on an interim, transitional basis, various services, including, but not limited to, treasury administration, selected benefits administration functions, employee compensation and information technology services. The agreed upon charges for these services generally allow us or Alcan, as applicable, to recover fully the allocated costs of providing the services, plus all out-of-pocket costs and expenses plus a margin of five percent. No margin is added to the cost of services supplied by external suppliers. The majority of the individual service agreements, which began on the spin-off date, terminated on or prior to December 31, 2005. However, we have continuing agreements with Alcan through 2007 to use certain information technology services to support our metal management and through 2008 to use certain information technology hosting services to support our financial accounting systems for the Nachterstedt and Goettingen plants.

Metal Supply Agreements.  We and Alcan have entered into four multi-year metal supply agreements pursuant to which Alcan supplies us with specified quantities of re-melt ingot, molten metal and sheet ingot in North America and Europe on terms and conditions determined primarily by Alcan. We believe these agreements provide us with the ability to cover some metal requirements through a pricing formula pursuant to our spin-off agreement with Alcan. In addition, an ingot supply agreement in effect between Alcan and Novelis Korea Ltd. prior to the spin-off remains in effect following the spin-off.

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

Alumina Supply Agreements.  We have entered into a ten-year alumina supply agreement with Alcan pursuant to which we purchase from Alcan, and Alcan supplies to us, alumina for our primary aluminum smelter located in Aratu, Brazil. The annual quantity of alumina to be supplied under this agreement is between 85kt and 126kt. In addition, an alumina supply agreement between Alcan and Novelis Deutschland GmbH that was in effect prior to the spin-off remains in effect following the spin-off.

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

Neuhausen Agreements.  We have entered into an agreement with Alcan pursuant to which (1) Alcan transferred to us various laboratory and testing equipment used in the aluminum rolling sheet business located in Neuhausen, Switzerland and (2) approximately 35 employees transferred from Alcan to us at the Neuhausen facility. In addition, we have assumed certain obligations in connection with the operations of the Neuhausen facility, including (1) the obligation to reimburse Alcan for 100% of its actual and direct costs incurred in terminating employees, cancelling third party agreements, and discontinuing the use of assets in the event we request Alcan to discontinue or terminate services under the services agreement, (2) the obligation to reimburse Alcan for 20% of the costs to close the Neuhausen facility in certain circumstances, and (3) the obligation to indemnify Alcan for (a) all liabilities arising from the ownership, operation, maintenance, use, or occupancy of the Neuhausen facility and/or the equipment at any time after the spin-off date and resulting from our acts or omissions or our violation of applicable laws, including environmental laws, (b) all liabilities relating to the employees who transfer from Alcan to us after the spin-off date, and (c) an amount equal to 20% of all environmental legacy costs related to the Neuhausen facility that occurred on or before December 31, 2004.

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

Foil Supply and Distribution Agreement.  Pursuant to the two year foil supply and distribution agreement, we (1) manufacture and supply to, or on behalf of, Alcan certain retail and industrial packages of Alcan brand aluminum foil and (2) provide certain services to Alcan in respect of the foil we supply to Alcan under this agreement, such as marketing and payment collection. We receive a service fee based on a percentage of the foil sales under the agreement. Pursuant to the terms of the agreement, we have agreed we will not market retail packages of foil in Canada under a brand name that competes directly with the Alcan brand during the term of the agreement.

Metal Hedging Agreement.  We have also entered into an agreement pursuant to which Alcan provides metal price hedging services to us. These hedging arrangements help us to reduce the risk of metal price fluctuations when we enter into agreements with customers that provide for fixed metal price arrangements. Alcan charges us fees based on the amount of metal covered by each hedge.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports, proxy statements and other information with the United States Securities and Exchange Commission (SEC). We make these filings available on our website free of charge, the URL of which is http://www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements, and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risks Related to our Business and the Market Environment

Certain of our customers are significant to our revenues, and we could be adversely affected by changes in the business or financial condition of these significant customers or by the loss of their business.

Our ten largest customers accounted for approximately 43% of our total net sales in 2006, with Rexam Plc and its affiliates representing approximately 14% of our total net sales in that year. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Business — Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to obtain cost savings and other benefits.

Our profitability could be adversely affected by our inability to pass through metal price increases due to metal price ceilings in certain of our sales contracts.

Prices for metal are volatile, have recently been impacted by structural changes in the market, and may increase from time to time. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the LME plus local market premiums and (ii) a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product. Sales contracts representing approximately 20% of our total 2006 shipments provide for a ceiling over which metal prices cannot contractually be passed through to our customers, unless adjusted. When applicable, these price ceilings prevent us from passing through the complete increase in metal prices under these contracts and, consequently, we absorb those losses. Without regard to internal or external hedges, we were unable to pass through approximately $475 million of metal price increases associated with sales under these contracts during 2006. Depending on the fluctuations in metal prices for 2007 and other factors, we may continue to incur these costs. Based on a December 31, 2006 aluminum price of $2,850 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $295 — $335 million in 2007 and $485 — $550 million in the aggregate thereafter. Under these scenarios, and ignoring working capital timing, we expect that cash flows from operations will be impacted negatively by these same amounts, offset partially by reduced income taxes.

Our efforts to mitigate risk from our contracts with metal price ceilings may not be effective.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. We refer to these two sources as our internal hedges. While we believe that our primary aluminum production continues to provide the expected benefits during this sustained period of high LME prices, the recycling operations are providing less internal hedge benefit than they have historically. LME metal prices and other market issues have resulted in higher than expected prices of UBCs, thus compressing the internal hedge benefit we receive from UBCs.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options and/or synthetic call options on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September of 2006, we began purchasing synthetic call options, which are purchases of both fixed forward derivative instruments and put options, to hedge our exposure to further metal price increases in 2007. We have not entered into any synthetic call options beyond 2007.

Our results can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers.

In some of our contracts there is a timing difference between the metal prices we pay under our purchase contracts and the metal prices we charge our customers. As a result, changes in metal prices impact our results, since during such periods we bear the additional cost or benefit of metal price changes, which could have a material effect on our profitability.

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

Our substantial indebtedness could adversely affect our business and therefore make it more difficult for us to fulfill our obligations under our senior secured credit facilities and our Senior Notes.

As of December 31, 2006, we had total indebtedness of $2.4 billion, including the $857 million of debt outstanding under the senior secured credit facilities that we and certain of our subsidiaries entered into in connection with the spin-off transaction. Following the spin-off transaction, our businesses are operating with significantly more indebtedness and higher interest expense than they did when they were part of Alcan.

Our substantial indebtedness and interest expense could have important consequences to our company and holders of our Senior Notes, including:

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

Although we are highly leveraged, the indenture relating to our Senior Notes and our senior secured credit facilities will permit us to incur substantial additional indebtedness in the future, including up to an additional $351 million as of December 21, 2006 that we or certain of our subsidiaries may borrow under the revolving credit facilities that are part of the senior secured credit facilities. If we or our subsidiaries incur additional debt, the risks we now face as a result of our leverage could intensify.

The covenants in our senior secured credit facilities and the indenture governing our Senior Notes impose significant operating and financial restrictions on us.

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

Although we currently expect to be able to comply with these covenants, operating results substantially below our business plan or other adverse factors, including a significant increase in metal prices and/or interest rates, could result in our being unable to comply with our financial covenants. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders and could cause a cross-default under our other indebtedness, including our Senior Notes. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional debt in the future, we may be subject to additional covenants, which may be more restrictive than those that we are subject to now.

A deterioration of our financial position or a downgrade of our ratings by a credit rating agency could increase our borrowing costs and our business relationships could be adversely affected.

A deterioration of our financial position or a downgrade of our ratings for any reason could increase our borrowing costs and have an adverse effect on our business relationships. From time to time, we enter into various forms of hedging activities against currency or metal price fluctuations and trade metal contracts on the LME. Financial strength and credit ratings are important to the pricing of these hedging and trading activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities, and changes to our level of indebtedness may make it more costly for us to engage in these activities in the future.

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

Breakdown of equipment or other events, including catastrophic events such as war or natural disasters, leading to production interruptions in our plants could have a material adverse effect on our financial results. Further, because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, those customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. We may incur costs to correct any of these problems, in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed, resulting in a loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from such events, including damage to our reputation, loss of customers and suffer substantial losses in operational capacity, any of which could have a material adverse effect on our financial results.

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

Most of our pension obligations relate to funded defined benefit pension plans for our employees in the United States, the United Kingdom and Canada, unfunded pension benefits in Germany, and lump sum indemnities payable to our employees in France, Italy, Korea and Malaysia upon retirement or termination. Our pension plan assets consist primarily of listed stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Our results of operations, liquidity or shareholders’ equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits.

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

In addition to existing defined benefit pension plans, we have elected in the spin-off agreements in 2005 to assume certain pension liabilities from the United States, United Kingdom and Canadian pension plans that we currently share with Alcan. On November 8, 2006, we executed a settlement agreement with Alcan resolving the material working capital and cash balance adjustments to the opening balance sheet and issues relating to the transfer of U.S. pension assets and liabilities from Alcan to Novelis. Excluding pension assets and liability transfers, the net impact of the settlement was a payment to Novelis of approximately $5 million. The pension asset and liability transfer resulted in Novelis assuming approximately $50 million in accrued pension costs. We also contributed $7 million to an Alcan sponsored plan in the U.K. from which we exited. Additionally, we recorded non-cash adjustments relating to our opening balance sheet of $5 million. The net impact of recording all of the transactions was a $57 million ($38 million net of tax) reduction to Additional paid-in capital during the fourth quarter of 2006.

We have yet to transition the pension plan assets and liabilities from Alcan for two pension plans for those employees who elected to transfer their past service to Novelis, one in Canada and one in the U.K. We expect this transfer will take place during the first quarter of 2007, and we expect that the plan assets transferred will approximate the liabilities assumed. To the extent that they are different, we will record an adjustment to Additional paid-in capital as a post-transaction adjustment.

We could face additional adverse consequences as a result of our late SEC filings.

While we are now current with our SEC filings, we were late with certain filings in 2006 and as a result, we will not be eligible to use a “short form” registration statement on Form S-3 and we may not be eligible to use a short form registration statement in the future if we fail to satisfy the conditions required to use short form registration. Our inability to use a short form registration statement may impair our ability or increase the costs and complexity of our efforts to raise funds in the public markets or use our stock as consideration in acquisitions should we desire to do so during this one year period.

We face risks relating to certain joint ventures and subsidiaries that we do not entirely control. Our ability to generate cash from these entities may be more restricted than if such entities were wholly-owned subsidiaries.

Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly own. These entities include our Norf, Germany and Logan, Kentucky joint ventures, as well as our majority-owned Korean and Malaysian subsidiaries. Our Malaysian subsidiary is a public company whose shares are listed for trading on the Bursa Malaysia Securities Berhad. Under the governing documents or agreements of, securities laws applicable to or stock exchange listing rules relative to certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. In addition, we do not solely determine certain key matters, such as the timing and amount of cash distributions from these entities. As a result, our ability to generate cash from these entities may be more restricted than if they were wholly-owned entities.

Risks Related to Operating Our Business Following Our Spin-off from Alcan

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

The manufacture of our products requires sheet ingot that has historically been, in part, supplied by Alcan. In 2006, we purchased the majority of our third party sheet ingot requirements from Alcan’s primary metal group. In connection with the spin-off, we entered into metal supply agreements with Alcan upon terms and conditions substantially similar to market terms and conditions for the continued purchase of sheet ingot from Alcan. If Alcan is unable to deliver sufficient quantities of this material on a timely basis or if Alcan terminates one or more of these agreements, our production may be disrupted and our net sales and profitability could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers for that portion of our raw material requirements we expect to be supplied by Alcan could be time consuming and expensive.

Our continuous casting operations at our Saguenay Works, Canada facility depend upon a local supply of molten aluminum from Alcan. In 2006, Alcan’s primary metal group supplied approximately 188kt of such material to us, representing all of the molten aluminum used at Saguenay Works in 2006. In connection with the spin-off, we entered into a metal supply agreement on terms determined primarily by Alcan for the continued purchase of molten aluminum from Alcan. If this supply were to be disrupted, our Saguenay Works production could be interrupted and our net sales and profitability materially adversely affected.

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

Under Section 55 of the Income Tax Act (Canada), we and/or Alcan will recognize a taxable gain on our spin-off from Alcan if, among other specified circumstances, (1) within three years of our spin-off from Alcan, we engage in a subsequent spin-off or split-up transaction under Section 55, (2) a shareholder who (together with non-arm’s length persons and certain other persons) owns 10% or more of our common shares or Alcan common shares, disposes to a person unrelated to such shareholder of any such shares (or property that derives 10% or more of its value from such shares or property substituted therefor) as part of the series of transactions which includes our spin-off from Alcan, (3) there is a change of control of us or of Alcan that is part of the series of transactions that includes our spin-off from Alcan, (4) we sell to a person unrelated to us (otherwise than in the ordinary course of operations) as part of the series of transactions that includes our spin-off from Alcan, property acquired in our spin-off from Alcan that has a value greater than 10% of the value of all property received in the spin-off from Alcan, (5) within three years of our spin-off from Alcan, Alcan completes a split-up (but not spin-off) transaction under Section 55, (6) Alcan made certain acquisitions of property before and in contemplation of our spin-off from Alcan, (7) certain shareholders of Alcan and certain other persons acquired shares of Alcan (other than in specified permitted transactions) in contemplation of our spin-off from Alcan, or (8) Alcan sells to a person unrelated to it (otherwise than in the ordinary course of operations) as part of the series of transactions or events which includes our spin-off from Alcan, property retained by Alcan on the spin-off that has value greater than 10% of the value of all property retained by Alcan on our spin-off from Alcan. We would generally be required to indemnify Alcan for tax liabilities incurred by Alcan under the tax sharing and disaffiliation agreement if Alcan’s tax liability arose because of (i) a breach of our representations, warranties or covenants in the tax sharing and disaffiliation agreement, (ii) certain acts or omissions by us (such as a transaction described in (1) above), or (iii) an acquisition of control of us. Alcan would generally be required to indemnify us for tax under the tax sharing and disaffiliation agreement if our tax liability arose because of (i) a breach of Alcan’s representations, warranties or covenants in the tax sharing and disaffiliation agreement, or (ii) certain acts or omissions by Alcan (such as a transaction described in (5) above). These liabilities and the related indemnity payments could be significant and could have a material adverse effect on our financial results.

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

The end-use markets for certain aluminum rolled products are highly competitive. Aluminum competes with other materials, such as steel, plastics, composite materials and glass, among others, for various applications, including in beverage and food cans and automotive end-use applications. In the past, customers have demonstrated a willingness to substitute other materials for aluminum. For example, changes in consumer preferences in beverage containers have increased the use of polyethylene terephthalate plastic (PET plastic)

containers and glass bottles in recent years. These trends may continue. The willingness of customers to accept substitutes for aluminum products could have a material adverse effect on our financial results.

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

The construction industry and the consumption of beer and soda are sensitive to weather conditions and as a result, demand for aluminum rolled products in the construction industry and for can feedstock can be seasonal. Our quarterly financial results could fluctuate as a result of climatic changes, and a prolonged series of cold summers in the different regions in which we conduct our business could have a material adverse effect on our financial results.

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health and safety costs and liabilities.

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as Superfund and comparable laws in U.S. states and other jurisdictions world-wide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment.

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close, divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Currently, we are involved in a number of compliance efforts, remediation activities and legal proceedings concerning environmental matters, including certain activities and proceedings arising under Superfund and comparable laws in U.S. states and other jurisdictions world-wide.

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

From time to time, we are involved in, or the subject of, disputes, proceedings and investigations with respect to a variety of matters, including environmental, health and safety, product liability, employee, tax, personal injury, contractual and other matters as well as other disputes and proceedings that arise in the ordinary course of business. Certain of these matters are discussed in the preceding risk factor and certain others are discussed below under “Business — Legal Proceedings.” Any claims against us or any investigations involving us, whether meritorious or not, could be costly to defend or comply with and could divert management’s attention as well as operational resources. Any such dispute, litigation or investigation, whether currently pending or threatened or in the future, may have a material adverse effect on our financial results and cash flows.

Product liability claims against us could result in significant costs or negatively impact our reputation and could adversely affect our business results and financial condition.

We are sometimes exposed to warranty and product liability claims. There can be no assurance that we will not experience material product liability losses arising from such claims in the future and that these will not have a negative impact on our net sales and profitability. We generally maintain insurance against many product liability risks, but there can be no assurance that this coverage will be adequate for any liabilities ultimately incurred. In addition, there is no assurance that insurance will continue to be available on terms acceptable to us. A successful claim that exceeds our available insurance coverage could have a material adverse effect on our financial results and cash flows.

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

We could incur significant tax liability, or be liable to Alcan for the resulting tax, if certain events described under “— Risks Related to Operating Our Business Following Our Spin-off from Alcan” occur. We could, for example, incur significant tax liability, or be liable to Alcan, if certain transactions occur which violate tax-free spin-off rules and cause the spin-off to be taxable to Alcan. This indemnity obligation, or our potential tax liability, either of which could be significant, might discourage, delay or prevent a change of control that shareholders may consider favorable.

The rights of Alcan to terminate certain of our agreements in circumstances relating to a change in control of our voting shares also might discourage, delay or prevent a change of control that shareholders may consider favorable.

See “Business — Arrangements Between Novelis and Alcan” for a more detailed description of these agreements and provisions. In addition, our shareholder rights plan also may discourage, delay or prevent a merger or other change of control that shareholders may consider favorable.

We may not pay dividends in the future.

Each quarter our board of directors determines whether to pay a quarterly dividend. There can be no assurance that we will pay dividends in the future. The decision to continue paying dividends will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness and other relevant factors.

Risks Related to the Sale of Our Company

The pending transaction, pursuant to which Hindalco would acquire us, may be delayed or may not close.

We have announced that the pending transaction with Hindalco is expected to close in the second quarter of 2007. The transaction is structured as a plan of arrangement under Canadian law and will require the approval of 66 2/3% of the votes cast by our shareholders at a special meeting, followed by court approval. The transaction is also subject to other customary closing conditions, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and similar antitrust laws in Canada and the European Union. The timing of such events and the completion of the transaction are subject to factors beyond our control. In addition, while our board of directors has recommended that shareholders approve the transaction, we cannot predict the outcome of the shareholder vote.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Atlanta, Georgia. We have 33 operating facilities and three research facilities in 11 countries as of December 31, 2006. In March 2006, we closed our operations at Borgofranco, Italy and we sold our aluminum rolling mill in Annecy, France to a third party. In November 2006, we sold our 25% interest in our calcined coke manufacturing facility in Petrocoque, Brazil. We believe our facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our principal properties and assets have been pledged to banks pursuant to our senior secured credit facilities, as described in “Description of Material Indebtedness”.

In 2006, we had total shipments (including tolled products) of 1,229 kilotonnes (kt) from our operations in North America, 1,073kt from our operations in Europe, 516kt from our operations in Asia and 305kt from our operations in South America. Our production for each of these operating segments was approximately equal to our shipments for each region for 2006.

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets / applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of 2006.

North America

Location	Plant Processes	Major End-Use Markets/Applications

Berea, Kentucky	Recycling	Recycled ingot
Burnaby, British Columbia	Finishing	Foil containers
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling	Recycled ingot
Kingston, Ontario	Cold rolling, finishing	Automotive, construction/industrial
Logan, Kentucky(i)	Hot rolling, cold rolling, finishing	Can stock
Louisville, Kentucky	Cold rolling, finishing	Foil, converter foil
Oswego, New York	Hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, semi-finished coil
Saguenay, Quebec	Continuous casting	Semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Toronto, Ontario	Finishing	Foil, foil containers
Warren, Ohio	Coating	Can end stock

(i)	We own 40% of the outstanding common shares of Logan Aluminum Inc., but we have made subsequent equipment investments such that we now have rights to approximately 65% of Logan’s total production capacity.

Our Oswego, New York facility operates modern equipment for used beverage can recycling, ingot casting, hot rolling, cold rolling and finishing. In March 2006, we commenced commercial production using our Novelis Fusiontm technology — able to produce a high quality ingot with a core of one aluminum alloy, combined with one or more layers of different aluminum alloy(s). The ingot can then be rolled into a sheet product with different properties on the inside and the outside, allowing previously unattainable performance for flat rolled products and creating opportunity for new, premium applications. Oswego produces can stock as well as building and industrial products. Oswego also provides feedstock to our Kingston, Ontario facility, which produces heat-treated automotive sheet, and to our Fairmont, West Virginia facility, which produces light gauge sheet.

The Logan, Kentucky facility is a processing joint venture between us and Arco Aluminum (Arco), a subsidiary of BP plc. Our original equity investment in the joint venture was 40%, while Arco held the remaining 60% interest. Subsequent equipment investments have resulted in us now having access to approximately 65% of Logan’s total production capacity. Logan, which was built in 1985, is the newest and largest hot mill in North America. Logan operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. Logan is a dedicated manufacturer of aluminum sheet products for the can stock market with modern equipment, efficient workforce and product focus. A portion of the can end stock is coated at North America’s Warren, Ohio facility, in addition to Logan’s on-site coating assets. Together with Arco, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the transformed products. All of the fixed assets at Logan are directly owned by us and Arco in varying ownership percentages or solely by us. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated balance sheets include the assets and liabilities of Logan.

We share control of the management of Logan with Arco through a seven-member board of directors on which we appoint four members and Arco appoints three members. Management of Logan is led jointly by two executive officers who are subject to approval by at least five members of the board of directors.

Our Saguenay, Quebec facility operates the world’s largest continuous caster, which produces feedstock for our three foil rolling plants located in Terre Haute, Indiana; Fairmont, West Virginia and Louisville, Kentucky. The continuous caster was developed through internal research and development and we own the process technology. Our Saguenay facility produces aluminum rolled products directly from molten metal, which are sourced under long-term supply arrangements we have with Alcan.

Our Burnaby, British Columbia and Toronto, Ontario facilities spool and package household foil products and report to our foil business unit based in Toronto, Ontario.

Along with our recycling center in Oswego, New York, we own two other fully dedicated recycling facilities in North America, located in Berea, Kentucky and Greensboro, Georgia. Each offers a modern, cost-efficient process to recycle used beverage cans and other recycled aluminum into sheet ingot to supply our hot mills in Logan and Oswego. Berea is the largest used beverage can recycling facility in the world.

Europe

Location	Plant Processes	Major End-Use Markets/Applications

Annecy, France(i)	Hot rolling, cold rolling, finishing	Painted sheet, circles
Berlin, Germany	Converting	Packaging
Borgofranco, Italy(ii)	Recycling	Recycled ingot
Bresso, Italy	Finishing	Painted sheet
Bridgnorth, United Kingdom	Cold rolling, finishing, converting	Foil, packaging
Dudelange, Luxembourg	Continuous casting, cold rolling, finishing	Foil
Göttingen, Germany	Cold rolling, finishing	Can end, lithographic, painted sheet
Latchford, United Kingdom	Recycling	Sheet ingot from recycled metal
Ludenscheid, Germany(iii)	Cold rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing	Automotive, industrial
Norf, Germany(iv)	Hot rolling, cold rolling	Can stock, foilstock, reroll
Ohle, Germany(iii)	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling	Paintstock, industrial
Rogerstone, United Kingdom	Hot rolling, cold rolling	Foilstock, paintstock, reroll, industrial
Rugles, France	Continuous casting, cold rolling, finishing	Foil
Sierre, Switzerland(v)	Hot rolling, cold rolling	Automotive sheet, industrial

(i)	We sold our aluminum rolling mill in Annecy, France to a third party in March 2006.

(ii)	We closed our operations in Borgofranco, Italy in March 2006.

(iii)	We reorganized our plants in Ohle and Ludenscheid, Germany, including the closure of two non-core business lines located within those facilities as of May 2006.

(iv)	Operated as a 50/50 joint venture between us and Hydro Aluminium Deutschland GmbH (Hydro).

(v)	We have entered into an agreement with Alcan pursuant to which Alcan, following the spin-off, retains access to the plate production capacity utilized prior to spin-off at the Sierre facility, which represents a portion of the total production capacity of the Sierre hot mill.

Aluminium Norf GmbH (Norf) in Germany, a 50/50 production-sharing joint venture between us and Hydro, is a large scale, modern manufacturing hub for several of our operations in Europe, and is the largest aluminum rolling mill in the world. Norf supplies hot coil for further processing through cold rolling to some of our other plants including Göttingen and Nachterstedt in Germany and provides foilstock to our plants in Ohle and Ludenscheid in Germany and Rugles in France. Together with Hydro, we operate Norf as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then transferred back to the supplying party on a pre-determined cost-plus basis. The facility’s capacity is shared 50/50. We own 50% of the equity interest in Norf and Hydro owns the other 50%. We share control of the management of Norf with Hydro through a jointly-controlled shareholders’ committee. Management of Norf is led jointly by two managing executives, one nominated by us and one nominated by Hydro.

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

Our recycling operations in Latchford, United Kingdom is the only major recycling plant in Europe dedicated to used beverage cans.

European operations also include Novelis PAE in Voreppe, France, which sells casthouse technology, including liquid metal treatment devices, such as degassers and filters, chill sheet ingot casters and twin roll continuous casters, in many parts of the world.

Asia

Location	Plant Processes	Major End-Use Markets/Applications

Bukit Raja, Malaysia(i)	Continuous casting, cold rolling	Construction/industrial, foilstock foil, finstock
Ulsan, Korea(ii)	Hot rolling, cold rolling, recycling	Can stock, construction/industrial, foilstock, recycled ingot
Yeongju, Korea(iii)	Hot rolling, cold rolling	Can stock, construction/industrial, foilstock

(i)	Ownership of the Bukit Raja plant corresponds to our 58% equity interest in Aluminium Company of Malaysia Berhad.

(ii)	We hold a 68% equity interest in the Ulsan plant.

(iii)	We hold a 68% equity interest in the Yeongju plant.

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

Asia also operates a recycling furnace in Ulsan, Korea for the conversion of customer and third party recycled aluminum, including used beverage cans. Metal from recycled aluminum purchases represented 10% of Asia’s total shipments in 2006.

South America

Location	Plant Processes	Major End-Use Markets/Applications

Pindamonhangaba, Brazil	Hot rolling, cold rolling, recycling	Construction/industrial, can stock, foilstock, recycled ingot, foundry ingot, forge stock
Utinga, Brazil	Finishing	Foil
Ouro Preto, Brazil	Alumina refining, Smelting	Primary aluminum (sheet ingot and billets)
Aratu, Brazil	Smelting	Primary aluminum (sheet ingot and billets)
Petrocoque, Brazil(i)	Refining calcined coke	Carbon products for smelter anodes

(i)	In November 2006, we sold our interest in our calcined coke manufacturing facility in Petrocoque, and transferred our rights to develop a power generation facility at Cacu and Barra dos Coqueiros, both located in Brazil.

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

Total production capacity at our primary metal facilities in Ouro Preto and Aratu, Brazil was 111kt in 2006.

We conduct bauxite mining, alumina refining, primary aluminum smelting and hydro-electric power generation operations at our Ouro Preto, Brazil facility. Our owned power generation supplied approximately 25% of our smelter needs. In the Ouro Preto region, we own the mining rights to approximately 6.0 million tonnes of bauxite reserves. There are additional reserves in the Cataguases and Carangola regions sufficient to meet our requirements in the foreseeable future.

We also conduct primary aluminum smelting operations at our Aratu facility in Candeias, Brazil.

Item 3.	Legal Proceedings

In connection with our spin-off from Alcan, we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Alcan for claims successfully brought against Alcan or for the defense of, or defend, legal actions that arise from time to time in the normal course of our rolled products business including commercial and contract disputes, employee-related claims and tax disputes (including several disputes with Brazil’s Ministry of Treasury regarding various forms of taxes and social security contributions). In addition to these assumed liabilities and contingencies, we may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity. The following describes certain environmental matters relating to our business, including those for which we assumed liability as a result of our spin-off from Alcan. None of the environmental matters include government sanctions of $100,000 or more.

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

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of December 31, 2006 will be approximately $50 million. Management has reviewed the environmental matters that we have previously reported for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

Oswego North Ponds.  As previously disclosed, Oswego North Ponds is currently our largest known single environmental loss contingency. In the late 1960s and early 1970s, Novelis Corporation (a wholly-owned subsidiary of ours and formerly known as Alcan Aluminum Corporation, or Alcancorp) in Oswego, New York used an oil containing polychlorinated biphenyls (PCBs) in its re-melt operations. At the time, Novelis Corporation utilized a once-through cooling water system that discharged through a series of constructed ponds and wetlands, collectively referred to as the North Ponds. In the early 1980s, low levels of PCBs were detected in the cooling water system discharge and Novelis Corporation performed several subsequent investigations. The PCB-containing hydraulic oil, Pydraul, which was eliminated from use by Novelis Corporation in the early 1970s, was identified as the source of contamination. In the mid-1980s, the Oswego North Ponds site was classified as an “inactive hazardous waste disposal site” and added to the New York State Registry. Novelis Corporation ceased discharge through the North Ponds in mid-2002.

In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is in the range of $12 million to $26 million. Based upon the report and other factors, we accrued $19 million as our estimated cost, which is included in the total liability for undiscounted remaining clean-up costs of $50 million described above. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and a Consent Order for implementation of the remediation plan was executed by NYSDEC and Novelis Corporation, effective January 1, 2007. We believe that our estimate of $19 million is reasonable, and that the remediation plan will be designed and implemented in 2007 or 2008.

Other Legal Proceedings

Reynolds Boat Case.  As previously disclosed, we and Alcan were defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB. Plaintiffs were Reynolds Metals Company, Alcoa, Inc. and National Union Fire Insurance Company of Pittsburgh PA. The case was tried before a jury beginning on May 1, 2006 under implied warranty theories, based on allegations that from 1998 to 2001 we and Alcan sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. The jury reached a verdict on May 22, 2006 against us and Alcan for approximately $60 million, and the court later awarded Reynolds and Alcoa approximately $16 million in prejudgment interest and court costs.

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have until April 20, 2007 to complete their review, unless that review time is extended by mutual agreement. In the third quarter of 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005, we recognized a liability for the full amount of the settlement, included in Accrued expenses and other current liabilities on our consolidated balance sheet of $71 million, with a corresponding charge against earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets on our consolidated balance sheet of $31 million, with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we only recognized an insurance receivable to the extent that coverage was not in dispute. We recognized a net charge of $40 million during the fourth quarter of 2005.

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the third quarter of 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by certain of our insurance carriers, who have yet to complete their review as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our consolidated balance sheet as of December 31, 2006.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2006 annual meeting of shareholders was held on October 26, 2006. At the annual meeting, our shareholders voted on:

•	the election of thirteen directors;

•	the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2006, and to authorize the directors to fix the independent registered public accounting firm’s remuneration; and

•	the approval of the Novelis Inc. 2006 Incentive Plan.

The results for the election of directors were as follows:

Director	Votes For	Votes Withheld

Edward A. Blechschmidt	57,624,314	2,098,934
Charles G. Cavell	57,572,191	2,151,057
Clarence J. Chandran	57,585,226	2,138,022
C. Roberto Cordaro	57,590,222	2,133,026
Helmut Eschwey	57,570,297	2,152,951
David J. FitzPatrick	57,678,558	2,044,690
Suzanne Labarge	57,661,747	2,061,501
William T. Monahan	57,671,067	2,052,181
Rudolf Rupprecht	57,669,944	2,053,304
Kevin M. Twomey	57,670,431	2,052,817
John D. Watson	57,676,579	2,046,669
Edward V. Yang	57,596,786	2,126,462

The results for the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2006, and to authorize the directors to fix the independent registered public accounting firm’s remuneration, were as follows:

Votes For	Votes Withheld

57,530,288	2,160,416

The results for the approval of the Novelis Inc. 2006 Incentive Plan were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

36,983,161	5,981,172	1,237,646	15,521,269

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed on the Toronto Stock Exchange and the New York Stock Exchange under the symbol “NVL”. Our common shares began trading on a “when-issued” basis on the Toronto Stock Exchange on January 6, 2005 and on a “regular way” basis on January 7, 2005. The following tables set forth the intra-day high and low sales prices of our common shares as reported by the Toronto Stock Exchange for the periods indicated (beginning January 6, 2005).

2006	High		Low

First Quarter	$	CAN 24.67	$	CAN 20.12
Second Quarter	$	CAN 27.78	$	CAN 22.08
Third Quarter	$	CAN 28.77	$	CAN 20.60
Fourth Quarter	$	CAN 32.80	$	CAN 25.63

2005	High		Low

First Quarter (beginning January 6, 2005)	$	CAN 34.00	$	CAN 25.00
Second Quarter	$	CAN 31.38	$	CAN 26.00
Third Quarter	$	CAN 34.88	$	CAN 24.84
Fourth Quarter	$	CAN 25.30	$	CAN 18.57

Our common shares began trading on a “when-issued” basis on the New York Stock Exchange on January 6, 2005 and on a “regular way” basis on January 19, 2005. The following tables set forth the intra-day high and low sales prices of our common shares as reported by the New York Stock Exchange for the periods indicated (beginning January 6, 2005).

2006	High	Low

First Quarter	$21.13	$17.89
Second Quarter	$24.74	$20.07
Third Quarter	$25.77	$18.60
Fourth Quarter	$28.45	$22.48

2005	High	Low

First Quarter (beginning January 6, 2005)	$26.45	$20.75
Second Quarter	$25.68	$21.08
Third Quarter	$28.78	$21.12
Fourth Quarter	$21.55	$15.70

Company Performance

The following graph and tables show a comparison of cumulative total returns, annual return percentages and indexed returns for Novelis Inc. and the S&P Industrial Composite Index from January 6, 2005 to December 31, 2006. The graph and tables assume an initial investment of $100 on January 6, 2005 and the reinvestment of dividends. Past performance is not an indicator of future results.

COMPARISON OF CUMULATIVE TOTAL RETURNS

ANNUAL RETURN PERCENTAGE

	Year Ended
Company/Index	12/31/2005	12/31/2006

Novelis Inc.	(13.21)	34.56
S&P Industrial Composite Index	6.31	14.78

INDEXED RETURNS

	Base
	Period	Year Ended
Company/Index	1/6/2005	12/31/2005	12/31/2006

Novelis Inc.	100	86.79	116.78
S&P Industrial Composite Index	100	106.31	122.02

Trading Price and Volume

Shown below are the high and low prices and volume of shares traded for our common shares on the Toronto Stock Exchange during 2006.

			Volume of
Month	High	Low	Shares Traded
			(in thousands)

January	$24.25	$20.75	5,292
February	$22.77	$20.12	3,662
March	$24.10	$20.55	4,179
April	$27.78	$23.58	3,666
May	$27.45	$22.85	4,847
June	$24.70	$22.08	3,284
July	$23.98	$22.00	2,142
August	$24.20	$20.60	3,417
September	$28.77	$23.00	4,787
October	$29.50	$25.63	8,170
November	$31.42	$27.51	5,346
December	$32.80	$29.81	2,695

Shown below are the high and low prices and volume of shares traded for our common shares on the New York Stock Exchange during 2006.

			Volume of
Month	High	Low	Shares Traded
			(in thousands)

January	$21.13	$18.91	4,819
February	$19.89	$17.89	3,937
March	$20.65	$18.12	5,553
April	$24.71	$20.31	10,245
May	$24.66	$20.32	13,445
June	$22.40	$20.07	8,508
July	$21.88	$19.47	5,045
August	$21.53	$18.60	13,586
September	$25.77	$20.82	15,654
October	$26.16	$22.48	12,419
November	$27.43	$24.37	9,056
December	$28.45	$25.80	6,406

Holders

As of January 31, 2007, there were 9,648 holders of record of our common shares.

Dividends

On March 1, 2005, our board of directors approved the first quarterly dividend payment on our common shares. Since then, our board of directors declared the following dividends during 2005 and 2006:

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

Future dividends are at the discretion of our board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness and other relevant factors. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends and Note 10 — Long-Term Debt to our consolidated and combined financial statements included in this Annual Report on Form 10-K for additional information about restrictions on dividends.

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

You should read the following selected consolidated and combined financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements.

The data presented below is derived from our consolidated statement of operations for the year ended December 31, 2006, our consolidated and combined statements of operations for each of the two years in the period ended December 31, 2005, and our consolidated balance sheets as of December 31, 2006 and 2005, all of which are included elsewhere in this Annual Report on Form 10-K, along with:

•	our combined statements of operations for the years ended December 31, 2003 and 2002; and

•	our combined balance sheets as of December 31, 2004, 2003 and 2002, none of which are included in this Annual Report on Form 10-K, and which were prepared using historical financial information based on Alcan’s accounting records.

The consolidated financial statements as of and for the year ended December 31, 2006 include the financial position and results of Novelis Inc. as a stand-alone entity.

The consolidated and combined financial statements for the year ended December 31, 2005 include the results for the period from January 1 to January 5, 2005 prior to our spin-off from Alcan, in addition to the results for the period from January 6 to December 31, 2005. The combined financial results for the period from January 1 to January 5, 2005 present our operations on a carve-out accounting basis. The consolidated balance sheets as of December 31, 2006 and 2005 and the consolidated results for the period from January 6 (the date of the spin-off from Alcan) to December 31, 2005 present our financial position, results of operations and cash flows as a stand-alone entity.

All income earned and cash flows generated by us as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to us and are included in our consolidated and combined results for the year ended December 31, 2005, with the exception of losses of $43 million ($29 million net of tax) arising from the change in fair market value of derivative contracts, primarily with Alcan. These mark-to-market losses for the period from January 1 to January 5, 2005 were recorded in the consolidated and combined statement of operations for the year ended December 31, 2005 and are recognized as a decrease in Owner’s net investment.

Our historical combined financial statements for the years ended December 31, 2004, 2003 and 2002 have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us. Management believes the assumptions underlying the historical combined financial statements are reasonable. However, the historical combined financial statements included herein may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the historical combined financial statements, includes the accumulated earnings of the businesses as well as cash transfers related to cash management functions performed by Alcan.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in millions, except per share data)

Net sales	$9,849	$8,363	$7,755	$6,221	$5,893
Net income (loss)	(275)	90	55	157	(9)
Total assets	5,792	5,476	5,954	6,316	4,558
Long-term debt (including current portion)	2,302	2,603	2,737	1,659	623
Other debt	133	27	541	964	366
Cash and cash equivalents	73	100	31	27	31
Shareholders’/invested equity	195	433	555	1,974	2,181
Earnings (loss) per share:
Basic:
Income (loss) before cumulative effect of accounting change	$(3.71)	$1.29	$0.74	$2.12	$1.01
Cumulative effect of accounting change — net of tax	—	(0.08)	—	—	(1.13)

Net income (loss) per share — basic	$(3.71)	$1.21	$0.74	$2.12	$(0.12)

Diluted:
Income (loss) before cumulative effect of accounting change	$(3.71)	$1.29	$0.74	$2.11	$1.00
Cumulative effect of accounting change — net of tax	—	(0.08)	—	—	(1.13)

Net income (loss) per share — diluted	$(3.71)	$1.21	$0.74	$2.11	$(0.13)

Dividends per common share	$0.20	$0.36	$—	$—	$—

As a result of our adoption of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations as of December 31, 2005, we identified conditional asset retirement obligations primarily related to environmental contamination of equipment and buildings at certain of our plants and administrative sites. Upon adoption, we recognized assets of $6 million with offsetting accumulated depreciation of $4 million, and an asset retirement obligation of $11 million. We also recognized a charge in 2005 of $9 million ($6 million after tax), which is classified as a Cumulative effect of accounting change — net of tax in the accompanying statement of operations.

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

On January 1, 2002, we adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.  Under this statement, goodwill and other intangible assets with an indefinite life are no longer amortized but are carried at the lower of their carrying value or fair value and are tested for impairment on an annual basis. An impairment of $84 million was identified in the goodwill balance as of January 1, 2002, and was charged against income as a cumulative effect of accounting change in 2002 upon adoption of the new accounting statement.

We implemented restructuring programs that included certain businesses we acquired from Alcan in the spin-off transaction. Restructuring charges related to those programs and impairment charges on long-lived assets, included in our results of operations for the years presented are as follows (in millions).

	Year Ended December 31,
	2006	2005	2004	2003	2002

Restructuring charges	$19	$10	$20	$8	$7
Impairment charges on long-lived assets	—	7	75	4	18

Total	$19	$17	$95	$12	$25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to, and should be read in conjunction with, our consolidated and combined financial statements and the accompanying notes contained in this Annual Report on Form 10-K for a more complete understanding of our financial condition and results of operations. The MD&A includes the following sections:

•	General;

•	Highlights;

•	Our Business:

•	Potential Acquisition of our Company

•	Business Model and Key Concepts;

•	Challenges;

•	Key Trends and Business Outlook; and

•	Spin-off from Alcan, Inc. (Alcan) (our former parent, a Canadian public company traded on the Toronto Stock Exchange (TSX) under the symbol AL);

•	Operations and Segment Review — an analysis of our consolidated and combined results of operations, on both a consolidated and segment basis for the three years presented in our financial statements;

•	Liquidity and Capital Resources — an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources;

•	Off-Balance Sheet Arrangements — a discussion of such commitments and arrangements;

•	Contractual Obligations — a summary of our aggregate contractual obligations;

•	Dividends — our dividend history;

•	Environment, Health and Safety — our mission and commitment to environment, health and safety management;

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require significant judgments and estimates; and

•	Recent Accounting Standards — a summary and discussion of our plans for the adoption of new accounting standards relevant to us.

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

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the construction and industrial, beverage and food cans, foil products and transportation markets. As of December 31, 2006, we had operations on four continents: North America; South America; Asia; and Europe, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

HIGHLIGHTS

Significant highlights, events and factors impacting our business during 2006 and 2005 are presented briefly below. Each is discussed in further detail throughout MD&A.

•	Shipments and selected financial information are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In kilotonnes(A))

Shipments:
Rolled products	2,960	2,873	2,785
Ingot products(B)	163	214	234

Total shipments	3,123	3,087	3,019

	($ In millions)
Net Sales	$9,849	$8,363	$7,755
Net Income (Loss)	(275)	90	55
Total Debt Reduction(C)	195	321	N/A

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Ingot products shipments include primary ingot in Brazil, foundry products sold in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum sales.

(C)	Total Debt Reduction for the year ended December 31, 2006 is measured comparing the year-end amounts of our total outstanding debt as shown in our consolidated balance sheets, and for the year ended December 31, 2005, it is measured as the reduction from our total debt of $2.951 billion as of January 6, 2005, the date of our spin-off from Alcan.

•	Rolled products shipments increased in 2006 primarily due to increased shipments in the can market in North and South America and Europe as well as increased shipments of hot and cold rolled intermediate products in Europe. Ingot product shipments declined during this same time due to the closure of our Borgofranco, Italy facility and lower re-melt shipments in Europe. The 2005 increase in shipments is also explained by higher shipments in the can markets in North America, South America and Europe while Asia experienced increased shipments of foil, can and industrial products. Ingot product shipments declined during this time due to lower sales of primary ingot in Europe.

•	London Metal Exchange (LME) pricing for aluminum (metal) was an average of 35% higher during the year ended December 31, 2006 than in 2005 and 10% higher in 2005 than 2004.

•	Net sales for the years ended December 31, 2006 and 2005 increased from the prior years primarily due to the rise in LME prices and increased shipments. However, the benefit of higher LME prices was limited by metal price ceilings in sales contracts representing approximately 20% of our shipments in 2006 and 2005. These metal price ceilings prevent us from passing metal price increases above a specified level through to certain customers. In 2006 and 2005, we were unable to pass through approximately $475 million and $75 million, respectively, of metal price increases associated with sales under these contracts. The metal price ceilings are described in more detail below.

•	Despite a challenging metal price environment, we have reduced total debt by over $500 million since our inception. We were able to accomplish this as a result of (1) reductions in working capital, (2) gains on the settlement of derivative instruments purchased to offset the exposure to higher metal prices, (3) disciplined capital expenditures and (4) the sale of non-core assets.

•	During the years ended December 31, 2006 and 2005, we recognized pre-tax gains of $63 million and $269 million, respectively, related to the change in fair value of derivative instruments. These amounts are included in Other (income) expenses — net. For segment reporting purposes, Regional Income includes approximately $248 million and $84 million of cash-settled derivative gains for these same time periods, respectively.

•	We restated our consolidated and combined financial statements for our quarters ended March 31, 2005 and June 30, 2005 and delayed the filing of our Quarterly Reports on Form 10-Q for the periods ended September 30, 2005, March 31, 2006 and June 30, 2006, and our Annual Report on Form 10-K for the year ended December 31, 2005. As a result of our restatement and review process, delayed filings and continued reliance on third party consultants, we incurred higher corporate costs and interest expense in 2006 than in 2005. For the year ended December 31, 2006, these expenses approximated $47 million. We completed the offer to exchange new 7.25% senior unsecured debt securities due 2015 (Senior Notes) for our old 7.25% senior notes due 2015 (old notes) on January 4, 2007. As a result, we are no longer incurring penalty interest on our Notes as of January 5, 2007. However, we may continue to incur higher consulting costs until our accounting and finance functions are permanently staffed.

OUR BUSINESS

Potential Acquisition of our Company

On February 10, 2007, Novelis Inc., Hindalco Industries Limited (Hindalco) and AV Aluminum Inc., an indirect subsidiary of Hindalco (Acquisition Sub), entered into an Arrangement Agreement (the Arrangement Agreement). Under the Arrangement Agreement, Acquisition Sub will acquire all of the issued and outstanding common shares of Novelis for cash at a per share price of $44.93, without interest (the Purchase Price), to be implemented by way of a court-approved plan of arrangement (the Arrangement).

Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, each common share of Novelis issued and outstanding immediately prior to the effective time (other than common shares held by (i) Hindalco or Acquisition Sub or any of their affiliates or (ii) any shareholders who properly exercise dissent rights under the Canada Business Corporations Act) will be automatically converted into the right to receive the Purchase Price. The acquisition of Novelis is an all-cash transaction which values Novelis at approximately $6 billion, including approximately $2.4 billion of debt. The transaction is not subject to a financing condition.

The consummation of the Arrangement, which is expected to occur by the end of the second quarter of 2007, is subject to various customary conditions, including Novelis shareholder approval and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and similar antitrust laws in Canada and the European Union.

The Arrangement Agreement contains customary representations and warranties between Novelis and Hindalco and Acquisition Sub. The Arrangement Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Novelis’ business between the date of the signing of the Arrangement Agreement and the closing of the Arrangement, (b) solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Arrangement to be completed. Additionally, the Arrangement Agreement requires Novelis to use its reasonable best efforts to call and hold a meeting of its shareholders to approve the Arrangement.

The Arrangement Agreement contains certain termination rights and provides that, upon or following the termination of the Arrangement Agreement, under specified circumstances involving a competing acquisition proposal, Novelis may be required to pay Acquisition Sub a termination fee of $100 million or, in certain circumstances, to reimburse costs and expenses of Hindalco and its affiliates, to a maximum of $15 million.

In connection with this process, Novelis has incurred or will incur fees and expenses, including a termination fee with an unsuccessful bidder. Certain fees approximating $35 million are not contingent upon closing and will be paid out over the first and second quarters of 2007.

Business Model and Key Concepts

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

Metal Price Ceilings

Sales contracts representing approximately 20% of our total 2006 annual shipments provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts, and this negatively impacts our margins when the metal price is above the ceiling price. During the years ended December 31, 2006 and 2005 we were unable to pass through approximately $475 million and $75 million, respectively, of metal price increases associated with sales under theses contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time), and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments.

The contracts with metal price ceilings expire at varying times and our estimated remaining exposure approximates 10% of estimated shipments in 2007. Based on a December 31, 2006 aluminum price of $2,850 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $295 — $335 million in 2007 and $485 — $550 million in the aggregate thereafter. Under these scenarios, and ignoring working capital timing, we expect that cash flows from operations will be impacted negatively by these same amounts, offset partially by reduced income taxes.

Metal Price Lag

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference in the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices our earnings benefit from this timing difference while the opposite is true in periods of declining prices. We refer to this timing difference as metal price lag. Compared to the prior year, during the years ended December 31, 2006 and 2005 we have benefited from metal price lag by approximately $46 million and $27 million, respectively.

Generally, and in the short-term, metal price lag impacts cash flows negatively in periods of rising metal prices due primarily to inventory processing time, while the opposite is true in periods of declining prices.

In Europe, certain of our sales contracts contain fixed metal prices for periods of time such as four to thirty-six months. In some cases, this can result in a negative (positive) impact on sales as metal prices increase (decrease) because the prices are fixed at historical levels. The positive or negative impact on sales under these contracts has been included in the metal price lag effect quantified above, without regard to fixed forward instruments purchased to offset this risk as described below.

Risk Mitigation

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. We refer to these two sources as our internal hedges. While we believe that our primary aluminum production continues to provide the expected benefits during this sustained period of high LME prices, the recycling operations are providing less internal hedge benefit than they have historically. LME metal prices and other market issues have resulted in higher than expected prices of UBCs thus compressing the internal hedge benefit we receive from UBCs.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options and/or synthetic call options on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September of 2006, we began purchasing both fixed forward derivative instruments and put options, thereby creating synthetic call options, to hedge our exposure to further metal price increases in 2007. We have not entered into any synthetic call options beyond 2007.

During the third quarter of 2006, we began selling short-term LME forward contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag. In Europe, we enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments purchased to offset this risk. The net sales and Regional Income impacts are described more fully in the Operations and Segment Review for our Europe operating segment.

For accounting purposes, we do not treat all derivative instruments as hedges under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  In those cases, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further earnings volatility as a result. In the accompanying consolidated and combined statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

Challenges

We face many challenges in our business and industry, but we believe that the following are the most significant.

First, we have not fully covered our exposure relative to the metal price ceilings with the three hedging strategies described above. This is primarily a result of (i) not being able to purchase affordable call options with strike prices that directly coincide with the metal price ceilings, and (ii) our recycling operations are providing less internal hedge benefit than we previously expected, as the spread between UBC prices and LME prices has compressed.

Second, we are concerned about further strengthening of the Brazilian real, which strengthened 10% and 17% against the U.S. dollar in 2006 and 2005, respectively. In Brazil, where we have predominantly U.S. dollar selling prices and local currency operating costs, we benefit as the Brazilian real weakens, but are adversely affected as it strengthens. In 2006, we began hedging this risk with derivative instruments in the short-term, but we are still exposed to long-term fluctuations in the Brazilian real.

Third, energy prices have increased substantially in the recent past and rising energy costs worldwide expose us to reduced operating profits as changes cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements. Energy prices are impacted by several factors, including the volatility of supply and geopolitical events, both of which have created uncertainty in the oil, natural gas and electricity markets, which drive the majority of our manufacturing and transportation energy costs. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

A portion of our electricity requirements is purchased pursuant to long-term contracts in the local regions in which we operate, and a number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we have our own hydroelectric facilities that meet approximately

25% of that region’s total electricity requirements, and in North America we have an existing long-term contract for certain electricity costs at fixed rates. As of December 31, 2006, we have a nominal amount of forward purchases outstanding relating to natural gas. While these arrangements help to minimize the impact of near-term energy price increases we have not fully mitigated our exposure to rising energy prices on a global basis.

Finally, the financial restatement and review that we commenced in the fourth quarter of 2005 and completed in May 2006 identified the need for substantial improvement in our financial control personnel, processes and reporting. In order to improve our disclosure controls and procedures, remediate material weaknesses in our internal control over financial reporting and ensure that we are able to timely prepare our financial statements and SEC reports, we have implemented significant process improvements and added to our permanent financial and accounting staff. We continue to rely on third party consultants for certain assistance such as the preparation and review of our provision for income taxes, consolidation and other financial reporting matters. We expect to continue to hire additional full-time personnel as well as invest in a new consolidation software package in 2007, which will assist us in preparing accurate and complete financial statements more efficiently.

Key Trends and Business Outlook

The use of aluminum continues to increase in the markets we serve. The principal drivers of this increase include, among others, improving per capita gross domestic product in the regions where we operate, increases in disposable income, and increases in the use of aluminum due, in part, to a focus on lightweight products for better fuel economy, compliance with regulatory requirements and cost-effective benefits of recycling. In addition, global demand has been further fueled by growth in China and emerging markets.

In the recent past, we have observed a structural shift in aluminum prices, which have risen to unprecedented, sustained levels and reacted suddenly upward and downward based on market events. Before this recent rise in prices, the long-term historical average price for aluminum was approximately $1,500 per tonne. We do not try to predict aluminum prices, but market consensus indicates that it is unlikely that they will return to this level in the short-term. In the long-term, we use the LME forward curve model as a reasonable approximation of what aluminum prices may be in the future; however, the LME is a marketplace and there can be considerable deviation of actual prices from forward prices. As we migrate away from the contracts with metal price ceilings and toward a pure conversion model, the price of aluminum should not influence our bottom-line results in the long-run, other than its effect on ultimate customer demand, although there are short-term implications of sudden increases or decreases in price as a result of our internal processing time.

As described above in Metal Price Ceilings, we have successfully reduced our exposure to contracts with price ceilings to approximately 10% of estimated shipments in 2007. However, to the extent that metal prices stay at current levels we expect that operating margins and cash flows from operations will be negatively impacted by the amount of metal purchase price that we are unable to pass through to our customers. Based on a December 31, 2006 aluminum price of $2,850 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $295 — $335 million in 2007 and $485 — $550 million in the aggregate thereafter. Under these scenarios, and ignoring working capital timing, we expect that cash flows from operations will be impacted negatively by these same amounts, offset partially by reduced income taxes. For 2007, we have partially mitigated this impact by purchasing fixed forward contracts priced at $2,500 per tonne. At a market price of $2,850 per tonne we would expect to generate positive cash flows of approximately $15 million from these derivative instruments, which would increase cash flows from investing activities. While we have not entered into any fixed forward derivative contracts beyond 2007, we are partially protected against further increases in metal prices due to our smelting operations in South America and global recycling operations.

For the year ended December 31, 2006, we incurred a net loss of $275 million due primarily to the impact of the metal price ceilings and as a result of our restatement and review process, delayed filings and reliance on third party consultants, which caused us to incur higher than normal corporate costs and interest expense. We believe that our operating results will improve in 2007 primarily because (1) we have reduced our exposure to metal price ceilings as described above, (2) we are no longer incurring penalty interest on our Notes and (3) we have considerably reduced our third party consultant costs incurred as a result of the restatement and review process.

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

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters. On November 8, 2006, Alcan and we executed a settlement agreement resolving the working capital and cash balance adjustments to the opening balance sheet and issues relating to the transfer of U.S. pension assets and liabilities from Alcan to Novelis. Excluding pension assets and liability transfers, the net impact of the settlement was a payment to Novelis of $5 million. The pension asset and liability transfer resulted in Novelis assuming approximately $50 million in accrued pension costs. We also contributed $7 million to an Alcan sponsored plan in the U.K. from which we exited. Additionally, we recorded non-cash adjustments related to our opening balance sheet of $5 million. The net impact of recording all of the aforementioned items was a $57 million ($38 million net of tax) reduction to Additional paid-in capital during the fourth quarter of 2006.

We have yet to transition the pension plan assets and liabilities from Alcan for two pension plans for those employees who elected to transfer their past service to Novelis, one in Canada and one in the U.K. We expect this transfer will take place during the first quarter of 2007, and we expect that the plan assets transferred will approximate the liabilities assumed. To the extent that they are different, we will record an adjustment to Additional paid-in capital as a post-transaction adjustment.

Agreements between Novelis and Alcan

At the spin-off, we entered into various agreements with Alcan including the use of transitional and technical services, the supply from Alcan of metal and alumina, the licensing of certain of Alcan’s patents, trademarks and other intellectual property rights, and the use of certain buildings, machinery and equipment, technology and employees at certain facilities retained by Alcan, but required in our business. The terms and conditions of the agreements were determined primarily by Alcan and may not reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. See Item 1. Business in this Annual Report on Form 10-K.

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

OPERATIONS AND SEGMENT REVIEW

The following discussion and analysis is based on our consolidated and combined statements of operations, which reflect our results of operations for the years ended December 31, 2006, 2005 and 2004, as prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

The following tables present our shipments, our results of operations and prices for aluminum, oil and natural gas prices and key currency exchange rates for the three years ended December 31, 2006, 2005 and 2004, as well as the percentage changes from year to year.

				Percent Change
				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004
	(Shipments in kilotonnes)

Shipments
Rolled products, including tolling (the conversion of customer-owned metal)	2,960	2,873	2,785	3%	3%
Ingot products, including primary and secondary ingot and recyclable aluminum	163	214	234	(24)%	(9)%

Total shipments	3,123	3,087	3,019	1%	2%

				Percent Change
				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004
	($ in millions)

Results of Operations
Net sales	$9,849	$8,363	$7,755	18%	8%
Cost and expenses
Cost of goods sold (exclusive of depreciation and amortization)	9,317	7,570	6,856	23%	10%
Selling, general and administrative expenses	410	352	289	16%	22%
Litigation settlement — net of insurance recoveries	—	40	—	(100)%	—%
Depreciation and amortization	233	230	246	1%	(7)%
Research and development expenses	40	41	58	(2)%	(29)%
Restructuring charges — net	19	10	20	90%	(50)%
Impairment charges on long-lived assets	—	7	75	(100)%	(91)%
Interest expense and amortization of debt issuance costs — net	206	194	48	6%	304%
Equity in net income of non-consolidated affiliates	(16)	(6)	(6)	167%	—%
Other income — net	(82)	(299)	(62)	(73)%	382%

	10,127	8,139	7,524	24%	8%

Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change	(278)	224	231	(224)%	(3)%
Provision (benefit) for taxes on income (loss)	(4)	107	166	(104)%	(36)%

Income (loss) before minority interests’ share and cumulative effect of accounting change	(274)	117	65	(334)%	80%
Less: Minority interests share	(1)	(21)	(10)	(95)%	110%

Net income (loss) before cumulative effect of accounting change	(275)	96	55	(386)%	75%
Cumulative effect of accounting change — net of tax	—	(6)	—	100%	—%

Net income (loss)	$(275)	$90	$55	(406)%	64%

				Percent Change
				2006	2005
				versus	versus
	2006	2005	2004	2005	2004

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars)
Closing cash price as of December 31,	$2,850	$2,285	$1,964	25%	16%
Average cash price during the year ended December 31,	$2,567	$1,897	$1,717	35%	10%

				Dollar Strengthen / (Weaken)
				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per Euro	1.266	1.240	1.248	(2)%	1%
Brazilian real per U.S. dollar	2.164	2.407	2.915	(10)%	(17)%
South Korean won per U.S. dollar	950	1,023	1,139	(7)%	(10)%
Canadian dollar per U.S. dollar	1.131	1.209	1.298	(6)%	(7)%

				Percent Change
				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004

New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude — Average settlement price (per barrel)	$65.28	$50.03	$37.41	30%	34%
Natural Gas — Average Henry Hub contract settlement price (per MMBTU)(A)	$7.23	$8.62	$6.14	(16)%	40%

(A)	One MMBTU is the equivalent of one decatherm, or one million British Thermal Units (BTUs).

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006
COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Shipments

Rolled products shipments increased in 2006 primarily due to increased shipments in the can market in North America, South America and Europe, as well as increased shipments of hot and cold rolled intermediate products in Europe. Ingot product shipments declined during this same time due to the closure of our Borgofranco facility and lower re-melt shipments in Europe.

Net sales

Higher net sales in the year ended December 31, 2006 compared to 2005 resulted primarily from the increase in LME metal pricing, which was 35% higher on average during 2006 than 2005. Metal represents approximately 60% — 70% of the sales value of our products. Net sales for 2006 was adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $475 million of metal price increases. During 2005, we were unable to pass through approximately $75 million of metal price increases, for a net unfavorable comparable impact of approximately $400 million.

Costs and expenses

The following table presents our costs and expenses for the years ended December 31, 2006 and 2005, in dollars and expressed as percentages of net sales.

	Year Ended December 31,
	2006		2005
	$ in	% of	$ in	% of
	millions	net sales	millions	net sales

Cost of goods sold (exclusive of depreciation and amortization)	$9,317	94.6%	$7,570	90.5%
Selling, general and administrative expenses	410	4.1%	352	4.2%
Litigation settlement — net of insurance recoveries	—	—	40	0.5%
Depreciation and amortization	233	2.4%	230	2.8%
Research and development expenses	40	0.4%	41	0.5%
Restructuring charges — net	19	0.2%	10	0.1%
Impairment charges on long-lived assets	—	—	7	0.1%
Interest expense and amortization of debt issuance costs — net	206	2.1%	194	2.3%
Equity in net income of non-consolidated affiliates	(16)	(0.2)%	(6)	(0.1)%
Other income — net	(82)	(0.8)%	(299)	(3.6)%

	$10,127	102.8%	$8,139	97.3%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in dollar terms is primarily due to the impact of higher LME prices. As a percentage of net sales, cost of goods sold for 2006 was adversely impacted due to metal price ceilings on certain can contracts, which limited our ability to pass through approximately $475 million of metal price increases as described above. During 2005, we were unable to pass through approximately $75 million of metal price increases. Further, we experienced adverse impacts from higher energy and transportation costs in all regions and unfavorable exchange rate impacts, most notably in South America.

Selling, general and administrative expenses (SG&A).  SG&A increased in 2006 primarily because corporate costs increased $49 million, from $78 million in 2005 to $127 million in 2006. Higher corporate costs were driven by (1) an incremental $23 million of consulting, legal, audit and other professional fees incurred in connection with the restatement and review process, delayed filings and as a result of our continued reliance on third party consultants to support our financial reporting requirements, (2) approximately $10 million of severance associated with certain corporate executives, (3) $11 million of incremental stock compensation primarily associated with changes in fair values of previously issued share-based awards that are settled in cash and the option plan amendment approved during the fourth quarter, as described in Note 14 — Share-Based Compensation to our consolidated and combined financial statements included in this Annual Report on Form 10-K and (4) generally higher employee costs as a result of additional permanent hires made since our inception.

Litigation settlement — net of insurance recoveries.  We recorded a $40 million pre-tax charge in 2005 in connection with the Reynolds Boat Case as described in Note 20 — Commitments and Contingencies to our consolidated and combined financial statements included in this Annual Report on Form 10-K.

Restructuring charges — net.  During 2006, we announced several restructuring programs related to our central management and administration offices in Zurich, Switzerland; our Neuhausen research and development center in Switzerland; our Goettingen facility in Germany; and the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closing of two non-core business lines located within those facilities. Additionally, during 2006, we continued to incur costs relating to the shutdown of our Borgofranco facility in Italy. We incurred aggregate restructuring charges of approximately $16 million in 2006 in connection with these programs. Restructuring charges in 2005 were substantially attributable to provisions we made in the fourth quarter after announcing our intent to close our Borgofranco foundry alloys business. See Note 3 — Restructuring Programs to our consolidated and combined financial statements included in this Annual Report on Form 10-K for more information.

Impairment of long-lived assets.  During 2005 we incurred a $5 million write-down on the value of the property, plant and equipment at the Borgofranco foundry alloys business. See Note 6 — Property, Plant and Equipment to our consolidated and combined financial statements included in this Annual Report on form 10-K for more information.

Interest expense and amortization of debt issuance costs — net.  In 2005, we expensed $11 million in debt issuance fees on undrawn credit facilities during our first quarter, used to back up the Alcan notes we received in January 2005 as part of the spin-off. Excluding the debt issuance fees, interest expense increased in 2006 over 2005 primarily as a result of (1) penalty interest we incurred during 2006 due to the late filing of our financial statements and (2) higher interest rates on our remaining variable rate debt, which were partially offset by lower interest expense as a result of reduced debt levels.

Other income — net.  The reconciliation of the difference between the years is shown below (in millions).

Other
Income — Net

Other income — net for the year ended December 31, 2005	$(299)
Gains of $63 million on the change in fair value of derivative instruments in 2006, compared to gains of $269 million in 2005	206
Gains of $6 million on the disposals of fixed assets and businesses and the sale of certain rights and an equity interest in 2006, compared to gains of $17 million in 2005	11
Other — net	—

Other income — net for the year ended December 31, 2006	$(82)

Provision (Benefit) for Taxes on Income (Loss)

For the year ended December 31, 2006, our income tax benefit includes $71 million of increases in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, and $15 million of expense due to pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, collectively referred to as exchange translation items. In 2005, our provision for income taxes includes expense of $23 million related to exchange translation items and a benefit of $10 million associated with out-of-period adjustments. From an effective tax rate perspective, these are the primary explanations why our effective tax provision or benefit differs from that at the Canadian statutory tax rate of 33%.

Net Income (Loss)

We reported a net loss of $275 million for the year ended December 31, 2006, or diluted loss per share of $(3.71), compared to net income of $90 million, or diluted earnings per share of $1.21 for the year ended December 31, 2005. Net income for 2005 included our consolidated net income of $119 million for the period from January 6, 2005 (the effective date of the spin-off) to December 31, 2005, and a combined loss of $29 million on the mark-to-market of derivative instruments, primarily with Alcan, for the period from January 1 to January 5, 2005, prior to the spin-off.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005
COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Shipments

Rolled products shipments were up 3% in 2005 compared to 2004. We had increased shipments of 31kt in Asia due to demand growth. We experienced market share gains in the South American market of 24kt. In Europe, increased shipments into the can (34kt) and lithographic (6kt) markets were partially offset by lower foil shipments (by 17kt) that resulted from the closing of our Flemalle operation in early 2005. Can volumes also increased by 20kt in North America as we captured a higher market share. This combined with higher foil shipments in North America of 7kt offset the 15kt loss of volume we experienced following our decision to exit the semi-fabricated foil market in North America.

Ingot product shipments were down 9% in 2005 compared to 2004, due to 7kt less shipments from our Borgofranco casting alloys business, which resulted from challenging market conditions and our announcement in late 2005 of our intention to close the facility. In addition, we had lower shipments of excess primary re-melt in 2005 compared to 2004.

Net sales

Net sales increased to $8.4 billion in 2005 compared to $7.8 billion in 2004, an increase of $608 million, or 8%. The improvement was primarily the result of an increase in LME metal pricing, which was 10% higher on average during 2005 compared to 2004. Higher shipments also contributed to the rise in net sales. Net sales were adversely impacted in North America due to metal price ceilings on certain can contracts. These contracts limited our ability to pass on approximately $75 million of LME metal price increases to our customers.

Costs and expenses

The following table presents our costs and expenses for the years ended December 31, 2005 and 2004, in dollars and expressed as percentages of net sales.

	Year Ended December 31,
	2005		2004
	$ in	% of	$ in	% of
	millions	net sales	millions	net sales

Cost of goods sold (exclusive of depreciation and amortization)	$7,570	90.5%	$6,856	88.4%
Selling, general and administrative expenses	352	4.2%	289	3.7%
Litigation settlement — net of insurance recoveries	40	0.5%	—	—%
Depreciation and amortization	230	2.8%	246	3.2%
Research and development expenses	41	0.5%	58	0.7%
Restructuring charges — net	10	0.1%	20	0.3%
Impairment charges on long-lived assets	7	0.1%	75	1.0%
Interest expense and amortization of debt issuance costs — net	194	2.3%	48	0.6%
Equity in net income of non-consolidated affiliates	(6)	(0.1)%	(6)	(0.1)%
Other income — net	(299)	(3.6)%	(62)	(0.8)%

	$8,139	97.3%	$7,524	97.0%

Cost of goods sold.  The increase in cost of goods sold, in both total dollars and as a percentage of net sales in 2005 in large part reflected the impact of higher LME prices on metal input costs. During 2005, we were unable to pass through approximately $75 million of metal price increases due to price ceilings on certain can contracts as compared to 2004, which was not significantly impacted by the price ceilings. Further, we experienced adverse impacts from higher energy and transportation costs totaling $51 million in 2005 over 2004 levels. In addition, the strengthening of the Brazilian real, which increases local costs when translated into U.S. dollars, impacted 2005 results by $28 million compared to 2004.

Selling, general and administrative expenses (SG&A).  SG&A increased from $289 million in 2004 to $352 million in 2005, or 22%. Corporate costs were higher by approximately $23 million as a result of the incremental costs of being a stand-alone public company and establishing new corporate headquarters in Atlanta. In addition, we began to incur higher third party consulting and audit costs as a result of the restatement and review process. The weakening U.S. dollar against other currencies also contributed to higher SG&A in 2005 than 2004. These cost increases were partially offset by lower SG&A costs in Europe resulting from our closing two administration centers in 2005. In 2004, SG&A included a benefit of $10 million in South America that arose from changing from a defined benefit plan to a defined contribution plan.

Litigation settlement — net of insurance recoveries.  Relates to the $40 million pre-tax charge we incurred in 2005 in connection with the Reynolds Boat Case as described in Note 20 — Commitments and Contingencies to our consolidated and combined financial statements.

Depreciation and amortization.  Depreciation and amortization for 2005 was $16 million less than 2004, as we closed two of our plants in Europe and had taken a $65 million asset impairment charge in December 2004 on our property, plant and equipment in Italy.

Research and development expenses.  Research and development expenses were $41 million in 2005, an amount we consider to be within the range of our expected normal annual expenditures. For 2004, research and development expenses allocated to us in the carve out accounting by Alcan included both specific costs related to projects directly identifiable with operations of the businesses subsequently transferred to us, and an allocation of a general pool of research and development expenses.

Restructuring charges — net.  Restructuring charges — net in 2005 were substantially attributable to provisions we made in the fourth quarter after announcing our intent to close our Borgofranco foundry alloys business. We provided for exit related costs of $9 million, which included $6 million for environmental remediation. In 2004, we recorded restructuring charges of $11 million to consolidate our sheet rolling facilities in Rogerstone, Wales, and an additional $6 million relating to the restructuring and closure of facilities in Germany. We also recovered $7 million in 2004 related to our 2001 restructuring program resulting from a gain on the sale of assets related to closing facilities in Glasgow, U.K. See Note 3 — Restructuring Programs to our consolidated and combined financial statements.

Impairment of long-lived assets.  Impairments of long-lived assets in 2005 included a $5 million write-down on the value of the property, plant and equipment at the Borgofranco foundry alloys business. The amounts for 2004 include the $65 million asset impairment charge on the production equipment at two facilities in Italy and other asset impairment charges on equipment in Europe. See Note 6 — Property, Plant and Equipment to our consolidated and combined financial statements.

Interest expense and amortization of debt issuance costs — net.  Interest expense and amortization of debt issuance costs — net was $194 million in 2005, significantly higher than the $48 million allocated to us by Alcan for 2004. The increase resulted from the debt we undertook to finance the spin-off. In addition, we incurred $11 million in debt issuance costs on undrawn credit facilities that were used to back up the Alcan notes we received in January 2005 as part of the spin-off, and included such costs in interest expense and amortization of debt issuance costs — net.

Other income — net.  The reconciliation of the difference between the years is shown below (in millions).

Other
Income — Net

Other income — net for the year ended December 31, 2004	$(62)
Gains of $269 million on the change in fair value of derivative instruments in 2005, compared to gains of $69 million in 2004	(200)
Service fee income earned in 2004 only	17
Gains of $17 million on the disposals of fixed assets in 2005, compared to gains of $5 million in 2004	(12)
Other — net	(42)

Other income — net for the year ended December 31, 2005	$(299)

Provision for Taxes on Income

Our provision for taxes on income of $107 million represented an effective tax rate of 49% for 2005 compared to an income tax expense of $166 million and an effective tax rate of 74% for 2004. This compares to a 2005 statutory tax rate of 33% in Canada. In 2005, the major differences were caused by deferred tax liabilities on the translation of U.S. dollar indebtedness into local currency for which there is no related income in Canada and South America, tax benefits from previously unrecognized deferred tax assets, and reduced-rate or tax exempt income and expense items. In 2004, the difference in the rates was due primarily to the $65 million pre-tax asset impairment in Italy, for which a tax recovery is not expected, and the $21 million tax provision in connection with the spin-off, for which there is no related income. Refer to Note 18 — Income Taxes to our consolidated and combined financial statements for a reconciliation of statutory and effective tax rates.

The change in effective tax rates from 2004 to 2005 is largely due to the changes in valuation allowances recorded against deferred tax assets. We reduce the deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In 2005, we incurred tax losses in the U.K., Italy and France and we believe it is “more likely than not” that the tax benefits on these losses will not be realized and therefore we increased the valuation allowances on these deferred tax assets. In 2004, we incurred tax losses in Italy, driven mainly by the impairment charge of $65 million. We believed it was “more likely than not” that the tax benefits on these losses would not be realized and therefore we increased the valuation allowances on these deferred tax assets.

Net Income

We reported Net income of $90 million for the year ended December 31, 2005, or diluted earnings per share of $1.21. This is comprised of consolidated net income of $119 million for the period from January 6, 2005 (the effective date of the spin-off to December 31, 2005, and a combined loss of $29 million on the mark-to-market of derivative instruments, primarily with Alcan, for the period from January 1 to January 5, 2005, prior to the spin-off. Net income in the carve out combined statement of operations as a part of Alcan for the year ended December 31, 2004 was $55 million, or diluted earnings per share of $0.74.

OPERATING SEGMENT REVIEW FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Regional Income

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia; and South America.

Our chief operating decision-maker uses regional financial information in deciding how to allocate resources to an individual segment, and in assessing performance of each segment. Novelis’ chief operating decision-maker is its chief executive officer.

We measure the profitability and financial performance of our operating segments, based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) gains and losses on change in fair value of derivative instruments — net; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting; (g) restructuring (charges) recoveries — net; (h) gains or losses on disposals of property, plant and equipment and businesses — net; (i) corporate selling, general and administrative expenses; (j) other corporate costs — net; (k) litigation settlement — net of insurance recoveries; (l) provision or benefit for taxes on income (loss) and (m) cumulative effect of accounting change — net of tax.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying consolidated and combined statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other income — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

During 2006 we added a line to our Regional Income reconciliation to improve the disclosure of gains or losses resulting from cash settlement of derivative instruments that have been included in Regional Income. Prior periods have been revised to conform to the current period presentation.

Reconciliation

The following table presents Regional Income by operating segment and reconciles Total Regional Income to Net income (loss).

	Year Ended December 31,
	2006	2005	2004
	($ in millions)

Regional Income
North America	$22	$196	$240
Europe	256	206	200
Asia	85	108	80
South America	164	110	134

Total Regional Income	527	620	654
Interest expense and amortization of debt issuance costs	(221)	(203)	(74)
(Gains) losses on cash settlement of derivative instruments — net, included in Regional Income	(248)	(84)	8
Gains on change in fair value of derivative instruments — net	63	269	69
Depreciation and amortization	(233)	(230)	(246)
Impairment charges on long-lived assets	—	(7)	(75)
Minority interests’ share	(1)	(21)	(10)
Adjustment to eliminate proportional consolidation(A)	(39)	(36)	(41)
Restructuring charges — net	(19)	(10)	(20)
Gain on disposals of property, plant and equipment and businesses — net	6	17	5
Corporate selling, general and administrative expenses	(127)	(78)	(39)
Other corporate costs — net	13	6	(10)
Litigation settlement — net of insurance recoveries	—	(40)	—
(Provision) benefit for taxes on income (loss)	4	(107)	(166)

Net income (loss) before cumulative effect of accounting change	(275)	96	55
Cumulative effect of accounting change — net of tax	—	(6)	—

Net income (loss)	$(275)	$90	$55

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income (loss), the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates in our consolidated and combined statements of operations. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions to our consolidated and combined financial statements for further information about these non-consolidated affiliates.

Operating Segment Results

North America

As of December 31, 2006, North America manufactured aluminum sheet and light gauge products through 10 aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America for the years ended December 31, 2006, 2005 and 2004.

				Percent Change
				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004
	($ in millions)

North America
Shipments(kt)
Rolled products	1,156	1,119	1,115	3%	—%
Ingot products	73	75	60	(3)%	25%

Total shipments	1,229	1,194	1,175	3%	2%

Net sales	$3,691	$3,265	$2,964	13%	10%
Regional Income	$22	$196	$240	(89)%	(18)%
Total assets	$1,476	$1,547	$1,406	(5)%	10%

2006 versus 2005

Shipments

Rolled products shipments increased due to a 35kt increase in orders in the can market. Small increases in foil shipments due to increased market share and shipments in the OEM/distributor market were offset by lower shipments into the light gauge automotive finstock and automotive sheet markets.

Net sales

Net sales increases in the year ended December 31, 2006 compared to 2005 were driven primarily by metal prices, which were 35% higher on average in 2006 compared to 2005. Increases in metal prices are largely passed through to customers. However, the pass through of metal price increases to our customers was limited in cases where metal price ceilings were exceeded. This factor unfavorably impacted North America net sales in the year ended December 31, 2006 by approximately $475 million. During 2005, we were unable to pass through approximately $75 million of metal price increases, for a net unfavorable comparable impact of approximately $400 million.

Regional Income

As described above, the net unfavorable impact of metal price ceilings was approximately $400 million, which reduced Regional Income in 2006 as compared to 2005. This was partially offset by $126 million of gains from the cash settlement of derivative instruments and $72 million from the benefit of metal price lag in 2006. Price increases added approximately $37 million to Regional Income in 2006 and additionally, higher UBC spreads, increased volume, and operational improvements favorably impacted 2006 by $14 million as compared to 2005. These benefits were partially offset by $23 million of higher energy and transportation costs incurred in 2006.

2005 versus 2004

Shipments

Rolled products shipments increased in 2005 primarily due to 20kt of increased orders in the can market offset partially by our decision to exit the semi-fabricated foilstock market, which unfavorably impacted shipments by 15kt.

Net sales

Net sales increased primarily as a result of higher metal prices, which were 10% higher on average in 2005 compared to 2004. Increases in metal prices are largely passed through to customers. However, the pass through of metal price increases to our customers was limited in cases where metal price ceilings were exceeded. This factor unfavorably impacted North America net sales in the year ended December 31, 2005 by approximately $75 million. During 2004, we were unable to pass through approximately $5 million of metal price increases, for a net unfavorable comparable impact of approximately $70 million.

Regional Income

As described above, the net unfavorable impact of metal price ceilings was approximately $70 million which reduced 2005 Regional Income as compared to 2004. This was partly offset by favorable metal price lag of $25 million and a $10 million gain from cash-settled derivative instruments. In addition, Regional Income included $16 million of interest income earned in 2004 on loans to Alcan, which were later collected in connection with the spin-off.

Favorable product mix and portfolio optimization were largely offset by higher operating costs, driven by increased energy costs in 2005 compared to 2004.

Total assets

Total assets increased primarily due to the increase in metal prices, which impacted both inventories and accounts receivable.

Europe

As of December 31, 2006, Europe provided European markets with value-added sheet and light gauge products through its 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic and painted products.

The following table presents key financial and operating data for Europe for the years ended December 31, 2006, 2005 and 2004.

				Percent Change
				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004
	($ in millions)

Europe
Shipments(kt)
Rolled products	1,055	1,009	984	5%	3%
Ingot products	18	72	105	(75)%	(31)%

Total shipments	1,073	1,081	1,089	(1)%	(1)%

Net sales	$3,620	$3,093	$3,081	17%	—%
Regional Income	$256	$206	$200	24%	3%
Total assets	$2,474	$2,139	$2,885	16%	(26)%

2006 versus 2005

Shipments

Rolled products shipments increased primarily due to a 38kt increase in hot rolled and cold rolled coil shipments (an intermediate product) and an 18kt increase in can shipments. Other market increases include 7kt in automotive and 6kt in each of the painted and plain markets, driven by strong market demand. These increases were partially offset by the sale of our Annecy operation in March 2006, which reduced shipments in 2006 by 21kt. Ingot products shipments declined due to lower re-melt shipments of 23kt and lower casting alloys shipments of 31kt due to the closing of our Borgofranco facility.

Net sales

Net sales increased primarily as a result of the 35% increase in average LME metal prices, improved mix of rolled products shipments versus ingot products, offset partially by unfavorable metal price lag.

Regional Income

Compared to 2005, Regional Income was impacted in 2006 by a number of factors. Regional Income was unfavorably impacted by $44 million due to sales to certain customers at previously fixed forward prices. This negative impact was directly offset by $44 million of cash-settled derivative gains related to forward LME purchases entered into back-to-back with the customer contracts. Metal price lag related to inventory processing time favorably impacted 2006 by approximately $4 million. Price, mix and other operational improvements added $64 million to Regional Income. The strengthening of the euro added $10 million due to the translation of euro profits into U.S. dollars and the effect of exchange gains and losses. Europe incurred approximately $5 million of Novelis start-up costs in 2005 that did not recur in 2006. Finally, these benefits were partially offset by a $33 million increase in energy costs in 2006.

Total assets

Total assets increased primarily due to the increase in metal prices, which impacted both inventories and accounts receivable.

2005 versus 2004

Shipments

Rolled products shipments increased primarily as a result of increased orders of 34kt in the can market and 6kt in the lithographic market partially offset by 17kt as a result of closing our Flemalle, Belgium foil operation early in 2005, and by lower shipments into the foil and packaging markets.

Net sales

The 10% increase in average LME metal price was offset by a shift of product mix towards lower priced, but more profitable products and lower shipments due in part to the closings of our Flemalle foil operation, as discussed above.

Regional Income

Regional Income was positively impacted by $17 million due to metal timing impacts resulting from metal price movements that began in the third quarter of 2005 and continued to increase through the end of the year. We also benefited from continued cost discipline, particularly in the area of maintenance spending. This was partly offset by higher energy costs of $13 million, over 50% of which occurred in the U.K.

Total assets

Total assets decreased primarily due to improvements in working capital management.

Asia

As of December 31, 2006, Asia operated three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The following table presents key financial and operating data for Asia for the years ended December 31, 2006, 2005 and 2004.

				Percent Change
				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004
	($ in millions)

Asia
Shipments(kt)
Rolled products	471	483	452	(2)%	7%
Ingot products	45	41	39	10%	5%

Total shipments	516	524	491	(2)%	7%

Net sales	$1,692	$1,391	$1,194	22%	16%
Regional Income	$85	$108	$80	(21)%	35%
Total assets	$1,078	$1,002	$954	8%	5%

2006 versus 2005

Shipments

Rolled products shipments for the year ended December 31, 2006 declined compared to 2005 due to reduced demand for certain of our industrial and light gauge products resulting from the higher LME prices and increasing price competition. Ingot products shipments were higher due to increased regional automotive demand.

Net sales

Net sales increased primarily as a result of the 35% increase in average LME metal prices, which was largely passed through to customers, offset partially by lower shipments.

Regional Income

Regional Income declined by approximately $13 million due to higher operating and energy costs and by approximately $9 million due to lower volume and unfavorable mix.

2005 versus 2004

Shipments

Total shipments in 2005 were higher than in 2004, due in large part to can stock market share advances, totaling 45kt, in China and Southeast Asia and the substitution of aluminum for steel in Korea, resulting in higher shipments of 5kt. This increase was partly offset by lower finstock demand, a product used in heat exchangers, attributable to price competition from Chinese mills.

Net sales

Net sales increased due to the increase in shipments described above and higher metal prices that we largely passed through to our customers.

Regional Income

Regional Income increased due to increased volume, combined with higher margins in 2005 over 2004 for most product lines, partly due to new products which generated $20 million of the improvement. Lower purchases of coil and sheet ingot combined with lower purchase costs of non-aluminum metals more than offset the higher employment costs we experienced in 2005. Our conversion from LPG (liquid propane gas) to

LNG (liquid natural gas) more than offset the higher electricity and fuel oil costs. The 10% strengthening of the Korean won on average during 2005 unfavorably impacted Regional Income by $5 million.

South America

As of December 31, 2006, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating data for South America for the years ended December 31, 2006, 2005 and 2004.

				Percent Change
				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004
	($ in millions)

South America
Shipments(kt)
Rolled products	278	261	234	7%	12%
Ingot products	27	27	30	—%	(10)%

Total shipments	305	288	264	6%	9%

Net sales	$863	$630	$525	37%	20%
Regional Income	$164	$110	$134	49%	(18)%
Total assets	$821	$790	$779	4%	1%

2006 versus 2005

Shipments

The increase in shipments in 2006 is explained by a 28kt increase in can shipments driven by local market growth. This was slightly offset by reductions in shipments in the foil and industrial products markets.

Net sales

The main drivers for the rise in net sales for 2006 over 2005 were the increase in LME prices, which added approximately $115 million, while increased volume and reduced tolling sales added approximately $125 million of additional net sales.

Regional Income

For the year ended December 31, 2006, we benefited from rising LME metal prices in two ways. First, the output from our smelters, representing approximately 85% of our raw material input cost, has little or no correlation with LME metal price movements. Second, we experienced favorable metal price lag resulting from price increases. These two factors favorably impacted Regional Income by approximately $41 million. Regional Income for 2006 also benefited from a number of other items as compared to 2005. These include approximately $6 million of expenses incurred in 2005 associated with certain labor claims which did not recur in 2006, $9 million of gains from the cash settlement of derivative instruments and other cost reductions of approximately $25 million. These benefits were partially offset by the impact of a stronger Brazilian real, which was on average 10% higher in 2006 as compared to 2005. This unfavorably impacted Regional Income by $28 million as the majority of sales are in U.S. dollars while local manufacturing costs are incurred in Brazilian real.

2005 versus 2004

Shipments

Higher shipments in 2005 were mainly driven by local can market growth, which contributed an additional 25kt to our shipments over 2004. We also experienced growth in our industrial products and export businesses, offset by lower primary metal sales.

Net sales

The main drivers for the rise in net sales were the increases in LME prices, which are passed through to customers, and higher shipping volume in 2005 over 2004.

Regional Income

In 2005, we experienced higher energy costs, and increased input and repair costs in our smelters totaling $18 million. Other impacts to Regional Income include a stronger Brazilian Real, which increased in value by approximately 17% on average during 2005. This unfavorably impacted Regional Income by $35 million mainly due to net sales being priced in U.S. dollars while local manufacturing costs are incurred in Brazilian Real. In 2004, Regional Income included a $19 million gain from the conversion of a defined contribution pension plan.

We experienced better margins in both industrial products and foil, due to our focus on high value products and a general market improvement. Production from our smelters generated an increase of $14 million in Regional Income due to our raw material input costs being fixed on approximately 85% of our smelter requirement, but sales prices moving in line with the increasing LME prices.

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

In our discussion of Metal Price Ceilings, we have disclosed that certain customer contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer. During the years ended December 31, 2006 and 2005, we were unable to pass through approximately $475 million and $75 million, respectively, of metal price increases associated with sales under theses contracts. Net cash provided by operating activities are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments. Based on a December 31, 2006 aluminum price of $2,850 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $295 — $335 million in 2007 and $485 — $550 million in the aggregate thereafter. Under these scenarios, and ignoring working capital timing, we expect that cash flows from operations will be impacted negatively by these same amounts, offset partially by reduced income taxes. While we were in compliance with out financial covenants for the year ended December 31, 2006, if such results occur as described above, and no further risk mitigation steps are taken, it may be necessary to seek relief from our financial covenants in the future.

For 2007, we have partially mitigated this impact by purchasing fixed forward contracts priced at $2,500 per tonne. At a price of $2,850 per tonne, we would expect to generate positive cash flows of approximately $15 million from these derivative instruments, which would increase cash flows from investing activities.

The following tables show the reconciliation from Net cash provided by operating activities to Free cash flow for the years ended December 31, 2006, 2005 and 2004, the corresponding year ending balances of cash and cash equivalents and the changes between years (in millions).

				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004
	($ in millions)

Net cash provided by operating activities	$16	$449	$208	$(433)	$241
Dividends(A)	(30)	(34)	(4)	4	(30)
Capital expenditures	(116)	(178)	(165)	62	(13)
Premiums paid to purchase derivative instruments	(4)	(57)	—	53	(57)
Net proceeds from settlement of derivative instruments	242	148	—	94	148

Free cash flow	$108	$328	$39	$(220)	$289

Ending cash and cash equivalents	$73	$100	$31	$(27)	$69

(A)	Dividends for the year ended December 31, 2004 include only those paid by our less than wholly-owned subsidiaries to their minority shareholders.

2006 versus 2005

In 2006, net cash provided by operating activities was influenced primarily by two offsetting factors. First, we incurred a net loss of $275 million, driven by the impact of the metal price ceilings and higher corporate costs as a result of the restatement and review process and continued reliance on third party consultants. Second, these amounts were offset by reductions in working capital primarily associated with improvements in accounts payable management.

In 2006, capital expenditures were lower as a result of our focus on reducing debt in 2006. We expect that capital expenditures will increase to between $170 and $180 million in 2007. Net proceeds from the settlement of derivative instruments contributed $242 million to Free cash flow in 2006 as compared to $148 million in 2005. Much of the proceeds received in 2006 related to aluminum call options purchased in 2005 to hedge against the risk of rising aluminum prices in 2006.

For accounting purposes, we do not treat all derivative instruments as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. This is evidenced in the accounting for the aluminum call options, where significant gains were recorded in 2005, while these derivative instruments were settled in 2006. In the accompanying consolidated and combined statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other income — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

In 2006, Free cash flow was used primarily to reduce debt. The total debt reduction for the year was $195 million when comparing year-end balance sheets. We were able to reduce total debt by an amount that exceeds Free cash flow by reducing cash and cash equivalents on the balance sheet by $27 million as well as utilizing the proceeds from certain asset sales and the collection of a loan receivable.

2005 versus 2004

In 2005, net cash provided by operating activities increased as compared to 2004 primarily as a result of improvements in working capital evidenced by inventory reductions and improved payables management. The proceeds from the settlement of derivative instruments also added significantly to Free cash flow although this was offset slightly by the purchase of the aluminum call options described above. In 2005, Free cash flow was used primarily to reduce debt. We reduced our total debt during 2005 by $321 million, to $2.630 billion as of December 21, 2005, from $2.951 billion of outstanding debt as of January 6, 2005, the date of the spin-off.

Financing Activities

Overview

At the spin-off, we had $2.951 billion of short-term borrowings, long-term debt and capital lease obligations. Despite a challenging metal price environment, we reduced our debt position by approximately $516 million from the date of the spin-off to $2.435 billion as of December 31, 2006, a reduction of 17.5%.

In order to facilitate the separation of Novelis and Alcan as described in Note 1 — Business and Summary of Significant Accounting Policies, we executed debt restructuring and financing transactions in January and February of 2005, which effectively replaced all of our financing obligations to Alcan and certain other third parties with new third party debt aggregating approximately $3 billion. Alcan was a related party as of December 31, 2004, and was repaid in the first quarter of 2005. The Alcan debt as of December 31, 2004, plus additional Alcan debt of $170 million issued in January 2005, provided $1.4 billion of bridge financing for the spin-off transaction.

Senior Secured Credit Facilities

On January 10, 2005, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1.8 billion. These facilities consist of: (1) a $1.3 billion seven-year senior secured Term Loan B facility, all of which was borrowed on January 10, 2005; and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility. Substantially all of our assets are pledged as collateral under our senior secured credit facilities. Our senior secured credit facilities include customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charges coverage ratio. To date, we have paid fees of approximately $6 million related to five waiver and consent agreements under the credit agreement in connection with our senior secured credit facilities, which are being amortized over the remaining life of the debt. The waiver and consent agreements were obtained as a result of our inability to timely file certain of our SEC reports. As of December 31, 2006, we had approximately $351 million available under our $500 million revolving credit facility and there was $708 million outstanding under our Term Loan B facility.

On October 16, 2006, we amended the financial covenants to our senior secured credit facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charges coverage ratios through the quarter ending March 31, 2008. We also amended and modified other provisions of the senior secured credit facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and receivables securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying the higher applicable margins on our senior secured credit facilities, and the higher unused commitment fees on our revolving credit facilities that were instated with a prior waiver and consent agreement in May 2006. Specifically, we agreed to a 1.25% applicable margin for Term Loans maintained as Base Rate Loans, a 2.25% applicable margin for Term Loans maintained as Eurocurrency Rate Loans, a 1.50% applicable margin for Revolver Loans maintained as Base Rate Loans, a 2.50% applicable margin for Revolver Loans maintained as Eurocurrency Rate Loans and a 62.5 basis point commitment fee on the unused portion of the revolving credit facility, until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

The amended maximum total leverage, minimum interest coverage, and minimum fixed charges coverage ratios for the year ended December 31, 2006 were 7.00 to 1; 1.70 to 1; and 0.80 to 1, respectively. We were in compliance with these covenants for the year ended December 31, 2006.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes were priced at par, bear interest at 7.25% and mature on February 15, 2015. The net proceeds of the Senior Notes were used to repay the Alcan debt. Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants as of December 31, 2006.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement and exchange the original, privately placed notes with registered notes. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date and as a result, began to accrue additional special interest at a rate of 0.25% beginning on November 11, 2005. We completed the exchange offer on January 4, 2007 and ceased paying additional special interest on the Senior Notes effective immediately thereafter.

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

For more information about the Senior Notes and the indenture governing the Senior Notes, see Note 10 — Long-Term Debt to our consolidated and combined financial statements.

Korean Bank Loans

In November 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a Korean won (KRW) 40 billion ($40 million) floating rate long-term loan due November 2007. We immediately entered into an interest rate swap to fix the interest rate at 4.80%.

In December 2004, we entered into a $70 million floating rate long-term loan due December 2007. We immediately entered into an interest rate and cross currency swap for this loan through a 4.55% fixed rate KRW 73 billion loan.

Additionally, in December 2004 we entered into a KRW 25 billion ($25 million) long-term floating rate loan due December 2007. We immediately entered into an interest rate swap to fix the interest rate at 4.45%.

In February 2005, Novelis Korea entered into a $50 million floating rate long-term loan due in February 2008. We immediately entered into an interest rate and cross-currency swap for this loan through a 5.30% fixed rate KRW 51 billion loan. In October 2005, Novelis Korea entered into a KRW 30 billion ($29 million) long-term loan at a fixed rate of 5.75% due in October 2008.

In the first quarter of 2006, we repaid our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008. In May 2006, a portion of our $50 million (KRW 51 billion) 5.30% fixed rate loan was refinanced into a KRW 19 billion ($20 million) short-term floating rate loan which was repaid in June 2006. In October 2006, the balance of this loan was refinanced by two short-term floating rate loans: (1) a KRW

10 billion ($11 million) loan, which was repaid in October 2006 and (2) a KRW 20 billion ($21 million) loan, which was repaid in November 2006.

In 2006 and 2005, interest rates on other Korean bank loans for $1 million (KRW 1 billion) ranged from 3.25% to 5.5%.

Interest Rate Swaps

In addition to interest rate swaps on certain Korean bank loans noted above, as of December 31, 2006, we had entered into interest rate swaps to fix the 3-month LIBOR interest rate on a total of $200 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.8% on $100 million through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities, as amended, in addition to these interest rates. See Note 17 — Financial Instruments and Commodity Contracts to our accompanying consolidated and combined financial statements for additional disclosure about our interest rate swaps. As of December 31, 2006, 74% of our debt was fixed rate and 26% was variable rate.

Capital Lease Obligations

In connection with the spin-off, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and calls for fixed quarterly payments of 1.7 million CHF, which is equivalent to $1.4 million at the exchange rate as of December 31, 2006.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and calls for fixed monthly payments of 0.1 million CHF, which is equivalent to $0.1 million at the exchange rate as of December 31, 2006.

Debt and Capital Lease Repayments

During 2005, we made principal payments of $85 million, $90 million, $110 million and $80 million on our Term Loan B debt under our senior secured credit facilities in the first, second, third and fourth quarters of 2005, respectively. Additionally, during 2006, we made additional payments of $80 million, $57 million, $87 million and $3 million in the first, second, third and fourth quarters, respectively, on our Term Loan B debt. As of December 31, 2006, we satisfied the 1% per annum principal amortization requirement through fiscal year 2010, as well as $514 million of the principal amortization requirement for 2011. No further minimum principal payments are due until 2011. In the year ended December 31, 2006, we reduced our total debt by $195 million, including the $227 million in aggregate payments on our Term Loan B debt noted above; paying off in full our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008; and paying off in full our $50 million 5.30% loan originally due in February 2008. We also made principal payments aggregating approximately $4 million relating to capital lease obligations and other debt. We borrowed an additional $102 million under our short-term credit facilities during the year ended December 31, 2006. For the year ended December 31, 2006, changes in foreign exchange rates had the effect of increasing our foreign currency denominated capital lease obligations and other debt by $15 million.

Commitment Letter

On July 26, 2006, we entered into a Commitment Letter with Citigroup Global Markets Inc. for financing facilities in an amount up to $2.855 billion to backstop our financing needs in the event we were not able to timely file certain SEC reports. We paid fees of approximately $4 million in conjunction with this commitment. The Commitment Letter expired on October 31, 2006. Accordingly, during the fourth quarter of 2006, we charged the $4 million in fees to Interest expense and amortization of debt issuance costs — net in our consolidated statement of operations.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities for the years ended December 31, 2006, 2005 and 2004.

				2006	2005
	Year Ended December 31,			versus	versus
	2006	2005	2004	2005	2004
	($ in millions)

Proceeds from settlement of derivative instruments, less premiums paid to purchase derivative instruments	$238	$91	$—	$147	$91
Capital expenditures	(116)	(178)	(165)	62	(13)
Proceeds from loans receivable — net	37	393	874	(356)	(481)
Proceeds from sales of assets	38	19	17	19	2
Payments related to disposal of business	(7)	—	—	(7)	—
Changes in investment in and advances to non-consolidated affiliates	3	—	—	3	—

Net cash provided by investing activities	$193	$325	$726	$(132)	$(401)

Proceeds from the settlement of derivative instruments and the magnitude of capital expenditures were discussed above in Operating Activities as both are included in our definition of Free cash flow.

Proceeds from loans receivable — net during 2006 are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH. Proceeds from (advances on) loans receivable — net during 2005 and 2004 were mainly related to non-equity and non-operating interplant loans to support various requirements among and between the entities transferred to us in the spin-off and the entities Alcan retained. For 2005, $360 million represents proceeds received from Alcan in the settlement of the spin-off to retire loans due to Novelis entities. For 2004, all amounts were proceeds from Alcan.

Proceeds from sales of assets in 2006 primarily include approximately $34 million received from the sale of certain upstream assets in South America. In 2005, proceeds from sales of assets primarily include approximately $7 million from the sale of land and a building in Malaysia and approximately $7 million from the sale of assets in Falkirk, Scotland.

The majority of our capital expenditures for the years ended December 31, 2006 and 2005 were for projects devoted to product quality, technology, productivity enhancement and increased capacity. During the years ended December 31, 2006 and 2005, significant capital expenditures included three larger projects: a casting expansion project in our Oswego, New York facility; a tandem mill project in our Rogerstone, Wales facility, and a build-out of the Atlanta corporate offices and related information technology infrastructure.

We estimate that our annual capital expenditure requirements for items necessary to maintain comparable production, quality and market position levels (maintenance capital) will be between $100 million and $120 million, and that total annual capital expenditures will increase to between $170 million and $180 million in 2007.

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

Derivative Instruments

As of December 31, 2006, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 17 — Financial Instruments and Commodity Contracts to our consolidated and combined financial statements included in this Annual Report on Form 10-K.

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to the investment-grade ratings of the counterparties and our monitoring of credit exposures.

In the first quarter of 2006, we implemented hedge accounting for certain of our cross-currency interest swaps with respect to intercompany loans to several European subsidiaries and forward foreign exchange contracts. As of December 31, 2006, we had $712 million of cross-currency interest swaps (euro 475 million, British pound (GBP) 62 million and Swiss franc (CHF) 35 million) and $114 million of forward foreign exchange contracts (267 million Brazilian real (BRL)).

The fair values of our financial instruments and commodity contracts as of December 31, 2006 were as follows (in millions).

	Maturity			Net Fair
As of December 31, 2006	Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2007 through 2011	$12	$(20)	$(8)
Interest rate swaps	2007 through 2008	2	—	2
Cross-currency swaps	2007 through 2015	4	(95)	(91)
Aluminum forward contracts	2007 through 2009	67	(12)	55
Aluminum options	2007	2	—	2
Electricity swap	2016	47	—	47
Embedded derivative instruments	2007	16	—	16
Natural gas swaps	2007	—	(2)	(2)

Total fair value		150	(129)	21
Less: current portion		106	(42)	64

Noncurrent portion		$44	$(87)	$(43)

The fair values of our financial instruments and commodity contracts as of December 31, 2005 were as follows (in millions).

	Maturity			Net Fair
As of December 31, 2005	Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2006 through 2011	$15	$(9)	$6
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency swaps	2006 through 2015	—	(24)	(24)
Aluminum forward contracts	2006 through 2009	87	(7)	80
Aluminum call options	Matures in 2006	109	—	109
Electricity swap	Matures in 2016	68	—	68

Total fair value		284	(40)	244
Less: current portion		194	(22)	172

Noncurrent portion		$90	$(18)	$72

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including:

•	certain of our wholly-owned and majority-owned subsidiaries; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

In the case of our wholly-owned subsidiaries, the indebtedness guaranteed is for trade accounts payable to third parties. Some have annual terms subject to renewal while others have no expiration and have termination notice requirements. For our majority-owned subsidiaries, the indebtedness guaranteed is for short-term loan, overdraft and other debt facilities with financial institutions, which are currently scheduled to expire during the first half of fiscal 2007. Neither Novelis Inc. nor any of our subsidiaries or non-consolidated affiliates holds any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Since we consolidate wholly-owned and majority-owned subsidiaries in our financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness of others as of December 31, 2006 (in millions).

	Maximum	Liability
	Potential Future	Carrying
Type of Entity	Payment	Value

Wholly-owned Subsidiaries	$44	$26
Majority-owned Subsidiaries	2	—
Aluminium Norf GmbH	13	—

In 2004, we entered into a loan and a corresponding deposit-and-guarantee agreement for up to $90 million. As of December 31, 2006 and 2005, this arrangement had a balance of $80 million. We do not include the loan or deposit amounts in our consolidated balance sheets as the agreements include a legal right of setoff and we have the intent and ability to setoff.

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other Arrangements

Forfaiting of Trade Receivables

Novelis Korea Limited forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 120 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are not included in our consolidated balance sheets.

Factoring of Trade Receivables

Our Brazilian operations factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. Under this method, customers are directed to make payments on invoices to a financial institution, but are not contractually required to do so. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables, and they are not included in our consolidated balance sheets.

Summary Disclosures of Forfaited and Factored Financial Amounts

The following tables summarize our forfaiting and factoring amounts for the years presented (in millions).

	Year Ended December 31,
	2006	2005	2004

Receivables forfaited	$424	$285	$190

Receivables factored	$71	$94	$27

	As of December 31,
	2006	2005

Forfaited receivables outstanding	$80	$59

Factored receivables outstanding	$3	$12

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006 and 2005, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of December 31, 2006, based on undiscounted amounts. The future cash flow commitments that we may have related to deferred income taxes and derivative contracts are not estimable and are therefore not included.

			2008-	2010-	2012 and
	Total	2007	2009	2011	Thereafter
	($ in millions)

Long-term debt(A)	$2,384	$274	$1	$532	$1,577
Interest on long-term debt(B)	1,114	163	310	282	359
Capital leases(C)	77	6	13	13	45
Operating leases(D)	96	19	27	21	29
Purchase obligations(E)	9,408	3,433	3,180	1,387	1,408
Unfunded pension plan benefits(F)	453	35	72	81	265
Other post-employment benefits(F)	80	8	16	16	40
Funded pension plans(F)	33	33	—	—	—

Total	$13,645	$3,971	$3,619	$2,332	$3,723

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)	Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect as of December 31, 2006 and includes the effect of current interest rate swap agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

(C)	Includes both principal and interest components of future minimum capital lease payments. Excluded from these amounts are insurance, taxes and maintenance associated with the property.

(D)	Includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. We do not have any operating leases with contingent rents. Excluded from these amounts are insurance, taxes and maintenance associated with the property.

(E)	Include agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of December 31, 2006. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)	Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, expected long-term rates of return on assets, rates of compensation increases, and healthcare cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2016. For funded pension plans, estimating the requirements beyond 2007 is not practical, as it depends on the performance of the plans’ investments, among other factors.

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

ENVIRONMENT, HEALTH AND SAFETY

We strive to be a leader in environment, health and safety (EHS). Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001, an international occupational health and safety management standard. All of our facilities are expected to implement the necessary management systems to support ISO 14001 and OHSAS 18001 certifications. As of December 31, 2006, all of our manufacturing facilities worldwide were ISO 14001 certified, 31 facilities were OHSAS 18001 certified and 29 have dedicated quality improvement management systems.

Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $6 million in 2006. We expect these capital expenditures will be approximately $8 million and $14 million in 2007 and 2008, respectively. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $36 million in 2006, and are expected to be $37 million in 2007. Generally, expenses for environmental protection are recorded in Cost of goods sold. However, significant remediation costs that are not associated with on-going operations are recorded in Other income — net.

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

The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) fair value of derivative financial instruments; (2) asset impairments, including goodwill; (3) depreciable lives of assets; (4) useful lives of intangible assets; (5) economic lives and fair value of leased assets; (6) income tax reserves and valuation allowances; (7) fair value of stock options; (8) actuarial assumptions related to pension and other postretirement benefit plans; (9) environmental cost reserves; and (10) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated and combined financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

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

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Derivative Financial Instruments
Our operations and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, energy prices and interest rates. We use derivative financial instruments to manage commodity prices, foreign currency exchange rates and interest rate exposures, though not for speculative purposes. Derivative instruments we use are primarily commodity forward and option contracts, foreign currency forward contracts and interest swaps.	We are exposed to changes in aluminum prices through arrangements where the customer has received a fixed price commitment from us. We attempt to manage this risk by hedging future purchases of metal required for these firm commitments. In addition, we hedge a portion of our future production.

Short-term exposures to changing foreign currency exchange rates occur due to operating cash flows denominated in foreign currencies. We manage this risk with forward currency swap contracts and currency exchange options. Our most significant foreign currency exposures relate to the euro, Brazilian real and the Korean won. We assess market conditions and determine an appropriate amount to hedge based on pre-determined policies.	To the extent that these exposures are not fully hedged, we are exposed to gains and losses when changes occur in the market price of aluminum. Hedges of specific arrangements and future production increase or decrease the fair value by approximately $44 million for a 10% change in the market value of aluminum as of December 31, 2006.

To the extent that operating cash flows are not fully hedged, we are exposed to foreign exchange gains and losses. In the event that we choose not to hedge a cash flow, an adverse movement in rates could impact our earnings and cash flows. The change in the fair value of the foreign currency hedge portfolio as of December 31, 2006 that would result from a 10% instantaneous appreciation or depreciation in foreign exchange rates would result in an increase or decrease of approximately $117 million.
We are exposed to changes in interest rates due to our financing, investing and cash management activities. We may enter into interest rate swap contracts to protect against our exposure to changes in future interest rates, which requires deciding how much of the exposure to hedge based on our sensitivity to variable rate fluctuations.

	The majority of our derivative financial instruments are valued using quoted market prices. The remaining derivative instruments are valued using industry standard pricing models. These pricing models require us to make a variety of assumptions including, but not limited to, market data of similar financial instruments, interest rates, forward curves, volatilities and financial instruments’ cash flows.	To the extent that we choose to hedge our interest costs, we are able to avoid the impacts of changing interest rates on our interest costs. In the event that we do not hedge a floating rate debt an adverse movement in market interest rates could impact our interest cost. As of December 31, 2006, a 10% change in the market interest rate would increase or decrease the fair value of our interest rate hedges by $1 million. A 12.5 basis point change in market interest rates as of December 31, 2006 would increase or decrease our unhedged interest cost on floating rate debt by approximately $1 million.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Impairment of long-lived assets
Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable.
When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated, future net cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.	Our impairment loss calculations require management to apply judgments in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows.	Using the impairment review methodology described herein, we recorded impairment charges on long-lived assets of $7 million during the year ended December 31, 2005. We had no impairment charges on long-lived assets during the year ended December 31, 2006.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in FASB Statement No. 142, Goodwill and Intangible Assets, and test goodwill for impairment using a fair value approach, at the reporting unit level. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 31 of each year. Our intangible assets consist of acquired trademarks and both patented and non-patented technology and are amortized over 15 years. As of December 31, 2006, we do not have any intangible assets with indefinite useful lives.	We have recognized goodwill in our Europe operating segment, which is also our reporting unit for purposes of performing our goodwill impairment testing. We determine the fair value of our reporting units using the discounted cash flow valuation technique, which requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.	We performed our annual testing for goodwill impairment as of October 31, 2006, using the methodology described herein, and determined that no goodwill impairment existed.

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

Retirement and Pension Plans
We account for our defined benefit pension plans and non-pension postretirement benefit plans in accordance with FASB Statements No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, No.   87, Employers’ Accounting for Pensions, and No.   106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.    The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Additionally, gains and losses are amortized over the group’s service lifetime. The average remaining service lives of the employee plan is 14.0   years. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

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
	All net actuarial gains and losses are amortized over the expected average remaining service life of the employees. The costs and obligations of pension and other postretirement benefits are calculated based on assumptions including the long-term rate of return on pension assets, discount rates for pension and other postretirement benefit obligations, expected service period, salary increases, retirement ages of employees and healthcare cost trend rates. These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control. The two most significant assumptions used to calculate the obligations in respect of the net employee benefit plans are the discount rates for pension and other postretirement benefits, and the expected return on assets. The discount rate for pension and other postretirement benefits is the interest rate used to determine the present value of benefits. It is based on spot rate yield curves and individual bond matching models for pension plans in Canada and the United States, and on published long-term high quality corporate bond indices for pension plans in other countries, at the end of each fiscal year. In light of the average long duration of pension plans in other countries, no adjustments were made to the index rates. The weighted average discount rate used to determine the benefit obligation was 5.4% as of December 31, 2006, compared to 5.1% for 2005 and 5.4% for 2004. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation in the previous year.	As of December 31, 2006, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $79 million in the pension and other postretirement obligations and in a decrease of $11 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of December 31, 2006, assuming inflation remains unchanged, would result in an increase of $86 million in the pension and other postretirement obligations and in an increase of $12 million in the net periodic benefit cost. The calculation of the estimate of the expected return on assets is described in Note 15 — Postretirement Benefit Plans to our consolidated and combined financial statements. The weighted average expected return on assets was 7.3% for 2006, 7.4% for 2005 and 8.3% for 2004. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of December 31, 2006 would result in a variation of approximately $3 million in the net periodic benefit cost.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Income Taxes
We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.	The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of December 31, 2006 aggregating $123 million against such assets based on our current assessment of future operating results and these other factors.	Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material
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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 as of December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. FASB Statement No. 158 required additional financial statement disclosure regarding certain effects on net periodic benefit cost. FASB Statement No. 158 required prospective application and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. We adopted FASB Statement No. 158 as of December 31, 2006 and the results of our adoption of FASB Statement No. 158 are presented in Note 15 — Postretirement Benefit Plans.

In addition, FASB Statement No. 158 requires that a company measure defined benefit plan assets and obligations at its year-end balance sheet date. We currently use our year-end balance sheet date as of our measurement date, and as a result, that new requirement did not affect us.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FASB Interpretation No. 48 effective January 1, 2007, however, we are still evaluating the potential impact, if any, of the adoption of FASB Interpretation No. 48 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2006 consolidated balance sheet.

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

In addition, sales contracts representing approximately 20% of our total shipments for the year ended December 31, 2006 provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. These contracts expire at varying times and our estimated remaining exposure approximates 10% of estimated shipments in 2007.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. We refer to these two sources as our internal hedges. While we believe that our primary aluminum production continues to provide the expected benefits during this sustained period of high LME prices, the recycling operations are providing less internal hedge benefit than they have historically. LME metal prices and other market issues have resulted in higher than expected prices of UBCs thus compressing the internal hedge benefit we receive from UBCs.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase call options and/or synthetic call options on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September of 2006, we began purchasing both fixed forward derivative instruments and put options, thereby creating synthetic call options, to hedge our exposure to further metal price increases in 2007. We have not entered into any synthetic call options beyond 2007.

During the third quarter of 2006, we began selling short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag.

In Europe, we enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments purchased to offset this risk. The sales and Regional Income impacts are described more fully in the Operations and Segment Review for our Europe operating segment.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2006 given a 10% change in the three-month LME price.

	Change in	Change in
	Rate/Price	Fair Value
	(In millions)

Aluminum Put Options	10%	$(1)
Aluminum Forward Contracts	10%	45

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In 2006, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of December 31, 2006, we have a nominal amount of forward purchases outstanding related to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we have our own hydroelectric facilities that meet approximately 25% of that region’s total electricity requirements. Additionally, we have entered into an electricity swap in North America to fix the cost of our electricity.

Rising energy costs worldwide, due to the volatility of supply and international and geopolitical events, expose us to reduced profits as such changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2006 given a 10% change in spot prices for energy contracts.

	Change in	Change in
	Rate/Price	Fair Value
	(In millions)

Electricity	10%	$12
Natural Gas	10%	1

Foreign Currency Exchange Risks

Exchange rate movements, particularly the euro, the Canadian dollar, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the euro strengthens, but are adversely affected as the euro weakens. In Korea, where we have local currency selling prices for local sales and U.S. dollar denominated selling prices for exports, we benefit slightly as the won weakens, but are adversely affected as the won strengthens, due to a slightly higher percentage of exports compared to local sales. In Canada and Brazil, where we have predominately U.S. dollar selling prices and local currency operating costs, we benefit as the local currencies weaken, but are adversely affected as the local currencies strengthen. Foreign currency contracts may be used to hedge the economic exposures at our foreign operations.

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

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholders’ equity section of the accompanying consolidated balance sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 17 — Financial Instruments and Commodity Contracts to our accompanying consolidated and combined financial statements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2006 given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
	(In millions)

Currency measured against the U.S. dollar
Euro	10%	$71
Korean won	10%	16
Brazilian real	10%	24
Canadian dollar	10%	6

Loans to and investments in European operations have been hedged by cross-currency interest swaps (euro 475 million, GBP 62 million, CHF 35 million). Loans from European operations have been hedged by cross-currency principal only swaps (euro 89 million). The principal only swaps are accounted for as cash flow hedges.

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2006 given a 10% change in rates.

	Change in	Change in
	Rate	Fair Value
	(In millions)

Currency measured against the U.S. dollar
Euro	10%	$53

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of December 31, 2006, which includes $508 million of Term Loan B debt (after the effect of $200 million that has been swapped into fixed rates) and other variable rate debt of $133 million, our annual income before provision for taxes on income would be reduced by $0.8 million.

As of December 31, 2006, approximately 74% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. We have entered into interest rate swaps to fix the interest rate on $200 million of our floating rate Term Loan B facility, which is part of our senior secured facility. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 10 — Long-Term Debt to our accompanying consolidated and combined financial statements for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2006 given a 10% change in rates.

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

Novelis’ policy is to maintain systems of controls over financial reporting and disclosure controls and procedures. Such systems are designed to provide reasonable assurance that the financial information is accurate and reliable and that Company assets are adequately accounted for and safeguarded. The Board of Directors oversees the Company’s systems of controls over financial reporting and disclosure controls and procedures through its Audit Committee, which is comprised of directors who are not employees. The Audit Committee meets regularly with representatives of the Company’s independent registered public accounting firm and management, including internal audit staff, to satisfy themselves that Novelis’ policy is being followed. The Audit Committee has engaged PricewaterhouseCoopers LLP as the independent registered public accounting firm.

The financial statements have been reviewed by the Audit Committee and, together with the other required information in this Annual Report, approved by the Board of Directors. In addition, the financial statements have been audited by PricewaterhouseCoopers LLP whose reports are provided below.

/s/ Edward A. Blechschmidt	/s/ Rick Dobson

EDWARD A. BLECHSCHMIDT Acting Chief Executive Officer	RICK DOBSON Senior Vice President and Chief Financial Officer

March 1, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Novelis Inc.:

We have completed an integrated audit of Novelis Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and an audit of their 2005 consolidated and combined financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated and combined financial statements

In our opinion, the consolidated and combined financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated and combined financial statements, Novelis Inc. changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Novelis Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of accounting for income taxes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2006, Novelis Inc. did not maintain effective controls over the accounting for income taxes. Specifically, they did not maintain effective controls as to the completeness and accuracy of the income tax provision and related deferred tax accounts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Novelis Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Novelis Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Atlanta, Georgia
March 1, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Novelis Inc.:

In our opinion, the accompanying combined statements of operations, invested equity and cash flows present fairly, in all material respects, the invested equity of the Novelis Group as described in Note 1, as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Novelis Group’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chartered Accountants

Montreal, Quebec, Canada
March 24, 2005, except as to Note 22 and Note 25 which are as of August 3, 2005

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Net sales	$9,849	$8,363	$7,755

Cost of goods sold (exclusive of depreciation and amortization shown below)	9,317	7,570	6,856
Selling, general and administrative expenses	410	352	289
Litigation settlement — net of insurance recoveries	—	40	—
Depreciation and amortization	233	230	246
Research and development expenses	40	41	58
Restructuring charges — net	19	10	20
Impairment charges on long-lived assets	—	7	75
Interest expense and amortization of debt issuance costs — net	206	194	48
Equity in net income of non-consolidated affiliates	(16)	(6)	(6)
Other income — net	(82)	(299)	(62)

	10,127	8,139	7,524

Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change	(278)	224	231
Provision (benefit) for taxes on income (loss)	(4)	107	166

Income (loss) before minority interests’ share and cumulative effect of accounting change	(274)	117	65
Minority interests’ share	(1)	(21)	(10)

Net income (loss) before cumulative effect of accounting change	(275)	96	55
Cumulative effect of accounting change — net of tax	—	(6)	—

Net income (loss)	(275)	90	55

Other comprehensive income (loss) — net of tax
Currency translation adjustment	168	(155)	30
Change in fair value of effective portion of hedges — net	(46)	—	—
Change in minimum pension liability	12	(17)	(26)

Other comprehensive income (loss) — net of tax	134	(172)	4

Comprehensive income (loss)	$(141)	$(82)	$59

Earnings (loss) per share:
— Basic:
Net income (loss) before cumulative effect of accounting change	$(3.71)	$1.29	$0.74
Cumulative effect of accounting change — net of tax	—	(0.08)	—

Net income (loss) per share — basic	$(3.71)	$1.21	$0.74

— Diluted:
Net income (loss) before cumulative effect of accounting change	$(3.71)	$1.29	$0.74
Cumulative effect of accounting change — net of tax	—	(0.08)	—

Net income (loss) per share — diluted	$(3.71)	$1.21	$0.74

Dividends per common share	$0.20	$0.36	$—

Supplemental information for 2005 only:
Net income attributable to the consolidated and combined results of Novelis from January 6 to December 31, 2005 — increase to Retained earnings		$119
Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment		(29)

Net income		$90

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares)

	As of December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$73	$100
Accounts receivable (net of allowances of $29 in 2006 and $26 in 2005)
— third parties	1,321	1,098
— related parties	21	33
Inventories	1,391	1,128
Prepaid expenses and other current assets	42	66
Current portion of fair value of derivative instruments	106	194
Deferred income tax assets	9	8

Total current assets	2,963	2,627
Property, plant and equipment — net	2,143	2,160
Goodwill	236	211
Intangible assets — net	20	21
Investment in and advances to non-consolidated affiliates	150	144
Fair value of derivative instruments — net of current portion	44	90
Deferred income tax assets	76	45
Other long-term assets
— third parties	101	107
— related parties	59	71

Total assets	$5,792	$5,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$144	$3
Short-term borrowings	133	27
Accounts payable
— third parties	1,542	964
— related parties	44	38
Accrued expenses and other current liabilities	508	543
Deferred income tax liabilities	61	26

Total current liabilities	2,432	1,601
Long-term debt — net of current portion	2,158	2,600
Deferred income tax liabilities	81	186
Accrued postretirement benefits	425	305
Other long-term liabilities	343	192

	5,439	4,884

Commitments and contingencies

Minority interests in equity of consolidated affiliates	158	159

Shareholders’ equity
Preferred stock, no par value; unlimited number of first preferred and second preferred shares authorized; none issued and outstanding	—	—
Common stock, no par value; unlimited number of shares authorized; 74,140,335 and 74,005,649 shares issued and outstanding as of December 31, 2006 and 2005, respectively	—	—
Additional paid-in capital	398	425
Retained earnings (Accumulated deficit)	(198)	92
Accumulated other comprehensive loss	(5)	(84)

Total shareholders’ equity	195	433

Total liabilities and shareholders’ equity	$5,792	$5,476

The accompanying notes to the consolidated and combined financial statements are an integral part of these balance sheets.

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2006	2005	2004

OPERATING ACTIVITIES
Net income (loss)	$(275)	$90	$55
Adjustments to determine net cash provided by operating activities:
Cumulative effect of accounting change — net of tax	—	6	—
Depreciation and amortization	233	230	246
Net gain on change in fair value of derivative instruments	(63)	(269)	(69)
Litigation settlement — net of insurance reserves	—	40	—
Deferred income taxes	(77)	30	97
Amortization of debt issuance costs	13	17	—
Provision for uncollectible accounts receivable	4	3	6
Equity in net income of non-consolidated affiliates	(16)	(6)	(6)
Dividends from non-consolidated affiliates	5	—	—
Minority interests’ share	1	21	10
Impairment charges on long-lived assets	—	7	75
Share-based compensation	9	3	2
Gain on sales of businesses, investments and assets — net	(6)	(17)	(5)
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	(142)	(91)	(94)
— related parties	1	(1)	72
Inventories	(206)	52	(144)
Prepaid expenses and other current assets	25	18	(4)
Other long-term assets	6	(13)	(7)
Accounts payable
— third parties	519	181	10
— related parties	4	2	40
Accrued expenses and other current liabilities	(64)	130	(31)
Accrued postretirement benefits	(24)	13	(42)
Other long-term liabilities	69	(1)	29
Other — net	—	4	(32)

Net cash provided by operating activities	16	449	208

INVESTING ACTIVITIES
Capital expenditures	(116)	(178)	(165)
Disposal of business — net	(7)	—	—
Proceeds from sales of assets	38	19	17
Changes to investment in and advances to non-consolidated affiliates	3	—	—
Proceeds from loans receivable — net
— third parties	—	19	—
— related parties	37	374	874
Premiums paid to purchase derivative instruments	(4)	(57)	—
Net proceeds from settlement of derivative instruments	242	148	—

Net cash provided by investing activities	193	325	726

(Continued)

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

	Year Ended December 31,
	2006	2005	2004

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	41	2,779	575
— related parties	—	—	1,561
Principal repayments
— third parties	(353)	(1,822)	(993)
— related parties	—	(1,180)	(5)
Short-term borrowings — net
— third parties	103	(145)	(774)
— related parties	—	(302)	221
Dividends
— common shareholders	(15)	(27)	—
— minority interests	(15)	(7)	(4)
Net receipts from (payments to) Alcan	5	72	(1,512)
Debt issuance costs	(11)	(71)	—
Proceeds from issuance of common stock in connection with stock plans	2	—	—

Net cash used in financing activities	(243)	(703)	(931)

Net increase (decrease) in cash and cash equivalents	(34)	71	3
Effect of exchange rate changes on cash balances held in foreign currencies	7	(2)	1
Cash and cash equivalents — beginning of year	100	31	27

Cash and cash equivalents — end of year	$73	$100	$31

Supplemental disclosures of cash flow information:
Interest paid	$201	$153	$76
Income taxes paid	68	39	70
Principal payments on capital lease obligations (included in principal repayments — third parties)	3	3	—

Supplemental schedule of non-cash investing and financing activities relating to the spin-off transaction and post-closing adjustments:
Other receivables		$433
Short-term borrowings — related parties		(57)
Long-term debt — related parties		32
Capital lease obligation		52
Additional paid-in capital	$(43)	(109)

Supplemental schedule of non-cash transaction — Pechiney acquisition (2005 and 2004 only):
Assets		$8	$(197)
Liabilities		—	28

Net assets allocated to us from Alcan		$8	$(169)

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’/INVESTED EQUITY
(In millions, except number of common shares, which is in thousands)

				Retained	Accumulated
			Additional	Earnings	Other	Owner’s
	Common Stock		Paid-in	(Accumulated	Comprehensive	Net
	Shares	Amount	Capital	Deficit)	Income (Loss)	Investment	Total

Balance as of December 31, 2003	—	$—	$—	$—	$84	$1,890	$1,974
2004 Activity:
Net income	—	—	—	—	—	55	55
Transfers (to) / from Alcan — net	—	—	—	—	—	(1,478)	(1,478)
Currency translation adjustment — net of tax	—	—	—	—	30	—	30
Change in minimum pension liability	—	—	—	—	(26)	—	(26)

Balance as of December 31, 2004	—	—	—	—	88	467	555
2005 Activity:
January 1 to January 5, 2005 — Net loss	—	—	—	—	—	(29)	(29)

Adjusted Invested equity at spin-off date — January 6, 2005	—	—	—	—	88	438	526
Issuance of common stock in connection with the spin-off	73,989	—	438	—	—	(438)	—
Spin-off settlement and post-closing adjustments	—	—	(6)	—	—	—	(6)
Issuance of common stock in connection with stock plans	17	—	—	—	—	—	—
January 6 to December 31, 2005 — Net income	—	—	—	119	—	—	119
Currency translation adjustment — net of tax	—	—	—	—	(155)	—	(155)
Change in minimum pension liability	—	—	—	—	(17)	—	(17)
Dividends on common shares ($0.36 per share)	—	—	—	(27)	—	—	(27)
Dividends on preferred shares of consolidated affiliates	—	—	(7)	—	—	—	(7)

Balance as of December 31, 2005	74,006	—	425	92	(84)	—	433
2006 Activity:
Net loss	—	—	—	(275)	—	—	(275)
Issuance of common stock in connection with stock plans	134	—	2	—	—	—	2
Spin-off settlement and post-closing adjustments	—	—	(38)	—	—	—	(38)
Share-based compensation	—	—	9	—	—	—	9
Currency translation adjustment — net of tax	—	—	—	—	168	—	168
Change in fair value of effective portion of hedges — net	—	—	—	—	(46)	—	(46)
Change in minimum pension liability	—	—	—	—	12	—	12
Initial impact of adopting Financial Accounting Standards Board Statement No. 158	—	—	—	—	(55)	—	(55)
Dividends on common shares ($0.20 per share)	—	—	—	(15)	—	—	(15)

Balance as of December 31, 2006	74,140	$—	$398	$(198)	$(5)	$—	$195

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of December 31, 2006, we had operations on four continents: North America; South America; Asia; and Europe, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

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

As of February 27, 2006, a majority of our outstanding shares were directly or indirectly held by U.S. residents and accordingly, we ceased to qualify as a foreign private issuer under the rules and regulations promulgated by the United States Securities and Exchange Commission (SEC). We are a domestic issuer for purposes of the Securities Exchange Act of 1934, as amended.

Prior to January 6, 2005, Alcan was considered a related party due to its parent-subsidiary relationship with the Novelis entities. Following the spin-off, Alcan is no longer a related party as defined in Financial Accounting Standards Board (FASB) Statement No. 57, Related Party Disclosures (Refer to Note 8 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions).

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters. On November 8, 2006, we executed a settlement agreement with Alcan resolving the working capital and cash balance adjustments to the opening balance sheet and issues relating to the transfer of U.S. pension assets and liabilities from Alcan to Novelis. Excluding pension assets and liabilities transfers, the net impact of the settlement was a payment to Novelis of $5 million. The pension asset and liability transfer resulted in Novelis assuming approximately $50 million in accrued pension costs. We also contributed $7 million to an Alcan sponsored plan in the U.K. from which we exited. Additionally, we recorded non-cash adjustments related to our opening balance sheet of $5 million. The net impact of recording

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

all of the transactions was a $57 million ($38 million net of tax) reduction to Additional paid-in capital during the fourth quarter of 2006.

We have yet to transition the pension plan assets and liabilities from Alcan with respect to two pension plans for those employees who elected to transfer their past service from Alcan to Novelis (one in Canada and one in the U.K.). We expect this transfer will take place during the first quarter of 2007, and we expect that the plan assets transferred will approximate the liabilities assumed. To the extent that they are different, we will record an adjustment to Additional paid-in capital as a post-transaction adjustment.

Agreements between Novelis and Alcan

At the spin-off, we entered into various agreements with Alcan including the use of transitional and technical services, the supply from Alcan of metal and alumina, the licensing of certain of Alcan’s patents, trademarks and other intellectual property rights, and the use of certain buildings, machinery and equipment, technology and employees at certain facilities retained by Alcan, but required in our business. The terms and conditions of the agreements were determined primarily by Alcan and may not reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable to us.

Basis of Presentation and Combination: Pre-Spin-off

The combined financial statements for the year ended December 31, 2004 (historical combined financial statements) have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us, and were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) on a carve-out accounting basis. Management believes the assumptions underlying the historical combined financial statements, including the allocations described below, are reasonable. However, the historical combined financial statements included herein may not necessarily reflect our financial position, results of operations and cash flows or what our past financial position, results of operations and cash flows would have been had we been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the historical combined financial statements, includes the accumulated earnings of the businesses as well as net cash transfers related to cash management functions performed by Alcan.

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

General Corporate Expenses

The general corporate expense allocations are primarily for human resources, legal, treasury, insurance, finance, internal audit, strategy and public affairs, and amounted to $34 million for the year ended December 31, 2004. Total corporate office costs, including the amounts allocated, amounted to $49 million for the year ended December 31, 2004.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Alcan allocated these general corporate expenses to us based on average head count and capital employed. Capital employed represents Total assets less Total current liabilities (excluding current portion of long-term debt and short-term borrowings), Accrued postretirement benefits and Other long-term liabilities.  These allocations are reported in Selling, general and administrative expenses in the historical combined financial statements for the year ended December 31, 2004. The expenses allocated are not necessarily indicative of the costs that would have been incurred had we performed these functions as a stand-alone company, nor are they indicative of costs that will be incurred in the future.

Following the spin-off, we performed the majority of these functions with our own resources or through purchased services, with some services provided by Alcan on an interim basis under transitional service agreements. The majority of these agreements terminated on or prior to December 31, 2005. However, we have continuing agreements with Alcan through 2007 to use certain information technology services to support our metal management and through 2008 to use certain information technology hosting services to support our financial accounting systems for the Nachterstedt and Goettingen plants.

Interest Expense and Amortization of Debt Issuance Costs — net

Historically, Alcan provided intercompany financing to us and incurred third party debt at the parent level. This financing was interest-bearing as described in Note 8 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions. As a result of this arrangement, the historical combined financial statements for the year ended December 31, 2004 do not include interest expense (or interest payable) at third party rates.

Prior to and following the spin-off from Alcan, we obtained short and long-term financing from third parties. Interest charged on all short-term borrowings and long-term debt is included in Interest expense and amortization of debt issuance costs — net in the accompanying consolidated and combined statements of operations.

Basis of Presentation and Consolidation: Post Spin-off

Beginning January 6, 2005, our consolidated and combined financial statements include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and, when applicable, entities in which we have a controlling financial interest.

As of December 31, 2006, we had investments in five partially-owned affiliates, which include two corporations, one general partnership, one public limited company and one unincorporated joint venture, in which Novelis Inc. or one of our subsidiaries is a shareholder, general or limited partner, or venturer, as applicable.

To determine if partially-owned affiliates should be consolidated, we evaluate them in accordance with the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 78-9, Accounting for Investments in Real Estate Ventures, and Emerging Issues Task Force (EITF) Issue No. 98-6, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights, to determine whether the rights held by other investors constitute “important rights” as defined therein.

For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements were modified on or subsequent to June 29, 2005, we evaluate partially owned subsidiaries and joint ventures held in partnership form using the guidance in EITF Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Limited Partners Have Certain Rights, which includes a framework for evaluating whether a general partner or a group of general partners controls a limited partnership and therefore should include it in consolidation.

In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, was issued. It was revised in December 2003 by FASB Interpretation No. 46 (Revised), which addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. In 2004, we determined we were the primary beneficiary of Logan Aluminum Inc. (Logan), a variable interest entity. As a result, our consolidated and combined financial statements include the assets and liabilities and results of operations of Logan. Logan is a joint venture that manages a tolling arrangement for Novelis and a third party.

For partially-owned affiliates or joint ventures held in corporate form, we utilize the guidance of FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, and EITF Issue No. 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights. To the extent that any minority investor has important rights in a partnership or participating rights in a corporation that inhibit our ability to control the corporation, including substantive veto rights, we will not include the entity in consolidation.

We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income (loss) includes our share of the net earnings of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated and combined financial statements for consolidated entities, compared to a two-line presentation of equity method investments and earnings.

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

Cumulative Effect of Accounting Change

On December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. As a result of our adopting FASB Interpretation No. 47, we identified conditional retirement obligations primarily related to environmental contamination of equipment and buildings at certain of our plants and administrative sites in North America, South America, Asia and Europe. See Note 6 — Property, Plant and Equipment.

Use of Estimates and Assumptions

The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) fair value of derivative financial instruments; (2) asset impairments, including goodwill; (3) depreciable lives of assets; (4) useful lives of intangible assets; (5) economic lives and fair value of leased assets; (6) income tax reserves and valuation allowances; (7) fair value of stock options; (8) actuarial assumptions related to pension and other postretirement benefit plans;

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

(9) environmental cost reserves; and (10) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated and combined financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Risks and Uncertainties

We are exposed to a number of risks in the normal course of our operations that could potentially affect our financial position, results of operations, and cash flows.

Laws and regulations

We operate in an industry that is subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and comparable state laws, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment.

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close, divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Currently, we are involved in a number of compliance efforts, remediation activities and legal proceedings concerning environmental matters, including certain activities and proceedings arising under U.S. Superfund and comparable laws in other jurisdictions where we have operations.

We have established reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital expenditures, any of which could have a material adverse effect on our financial position or results of operations or cash flows. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell a property, receive full value for a property or use a property as collateral for a loan.

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

Materials and labor

In the aluminum rolled products industry, our raw materials are subject to continuous price volatility. We may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of higher raw material costs, other than metal, through productivity improvements, which may cause our profitability to decline. In addition, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we could be exposed to fluctuations in raw materials prices, including metal, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our financial position, results of operations, and cash flows. Significant price increases may result in our customers’ substituting other materials, such as plastic or glass, for aluminum or switch to another aluminum rolled products producer, which could have a material adverse effect on our financial position, results of operations, and cash flows.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Approximately 75 percent of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. Approximately 28 percent of our labor force is covered by collective bargaining agreements that will expire during the year ended December 31, 2007. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial position, results of operations, and cash flows.

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

In addition, refer to Note 13 — Fair Value of Financial Instruments and Note 20 — Commitments and Contingencies to our consolidated and combined financial statements for a discussion of financial instruments and commodity contracts and commitments and contingencies.

Revenue Recognition

We recognize net sales when the revenue is realized or realizable, and has been earned, in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. We record sales when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured.

We recognize product revenue, net of trade discounts and allowances, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer. We generally ship our product to our customers FOB (free on board) destination point. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. We sell most of our products under contracts with pricing based on “margin over metal” pricing, which is subject to periodic adjustments based on market factors. As a result, the aluminum price risk is largely absorbed by the customer. In situations where we offer customers fixed prices for future delivery of our products, we may enter into derivative instruments for all or a portion of the cost of metal inputs to protect our profit on the conversion of the product. In addition, certain of our sales contracts provide for a ceiling over which metal prices cannot contractually be passed through to our customers, unless adjusted. We partially mitigate the risk of this metal price exposure through the purchase of derivative instruments.

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

Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. We write-off uncollectible accounts receivable against the allowance for doubtful accounts after exhausting collection efforts.

For each of the three years in the period ended December 31, 2006, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. In performing the analysis, the impact of any adverse changes in general economic conditions was considered, and for certain customers we reviewed a variety of factors including: past due receivables; macro-economic conditions; significant one-time events and historical experience. Specific reserves for individual accounts may be established due to a customer’s inability to meet their financial obligations, such as in the case of bankruptcy filings or the deterioration in a customer’s operating results or financial position. As circumstances related to customers change, we adjust our estimates of the recoverability of the accounts receivable.

Derivative Instruments

We utilize derivative instruments to manage our exposure to changes in foreign currency exchange rates, commodity prices and interest rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are recognized in income or included in Accumulated other comprehensive income (AOCI), depending on the nature or use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

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

During 2004, we entered into derivative contracts, primarily with Alcan, to manage some of our foreign currency and commodity price risk. Changes in the fair value of these derivative instruments were recorded as net gains on changes in fair market value of derivative instruments in the accompanying consolidated and combined statements of operations in Other income — net. For the year ended December 31, 2004, the cash flows from these hedges were included in Net cash provided by operating activities in our combined statements of cash flows. For the years ended December 31, 2006 and 2005, we included the proceeds and disbursements from transactions which did not qualify for hedge accounting in Net cash provided by investing activities.

Inventories

We carry our inventories at the lower of their cost or market value, reduced by reserves for excess and obsolete items. We use both the “average cost” and “first-in / first-out” methods to determine cost.

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

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is included as a gain or loss in Other income — net in our statements of operations.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

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

We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing dates. This approach includes many assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value. If the carrying amount of a reporting unit’s goodwill were to exceed its estimated fair value, we would recognize an impairment charge in Impairment charges on long-lived assets, in our statements of operations.

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

Impairment of Long-Lived Assets and Other Intangible Assets

Under the guidance in FASB Statement No. 144, we assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. If the carrying amount of an intangible asset were to exceed its fair value, we would recognize an impairment charge in Impairment charges on long-lived assets in our statements of operations.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

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

Financing Costs and Interest Income

We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the “effective interest amortization” and straight-line methods. The related income or expense is included in Interest expense and amortization of debt issuance costs — net in our consolidated and combined statements of operations. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the financing.

We net interest income earned against interest expense and include both in Interest expense and amortization of debt issuance costs — net in our consolidated and combined statements of operations.

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. Our financial instruments include cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, foreign currency, energy and interest rate derivative instruments, cross-currency swaps, metal option and forward contracts, related party notes receivable and payable, letters of credit, short-term borrowings and long-term debt.

The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, current related party notes receivable and payable, and accounts payable approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third party financial institutions. We determine the fair value of our short-term borrowings and long-term debt based on various factors including maturity schedules, call features and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair value of short-term borrowings and long-term debt. When quoted market prices are not available for various types of financial instruments (such as

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

currency and interest rate derivative instruments, swaps, options and forward contracts), we use standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

Pensions and Postretirement Benefits

We account for our pensions and other postretirement benefits in accordance with FASB Statements No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, No. 87, Employers’ Accounting for Pensions, and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. We adopted FASB Statement No. 158 for the year ended December 31, 2006. FASB Statement No. 158 requires us to recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. In accordance with FASB Statement No. 158, we use a December 31st measurement date for our pension and postretirement plans.

We use standard actuarial methods and assumptions to account for our defined benefit pension plans and other postretirement benefits. Pension and postretirement benefit obligations are actuarially calculated using management’s best estimates of expected service periods, salary increases and retirement ages of employees. Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service lives of the employees.

Certain of our entities have pension obligations primarily comprised of defined benefit plans in the U.S. and the U.K., unfunded pension benefits in Germany and lump sum indemnities payable upon retirement to employees of businesses in France, Italy, Korea and Malaysia. These pension benefits are managed regionally and the plans’ funded status and costs are included in our combined and consolidated financial statements.

Prior to the spin-off, Alcan managed defined benefit plans in Canada, the U.S., the U.K. and Switzerland that include certain of our entities. The combined statement of operations for the year ended December 31, 2004 includes an allocation of the costs of the plans. The costs vary depending on whether the entity was a subsidiary or a division of Alcan at that time. Pension costs of divisions of Alcan that were transferred to us were allocated based on the following methods: service costs were allocated based on a percentage of payroll costs; interest costs, the expected return on assets, and amortization of actuarial gains and losses were allocated based on a percentage of the projected benefit obligation (PBO); and prior service costs were allocated based on headcount. The total allocation of such pension costs amounted to $13 million for the year ended December 31, 2004. Pension costs of subsidiaries of Alcan that were transferred to us were accounted for on the same basis as a multi-employer pension plan whereby the subsidiaries’ contributions for the period were recognized as net periodic pension cost. There were no contributions by the subsidiaries for the year ended December 31, 2004.

Prior to the spin-off, Alcan provided unfunded healthcare and life insurance benefits to retired employees of some of our businesses in Canada and the U.S. Our share of these plans’ costs is included in the combined statement of operations for the years ended December 31, 2004.

Minority Interests in Consolidated Affiliates

Our consolidated and combined financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates that we control or for which we are the primary beneficiary. We record a

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their ownership share of the affiliate. Distributions made to the holders of minority interests are charged to the respective minority interest balance.

We suspend allocation of losses to minority interest holders when the minority interest balance for an affiliate is reduced to zero and the minority interest holder does not have an obligation to fund such losses. As of December 31, 2006 we have no such losses. Any excess loss above the minority interest balance is recognized by us in our statements of operations until the affiliate begins earning income again, at which time the minority interest holder’s share of the income is offset against the previously unrecorded losses, and only cumulative income in excess of the previously unrecorded losses will be credited and/or distributed to the minority interest holder.

Environmental Liabilities

We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. We adjust these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are stated at undiscounted amounts and included in the consolidated balance sheets in both Accrued expenses and other current liabilities and Other long-term liabilities, depending on their short- or long-term nature. Any receivables for related insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets in Prepaid expenses and other current assets.

Costs related to environmental contamination treatment and clean-up are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued in the period in which such costs are determined to be probable and estimable.

Litigation Reserves

FASB Statement No. 5, Accounting for Contingencies, requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We expense professional fees associated with litigation claims and assessments as incurred.

Income Taxes

We provide for income taxes using the asset and liability method as required by FASB Statement No. 109, Accounting for Income Taxes. This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated and combined financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. Under FASB Statement No. 109, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

accrued prior to the spin-off and after the spin-off as well as transfer taxes resulting therefrom. It also allocates obligations for filing tax returns and the management of certain pending or future tax contests and creates mutual collaboration obligations with respect to tax matters.

We are subject to income taxes in Canada and numerous foreign jurisdictions.

We calculated our income taxes for the year ended December 31, 2004 as if all of our businesses had been separate tax paying legal entities, each filing a separate tax return in its local tax jurisdiction. For jurisdictions where there was no tax sharing agreement, amounts currently payable were included in Owner’s net investment.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss), currency translation adjustment, change in fair value of effective portion of hedges — net and change in minimum pension liability, all net of tax. Accumulated other comprehensive income (loss) is included as a component of Shareholders’ equity and is further described in Note 12 — Other Comprehensive Income (Loss).

Dividends

We record dividends as payable on their declaration date with a corresponding charge to retained earnings.

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

For the year ended December 31, 2004, stock options expense and other stock-based compensation expense in the combined statement of operations included the Alcan expenses related to the fair value of awards held by certain employees of Alcan’s rolled products businesses during the periods presented as well as an allocation, calculated based on the average of headcount and capital employed, for Alcan’s corporate office employees. These expenses are not necessarily indicative of what the expenses would have been had we been a separate stand-alone company during the year ended December 31, 2004.

On January 1, 2006, we adopted FASB Statement No. 123 (Revised), Share-Based Payment, which is a revision to FASB Statement No. 123. FASB Statement No. 123 (Revised) requires the recognition of compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment.

We adopted FASB Statement No. 123 (Revised) using the modified prospective method, which requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123 (Revised) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123 (Revised) that remain unvested at the adoption date will continue to be expensed over the remaining service period.

Prior to the adoption of FASB Statement No. 123 (Revised), we presented all tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated and combined statements of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

with FASB Statement No. 123 (Revised), which requires that the cash flows resulting from tax benefits for deductions in excess of compensation cost recognized be classified within financing cash flows.

Additionally, upon adoption of FASB Statement No. 123 (Revised), we determined that all of our compensation plans settled in cash are considered liability based awards. As such, liabilities for awards under these plans are required to be measured at each reporting date until the date of settlement. Various valuation methods were used to determine the fair value of these awards.

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

Foreign Currency Translation

In accordance with FASB Statement No. 52, Foreign Currency Translation, the asset and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located principally in Europe and Asia), are translated to U.S. dollars at the year end exchange rates and revenues and expenses are translated at average exchange rates for the year. Differences arising from exchange rate changes are included in the Currency translation adjustments (CTA) component of Accumulated other comprehensive income (loss). If there is a reduction in our ownership in a foreign operation, the relevant portion of the CTA is recognized in Other income — net. All other operations, including most of those in Canada and Brazil, have the U.S. dollar as the functional currency. For these operations, monetary items denominated in currencies other than the U.S. dollar are translated at year-end exchange rates and translation gains and losses are included in income. Non-monetary items are translated at historical rates.

Research and Development

We incur costs in connection with research and development programs that are expected to contribute to future earnings, and charge such costs against income as incurred. Research and development costs consist primarily of salaries and administrative costs.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

anticipated or unanticipated events or changes in circumstances that would reduce or increase these obligations. The settlement of these liabilities could differ materially from recorded amounts.

Earnings (Loss) Per Share

The calculation of earnings (loss) per common share for the years ended December 31, 2006 and 2005 is based on the weighted-average number of our common shares outstanding during the year. The calculation for diluted earnings per common share for the years ended December 31, 2006 and 2005 recognizes the effect of all potentially dilutive common shares that were outstanding during the year, unless their impact would be considered anti-dilutive.

Prior to the spin-off, we were not a separate legal entity with common shares outstanding. We calculated our earnings per common share for the year ended December 31, 2004 using our common shares outstanding immediately after the completion of the spin-off. The calculations for diluted earnings per common share for the year ended December 31, 2004 recognized the effect of all potentially dilutive common shares that were outstanding immediately after the completion of the spin-off on January 6, 2005.

Recently Issued Accounting Standards

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new Statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

In September 2006, the Staff of the SEC issued SAB No. 108, Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 as of December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 158, which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans (benefit plans) to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. FASB Statement No. 158 required additional financial statement disclosure regarding certain effects on net periodic benefit cost. FASB Statement No. 158 required prospective application and the recognition and disclosure requirements are effective for fiscal years

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

ending after December 15, 2006. We adopted FASB Statement No. 158 as of December 31, 2006 and the results of our adoption of FASB Statement No. 158 are presented in Note 15 — Postretirement Benefit Plans.

In addition, FASB Statement No. 158 requires that a company measure defined benefit plan assets and obligations at its year-end balance sheet date. We currently use our year-end balance sheet date as our measurement date, and as a result, that new requirement did not affect us.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FASB Interpretation No. 48 effective January 1, 2007 however, we are still evaluating the potential impact, if any, of the adoption on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

2.	DISPOSALS OF BUSINESSES AND INVESTMENTS

In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to the other shareholders of Petrocoque for approximately $20 million. We recognized a pre-tax gain of approximately $15 million, which is included in Other income — net in the accompanying consolidated statement of operations.

In March 2006, we disposed of our aluminum rolling mill in Annecy, France (Annecy) for consideration in the amount of one euro. We recorded a pre-tax charge of $15 million in connection with the sale, which is included in Other income — net in the accompanying consolidated statement of operations. The charge was comprised primarily of $8 million representing our investment in and advances to Annecy, cash payments of $5 million we made in connection with the disposal of the business, and other cash fees and expense we paid of an additional $2 million.

3.	RESTRUCTURING PROGRAMS

All restructuring provisions and recoveries are included in Restructuring charges — net in the accompanying consolidated and combined statements of operations unless otherwise stated below. The following table

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

summarizes our restructuring liabilities for the three years in the period ended December 31, 2006 (in millions).

					Other Exit
	Severance Reserves				Related	Total
		North	Corporate	Total	Reserves	Restructuring
	Europe	America	and Other	Severance	Europe	Reserves

Balance as of December 31, 2004	$35	$2	$—	$37	$20	$57
Provisions (recoveries) — net	—	—	—	—	10	10
Cash payments	(18)	(1)	—	(19)	(8)	(27)
Adjustments to goodwill	(5)	—	—	(5)	—	(5)
Adjustments — other	(3)	—	—	(3)	(3)	(6)

Balance as of December 31, 2005	9	1	—	10	19	29
Provisions (recoveries) — net	16	—	1	17	2	19
Cash payments	(8)	(1)	—	(9)	(8)	(17)
Adjustments — other	(3)	—	—	(3)	6	3

Balance as of December 31, 2006	$14	$—	$1	$15	$19	$34

2006 Restructuring Activities

In December 2006, we announced several restructuring actions at our facilities in the U.K., Germany, France and Italy. These actions are intended to streamline the management of these operations. We incurred $2 million in severance-related costs through December 2006 in connection with these programs. We do not anticipate future costs related to these programs to be significant and we expect all actions to be completed by the end of 2007.

In December 2006, we announced the closing of our Montreal planning office. We incurred approximately $1 million of severance-related costs through December 31, 2006. We expect to incur total costs of less than $2 million related to this action and expect all the closure to be completed by the end of 2007.

In August 2006, we announced a restructuring of our European central management and administration activities in Zurich, Switzerland to reduce overhead costs and streamline support functions. In addition, we are exiting our Neuhausen research and development center in Switzerland. These programs have begun and through December 31, 2006, we have incurred costs of approximately $4 million. We expect all actions to be completed by the end of 2007.

In July 2006, we announced restructuring actions at our Goettingen facility in Germany to reduce overhead administrative costs and streamline functions. We incurred approximately $5 million related primarily to severance costs through December 31, 2006. We do not anticipate future costs related to these programs to be significant and expect the restructuring to be completed by the end of 2007.

In March 2006, we announced the restructuring of our European operations, with the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closing of two non-core business lines located within those facilities. In connection with the reorganization of our Ohle and Ludenscheid plants, we incurred costs of approximately $5 million during the year ended December 31, 2006. We do not anticipate future costs related to these programs to be significant and expect the closures to be completed by the end of 2007.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

2005 Restructuring Activities

In November 2005, we announced our intent to close our casting alloy facility in Borgofranco, Italy in March 2006. In 2005, we recognized charges of $5 million for asset impairments and $9 million for other exit related costs, including $6 million for environmental remediation expenses relating to this plant closing. We have incurred additional costs of approximately $2 million through December 31, 2006.

2004 Restructuring Activities

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

In 2005, we recorded recoveries of $1 million in connection with 2004 restructuring program activities for the plant in Nachterstedt, Germany. In addition, we received $7 million in proceeds from the sale of land at the closed rolling mill in Falkirk, Scotland in October 2005 resulting in a gain of $7 million, which is included in Other income — net in the accompanying consolidated statement of operations.

2001 Restructuring Activities

In 2001, Alcan implemented a restructuring program, resulting in a series of plant sales, closures and divestitures throughout the organization. In 2004, we recorded recoveries related to the 2001 restructuring program comprised of $7 million relating to a gain on the sale of assets related to the closure of facilities in Glasgow, Scotland and a recovery of $1 million relating to a provision in the United States.

In 2005, we recorded recoveries of $2 million in connection with 2001 restructuring program activities in Rogerstone, Wales.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in millions).

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2006	2005

Customer accounts receivable — all with third parties	$1,249	$993
Other accounts receivable:
Third parties	101	131
Related parties	21	33

	122	164

Total accounts receivable — gross	1,371	1,157
Allowance for doubtful accounts — all with third parties	(29)	(26)

Accounts receivable — net of allowances	$1,342	$1,131

Allowance for Doubtful Accounts

The allowance for doubtful accounts is management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known uncollectible accounts, historical experience and other currently available evidence. As of December 31, 2006 and 2005, our allowance for doubtful accounts represented approximately 2.1% and 2.2%, respectively, of gross accounts receivable before allowances. Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at	Additions	Accounts
	Beginning	Charged to	Recovered/	Foreign Exchange	Balance at
Year Ended December 31,	of Year	Expense	Written-Off	and Other	End of Year

2006	$26	$4	$(4)	$3	$29
2005	33	3	(8)	(2)	26
2004	30	6	(3)	—	33

Sales, Forfaiting and Factoring of Trade Receivables

Sales of Trade Receivables

Prior to the spin-off, we transferred third party trade receivables to Alcan, a related party, which were then subsequently sold to a financial institution under Alcan’s accounts receivable securitization program. Subsequent to the spin-off, we have not securitized any of our third party trade receivables.

Forfaiting of Trade Receivables

Novelis Korea Limited forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 120 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are not included in the accompanying consolidated balance sheets. We incurred forfaiting expenses of $4.7 million, $2.4 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included in Selling, general and administrative expenses in our consolidated and combined statements of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Factoring of Trade Receivables

Our Brazilian operations factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. Under this method, customers are directed to make payments on invoices to a financial institution, but are not contractually required to do so. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables, and they are not included in the accompanying consolidated balance sheets. We incurred factoring expenses of $0.8 million, $1.3 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included in Selling, general and administrative expenses in our consolidated and combined statements of operations.

Summary Disclosures of Financial Amounts

The following tables summarize our forfaiting and factoring amounts for the years presented (in millions).

	Year Ended December 31,
	2006	2005	2004

Receivables forfaited	$424	$285	$190

Receivables factored	$71	$94	$27

	As of December 31,
	2006	2005

Forfaited receivables outstanding	$80	$59

Factored receivables outstanding	$3	$12

5.	INVENTORIES

Inventories consist of the following (in millions).

	As of
	December 31,
	2006	2005

Finished goods	$404	$313
Work in process	283	234
Raw materials	626	498
Supplies	126	123

	1,439	1,168
Reserves	(48)	(40)

Inventories	$1,391	$1,128

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment — net, consists of the following (in millions).

	As of
	December 31,
	2006	2005

Land and property rights	$97	$90
Buildings	894	845
Machinery and equipment	4,673	4,407

	5,664	5,342
Accumulated depreciation and amortization	(3,608)	(3,319)

	2,056	2,023
Construction in progress	87	137

Property, plant and equipment — net	$2,143	$2,160

The amounts of fully depreciated assets included in our consolidated balance sheets were $1.226 billion and $1.250 billion as of December 31, 2006 and 2005, respectively.

The total amounts of depreciation expense, amortization expense and interest capitalized on construction projects for each of the three years in the period ended December 31, 2006 are as follows (in millions).

	Year Ended December 31,
	2006	2005	2004

Depreciation expense	$231	$228	$244

Amortization expense (related to intangible assets)	$2	$2	$2

Interest capitalized on construction projects	$—	$—	$1

Asset impairments

In 2005, in connection with the decision to close and sell our plant in Borgofranco, Italy, we recognized an impairment charge of $5 million to reduce the net book value of the plant’s fixed assets to zero. We based our estimate on third party offers and negotiations to sell the business.

In 2005 and 2004, capital expenditures required to keep our Annecy plant operating were fully impaired as incurred and included in Impairment charges on long-lived assets in our consolidated and combined statements of operations. These amounted to $2 million in each of the years ended December 31, 2005 and 2004, respectively.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2015, and we lease assets in Sierre, Switzerland from Alcan under a 15-year capital lease through 2020. Operating leases generally have five to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. We incurred rent expense of $22 million, $21 million and $22 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments as of December 31, 2006 for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

	Operating	Capital Lease
Year Ending December 31,	Leases	Obligations

2007	$19	$6
2008	15	7
2009	12	6
2010	11	7
2011	10	6
Thereafter	29	45

Total payments	$96	77

Less: interest portion on capital leases		(26)

Principal obligation on capital leases		$51

Assets and related accumulated amortization under capital lease obligations as of December 31, 2006 and 2005 are as follows (in millions).

	As of December 31,
	2006	2005

Assets under capital lease obligations
Land	$1	$1
Buildings	10	9
Machinery and equipment	44	41

	55	51
Accumulated amortization	(13)	(7)

	$42	$44

Sale of assets

During the fourth quarter of 2006, we sold our rights to develop and operate two hydroelectric power plants in South America and recorded a pre-tax gain of approximately $11 million, included in Other income — net.

In 2005, we sold land and a building in Malaysia and recorded a pre-tax gain of $11 million, included in Other income — net.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

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

As a result of our adoption of FASB Interpretation No. 47, we identified conditional retirement obligations primarily related to environmental contamination of equipment and buildings at certain of our plants and administrative sites. Upon adoption, we recognized assets of $6 million with offsetting accumulated depreciation of $4 million, and an asset retirement obligation of $11 million. We also recognized a charge of $9 million ($6 million after tax), which is classified as a Cumulative effect of accounting change — net of tax in our accompanying consolidated and combined statement of operations for the year ended December 31, 2005.

If the conditional asset retirement obligation measurement and recognition provisions of FASB Interpretation No. 47 had been in effect on January 1, 2004, the aggregate carrying amount of those obligations on that date would have been $10 million. The aggregate amount of those obligations would have been $11 million on December 31, 2004 and the impact on net income would have been immaterial. Further, the impact on earnings per common share (both basic and diluted) would have been less than $0.01 per share each year.

The following is an analysis of the activity in our asset retirement obligation for the years ended December 31, 2005 and 2006, the year end balances of which are included in Other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2005 and 2006 (in millions).

Amount

Asset retirement obligation as of January 1, 2005	$—
Liability accrued upon adoption	11
Liability settled	—
Accretion	—

Asset retirement obligation as of December 31, 2005	$11
Liability settled	—
Accretion	2

Asset retirement obligation as of December 31, 2006	$13

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

We have goodwill in our European operating segment. The following is a summary of the activity in Goodwill (in millions).

Total

Balance as of December 31, 2004	$256
Cumulative translation adjustment	(32)
Adjustments	(13)

Balance as of December 31, 2005	211
Cumulative translation adjustment	25

Balance as of December 31, 2006	$236

In 2005, we received a final purchase price allocation adjustment for the Pechiney acquisition from Alcan, which reduced goodwill by $8 million. Also in 2005, we reduced goodwill by $5 million for the recovery of restructuring liabilities that had been established in connection with the Pechiney acquisition for our Flemalle, Belgium operations, and had been included in the purchase price and initially allocated to goodwill.

We performed annual impairment tests in 2006, 2005 and 2004 and determined that there was no impairment of goodwill.

Intangible Assets with Finite Lives

The following is a summary of the components of intangible assets with finite lives as of December 31, 2006 and 2005 (in millions).

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Trademarks
2006	$14	$6	$8
2005	12	4	8
Patented and non-patented technology
2006	$20	$8	$12
2005	19	6	13
Total intangible assets
2006	$34	$14	$20
2005	31	10	21

As of December 31, 2006, all of our finite life intangible assets have useful lives of 15 years, no estimated residual value and are amortized using the straight-line method. We have no intangible assets with indefinite lives.

Amortization expense for intangible assets was $2 million in each of the years ended December 31, 2006, 2005 and 2004, and we expect amortization expense for the next five fiscal years to be approximately $2 million per year.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

8.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of December 31, 2006, and which we account for using the equity method. We have no material investments in entities that we account for using the cost method.

		Ownership
Affiliate Name	Ownership Structure	Percentage

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
EuroNorca Partners	General Partnership	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminum Recyclage SA	Public Limited Company	20%

In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to the other shareholders of Petrocoque for approximately $20 million. We recognized a pre-tax gain of approximately $15 million, which is included in Other income — net in the accompanying consolidated statement of operations. Prior to the sale, we accounted for Petrocoque using the equity method of accounting. Petrocoque’s combined assets, liabilities and equity as of December 31, 2005 and combined results of operations for the years ended December 31, 2006 (through the date of sale only), 2005 and 2004 are included in the tables below.

As of December 31, 2006, EuroNorca Partners was inactive and is in the process of being dissolved. In 2007, we expect to receive approximately $2 million once the liquidation proceedings have been finalized.

We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. The following table summarizes the combined assets, liabilities and equity of our equity method affiliates (on a 100% basis, in millions).

	As of December 31,
	2006	2005

Assets
Current	$243	$228
Non-current	646	605

Total assets	$889	$833

Liabilities and equity
Current liabilities	$335	$349
Non-current liabilities	254	188

Total liabilities	589	537
Partners’ capital and shareholders’ equity
Novelis	150	144
Third parties	150	152

Total liabilities and equity	$889	$833

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions).

	Year Ended December 31,
	2006	2005	2004

Net sales	$558	$497	$451
Costs, expenses and provision for taxes on income	521	479	434

Net income	$37	$18	$17

Included in the accompanying consolidated and combined financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of transactions that we had with related parties during the years ended December 31, 2006, 2005 and 2004 (in millions). For years prior to 2005, Alcan was considered a related party to Novelis. However, subsequent to the spin-off, Alcan is no longer a related party as defined in FASB Statement No. 57, and accordingly, all transactions between Novelis and Alcan subsequent to the spin-off are third party transactions.

	Year Ended December 31,
	2006	2005	2004

Net sales
Alcan(A)	$—	$—	$450

Cost of sales
Alcan(A)	$—	$—	$403

Research and development expenses
Alcan(B)	$—	$—	$38

Interest expense and amortization of debt issuance costs — net
Alcan(C)	$—	$—	$33

Other (income) expenses — net
Alcan:
Service fee income(D)	$—	$—	$(42)
Service fee expense(E)	—	—	25
Interest income(F)	—	—	(22)
Gain on change in fair value of derivative instruments — net(G)	—	—	(23)
Other	—	—	8

Total Other income — net, with Alcan	—	—	(54)
Aluminium Norf GmbH:
Interest expense (income)	(1)	1	(2)

Total Other income — net, with all related parties	$(1)	$1	$(56)

Purchases of tolling services, electricity and inventories
Aluminium Norf GmbH(H)	$227	$205	$203
Alcan(I)	—	—	1,739
Consorcio Candonga(J)	14	8	2
Petrocoque S.A. Industria e Comercio(K)	2	2	2

Total purchases from related parties	$243	$215	$1,946

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

(A)	We purchase from and sell materials to Alcan in the ordinary course of business.

(B)	These expenses represent an allocation of research and development expenses incurred by Alcan on behalf of Novelis.

(C)	During 2004, we had various short-term borrowings and long-term debt payable to Alcan where interest was charged on both a fixed and floating rate basis.

(D)	Service fee income arose from sales of research and development and other corporate services to Alcan.

(E)	Service fee expense arose from the purchase of corporate services from Alcan.

(F)	Represents interest income earned on outstanding advances and loans to Alcan.

(G)	Alcan was the counterparty to most of our metal and currency derivative instruments.

(H)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(I)	Alcan is our primary third party supplier of prime and sheet ingot. Refer to Note 20 — Commitments and Contingencies.

(J)	We purchase electricity from Consorcio Candonga for our operations in South America.

(K)	We purchase calcined-coke from Petrocoque S.A. Industria e Comercio for use in our smelting operations in South America.

The table below describes the year-end balances that we have with related parties (in millions).

	As of December 31,
	2006	2005

Accounts receivable(A)	$21	$33
Other long-term receivables(A)	59	71
Accounts payable(B)	44	38

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following (in millions).

	As of December 31,
	2006	2005

Accrued compensation and benefits	$130	$121
Accrued settlement of legal claim	39	71
Accrued interest payable	56	51
Accrued income taxes	17	55
Current portion of fair value of derivative instruments	42	22
Other current liabilities	224	223

Accrued expenses and other current liabilities	$508	$543

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

10.	LONG-TERM DEBT

Long-term debt consists of the following (in millions).

	Interest		As of December 31,
	Rates(A)		2006	2005

Novelis Inc.
Floating rate Term Loan B, due 2012	7.62	%(B)	$259	$342
7.25% Senior Notes, due 2015	7.25	%(C)	1,400	1,400
Novelis Corporation
Floating rate Term Loan B, due 2012	7.62	%(B)	449	593
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (Swiss francs (CHF) 57 million)	7.50%		47	45
Capital lease obligation, due 2011 (CHF 4 million)	2.49%		4	4
Novelis Korea Limited
Bank loan, due 2008			—	50
Bank loan, due 2008 (Korean won (KRW) 30 billion)			—	30
Bank loan, due 2007	4.55%		70	70
Bank loan, due 2007 (KRW 40 billion)	4.80%		43	40
Bank loan, due 2007 (KRW 25 billion)	4.45%		27	25
Bank loans, due 2008 through 2011 (KRW 1 billion)	4.04	%(D)	1	1
Other
Other debt, due 2007 through 2012	2.50	%(D)	2	3

Total debt			2,302	2,603
Less: current portion			(144)	(3)

Long-term debt — net of current portion			$2,158	$2,600

(A)	Interest rates are as of December 31, 2006 and exclude the effects of amortization of debt issuance costs.

(B)	The interest rate for the Floating rate Term Loan B includes an increased applicable margin in effect through March 31, 2008 and excludes the effect of any related interest rate swaps, as discussed below.

(C)	The interest rate for the Senior Notes does not include additional special interest discussed below.

(D)	Weighted average interest rate.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Principal repayment requirements for our debt over the next five years and thereafter (using rates of exchange as of December 31, 2006 for our debt denominated in foreign currencies) are as follows (in millions).

Year Ending December 31,	Amount

2007	$144
2008	4
2009	4
2010	4
2011	535
Thereafter	1,611

Total	$2,302

Senior Secured Credit Facilities

In connection with our spin-off from Alcan, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1.8 billion. These facilities consist of: (1) a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at London Interbank Offered Rate (LIBOR) plus 1.75% (subject to change based on certain leverage ratios), all of which was borrowed on January 10, 2005; and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility.

Through December 31, 2006, we satisfied the 1% per annum principal amortization requirement through fiscal year 2010, as well as $514 million of the principal amortization requirement for 2011. No further minimum principal payments are due until 2011. As of December 31, 2006, we had $708 million outstanding under this facility.

Our senior secured credit facilities include customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charges coverage ratio. Substantially all of our assets are pledged as collateral under our senior secured credit facilities.

On October 16, 2006, we amended the financial covenants to our senior secured credit facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charges coverage ratios through the quarter ending March 31, 2008. We also amended and modified other provisions of the senior secured credit facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and receivables securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying the higher applicable margins on our senior secured credit facilities, and the higher unused commitment fees on our revolving credit facilities that were instated with a prior waiver and consent agreement in May 2006. Specifically, we agreed to a 1.25% applicable margin for Term Loans maintained as Base Rate Loans, a 2.25% applicable margin for Term Loans maintained as Eurocurrency Rate Loans, a 1.50% applicable margin for Revolver Loans maintained as Base Rate Loans, a 2.50% applicable margin for Revolver Loans maintained as Eurocurrency Rate Loans and a 62.5 basis point commitment fee on the unused portion of the revolving credit facility, until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

The amended maximum total leverage, minimum interest coverage, and minimum fixed charges coverage ratios for the year ended December 31, 2006 were 7.00 to 1; 1.70 to 1; and 0.80 to 1, respectively. We were in

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

compliance with these covenants for the year ended December 31, 2006. In addition, as described below, we previously obtained waivers from our lenders related to our inability to timely file our SEC reports.

Debt issuance costs, including amendment fees, totaling $34 million have been recorded in Other long-term assets and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loans and the straight-line method for the revolving credit and letters of credit facility. The unamortized amount of these costs was $23 million and $26 million as of December 31, 2006 and 2005, respectively.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes were priced at par, bear interest at 7.25% and mature on February 15, 2015. The net proceeds of the Senior Notes were used to repay the Alcan debt. Debt issuance costs totaling $28 million have been recorded in Other long-term assets and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. The unamortized amount of these costs was $24 million and $26 million as of December 31, 2006 and 2005, respectively.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants for the year ended December 31, 2006.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement for the notes and exchange the original, privately placed notes for registered notes. The registration statement was declared effective by the SEC on September 27, 2005. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date. As a result, we began to accrue additional special interest at a rate of 0.25% from November 11, 2005. The indenture and the registration rights agreement provide that the rate of additional special interest increases by 0.25% during each subsequent 90-day period until the exchange offer closes, with the maximum amount of additional special interest being 1.00% per year. On August 8, 2006, the rate of additional special interest increased to 1.00%. On October 17, 2006, we extended the offer to exchange the Senior Notes to December 15, 2006 and on December 14, 2006, we re-extended the offer to exchange to January 4, 2007. We filed a post-effective amendment to the registration statement on December 1, 2006 which was declared effective by the SEC on December 22, 2006. We ceased paying additional special interest effective January 5, 2007.

Korean Bank Loans

In November 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a Korean won (KRW) 40 billion ($40 million) floating rate long-term loan due November 2007. We immediately entered into an interest rate swap to fix the interest rate at 4.80%.

In December 2004, we entered into a $70 million floating rate long-term loan due December 2007. We immediately entered into an interest rate and cross currency swap for this loan through a 4.55% fixed rate KRW 73 billion loan.

Additionally, in December 2004 we entered into a KRW 25 billion ($25 million) floating rate loan due December 2007. We immediately entered into an interest rate swap to fix the interest rate at 4.45%.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

In February 2005, Novelis Korea entered into a $50 million floating rate long-term loan due in February 2008. We immediately entered into an interest rate and cross-currency swap for this loan through a 5.30% fixed rate KRW 51 billion loan. In October 2005, Novelis Korea entered into a KRW 30 billion ($29 million) long-term loan at a fixed rate of 5.75% due in October 2008.

In the first quarter of 2006, we repaid our KRW 30 billion ($30 million) 5.75% fixed rate loan originally due October 2008. In May 2006, a portion of our $50 million (KRW 51 billion) 5.30% fixed rate loan was refinanced into a KRW 19 billion ($20 million) short-term floating rate loan which was repaid in June 2006. In October 2006, the balance of this loan was refinanced by two short-term floating rate loans: (1) a KRW 10 billion ($11 million) loan, which was repaid in October 2006 and (2) a KRW 20 billion ($21 million) loan, which was repaid in November 2006.

In 2006 and 2005, interest rates on other Korean bank loans for $1 million (KRW 1 billion) ranged from 3.25% to 5.5%.

Other Agreements

In 2004, we entered into a loan and a corresponding deposit-and-guarantee agreement for up to $90 million. As of December 31, 2006 and 2005, this arrangement had a balance of $80 million. We do not include the loan or deposit amounts in our consolidated balance sheets as the agreements include a legal right of setoff and we have the intent and ability to setoff.

Interest Rate Swaps

In addition to interest rate swaps on certain Korean bank loans noted above, as of December 31, 2006, we had entered into interest swaps to fix the 3-month LIBOR interest rate on a total of $200 million of the floating rate Term Loan B debt at effective weighted average interest rates and amounts expiring as follows: 3.8% on $100 million through February 3, 2007; and 3.9% on $100 million through February 3, 2008. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities, as amended, in addition to these interest rates. As of December 31, 2006, 74% of our debt was fixed rate and 26% was variable rate.

Capital Lease Obligations

In December 2004, in connection with the spin-off, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and calls for fixed quarterly payments of 1.7 million CHF, which is equivalent to $1.4 million at the exchange rate as of December 31, 2006.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and calls for fixed monthly payments of 0.1 million CHF, which is equivalent to $0.1 million at the exchange rate as of December 31, 2006.

Impact of Late SEC Filings on our Debt Agreements

The restatement of our unaudited condensed consolidated and combined financial statements for the quarters ended March 31, 2005 and June 30, 2005 (filed on May 16, 2006) resulted in delays in the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (filed on May 16, 2006), our Annual Report on Form 10-K for the year ended December 31, 2005 (filed on August 25, 2006 and amended on October 20, 2006), our Quarterly Reports on Form 10-Q for the period ended March 31, 2006 (filed on

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

September 15, 2006) and our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (filed on October 20, 2006).

The terms of our senior secured credit facility require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to the delays, we obtained a series of five waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. Fees related to the five waiver and consent agreements total $6 million, including $5 million paid during the year ended December 31, 2006. These fees are being amortized over the remaining life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Unamortized fees related to these waiver and consent agreements are included in Other long-term assets in the accompanying consolidated balance sheets and were $5 million and $1 million as of December 31, 2006 and 2005, respectively.

On July 26, 2006, we entered into a Commitment Letter with Citigroup Global Markets Inc. for financing facilities in an amount up to $2.855 billion to backstop our financing needs in the event we were not able to timely file certain SEC reports. We paid fees of approximately $4 million in conjunction with this commitment. The Commitment Letter expired on October 31, 2006. Accordingly, during the fourth quarter of 2006, we charged the $4 million in fees to Interest expense and amortization of debt issuance costs — net in our consolidated statement of operations.

Lines of Credit/Short-Term Borrowings

As of December 31, 2006, our short-term borrowings were $133 million, consisting of (1) $129 million in short-term loans in the U.S. and the U.K. under our $500 million revolving credit facility and (2) $4 million in bank overdrafts in Italy. As of December 31, 2006, $20 million of our $500 million revolving credit facility was utilized for letters of credit and we had approximately $351 million available under the credit facility.

As of December 31, 2006, we had an additional $63 million under letters of credit in Korea not included in our revolving credit facility. As of December 31, 2006, the weighted average interest rate on our total short-term borrowings was 7.70% (2.69% as of December 31, 2005).

Commitment fees related to the unused portion of the $500 million revolving credit facility, prior to the fourth waiver and consent agreement dated May 10, 2006, ranged between 0.375% and 0.5% per annum, depending on certain financial ratios. In connection with the fourth waiver and consent agreement, these commitment fees increased to 0.625%. Under the terms of the October 16, 2006 amendment to our senior secured credit facilities, these higher fees will remain in effect until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

11.	PREFERRED AND COMMON SHARES

Authorization of Shares

Upon approval by our board of directors, we may issue an unlimited number of common and preferred shares from time to time for such consideration as the board of directors determines is appropriate. The terms of any preferred shares, including dividend rates, conversion and voting rights, if any, redemption prices and similar matters will be established by the board of directors prior to issuance.

Preferred Shares

Our board of directors may, from time to time, fix the number of shares in, and determine the designation, rights, privileges, restrictions and conditions attaching to, each series of preferred shares subject to the limitations in our articles of incorporation. Holders of preferred shares are not entitled to receive notice of, or

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

to attend, any meeting of shareholders and are not entitled to vote at any such meeting, except to the extent otherwise provided in our articles of incorporation in respect of preferred shares. Holders of our preferred shares are entitled to receive dividends in such amounts and at such intervals as may be determined by our board of directors. As of December 31, 2006, there were no preferred shares issued and outstanding.

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

As a result of the potential acquisition of our common stock by Hindalco (see Note 23 — Subsequent Event), on February 10, 2007, we amended the Shareholders Rights Agreement by and between us and CIBC Mellon Trust Company, as rights agent, and our board of directors adopted resolutions deferring the Separation Time of the Rights (as such terms are defined in the Shareholders Rights Agreement) to a later date to be

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

determined by subsequent decision of the board of directors so that the transactions contemplated by the court approved plan of arrangement will not cause the rights to become exercisable.

12.	OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the components of other comprehensive income (loss) is as follows (in millions):

	Year Ended December 31,
	2006	2005	2004

Net change in foreign currency translation adjustments	$172	$(169)	$30
Net change in fair value of effective portion of hedges	(46)	—	—
Net change in minimum pension liability	16	(14)	(41)

Net other comprehensive income (loss) adjustments, before income tax effect	142	(183)	(11)
Income tax effect	(8)	11	15

Other comprehensive income (loss)	$134	$(172)	$4

Accumulated other comprehensive loss, net of income tax effects, consists of the following (in millions).

	As of December 31,
	2006	2005

Foreign currency translation adjustments	$133	$(35)
Fair value of effective portion of hedges — net	(46)	—
Minimum pension liability	—	(49)
Net actuarial loss	(83)	—
Net prior service cost	(8)	—
Net transition obligation	(1)	—

Accumulated other comprehensive loss	$(5)	$(84)

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value approximates fair value for our financial instruments that are classified as current in our consolidated balance sheets. The fair values of financial instruments that are recorded at cost and classified as long-term are summarized in the table below (in millions).

	Year Ended December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Assets
Long-term receivables from related parties	$59	$59	$71	$71
Liabilities
Long-term debt
Novelis Inc.
Floating rate Term Loan B, due 2012	259	259	342	342
7.25% Senior Notes, due 2015	1,400	1,348	1,400	1,306
Novelis Corporation
Floating rate Term Loan B, due 2012	449	449	593	593
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (CHF 57 million)	47	43	45	44
Capital lease obligation, due 2011 (CHF 4 million)	4	3	4	4
Novelis Korea Limited
Bank loan, due 2008	—	—	50	45
Bank loan, due 2008 (KRW 30 billion)	—	—	30	25
Bank loan, due 2007	70	67	70	64
Bank loan, due 2007 (KRW 40 billion)	43	41	40	36
Bank loan, due 2007 (KRW 25 billion)	27	26	25	22
Bank loans, due 2008 through 2011 (KRW 1 billion)	1	1	1	1
Other
Other debt, due 2007 through 2012	2	2	3	2
Financial commitments
Letters of credit	—	83	—	2

Other financial instruments are marked to market to adjust to fair value, and are disclosed in Note 17 — Financial Instruments and Commodity Contracts.

14.	SHARE-BASED COMPENSATION

On January 1, 2006, we adopted FASB Statement No. 123 (Revised) using the modified prospective method. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123 (Revised) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123 (Revised) that remain unvested at the adoption date will continue to be expensed over the remaining service period. The cumulative effect of the accounting change, net of tax, as of January 1, 2006 was

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

approximately $1 million, and was not considered material as to require presentation as a cumulative effect of accounting change in the accompanying consolidated and combined statements of operations. Accordingly, the expense recognized as a result of adopting FASB Statement No. 123 (Revised) was included in Selling, general and administrative expenses in our condensed consolidated statement of operations in the first quarter of 2006.

Compensation to be Settled in Stock

Novelis 2006 Incentive Plan

At our annual shareholders meeting on October 26, 2006, our shareholders approved the Novelis 2006 Incentive Plan (2006 Incentive Plan) to effectively replace the Novelis Conversion Plan of 2005 (the Conversion Plan) and Stock Price Appreciation Unit Plan (both described below). Under the 2006 Incentive Plan, up to an aggregate number of 7,000,000 shares of Novelis common stock are authorized to be issued in the form of stock options, stock appreciation rights (SARs), restricted shares, restricted share units, performance shares and other share-based incentives. Stock options and SARs expire seven years from their grant date. SARs may be settled in cash, common shares or a combination thereof, at the election of the holder. Any shares that are subject to an award under the 2006 Incentive Plan other than stock options and SARs will be counted against the 7,000,000 share limit as 1.75 shares for every one share subject to the award. The number of annual awards issued to any single employee or non-employee director is limited. The Human Resources Committee of our board of directors has the discretion to determine which employees and non-employee directors receive awards and the type, number and terms and conditions of such awards under the 2006 Incentive Plan. Generally, all vested awards expire 90 days after termination of employment, except in the case of death, disability or retirement, when any vested awards expire after one year. All awards vest immediately upon a change in control of the Company (as defined in the 2006 Incentive Plan).

2006 Stock Options

On October 26, 2006, our board of directors authorized a grant of an aggregate of 885,170 seven-year non-qualified stock options under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees. These options are comprised of equal portions of premium and non-premium options. Both the premium and non-premium options vest ratably in 25% annual increments over a four year period measured from October 26, 2006, and may be exercised, in whole or in part, once vested. However, while the premium and non-premium options carry the same exercise price of $25.53, in no event may the premium options be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equals or exceeds $28.59. If the participant retires before October 26, 2007, the options will be forfeited. If the participant retires on or after October 26, 2007, the options will continue to vest in accordance with the vesting schedule, but must be exercised no later than the third anniversary following the participant’s retirement date. In the event of the participant’s death or disability, all of the options will become immediately vested, but must be exercised no later than the first anniversary following the participant’s termination of employment. All of the options become immediately vested and exercisable, without regard to the per share price restriction on premium options, upon a change in control of the Company.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The table below shows the option activity (for both premium and non-premium options) under our 2006 Incentive Plan for the year ended December 31, 2006 (all amounts actual).

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(In years)	Value

Options outstanding as of December 31, 2005	—	—
Granted	885,170	$25.53
Exercised	—	—
Forfeited/Cancelled	(26,670)	$25.53
Expired	—	—

Options outstanding as of December 31, 2006	858,500	$25.53	6.8	$1,991,720

Options exercisable as of December 31, 2006	—	$—	—	$—

The weighted-average fair value of premium and non-premium options granted during the year ended December 31, 2006 under the 2006 Incentive Plan was $10.08 and $10.73, respectively.

We used the Monte Carlo valuation model to determine the fair value of the premium options outstanding under the 2006 Incentive Plan. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield is based on dividend payments of $0.01 per share per quarter. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. The fair value of the premium options is being amortized over the requisite service period of each award, which is from 1.0 to 4.0 years, subject to acceleration in cases where the employee elects retirement or is retirement eligible after October 26, 2007.

We used the Black-Scholes valuation model to determine the fair value of non-premium options issued. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield is based on dividend payments of $0.01 per share per quarter. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. Because we do not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options based on an extension of the “simplified method” as prescribed by SAB No. 107, Share-Based Payment, which allows for the use of a mid-point between the earliest and latest dates that an award can be exercised.

The fair value of our premium and non-premium options was estimated using the following assumptions:

2006

Expected volatility	42.20 to 46.40%
Weighted average volatility	44.30%
Dividend yield	0.16%
Risk-free interest rate	4.68 to 4.71%
Expected life	1.00 to 4.75 years

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, we had $8.3 million in unrecognized compensation expense related to non-vested premium and non-premium options under the 2006 Incentive Plan, which is expected to be recognized over a weighted average period of 3.5 years.

Novelis Conversion Plan of 2005

On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 (the Conversion Plan) to allow for 1,372,663 Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan to be replaced with options to purchase 2,723,914 of our common shares. While new options may be granted under the Conversion Plan, none have been granted through December 31, 2006. All options expire ten years from their date of grant. All converted options that were vested on the spin-off date continued to be vested. Unvested options as of the spin-off date vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date.

In October 2006, we amended the Conversion Plan to allow (1) the immediate vesting of all options upon the death or retirement of the optionee and (2) in the case of an unsolicited change of control of Novelis, all options will vest immediately. While the amendment of the Conversion Plan has been accounted for as a modification under FASB Statement No. 123 (Revised), it resulted in no incremental compensation cost as the fair value of the modified options after the modification was less than the fair value of the options immediately before the modification. However, options held by approximately 67 employees who had retired or were retirement eligible were affected by this modification, which included the accelerated vesting of 821,318 options for 20 employees who had previously retired. As a result of this modification, we accelerated the vesting for employees who previously retired and shortened the requisite service period for all remaining employees based on their retirement eligibility date. We recorded additional compensation expense of $4.1 million in the fourth quarter of 2006 as a result of this modification.

The following table shows the option activity in our Conversion Plan for the year ended December 31, 2006 (all amounts actual).

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Options	Price	(In years)	Value

Options outstanding as of December 31, 2005	2,704,790	$21.60
Granted	—	—
Exercised	(134,686)	$17.37
Forfeited/Cancelled	(55,827)	$20.90
Expired	—	—

Options outstanding as of December 31, 2006	2,514,277	$21.84	6.4	$15,103,628

Options exercisable as of December 31, 2006	1,562,176	$21.87	6.1	$9,336,856

We used the Black-Scholes valuation model to determine the fair value of the options outstanding. Because we had no trading history at the time of the valuation, we used historical stock price volatility data from comparable companies to determine expected volatility assumptions. The annual expected dividend yield was based on our then current and anticipated dividend payments. Risk-free interest rates were based on U.S. Treasury bond yields, compounded daily, consistent with the expected lives of the options. Because we did not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options based on the lesser of the expected term of six years or the remaining life of the option.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

No new options under the Conversion Plan have been granted since its adoption in January 2005 and therefore, we have not changed the assumptions we used to measure the fair value of the options. The fair value of each option was estimated using the following assumptions:

	2005	2004

Expected volatility	30.30%	27.87 to 29.16%
Weighted-average volatility	30.30%	27.87%
Dividend yield	1.56%	1.85 to 1.88%
Risk-free interest rate	2.88 to 3.73%	3.39 to 4.56%
Expected life	0.70 to 5.70 years	6.00 years

The weighted average fair value of options granted or modified during the years ended December 31, 2005 and 2004 under the 2005 Conversion Plan (and the predecessor Alcan plan) was $6.97 and $12.26, respectively.

The total intrinsic value of options exercised under our 2005 Conversion Plan during the years ended December 31, 2006 and 2005 was $1.3 million and $0.2 million, respectively. During the year ended December 31, 2006, we had 1,423,930 options vest, with a total fair value of $9.8 million.

Cash received from options exercised under the 2005 Conversion Plan was $3.7 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from the option exercises were $0.1 million and nil for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, we had $2.0 million in unrecognized compensation expense related to non-vested options under the 2005 Conversion Plan, which is expected to be recognized over a weighted average period of 1.9 years.

Recognition Awards

On September 25, 2006, we entered into Recognition Agreements and granted Recognition Awards to certain executive officers and other key employees (Executives) to retain and reward them for continued dedication towards corporate objectives. Under the terms of these agreements, Executives who remain continuously employed by us through the vesting dates of December 31, 2007 and December 31, 2008 are entitled to receive one-half of their total Recognition Awards on each vesting date, payable in shares of Novelis common stock pursuant to the terms of the 2006 Incentive Plan.

The number of Recognition Awards payable under the agreements varies by Executive. Currently, there are 145,800 shares subject to award. In accordance with the provisions of FASB Statement No. 123 (Revised), we valued these awards as of the issuance date and are recognizing their cost over the requisite service period of the Executives.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The table below shows the activity for our Recognition Awards for the year ended December 31, 2006 (all amounts actual).

Weighted
Average
	Number	Grant Date
	of Shares	Fair Value

Recognition Awards as of December 31, 2005	—	—
Granted	145,800	$23.15
Vested	—	—
Forfeited	—	—

Recognition Awards as of December 31, 2006	145,800	$23.15

As of December 31, 2006, there was approximately $1.3 million and $1.5 million of unamortized compensation expense related to each of the two vesting dates for the Recognition Awards, which is expected to be recognized over the next 1.0 years and 2.0 years, respectively.

As a result of the potential acquisition of our common stock by Hindalco Industries Limited (Hindalco) (see Note 23 — Subsequent Event), on February 10, 2007, our board of directors adopted resolutions to amend the Recognition Awards with the Executives. As amended, if the Executive remains continuously employed by us through the vesting dates of December 31, 2007 and December 31, 2008, the Executive is entitled to the awards payable in either, at the option of Hindalco, (i) Hindalco common shares in certain circumstances (upon the approval of the Executive) or (ii) an amount in cash in each case equivalent to the value of Novelis common shares determined at the effective time of the court approved plan of arrangement.

Compensation to be Settled in Cash

Stock Appreciation Rights

On October 26, 2006, our board of directors authorized a grant of 381,090 Stock Appreciation Rights (SARs) under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees (as discussed above). The terms of the SARs are identical in all material respects to those of the stock options issued under the 2006 Incentive Plan, except that the incremental increase in the value of the SARs is settled in cash rather than shares of Novelis’ common stock at the time of exercise. The SARs are comprised of two equal portions: premium and non-premium SARs. Both the premium and non-premium SARs vest ratably in 25% annual increments over the four-year period measured from October 26, 2006, and may be exercised, in whole or in part, once vested. However, while the premium and non-premium SARs carry the same exercise price of $25.53, in no event may the premium SARs be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equals or exceeds $28.59. If the participant retires before October 26, 2007, the SARs will be forfeited. If the participant retires on or after October 26, 2007, SARs will continue to vest in accordance with the vesting schedule, but must be exercised no later than the third anniversary following the participant’s retirement date. In the event of the participant’s death or disability, all of the SARs will become immediately vested, but must be exercised no later than the first anniversary following the participant’s termination of employment. All of the SARs will become immediately vested and exercisable, without regard to the per share price restriction on premium award shares, upon a change in control of the Company.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The table below shows the SARs activity (for both premium and non-premium SARs) under our 2006 Incentive Plan for the year ended December 31, 2006 (all amounts actual).

Weighted
Average
Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SARs	Exercise Price	(In years)	Value

SARs outstanding as of December 31, 2005	—	—
Granted	381,090	$25.53
Exercised	—	—
Forfeited/Cancelled	—	—
Expired	—	—

SARs outstanding as of December 31, 2006	381,090	$25.53	6.8	$884,128

SARs exercisable as of December 31, 2006	—	$—	—	$—

We used the Monte Carlo valuation model to determine the fair value of the premium SARs outstanding under the 2006 Incentive Plan. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. Because our trading history is shorter than the expected life of the SARs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield is based on dividend payments of $0.01 per share per quarter. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected remaining lives of the premium SARs. The fair value of the premium SARs is being amortized over the requisite remaining service period of each award, which is from 0.83 to 3.83 years, subject to acceleration in cases where the employee elects retirement or is retirement eligible after October 26, 2007.

We used the Black-Scholes valuation model to determine the fair value of the non-premium SARs outstanding. Because our trading history is shorter than the expected life of the SARs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield is based on dividend payments of $0.01 per share per quarter. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected remaining lives of the SARs. Because we do not have a sufficient history of SAR exercise or cancellation, we estimated the expected remaining life of the SARs based on an extension of the “simplified method” as prescribed by SAB No. 107, Share-Based Payment.

The fair value of each premium and non-premium SAR under the 2006 Incentive Plan was estimated as of December 31, 2006 using the following assumptions:

Expected volatility	40.80 to 45.40%
Weighted average volatility	43.10%
Dividend yield	0.14%
Risk-free interest rate	4.67 to 4.71%
Expected life	0.83 to 4.57 years

As of December 31, 2006, we had $4.2 million in unrecognized compensation expense related to non-vested premium and non-premium SARs under the 2006 Incentive Plan, which is expected to be recognized over a weighted average period of 3.4 years.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Stock Price Appreciation Unit Plan

Prior to the spin-off, some Alcan employees who later transferred to Novelis held Alcan stock price appreciation units (SPAUs). These units entitled them to receive cash equal to the excess of the market value of an Alcan common share on the exercise date of a SPAU over the market value of an Alcan common share on its grant date. On January 6, 2005, these employees received 418,777 Novelis SPAUs to replace their 211,035 Alcan SPAUs at a weighted average exercise price of $22.04. All converted SPAUs that were vested at the spin-off date continued to be vested. Unvested SPAUs vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date. In a case of a change in control of Novelis, all SPAUs shall become immediately exercisable.

In October 2006, we amended the SPAUs to allow the continued vesting of all SPAUs upon the death or retirement of the employee. While the amendment of the SPAUs has been accounted for as a modification under FASB Statement No. 123 (Revised), it resulted in no incremental compensation cost since the fair value of the modified SPAUs after the modification was less than the fair value of the SPAUs immediately before the modification. However, SPAUs held by approximately 7 employees who were retirement eligible were affected by this modification, which included an acceleration of $1.3 million in compensation cost recognized in the fourth quarter of 2006.

The table below shows the activity in our SPAU Plan for the year ended December 31, 2006 (all amounts actual).

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SPAUs	Exercise Price	(In years)	Value

SPAUs outstanding as of December 31, 2005	418,777	$22.04
Granted	—	—
Exercised	(372)	$21.49
Forfeited/Cancelled	—	—
Expired	—	—

SPAUs outstanding as of December 31, 2006	418,405	$22.04	7.1	$2,432,385

SPAUs exercisable as of December 31, 2006	115,047	$21.53	6.9	$727,141

Upon adoption of FASB Statement No. 123 (Revised), we changed from the intrinsic value method to the Black-Scholes valuation model to estimate the fair value of SPAUs granted to employees and to determine the fair value of the SPAUs outstanding. Because our trading history is shorter than the expected life of the SPAUs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield is based on dividend payments of $0.01 per share per quarter. Risk-free interest rates are based on U.S. Treasury spot rates consistent with the expected remaining lives of the SPAUs. Because we do not have a sufficient history of SPAU exercise or cancellation, we estimated the expected remaining life of the SPAUs based on an extension of the “simplified method” as prescribed by SAB No. 107.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The fair value of each SPAU was estimated as of December 31, 2006 using the following assumptions:

Expected volatility	36.20 to 40.30%
Weighted average volatility	39.32%
Dividend yield	0.14%
Risk-free interest rate	4.67 to 4.80%
Expected life	2.37 to 4.37 years

During the year ended December 31, 2006, we had 101,104 SPAUs vest with a total fair value of $1.2 million.

As of December 31, 2006, there was $0.6 million of unamortized compensation cost related to non-vested SPAUs, which is expected to be recognized over a remaining vesting period of 1.8 years.

Total Shareholder Returns Performance Plan

Some Alcan employees who later transferred to Novelis were entitled to receive cash awards under the Alcan Total Shareholder Returns Performance Plan (TSR). TSR was a cash incentive plan that rewarded eligible employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index, measured over three-year periods starting on October 1, 2002 and 2003. On January 6, 2005, these employees immediately ceased participating in and accruing benefits under the TSR. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the spin-off. The accrued awards for all of the TSR participants were converted into 452,667 Novelis restricted share units (RSUs). At the end of each performance period, each holder of RSUs will receive net proceeds based on the price of Novelis common shares at that time, including declared dividends.

In October 2005, an aggregate of $7 million was paid to employees who held RSUs that had vested on September 30, 2005. In October 2006, 120,949 RSUs and related dividends outstanding were paid to employees in the aggregate amount of $2.8 million.

The table below shows our RSU activity for the year ended December 31, 2006. RSUs granted represent the unit equivalent of dividends earned during the period (all amounts actual).

			Aggregate
	Number of	Redemption	Intrinsic
	RSUs	Price	Value

RSUs outstanding as of December 31, 2005	119,842	$20.89
Granted/Dividends	1,107
Exercised	(120,949)
Forfeited/Cancelled	—

RSUs outstanding as of December 31, 2006	—	$—	$—

Deferred Share Unit Plan for Non-Executive Directors

On January 5, 2005, Novelis established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the election of each non-executive director). The number of DDSUs is determined by dividing the quarterly amount payable, as elected, by the average closing prices of a common share on the Toronto Stock Exchange (TSX) and New York Stock Exchange (NYSE) on the last five trading days of each quarter.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Additional DDSUs representing the equivalent of dividends declared on common shares are credited to each holder of DDSUs. The number of DDSUs outstanding as of December 31, 2006 and 2005 includes DDSUs issued on January 1, 2007 and 2006, respectively, as the required service was provided by each year-end.

The DDSUs are redeemable in cash and/or in shares of our common stock following the participant’s retirement from the board. The redemption amount is calculated by multiplying the accumulated balance of DDSUs by the average closing price of a common share on the TSX and NYSE on the last five trading days prior to the redemption date.

The table below shows our DDSU activity for the year ended December 31, 2006 (all amounts actual).

			Aggregate
	Number of	Redemption	Intrinsic
	DDSUs	Price	Value

DDSUs outstanding as of December 31, 2005	57,051	$20.94
Granted	54,988
Exercised	—
Forfeited	—
Expired/Cancelled	—

DDSUs outstanding as of December 31, 2006	112,039	$27.11	$3,037,707

Novelis Founders Performance Awards

In March 2005 (and amended and restated in March 2006), Novelis established a plan to reward certain key executives with Performance Share Units (PSUs) if Novelis common share price improvement targets were achieved within specific time periods. There are three equal tranches of PSUs, and each has a specific share price improvement target. For the first tranche, the target share price of $23.57 applies for the period from March 24, 2005 to March 23, 2008. For the second tranche, the target share price of $25.31 applies for the period from March 24, 2006 to March 23, 2008. For the third tranche, the target share price of $27.28 applies for the period from March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the later of six months from the date the specific common share price target is reached or twelve months after the start of the performance period, and will be based on the average of the daily common share closing prices on the NYSE for the last five trading days prior to the payment date. Upon a participant’s termination due to retirement, death or disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any other termination, all PSUs will be forfeited. Additionally, upon a change in control, all PSUs awarded prior to the change in control event will be paid. However, any PSUs that have not been awarded prior to the change in control will be forfeited. In March 2006, our board of directors amended the PSUs in order to clarify that PSUs would only be awarded under the second and third tranches for performance periods beginning in 2006 and 2007, respectively, if the share price met the applicable threshold for 15 consecutive days during an open trading window.

The share price improvement targets for the first tranche were achieved and 180,350 PSUs were awarded on June 20, 2005. For the year ended December 31, 2005, 1,650 PSUs were forfeited and 178,700 remained outstanding. In March 2006, 46,850 PSUs were forfeited and 131,850 PSUs were ultimately paid out. The liability for the first tranche was accrued over its term, was valued on March 24, 2006, and was paid in April 2006 in the aggregate amount of $2.7 million.

Upon adoption of FASB Statement No. 123 (Revised), we changed our valuation technique to the Monte Carlo valuation model due to the fact that the PSUs contain a market condition for vesting of the award. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

condition stipulated in the award and calculates the fair market value of each award. We used our own historical stock price volatility to determine expected volatility assumptions. The annual expected dividend yield is based on dividend payments of $0.01 per share per quarter. The risk-free interest rate represents U.S. Treasury Strip yields as of the valuation date. The fair value of the PSUs is amortized over the derived service period of each tranche, which is up to three years, subject to acceleration in the event the vesting condition is met (as defined above).

The fair value of each PSU was estimated as of December 31, 2006 using the following assumptions:

Expected volatility	37.00%
Weighted average expected volatility	37.00%
Dividend yield	0.14%
Risk-free interest rate	4.75%
Expected life (derived service periods)	0.93 to 1.23 years

As of December 31, 2006, there was approximately $0.6 million of unamortized compensation expense related to the second tranche of 94,450 PSUs, which is expected to be recognized over the next 0.93 years, and approximately $0.6 million of unamortized compensation expense related to the third tranche of 94,450 PSUs, which is expected to be recognized over the next 1.23 years.

In February 2007, as a result of the potential acquisition of our common stock by Hindalco (see Note 23 — Subsequent Event), our board of directors recognized that the applicable share price threshold had been (or would likely be) met with respect to the second tranche and would probably be met for the third tranche, but in light of the insiders’ awareness of the possibility of a change in control transaction, they have been subject to a trading blackout. Moreover, it is unlikely that a 15 day open trading window under the Novelis disclosure and insider trading policies will arise prior to the potential closing of the change in control transaction (estimated to be by the end of the second quarter of 2007). Accordingly, on February 10, 2007, our board of directors further amended the PSUs in order to provide that the applicable threshold for (a) the second tranche will be met as of February 28, 2007, and (b) the third tranche will be met as of March 26, 2007, for purposes of PSUs to be awarded.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Compensation Cost

Total share-based compensation expense for the years ended December 31, 2006, 2005 and 2004, including amounts related to the cumulative effect of an accounting change (exclusive of income taxes) from adopting FASB Statement No. 123 (Revised) on January 1, 2006, is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our consolidated and combined statements of operations.

	Year Ended December 31,
	2006	2005	2004

Compensation Settled in Stock:
Novelis 2006 Incentive Plan	$0.7	$—	$—
Novelis Conversion Plan of 2005	7.3	3.1	1.7
Recognition Awards	0.5	—	—

	8.5	3.1	1.7

Compensation Settled in Cash:
Novelis 2006 Incentive Plan (Stock Appreciation Rights)	0.4	—	—
Stock Price Appreciation Unit Plan	4.5	—	—
Total Shareholder Returns Performance Plan	0.2	(0.4)	3.4
Deferred Share Unit Plan for Non-Executive Directors	1.8	1.8	—
Novelis Founders Performance Awards	2.7	1.9	—
Deferred Share Agreements	—	0.5	0.8

	9.6	3.8	4.2

Total Share-Based Compensation Expense	$18.1	$6.9	$5.9

15.	POSTRETIREMENT BENEFIT PLANS

Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada and the U.K., unfunded pension plans in Germany, and unfunded lump sum indemnities in France, South Korea, Malaysia and Italy. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

Some of our employees participated in defined benefit plans that were previously managed by Alcan in the U.S., the U.K. and Switzerland. These benefits are generally based on the employee’s years of service and the highest average eligible compensation before retirement.

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

b) In the U.K., the sponsorship of the Alusuisse Holdings U.K. Ltd Pension Plan was transferred from Alcan to us, and the plan was renamed the Novelis U.K. Pension Plan. No new plan was established. Approximately 575 of our employees who had participated in the British Alcan RILA Plan remained in

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

that plan for 2005. As agreed with the trustees of the plan, we were responsible for remitting to Alcan both the employee and employer contributions for the 2005 year; and

c) In Switzerland, we became a participating employer in the Alcan Swiss Pension Plan. Our employees are participating in this plan for up to one year (or longer with Alcan approval) provided we make the required pension contributions. We made contributions of $3 million for each of the years ended December 31, 2006 and 2005. Upon withdrawal from the Alcan Swiss Pension Plan, we are responsible for the pension liabilities related to our employees and we will receive assets per applicable Swiss law. As of December 31, 2006, the projected benefit obligation related to our employees was approximately $73 million and total plan assets were approximately ninety-nine percent of the plan’s projected benefit obligations.

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

Pension Plan for Officers — The Pension Plan for Officers (PPO) provides for pensions calculated on service up to 20 years as an officer of Novelis or Alcan and eligible earnings. Eligible earnings are based on the excess of the average of an employee’s highest 60 consecutive months of salary and target short-term incentive award over eligible earnings in the U.S. Plan or U.K. Plan, as applicable. Pensions are normally paid as a lifetime annuity. Payments are not subject to Social Security or other offsets. After we make the final payment to our former Chief Executive Officer, this plan will be terminated.

The board of directors reviewed management’s recommendations with respect to certain modifications of our postretirement benefit plans. On October 28, 2005, our board of directors approved and adopted the following changes related to our postretirement benefit plans:

a) New hires (on or after January 1, 2005 in the U.S., on or after January 1, 2006 in Canada and the U.K. or on or after September 30, 2006 in Germany) will generally participate in Defined Contribution (DC) rather than Defined Benefit (DB) plans. The Novelis board of directors also approved the adoption of the Novelis Savings and Retirement Plan effective December 1, 2005. This plan replaced the Alcancorp Employees’ Savings Plan (for non-union U.S. employees) and added a retirement account feature for new hires not eligible for a DB plan. New defined contribution pension plans were established in Canada, the U.K. and Germany during 2006;

b) As a result of the spin-off, account balances in Alcan’s savings plans in the U.S. and Canada were transferred to the newly established Novelis Savings and Retirement Plan (for non-union U.S. employees), the Novelis Hourly Savings Plan (for hourly union U.S. employees) and the Novelis Savings Plan (Canada) for all Canadian employees; and

c) Pursuant to the Employee Matters Agreement (EMA) between Alcan and Novelis, active Novelis transferred employees continued to participate in the Alcancorp Pension Plan (ACPP) until December 31, 2005. Effective October 28, 2005, the Novelis board of directors approved the adoption of Novelis DB pension arrangements (to be called the Novelis Pension Plan (NPP) in the U.S.) for employees who participated in a DB plan with Alcan. Under the terms of the EMA and subject to Internal Revenue Service (IRS) requirements, assets and liabilities were transferred from ACPP to the new NPP for all transferred employees who were actively employed on December 31, 2005. Similar transfers will occur in

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Canada and the U.K. for pension plans, but only for employees who elect to have their accrued pensions transferred to Novelis.

In 2006, the following occurred related to existing Alcan pension plans covering our employees:

a) Novelis assumed coverage for employees participating in the ACPP and the Alcan Supplemental Executive Retirement Plan effective January 1, 2006 for future service. The assets of $178 million and liabilities of $200 million, as of January 1, 2006, associated with these employees for service prior to January 1, 2006 were transferred from the ACPP to the Novelis Pension Plan. Effective January 1, 2006 the accrued postretirement pension costs related to the transfer of employees from the ACPP and the Alcan Supplemental Executive Retirement Plan were $43 million and $7 million, respectively; and

b) In the U.K., former Alcan employees who subsequently became Novelis employees could elect to exit the British Alcan RILA plan and begin participating in the Novelis U.K. pension plan. Of the approximate 575 Novelis employees who had participated in the British Alcan RILA plan, 377 elected to keep their past service with the British Alcan RILA plan. Novelis made a payment of $7 million to the British Alcan RILA plan to pay the statutory withdrawal liability.

Results of Adopting FASB Statement No. 158

On September 29, 2006, the FASB issued FASB Statement No. 158, which required us to recognize on our balance sheet the funded status of our defined benefit plans, with an offsetting adjustment to Accumulated other comprehensive loss in Shareholders’ equity. We adopted FASB Statement No. 158 as of December 31, 2006, and the table below presents the impact of applying the provisions of FASB Statement No. 158 on our consolidated balance sheet as of December 31, 2006 (in millions).

	Before Application		After Application
	of FASB Statement		of FASB Statement
	No. 158	Adjustments	No. 158

Investment in and advances to non-consolidated affiliates	$158	$(8)	$150
Total assets	5,800	(8)	5,792
Accrued postretirement benefits	351	74	425
Deferred income tax liabilities	169	(27)	142
Total liabilities	5,392	47	5,439
Accumulated other comprehensive income (loss)	50	(55)	(5)
Total shareholders’ equity	250	(55)	195

Employer Contributions to Pension Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less.

We also participate in savings plans in Canada and the U.S. as well as defined contribution pension plans in the U.K., Canada, Germany, Malaysia and Brazil.

We contributed the following amounts to all plans, including the Alcan plans covering our employees, discussed above (in millions).

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2006			2005
	Novelis	Alcan		Novelis	Alcan
	Plans	Plans	Total	Plans	Plans	Total

Funded pension plans	$36	$3	$39	$16	$11	$27
Unfunded pension plans	15	7	22	12	4	16
Savings and defined contribution pension plans	11	1	12	9	—	9

Total contributions	$62	$11	$73	$37	$15	$52

We expect to contribute an additional $37 million to our funded pension plans; $18 million to our unfunded pension plans and $11 million to our savings and defined contribution pension plans during 2007.

Investment Policy and Asset Allocation

Each funded pension plan is governed by an Investment Fiduciary, who establishes an investment policy appropriate for the pension plan. The Investment Fiduciary is responsible for selecting the asset allocation for each plan, monitoring investment managers, monitoring returns versus benchmarks and compliance with the investment policy. Pension assets are diversified across major asset classes and are primarily invested in publicly traded stocks and high quality bonds, with small allocations to real estate and other assets.

The targeted allocation ranges by asset class, and the actual allocation percentages for each class for the years ended December 31, 2006 and 2005 are listed in the table below.

		Allocation in
	Target	Aggregate as of
	Allocation	December 31,
Category of Asset	Ranges	2006	2005

Equity securities	50 - 70%	57%	54%
Debt securities	30 - 50%	41%	41%
Real estate	0 - 3%	2%	3%
Other	0 - 5%	—%	2%

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements

The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits for the years ended December 31, 2006 and 2005 (in millions). Other Benefits in the tables below include unfunded healthcare and life insurance benefits provided to retired employees in Canada and the U.S.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation as of January 1,	$575	$550	$122	$115
Service cost	42	23	5	4
Interest cost	44	29	7	7
Members’ contributions	4	2	—	—
Benefits paid	(30)	(26)	(8)	(7)
Amendments	1	2	—	(3)
Transfers/mergers	209	(3)	1	—
Curtailments/settlements/termination benefits	(5)	—	—	—
Actuarial (gains) losses	(10)	40	12	6
Currency (gains) losses	47	(42)	—	—

Benefit obligation as of December 31,	$877	$575	$139	$122

Benefit obligation of funded plans	$690	$414	$—	—
Benefit obligation of unfunded plans	187	161	139	$122

Benefit obligation as of December 31,	$877	$575	$139	$122

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Change in fair value of plan assets
Fair value of plan assets as of January 1,	$301	$290	$—	$—
Actual return on plan assets	41	23	—	—
Members’ contributions	4	2	—	—
Benefits paid	(30)	(26)	—	—
Company contributions	51	28	—	—
Transfers/mergers	178	—	—	—
Currency gains (losses)	23	(16)	—	—

Fair value of plan assets as of December 31,	$568	$301	$—	$—

Funded Status
Assets less than benefit obligation of funded plans	$(122)	$(113)	—	—
Benefit obligation of unfunded plans	(187)	(161)	$(139)	$(122)

Funded Status as of December 31,	$(309)	$(274)	$(139)	$(122)

Unamortized
-actuarial losses	N/A	$92	N/A	$23
-prior service cost	N/A	15	N/A	(1)
Minimum pension liability	N/A	(62)	N/A	—
Intangible assets	N/A	11	N/A	—
Accumulated other comprehensive income	N/A	51	N/A	—

Net amounts recognized in consolidated balance sheets	N/A	$(167)	N/A	$(100)

Amount recognized for funded plans	N/A	$(44)	N/A	$—
Amount recognized for unfunded plans	N/A	(123)	N/A	(100)

Net amounts recognized in consolidated balance sheets	N/A	$(167)	N/A	$(100)

The postretirement assets and liabilities recognized are included in the following captions in our consolidated balance sheets (in millions).

	Pension Benefits		Other Benefits
	As of December 31,
	2006	2005	2006	2005

Other long-term assets — third parties	$2	N/A	$—	N/A
Accrued expenses and other current liabilities	(18)	N/A	(7)	N/A
Accrued post retirement benefits	(293)	N/A	(132)	N/A

Net amounts recognized in consolidated balance sheets	$(309)	N/A	$(139)	N/A

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The postretirement amounts recognized in Accumulated other comprehensive loss, before tax effects, are presented in the table below (in millions).

	Pension Benefits		Other Benefits
	As of December 31,
	2006	2005	2006	2005

Net actuarial loss	$84	N/A	$34	N/A
Prior service cost (credit)	16	N/A	(3)	N/A
Net transition obligation	—	N/A	1	N/A

Total postretirement amounts recognized in Accumulated other comprehensive loss	$100	N/A	$32	N/A

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2006 and 2005 are presented in the table below (in millions).

	As of December 31,
	2006	2005

Projected benefit obligation	$599	$541

Accumulated benefit obligation	$531	$479

Fair value of plan assets	$323	$265

Future Benefit Payments

Expected benefit payments for the next ten years are listed in the table below (in millions).

	Pension	Other
	Benefits	Benefits

2007	$35	$8
2008	35	8
2009	37	8
2010	39	8
2011	42	8
2012 through 2016	265	40

Total	$453	$80

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 are listed in the table below (in millions).

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Net periodic benefit cost
Service cost	$42	$23	$27	$5	$4	$4
Interest cost	44	29	37	7	7	6
Expected return on assets	(38)	(20)	(28)	—	—	—
Amortization
— actuarial losses	6	5	4	1	1	1
— prior service cost	2	2	4	—	—	—
Curtailment/settlement losses	(4)	—	(19)	—	—	—

Net periodic benefit cost	52	39	25	13	12	11

Proportionate share of non-consolidated affiliate’s deferred pension costs, net of $2 million of tax in 2006	4	—	—	—	—	—

Total net periodic costs recognized	$56	$39	$25	$13	$12	$11

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during 2007 are $5 million and $3 million, respectively. The estimated net loss for the other postretirement plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during 2007 is $2 million.

Actuarial Assumptions and Sensitivity Analysis

The weighted average assumptions used to determine benefit obligations for the years ended December 31, 2006, 2005 and 2004 are listed in the table below.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Weighted average assumptions used to determine benefit obligations as of December 31,
Discount rate	5.4%	5.1%	5.4%	5.7%	5.7%	5.8%
Average compensation growth	3.8%	4.0%	3.6%	3.9%	3.9%	4.0%

Weighted average assumptions used to determine net periodic benefit cost for the year ended December 31,
Discount rate	5.1%	5.4%	5.8%	5.7%	5.8%	6.2%
Average compensation growth	3.9%	4.2%	3.3%	3.9%	4.0%	3.7%
Expected return on plan assets	7.3%	7.4%	8.3%	—	—	—

In selecting the appropriate discount rate for each plan, we generally used a country-specific, high-quality corporate bond index, adjusted to reflect the duration of the particular plan. In the U.S., the discount rate was

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

calculated by matching the plan’s projected cash flows with similar duration high-quality corporate bonds to develop a present value, which was then calibrated to develop a single equivalent discount rate.

In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term.

We provide unfunded healthcare and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $8 million in 2006 and $7 million in 2005. The assumed healthcare cost trend used for measurement purposes is 8.0% for 2007, decreasing gradually to 5.0% in 2013 and remaining at that level thereafter. A change of one percentage point in the assumed healthcare cost trend rates would have the following effects (in millions).

	Other Benefits
	1% Increase	1% Decrease

Sensitivity Analysis
Effect on service and interest costs	$2	$(1)
Effect on benefit obligation	$11	$(10)

In addition, we provide post-employment benefits, including disability, jubilees, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits. Other long-term liabilities on our consolidated balance sheets includes $24 million and $20 million as of December 31, 2006 and 2005, respectively, for these benefits.

16.	CURRENCY GAINS (LOSSES)

The following currency gains (losses) are included in Other income — net in the accompanying consolidated and combined statements of operations (in millions).

	Year Ended December 31,
	2006	2005	2004

Net gain (loss) on change in fair value of currency derivative instruments	$(24)	$96	$(23)
Net gain (loss) on translation of monetary assets and liabilities	8	6	(4)

	$(16)	$102	$(27)

The following currency gains (losses) are recorded in Accumulated other comprehensive income (loss).

	Year Ended December 31,
	2006	2005	2004

Cumulative currency translation adjustment — beginning of year	$(35)	$120	$90
Effect of changes in exchange rates	168	(155)	30

Cumulative currency translation adjustment — end of year	$133	$(35)	$120

17.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures. Alcan is the principal counterparty to our aluminum forward contracts.

During the first quarter of 2006, we implemented hedge accounting for certain of our cross-currency swaps with respect to intercompany loans to several European subsidiaries and forward exchange contracts. As of December 31, 2006, we had $712 million of cross-currency swaps (Euro 475 million, British Pound (GBP) 62 million and Swiss Franc (CHF) 35 million) and $131 million of forward foreign exchange contracts (304 million Brazilian real (BRL)).

The Euro and GBP cross-currency swaps have been designated as net investment hedges, while the CHF cross-currency swaps and the BRL forward foreign exchange contracts have been designated as cash flow hedges.

For contracts designated as net investment hedges and cash flow hedges, we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive loss within Shareholders’ equity in the accompanying consolidated balance sheet. During the year ended December 31, 2006, the change in fair value of the effective and interest portions of our net investment hedges was a loss of $53 million. During the year ended December 31, 2006, the change in fair value of the effective portion of our cash flow hedges was a gain of $7 million. Accordingly, $46 million of cumulative pre-tax net losses are included in Accumulated other comprehensive loss as of December 31, 2006.

As of December 31, 2006, the amount of effective net gains and losses expected to be realized during the next twelve months is $6 million. No cash flow hedges were discontinued during the year ended December 31, 2006. The maximum period over which we have hedged our exposure to cash flow variability is through February 2015.

The fair values of our financial instruments and commodity contracts as of December 31, 2006 were as follows (in millions).

	Maturity			Net Fair
As of December 31, 2006	Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2007 through 2011	$12	$(20)	$(8)
Interest rate swaps	2007 through 2008	2	—	2
Cross-currency swaps	2007 through 2015	4	(95)	(91)
Aluminum forward contracts	2007 through 2009	67	(12)	55
Aluminum options	2007	2	—	2
Electricity swap	2016	47	—	47
Embedded derivative instruments	2007	16	—	16
Natural gas swaps	2007	—	(2)	(2)

Total fair value		150	(129)	21
Less: current portion(A)		106	(42)	64

Noncurrent portion(A)		$44	$(87)	$(43)

(A)	The amounts of the current and noncurrent portions of fair values under assets are each presented in the accompanying consolidated balance sheets. The amounts of the current and noncurrent portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The fair values of our financial instruments and commodity contracts as of December 31, 2005 were as follows (in millions).

	Maturity			Net Fair
As of December 31, 2005	Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2006 through 2011	$15	$(9)	$6
Interest rate swaps	2006 through 2008	5	—	5
Cross-currency swaps	2006 through 2015	—	(24)	(24)
Aluminum forward contracts	2006 through 2009	87	(7)	80
Aluminum options	2006	109	—	109
Electricity swap	2016	68	—	68

Total fair value		284	(40)	244
Less: current portion(A)		194	(22)	172

Noncurrent portion(A)		$90	$(18)	$72

(A)	The amounts of the current and noncurrent portions of fair values under assets are each presented in the accompanying consolidated balance sheets. The amounts of the current and noncurrent portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

18.	INCOME TAXES

We provide for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change (and after removing our Equity in net income of non-consolidated affiliates) are as follows (in millions).

	Year Ended December 31,
	2006	2005	2004

Domestic (Canada)	$(100)	$(40)	$(25)
Foreign (all other countries)	(194)	258	250

Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share, cumulative effect of accounting change and equity in net income of non-consolidated affiliates	$(294)	$218	$225

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The significant components of the Provision (benefit) for taxes on income (loss) are as follows (in millions).

	Year Ended December 31,
	2006	2005	2004

Current income taxes (benefit)
Canada	$1	$11	$(11)
Foreign (all other countries)	72	66	80

Total current	73	77	69

Deferred income taxes (benefit)
Canada	4	(15)	2
Foreign (all other countries)	(81)	45	95

Total deferred	(77)	30	97

Total provision (benefit) for taxes on income (loss)	$(4)	$107	$166

A reconciliation of the Canadian statutory tax rates to our effective tax rates for the years presented is as follows (in millions).

	Year Ended December 31,
	2006	2005	2004

Canadian Statutory tax rate	33.0%	33.0%	33.0%

Income taxes (benefit) at the Canadian statutory rate	$(97)	$72	$74
Increase (decrease) in tax rate resulting from:
Exchange translation items	15	23	13
Exchange remeasurement of deferred income taxes	3	1	2
Change in valuation allowances	71	5	42
Tax credits and other allowances	—	(2)	(3)
Expense/income items with no tax effect — net	13	7	(2)
Tax rate differences on foreign earnings	(15)	5	10
Withholding tax in connection with the spin-off	—	—	21
Other — net	6	(4)	9

Provision (benefit) for taxes on income (loss)	$(4)	$107	$166

Effective tax rate	1.4%	49.1%	73.8%

For the year ended December 31, 2006, our effective tax rate is less than the benefit at the Canadian statutory rate due primarily to (1) increases in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (2) pre-tax foreign currency gains or losses with no tax effect plus the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, collectively shown above as exchange translation items. These are also the predominant reconciling items between our effective tax rate and the Canadian statutory rate in the previous years.

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

purposes, and the impact of available net operating loss (NOL) and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered.

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	As of December 31,
	2006	2005

Deferred income tax assets
Provisions not currently deductible for tax purposes	$219	$183
Tax losses/benefit carryforwards	238	101
Other assets	46	20

Total deferred income tax assets	503	304
Less: valuation allowance	(123)	(73)

Net deferred income tax assets	$380	$231

Deferred income tax liabilities
Property, plant and equipment	$223	$239
Inventory valuation	103	48
Other liabilities	111	127

Total deferred income tax liabilities	$437	$414

Total deferred income tax liabilities	$437	$414
Less: Net deferred income tax assets	380	231

Net deferred income tax liabilities	$57	$183

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that valuation allowances of $123 million and $73 million were necessary as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, we had net operating loss carryforwards of approximately $200 million (tax effected) and tax credit carryforwards of $38 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards begin expiring in 2007 with some amounts being carried forward indefinitely. As of December 31, 2006, valuation allowances of $88 million and $21 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in the U.S., U.K., Canada, France, and Italy. For the year ended December 31, 2006, the benefit for taxes on loss excluded $19 million of tax benefits which were recorded as a spin-off and post-closing adjustment to Additional paid-in capital.

As of December 31, 2005, we had net operating loss carryforwards of approximately $69 million (tax effected) and tax credit carryforwards of $32 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards began expiring in 2006 with some amounts being carried forward indefinitely. As of December 31, 2005, valuation allowances of $50 million and $12 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

more likely than not that such benefits will not be realized. The net operating loss carryforwards were predominantly in the U.K., Canada France, and Italy. For the year ended December 31, 2005, the provision for taxes on income excluded $8.7 million of tax benefits which was recorded as a purchase price adjustment reducing goodwill.

Our net operating losses and tax credit carryforwards are not currently subject to limitation. Certain net operating losses and tax credit carryforwards could be subject to limitation if an ownership change occurred.

We have undistributed earnings in our foreign subsidiaries. For those subsidiaries where the earnings are considered to be permanently reinvested, no provision for Canadian income taxes has been provided. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both Canadian income taxes (subject to an adjustment for foreign taxes paid) and withholding taxes payable to the various foreign countries. For those subsidiaries where the earnings are not considered permanently reinvested, taxes have been provided as required. The determination of the unrecorded deferred income tax liability for temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are considered to be permanently reinvested is not considered practicable.

We believe that it is more likely than not that the remaining deferred income tax assets as shown above will be realized when future taxable income is generated through the reversal of existing temporary differences and income that is expected to be generated by businesses that have long-term contracts or a history of generating taxable income.

The Company and certain of its subsidiaries are under examination by the relevant taxing authorities for various tax years. We regularly assess the potential outcome of these examinations in each of the taxing jurisdictions when determining the adequacy of the provision for taxes on income. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material but cannot be estimated as of December 31, 2006.

We have recorded an income tax payable of $42 million as of December 31, 2006 and $55 million as of December 31, 2005, and have made income tax payments to taxing authorities of $68 and $39 million during 2006 and 2005, respectively.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

19.	EARNINGS (LOSS) PER SHARE

The following table shows the information used in the calculation of basic and diluted earnings (loss) per share (in millions, except number of shares and per share amounts).

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net income (loss) before cumulative effect of accounting change	$(275)	$96	$55
Cumulative effect of accounting change — net of tax	—	(6)	—

Net income (loss)	$(275)	$90	$55

Denominator:
Weighted average number of outstanding shares — basic	74,013,619	73,996,752	73,988,932
Effect of dilutive shares	—	236,856	443,351

Weighted average number of outstanding shares — diluted	74,013,619	74,233,608	74,432,283

Earnings (loss) per share:
Basic —
Net income (loss) before cumulative effect of accounting change	$(3.71)	$1.29	$0.74
Cumulative effect of accounting change — net of tax	—	(0.08)	—

Net income (loss)	$(3.71)	$1.21	$0.74

Diluted —
Net income (loss) before cumulative effect of accounting change	$(3.71)	$1.29	$0.74
Cumulative effect of accounting change — net of tax	—	(0.08)	—

Net income (loss)	$(3.71)	$1.21	$0.74

We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares). Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potentially dilutive shares include dilutive stock options, DDSUs and Recognition Awards.

Options to purchase an aggregate of 3,372,777 of our common shares were held by our employees as of December 31, 2006. For the year ended December 31, 2006, 3,361,676 of these options are potentially dilutive at an average exercise price of $22.76. Additionally, there were 112,039 DDSUs and 145,800 Recognition Awards that were considered potentially dilutive shares for the 2006 year (see Note 14 — Share-Based Compensation). A total of 11,101 anti-dilutive options were held by our employees as of December 31, 2006 and were not included in our calculation of diluted loss per share because their exercise prices were greater than our average stock price during the year. The potentially dilutive shares described above were not included in our calculation of diluted loss per share for the year ended December 31, 2006 as they would be anti-dilutive due to our net loss reported for the 2006 year.

Options to purchase an aggregate of 2,704,790 of our common shares were held by our employees as of December 31, 2005. Of these, 1,363,647 options to purchase common shares at an average exercise price of

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

$19.44 were dilutive for the year ended December 31, 2005. Additionally, there were 57,051 DDSUs that were considered dilutive shares for the 2005 year (see Note 14 — Share Based Compensation). A total of 1,341,143 anti-dilutive options were held by our employees as of December 31, 2005 and were not included in our calculation of diluted loss per share because their exercise prices were greater than our average stock price during the year.

For the year ended December 31, 2004, the number of shares used to compute basic earnings per share was 73,988,932, based on the number of Novelis common shares outstanding on our spin-off date of January 6, 2005. For diluted earnings per share for 2004 the effect of dilutive stock options was calculated based on an aggregate of 1,356,735 Alcan common shares held by Novelis employees. Of these, 685,285 options to purchase Alcan common shares at an average exercise price of $29.96 were dilutive for the year ended December 31, 2004. The number of anti-dilutive Alcan options attributable to Novelis employees as of December 31, 2004 was 671,450.

20.	COMMITMENTS AND CONTINGENCIES

As described in Note 8 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions, Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan for the years ended December 31, 2006, 2005 and 2004 represented 42%, 40% and 43%, respectively, of our total combined prime and sheet ingot purchases.

In addition to the assumed liabilities and contingencies described below, we may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially adversely affect our financial position, results of operations or liquidity. Although there is a possibility that liabilities may arise in other instances for which no accruals have been made, or that actual losses may exceed our estimated liabilities for which we have provided accruals, we do not believe that it is probable that any associated losses or incremental losses would be sufficient to materially impair our operations or materially adversely affect our financial position, results of operations or liquidity for any particular reporting period.

Separation from Alcan

In connection with our separation from Alcan, we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Alcan for claims successfully brought against Alcan or for the defense of, or defend, legal actions that arise from time to time in the normal course of our rolled products business such as environmental, health and safety, product liability, employee, tax, personal injury, contractual and other (including several disputes with Brazil’s Ministry of Treasury regarding various forms of taxes and social security contributions, some of which are described below). In addition, we are involved in various legal actions that have arisen after our separation from Alcan in the normal course of our business.

Legal Proceedings

Reynolds Boat Case.  As previously disclosed, we and Alcan were defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-0175RJB.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Plaintiffs were Reynolds Metals Company, Alcoa, Inc. and National Union Fire Insurance Company of Pittsburgh PA. The case was tried before a jury beginning on May 1, 2006 under implied warranty theories, based on allegations that from 1998 to 2001 we and Alcan sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. The jury reached a verdict on May 22, 2006 against us and Alcan for approximately $60 million, and the court later awarded Reynolds and Alcoa approximately $16 million in prejudgment interest and court costs.

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have until April 20, 2007 to complete their review, unless that review time is extended by mutual agreement. In the third quarter of 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

As of December 31, 2005, we recognized a liability for the full amount of the settlement, included in Accrued expenses and other current liabilities on our consolidated balance sheet of $71 million, with a corresponding charge against earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets on our consolidated balance sheet of $31 million, with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we only recognized an insurance receivable to the extent that coverage was not in dispute. We recognized a net charge of $40 million during the fourth quarter of 2005.

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the third quarter of 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by certain of our insurance carriers, who have yet to complete their review as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our consolidated balance sheet as of December 31, 2006.

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

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of December 31, 2006 will be approximately $50 million. Of this amount, $37 million is included in Other long-term liabilities, with the remaining $13 million included in Accrued expenses and other current liabilities in our consolidated balance sheet as of December 31, 2006. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

Oswego North Ponds.  As previously disclosed, Oswego North Ponds is currently our largest known single environmental loss contingency. In the late 1960s and early 1970s, Novelis Corporation (a wholly-owned subsidiary of ours and formerly known as Alcan Aluminum Corporation, or Alcancorp) in Oswego, New York used an oil containing polychlorinated biphenyls (PCBs) in its re-melt operations. At the time, Novelis Corporation utilized a once-through cooling water system that discharged through a series of constructed ponds and wetlands, collectively referred to as the North Ponds. In the early 1980s, low levels of PCBs were detected in the cooling water system discharge and Novelis Corporation performed several subsequent investigations. The PCB-containing hydraulic oil, Pydraul, which was eliminated from use by Novelis Corporation in the early 1970s, was identified as the source of contamination. In the mid-1980s, the Oswego North Ponds site was classified as an “inactive hazardous waste disposal site” and added to the New York State Registry. Novelis Corporation ceased discharge through the North Ponds in mid-2002.

In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is in the range of $12 million to $26 million. Based upon the report and other factors, we accrued $19 million as our estimated cost, which is included in the total liability for undiscounted

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

remaining clean-up costs of $50 million described above. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and a Consent Order for implementation of the remediation plan was executed by NYSDEC and Novelis Corporation, effective January 1, 2007. We believe that our estimate of $19 million is reasonable, and that the remediation plan will be designed and implemented in 2007 or 2008.

Borgofranco.  A stockpile of salt cake, a by-product of the production process at our Borgofranco, Italy plant, has accumulated over several years. An initial reserve of approximately $8 million was recorded for its processing and disposal. Further, tests on the soil at the Borgofranco site discovered additional contamination. An additional reserve of approximately $4 million was established to cover the expected remediation required. In the third quarter of 2005, we announced our intent to close the business. Additional land remediation reserves of $1.5 million and additional salt cake reserves of $4.5 million were established following the closure announcement.

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of December 31, 2006 and 2005, we had cash deposits aggregating approximately $20 million and $15 million, respectively, deposited in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets on our consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Minister of Treasury about various forms of taxes and social security contributions, for which we have made no judicial deposit but for which we have established reserves ranging from less than $1.0 million to approximately $46 million as of December 31, 2006. The reserves are included in Other long-term liabilities on our consolidated balance sheets.

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including:

•	certain of our wholly-owned and majority-owned subsidiaries; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FASB Interpretation No. 46 (Revised).

In the case of our wholly-owned subsidiaries, the indebtedness guaranteed is for trade accounts payable to third parties. Some have annual terms subject to renewal while others have no expiration and have termination notice requirements. For our majority-owned subsidiaries, the indebtedness guaranteed is for short-term loan, overdraft and other debt facilities with financial institutions, which are currently scheduled to expire during the first half of fiscal 2007. Neither Novelis Inc. nor any of our subsidiaries or non-consolidated affiliates holds any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Since we consolidate wholly-owned and majority-owned subsidiaries in our financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The following table discloses information about our obligations under guarantees of indebtedness of others as of December 31, 2006 (in millions).

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned Subsidiaries	$44	$26
Majority-owned Subsidiaries	2	—
Aluminium Norf GmbH	13	—

21.	OTHER INCOME — NET

Other income — net is comprised of the following (in millions).

	Year Ended December 31,
	2006	2005	2004

Gains on change in fair value of derivative instruments — net(A)	$(63)	$(269)	$(69)
Loss on disposal of business	15	—	—
Gain on sale of equity interest in non-consolidated affiliate	(15)	—	—
Gain on sale of rights to develop and operate hydroelectric power plants	(11)	—	—
Exchange (gains) losses — net	(8)	(6)	2
(Gains) losses on disposals of property, plant and equipment — net	5	(17)	(5)
Service fee income — net	—	—	(17)
Other (income) losses — net	(5)	(7)	27

	$(82)	$(299)	$(62)

(A)	Included in the year ended December 31, 2005 amount is $43 million in pre-tax unrealized losses ($29 million net of tax) on the change in fair value of derivative instruments, primarily with Alcan, for the period from January 1 to January 5, 2005, as described in Note 1 — Business and Summary of Significant Accounting Policies — Basis of Combination: Pre-Spin-off.

22.  SEGMENT, GEOGRAPHICAL AREA AND MAJOR CUSTOMER INFORMATION

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia; and South America.

We measure the profitability and financial performance of our operating segments, based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) gains and losses on change in fair value of derivative instruments — net; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting; (g) restructuring (charges) recoveries; (h) gains or losses on disposals of property, plant and equipment and businesses — net; (i) corporate selling, general and administrative expenses; (j) other corporate costs — net; (k) litigation settlement — net of insurance recoveries; (l) provision or benefit for taxes on income (loss) and (m) cumulative effect of accounting change — net of tax.

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

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying consolidated and combined statements of operations, change in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

During 2006, we added a line to our Regional Income reconciliation to improve the disclosure of gains or losses resulting from cash settlement of derivative instruments that have been included in Regional Income. Prior periods have been revised to conform to the current period presentation.

The following is a description of our operating segments:

•	North America. Headquartered in Cleveland, Ohio, this segment manufactures aluminum sheet and light gauge products and operates 12 plants, including two fully dedicated recycling facilities, in two countries.

•	Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 14 plants, including one recycling facility, in six countries.

•	Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

•	South America. Headquartered in Sao Paulo, Brazil, this segment comprises bauxite mining, alumina refining, smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates four plants in Brazil.

Adjustment to Eliminate Proportional Consolidation.  The financial information for our segments includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the GAAP-based measure, we must remove our proportional share of each line item that we included in the segment amounts. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions to our consolidated and combined financial statements for further information about these non-consolidated affiliates.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The tables below show selected segment financial information as of and for the years ended December 31, 2006, 2005 and 2004 (in millions). The Corporate and Other column in the tables below includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Selected Segment Financial Information

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Year Ended December 31, 2006	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$3,691	$3,620	$1,692	$863	$(17)	$—	$9,849
Intersegment sales	2	5	15	50	—	(72)	—
Regional Income	22	256	85	164	—	—	527
Interest income	2	3	3	2	—	5	15
Interest expense and amortization of debt issuance costs	50	11	10	6	—	144	221
Depreciation and amortization	70	92	55	44	(32)	4	233
Restructuring charges	—	18	—	—	—	1	19
Equity in net income of non-consolidated affiliates	—	8	—	8	—	—	16
Provision (benefit) for taxes on income (loss)	(111)	29	11	63	(5)	9	(4)
Total assets	1,476	2,474	1,078	821	(117)	60	5,792
Investment in and advances to Non-consolidated affiliates	2	98	—	50	—	—	150
Capital expenditures	39	45	21	26	(18)	3	116

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Year Ended December 31, 2005	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$3,265	$3,093	$1,391	$630	$(16)	$—	$8,363
Intersegment sales	2	31	8	41	—	(82)	—
Regional Income	196	206	108	110	—	—	620
Interest income	1	3	1	1	—	3	9
Interest expense and amortization of debt issuance costs	44	10	11	3	—	135	203
Depreciation and amortization	72	96	51	44	(34)	1	230
Restructuring charges	—	10	—	—	—	—	10
Impairment charges on long-lived assets	—	7	—	—	—	—	7
Equity in net income of non-consolidated affiliates	—	4	—	2	—	—	6
Provision (benefit) for taxes on income	33	59	(8)	26	(4)	1	107
Total assets	1,547	2,139	1,002	790	(85)	83	5,476
Investment in and advances to Non-consolidated affiliates	2	90	—	52	—	—	144
Capital expenditures	61	80	21	24	(20)	12	178

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Year Ended December 31, 2004	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$2,964	$3,081	$1,194	$525	$(9)	$—	$7,755
Intersegment sales	8	30	9	57	—	(104)	—
Regional Income	240	200	80	134	—	—	654
Interest income	—	3	1	—	—	22	26
Interest expense and amortization of debt issuance costs	—	5	15	—	—	54	74
Depreciation and amortization	69	115	46	47	(37)	6	246
Restructuring charges	—	20	—	—	—	—	20
Impairment charges on long-lived assets	—	75	—	—	—	—	75
Equity in net income of non-consolidated affiliates	—	4	—	—	—	2	6
Provision for taxes on income	75	43	1	40	(4)	11	166
Total assets	1,406	2,885	954	779	(60)	(10)	5,954
Investment in and advances to non-consolidated affiliates	—	117	—	—	—	5	122
Capital expenditures	41	84	31	23	(16)	2	165

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

The following table shows the reconciliation from Total Regional Income to Net income (loss) for the years ended December 31, 2006, 2005 and 2004 (in millions).

	Year Ended December 31,
	2006	2005	2004

Total Regional Income	$527	$620	$654
Interest expense and amortization of debt issuance costs	(221)	(203)	(74)
(Gains) losses on cash settlement of derivative instruments — net, included in Regional Income	(248)	(84)	8
Gains on change in fair value of derivative instruments — net	63	269	69
Depreciation and amortization	(233)	(230)	(246)
Impairment charges on long-lived assets	—	(7)	(75)
Minority interests’ share	(1)	(21)	(10)
Adjustment to eliminate proportional consolidation(A)	(39)	(36)	(41)
Restructuring charges — net	(19)	(10)	(20)
Gain on disposals of property, plant and equipment and businesses — net	6	17	5
Corporate selling, general and administrative expenses	(127)	(78)	(39)
Other corporate costs — net	13	6	(10)
Litigation settlement — net of insurance recoveries	—	(40)	—
(Provision) benefit for taxes on income (loss)	4	(107)	(166)

Net income (loss) before cumulative effect of accounting change	(275)	96	55
Cumulative effect of accounting change — net of tax	—	(6)	—

Net income (loss)	$(275)	$90	$55

     _ _

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net income (loss), the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our consolidated and combined statements of operations. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions to our consolidated and combined financial statements for further information about these non-consolidated affiliates.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

Geographical Area Information

We had 33 operating facilities in 11 countries as of December 31, 2006. The tables below present Net sales and Long-lived assets by geographical area (in millions). Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets are attributed to geographical areas based on asset location.

	Year Ended December 31,
	2006	2005	2004

Net sales:
United States	$3,474	$3,029	$2,795
Asia and Other Pacific	1,691	1,391	1,194
Brazil	847	616	515
Canada	217	234	182
Germany	2,263	1,850	1,865
United Kingdom	428	339	382
Other Europe	929	904	822

Total net sales	$9,849	$8,363	$7,755

	As of December 31,
	2006	2005	2004

Long-lived assets:
United States	$405	$431	$437
Asia and Other Pacific	618	605	622
Brazil	447	472	544
Canada	113	121	111
Germany	211	211	268
United Kingdom	173	159	167
Other Europe	432	393	481

Total long-lived assets	$2,399	$2,392	$2,630

Information about Major Customers

In 2006, 2005 and 2004, 43%, 40% and 41%, respectively, of our total net sales were to our ten largest customers. All of our operating segments had sales to Rexam Plc (Rexam), our largest customer, during the three years in the period ended December 31, 2006. Sales to Rexam and the percentage of our total net sales are as follows:

	Year Ended December 31,
	2006	2005	2004

Sales to Rexam (in millions)	$1,392	$1,048	$861

Percentage of total net sales	14.1%	12.5%	11.1%

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

23.	SUBSEQUENT EVENT

Potential Acquisition of Novelis Common Stock

On February 10, 2007, Novelis Inc., Hindalco Industries Limited (Hindalco) and AV Aluminum Inc., an indirect subsidiary of Hindalco (Acquisition Sub), entered into an Arrangement Agreement (the Arrangement Agreement). Under the Arrangement Agreement, Acquisition Sub will acquire all of the issued and outstanding common shares of Novelis for cash at a per share price of $44.93, without interest (the Purchase Price), to be implemented by way of a court-approved plan of arrangement (the Arrangement).

Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, each common share of Novelis issued and outstanding immediately prior to the effective time (other than common shares held by (i) Hindalco or Acquisition Sub or any of their affiliates or (ii) any shareholders who properly exercise dissent rights under the Canada Business Corporations Act) will be automatically converted into the right to receive the Purchase Price. The acquisition of Novelis is an all-cash transaction which values Novelis at approximately $6 billion, including approximately $2.4 billion of debt. The transaction is not subject to a financing condition.

The consummation of the Arrangement is subject to various customary conditions, including Novelis shareholder approval and the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and similar antitrust laws in Canada and the European Union.

The Arrangement Agreement contains customary representations and warranties between Novelis and Hindalco and Acquisition Sub. The Arrangement Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Novelis’ business between the date of the signing of the Arrangement Agreement and the closing of the Arrangement, (b) solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Arrangement to be completed. Additionally, the Arrangement Agreement requires Novelis to use its reasonable best efforts to call and hold a meeting of its shareholders to approve the Arrangement.

The Arrangement Agreement contains certain termination rights and provides that, upon or following the termination of the Arrangement Agreement, under specified circumstances involving a competing acquisition proposal, Novelis may be required to pay Acquisition Sub a termination fee of $100 million or, in certain circumstances, to reimburse costs and expenses of Hindalco and its affiliates, to a maximum of $15 million.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

24.	QUARTERLY RESULTS (UNAUDITED)

The following tables present selected operating results and dividend information for the years ended December 31, 2006 and 2005. Certain reclassifications of quarterly amounts have been made to conform to the presentation adopted for the current year.

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	($ in millions, except per share data)

Net sales	$2,319	$2,564	$2,494	$2,472	$9,849
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,135	2,407	2,389	2,386	9,317
Selling, general and administrative expenses	92	98	103	117	410
Depreciation and amortization	58	59	57	59	233
Research and development expenses	9	10	10	11	40
Restructuring charges — net	1	2	10	6	19
Interest expense and amortization of debt issuance costs — net	48	49	52	57	206
Equity in net income of non-consolidated affiliates	(3)	(4)	(5)	(4)	(16)
Other (income) expenses — net	(49)	(47)	34	(20)	(82)
Provision (benefit) for taxes on income (loss)	102	(20)	(52)	(34)	(4)
Minority interests’ share	—	4	(2)	(1)	1

Net income (loss)	$(74)	$6	$(102)	$(105)	$(275)

Earnings (loss) per share:
Basic —	$(1.00)	$0.08	$(1.38)	$(1.41)	$(3.71)

Diluted —	$(1.00)	$0.08	$(1.38)	$(1.41)	$(3.71)

Dividends per common share	$0.09	$0.09	$0.01	$0.01	$0.20

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	($ in millions, except per share data)

Net sales	$2,112	$2,172	$2,053	$2,026	$8,363
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,884	1,960	1,834	1,892	7,570
Selling, general and administrative expenses	88	82	90	92	352
Litigation settlement — net of insurance recoveries	—	—	—	40	40
Depreciation and amortization	59	58	56	57	230
Research and development expenses	8	11	10	12	41
Restructuring charges (recoveries) — net	(2)	(1)	7	6	10
Impairment charges on long-lived assets	—	1	4	2	7
Interest expense and amortization of debt issuance costs — net	54	48	46	46	194
Equity in net income of non-consolidated affiliates	(2)	(2)	(2)	—	(6)
Other (income) expenses — net	(34)	10	(48)	(227)	(299)
Provision for taxes on income	30	—	37	40	107
Minority interests’ share	5	5	9	2	21

Net income before cumulative effect of accounting change	22	—	10	64	96
Cumulative effect of accounting change — net of tax	—	—	—	(6)	(6)

Net income	$22	$—	$10	$58	$90

Earnings per share:
Basic —
Net income before cumulative effect of accounting change	$0.30	$—	$0.14	$0.86	$1.29
Cumulative effect of accounting change — net of tax	—	—	—	(0.08)	(0.08)

Net earnings per share — basic	$0.30	$—	$0.14	$0.78	$1.21

Diluted —
Net income before cumulative effect of accounting change	$0.30	$—	$0.14	$0.86	$1.29
Cumulative effect of accounting change — net of tax	—	—	—	(0.08)	(0.08)

Net earnings per share — diluted	$0.30	$—	$0.14	$0.78	$1.21

Dividends per common share	$0.09	$0.09	$0.09	$0.09	$0.36

25.	SUPPLEMENTAL GUARANTOR INFORMATION

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

The following information presents condensed consolidating and combining statements of operations for the years ended December 31, 2006, 2005 and 2004, condensed consolidating balance sheets as of December 31, 2006 and December 31, 2005, and condensed consolidating and combining statements of cash flows for the years ended December 31, 2006, 2005 and 2004 of the Parent, the Guarantors, and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting. General corporate expenses and stock option and other share-based compensation expenses allocated by Alcan to us prior to the spin-off have also been included in the Parent’s information.

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

Net sales	$1,572	$8,340	$2,822	$(2,885)	$9,849

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,522	8,010	2,670	(2,885)	9,317
Selling, general and administrative expenses	72	269	69	—	410
Depreciation and amortization	15	153	65	—	233
Research and development expenses	28	12	—	—	40
Restructuring charges — net	—	16	3	—	19
Interest expense and amortization of debt issuance costs — net	48	140	18	—	206
Equity in net income of affiliates	115	(16)	—	(115)	(16)
Other (income) expenses — net	38	(124)	4	—	(82)

	1,838	8,460	2,829	(3,000)	10,127

Loss before provision (benefit) for taxes on loss and minority interests’ share	(266)	(120)	(7)	115	(278)
Provision (benefit) for taxes on loss	9	(28)	15	—	(4)

Loss before minority interests’ share	(275)	(92)	(22)	115	(274)
Minority interests’ share	—	—	(1)	—	(1)

Net loss	$(275)	$(92)	$(23)	$115	$(275)

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING AND COMBINING STATEMENT OF OPERATIONS

	Year Ended December 31, 2005
			Non-		Consolidated and
	Parent	Guarantors	Guarantors	Eliminations	Combined
	(In millions)

Net sales	$1,284	$6,872	$2,479	$(2,272)	$8,363

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,245	6,283	2,314	(2,272)	7,570
Selling, general and administrative expenses	43	242	67	—	352
Litigation settlement — net of insurance recoveries	—	40	—	—	40
Depreciation and amortization	11	158	61	—	230
Research and development expenses	28	12	1	—	41
Restructuring charges — net	—	(1)	11	—	10
Impairment charges on long-lived assets	—	1	6	—	7
Interest expense and amortization of debt issuance costs — net	55	119	20	—	194
Equity in net income of affiliates	(139)	(6)	—	139	(6)
Other income — net	(58)	(222)	(19)	—	(299)

	1,185	6,626	2,461	(2,133)	8,139

Income before provision (benefit) for taxes on income, minority interests’ share and cumulative effect of accounting change	99	246	18	(139)	224
Provision (benefit) for taxes on income	3	107	(3)	—	107

Income before minority interests’ share	96	139	21	(139)	117
Minority interests’ share	—	—	(21)	—	(21)

Net income before cumulative effect of accounting change	96	139	—	(139)	96
Cumulative effect of accounting change — net of tax	(6)	(6)	—	6	(6)

Net income	$90	$133	$—	$(133)	$90

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED COMBINING STATEMENT OF OPERATIONS

	Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Combined
	(In millions)

Net sales	$1,152	$6,428	$2,101	$(1,926)	$7,755

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,106	5,721	1,955	(1,926)	6,856
Selling, general and administrative expenses	44	178	67	—	289
Depreciation and amortization	10	165	71	—	246
Research and development expenses	—	58	—	—	58
Restructuring charges — net	—	20	—	—	20
Impairment charges on long-lived assets	—	8	67	—	75
Interest expense and amortization of debt issuance costs — net	—	30	18	—	48
Equity in net income of affiliates	(82)	(6)	—	82	(6)
Other (income) expense — net	8	(63)	(7)	—	(62)

	1,086	6,111	2,171	(1,844)	7,524

Income (loss) before provision for taxes on income and minority interests’ share	66	317	(70)	(82)	231
Provision for taxes on income	11	153	2	—	166

Income (loss) before minority interests’ share	55	164	(72)	(82)	65
Minority interests’ share	—	—	(10)	—	(10)

Net income (loss)	$55	$164	$(82)	$(82)	$55

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$3	$37	$33	$—	$73
Accounts receivable — net of allowances
— third parties	40	864	417	—	1,321
— related parties	399	414	52	(844)	21
Inventories	56	963	372	—	1,391
Prepaid expenses and other current assets	2	30	10	—	42
Current portion of fair value of derivative instruments	—	102	4	—	106
Deferred income tax assets	2	1	6	—	9

Total current assets	502	2,411	894	(844)	2,963
Property, plant and equipment — net	114	1,253	776	—	2,143
Goodwill	—	28	208	—	236
Intangible assets — net	—	18	2	—	20
Investments	409	150	—	(409)	150
Fair value of derivative instruments — net of current portion	—	44	—	—	44
Deferred income tax assets	17	22	37	—	76
Other long-term assets	1,224	161	129	(1,354)	160

Total assets	$2,266	$4,087	$2,046	$(2,607)	$5,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$3	$141	$—	$144
Short-term borrowings
— third parties	—	129	4	—	133
— related parties	7	502	63	(572)	—
Accounts payable
— third parties	108	914	520	—	1,542
— related parties	47	207	62	(272)	44
Accrued expenses and other current liabilities	96	320	92	—	508
Deferred income tax liabilities	—	60	1	—	61

Total current liabilities	258	2,135	883	(844)	2,432
Long-term debt — net of current portion
— third parties	1,659	497	2	—	2,158
— related parties	—	1,107	247	(1,354)	—
Deferred income tax liabilities	16	49	16	—	81
Accrued postretirement benefits	21	296	108	—	425
Other long-term liabilities	117	204	22	—	343

	2,071	4,288	1,278	(2,198)	5,439

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	158	—	158

Shareholders’ equity				—
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	398	—	—	—	398
Retained earnings/(accumulated deficit)/owner’s net investment	(198)	(410)	585	(175)	(198)
Accumulated other comprehensive income (loss)	(5)	209	25	(234)	(5)

Total shareholders’ equity	195	(201)	610	(409)	195

Total liabilities and shareholders’ equity	$2,266	$4,087	$2,046	$(2,607)	$5,792

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2005
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets
Cash and cash equivalents	$2	$34	$64	$—	$100
Accounts receivable — net of allowances
— third parties	67	689	342	—	1,098
— related parties	381	318	22	(688)	33
Inventories	49	769	310	—	1,128
Prepaid expenses and other current assets	2	55	9	—	66
Current portion of fair value of derivative instruments	—	186	8	—	194
Deferred income tax assets	—	—	8	—	8

Total current assets	501	2,051	763	(688)	2,627
Property, plant and equipment — net	121	1,297	742	—	2,160
Goodwill	—	25	186	—	211
Intangible assets — net	—	18	3	—	21
Investments	729	144	—	(729)	144
Fair value of derivative instruments — net of current portion	—	90	—	—	90
Deferred income tax assets	8	5	32	—	45
Other long-term assets	1,129	173	119	(1,243)	178

Total assets	$2,488	$3,803	$1,845	$(2,660)	$5,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$2	$1	$—	$3
Short-term borrowings
— third parties	—	23	4	—	27
— related parties	45	409	17	(471)	—
Accounts payable
— third parties	78	521	365	—	964
— related parties	62	152	41	(217)	38
Accrued expenses and other current liabilities	103	332	108	—	543
Deferred income tax liabilities	—	26	—	—	26

Total current liabilities	288	1,465	536	(688)	1,601
Long-term debt — net of current portion
— third parties	1,742	640	218	—	2,600
— related parties	—	1,017	226	(1,243)	—
Deferred income tax liabilities	—	176	10	—	186
Accrued postretirement benefits	9	213	83	—	305
Other long-term liabilities	16	163	13	—	192

	2,055	3,674	1,086	(1,931)	4,884

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	159	—	159

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	425	—	—	—	425
Retained earnings/(accumulated deficit)/owner’s net investment	92	(2)	621	(619)	92
Accumulated other comprehensive income (loss)	(84)	131	(21)	(110)	(84)

Total shareholders’ equity	433	129	600	(729)	433

Total liabilities and shareholders’ equity	$2,488	$3,803	$1,845	$(2,660)	$5,476

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
	(In millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$104	$(9)	$87	$(166)	$16

INVESTING ACTIVITIES
Capital expenditures	(8)	(72)	(36)	—	(116)
Disposal of business — net	(7)	—	—	—	(7)
Proceeds from sales of assets	—	38	—	—	38
Proceeds from loans receivable — net
— related parties	48	(60)	(28)	77	37
Changes in investment in and advances to non-consolidated affiliates	—	3	—	—	3
Premiums paid to purchase derivative instruments	—	(4)	—	—	(4)
Net proceeds from settlement of derivative instruments	(34)	283	(7)	—	242

Net cash provided by (used in) investing activities	(1)	188	(71)	77	193

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	—	41	—	41
— related parties	—	1,300	460	(1,760)	—
Principal repayments
— third parties	(83)	(147)	(123)	—	(353)
— related parties	—	(1,247)	(397)	1,644	—
Short-term borrowings — net
— third parties	—	103	—	—	103
Dividends
— preference shares	—	(12)	—	12	—
— common shareholders	(15)	(175)	(18)	193	(15)
— minority interests	—	—	(15)	—	(15)
Net receipts from Alcan	5	—	—	—	5
Debt issuance costs	(11)	—	—	—	(11)
Proceeds from issuance of common stock in connection with stock plans	2	—	—	—	2

Net cash provided by (used in) financing activities	(102)	(178)	(52)	89	(243)

Net increase (decrease) in cash and cash equivalents	1	1	(36)	—	(34)
Effect of exchange rate changes on cash balances held in foreign currencies	—	2	5	—	7
Cash and cash equivalents — beginning of year	2	34	64	—	100

Cash and cash equivalents — end of year	$3	$37	$33	$—	$73

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING AND COMBINING STATEMENT OF CASH FLOWS

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
Proceeds from issuance of debt
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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND
COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED COMBINING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2004
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Combined
	(In millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(60)	$255	$19	$(6)	$208

INVESTING ACTIVITIES
Capital expenditures	(6)	(93)	(66)	—	(165)
Proceeds from sales of assets	—	15	2	—	17
Business acquisitions — net of cash and cash equivalents acquired	—	1	(1)	—	—
Proceeds from (advances on) loans receivable — net	(259)	895	5	233	874

Net cash provided by (used in) investing activities	(265)	818	(60)	233	726

FINANCING ACTIVITIES
Proceeds from issuance of debt	1,039	1,173	134	(210)	2,136
Principal repayments	—	(935)	(63)	—	(998)
Short-term borrowings — net
— third parties	—	(614)	(160)	—	(774)
— related parties	—	166	78	(23)	221
Issuance of preference shares	—	(32)	32	—	—
Dividends — minority interests	—	—	(10)	6	(4)
Net receipts from (payments to) Alcan	(714)	(828)	30	—	(1,512)

Net cash provided by (used in) financing activities	325	(1,070)	41	(227)	(931)

Net increase in cash and cash equivalents	—	3	—	—	3
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	—	—	1
Cash and cash equivalents — beginning of year	—	8	19	—	27

Cash and cash equivalents — end of year	$—	$12	$19	$—	$31

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC’s) rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2006, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006, as a result of a material weakness in the company’s accounting for income taxes. Notwithstanding this material weakness which is discussed in further detail below, management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting and Remediation of Previously Disclosed Material Weaknesses

We were not required by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and related SEC rules and regulations to perform an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005; however, we identified and reported five material weaknesses in internal control in our Annual Report on Form 10-K for the year ended December 31, 2005. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The five material weaknesses we reported as of December 31, 2005 are summarized as follows:

1. Lack of sufficient resources in our accounting and finance organization.  We lacked a sufficient complement of personnel with a level of financial reporting expertise commensurate with our financial reporting requirements, which resulted in our not maintaining effective controls over the financial statement close and reporting process. We also did not maintain an effective internal audit function.

2. Inadequate monitoring of non-routine and non-systematic transactions.  We did not have effective controls in place to monitor and accurately record non-routine and non-systematic transactions. This primarily related to our accounting for the spin-related capital and debt transactions required to form Novelis.

3. Accounting for accrued expenses.  We did not maintain effective controls over the completeness and accuracy of certain of our accrued liabilities and related expense accounts, in particular, the ongoing monitoring of developments affecting our accrued liabilities.

4. Accounting for income taxes.  We did not maintain effective controls over the completeness, accuracy, presentation and disclosure of our accounting for income taxes, including the determination of income tax expense, income taxes payable and deferred income tax assets and liabilities.

5. Accounting for derivative transactions.  We did not maintain effective controls over the evaluation, documentation and accounting for derivative transactions, including transactions that we attempted to qualify for hedge accounting.

As of December 31, 2006 we were required to perform, and we did perform, an evaluation of the effectiveness of our internal control over financial reporting in accordance with Section 404. This evaluation was based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that as of December 31, 2006, the following previously reported material weaknesses have been remediated as a result of changes in internal control we implemented and we were able to observe and test as operating effectively over an appropriate period of time including the fourth quarter ending December 31, 2006. The key changes in internal control during the year and fourth fiscal quarter and remedial actions taken related to these previously reported material weaknesses are as follows:

1. Lack of sufficient resources in our accounting and finance organization.

a. We hired a new chief financial officer on July 17, 2006, appointed a new chief accounting officer on June 29, 2006 (initially hired on March 27, 2006 and appointed controller on April 27, 2006), hired a new chief internal auditor on January 9, 2006 and hired a new assistant controller on May 1, 2006. These individuals previously worked for global public companies, have public accounting experience and are certified public accountants. They possess the requisite technical accounting, internal audit, and risk management experience necessary to effectively manage our financial reporting and close process.

b. We engaged outside experts, supervised by the newly hired individuals named above, to supplement our team, specifically in the areas of income tax reporting and stock compensation valuation.

c. Led by our chief accounting officer, and as a sub-part of a revised Management Disclosure Committee, we formed a Financial Review Compliance Committee in July 2006, which also included our assistant controller, in-house SEC counsel, outside legal counsel and accounting experts. This committee was responsible for reviewing all Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K, to provide reasonable assurance such public filings were in compliance with applicable SEC and U.S. GAAP reporting requirements. We also reviewed the updated Management Disclosure Committee charter with our Audit Committee during the December 2006 regular meeting.

d. In May 2006, our current chief accounting officer began holding bi-weekly calls with the segment CFO’s. The purpose of the calls was to have formal communication between the key members of the accounting leadership team related to ongoing financial reporting, identification and discussion of significant, non-routine transactions, out-of-period adjustments, changes in internal control or financial reporting and any other areas of concern where shared communication across the regions is necessary. These calls provide a formal avenue for effectuating change in the organization and to initially disclose and document potential issues and related remediation and/or process improvement initiatives.

e. We redesigned the internal audit function such that the chief internal auditor reports to and is directly accountable to the Audit Committee of the Board of Directors thereby, helping to provide reasonable assurance of the independence of the role and the function. The internal audit function performs on-site review procedures at the regions and plants and reports its findings to management and the Audit Committee. Identified issues are assigned to process owners for remediation and follow-up procedures are performed to provide reasonable assurance that issue remediation has taken place.

2. Inadequate monitoring of non-routine and non-systematic transactions.

a. While this specific weakness primarily related to the accounting for spin-related capital and debt transactions required to form Novelis, we made broader changes to the internal control over financial reporting related to non-routine and non-systematic transactions. With input from the Office of the General Counsel (OGC) and other functional resources, our chief accounting officer developed and circulated a list of known non-routine and/or non-systematic transactions. This list is sent to all members of the executive leadership team, the President and CFO for each segment, key functional leaders within the regions (i.e. legal, environmental, and health and safety (EHS)) and members of the corporate accounting staff prior to the filing of our Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K. This list itemizes known transactions that might be considered non-routine or non-systematic, key facts and dates, and outlines the accounting and disclosure conclusions given those key facts and dates. The recipients of the list are required to review its content for completeness as well as inform the chief accounting officer of any potential changes to key facts or dates and/or the related accounting and disclosure. This list, along with any comments received, is reviewed by the Financial Review Compliance Committee.

b. As discussed above, in May 2006, our current chief accounting officer began holding bi-weekly calls with the segment CFO’s to have formal communication between the key members of the accounting leadership team related to, among other things, non-routine transactions.

c. In May 2006, we implemented a formal analytical review process whereby balance sheet and or income statement account fluctuations that exceed certain, pre-established thresholds are identified, investigated and explained. These procedures assist with the identification of non-routine or non-systematic transactions and/or the improper or inconsistent application of our policies and procedures.

3. Accounting for accrued expenses.

a. The OGC circulated new Legal Proceedings Guidelines (the Guidelines) to the corporate and regional legal groups, and to the EHS group leadership. This included written instructions on the reporting to the OGC any significant cases. Additionally, the Guidelines were developed with input from our accounting and finance departments to assist in the identification and evaluation of legal proceeding loss contingencies that should be considered for reserve or disclosure.

b. As discussed above, under non-routine transactions, we implemented a formal analytical review process and reporting package. This package is completed by the segment and plant financial leaders and account variances that exceed specific thresholds must be explained, including accrued expense accounts in the balance sheet.

c. In November of 2006 we implemented a new Delegation of Authority Policy. This policy requires more active oversight, involvement and ultimate approval by the corporate management team of accrued expenses and changes in accrued expenses. This includes, but is not limited to, approving inventory reserve adjustments and accounts receivable write-offs in excess of certain limits and all asset retirement obligations, environmental liabilities, and restructuring charges. We also have refined guidelines for assessing and reporting legal claims to the OGC as described above.

d. By September 2006, we had also implemented cross functional discussions within and among our legal, EHS, accounting and finance departments to improve the accuracy, completeness and timeliness of reporting of accrued expenses.

e. Led by our chief accounting officer, we held a training session in November 2006 with segment accounting and tax leaders to review, among other things, accounting for restructuring actions, asset impairments, discontinued operations and repairs and maintenance expense. In addition, we discussed our disclosure controls and procedures and Section 404 compliance. We also conducted specific training related to income tax accounting and reporting, which is discussed in more detail below.

4. Accounting for derivative transactions.

a. At the end of 2005, and as a result of this material weakness, we elected to account for all of our derivative transactions other than the principal-only swaps on a mark-to-market basis.

b. During the first quarter of 2006, we updated our hedging policy to provide additional procedural guidance to our segment financial leaders with specific account numbers in Other Income/Expense for the regions and plants to book keep the mark-to-market adjustments for derivatives that do not qualify for hedge accounting, and for Regional Income purposes, the cash-settled gains or losses. During this same quarter and using our new policy we were able to qualify for hedge accounting for certain cross-currency swaps and foreign exchange transactions.

c. We also formalized a derivative fair value roll-forward template and made it part of the regional quarterly reporting packages. This roll-forward provides a proof mechanism for the changes in fair value of derivative instruments. The corporate accounting department is able to re-perform and does re-perform a significant portion of the mark-to-market adjustments using third party fair value statements. This template allows us to agree the changes in fair value of derivative instruments to Other Income/Expense that do not qualify for hedge accounting; Other Comprehensive Income for the effective portion of derivatives that do qualify for hedge accounting; and the current and long-term assets and liabilities recorded in the balance sheet. We also use this template to support our related fair value disclosures of derivative instruments.

As described above, there were changes in our internal control during the year and during the last fiscal quarter over financial reporting that have, or are reasonably likely to have, materially affected our internal control over financial reporting as of December 31, 2006.

Remediation Plan for Material Weakness Existing as of December 31, 2006

As of December 31, 2006 we did not maintain effective controls over the accounting for income taxes. Specifically, we did not maintain effective controls as to the completeness and accuracy of the income tax provision and related deferred tax accounts. This control deficiency resulted in audit adjustments identified and recorded during the fiscal fourth quarter of 2006, including adjustments for differences between the income tax basis and financial reporting basis of our assets and liabilities.

We have implemented several control improvements during 2006 to remediate this material weakness. These are described below:

a. In May 2006, we designed and implemented a new quarterly tax package to support the preparation and global review of the income tax provision, balance sheet and footnote disclosures for our quarterly and annual reports.

b. In May 2006, we engaged outside experts to assist us with the preparation and review of the tax packages as well with the overall review and preparation of the consolidated tax provision, balance sheet and footnote disclosures. In addition to assisting us with this work in our corporate headquarters in Atlanta, we also engaged this firm to perform on-site reviews and detailed testing procedures to assist with the accuracy and completeness of the tax packages at a local level and to review and discuss any potential changes in local tax law or accounting rules that may impact the current or future period accounting for income taxes. We continue to utilize these experts to assist us as described above.

c. We held multiple training sessions, including one in November, for the regional tax leaders and we covered several topics, including but not limited to, SFAS 109, FIN 18, APB 23 and the recent accounting standard FIN 48. This training was conducted in conjunction with and in the context of reviewing and preparing the quarterly and annual tax packages.

Although we believe that these remediation actions and changes in internal control will allow us to ultimately remediate this material weakness, we concluded as of December 31, 2006, that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements related to accounting for income taxes will not be prevented or detected. Management believes it is prudent to observe and test these controls over a longer period of time prior to concluding that this weakness has been remediated, and we are further considering our current mix of internal and external staffing in the area of income taxes and may make further changes as necessary to remediate this material weakness as quickly as possible. In addition, we will continue to provide training to our tax leaders and specifically focus on areas where adjustments and errors have been previously identified.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company,

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the company’s consolidated financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2006, and as a result of a material weakness as described below, the Company’s internal control over financial reporting was not effective.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006 we did not maintain effective controls over the accounting for income taxes. Specifically, we did not maintain effective controls as to the completeness and accuracy of the income tax provision and related deferred tax accounts. This control deficiency resulted in audit adjustments identified and recorded during the fiscal fourth quarter of 2006, including adjustments for differences between the income tax basis and financial reporting basis of our assets and liabilities. Additionally, this control deficiency could result in a material misstatement to income tax expense and deferred income tax assets and liabilities that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly management has determined that this control deficiency constitutes a material weakness.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Information regarding these items will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statement Schedules

None.

2.	Exhibits

Exhibit
No.	Description

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to our Form 10 filed on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Form 10 filed on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Form S-4 filed on August 3, 2005 (File No. 333-127139))

Exhibit
No.		Description

4.6		Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))
10.1		Second Waiver, dated as of February 9, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 14, 2006 (File No. 001-32312))
10	.2*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 3, 2006 (File No. 001-32312))
10	.3*	Agreement Concerning Transition from Employment between Novelis and Geoff Batt dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 6, 2006 (File No. 001-32312))
10.4		Novelis Founders Performance Award Notification for Brian Sturgell dated March 31, 2005, as amended and restated as of March 14, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.5		Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.6		Novelis Founders Performance Award Notification for Chris Bark-Jones dated March 31, 2005(incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.7		Novelis Founders Performance Award Notification for Jack Morrison dated March 31, 2005(incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.8		Novelis Founders Performance Award Notification for Pierre Arseneault dated March 31, 2005(incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.9		Novelis Founders Performance Award Notification for Geoff Batt dated March 31, 2005(incorporated by reference to Exhibit 10.6 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.10		Novelis Founders Performance Awards Plan, as amended and restated as of March 14, 2006(incorporated by reference to Exhibit 10.7 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10	.11*	Description of Retention Payment for Geoff Batt (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10	.12*	Third Waiver, dated as of April 12, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 18, 2006 (File No. 001-32312))
10.13		Fourth Waiver, dated as of May 10, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 16, 2006 (File No. 001-32312))
10	.14*	Transition Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.15*	Release and Separation Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Corp. (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))

Exhibit
No.		Description

10	.16*	Transition Agreement, dated June 28, 2006, by and between Geoff Batt and Novelis Inc. (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.17*	Release and Separation Agreement, dated June 28, 2006, by and between Geoff Batt and Novelis Corp. (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.18*	Offer Letter, dated February 23, 2006, by and between Robert M. Patterson and Novelis Inc. (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.19*	Offer Letter, dated June 23, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.20*	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10.21		Fifth Waiver, dated as of August 11, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 17, 2006 (File No. 001-32312))
10	.22*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.23*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.24*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.25*	Letter Agreement between Novelis Inc. and William T. Monahan dated as of October 11, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 17, 2006 (File No. 001-32312))
10.26		Amendment No. 2 to Credit Agreement, dated October 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 19, 2006 (File No. 001-32312))
10	.27*	Novelis Conversion Plan of 2005, as amended on October 19, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 25, 2006 (File No. 001-32312))
10	.28*	Letter Agreement between Novelis Inc. and David Godsell dated as of November 10, 2004 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.29*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.30*	Form of SAR Award (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.31*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.32*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.33*	Separation and Release Agreement between Novelis Inc. and Brian Sturgell dated October 26, 2006 (incorporated by reference to Exhibit 10.60.1 to our Post-Effective Amendment No. 1 to our Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))

Exhibit
No.	Description

11.1	Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data — Note 19 — Earnings per Share to the Consolidated and Combined Financial Statements.)
21.1	List of subsidiaries of Novelis Inc.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.

By	/s/ Edward A. Blechschmidt
Name: Edward A. Blechschmidt

Title:	Acting Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward A. Blechschmidt Edward A. Blechschmidt	(Director and Acting Principal Executive Officer)	Date: March 1, 2007

/s/ Rick Dobson Rick Dobson	(Principal Financial Officer)	Date: March 1, 2007

/s/ Robert M. Patterson Robert M. Patterson	(Principal Accounting Officer)	Date: March 1, 2007

/s/ William T. Monahan William T. Monahan	(Chairman of the Board of Directors)	Date: March 1, 2007

/s/ Charles G. Cavell Charles G. Cavell	(Director)	Date: March 1, 2007

/s/ Clarence J. Chandran Clarence J. Chandran	(Director)	Date: March 1, 2007

/s/ C. Roberto Cordaro C. Roberto Cordaro	(Director)	Date: March 1, 2007

/s/ Helmut Eschwey Helmut Eschwey	(Director)	Date: March 1, 2007

/s/ David J. FitzPatrick David J. FitzPatrick	(Director)	Date: March 1, 2007

/s/ Suzanne Labarge Suzanne Labarge	(Director)	Date: March 1, 2007

/s/ Patrick J. Monahan Patrick J. Monahan	(Director)	Date: March 1, 2007

/s/ Sheldon Plener Sheldon Plener	(Director)	Date: March 1, 2007

/s/ Rudolf Rupprecht Rudolf Rupprecht	(Director)	Date: March 1, 2007

/s/ Kevin M. Twomey Kevin M. Twomey	(Director)	Date: March 1, 2007

/s/ Edward V. Yang Edward V. Yang	(Director)	Date: March 1, 2007

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2		By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to our Form 10 filed on November 17, 2004 (File No. 001-32312))
4.1		Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 30, 2005 (File No. 001-32312))
4.2		Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Form 10 filed on December 27, 2004 (File No. 001-32312))
4.3		Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4		Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5		Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Form S-4 filed on August 3, 2005 (File No. 333-127139))
4.6		Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))
10.1		Second Waiver, dated as of February 9, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 14, 2006 (File No. 001-32312))
10	.2*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 3, 2006 (File No. 001-32312))
10	.3*	Agreement Concerning Transition from Employment between Novelis and Geoff Batt dated March 31, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 6, 2006 (File No. 001-32312))
10.4		Novelis Founders Performance Award Notification for Brian Sturgell dated March 31, 2005, as amended and restated as of March 14, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.5		Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.6		Novelis Founders Performance Award Notification for Chris Bark-Jones dated March 31, 2005(incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.7		Novelis Founders Performance Award Notification for Jack Morrison dated March 31, 2005(incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.8		Novelis Founders Performance Award Notification for Pierre Arseneault dated March 31, 2005(incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10.9		Novelis Founders Performance Award Notification for Geoff Batt dated March 31, 2005(incorporated by reference to Exhibit 10.6 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))

Exhibit
No.		Description

10.10		Novelis Founders Performance Awards Plan, as amended and restated as of March 14, 2006(incorporated by reference to Exhibit 10.7 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10	.11*	Description of Retention Payment for Geoff Batt (incorporated by reference to Exhibit 10.8 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10	.12*	Third Waiver, dated as of April 12, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 18, 2006 (File No. 001-32312))
10.13		Fourth Waiver, dated as of May 10, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 16, 2006 (File No. 001-32312))
10	.14*	Transition Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Inc. (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.15*	Release and Separation Agreement, dated June 15, 2006, by and between Jo-Ann Longworth and Novelis Corp. (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.16*	Transition Agreement, dated June 28, 2006, by and between Geoff Batt and Novelis Inc. (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.17*	Release and Separation Agreement, dated June 28, 2006, by and between Geoff Batt and Novelis Corp. (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.18*	Offer Letter, dated February 23, 2006, by and between Robert M. Patterson and Novelis Inc. (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.19*	Offer Letter, dated June 23, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.20*	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10.21		Fifth Waiver, dated as of August 11, 2006, under the Credit Agreement dated January 7, 2005 among Novelis Inc., Novelis Corporation, Novelis Deutschland GmbH, Novelis UK Ltd., Novelis AG, Citigroup North America, Inc. and the issuers and lenders a party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on August 17, 2006 (File No. 001-32312))
10	.22*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.23*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.24*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.25*	Letter Agreement between Novelis Inc. and William T. Monahan dated as of October 11, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 17, 2006 (File No. 001-32312))

Exhibit
No.		Description

10.26		Amendment No. 2 to Credit Agreement, dated October 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 19, 2006 (File No. 001-32312))
10	.27*	Novelis Conversion Plan of 2005, as amended on October 19, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 25, 2006 (File No. 001-32312))
10	.28*	Letter Agreement between Novelis Inc. and David Godsell dated as of November 10, 2004 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.29*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.30*	Form of SAR Award (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.31*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.32*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.33*	Separation and Release Agreement between Novelis Inc. and Brian Sturgell dated October 26, 2006 (incorporated by reference to Exhibit 10.60.1 to our Post-Effective Amendment No. 1 to our Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))
11.1		Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data — Note 19 — Earnings per Share to the Consolidated and Combined Financial Statements.)
21.1		List of subsidiaries of Novelis Inc.
23.1		Consent of PricewaterhouseCoopers LLP
23.2		Consent of PricewaterhouseCoopers LLP
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.