Form 10-K/A
period 2006-12-31
Novelis Inc.
filed 2007-04-30
CIK 1304280

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $1,595,561,800 based on the closing price of the registrant’s common shares on the New York Stock Exchange on such date. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be affiliates of the registrant.

As of March 20, 2007, the registrant had 75,350,963 common shares outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (SEC) on March 1, 2007, to include Part III Items 10 through 14, which were not included in our definitive proxy statement within the required 120-day period. Item 15 of Part IV of the original Form 10-K has also been amended to contain currently dated certifications from our Acting Chief Executive Officer and Chief Financial Officer containing the certifications required by SEC rules.

Unless otherwise specifically identified as the original Form 10-K or the Form 10-K/A, any references to the Form 10-K made throughout this document shall refer to the Form 10-K filed with the SEC on March 1, 2007, as amended.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our Directors

Our Board of Directors is currently comprised of 13 directors. Our directors’ terms will expire at each annual shareholders meeting. Biographical details for each of our directors are set forth below.

Name	Director Since	Age	Position

William T. Monahan	January 6, 2005	58	Chairman of the Board and Former Interim Chief Executive Officer
Edward A. Blechschmidt	June 29, 2006	54	Director and Acting Chief Executive Officer
Charles G. Cavell(2)(3)	January 6, 2005	64	Director
Clarence J. Chandran(3)(4)	January 6, 2005	58	Director
C. Roberto Cordaro(1)(3)(4)	January 6, 2005	57	Director
Helmut Eschwey(2)(3)	January 6, 2005	57	Director
David J. FitzPatrick(1)(2)	March 24, 2005	53	Director
Suzanne Labarge(1)(4)	January 6, 2005	60	Director
Patrick J. Monahan(4)	December 26, 2006	54	Director
Sheldon Plener(2)	December 26, 2006	55	Director
Rudolf Rupprecht(4)	January 6, 2005	67	Director
Kevin M. Twomey(1)(2)	May 25, 2006	60	Director
Edward V. Yang(3)(4)	January 6, 2005	61	Director

(1)	Member of our Audit Committee.

(2)	Member of our Nominating and Corporate Governance Committee.

(3)	Member of our Human Resources Committee.

(4)	Member of our Customer Relations Committee.

William T. Monahan is Chairman of our Board of Directors and from August 29, 2006 to December 31, 2006, served as our Interim Chief Executive Officer. Mr. Monahan is the retired chairman and chief executive officer of Imation Corporation (imaging and data storage), where he served in that capacity from its spin-off from 3M Co. (industrial, medical, consumer and office products) in 1996 to May 2004. Prior to that, he held numerous executive positions at 3M, including Group Vice President, Senior Vice President of 3M Italy and Vice President of the data storage division. Mr. Monahan is a member of the Board of Directors of Pentair, Inc. (water industry), Hutchinson Technology Inc. (computer industry) and Mosaic, Inc. (chemicals). William T. Monahan and Patrick J. Monahan (Director) are not related.

Edward A. Blechschmidt is a Director and was appointed Acting Chief Executive Officer of Novelis Inc. effective January 2, 2007, to take over the responsibilities from Interim Chief Executive Officer, William T. Monahan. Mr. Blechschmidt was Chairman, Chief Executive Officer and President of Gentiva Health Services, Inc., a leading provider of specialty pharmaceutical and home health care services, from March 2000 to June 2002. From March 1999 to March 2000, Mr. Blechschmidt served as Chief Executive Officer and a director of Olsten Corporation, the conglomerate from which Gentiva Health Services was spun off and taken public. He served as President of Olsten Corporation (staffing services) from October 1998 to March 1999. He also served as President and Chief Executive Officer of Siemens Nixdorf Americas and Siemens Pyramid Technologies (information technology) from July 1996 to October 1998. Prior to Siemens, he spent more than 20 years with Unisys Corporation (information technology), including serving as its Chief Financial Officer. Mr. Blechschmidt serves as a director of Healthsouth Corp. (healthcare), Lionbridge Technologies, Inc. (software), Option Care, Inc. (healthcare) and Columbia Laboratories, Inc. (pharmaceuticals).

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

Clarence J. Chandran is Chairman of the Chandran Family Foundation Inc. (health care research and education). He is a director of Marfort Deep Sea Technologies Inc. and is a past director of Alcan Inc. and MDS Inc. He retired as President, Business Process Services, of CGI Group Inc. (information technology) in 2004 and retired as Chief Operating Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a member of the Duke University Board of Visitors and the Strategic Plan Executive Committee of the Pratt School of Engineering at Duke.

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

Patrick J. Monahan has been a Professor of Law at Osgoode Hall Law School since 1982 and was appointed Dean in 2003. Additionally, he is an Affiliated Scholar with Davies Ward Phillips & Vineberg LLP, providing legal advice and opinions to leading Canadian corporations and private sector organizations. He is also a member of the Board of Governors of the Law Commission of Ontario. Mr. Monahan holds a Master of Laws degree from Harvard University and a Bachelor of Laws degree from Osgoode Hall Law School, as well as a Master of Arts degree from Carleton University and a Bachelor of Arts from the University of Ottawa. Patrick J. Monahan and William T. Monahan (Chairman of the Board) are not related.

Sheldon Plener joined Cassels Brock & Blackwell in 1978 and became a partner in 1983 in the Business Law Practice Group. He is currently a member of the firm’s Executive Committee and Chair of its Audit Committee, and has been lead counsel to public and private clients in a broad range of industries. He is also a director of Biovail Corporation, the largest publicly traded pharmaceutical company in Canada, and serves as Chair of its Risk and Compliance Committee. As well, Mr. Plener is an Alternate National Hockey League Governor representing the Ottawa Senators Hockey Team and is counsel to Ronald McDonald House Toronto and the Canadian Breast Cancer Foundation.

Rudolf Rupprecht was the chairman of the executive board of MAN AG (mechanical engineering and trucks), in Germany from 1996 until the end of 2004, at which time he retired. Prior to that, Dr. Rupprecht was chairman of various supervisory boards within that company which he joined in 1966. Dr. Rupprecht is also a member of the supervisory boards of Salzgitter AG (steel mill), MAN AG, KME AG (copper manufacturer), Karl Augustin Spedition Logistik and Transport GmbH and Bayerische Staatsforsten (forestry and related products) and is the chairman of the supervisory board of SMS GmbH (steel mill equipment).

Kevin M. Twomey recently retired as President and Chief Operating Officer of The St. Joe Company (real estate), having joined the company in 1999. He served as a consultant to the St. Joe Company until December of 2006. Mr. Twomey formerly served as Vice Chairman and Chief Financial Officer of H.F. Ahmanson & Company and its principal subsidiary, Home Savings of America (financial services). Prior to joining Ahmanson in 1993, Mr. Twomey was Chief Financial Officer at First Gibraltar Bank, owned by MacAndrews and Forbes Holdings of New York. Mr. Twomey also held management positions with MCorp and Bank of America. Mr. Twomey is a trustee of the University of North Florida and serves on the board of trustees of the United Way of Northeast Florida and the Schultz Center for Teaching and Leadership Executive Board. Mr. Twomey is also a member of the board of Trustees of the U.S. Navy Supply Corps Foundation. Mr. Twomey is a director of PartnerRe Ltd. (reinsurance) and Intergraph Corporation (computer software).

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

Our Executive Officers

The information required as to executive officers is set forth in Part I, Item 1, Business — Our Executive Officers, in the original Form 10-K.

Board of Directors and Corporate Governance Matters

We are committed to the highest levels of corporate governance practices, which we believe are essential to our success and to the enhancement of shareholder value. Our shares are listed on the Toronto Stock Exchange and the New York Stock Exchange, and we make required filings with the Canadian and U.S. securities regulators. We make these filings available on our website at www.novelis.com as soon as reasonably practicable after they are electronically filed. We are subject to a variety of corporate governance and disclosure requirements. Our corporate governance practices meet the Toronto Stock Exchange Corporate Governance Guidelines (TSX Guidelines), the New York Stock Exchange rules and other applicable regulatory requirements to ensure transparency and effective governance of the Company.

Our Board of Directors regularly reviews corporate governance practices in light of developing requirements in this field. As new provisions come into effect, our Board of Directors will reassess our corporate governance practices and implement changes as and when appropriate. The following is an overview of our corporate governance practices.

Novelis Board of Directors

Our Board of Directors has the responsibility for stewardship of Novelis Inc., including the responsibility to ensure that we are managed in the interest of our shareholders as a whole, while taking into account the interests of other stakeholders. Our Board of Directors supervises the management of our business and affairs and discharges its duties and obligations in accordance with the provisions of: (1) the Canada Business Corporations Act (CBCA); (2) our articles of incorporation and bylaws; (3) the charters of our Board of Directors and its committees; and (4) other applicable legislation and company policies.

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

Corporate Governance Guidelines

Our Board of Directors has adopted a charter that establishes various corporate governance guidelines relating to, among other things, the composition and organization of the Board of Directors, the duties and responsibilities of the Board of Directors and the resources and authority of the Board of Directors (the Board of Directors Charter). Under the Board of Directors Charter, which is available on our website at www.novelis.com and is available in print from our Corporate Secretary upon request, every meeting of the Board of Directors is to be followed by an executive session at which no executive directors or other members of management are present. These executive sessions are designed to ensure free and open discussion and communication among the non-management directors. The chairman of the Board of Directors leads these meetings. Mr. Monahan currently serves as chairman. Shareholders and other interested parties may communicate with the Board of Directors, a committee or an individual director by writing to Novelis Inc., 3399 Peachtree Rd. NE, Suite 1500, Atlanta, GA 30326, Attention: Corporate Secretary — Board Communication. All such communications will be compiled by the Corporate Secretary and submitted to the appropriate director or board committee. The Corporate Secretary will reply or take other actions in accordance with instructions from the applicable board contact.

Independence of Our Board of Directors

To assist in determining the independence of its members, our Board of Directors has established Guidelines on the Independence of the Directors of Novelis Inc. (Guidelines on Independence). The definition of an Independent Director under the Guidelines on Independence, which is available on our website at www.novelis.com and is available in print from our Corporate Secretary upon request, encompasses both the definition of an unrelated director within the meaning of the TSX Guidelines and of an independent director within the meaning of the rules of the New York Stock Exchange. Such a director: (1) must not have any relationship with us or any of our employees which is likely to be perceived to interfere with the exercise of his or her judgment in a manner that is independent from management; and (2) must not have an interest or relationship which could reasonably be perceived to materially interfere with his or her ability to act in the best interests of our Company (an Independent Director). Under the Guidelines on Independence, the following relationships generally will be considered not to be material relationships that would impair a director’s independence: (1) if a director is an officer, partner or significant shareholder in an entity that does business with us and the annual sales or purchases, for goods or services, to or from us are less than two percent of the consolidated gross annual revenues of that entity; (2) if a director is a limited partner, a non-managing member or occupies a similar position in an entity that does business with us, or has a shareholding in such entity which is not significant, and who, in each case, has no active role in sales to or in providing services to us and derives no direct material personal benefit from the same; and (3) if a director serves as an officer, director or trustee of a charitable organization and our charitable contributions to the organization are less than two percent of that organization’s total consolidated gross annual revenues. For purposes of the Guidelines on Independence, a significant shareholding means direct or indirect beneficial ownership of five percent or more of the outstanding equity or voting rights of the relevant entity. Our Board of Directors has determined that all members of the Board of Directors during fiscal 2006, with the exception of William T. Monahan, our Chairman and Former Interim Chief Executive Officer, and Brian W. Sturgell, our Former Chief Executive Officer, were Independent Directors.

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

Audit Committee and Financial Experts

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, the requirements of the Canadian Business Corporations Act (CBCA) and the New York Stock Exchange and Toronto Stock Exchange rules. Our Board of Directors has determined that David J. FitzPatrick, Suzanne Labarge and Kevin M. Twomey are Audit Committee financial experts as defined by the rules of the SEC and that each member of our Audit Committee is an Independent Director within the meaning of the applicable New York Stock Exchange and Toronto Stock Exchange listing standards.

Our Audit Committee’s main objective is to assist our Board of Directors in fulfilling its oversight responsibilities for the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm and the performance of both our internal audit function and our independent registered public accounting firm. Under the Audit Committee charter, the Audit Committee is responsible for, among other matters:

•	evaluating and compensating our independent registered public accounting firm;

•	making recommendations to the board and shareholders relating to the appointment, retention and termination of our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their independence from management;

•	reviewing with our independent registered public accounting firm the scope and results of their audit;

•	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; and

•	reviewing and monitoring our accounting principles, accounting policies and disclosure, internal control over financial reporting and disclosure controls and procedures.

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

In addition to its responsibilities for the design, implementation, review, and evaluation of our corporate governance policies and practices, our Nominating and Corporate Governance Committee oversees the composition and size of our Board of Directors. The committee reviews candidates for nomination as directors and recommends candidates for election to our Board of Directors. The committee also considers nominees submitted by shareholders to our Corporate Secretary. You may submit director nominations in writing to Novelis Inc., 3399 Peachtree Road, NE Suite 1500, Atlanta, Georgia, 30326, Attention: Corporate Secretary.

In identifying and evaluating candidates for nomination to our Board of Directors, our Nominating and Corporate Governance Committee considers several factors, including judgment, independence, skill, diversity and experience with businesses and other organizations of comparable size, and the requirement that, as a federal Canadian corporation, at least 25% of our directors must be resident Canadians. The qualifications and backgrounds of prospective candidates are reviewed in the context of the current composition of the Board of Directors to ensure it maintains the proper balance of knowledge, experience and diversity to effectively manage our business for the long-term interests of our shareholders. Our Nominating and Corporate Governance Committee is allowed to employ search firms for identifying and evaluating director nominees.

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

Customer Relations Committee

In an advisory capacity, our Customer Relations Committee reviews information furnished by management, provides advice and counsel, and serves as a conduit for communications with our Board of Directors for the purposes of deepening our board’s understanding of: (1) key end-use markets served by us; (2) our existing and prospective customers in such markets; (3) the nature of our relationships with such customers (and efforts to further develop such relationships); (4) the needs of, and trends facing, our customers and key end-use markets; (5) the fact base regarding flat rolled products markets and competitive environments that, in the foreseeable future, may be served by the Company; and (6) our efforts to identify and implement best practices in the areas of marketing and sales.

Code of Ethics and Code of Conduct

Novelis has adopted a Code of Ethics for Senior Financial Officers (Code of Ethics) that applies to our senior financial officers including our chief executive officer, chief financial officer and controller. We have also adopted a Code of Conduct that governs all our employees as well as our directors. As an annex to the Code of Conduct and supplemental thereto, we have adopted additional standards specifically tailored to our business operations around the globe. Copies of the Code of Ethics and Code of Conduct are available on our website at www.novelis.com. We will promptly disclose any future amendments to these codes on our website as well as any waivers from these codes for executive officers and directors. Copies of these codes are also available in print from our Corporate Secretary upon request.

We have also established whistleblower procedures so that an employee can anonymously report concerns that he or she may have regarding compliance with corporate policies, the Code of Conduct, the Code of Ethics, applicable laws or auditing, internal accounting controls and accounting matters. These procedures are part of the Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the SEC.

Based solely upon a review of the copies of such reports filed with the SEC, and on written representations from our reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and persons who own more than 10% of our common stock were complied with during 2006, with the following exception. A reporting deadline was missed that resulted in a late Form 4 filing with respect to each of our executive officers. On October 26, 2006, immediately following the adoption of the Novelis 2006 Incentive Plan by our shareholders, the Board of Directors authorized the grant of certain long term incentives in the form of non-qualified stock options and stock appreciation rights with an effective date of October 26, 2006 for executive officers and other employees. Because award letters were not finalized until on or about October 31, 2006, the Form 4s filed with respect to the grant for executive officers were late.

Item 11.	Executive Compensation

The following discussion of executive compensation contains descriptions of various employee benefit plans and employment-related agreements. These descriptions are qualified in their entirety by reference to the full text or detailed descriptions of the plans and agreements, which are filed as exhibits to, or incorporated by reference into, this Annual Report on Form 10-K/A.

Compensation Discussion and Analysis

Introduction

This section provides a discussion of the background and objectives of our compensation programs for senior management and a discussion of all material elements of the compensation of each of the named executive officers for 2006 identified in the following table, whom we refer to as our named executive officers. The named executive officers are determined in accordance with SEC rules, and include (1) the persons that served as our principal executive officer and principal financial officer during any part of 2006, (2) the four other highest paid executive officers that were employed on December 31, 2006 and (3) two other executive officers who were no longer our employees on December 31, 2006.

Name	Title

William T. Monahan	Former Interim Chief Executive Officer
Brian W. Sturgell	Former President & Chief Executive Officer
Rick Dobson	Senior Vice President & Chief Financial Officer
Geoffrey Batt	Former Senior Vice President & Chief Financial Officer
Martha Finn Brooks	Chief Operating Officer
John F. Morrison	Senior Vice President and President Asia
Arnaud de Weert	Senior Vice President and President Europe
Kevin Greenawalt	Senior Vice President and President North America
Christopher Bark-Jones	Former Senior Vice President and President Europe
Pierre Arseneault	Former Vice President Strategic Planning & IT

Human Resources Committee and Role of Management

The Human Resources Committee of our Board of Directors (the Committee) has the responsibility for approving the compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Committee is comprised solely of Independent Directors and acts pursuant to a charter approved by our board, which is reviewed annually.

Our Vice President for Human Resources serves as the management liaison officer for the Committee. Our human resources and legal departments provide assistance to the Committee in connection with administration of the Committee’s responsibilities, such as setting meetings and assembling and distributing materials for Committee meetings.

Our named executive officers have no direct role in setting their own compensation. The Committee, however, normally meets with our Chief Executive Officer to evaluate performance against pre-established goals and the Chief Executive Officer makes recommendations to the board regarding budgets, which affect certain goals. Our Chief Executive Officer also makes recommendations regarding compensation matters related to other named executive officers and provides input regarding executive compensation programs and policies generally.

Management also assists the Committee by providing information needed or requested by the Committee or its compensation consultant (such as our performance against budget and objectives, historic compensation, compensation expense, stock plan utilization, our policies and programs, peer companies) and by providing input and advice regarding compensation programs and policies and their impact on the Company and its executives.

Objectives and Design of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who can contribute to our long-term success and thereby build value for our shareholders. The program is organized around three fundamental principles:

•	Provide Total Direct Compensation Opportunities That Are Competitive: To enable us to attract, motivate and retain qualified executives, total direct compensation opportunities for each executive (base pay, short-term (annual) incentives and long-term incentives) are targeted at levels to be competitive with similar positions at comparable companies. The Committee strives to create a total direct compensation package that is at the median of the peer companies described below.

•	A Substantial Portion Of Total Direct Compensation Should Be At Risk Because It Is Performance-Based: We believe executives should be rewarded for their performance. Consequently, a substantial portion of an executive’s total direct compensation should be at risk, with amounts actually paid dependent on performance against pre-established objectives for the individual and us. The proportion of an individual’s total direct compensation that is based upon these performance objectives should increase as the individual’s business responsibilities increase.

•	A Substantial Portion of Total Direct Compensation Should Be Delivered in the Form of Equity-Based Awards: We believe an equity stake in Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value. As a result, we may provide stock options, restricted stock or stock units, performance shares and stock appreciation rights (as well as other awards paid in cash or equity).

The Committee recognizes that the engagement of strong talent in critical functions may entail recruiting new executives at times and involve negotiations with individual candidates. As a result, the Committee may determine in a particular situation that it is in our best interests to negotiate compensation packages that deviate from the principles set forth above.

Independent Compensation Consultant

In 2006, the Committee, in its review and determination of executive compensation levels, utilized the services of James F. Reda and Associates, a compensation consulting firm (JRA), as its independent consultant. JRA representatives generally participated in all regularly scheduled meetings of the Committee. There have been no other engagements of JRA for the performance of any other services to us in 2006. Any other engagements of JRA by management are required to be disclosed to the Committee so the Committee may consider any possible impact on the independence of JRA.

Market Data and Peer Group

To determine 2006 compensation levels, the Committee relied on market data provided by JRA. This data consisted of compensation information for the named executive officers of the following peer group of companies: Ball Corporation, Bemis, Coca Cola Enterprises Inc., Commercial Metals Company, Crown Holdings, Cummins, Eastman Chemicals, Georgia Pacific, MeadWestvaco, Newell Rubbermaid, Nucor, Owens Illinois, Pactiv, Parker Hannifin, Smurfit-Stone Container and Worthington Industries. We also review data from several compensation surveys including those published by Hay Group and Towers Perrin.

Elements of Our Compensation Program

Our compensation program consists of the following key elements:

•	Base Pay

•	Short-Term (Annual) Incentives

•	Long-Term Incentives

•	Employee Benefits

The Committee periodically compares the competitiveness of these key elements to that of companies in our peer group. In 2006, this review revealed that the total direct compensation opportunity for our executive officers was at market overall, without significant variation by position and by element of compensation.

Base Pay.  Based on market practices, the Committee believes it is appropriate that some portion of total direct compensation (generally 20% to 40%) be provided in a form that is fixed and liquid. Base salary for our named executive officers is generally reviewed by the Committee in the first quarter of each year and any increases are effective on April 1. In setting base salary, the Committee is mindful of its overall goal for allocation of total compensation to this element and the median base salary for comparable positions at companies in our peer group.

Named executive officers who were employees as of January 1, 2006, did not receive a base salary increase in 2006. In reaching that decision, the Committee considered several factors including market position, share price performance and our financial restatement.

Short-Term (Annual) Incentives.  We believe having an annual incentive opportunity is necessary to attract and retain key management. Our general philosophy is that annual cash incentives should be tied to both company-wide and business unit goals as well as individual performance. Annual incentives should be consistent with the strategic goals set by the board, and the performance benchmarks should be sufficiently ambitious so as to provide meaningful incentive to our executive officers. In the normal circumstances, we would expect that approximately 20% of an executive officer’s total direct compensation would be attributable to short-term incentives.

Following consultation with management, the Committee approved the 2006 short term incentive program. The performance benchmarks for the year were tied to three key components: (1) improvements in cash flow as measured by working capital turns; (2) increases in profitability as measured by Total Regional Income; and (3) satisfaction of certain Environment, Health and Safety (EHS) targets. The specific weightings among these three components was 50% for cash flow targets; 40% for profitability targets; and 10% for EHS targets. A named executive officer’s incentive opportunity was further weighted to reflect the region or regions for which he or she was primarily responsible.

The potential payout attributable to working capital turns could range from 0% of target if 2006 results did not exceed 2005 results, 100% of target if 2006 results met the business plan and up to a maximum of 200% of target if 2006 results exceed the business plan by 10% or more. The potential payout attributable to Total Regional Income could range from 0% of target if 2006 results did not exceed 2005 results, 100% of target if 2006 results met the business plan, and up to 200% of target if 2006 results exceeded the business plan by 10% or more. The potential payout attributable to EHS objectives also ranged from 0% to 200% of target and is measured against continuous improvement targets for recordable cases and lost time injuries and illness as well as the completion of strategic EHS initiatives.

The Committee met during the first quarter of 2007 to evaluate and approve 2006 short-term incentive payouts for Ms. Brooks and Messrs. Monahan, Dobson, Morrison, de Weert and Greenawalt. Former executives Messrs. Sturgell, Arseneault, Bark-Jones and Batt each received a severance payment in lieu of consideration under our short-term incentive program.

In evaluating 2006 results, the Committee determined that the original 2006 benchmarks were not reflective of our actual performance for 2006. The Committee exercised its discretion to consider and evaluate performance against other performance factors including net income, metal prices, can price ceiling, the turnover in senior management, the financial restatement, the proposed sale of the Company and total shareholder return. In view of performance against these factors, the Committee exercised its authority to set the actual short-term incentive payouts for Ms. Brooks and Messrs. de Weert, Greenawalt and Dobson as shown below. Mr. Morrison’s short-term incentive award was paid at 100% of target because the Company was contractually obligated to pay him no less than this amount in accordance with his repatriation agreement summarized later in this Annual Report.

The table below summarizes 2006 target and actual payments for Ms. Brooks and Messrs. Dobson, Morrison, de Weert and Greenawalt.

	2006 Target	2006 Actual

Martha Finn Brooks	$589,500	$475,000
Rick Dobson	$337,500	$200,000	(1)
John F. Morrison	$152,350	$152,350
Arnaud de Weert	$329,925	$300,000
Kevin Greenawalt	$186,000	$150,000

(1)	Pro-rated for his service.

Lastly, the board approved an incentive award of $250,000 for Mr. Monahan based on his efforts and successes while serving as our Interim Chief Executive Officer.

Long-Term Incentives.  The Committee believes that a substantial portion of each executive’s total direct compensation opportunity (generally 40% to 60%) should be based on long-term performance and should be in the form of equity-based awards because such awards align the interests of our executives and shareholders. Equity-based awards are made under our 2006 Incentive Plan, which was approved by our shareholders on October 26, 2006 (the Incentive Plan). The Incentive Plan authorizes awards in the form of stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights (as well as other awards paid in cash or equity). The mix between various types of equity awards may vary from year to year.

The opportunity to receive long-term incentive compensation by an executive in a given year is generally determined by reference to the market for long-term incentive compensation among our peer group companies. The Committee is also mindful of long-term incentive awards made in prior years and takes such awards into account in determining the amount of current-year awards. On October 26, 2006, our named executive officers received 100% of their equity awards in the form of stock options, or stock appreciation rights (SARs) in the case of Mr. de Weert, each with an exercise price of $25.53 per share, the closing price for our common shares on the NYSE on the grant date.

The Committee considered the use of various forms of long-term awards, but ultimately determined that the use of stock options and SARs (one-half of which are in the form of premium award shares) provided the best link between the interests of executives and shareholders. The use of premium stock options and premium SARs created an additional share price performance requirement in that premium stock options and premium SARs cannot be exercised unless the closing price of our common shares on the day before exercise is at least 12% higher than the closing price on the date of grant. For future long-term awards, the Committee will consider all types of awards available under the Incentive Plan and will determine at the time of each award the appropriate form of award to use.

Employee Benefits

•	U.S. Pension Plan: During 2005, those of our employees previously participating in the Alcancorp Pension Plan and the Alcan Supplemental Executive Retirement Plan received up to one year of additional service under each plan to the extent that such employees continued to be employed by us during 2005. We paid to Alcan the normal cost (in the case of the Alcancorp Pension Plan) and the current service cost (in the case of the Alcan Supplemental Executive Retirement Plan) with respect to those employees. The Alcan plans provide for pensions calculated based upon combined service with us or Alcan of up to 35 years. Eligible earnings consist of the average annual salary and the short-term incentive award up to its target during the three consecutive calendar years when they were the greatest, subject to a cap for those participating in the Pension Plan for Officers described below.

Effective January 1, 2006, we adopted the Novelis Pension Plan and the Novelis Supplemental Executive Retirement Plan (the Novelis SERP), which provide benefits identical to the benefits provided under the Alcancorp plans. Executives who were participants in the Alcancorp Pension Plan will participate in the Novelis Pension Plan and Novelis SERP (collectively referred to as the

U.S. Pension Plan). Executives who were not participants in the Alcancorp Pension Plan or who were hired on or after January 1, 2005 will not participate in the U.S. Pension Plan.

Messrs. Sturgell, Morrison, Greenawalt and Arseneault and Ms. Brooks are all participants in the U.S. Pension Plan.

•	U.K. Pension Plan: The U.K. Pension Plan, which was transferred to us from Alcan in connection with the spin-off, provides for pensions calculated on service of up to 40 years and eligible earnings, which consist of the average annual salary and the short-term incentive award up to its target during the last 12 months before retirement, subject to a cap for those participating in the Pension Plan for Officers (described below). Prior to his termination in 2006, Mr. Bark-Jones was the only executive entitled to participate in the U.K. Pension Plan during 2006.

•	Swiss Pension Schemes: Since our spin-off from Alcan, we continued to participate in Alcan’s two pension schemes in Switzerland: (1) the Pensionskasse Alcan Schweiz (a defined benefit plan) and (2) the Erganzungskasse Alcan Schweiz (a defined contribution plan). The defined benefit plan is computed based on a participant’s final annual earnings (up to a limit and less a coordination amount) and service up to 45 years. The defined contribution plan only recognizes earnings in excess of the defined benefit earnings limit. Mr. de Weert was the only named executive officer eligible for the Swiss pension schemes in 2006.

•	Novelis Pension Plan for Officers: The Pension Plan for Officers (PPO) is a separate non-qualified supplemental executive retirement plan that provides an additional pension benefit based on combined service of up to 20 years as an officer of Novelis or Alcan and eligible earnings, which consist of the excess of the average annual salary and target short-term incentive award during the 60 consecutive months when they were the greatest over eligible earnings in the U.S. Pension Plan or the U.K. Pension Plan, as applicable. The Committee determines participants in the PPO. Both the U.S. Pension Plan and U.K. Pension Plan provide for a maximum pension benefit on eligible earnings that is established with reference to the position of the officer prior to being designated a PPO participant. Prior to their termination of employment during 2006, Messrs. Sturgell and Bark-Jones were the only participants in the PPO. Both individuals received a lump sum payment of their entire benefits under the PPO following their termination of employment. We do not expect that any new participants will be added to the PPO.

•	Additional Pension Benefits: In addition to her participation in the U.S. Pension Plan described above, Ms. Brooks will receive from us a supplemental pension equal to the excess, if any, of the pension she would have received from her employer prior to joining Alcan had she been covered by her prior employer’s pension plan until her separation or retirement from Novelis, over the sum of her pension from the U.S. Pension Plan and the pension rights actually accrued with her previous employer.

Mr. Batt is entitled to a lifetime non-qualified pension of $2,325 per month beginning March 1, 2007, with 50% of that amount continuing to his surviving spouse, if applicable.

•	Savings Plan and Non-Qualified Defined Contribution Plan: All U.S. based executives are eligible to participate in our tax qualified savings plan. We match up to 4.5% of pay (up to the IRS compensation limit; $220,000 for 2006) for participants who contribute 6% of pay or more to the savings plan. In addition, U.S. based executives hired on or after January 1, 2005 are eligible to share in our discretionary contributions. Discretionary contributions are first made to the qualified plan (up to the IRS compensation limit) and any excess amounts are made to our non-qualified defined contribution plan. For 2006, we made a discretionary contribution equal to 5% of pay. Mr. Dobson was the only named executive officer eligible for a discretionary contribution for 2006.

•	Health & Welfare Benefits: Executives are entitled to participate in our employee benefit plans (including medical, dental, and life insurance benefits) on the same basis as other employees.

•	Perquisites: As noted in our Summary Compensation Table, we provide our officers with certain perquisites consistent with market practice. We do not view perquisites as a significant element of our comprehensive compensation structure.

Employment-Related Agreements

Each of our named executive officers during 2006 was covered by an employment or letter agreement setting forth the general terms of his or her employment. See Employment-Related Agreements and Certain Employee Benefit Plans for a discussion of these agreements.

On September 25, 2006, we entered into change in control agreements with certain members of our management team, including the following named executive officers: Ms. Brooks and Messrs. Dobson, de Weert, and Greenawalt. In the case of Ms. Brooks and Mr. Greenawalt, these change in control agreements replaced previous change in control agreements that were entered into prior to our spin-off from Alcan. We believe that such change in control agreements are critical because they allow management to remain focused on our shareholders’ best interests in the event of a potential change in control situation. The change in control agreements generally terminate on December 31, 2008, unless a change in control event occurs on or before such date in which case they terminate 24 months following the date of the change in control event. Prior to January 6, 2007, each named executive officer was entitled to payment if we terminated his or her employment other than for cause, or if the executive resigned for good reason. After January 6, 2007, each named executive officer is entitled to payment if we terminate his or her employment other than for cause, or if the executive resigns for good reason, within six months before or 24 months after a change in control event. Such payments will not be made if the executive’s employment terminates because of death, disability, or retirement.

On September 25, 2006, we also entered into recognition agreements with certain members of our management team, including the following named executive officers: Ms. Brooks and Messrs. Dobson, de Weert, and Greenawalt. These recognition agreements include both a retention and severance component. Under the retention component, the executive will be entitled to a recognition payment if an executive remains continuously employed by us through each of two vesting dates (December 31, 2007 and December 31, 2008). Under the severance component, the executive will be entitled to a severance payment if his or her employment is terminated by us other than for cause on or before December 31, 2008.

We believe that such recognition agreements are in the best interest of our shareholders because the potential for recognition payments encourages the retention of key executives and provides a direct link with share price performance. For our named executive officers who would be entitled to benefits under the provisions of their change in control agreements, any retention payments and any severance payments under the recognition agreements would offset dollar for dollar any amounts to be received under the change in control agreements in order to avoid duplication.

See Employment-Related Agreements and Certain Employee Benefit Plans for an additional discussion of these agreements.

Impact of Accounting and Tax Treatments

Section 162(m) of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code) limits our ability to deduct annual compensation in excess of $1 million paid to any of the named executive officers. This limitation generally does not apply to compensation based on performance goals if certain requirements are met. The Committee has considered the effect of Section 162(m) on our executive compensation program in developing its policy with respect to the deductibility of our executive compensation. It is the Committee’s position that in administering the performance-based portion of our executive compensation program, it will attempt to satisfy the requirements for deductibility under Section 162(m). However, the Committee believes that it needs to retain the flexibility to exercise its judgment in assessing an executive’s performance and that the total compensation system for executives should be managed in accordance with the objectives outlined in this Compensation Discussion and Analysis and in the overall best interests of our shareholders. Should the requirements for deductibility under Section 162(m) conflict with our executive compensation philosophy and objectives or with what the Committee believes to be in the best interests of the shareholders, the Committee may authorize compensation that is not fully deductible for any given year.

With the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123(R)), we do not expect accounting treatment of differing forms of equity awards to vary significantly and, therefore, SFAS 123(R) is not expected to have a material effect on the selection of forms of equity compensation.

Timing of Compensation Decisions

The Committee develops an annual agenda to assist it in fulfilling its responsibilities. Generally, in the first quarter of each year, the Committee (1) reviews prior year performance and authorizes the distribution of short-term incentive pay-outs, if any, for the prior year, (2) establishes performance criteria for the current year short-term incentive program, and (3) reviews base pay and annual short-term incentive targets for executives.

Long-term incentive awards are generally considered and approved by the Committee during the fourth quarter of each year, although the Committee may deviate from this practice when appropriate under the circumstances.

This timing has been selected as a result of a variety of tax considerations. In order to satisfy the deductibility requirements under Section 162(m) of the Internal Revenue Code, performance objectives must be established in the first 90 days of the performance period. For annual incentive awards, this means performance objectives must be established no later than the end of March.

We have established written guidelines for the grant, delivery, documentation and recording of equity awards. Equity awards may be made only by the Committee or those authorized by the Committee. The Committee has established written delegations authorizing our Chief Executive Officer to make certain awards to non-executive officers, subject to pre-established limitations on individual awards and total awards. Our Vice President for Human Resources reports to the Committee, at each meeting, on the use of such authority and the Committee reviews the authority annually.

Grants can only be authorized in writing. Authorizations of amendments, modifications or changes to awards must be in writing and can only be adopted with the approval of the Committee. For option and SAR awards, the awards must be granted at the NYSE closing price of our common shares on the grant date. Generally, for employees, we target granting annual awards on the date of the Board of Directors meeting in December of each year, unless another date is determined by the Committee.

Stock Ownership Guidelines

We have not adopted guidelines for executive ownership of our common shares due, in part, to the fact that a significant portion of each named executive officer’s total direct compensation opportunity is in the form of equity-based compensation. Our equity award programs are designed to create a significant link between the interests of executives with the interests of shareholders.

Hedging of Company Stock

Pursuant to our Insider Trading Policy, directors, officers and employees may not engage in short-term speculative transactions involving trading in our securities. This includes short sales, sales against the box and puts, calls and options on our securities (other than the exercise of employee or director stock options). Margin loans involving our securities are discouraged because of the complex legal issues surrounding such loans and must have legal approval in advance. Other practices which may be effectively considered hedging, such as forward purchase contracts, are not prohibited, but are subject to legal review in advance.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review of and discussions with management, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

The foregoing report is provided by the following directors, who constitute the Committee:

Clarence J. Chandran, Chairman
Charles G. Cavell
C. Roberto Cordaro
Helmut Eschwey
Edward V. Yang

Summary Compensation Table

The table below sets forth information regarding 2006 compensation for our named executive officers.

									Non-Equity
									Incentive	Change in
						Stock		Option	Plan	Pension	All Other
		Salary		Bonus		Awards		Awards	Compensation	Value	Compensation		Total
Name and Principal Position	Year	($)		($)		($)(1)		($)(2)	($)(3)	($)(4)	($)(5)		($)

William T. Monahan,	2006	260,000	(6)	250,000	(6)	109,154	(6)	—	—	—	108,333	(6)	727,487	(6)
Former Interim Chief Executive Officer
Brian W. Sturgell,	2006	656,667		—		54,645		2,988,200	—	1,200,669	6,385,436		11,285,617
Former President & Chief Executive Officer
Rick Dobson,	2006	202,679		125,000	(7)	74,073		63,096	200,000	—	56,890		721,738
Senior Vice President & Chief Financial Officer
Geoffrey Batt,	2006	283,333		—		71,547		223,996	—	125,666	2,271,578		2,976,120
Former Senior Vice President & Chief Financial Officer
Martha Finn Brooks,	2006	655,000		—		784,197		552,181	475,000	139,903	132,535		2,738,816
Chief Operating Officer
John F. Morrison,	2006	277,000		—		201,747		300,855	152,350	268,665	551,970		1,752,587
Former Senior Vice President and President Asia
Arnaud de Weert,	2006	340,631		160,927	(8)	31,149		33,413	300,000	9,428	110,487		986,035
Senior Vice President and President Europe
Kevin Greenawalt,	2006	310,000		—		232,896		293,949	150,000	219,749	36,730		1,243,324
Senior Vice President and President North America
Christopher Bark-Jones,	2006	436,007		—		72,621		2,221,328	—	314,362	2,659,746		5,704,064
Former Senior Vice President and President Europe
Pierre Arseneault,	2006	125,000		—		21,947		341,160	—	267,534	1,042,195		1,797,836
Former Vice President Strategic Planning & IT

(1)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) (excluding the impact of estimated forfeitures). With the exception of Mr. Monahan, the awards were granted under our Founders Performance Award Plan, Total Shareholder Returns Performance Plan and individual Recognition Agreements and may include amounts from awards granted in and prior to 2006. See footnote (6) with respect to Mr. Monahan. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements included in our original Form 10-K for the fiscal year ended December 31, 2006. The expense attributable to each of these plans and agreements is set forth below:

	Founders
	Performance	Total Shareholder Returns	Recognition
	Award Plan	Performance Plan	Agreements	Total
Name	($)	($)	($)	($)

William T. Monahan	—	—	—	—
Brian W. Sturgell	—	54,645	—	54,645
Rick Dobson	—	—	74,073	74,073
Geoffrey Batt	67,773	3,774	—	71,547
Martha Finn Brooks	633,975	42,342	107,880	784,197
John F. Morrison	192,195	9,552	—	201,747
Arnaud de Weert	—	—	31,149	31,149
Kevin Greenawalt	192,195	9,552	31,149	232,896
Christopher Bark-Jones	40,162	32,459	—	72,621
Pierre Arseneault	33,468	(11,521)	—	21,947

(2)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) (excluding the impact of estimated forfeitures), of awards pursuant to our 2005 Conversion Plan, 2005 Stock Price Appreciation Unit Plan, and 2006 Incentive Plan and thus may include amounts from awards granted in and prior to 2006. Assumptions used in the calculation of this amount are included in Note 14 to our audited financial statements included in our original Form 10-K for the fiscal year ended December 31, 2006. The expense attributable to each of the aforementioned plans is set forth below:

		2005 Stock Price
	2005 Conversion	Appreciation Unit
	Plan (a)	Plan (a)	2006 Incentive Plan	Total
Name	($)	($)	($)	($)

William T. Monahan	—	—	—	—
Brian W. Sturgell	2,988,200	—	—	2,988,200
Rick Dobson	—	—	63,096	63,096
Geoffrey Batt	223,996	—	—	223,996
Martha Finn Brooks	440,838	—	111,343	552,181
John F. Morrison	239,516	—	61,339	300,855
Arnaud de Weert	—	—	33,413	33,413
Kevin Greenawalt	76,395	187,861	29,693	293,949
Christopher Bark-Jones	2,554	2,218,774	—	2,221,328
Pierre Arseneault	341,160	—	—	341,160

(a)	The 2005 Conversion Plan and 2005 Stock Price Appreciation Unit Plan were the predecessor plans to the 2006 Incentive Plan. Any outstanding awards that were granted under the 2005 plans remain subject to the terms of such plans but all future awards will be issued under the 2006 Incentive Plan.

(3)	Represents 2006 awards under our short-term incentive program.

(4)	Represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified and non-qualified defined benefit pension plans during 2006. Assumptions used in the calculation of these amounts are included in Note 15 to our audited financial statements for the fiscal year ended December 31, 2006.

(5)	With the exception of Mr. Monahan (see footnote (6) below), the amounts shown in the All Other Compensation column are reflected in the following table:

			Company		Relocation
			Contribution		and			Other
	Severance-		to Defined		Housing-			Perquisites
	Related		Contribution	Group Life	Related		Child Tuition	and Personal
	Payments		Plans	Insurance	Payments		Reimbursment	Benefits		Total
Name	($)		($)(a)	($)	($)		($)	($)		($)

Brian W. Sturgell	6,227,339	(b)	6,206	7,399	—		—	144,492	(c)	6,385,436
Rick Dobson	—		18,572	338	30,065		—	7,915	(d)	56,890
Geoffrey Batt	2,222,055	(e)	9,900	1,239	16,091		—	22,293	(f)	2,271,578
Martha Finn Brooks	—		7,444	1,761	—		79,198	44,132	(g)	132,535
John F. Morrison	—		9,900	1,112	536,092	(h)	—	4,866	(i)	551,970
Arnaud de Weert	—		31,872	—	57,904		—	20,711	(j)	110,487
Kevin Greenawalt	—		9,900	1,179	—		—	25,651	(k)	36,730
Christopher Bark-Jones	2,477,653	(l)	—	—	3,874		—	178,219	(m)	2,659,746
Pierre Arseneault	998,750	(n)	—	898	1,858		—	40,689	(o)	1,042,195

(a)	Represents matching contribution (and discretionary contribution in the case of Mr. Dobson) made to our tax qualified defined contribution plan.

(b)	Consists of a lump sum severance payment of $5,570,672 and an additional lump sum payment of $656,667 in lieu of consideration under our short-term incentive program for 2006.

(c)	Includes (i) accrued vacation of $111,760, plus (ii) discounted dental coverage for 36 months; executive flex allowance; car allowance; personal home security; and the difference between the price paid by Mr. Sturgell to purchase his company car and the car’s estimated fair market value following his separation from service, each of which individually had an aggregate incremental cost less than $25,000.

(d)	Includes executive flex allowance and car allowance, each of which individually had an aggregate incremental cost less than $25,000.

(e)	Consists of a lump sum severance payment of $1,610,000; a lump sum payment of $201,250 in lieu of consideration under our short-term incentive program for 2006; and a one time retention payment equal to $410,805 for services rendered during Mr. Batt’s employment transition period.

(f)	Includes executive flex allowance; car allowance; personal home security; and club dues, each of which individually had an aggregate incremental cost less than $25,000.

(g)	Includes executive flex allowance; car allowance; personal home security; tax advice payment; cash to pay interest on a third party loan; and spousal travel expenses, each of which individually had an aggregate incremental cost less than $25,000.

(h)	Includes (i) an expatriate premium of $143,758; (ii) employer-paid Korean tax deposit of $217,019; (iii) employer-provided housing of $148,267; (iv) travel reimbursement of $23,963; and (v) storage payment of $3,085.

(i)	Includes tax advice payment and club dues, each of which individually had an aggregate incremental cost less than $25,000.

(j)	Includes executive flex allowance; car allowance; and tax advice payment, each of which individually had an aggregate incremental cost less than $25,000.

(k)	Includes executive flex allowance; car allowance; personal home security; and cash to pay interest on third party loan, each of which individually had an aggregate incremental cost less than $25,000.

(l)	Consists of a lump sum severance payment of $1,773,240 payable under his change in control agreement; a lump sum payment of $287,219 in lieu of consideration under our short-term incentive program for 2006; and $417,194 paid upon completion of his project assignment.

(m)	Includes (i) accrued vacation of $107,644, (ii) $43,460 for the difference between the price paid by Mr. Bark-Jones to purchase his company car and the car’s estimated fair market value following his separation from service plus (iii) tax advice services and car allowance, each of which individually had an aggregate incremental cost less than $25,000.

(n)	Consists of (i) a lump sum severance payment of $930,000 (paid in January 2007); plus (ii) a lump sum payment of $68,750 in lieu of consideration under our short-term incentive program for 2006.

(o)	Includes (i) accrued vacation of $28,846 plus (ii) executive flex allowance; car allowance; and personal home security, each of which individually had an aggregate incremental cost less than $25,000.

(6)	Mr. Monahan received a base salary of $65,000 per month while serving as our Interim Chief Executive Officer from August 28, 2006 to December 31, 2006. He also received directors’ fees of $217,487, of which $108,333 was paid in cash and $109,154 was credited in the form of deferred share units and dividend equivalents under the Deferred Share Unit Plan for Non-Executive Executive Directors. The Board of Directors approved a discretionary bonus of $250,000 during the first quarter of 2007 in recognition of Mr. Monahan’s successful management of Novelis and his contributions to the sale process.

(7)	Mr. Dobson received this payment as an employment signing bonus.

(8)	Mr. de Weert received this payment as an employment signing bonus.

Grants of Plan-Based Awards in 2006

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during 2006.

		Estimated		All Other	All Other
		Future Payouts		Stock	Option
		Under		Awards:	Awards:		Grant Date
		Non-Equity		Number of	Number of	Exercise or	Fair Value
		Incentive		Shares of	Securities	Base Price	of Stock
		Plan Awards(1)		Stock or	Underlying	of Option	and Option
		Target	Maximum	Units (#)(2)	Options	Awards	Awards
Name	Grant Date	($)	($)	(#)(1)	(#)(3)	($/Sh)	($)

William T. Monahan	—	—	—	—	—	—	—
Brian W. Sturgell	—	985,000	1,970,000	—	—	—	—
Rick Dobson	—	337,500	675,000	—	—	—	—
	9/25/06	—	—	19,500	—	—	451,425
	10/26/06	—	—	—	92,500	25.53	962,463
Geoffrey Batt	—	345,000	690,000	—	—	—	—
Martha Finn Brooks	—	589,500	1,179,000	—	—	—	—
	9/25/06	—	—	28,400	—	—	657,460
	10/26/06	—	—	—	163,230	25.53	1,698,408
John F. Morrison	—	152,350	304,700	—	—	—	—
	10/26/06	—	—	—	32,650	25.53	339,723
Arnaud de Weert(4)	—	329,925	659,850	—	—	—	—
	9/25/06	—	—	8,200	—	—	189,830
	10/26/06	—	—	—	43,530	25.53	N/A	(5)
Kevin Greenawalt	—	186,000	372,000	—	—	—	—
	9/25/06	—	—	8,200	—	—	189,830
	10/26/06	—	—	—	43,530	25.53	452,930
Christopher Bark-Jones	—	330,458	660,916	—	—	—	—
Pierre Arseneault	—	165,000	330,000	—	—	—	—

(1)	These columns show the range of payouts available under our short-term incentive program for 2006 if the target or maximum performance objectives are satisfied, as described under “Compensation Discussion and Analysis — Short-Term (Annual) Incentives.” There is no minimum payout under our short-term incentive program. The actual amount earned for 2006 is reported in our Summary Compensation Table in the column titled Non-Equity Incentive Plan Compensation. Amounts assume a full-year of service.

(2)	These amounts represent restricted share units payable under each executive’s recognition agreement dated September 25, 2006.

(3)	These amounts represent stock options (or SARs in the case of Mr. de Weert) granted on October 26, 2006 under the 2006 Incentive Plan. One-half of the total award is in the form of premium award shares and one-half in the form of non-premium award shares. See “Employment-Related Agreements and Certain Employee Benefit Plans — 2006 Incentive Plan” for a discussion of these awards.

(4)	Payment is settled in Euros but shown in this table in U.S. dollars based on December 29, 2006 exchange rate of one U.S. dollar per 1.3197 Euro.

(5)	Mr. de Weert’s SARs will be settled in cash at the time of exercise. Because these SARs are accounted for as liability awards (as opposed to equity awards) under SFAS 123(R), we have not included the grant date fair value. The value of this award at the December 31, 2006 valuation was $508,920.

Employment-Related Agreements and Certain Employee Benefit Plans

Each of our named executive officers was subject to an employment or letter agreement during 2006. The terms of each such agreement is summarized below.

Agreement with William T. Monahan

Mr. Monahan served as our Interim Chief Executive Officer during the period August 28, 2006 and ending December 31, 2006. During this period, he received a base salary of $65,000 per month plus reimbursement for reasonable business expenses. Mr. Monahan was also entitled to incentive compensation in the sole and exclusive discretion of the board. Mr. Monahan’s salary and potential incentive compensation was in addition to the fees Mr. Monahan received for serving as Chairman of our Board. Mr. Monahan was not entitled to long-term incentives, employment-related benefits, or severance-related pay during or following his tenure as Interim Chief Executive Officer.

Agreement with Brian Sturgell

Mr. Sturgell served as our President and Chief Executive Officer during the period January 1, 2005 to August 28, 2006. During this period, he received an annual base salary of $985,000 and participated in all of our executive benefits including our qualified and non-qualified pension plans, equity and short-term incentive plans, and executive perquisites. He was also eligible for our broad-based employee benefit and health plans.

On October 26, 2006, we entered into a separation and release agreement with Mr. Sturgell in connection with his termination of employment. We mutually agreed to terminate his role as President and Chief Executive Officer effective August 28, 2006. Pursuant to the terms of Mr. Sturgell’s severance agreement dated December 5, 2005, we were obligated to pay him 36 months of base salary and short-term incentives and to continue his medical, dental, life insurance and pension benefits for three years. The estimated present value of the additional pension accrual is $1,009,000. Pursuant to the terms of Mr. Sturgell’s separation and release agreement, we agreed to pay his 36 months of severance in a single lump sum of $5,770,672 rather than monthly installments. We also agreed to (i) pay Mr. Sturgell $656,667 in lieu of participation in the short-term incentive plan for 2006, (ii) pay his total accrued benefit under our PPO in a single lump sum of $1,529,350, (iii) reimburse him for the expenses incurred in connection with the sale of his home in Atlanta, Georgia, and relocation to his new address (estimated cost of $200,000), and (iv) reimburse him for tax preparation fees not to exceed $25,000. In exchange for the foregoing, Mr. Sturgell executed a release and waiver of claims and agreed not to work for a direct competitor for a period of three years.

Agreement with Rick Dobson

Mr. Dobson became our Chief Financial Officer, effective July 19, 2006. Pursuant to his employment agreement, he is entitled to a base salary of $450,000 and is eligible for short-term and long-term incentives. Mr. Dobson also participates in our broad-based employee benefit and health programs and receives other executive perquisites. We also agreed to reimburse Mr. Dobson for certain expenses that he may incur in connection his relocation to the Atlanta, Georgia, and to pay for any private school tuition costs for his children in grades one through twelve. Mr. Dobson’s agreement also provides for a minimum of twelve months severance upon his involuntary termination of employment. Any severance payments that Mr. Dobson receives under his employment agreement would offset any severance benefits he would be entitled to receive under his recognition agreement or change in control agreement, described below.

Agreement with Geoffrey Batt

Mr. Batt served as our Chief Financial Officer during the period January 1, 2005 to June 16, 2006. During this period, he received an annual base salary of $460,000 and participated in our equity and short-term incentive and executive perquisites programs. He was also covered by a supplemental retirement arrangement and was eligible for our broad-based employee benefit and health plans other than our qualified pension plan.

On June 27, 2006, we entered into a transition agreement and our subsidiary, Novelis Corporation, entered into a release and separation agreement with Mr. Batt, each regarding the terms of his termination of employment. Pursuant to these agreements, Mr. Batt terminated his role as our Chief Financial Officer effective as of June 16, 2006; however, Mr. Batt remained an employee on non-active payroll through August 11, 2006 (his separation date). Until his separation date, Mr. Batt ’s compensation and benefits continued at their then-current levels. Pursuant to his change of control agreement dated November 8, 2004, Mr. Batt was also entitled to receive an amount equal to $1,610,000 (24 months of his base salary and short-term incentives). We also agreed to pay Mr. Batt $201,250 in lieu of participation in the short-term incentive plan for 2006. Mr. Batt is also entitled to liability indemnification and reimbursement for relocation, tax and outplacement services (estimated at a collective cost of $150,000).

Agreement with Martha Finn Brooks

We entered into an employment agreement with Ms. Brooks dated November 8, 2004. Pursuant to this agreement, she serves as our Chief Operating Officer with a base salary of $655,000 in 2006. Ms. Brooks is eligible for all of our executive equity and short-term incentive plans and is entitled to certain executive perquisites. She is also eligible for our broad-based employee benefit and health plans. We also agreed to reimburse Ms. Brooks for certain expenses that she may incur in connection with private school tuition costs for her children in grades one through twelve. As part of her May 2, 2002 employment agreement with Alcan, we guaranteed that the total combined qualified and non-qualified pension benefits Ms. Brooks receives under the Novelis, Alcan and Cummins (her former employer) pension plans will not be less than the pension benefit that she would have received if she remained covered by the Cummins Pension Plan from October 16, 1986, until her retirement/termination with us. Any severance payments that Ms. Brooks receives under her employment agreement would offset any severance benefits she would be entitled to receive under her recognition agreement or change in control agreement, described below.

Agreement with John F. Morrison

We entered into an employment agreement with Mr. Morrison effective as of January 1, 2005, pursuant to which he served as President of Novelis Asia with a base salary of $277,000 in 2006. Under his agreement, Mr. Morrison was entitled to an expatriate premium and location allowance, each in amount equal to 10% of his base salary (net after tax). Mr. Morrison was also eligible for our executive equity and short-term incentive plans and certain executive perquisites as well as our broad-based employee benefit and health plans. During the term of his Korean assignment, Mr. Morrison was provided with a fully furnished home which was paid for by Novelis Korea Limited and was entitled to be reimbursed for up to three trips to the United States during the year for himself and his wife.

We entered into a repatriation agreement with Mr. Morrison dated August 8, 2006, pursuant to which we agreed he would retire effective March 1, 2007. Per his repatriation agreement, Mr. Morrison was transferred to the non-active payroll as of his retirement date and is entitled to receive severance equal to 16-1/2 months base salary payable over our normal payroll cycle. Mr. Morrison is also eligible to receive payment for his accrued but unused vacation days. We also agreed to pay the costs of relocating Mr. Morrison, his family, and his household goods back to the United States from Korea, plus to pay him one month’s base salary (grossed up for taxes) to assist with incidentals incurred in connection with his repatriation.

Agreement with Arnaud de Weert

Mr. de Weert became our Senior Vice President and President of Europe effective May 1, 2006. Pursuant to his employment agreement, he is entitled to a base salary of $527,880 (400,000 Euros converted to U.S. Dollars at the December 31, 2006 exchange rate of 1.3197 U.S. Dollars per Euro) and is eligible for short-term and long-term incentives. Mr. de Weert also participates in our broad-based employee benefit and health programs and receives other executive perquisites. We also agreed to reimburse Mr. de Weert for certain expenses that he may incur in connection with his relocation to Zurich. Mr. de Weert’s agreement also provides for a minimum of twelve months severance upon his involuntary termination of employment. Any severance payments that Mr. de Weert receives under his employment agreement would offset any severance benefits he would be entitled to receive under his recognition agreement or change in control agreements, described below.

Agreement with Kevin Greenawalt

We entered into an employment agreement with Mr. Greenawalt dated November 8, 2004. Pursuant to this agreement, he serves as our Senior Vice President and President North America with a base salary of $310,000 in 2006. Mr. Greenawalt is eligible for all of our executive equity and short-term incentive plans and is entitled to certain executive perquisites. He is also eligible for our broad-based employee benefit and health plans. Any severance payments that Mr. Greenawalt receives under his employment agreement would offset any severance benefits he would be entitled to receive under his recognition agreement or change in control agreement, described below.

Agreement with Christopher Bark-Jones

Mr. Bark-Jones served as our Senior Vice President and President of Europe during the period January 1, 2005 to May 1, 2006. From May 1, 2006 through his termination of employment, Mr. Bark-Jones served as strategic advisor to the CEO. During these periods, he received an annual base salary of $440,611 and participated in all of our executive benefits including our qualified and non-qualified pension plans, equity and short-term incentive plans, and executive perquisites. He was also eligible for our broad-based employee benefit and health plans.

On August 10, 2006, we entered into a release and separation agreement with Mr. Bark-Jones, and on October 8, 2006 we entered into a transition agreement with Mr. Bark-Jones each regarding the terms of his termination of employment. Mr. Bark-Jones terminated employment on October 31, 2006. Pursuant to his change in control agreement dated November 23, 2004, we were obligated to pay Mr. Bark-Jones a lump sum amount equal to $1,773,240 (24 months of his base salary and short-term cash incentives). We also agreed to (i) pay his total accrued benefit under our PPO in a single lump sum of $402,378, (ii) provide a lump sum payment of $287,219 in lieu of consideration under our short-term incentive program for 2006, (iii) provide a project completion bonus of $417,194, (iv) reimburse Mr. Bark-Jones for the expenses relating relocation to his new address (estimated cost of $4,000), (v) provide lifetime medical coverage for him and his spouse (estimated present value of $200,000) and (vi) reimburse him for tax advice regarding his separation pay (not to exceed $25,000). In exchange for the foregoing, Mr. Bark-Jones executed a release and waiver of any and all employment-related claims.

Agreement with Pierre Arseneault

Mr. Arseneault served as our Vice President Strategic Planning and IT during the period January 1, 2005 to May 31, 2006. During this period, he received an annual base salary of $300,000 and participated in all of our executive benefits including our non-qualified pension plans, equity and short-term incentive plans, and executive perquisites. He was also eligible for our broad-based employee benefit and health plans other than our qualified pension plan.

Mr. Arseneault terminated employment on June 1, 2006. Pursuant to his change in control agreement dated November 12, 2004, we were obligated to pay Mr. Arseneault a lump sum amount equal to $930,000 (24 months of his base salary and short-term cash incentives). We also agreed to pay Mr. Arseneault $68,750 in lieu of participation in the short-term incentive plan for 2006. We also agreed to payout Mr. Arseneault’s unused and accrued vacation in the amount of $28,846. We also agreed to reimburse Mr. Arseneault for the expenses relating to (i) the sale of his home and relocation to his new address and (ii) tax advice regarding his separation pay (estimated at a collective cost of $100,000). In exchange for the foregoing, Mr. Arseneault executed a release and waiver of any and all employment-related claims.

Change in Control Agreements

We entered into change in control agreements on September 25, 2006 with certain of our executives, including Ms. Brooks and Messrs. Dobson, de Weert, and Greenawalt. These new agreements replaced the change in control agreements entered into with the executives (other than Mr. Dobson and Mr. de Weert) prior to our spin-off from Alcan.

The new change in control agreements will remain in effect until December 31, 2008, unless a change in control event occurs on or before such date in which event the agreements will terminate 24 months following the date of the change in control event. Prior to January 6, 2007, each above-named executive officer was entitled to payment if we terminated his or her employment other than for cause, or if the executive resigned for good reason. After January 6, 2007, each above-named executive officer is entitled to payment if we terminate his or her employment other than for cause, or if the executive resigns for good reason, within six months before or 24 months after a change in control event. Such payments will not be made if the executive’s employment terminates because of death, disability, or retirement.

The terms “change in control,” “good reason,” and “disability” are defined in the relevant agreements, each of which is filed as exhibit to our original Form 10-K.

The benefits under the change in control agreements include the following:

•	a lump sum cash amount equal to two times the sum of the executive’s base salary and target short-term incentive opportunity, minus the amount of retention-related and severance payments, if any, paid or payable to the executive other than pursuant to his/her change in control agreement in order to avoid duplication of payments;

•	all short-term and long-term incentive awards pursuant to the terms of the incentive plan with respect to which such awards were issued;

•	if the executive is not eligible for retiree medical benefits and is covered under our group health plan at the time of termination, we will pay an additional lump sum cash amount (generally equal to the COBRA premium for 24 months grossed up for taxes) in order to assist the executive with the cost of post-employment medical continuation coverage;

•	continued coverage under our group life plan for 24 months;

•	an additional two-years credit for benefit accrual and contribution allocation purposes under our qualified and non-qualified pension, savings or other retirement plans;

•	100% vesting under our qualified and non-qualified retirement pension, savings and other retirement plans; and

•	a gross-up reimbursement for any excise tax liability imposed by Section 4999 of the Internal Revenue Code.

We did not enter into a new change in control agreement with Mr. Morrison during 2006. He was covered by a change in control agreement dated November 10, 2004, which was entered prior to our spin-off from Alcan. Mr. Morrison’s change in control agreement terminated January 6, 2007, pursuant to its term.

Recognition Agreements

On September 25, 2006, we entered into recognition agreements with certain of our executives, including Ms. Brooks and Messrs. Dobson, de Weert, and Greenawalt. These agreements generally provide that the executive will receive a fixed number of our common shares if he or she remains employed through December 31, 2007 and December 31, 2008. The number of our common shares payable to each named executive officer on each applicable vesting date is as follows:

	Recognition Shares	Recognition Shares
	Payable on	Payable on
Name	December 31, 2007 (#)	December 31, 2008 (#)

Martha Finn Brooks	14,200	14,200
Rick Dobson	9,750	9,750
Arnaud de Weert	4,100	4,100
Kevin Greenawalt	4,100	4,100

The recognition agreements also provide for severance payments in the event an executive’s employment is terminated by us other than for cause on or before December 31, 2008. The severance payments are equal to the greater of (i) the amount of severance the executive would receive from our standard severance program or (ii) an amount equal to 150% of annual base salary, in each case payable in cash in a single lump sum. Our standard severance plan generally provides for a benefit equal to one-half month’s pay multiplied by years of service up to 19 years, plus one month’s pay multiplied by years of service in excess of 19. For this purpose, years of service includes service with us and Alcan. Any retention or severance payments under the recognition agreements reduce, dollar for dollar, any other severance-related benefits to which the executive would otherwise be entitled under his or her change in control agreement in order to avoid duplication of benefits.

On February 10, 2007, our Board of Directors adopted resolutions to amend the recognition agreements for certain of our executives including Ms. Brooks and Messrs. Dobson, Greenawalt, and de Weert. Under the amended recognition agreements, if the executive remains continuously employed by Novelis through the vesting dates of December 31, 2007 and December 31, 2008, the executive will be entitled to a recognition award payable in either, at the option of the executive, (i) Hindalco Industries Limited (Hindalco) common shares in certain circumstances or (ii) an amount in cash, in each case equivalent to the value of Novelis common shares determined at the effective date of the arrangement under section 192 of the Canada Business Corporations Act involving Novelis, its shareholders and other security holders, Hindalco and AV Aluminum Inc. (Acquisition Sub), a subsidiary of Hindalco, involving, among other things, the acquisition by Acquisition Sub of all of the outstanding common shares of Novelis for $44.93 in cash for each common share.

2006 Incentive Plan

As noted in the above Grants of Plan-Based Awards table, we granted stock options and SARs to certain of our named executive officers on October 26, 2006. The terms of the stock options and SARs are identical in all material respects, except that the incremental increase in the value of the SARs is paid in cash rather than our common shares at the time of exercise. The option shares or SARs, as applicable, are comprised of two equal portions: (i) premium award shares and (ii) non-premium award shares. Both the premium award shares and non-premium award shares have an exercise price of $25.53 per share, vest ratably in 25% increments over the four year period beginning October 26, 2006, and may be exercised, in whole or in part, once vested no later than the seventh anniversary of the date of grant. The premium award shares, however, may only be exercised if the closing price per share on the business day preceding the exercise date equals or exceeds $28.59, a 12% premium over the closing price on the grant date.

If an executive retires on or after October 26, 2007, then the award shares will continue to vest in accordance with the regular vesting schedule, but must be exercised in all events no later than the third anniversary following the executive’s retirement date. If the executive retires before October 26, 2007, then all of the award shares will be forfeited. In the event of the executive’s death or disability, all of the award shares will become immediately vested, but must be exercised in all cases no later than the first anniversary following the executive’s termination of employment. If the executive terminates for any reason other than retirement, death, disability, or for cause, then the executive will have 90 days to exercise any vested award shares and all unvested award shares will be forfeited. All outstanding stock options and SARs, both vested and non-vested, will be forfeited in the event of termination for cause.

All of the stock options and SARs will become immediately vested and exercisable, without regard to the per share price restriction on premium award shares, upon a change in control of Novelis.

Novelis Founders Performance Awards

On March 24, 2005, our Board of Directors adopted the Novelis Founders Performance Award Plan (the Founders Plan) to allow for an additional compensation opportunity for certain of our executives tied to Novelis share price improvement targets. Participants earn performance share units (PSUs) if our share price improvement targets are achieved within prescribed time periods. The Founders Plan identifies three relevant performance periods. The first performance period runs from March 24, 2005 to March 23, 2008, the second performance period runs from March 24, 2006 to March 23, 2008 and the third performance period runs from March 24, 2007 to March 23, 2008. The share price improvement targets for these three tranches are $23.57, $25.31 and $27.28, respectively. An equal amount of PSUs may be earned during each performance period if the applicable share price improvement target is achieved during such period.

If earned, a particular tranche will be paid in cash on a specified payment date, which is defined as the later of six months from the date the specific share price improvement target is achieved or twelve months after the start of the applicable performance period. The value of a PSU equals the average of the daily closing price of our common shares as reported on the New York Stock Exchange for the last five trading days prior to the payment date. On March 14, 2006, the Board of Directors amended the Founders Plan in order to clarify when PSUs will be earned under the second and third tranches of the Founders Plan for periods beginning in 2006 and 2007, respectively.

The share price improvement target for the performance period running from March 24, 2005 to March 23, 2008 has already been achieved and 131,850 PSUs were earned on June 20, 2005, and settled in cash in April 2006. Cash payments were computed using a valuation date of March 24, 2006, which is the date that is twelve months after the start of the applicable performance period. As of December 31, 2006, a total of 188,900 PSUs remain outstanding.

The dollar value of PSUs paid in 2006 to our named executive officers is set forth in the following table:

Performance Share
Name	Units Paid in 2006

William T. Monahan	$0
Brian W. Sturgell	$0
Rick Dobson	$0
Geoffrey Batt	$244,701
Martha Finn Brooks	$478,325
John F. Morrison	$145,008
Arnaud de Weert	$0
Kevin Greenawalt	$145,008
Christopher Bark-Jones	$145,008
Pierre Arseneault	$120,840

In connection with the proposed sale of the Company, our Board of Directors amended the Founders Plan on February 10, 2007 to provide that the applicable threshold for (i) the second tranche will be met as of February 28, 2007 and (ii) the third tranche will be met as of March 26, 2007, for purposes of PSUs to be awarded under the Plan.

Total Shareholders Return Plan

In connection with our spin-off from Alcan, each of our named executive officers who was a participant in the Alcan Total Shareholder Returns Performance Plan (Alcan TSR) ceased to actively participate in and accrue benefits under the Alcan TSR Plan. The accrued award amounts for each participant in the Alcan TSR were converted into Novelis restricted share units. The then current three-year performance periods, namely 2002 through 2005 and 2003 through 2006, were truncated as of the date of the spin-off. At the end of each performance period, each holder of restricted share units received the net proceeds based on our common share price at that time, including declared dividends. On October 1, 2006, the Novelis restricted share units attributable to the 2003 to 2006 performance cycle were paid to the following named executive officers and in the following amounts:

Restricted
Share Units
Name	Paid in 2006

William T. Monahan	$0
Brian W. Sturgell	$963,987
Rick Dobson	$0
Geoffrey Batt	$87,723
Martha Finn Brooks	$510,834
John F. Morrison	$115,244
Arnaud de Weert	$0
Kevin Greenawalt	$115,244
Christopher Bark-Jones	$391,605
Pierre Arseneault	$122,237

Outstanding Equity Awards at 2006 Fiscal Year-End

The table below sets forth the information regarding options and stock awards held by our named executive officers as of December 31, 2006.

	Option Awards						Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
									Plan	Market or
									Awards:	Payout
									Number of	Value of
	Number							Market	Unearned	Unearned
	of		Number of				Number of	Value of	Shares,	Shares,
	Securities		Securities				Shares or	Shares or	Units or	Units or
	Underlying		Underlying				Units of	Units of	Other	Other
	Unexercised		Unexercised		Option		Stock that	Stock that	Rights	Rights
	Options		Options		Exercise	Option	have not	have not	that have	that have
	(#)		(#)		Price	Expiration	Vested	Vested	not Vested	not Vested
Name	Exercisable		Unexercisable		($)	Date	(#)	($) (1)	(#)	($) (1)

William T. Monahan	—		—		—	—	—	—	—	—
Brian W. Sturgell	11,692	(2)	—		18.94	10/18/2010	—	—	—	—
	99,220	(2)	—		19.03	9/1/2011	—	—	—	—
	138,114	(2)	—		21.49	9/1/2011	—	—	—	—
	438,751	(2)	—		23.74	9/1/2011	—	—	—	—
Rick Dobson	—		92,500	(3)	25.53	10/25/2013	19,500 (4)	543,075
Geoffrey Batt	4,564	(2)	—		18.94	1/1/2009	—	—	—	—
	19,844	(2)	—		19.03	1/1/2009	—	—	—	—
	14,883	(2)	—		21.49	1/1/2009	—	—	—	—
	29,766	(2)	—		23.74	8/11/2011	—	—	—	—
Martha Finn Brooks	101,205		33,734	(5)	23.96	8/1/2012	28,400 (4)	790,940	47,500 (6)	1,322,875
	6,432		19,298	(5)	15.85	9/25/2012	—	—	—	—
	17,859		53,579	(5)	21.49	9/24/2013	—	—	—	—
	38,993		116,981	(5)	23.74	9/22/2014	—	—	—	—
			163,230	(3)	25.53	10/25/2013	—	—	—	—
John F. Morrison	1,389		4,167	(5)	18.94	10/18/2010	—	—	14,400 (6)	401,040
	3,075		9,228	(5)	19.03	9/26/2011	—	—	—	—
	1,438		4,317	(5)	15.85	9/25/2012	—	—	—	—
	4,167		12,502	(5)	21.49	9/24/2013	—	—	—	—
	7,441		22,325	(5)	23.74	9/22/2014	—	—	—	—
			32,650	(3)	25.53	10/25/2013	—	—	—	—
Arnaud de Weert			43,530	(3)	25.53	10/25/2013	8,200 (4)	228,370	—	—
Kevin Greenawalt	1,389		4,167	(5)	18.94	10/18/2010	8,200 (4)	228,370	14,400 (6)	401,040
	3,307		9,921	(5)	19.03	9/26/2011	—	—	—	—
	1,570		4,713	(7)	15.85	9/25/2012	—	—	—	—
	4,167		12,502	(7)	21.49	9/24/2013	—	—	—	—
	7,441		22,325	(5)	23.74	9/22/2014	—	—	—	—
			43,530	(3)	25.53	10/25/2013	—	—	—	—
Christopher Bark-Jones	4,630	(2)	—		18.94	10/18/2010	—	—	—	—
	2,811	(2)	8,433	(7)	19.03	9/26/2011	—	—	—	—
	5,109	(2)	15,330	(7)	15.85	11/1/2011	—	—	—	—
	13,692	(2)	41,077	(7)	21.49	11/1/2011	—	—	—	—
	31,849	(2)	95,549	(7)	23.74	11/1/2011	—	—	—	—
Pierre Arseneault	3,373	(2)	—		18.94	10/18/2010	—	—	—	—
	10,583	(2)	—		19.03	6/1/2011	—	—	—	—
	8,400	(2)	—		15.85	6/1/2011	—	—	—	—
	19,646	(2)	—		21.49	6/1/2011	—	—	—	—
	47,030	(2)	—		23.74	6/1/2011	—	—	—	—

(1)	Value is based on December 29, 2006 NYSE closing price of $27.85 per share.

(2)	The options for Messrs. Sturgell, Batt, Bark-Jones, and Arseneault include conversion options that vested according to the conversion option vesting schedule as well as conversion options that vested upon retirement per the terms of the Conversion Plan, as amended.

(3)	These options (or stock appreciation rights in the case of Mr. de Weert) were issued under the 2006 Incentive Plan and become vested and exercisable in equal installments on October 26, 2007, 2008, 2009 and 2010. Vesting is accelerated upon a change in control.

(4)	Represents share units payable under the executive’s recognition agreement dated September 25, 2006. The share units vest in equal installments on December 31, 2007 and December 31, 2008.

(5)	Effective with our spin-off from Alcan, these options were issued under the 2005 Conversion Plan and become vested and exercisable in equal installments on January 6, 2007, 2008 and 2009. Vesting is accelerated upon a change in control or upon retirement.

(6)	Represents performance shares under the Founders Performance Awards Plan.

(7)	Effective with our spin-off from Alcan, these stock appreciation rights were issued under the Stock Price Appreciation Unit Plan and become vested and exercisable in equal installments on January 6, 2007, 2008 and 2009. Vesting is accelerated upon a change in control.

Option Exercises and Stock Vested in 2006

The table below sets forth the information regarding stock options that were exercised during 2006 and stock awards that vested during 2006.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired		Value Realized
	on Exercise	on Exercise	on Vesting		on Vesting
Name	(#)	($)	(#)		($)(1)

William T. Monahan	—	—	—		—
Brian W. Sturgell	65,700	769,567	40,704	(2)	963,987
Rick Dobson	—	—	—		—
Geoffrey Batt	—	—	15,854	(3)	332,424
Martha Finn Brooks	—	—	45,320	(4)	989,159
John F. Morrison	—	—	12,066	(5)	260,252
Arnaud de Weert	—	—	—		—
Kevin Greenawalt	—	—	12,066	(6)	260,252
Christopher Bark-Jones	—	—	23,735	(7)	536,613
Pierre Arseneault	—	—	11,162	(8)	243,077

(1)	All performance shares under the Founders Performance Awards Plan and the Total Shareholder Returns Performance Plan are settled in cash.

(2)	Represents 40,704 performance shares under the Total Shareholder Returns Performance Plan.

(3)	Represents 12,150 performance shares under the Founders Performance Awards Plan and 3,704 performance shares under the Total Shareholder Returns Performance Plan.

(4)	Represents 23,750 performance shares under the Founders Performance Awards Plan and 21,570 performance shares under the Total Shareholder Returns Performance Plan.

(5)	Represents 7,200 performance shares under the Founders Performance Awards Plan and 4,866 performance shares under the Total Shareholder Returns Performance Plan.

(6)	Represents 7,200 performance shares under the Founders Performance Awards Plan and 4,866 performance shares under the Total Shareholder Returns Performance Plan.

(7)	Represents 7,200 performance shares under the Founders Performance Awards Plan and 16,535 performance shares under the Total Shareholder Returns Performance Plan.

(8)	Represents 6,000 performance shares under the Founders Performance Awards Plan and 5,162 performance shares under the Total Shareholder Returns Performance Plan.

Pension Benefits in 2006

The table below sets forth information regarding the present value as of December 31, 2006 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified). U.S. executives who were hired on or after January 1, 2005 are not eligible to participate in our defined benefit pension plans.

		Number of
		Years	Present Value	Payments
		Credited	of Accumulated	during Last
		Service	Benefit	Fiscal Year
Name	Plan Name(1)	(#)	($)(2)	($)

William T. Monahan	Not eligible	—	—	—
Brian W. Sturgell	Novelis Pension Plan	17.75 (3)	554,717	—
	Novelis SERP	17.75 (3)	2,059,046	—
	Novelis Pension Plan for Officers	10.17	1,529,350	1,529,350 (4)
Rick Dobson	Not eligible	—	—	—
Geoffrey Batt	Supplemental Retirement	2.25	346,994	—
	Arrangement(5)
Martha Finn Brooks	Novelis Pension Plan	4.42	80,495	—
	Novelis SERP	4.42	250,285	—
John F. Morrison	Novelis Pension Plan	25.83	696,933	—
	Novelis SERP	25.83	647,942	—
Arnaud de Weert	Pensionskasse Alcan Schweiz	0.67	9,428	—
Kevin Greenawalt	Novelis Pension Plan	23.5	482,506	—
	Novelis SERP	23.5	465,830	—
Christopher Bark-Jones	Novelis Pension Plan (UK)	0.83	170,388	1,304
	Novelis Pension Plan for Officers	4.83	402,378	402,378 (6)
Pierre Arseneault	Novelis Pension Plan	25.58	522,484	—
	Novelis SERP	25.58	636,950	—

(1)	See Compensation Discussion and Analysis — Elements of Our Compensation, Employee Benefits for a discussion of these plans.

(2)	See Note 15 to our audited financial statements for the fiscal year ended December 31, 2006, for a discussion of the assumptions used in the calculation of these amounts.

(3)	Pursuant to Mr. Sturgell’s severance agreement dated December 5, 2005, he will continue to accrue pension service through September 1, 2009.

(4)	Mr. Sturgell’s benefit under the Pension Plan for Officers was paid in a single lump sum on February 28, 2007, in connection with his termination of employment.

(5)	This arrangement applies solely to Mr. Batt and was negotiated as part of his commencement of employment on May 18, 2004. The annual lifetime benefit, commencing at age 65, is equal to $15,000 times the number of years and fractional years of service completed after May 18, 2004. In the event of early retirement, the annual benefit will be actuarially adjusted applying the early retirement factors under the Novelis Pension Plan.

(6)	Mr. Bark-Jones’ benefit under the Pension Plan for Officers was paid in a single lump sum on November 23, 2006, in connection with his termination of employment.

The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65:

	Years of Service
	10	15	20	25	30	35

U.S. Pension Plan	17%	25%	34%	42%	51%	59%
U.K. Pension	17%	26%	35%	43%	52%	60%
Swiss Pension Scheme	18%	27%	36%	45%	54%	63%
Pension Plan for Officers	30%	40%	50%	50%	50%	50%

Nonqualified Deferred Compensation

We maintain a non-qualified supplemental defined contribution plan for certain executives who are not eligible to participate in the Novelis Pensions Plan and Novelis SERP. No contributions were made to this plan for 2006 for any of our named executive officers and none of our named executive officers have an existing account balance under the plan.

Potential Payments Upon Termination or Change in Control

This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, at December 31, 2006, upon voluntary or involuntary termination of employment. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular pension benefits under our qualified and non-qualified defined benefit plans; normal distribution of account balances under our qualified and non-qualified defined contribution plans; or normal retirement, death or disability benefits.

Messrs. Sturgell, Batt, Bark-Jones and Arsenault are not shown below because they were not serving as one of our executive officers at the end of 2006. In lieu of benefits to which such executives might otherwise have been entitled, each executive received payments in accordance with the terms of their respective separation agreements described above. In addition, Mr. Monahan is not shown below because he ceased serving as our Interim Chief Executive Officer effective December 31, 2006, and was not entitled to receive any severance-related payment following his resignation.

	Rick Dobson(1)
						Termination by
						us Without
						Cause or by
						Executive for
						Good Reason in
	Voluntary			Termination by		Connection with
	Termination by		Termination by	us Without		Change in		Death or
	Executive		us for Cause	Cause		Control		Disability
Type of Payment	($)		($)	($)		($)		($)

Short-Term Incentive Pay	140,625	(2)	—	140,625	(2)	140,625	(2)	140,625	(2)
Severance	—		—	675,000	(3)	1,575,000	(4)	—
Retirement plans	—		—	—		78,750	(5)	—
Lump sum cash payment for continuation of health coverage	—		—	—		53,976	(6)	—
Continued group life insurance coverage	—		—	—		1,620	(7)	—
Change in control tax gross-up	—		—	—		930,744	(8)	—
Accelerated vesting of outstanding stock options	—		—	—		214,600	(9)	214,600	(9)
Total	140,625		—	815,625		2,995,315		355,225

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $34,615 at December 31, 2006). Mr. Dobson was not eligible for retirement on December 31, 2006.

(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for 2006, prorated for his service.

(3)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.

(4)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(5)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of December 31, 2006.

(6)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at December 31, 2006, grossed up for applicable taxes using an assumed tax rate of 40%.

(7)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

(8)	The executive’s Change in Control Agreement provides that we will gross him up for any tax imposed under Section 4999 of the Internal Revenue Code. The amount shown in this table is estimated using the highest marginal federal, state and local tax rate and taking into account the effect of any loss of personal exemptions resulting from receipt of the gross-up payment.

(9)	The amounts are based on the NYSE closing price on December 29, 2006 of $27.85 per share.

	Martha Finn Brooks(1)
				Termination by
				us Without
				Cause or by
				Executive for
				Good Reason in
	Voluntary		Termination by	Connection with
	Termination by	Termination by	us Without	Change in	Death or
	Executive	us for Cause	Cause	Control	Disability
Type of Payment	($)	($)	($)	($)	($)

Short-Term Incentive Pay	589,500 (2)	—	589,500 (2)	589,500 (2)	589,500	(2)
Severance	—	—	982,500 (3)	2,489,000 (4)	—
Retirement plans	—	—	—	390,740 (5)	—
Lump sum cash payment for continuation of health coverage	—	—	—	53,976 (6)	—
Continued group life insurance coverage	—	—	—	4,149 (7)	—
Change in control tax gross-up	—	—	—	—	—
Accelerated vesting of outstanding stock options	—	—	—	1,563,050(8)	1,563,050	(8)
					(Death	)
					378,694	(8)
					(Disability	)
Total	589,500	—	1,572,000	5,090,415	2,152,550
					(Death	)
					968,194
					(Disability	)

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $50,385 at December 31, 2006). Ms. Brooks was not eligible for retirement on December 31, 2006.

(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for 2006.

(3)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.

(4)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(5)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of December 31, 2006.

(6)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at December 31, 2006, grossed up for applicable taxes using an assumed tax rate of 40%.

(7)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

(8)	The amounts are based on the NYSE closing price on December 29, 2006 of $27.85 per share.

John F. Morrison(1)
Termination by
us Without
Cause or by
Executive for
Good Reason in
	Voluntary		Termination by	Connection with	Retirement,
	Termination by	Termination by	us Without	Change in	Death or
	Executive	us for Cause	Cause	Control	Disability
Type of Payment	($)	($)	($)	($)	($)

Short-Term Incentive Pay	152,350 (2)	—	152,350 (2)	152,350 (2)	152,350	(2))
Severance	—	—	—	858,700 (3)	—
Retirement Plans	—	—	—	—	—
Lump sum cash payment for continuation of health coverage	—	—	—	—	—
Continued group life insurance coverage	—	—	—	—	—
Change in control tax gross-up	—	—	—	—	—
Accelerated vesting of outstanding stock appreciation rights	—	—	—	417,339 (4)	341,591	(4)
					(Retirement	)
					417,339	(4)
					(Death	)
					75,748	(4)
					(Disability	)
Total	152,350	—	152,350	1,428,389	493,941
					(Retirement	)
569,689
					(Death	)
228,098
					(Disability	)

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $21,208 at December 31, 2006). Mr. Morrison was eligible for retirement on December 31, 2006. See the Pension Benefits table for pension benefits accrued as of December 31, 2006.

(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for 2006.

(3)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(4)	The amounts are based on the NYSE closing price on December 29, 2006 of $27.85 per share.

	Arnaud de Weert(1)
						Termination by
						us Without
						Cause or by
						Executive for
						Good Reason in
	Voluntary			Termination by		Connection with
	Termination by		Termination by	us Without		Change in		Death or
	Executive		us for Cause	Cause		Control		Disability
Type of Payment	($)		($)	($)		($)		($)

Short-Term Incentive Pay	329,925	(2)	—	329,925	(2)	329,925	(2)	329,925	(2)
Severance	—		—	791,820	(3)	1,715,610	(4)	—
Retirement plans	—		—	—		137,054	(5)	—
Lump sum cash payment for continuation of health coverage	—		—	—		53,976	(6)	—
Continued group life insurance coverage	—		—	—		—		—
Change in control tax gross-up	—		—	—		—		—
Accelerated vesting of outstanding stock appreciation rights	—		—	—		100,990	(7)	100,990	(7)
Total	329,925		—	1,121,745		2,337,555		430,915

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $40,606 at December 31, 2006). Mr. de Weert was not eligible for retirement on December 31, 2006.

(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for 2006.

(3)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.

(4)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(5)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of December 31, 2006.

(6)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at December 31, 2006, grossed up for applicable taxes using an assumed tax rate of 40%.

(7)	The amounts are based on the NYSE closing price on December 29, 2006 of $27.85 per share.

	Kevin Greenawalt(1)
				Termination by
				us Without
				Cause or by
				Executive for
				Good Reason in
	Voluntary		Termination by	Connection with
	Termination by	Termination by	us Without	Change in	Death or
	Executive	us for Cause	Cause	Control	Disability
Type of Payment	($)	($)	($)	($)	($)

Short-Term Incentive Pay	186,000 (2)	—	186,000 (2)	186,000 (2)	186,000	(2)
Severance	—	—	465,000 (3)	992,000 (4)	—
Retirement plans	—	—	—	378,942 (5)	—
Lump sum cash payment for continuation of health coverage	—	—	—	53,976 (6)	—
Continued group life insurance coverage	—	—	—	2,769 (7)	—
Change in control tax gross-up	—	—	—	—	—
Accelerated vesting of outstanding stock options and Stock Price Appreciation Units	—	—	—	453,445 (8)	453,445	(8)
					(Death	)
					100,990	(8)
					(Disability	)
Total	186,000	—	651,000	2,067,132	639,445
					(Death	)
					286,990
					(Disability	)

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $23,846 at December 31, 2006). Mr. Greenawalt was not eligible for retirement on December 31, 2006.

(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for 2006.

(3)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.

(4)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(5)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of December 31, 2006.

(6)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at December 31, 2006, grossed up for applicable taxes using an assumed tax rate of 40%.

(7)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

(8)	The amounts are based on the NYSE closing price on December 29, 2006 of $27.85 per share.

Director Compensation

The Chair of our Board of Directors is entitled to receive compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other non-executive directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if a member of our Audit Committee. Directors’ fees are paid in quarterly installments. We have adopted a Deferred Share Unit Plan for Non-Executive Directors, pursuant to which 50% of our directors’ compensation is required to be paid in the form of deferred stock units (which we refer to as DDSUs), and 50% in the form of either cash, additional DDSUs, or a combination of the two at the election of each non-executive director, unless otherwise determined by our Committee. DDSUs are the economic equivalent of our shares. An employee of Novelis who is also a director is not entitled to receive fees for serving on our Board of Directors.

Because at least one half of our non-executive directors’ compensation will be paid in DDSUs, our non-executive directors are not required to own a specific amount of our shares. A director cannot redeem the accumulated DDSUs until he or she ceases to be a member of our Board of Directors.

Our Board of Directors believes that compensation in the form of DDSUs together with the requirement that our non-executive directors retain all DDSUs until they cease to be a director helps to align the interests of our non-executive directors with those of our shareholders.

The number of DDSUs to be credited to the account of a non-executive director each quarter will be determined by dividing the quarterly amount payable in DDSUs, by the average closing prices of our common shares on the Toronto (adjusted for the noon exchange rate) and New York stock exchanges on the last five trading days of the quarter. Additional DDSUs will be credited to each non-executive director in an amount equal to the dividends declared on our common shares. The DDSUs may be redeemed in cash, our common shares or a combination thereof, at the election of the director. The amount to be paid by us upon redemption will be calculated by multiplying the accumulated balance of DDSUs by the average closing prices of our common shares on the Toronto (adjusted for the noon exchange rate) and New York stock exchanges on the last five trading days prior to the redemption date.

Our non-executive directors are also entitled to reimbursement for transportation, lodging and other expenses incurred in attending meetings of our Board of Directors and meetings of committees of our Board of Directors. Our non-executive directors who are not Canadian residents are entitled to reimbursement for tax advice related to director compensation.

The table below sets forth the compensation received by our non-employee directors during 2006.

	Fees Earned				All Other
	or Paid in Cash		Stock Awards		Compensation	Total
Name	($)		($)(1)		($)(2)	($)

Edward A. Blechschmidt	—		80,282		—	80,282
Jacques Bougie, O.C.	—		126,616		—	126,616
Charles G. Cavell	76,555		77,390		—	153,945
Clarence J. Chandran	—		151,616		—	151,616
C. Roberto Cordaro	75,000		75,808		535	151,343
Helmut Eschwey	75,000		75,808		535	151,343
David J. Fitzpatrick	77,500		78,215		535	156,250
Suzanne Labarge	87,500		88,443		—	175,943
Patrick J. Monahan(3)	—		—		—	—
William T. Monahan	108,333	(4)	109,154	(4)	—	217,487	(4)
J.E. Newall, O.C.	—		146,202		—	146,202
Sheldon Plener(3)	—		—		—	—
Rudolf Rupprecht	76,555		77,390		—	153,945
Kevin Twomey	46,350		46,365		—	92,715
John Watson	—		41,622		—	41,622
Edward V. Yang	76,555		77,390		535	154,480

(1)	This column reflects the value of each director’s fees credited under the Deferred Share Unit Plan for Non-Executive Directors (plus dividend equivalents) and recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) (excluding the impact of estimated forfeitures, if any). The deferred share units granted in 2006 have a weighted average grant date fair value of $22.77 per share. Deferred share units are fully vested at all times and are not subject to forfeiture. The number of deferred share units credited to each director under the Deferred Share Unit Plan for Non-Executive Directors is as follows:

	2006 Deferred Share	Aggregate Deferred
Name	Units (#)	Share Units (#)

Edward A. Blechschmidt	3,197	3,197
Jacques Bougie, O.C.	5,725	12,521
Charles G. Cavell	3,398	6,909
Clarence J. Chandran	6,647	13,443
C. Roberto Cordaro	3,323	6,721
Helmut Eschwey	3,323	6,721
David J. Fitzpatrick	3,428	6,339
Suzanne Labarge	3,877	7,842
Patrick J. Monahan	—	—
William T. Monahan	4,706	8,103
J.E. Newall, O.C.	7,054	22,911
Sheldon Plener	—	—
Rudolf Rupprecht	3,398	6,909
Kevin Twomey	1,892	1,892
John Watson	1,622	1,622
Edward V. Yang	3,398	6,909

(2)	This column represents expenses paid by us for the preparation of 2005 Canadian nonresident tax returns.

(3)	Patrick J. Monahan and Sheldon Plener were appointed to the Board of Directors effective December 26, 2006.

(4)	Mr. Monahan received a base salary of $65,000 per month while serving as our Interim Chief Executive Officer from August 28, 2006 to December 31, 2006. He also received directors’ fees of $217,487, of which $108,333 was paid in cash and $109,154 was credited in the form of deferred share units and dividend equivalents under the Deferred Share Unit Plan for Non-Executive Executive Directors. The Board of Directors approved a discretionary bonus of $250,000 during the first quarter of 2007 in recognition of Mr. Monahan’s successful management of Novelis and his contribution to the sale process.

Compensation Committee Interlocks and Insider Participation

In 2006, only Independent Directors served on our Human Resources Committee. Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Charles G. Cavell, C. Roberto Cordaro, Helmut Eschwey, Suzanne Labarge, William T. Monahan, J.E. Newall, and Edward V. Yang. Mr. Monahan resigned from the Human Resources Committee when he became our Interim Chief Executive Officer during 2006. No member of our Human Resources Committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K. During 2006, none of our executive officers served as:

•	a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Human Resources Committee;

•	a director of another entity, one of whose executive officers served on our Human Resources Committee; or

•	a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as one of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership of Certain Beneficial Owners

Based on filings with the SEC, the following shareholders are known by us to own more than 5% of our common shares as of March 23, 2007:

	Common Shares
	Beneficially	Percentage of
Name and Address of Beneficial Owner	Owned	Class*

Noonday Asset Management, LP and Farallon Capital Management, LLC(1)	4,790,000	6.4%

*	As of March 23, 2007, we had 75,350,963 common shares outstanding.

(1)	The following information is based on a Schedule 13D filed on March 19, 2007 with the Securities and Exchange Commission by Noonday Asset Management, LP and Farallon Capital Management, LLC on behalf of themselves and certain related parties. The address of Noonday Asset Management, LP is 227 West Trade Street, Suite 2140, Charlotte, NC 28202. The address for Farallon Capital Management, LLC is One Maritime Plaza, Suite 2100 San Francisco, California 94111. The Form 13D indicates that Noonday Asset Management, LP is the beneficial owner of 4,790,000 common shares. Noonday Asset Management, LP has shared voting power over 4,790,000 common shares and has shared dispositive power over 4,790,000 common shares.

Share Ownership of Directors and Executive Officers

The following table sets forth, as of March 23, 2007, beneficial ownership of shares of our common shares by each director and named executive officer and all directors, nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options, warrants and convertible securities that are currently exercisable or convertible within 60 days of March 23, 2007, into our common shares are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The address for the following individuals is: c/o Novelis Inc., 3399 Peachtree Road NE; Suite 1500; Atlanta, GA 30326.

	Shares Beneficially	Percentage
Name of Beneficial Owner	Owned	of Class

Edward A. Blechschmidt, Director and Acting Chief Executive Officer(1)	3,197	*
William T. Monahan, Chairman of the Board(2)	11,104	*
Charles G. Cavell, Director(3)	6,909	*
Clarence J. Chandran, Director(4)	14,243	*
C. Roberto Cordaro, Director(5)	6,722	*
Helmut Eschwey, Director(6)	6,722	*
David J. FitzPatrick, Director(7)	11,339	*
Suzanne Labarge, Director(8)	10,842	*
Patrick J. Monahan, Director	0	*
Sheldon Plener, Director	0	*
Rudolf Rupprecht, Director(9)	6,909	*
Kevin M. Twomey, Director(10)	1,892	*
Edward V. Yang, Director(11)	6,909	*
Martha Finn Brooks, Chief Operating Officer	264,021	*
Rick Dobson, Chief Financial Officer	0	*
Arnaud de Weert, Senior Vice President and President — Europe	0	*
Kevin Greenawalt, Senior Vice President and President — North America	24,304	*
Brian W. Sturgell, Former Chief Executive Officer(12)	34,264	*
Geoffrey Batt, Former Chief Financial Officer(13)	0	*
John F. Morrison, Senior Vice President and President — Asia(14)	38,348	*
Christopher Bark-Jones, Former Senior Vice President and President — Europe(15)	0	*
Pierre Arseneault, Former Vice President Strategic Planning & IT(16)	0	*
Directors and current executive officers as a group (22 persons)(17)	447,725	*

*	Indicates less than 1% of the common shares.

**	As of March 20, 2007, we had 75,350,963 common shares outstanding.

(1)	Includes 3,197 DDSUs. See “Directors’ Compensation.”

(2)	Includes 8,103 DDSUs. See “Directors’ Compensation.”

(3)	Includes 6,909 DDSUs. See “Directors’ Compensation.”

(4)	Includes 13,443 DDSUs. See “Directors’ Compensation.”

(5)	Includes 6,721 DDSUs. See “Directors’ Compensation.”

(6)	Includes 6,721 DDSUs. See “Directors’ Compensation.”

(7)	Includes 6,339 DDSUs. See “Directors’ Compensation.”

(8)	Includes 7,842 DDSUs. See “Directors’ Compensation.”

(9)	Includes 6,909 DDSUs. See “Directors’ Compensation.”

(10)	Includes 1,892 DDSUs. See “Directors’ Compensation.”

(11)	Includes 6,909 DDSUs. See “Directors’ Compensation.”

(12)	Because Mr. Sturgell is no longer employed by the Company, we do not track his open market purchases or sales of his Novelis common shares. However, upon his departure from the Company, Mr. Sturgell owned 34,264 shares (including 14,957 shares through the Employee Savings and Retirement Plan). Mr. Sturgell has exercised all of his options since his departure.

(13)	Because Mr. Batt is no longer employed by the Company, we do not track his open market purchases or sales of his Novelis common shares. Mr. Batt has exercised all of his options since his departure.

(14)	Because Mr. Morrison is no longer employed by the Company, we do not track his open market purchases or sales of his Novelis common shares. Mr. Morrison owns 38,348 unexercised, vested options.

(15)	Because Mr. Bark-Jones is no longer employed by the Company, we do not track his open market purchases or sales of his Novelis common shares. Mr. Bark-Jones has exercised all of his options since his departure.

(16)	Because Mr. Arseneault is no longer employed by the Company, we do not track his open market purchases or sales of his Novelis common shares. Mr. Arseneault has exercised all of his options since his departure.

(17)	Includes 86,788 DDSUs held by our directors as a group.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding the shares issuable upon the exercise of options under the Novelis 2006 Incentive Plan and the Novelis Conversion Plan of 2005 (plans), as well as the number of shares remaining available for issuance under the plans. No new options will be granted under the Novelis 2005 Conversion Plan.

			Number of
			Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of		Compensation Plans
	Securities to be	Weighted-Average	(Excluding
	Issued Upon	Exercise Price of	Securities
	Exercise of Options	Outstanding Options	Reflected in First
Plan Category	and DDSUs	and DDSUs	Column)

Equity compensation plans approved by security holders(1)
Novelis Conversion Plan of 2005(2)	2,514,277	$21.84	—	(2)
Novelis Inc. Deferred Share Unit Plan for Non-Executive Directors(3)	112,039	N/A	N/A
Novelis 2006 Incentive Plan(4)	858,500	$25.53	5,760,410	(4)
Equity compensation plans not approved by security holders	None	None	None

(1)	The Novelis Conversion Plan of 2005 and the Novelis Inc. Deferred Share Unit Plan for Non-Executive Directors were approved by Alcan, as our sole shareholder, prior to the spin-off date.

(2)	On January 5, 2005, our Board of Directors adopted the Novelis 2005 Conversion Plan (Conversion Plan) to allow for all Alcan stock options held by employees of Alcan who became employees of Novelis following our spin-off from Alcan to be replaced with options to purchase our common shares and for new options to be granted. There were no new options granted in 2005 or 2006 under the Conversion Plan. No future awards will be granted under the Conversion Plan. In the case of a change in control, vesting of stock options will accelerate.

(3)	On January 5, 2005, our Board of Directors adopted the Deferred Share Unit Plan for Non-Executive Directors. Fifty percent of our non-executive directors’ compensation is required to be paid in the form of DDSUs, and 50% in the form of either cash, additional DDSUs or a combination of the two at the election of each non-executive director. DDSUs are the economic equivalent of shares. The DDSUs are redeemable only upon termination of the directorship and may be redeemed in cash, shares or a combination of both, at the election of the non-executive director. The amount to be paid by us upon redemption will be calculated by multiplying the accumulated balance of DDSUs by the average per share price of our shares on the Toronto adjusted for the noon exchange rate and New York Stock exchanges on the last five trading days prior to the redemption date. As of December 31, 2006, approximately 100,982 DDSUs had been granted with an additional 11,057 units granted January 1, 2007, all for services rendered in 2006.

(4)	At our annual shareholders meeting on October 26, 2006, our shareholders approved the 2006 Incentive Plan to effectively replace the Conversion Plan and Stock Price Appreciation Unit Plan. Under the 2006 Incentive Plan, up to an aggregate number of 7,000,000 shares of Novelis common stock are authorized to be issued in the form of stock options, SARs, restricted shares, restricted share units, performance shares and other share-based incentives.

On October 26, 2006, our Board of Directors authorized a grant of an aggregate of 885,170 seven-year non-qualified stock options under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees. These options are comprised of equal portions of premium and non-premium options. Both the premium and non-premium options vest ratably in 25% annual increments over a four year period measured from October 26, 2006, and may be exercised, in whole or in part, once vested. However, while the premium and non-premium options carry the same exercise price of $25.53, in no event may the premium options be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equals or exceeds $28.59. If the participant retires before October 6, 2007, the options will be forfeited. If the participant retires on or after October 6, 2007, the options will continue to vest in accordance with the vesting schedule, but must be exercised no later than the third anniversary following the participant’s retirement date. In the event of the participant’s death or disability, all of the options will become immediately vested, but must be exercised no later than the first anniversary following the participant’s termination of employment. All of the options become immediately vested and exercisable, without regard to the per share price restriction on premium options, upon a change in control of the Company.

Hindalco Transaction

On February 11, 2007, we entered a definitive agreement with Hindalco Industries Limited (Hindalco) pursuant to which Hindalco will acquire all of the outstanding common shares of Novelis in an all-cash transaction which values Novelis at approximately $6.0 billion, including approximately $2.4 billion of debt. Under the terms of the agreement, Novelis shareholders will receive $44.93 in cash for each outstanding common share. The transaction has been unanimously approved by the Boards of Directors of both companies. The closing of the transaction is not conditional on Hindalco obtaining financing. The transaction will be completed by way of a plan of arrangement under applicable Canadian Law. It will require the approval of 66 2/3% of the votes cast by shareholders of Novelis at a special meeting to be called to consider the arrangement followed by Court approval. The transaction is also subject to certain other customary conditions, including the receipt of regulatory approvals. The transaction is expected to be completed in the second quarter of 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing the terms of our Code of Conduct, which includes disclosure requirements applicable to our employees and our directors relating to conflicts of interest. Accordingly, the Audit Committee is responsible for reviewing and approving the terms and conditions of all transactions that involve the Company, one of our directors or executive officers or any of their immediate family members. Although we have not entered into any such transactions since January 1, 2006 that meet the requirements for disclosure in this annual report on Form 10-K/A, if there were to be such a transaction, we would need the approval of our Audit Committee prior to entering into such transaction.

See item 10 “Directors and Executive Officers of the Registrant — Board of Directors and Corporate Governance Matters” for additional information regarding the independence of our Board of Directors.

We maintain various policies and procedures that govern related party transactions. First, pursuant to our Code of Conduct, all employees and directors of the Company (a) must avoid any action that creates or appears to create, a conflict of interest between their own interest and the interest of the Company, (b) cannot usurp corporate opportunities, and (c) must deal fairly with third parties. Second, we maintain “Guidelines on the Independence of the Board of Directors”, which dictate that our directors remain free from any interest, any business, or any relationship that could, or could reasonably be perceived to, materially interfere with the director’s ability to act without bias and with a view to the best interests of the Corporation. These policies are available on our website at www.novelis.com. Finally, we have enacted procedures to monitor related party transactions by (x) identifying possible related parties through questions in our director and officer questionnaires, (y) determining whether we receive payments from or make payments to any of the identified related parties, and (z) if we determine payments are made or received, researching the nature of the interactions between the Company and the related parties and ensuring that the related person does not have an interest in the transaction with the related party. Since January 1, 2006, none of our executive officers or directors have entered into a related party transaction that required disclosure under the SEC’s rules.

Item 14.	Principal Accountant Fees and Services

Audit Fees

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005.

The following fees were paid to PricewaterhouseCoopers LLP for services rendered during the Company’s last two fiscal years:

•	Audit Fees: $13,597,000 (for the fiscal year ended December 31, 2006) and $12,975,000 (for the fiscal year ended December 31, 2005) for professional services and fees rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal years.

•	Audit-Related Fees: $91,000 (for the plan year ended December 31, 2005) for assurance-related services for audits of employee benefit plans.

•	All Other Fees: $14,000 (for the fiscal year ended December 31, 2006) and $18,000 (for the fiscal year ended December 31, 2005) for fees related to an on-line research tool.

PricewaterhouseCoopers LLP did not perform any other services for the Company during 2006 or 2005.

Pre-Approval of Audit and Permissible Non-Audit Services

Effective May 9, 2005, the Audit Committee established a policy requiring its pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. The policy gives detailed guidance to management as to the specific services that are eligible for general pre-approval and provides specific cost limits for certain services on an annual basis. Pursuant to the policy and the Audit Committee charter, the Audit Committee has granted to its chairman the authority to address any requests for pre-approval of individual services. None of the services provided by our independent registered public accounting firm for 2006 or 2005 that were approved by the Audit Committee made use of the de minimus exception to pre-approval set forth in applicable rules of the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

Exhibit
No.	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.

By:	/s/ Rick Dobson
Name: Rick Dobson

Title:	Chief Financial Officer

Date: April 30, 2007

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer