Form 10-Q
period 2007-03-31
Novelis Inc.
filed 2007-05-10
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 001-32312

Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

3399 Peachtree Road NE, Suite 1500 Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2007, the registrant had 75,415,336 common shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$2,630	$2,319

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,447	2,135
Selling, general and administrative expenses	99	92
Depreciation and amortization	58	58
Research and development expenses	8	9
Restructuring charges — net	9	1
Impairment charges on long-lived assets	8	—
Interest expense and amortization of debt issuance costs — net	50	48
Equity in net income of non-consolidated affiliates	(3)	(3)
Other (income) expenses — net	9	(49)

	2,685	2,291

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(55)	28
Provision for taxes on income (loss)	7	102

Loss before minority interests’ share	(62)	(74)
Minority interests’ share	(2)	—

Net loss	(64)	(74)

Other comprehensive income — net of tax
Currency translation adjustment	11	37
Change in fair value of effective portion of hedges — net	3	—
Postretirement benefit plans:
Amortization of net actuarial loss	1	—
Change in minimum pension liability	—	(7)

Other comprehensive income — net of tax	15	30

Comprehensive loss	$(49)	$(44)

Loss per share:
Net loss per share — basic and diluted	$(0.85)	$(1.00)

Dividends per common share	$—	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$128	$73
Accounts receivable (net of allowances of $29 in both 2007 and 2006)
— third parties	1,350	1,321
— related parties	25	21
Inventories	1,491	1,391
Prepaid expenses and other current assets	39	42
Current portion of fair value of derivative instruments	92	106
Deferred income tax assets	19	9

Total current assets	3,144	2,963
Property, plant and equipment — net	2,098	2,143
Goodwill	239	236
Intangible assets — net	20	20
Investment in and advances to non-consolidated affiliates	153	150
Fair value of derivative instruments — net of current portion	55	44
Deferred income tax assets	102	76
Other long-term assets
— third parties	105	101
— related parties	54	59

Total assets	$5,970	$5,792

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$143	$144
Short-term borrowings	245	133
Accounts payable
— third parties	1,614	1,542
— related parties	49	44
Accrued expenses and other current liabilities	480	508
Deferred income tax liabilities	73	61

Total current liabilities	2,604	2,432
Long-term debt — net of current portion	2,157	2,158
Deferred income tax liabilities	103	81
Accrued postretirement benefits	427	425
Other long-term liabilities	352	343

	5,643	5,439

Commitments and contingencies

Minority interests in equity of consolidated affiliates	152	158

Shareholders’ equity
Preferred stock, no par value; unlimited number of first preferred and second preferred shares authorized; none issued and outstanding	—	—
Common stock, no par value; unlimited number of shares authorized; 75,357,660 and 74,140,335 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	428	398
Accumulated deficit	(263)	(198)
Accumulated other comprehensive income (loss)	10	(5)

Total shareholders’ equity	175	195

Total liabilities and shareholders’ equity	$5,970	$5,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three Months Ended
	March 31,
	2007	2006

OPERATING ACTIVITIES
Net loss	$(64)	$(74)
Adjustments to determine net cash (used in) provided by operating activities:
Depreciation and amortization	58	58
Net gain on change in fair value of derivative instruments	(30)	(54)
Deferred income taxes	(9)	82
Amortization of debt issuance costs	2	2
Provision for uncollectible accounts receivable	—	2
Equity in net income of non-consolidated affiliates	(3)	(3)
Minority interests’ share	2	—
Impairment charges on long-lived assets	8	—
Share-based compensation	2	1
Gain on sales of businesses, investments and assets — net	—	14
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	(25)	(87)
— related parties	—	(1)
Inventories	(95)	(140)
Prepaid expenses and other current assets	3	(15)
Other long-term assets	(5)	(1)
Accounts payable
— third parties	73	284
— related parties	5	1
Accrued expenses and other current liabilities	(22)	1
Accrued postretirement benefits	4	13
Other long-term liabilities	9	12

Net cash (used in) provided by operating activities	(87)	95

INVESTING ACTIVITIES
Capital expenditures	(24)	(21)
Disposal of business — net	—	(7)
Proceeds from sales of assets	—	2
Changes to investment in and advances to non-consolidated affiliates	1	2
Proceeds from loans receivable — net — related parties	1	7
Net proceeds from settlement of derivative instruments	24	71

Net cash provided by investing activities	2	54

FINANCING ACTIVITIES
Principal repayments	(1)	(112)
Short-term borrowings — net	113	6
Dividends
— common shareholders	—	(7)
— minority interests	—	(13)
Debt issuance costs	—	(1)
Proceeds from the exercise of employee stock options	27	—
Windfall tax benefit on share-based compensation	1	—

Net cash provided by (used in) financing activities	140	(127)

Net increase in cash and cash equivalents	55	22
Effect of exchange rate changes on cash balances held in foreign currencies	—	2
Cash and cash equivalents — beginning of period	73	100

Cash and cash equivalents — end of period	$128	$124

Supplemental disclosures of cash flow information:
Interest paid	$84	$76
Income taxes paid	18	12

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in millions, except number of common shares)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance as of December 31, 2006	74,140,335	$—	$398	$(198)	$(5)	$195
Adjustment for uncertain tax positions	—	—	—	(1)	—	(1)
2007 Activity:
Net loss	—	—	—	(64)	—	(64)
Issuance of common stock from the exercise of employee stock options	1,217,325	—	27	—	—	27
Share-based compensation	—	—	2	—	—	2
Currency translation adjustment	—	—	—	—	11	11
Change in fair value of effective portion of hedges — net	—	—	—	—	3	3
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	1	1
Windfall tax benefit on share-based compensation	—	—	1	—	—	1

Balance as of March 31, 2007	75,357,660	$—	$428	$(263)	$10	$175

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited)

1.	Business and Summary of Significant Accounting Policies

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of March 31, 2007, we had operations on four continents: North America; Europe; Asia and South America, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Alcan” refer to Alcan, Inc.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission (SEC) on March 1, 2007.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and (b) unaudited condensed consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

The unaudited results of operations for the interim periods shown in these condensed consolidated financial statements are not necessarily indicative of operating results for the entire year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position as of March 31, 2007 and December 31, 2006; the results of our operations for the three months ended March 31, 2007 and 2006; our cash flows for the three months ended March 31, 2007 and 2006; and changes in our shareholders’ equity for the three months ended March 31, 2007.

Certain reclassifications of prior period amounts have been made to conform to the presentation adopted for the current period.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

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

2.	Potential Acquisition of Novelis Common Stock

On February 10, 2007, Novelis Inc., Hindalco Industries Limited (Hindalco) and AV Aluminum Inc., an indirect subsidiary of Hindalco, entered into an Arrangement Agreement (the Arrangement Agreement). On March 30, 2007, AV Aluminum Inc. assigned its interest in the Arrangement Agreement to AV Metals Inc. (Acquisition Sub), a subsidiary of Hindalco. Under the Arrangement Agreement, Acquisition Sub will acquire all of the issued and outstanding common shares of Novelis for cash at a per share price of $44.93, without interest and less any required withholding taxes (the Purchase Price), to be implemented by way of a court-approved plan of arrangement (the Arrangement).

Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, each common share of Novelis issued and outstanding immediately prior to the effective time (other than common shares held by (i) Hindalco or Acquisition Sub or any of their affiliates or (ii) any shareholders who properly exercise dissent rights under the Canada Business Corporations Act) will be transferred to Acquisition Sub in exchange for the right to receive the Purchase Price. The acquisition of Novelis is an all-cash transaction which values Novelis at approximately $6 billion, including approximately $2.4 billion of debt. The transaction is not subject to a financing condition.

The consummation of the Arrangement is subject to various customary conditions, including Novelis shareholder approval and the receipt of regulatory approvals specified in the Arrangement Agreement and/or until the expiration of all applicable waiting periods, including antitrust approvals under the Competition Act (Canada), the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the European Union or the relevant antitrust authorities in the applicable European Union member states, as well as approval under the Investment Canada Act and approval by the Agência Nacional de Energia Eléctrica (ANEEL) for the transfer of power generation concessions/authorizations in Brazil. As of May 10, 2007, we have the necessary regulatory approval to proceed with the transaction from all known parties. Subject to final court approval, we expect that the Arrangement will close on May 15, 2007.

The Arrangement Agreement contains customary representations and warranties between Novelis and Hindalco and Acquisition Sub. The Arrangement Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Novelis’ business between the date of the signing of

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

the Arrangement Agreement and the closing of the Arrangement, (b) solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Arrangement to be completed. Additionally, Novelis shareholders approved the Arrangement at its special meeting of shareholders on May 10, 2007.

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

In connection with this process, Novelis has incurred or will incur fees and expenses, including a termination fee with an unsuccessful bidder. During the first quarter of 2007, we included expenses of $32 million in Other (income) expenses — net for those costs that have already been incurred and that are not contingent upon closing. Of this amount, $22 million was paid during the first quarter of 2007 and the remaining amounts are expected to be paid during the second quarter of 2007.

3.	Disposal of Business

In March 2006, we disposed of our aluminum rolling mill in Annecy, France (Annecy) for consideration in the amount of one euro. We recorded a pre-tax charge of $15 million in connection with the sale, which is included in Other (income) expenses — net in the accompanying condensed consolidated statement of operations. The charge was comprised primarily of $8 million representing our investment in and advances to Annecy, cash payments of $5 million we made in connection with the disposal of the business, and other cash fees and expenses we paid of an additional $2 million.

4.	Restructuring Programs

In March 2007, management approved the proposed restructuring of our facilities in Bridgnorth, U.K. These proposed actions are intended to bring the capacity of our U.K. operations in line with local market demand and to reduce the cost of our U.K. operations. Certain production lines will be shut down in the U.K. and volume will be relocated to other European plants. For the quarter ended March 31, 2007, we recognized $8 million in impairment charges on long-lived assets in the U.K. that will no longer be used, and we recognized restructuring charges of approximately $8 million relating primarily to severance costs. We expect all actions related to the Bridgnorth, U.K. restructuring to be completed in early 2008.

All restructuring provisions and recoveries are included in Restructuring charges — net in the accompanying condensed consolidated statements of operations unless otherwise stated. The following table summarizes our restructuring liabilities for the three months ended March 31, 2007 (in millions).

				Other Exit
	Severance Reserves			Related	Total
		Corporate	Total	Reserves	Restructuring
	Europe	and Other	Severance	Europe	Reserves

Balance as of December 31, 2006	$14	$1	$15	$19	$34
Provisions (recoveries) — net	9	—	9	—	9
Cash payments	(4)	(1)	(5)	(1)	(6)
Adjustments — other	(1)	—	(1)	—	(1)

Balance as of March 31, 2007	$18	$—	$18	$18	$36

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

5.	Inventories

Inventories consist of the following (in millions).

	March 31, 2007	December 31, 2006

Finished goods	$369	$404
Work in process	359	283
Raw materials	684	626
Supplies	128	126

	1,540	1,439
Allowances	(49)	(48)

Inventories	$1,491	$1,391

6.	Property, Plant and Equipment

Property, plant and equipment — net, consists of the following (in millions).

	March 31, 2007	December 31, 2006

Land and property rights	$97	$97
Buildings	895	894
Machinery and equipment	4,691	4,673

	5,683	5,664
Accumulated depreciation and amortization	(3,674)	(3,608)

	2,009	2,056
Construction in progress	89	87

Property, plant and equipment — net	$2,098	$2,143

7.	Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of March 31, 2007, and which we account for using the equity method. We have no material investments that we account for using the cost method.

		Ownership
Affiliate Name	Ownership Structure	Percentage

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
EuroNorca Partners	General Partnership	50%
MiniMRF LLC	Limited Liability Company	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminium Recyclage S.A.	Public Limited Company	20%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to the other shareholders of Petrocoque. Prior to the sale, we accounted for Petrocoque using the equity method of accounting. Petrocoque’s combined results of operations for the three months ended March 31, 2006 are included in the table below.

As of March 31, 2007, EuroNorca Partners was inactive and is in the process of being dissolved. We expect to receive approximately $2 million once the liquidation proceedings have been finalized.

We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. The following table summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions).

	Three Months Ended March 31,
	2007	2006

Net sales	$127	$132
Costs, expenses and provisions for taxes on income	122	124

Net income	$5	$8

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of transactions that we had with related parties during the three months ended March 31, 2007 and 2006 (in millions).

	Three Months Ended March 31,
	2007	2006

Purchases of tolling services, electricity and inventories
Aluminium Norf GmbH (A)	$61	$52
Consorcio Candonga (B)	3	3
Petrocoque S.A. Industria e Comercio (C)	N/A	1

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

(C)	We purchase calcined-coke from Petrocoque S.A. Industria e Comercio (Petrocoque) for use in our smelting operations in South America. As previously discussed, we sold our interest in Petrocoque in November 2006. They are not considered a related party in 2007.

The table below describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances.

	March 31, 2007	December 31, 2006

Accounts receivable (A)	$25	$21
Other long-term receivables (A)	54	59
Accounts payable (B)	49	44

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions).

	March 31, 2007	December 31, 2006

Accrued compensation and benefits	$138	$130
Accrued settlement of legal claim	39	39
Accrued interest payable	24	56
Accrued income taxes	9	17
Current portion of fair value of derivative instruments	33	42
Other current liabilities	237	224

Accrued expenses and other current liabilities	$480	$508

9.	Long-Term Debt

Long-term debt consists of the following (in millions).

	Interest		March 31,	December 31,
	Rates(A)		2007	2006

Novelis Inc.
Floating rate Term Loan B, due 2012	7.61	%(B)	$259	$259
7.25% Senior Notes, due 2015	7.25%		1,400	1,400
Novelis Corporation
Floating rate Term Loan B, due 2012	7.61	%(B)	449	449
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (Swiss francs (CHF) 56 million)	7.50%		46	47
Capital lease obligation, due 2011 (CHF 4 million)	2.49%		4	4
Novelis Korea Limited
Bank loan, due 2007	4.55%		70	70
Bank loan, due 2007 (Korean won (KRW) 40 billion)	4.80%		42	43
Bank loan, due 2007 (KRW 25 billion)	4.45%		27	27
Bank loans, due 2008 through 2011 (KRW 1 billion)	4.01	%(C)	1	1
Other
Other debt, due 2007 through 2012	2.45	%(C)	2	2

Total debt			2,300	2,302
Less: current portion			(143)	(144)

Long-term debt — net of current portion			$2,157	$2,158

(A)	Interest rates are as of March 31, 2007 and exclude the effects of amortization of debt issuance costs.

(B)	The interest rate for the Floating rate Term Loan B includes an increased applicable margin in effect through March 31, 2008 and excludes the effect of any related interest rate swaps, as discussed below.

(C)	Weighted average interest rate.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Senior Secured Credit Facilities

In connection with our spin-off from Alcan, we entered into senior secured credit facilities providing for aggregate borrowings of up to $1.8 billion. These facilities consist of (1) a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at London Interbank Offered Rate (LIBOR) plus 1.75% (subject to change based on certain leverage ratios), all of which was borrowed on January 10, 2005 and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility.

Since our inception and through March 31, 2007, we satisfied the 1% per annum principal amortization requirement through fiscal year 2010, as well as $514 million of the principal amortization requirement for 2011. No further minimum principal payments are due until 2011. As of March 31, 2007, we had $708 million outstanding under the Term Loan B facility.

Our senior secured credit facilities include customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio. Substantially all of our assets are pledged as collateral under our senior secured credit facilities.

The terms of our senior secured credit facilities require that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to delays in certain of our SEC filings for 2005 and 2006, we obtained a series of five waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. Fees paid related to the five waiver and consent agreements totaled $6 million. These fees are being amortized over the remaining life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Unamortized fees related to these waiver and consent agreements are included in Other long-term assets in the accompanying condensed consolidated balance sheets and were $5 million as of both March 31, 2007 and December 31, 2006.

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

The amended maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios for the period ended March 31, 2007 were 8.25 to 1; 1.50 to 1; and 0.70 to 1, respectively. We were in compliance with these covenants for the quarter ended March 31, 2007.

Total debt issuance costs, including amendment fees discussed above, totaling $34 million have been recorded in Other long-term assets and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loans and the straight-line method for the revolving credit and letters of credit facility. The

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

unamortized amount of these costs was $22 million and $23 million as of March 31, 2007 and December 31, 2006, respectively.

On April 27, 2007, our lenders consented to a further amendment of our senior secured credit facilities in order to (1) provide us with additional liquidity, (2) potentially allow us to avoid more costly bridge financing in connection with the transaction with Hindalco and (3) remove certain technical provisions that are affecting normal-course operations of our business.

The amendment specifically includes the following: (1) permission to increase the Term Loan B facility by $150 million; (2) a limited waiver of the change of control Event of Default (as defined in the senior secured credit facilities) to the earliest of (i) the date on which any payments are made with respect to the Senior Notes (other than scheduled interest), (ii) the third business day prior to the sixtieth day following the change of control and (iii) July 7, 2007 if the change of control does not occur on or prior to such date; and (3) a modification of three provisions, to now (a) permit the formation of certain joint ventures, (b) permit the payment of a liquidating cash dividend from a specific 50%-owned partnership and (c) permit a capital contribution between guarantor subsidiaries. In return for these amendments and modifications, we have agreed to pay aggregate fees of approximately $2.5 million to lenders who consent to the amendments and modifications.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes were priced at par, bear interest at 7.25% and mature on February 15, 2015. Debt issuance costs totaling $28 million have been recorded in Other long-term assets and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. The unamortized amount of these costs was $24 million as of both March 31, 2007 and December 31, 2006.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants for the quarter ended March 31, 2007.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement for the notes and exchange the original, privately placed notes for registered notes. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date and, as a result, we began to incur additional special interest at rates ranging from 0.25% to 1.00%. We filed a post-effective amendment to the registration statement on December 1, 2006 which was declared effective by the SEC on December 22, 2006. We ceased paying additional special interest effective January 5, 2007, upon completion of the exchange offer.

Pursuant to the terms of our Senior Notes, we are obligated, within 30 days of the closing of the Arrangement, to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date the Senior Notes are purchased. In addition, Hindalco and Acquisition Sub have indicated that they may cause us to take other steps to repay, retire or redeem the Senior Notes after the closing of the Arrangement. The closing of the Arrangement does not require the consent or approval of the holders of the Senior Notes.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

As a result of the change in the market price of our 7.25% Senior Notes from 96.25 as of December 31, 2006 to 105.75 as of March 31, 2007, the estimated fair value of this debt has increased $133 million to $1.481 billion.

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

In the first quarter of 2007, interest rates on other Korean bank loans for $1 million (KRW 1 billion) ranged from 3.50% to 5.50%.

Other Agreements

In 2004, we entered into a loan and a corresponding deposit-and-guarantee agreement for up to $90 million. As of March 31, 2007 and December 31, 2006, this arrangement had a balance of $80 million. We do not include the loan or deposit amounts in our condensed consolidated balance sheets as the agreements include a legal right of setoff and we have the intent and ability to setoff.

Interest Rate Swaps

In addition to interest rate swaps on certain Korean bank loans noted above, as of March 31, 2007, we have one outstanding interest rate swap to fix the 3-month LIBOR interest rate at an effective weighted average interest rate of 3.9% on $100 million of the floating rate Term Loan B debt expiring on February 3, 2008. On February 3, 2007, an interest rate swap to fix the 3-month LIBOR interest rate at an effective interest rate of 3.8% on an additional $100 million of the floating rate Term Loan B debt expired. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities, as amended, in addition to these interest rates. As of March 31, 2007, 66% of our debt was fixed rate and 34% was variable rate.

Capital Lease Obligations

In December 2004, in connection with the spin-off, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and calls for fixed quarterly payments of CHF 1.7 million, which is equivalent to $1.4 million at the exchange rate as of March 31, 2007.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and calls for fixed monthly payments of CHF 0.1 million, which is equivalent to $0.1 million at the exchange rate as of March 31, 2007.

Short Term Borrowings and Lines of Credit

As of March 31, 2007, our short-term borrowings were $245 million consisting of (1) $241 million in short-term loans in the U.S. and the U.K. under our $500 million revolving credit facility and (2) $4 million in bank overdrafts in Italy. As of March 31, 2007, $25 million of our $500 million revolving credit facility was

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

utilized for letters of credit and we had approximately $234 million available under the revolving credit facility.

As of March 31, 2007, we had an additional $59 million under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 7.77% and 7.70% as of March 31, 2007 and December 31, 2006, respectively.

Commitment fees related to the unused portion of the $500 million revolving credit facility are 0.625% per annum. Under the terms of the October 16, 2006 amendment to our senior secured credit facilities, this rate will remain in effect until such time as the compliance certificate for the fiscal quarter ending March 31, 2008 has been delivered.

10.	Accumulated Other Comprehensive Income (Loss)

Other comprehensive income is comprised of the following (in millions).

	Three Months Ended March 31,
	2007	2006

Net change in foreign currency translation adjustments	$11	$41
Net change in fair value of effective portion of hedges	7	(7)
Postretirement benefit plans:
Amortization of net actuarial loss	2	—

Net other comprehensive income adjustments, before income tax effect	20	34
Income tax effect	(5)	(4)

Other comprehensive income	$15	$30

Accumulated other comprehensive income (loss), net of income tax effects, is comprised of the following (in millions).

	March 31, 2007	December 31, 2006

Foreign currency translation adjustments	$144	$133
Fair value of effective portion of hedges — net	(43)	(46)
Net actuarial loss	(82)	(83)
Net prior service cost	(8)	(8)
Net transition obligation	(1)	(1)

Accumulated other comprehensive income (loss)	$10	$(5)

11.	Share-Based Compensation

On January 1, 2006, we adopted FASB Statement No. 123 (Revised), Share-Based Payment, using the modified prospective method. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123 (Revised) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123 (Revised) that remain unvested at the adoption date will continue to be expensed over the remaining service period. The cumulative effect of the accounting change, net of tax, as of January 1, 2006 was approximately $1 million, and was not considered material as to require presentation as a cumulative effect of accounting change in the accompanying condensed consolidated statements of operations.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Accordingly, the expense recognized as a result of adopting FASB Statement No. 123 (Revised) was included in Selling, general and administrative expenses in our condensed consolidated statement of operations in the first quarter of 2006.

Compensation to be Settled in Stock

2006 Stock Options

On October 26, 2006, our board of directors authorized a grant of an aggregate of 885,170 seven-year non-qualified stock options under the Novelis 2006 Incentive Plan (2006 Incentive Plan) at an exercise price of $25.53 to certain of our executive officers and key employees. These options are comprised of equal portions of premium and non-premium options. Both the premium and non-premium options vest ratably in 25% annual increments over a four year period measured from October 26, 2006, and may be exercised, in whole or in part, once vested. However, while the premium and non-premium options carry the same exercise price of $25.53, in no event may the premium options be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equals or exceeds $28.59. If the participant retires before October 26, 2007, the options will be forfeited. If the participant retires on or after October 26, 2007, the options will continue to vest in accordance with the vesting schedule, but must be exercised no later than the third anniversary following the participant’s retirement date. In the event of the participant’s death or disability, all of the options will become immediately vested, but must be exercised no later than the first anniversary following the participant’s termination of employment. All of the options will become immediately vested and exercisable, without regard to the per share price restriction on premium options, upon a change in control of Novelis.

The table below shows the option activity (for both premium and non-premium options) under our 2006 Incentive Plan for the three months ended March 31, 2007 (all amounts actual).

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Options outstanding as of December 31, 2006	858,500	$25.53
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(32,650)	$25.53
Expired	—	—

Options outstanding as of March 31, 2007	825,850	$25.53	6.6	$15,344,293

Options exercisable as of March 31, 2007	—	$—	—	$—

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

over the requisite service period of each award, which is from 1.0 to 4.0 years, subject to acceleration in cases where the employee elects retirement or is retirement eligible after October 26, 2007.

We used the Black-Scholes valuation model to determine the fair value of non-premium options issued. Because our trading history is shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield is based on dividend payments of $0.01 per share per quarter. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. Because we do not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options based on an extension of the “simplified method” as prescribed by SEC Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which allows for the use of a mid-point between the earliest and latest dates that an award can be exercised.

No premium or non-premium options under the 2006 Incentive Plan were granted during the three months ended March 31, 2007. The fair value of our premium and non-premium options was estimated using the following assumptions:

Three Months Ended
March 31, 2007

Expected volatility	42.20 to 46.40%
Weighted average volatility	44.30%
Dividend yield	0.16%
Risk-free interest rate	4.68 to 4.71%
Expected life	1.00 to 4.75 years

As of March 31, 2007, we had $7.0 million in unrecognized compensation expense related to non-vested premium and non-premium options under the 2006 Incentive Plan, which is expected to be recognized over a weighted average period of 3.3 years.

Novelis Conversion Plan of 2005

On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 (the Conversion Plan) to allow for 1,372,663 Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan to be replaced with options to purchase 2,723,914 of our common shares. All options expire ten years from their date of grant. All converted options that were vested on the spin-off date continued to be vested. Unvested options as of the spin-off date vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date. All of the options will become immediately vested and exercisable upon a change in control of Novelis.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table shows the option activity in our Conversion Plan for the three months ended March 31, 2007 (all amounts actual).

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Options outstanding as of December 31, 2006	2,514,277	$21.84
Granted	—	—
Exercised	(1,217,325)	$21.95
Forfeited/Cancelled	—	—
Expired	—	—

Options outstanding as of March 31, 2007	1,296,952	$21.74	6.2	$29,012,758

Options exercisable as of March 31, 2007	725,860	$21.67	6.0	$16,291,327

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

No new options under the Conversion Plan have been granted since its adoption in January 2005. The fair value of each option was estimated using the following assumptions:

Three Months
Ended
March 31, 2007

Expected volatility	30.30%
Weighted-average volatility	30.30%
Dividend yield	1.56%
Risk-free interest rate	2.88 to 3.73%
Expected life	0.70 to 5.70 years

During the three months ended March 31, 2007, we had 381,009 options vest with a total fair value of $2.6 million.

Under our Conversion Plan for the three months ended March 31, 2007, the total intrinsic value of options exercised was $18.5 million; cash received from options exercised was $26.7 million; and the actual tax benefit realized for the tax deductions from the options exercised was $1.4 million, including $1.1 million of “windfall” tax benefits. There were no options exercised during the three months ended March 31, 2006.

As of March 31, 2007, we had $1.7 million in unrecognized compensation expense related to non-vested options under the 2005 Conversion Plan, which is expected to be recognized over a weighted average period of 1.7 years.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Recognition Awards

On September 25, 2006, we entered into Recognition Agreements and granted Recognition Awards to certain executive officers and other key employees (Executives) to retain and reward them for continued dedication towards corporate objectives. Under the terms of these agreements, Executives who remain continuously employed by us through the vesting dates of December 31, 2007 and December 31, 2008 are entitled to receive one-half of their total Recognition Awards on each vesting date.

The number of Recognition Awards payable under the agreements varies by Executive. Currently, there are 145,800 shares subject to award. In accordance with the provisions of FASB Statement No. 123 (Revised), we valued these awards as of the issuance date and are recognizing their cost over the requisite service period of the Executives.

The table below shows the activity for our Recognition Awards for the three months ended March 31, 2007 (all amounts actual).

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Recognition Awards as of December 31, 2006	145,800	$23.15
Granted	—	—
Vested	—	—
Forfeited/Cancelled	—	—

Recognition Awards as of March 31, 2007	145,800	$23.15

As of March 31, 2007, there was approximately $1.0 million and $1.3 million of unamortized compensation expense related to each of the two vesting dates for the Recognition Awards, which is expected to be recognized over the next 0.75 years and 1.75 years, respectively.

As a result of the potential acquisition of our common stock by Hindalco (see Note 2 — Potential Acquisition of Novelis Common Stock), on February 10, 2007, our board of directors adopted resolutions to amend the Recognition Awards with the Executives. As amended, if the transaction is consummated prior to December 31, 2008 and if the Executive remains continuously employed by us through the vesting dates of December 31, 2007 and December 31, 2008, the Executive is entitled to the awards payable in either, at the option of the Executive, (i) Hindalco common shares (if offered by Hindalco) or (ii) cash.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

The table below shows the SARs activity (for both premium and non-premium SARs) under our 2006 Incentive Plan for the three months ended March 31, 2007 (all amounts actual).

Weighted
Average
Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SARs	Exercise Price	(In Years)	Value

SARs outstanding as of December 31, 2006	381,090	$25.53
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(1,090)	$25.53
Expired	—	—

SARs outstanding as of March 31, 2007	380,000	$25.53	6.6	$7,060,400

SARs exercisable as of March 31, 2007	—	$—	—	$—

We used the Monte Carlo valuation model to determine the fair value of the premium SARs outstanding under the 2006 Incentive Plan. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. Because our trading history is shorter than the expected life of the SARs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. No quarterly or annual dividend is expected. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected remaining lives of the premium SARs. The fair value of the premium SARs is being amortized over the requisite remaining service period of each award, which is from 0.57 to 3.57 years, subject to acceleration in cases where the employee elects retirement or is retirement eligible after October 26, 2007.

We used the Black-Scholes valuation model to determine the fair value of the non-premium SARs outstanding. Because our trading history is shorter than the expected life of the SARs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. No quarterly or annual dividend is expected. Risk-free interest rates are based on U.S. Treasury Strip yields, compounded daily, consistent with the expected remaining lives of the SARs. Because we do not have a sufficient history of SAR exercise or cancellation, we estimated the expected remaining life of the SARs based on an extension of the “simplified method” as prescribed by SAB No. 107.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair value of each premium and non-premium SAR under the 2006 Incentive Plan was estimated as of March 31, 2007 using the following assumptions:

Expected volatility	40.70 to 44.70%
Weighted average volatility	42.70%
Dividend yield	None
Risk-free interest rate	4.51 to 4.59%
Expected life	0.57 to 4.32 years

As of March 31, 2007, we had $7.6 million in unrecognized compensation expense related to non-vested premium and non-premium SARs under the 2006 Incentive Plan, which is expected to be recognized over a weighted average period of 3.3 years.

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

The table below shows the activity in our SPAU Plan for the three months ended March 31, 2007 (all amounts actual).

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SPAUs	Exercise Price	(In Years)	Value

SPAUs outstanding as of December 31, 2006	418,405	$22.04
Granted	—	—
Exercised	(117,788)	$22.29
Forfeited/Cancelled	—	—
Expired	—	—

SPAUs outstanding as of March 31, 2007	300,617	$21.94	6.8	$6,665,913

SPAUs exercisable as of March 31, 2007	98,378	$21.33	6.6	$2,240,678

We used the Black-Scholes valuation model to estimate the fair value of SPAUs granted to employees and to determine the fair value of the SPAUs outstanding. Because our trading history is shorter than the expected life of the SPAUs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. No quarterly or annual dividend is expected. Risk-free interest rates are based on U.S. Treasury spot rates consistent with the expected remaining lives of the SPAUs. Because we do not have a sufficient history of SPAU exercise or cancellation, we estimated the expected remaining life of the SPAUs based on an extension of the “simplified method” as prescribed by SAB No. 107.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair value of each SPAU was estimated as of March 31, 2007 using the following assumptions:

Expected volatility	38.20 to 40.80%
Weighted average volatility	39.91%
Dividend yield	None
Risk-free interest rate	4.51 to 4.56%
Expected life	2.25 to 4.37 years

During the three months ended March 31, 2007, we had 101,119 SPAUs vest with a total fair value of $2.7 million.

During the three months ended March 31, 2007, 117,788 SPAUs were exercised resulting in net payments of $1.7 million in cash to the holders.

As of March 31, 2007, there was $0.7 million of unamortized compensation cost related to non-vested SPAUs, which is expected to be recognized over a remaining vesting period of 1.6 years.

Deferred Share Unit Plan for Non-Executive Directors

On January 5, 2005, Novelis established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the election of each non-executive director). The number of DDSUs is determined by dividing the quarterly amount payable, as elected, by the average closing prices of a common share on the Toronto Stock Exchange (TSX) (adjusted for the noon exchange rate) and New York Stock Exchange (NYSE) on the last five trading days of each quarter. Additional DDSUs representing the equivalent of dividends declared on common shares are credited to each holder of DDSUs. The number of DDSUs outstanding as of March 31, 2007 and 2006 includes DDSUs issued on April 1, 2007 and 2006, respectively, as the required service was provided by each period-end.

The DDSUs are redeemable in cash and/or in shares of our common stock following the participant’s retirement from the board. The redemption amount is calculated by multiplying the accumulated balance of DDSUs by the average closing price of a common share on the TSX (adjusted for the noon exchange rate) and NYSE on the last five trading days prior to the redemption date. All of the DDSUs will become immediately payable upon a change in control of Novelis.

The table below shows our DDSU activity for the three months ended March 31, 2007 (all amounts actual).

			Aggregate
	Number of	Redemption	Intrinsic
	DDSUs	Price	Value

DDSUs outstanding as of December 31, 2006	112,039	$27.11
Granted	7,060
Exercised (paid out)	(12,521)
Forfeited	—
Expired/Cancelled	—

DDSUs outstanding as of March 31, 2007	106,578	$44.09	$4,698,535

During the three months ended March 31, 2007, a total of 12,521 DDSUs were paid out totaling $0.6 million in cash.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Founders Performance Awards

In March 2005 (and amended and restated in March 2006 and February 2007), Novelis established a plan to reward certain key executives with Performance Share Units (PSUs) if Novelis common share price improvement targets were achieved within specific time periods. There are three equal tranches of PSUs, and each has a specific share price improvement target. For the first tranche, the target share price of $23.57 applies for the period from March 24, 2005 to March 23, 2008. For the second tranche, the target share price of $25.31 applies for the period from March 24, 2006 to March 23, 2008. For the third tranche, the target share price of $27.28 applies for the period from March 24, 2007 to March 23, 2008. If awarded, a particular tranche will be paid in cash on the later of six months from the date the specific common share price target is reached or twelve months after the start of the performance period, and will be based on the average of the daily common share closing prices on the NYSE for the last five trading days prior to the payment date. Upon a participant’s termination due to retirement, death or disability, all PSUs awarded prior to the termination will be paid at the same time as for active participants. For any other termination, all PSUs will be forfeited. Additionally, upon a change in control, all PSUs awarded prior to the change in control event will be paid. However, any PSUs that have not been awarded prior to the change in control will be forfeited. In March 2006, our board of directors amended the PSUs in order to clarify that PSUs would only be awarded under the second and third tranches for performance periods beginning in 2006 and 2007, respectively, if the share price met the applicable threshold for 15 consecutive days during an open trading window.

The liability for the first tranche was accrued over its term, was valued on March 24, 2006, and was paid in April 2006 in the aggregate amount of $2.7 million.

In February 2007, as a result of the potential acquisition of our common stock by Hindalco, our board of directors recognized that the applicable share price threshold had been (or would likely be) met with respect to the second tranche and would probably be met for the third tranche, but in light of the insiders’ awareness of the possibility of a change in control transaction, they have been subject to a trading blackout. Moreover, it is unlikely that a 15 day open trading window under the Novelis disclosure and insider trading policies will arise prior to the potential closing of the change in control transaction (which is expected to occur during the second quarter of 2007). Accordingly, on February 10, 2007, our board of directors further amended the PSUs in order to provide that the applicable threshold for (a) the second tranche will be met as of February 28, 2007, and (b) the third tranche will be met as of March 26, 2007, for purposes of PSUs to be awarded.

During the three months ended March 31, 2007, a total of 8,500 PSU’s from the third tranche were forfeited. The fair value of each PSU as of March 31, 2007 was estimated to be the average of the daily common share closing prices on the NYSE for the last five trading days of the quarter, or $44.07 per share, since the market conditions for both the second and third tranches (represented by 94,450 and 85,950 PSUs, respectively) were effectively met as a result of the amendment adopted on February 10, 2007 discussed above.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Compensation Cost

Total share-based compensation expense for the three months ended March 31, 2007 and 2006, including amounts related to the cumulative effect of an accounting change (exclusive of income taxes) from adopting FASB Statement No. 123 (Revised) on January 1, 2006 (in the 2006 period), is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

	Three Months
	Ended
	March 31,
	2007	2006

Compensation to be Settled in Stock:
Novelis 2006 Incentive Plan	$0.9	$—
Novelis Conversion Plan of 2005	0.3	0.8
Recognition Awards	0.5	—

	1.7	0.8

Compensation to be Settled in Cash:
Novelis 2006 Incentive Plan (Stock Appreciation Rights)	1.4	—
Stock Price Appreciation Unit Plan	4.4	1.5
Total Shareholder Returns Performance Plan	—	(0.8)
Deferred Share Unit Plan for Non-Executive Directors	2.2	0.3
Novelis Founders Performance Awards	6.0	1.5

	14.0	2.5

Total Share-Based Compensation Expense	$15.7	$3.3

12.	Postretirement Benefit Plans

Components of net periodic benefit cost for all of our significant plans are shown in the table below (in millions).

	Pension Benefits		Other Postretirement Benefits
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$12	$10	$1	$1
Interest cost	12	10	2	2
Expected return on assets	(11)	(9)	—	—
Amortization
— actuarial losses	1	1	1	—
— prior service cost	—	1	—	—

Net periodic benefit cost	$14	$13	$4	$3

The expected long-term rate of return on plan assets is 7.5% in 2007.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

We contributed the following amounts to all plans, including the Alcan plans that cover our employees (in millions).

	Three Months
	Ended
	March 31,
	2007	2006

Funded pension plans	$10	$9
Unfunded pension plans	6	3
Savings and defined contribution pension plans	3	3

Total contributions	$19	$15

During the remainder of 2007, we expect to contribute an additional $27 million to our funded pension plans, $13 million to our unfunded pension plans and $9 million to our savings and defined contribution plans.

13.	Currency Losses (Gains)

The following currency losses (gains) are included in Other (income) expenses — net in the accompanying condensed consolidated statements of operations (in millions).

	Three Months
	Ended
	March 31,
	2007	2006

Net loss (gain) on change in fair value of currency derivative instruments	$(5)	$16
Net loss (gain) on translation of monetary assets and liabilities	6	(5)

	$1	$11

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets (net of tax effect, and in millions).

	Three Months Ended
	March 31,
	2007	2006

Cumulative currency translation adjustment — beginning of period	$133	$(35)
Effect of changes in exchange rates	11	37

Cumulative currency translation adjustment — end of period	$144	$2

14.	Financial Instruments and Commodity Contracts

In conducting our business, we use various derivative and non-derivative instruments, including forward contracts, to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures. Alcan is the principal counter-party to our aluminum forward contracts.

During the first quarter of 2006, we implemented hedge accounting for certain of our cross-currency interest swaps with respect to intercompany loans to several European subsidiaries and forward exchange contracts. As of March 31, 2007, we had $712 million of cross-currency swaps (euro 475 million, British pound (GBP) 62 million and Swiss franc (CHF) 35 million) and $97 million of forward foreign exchange contracts (226 million Brazilian real (BRL)).

The euro and GBP cross-currency interest swaps have been designated as net investment hedges, while the CHF cross-currency interest rate swaps and the BRL forward foreign exchange contracts have been designated as cash flow hedges.

For contracts designated as net investment hedges and cash flow hedges, we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive loss within Shareholders’ equity in the accompanying condensed consolidated balance sheet. During the three months ended March 31, 2007, the change in fair value of the effective and interest portions of our net investment hedges was a gain of $1 million and the change in fair value of the effective portion of our cash flow hedges was a gain of $6 million.

As of March 31, 2007, the amount of effective net gains and losses expected to be realized during the next twelve months is $11 million. No cash flow hedges were discontinued during the three months ended March 31, 2007. The maximum period over which we have hedged our exposure to cash flow variability is through February 2015.

The fair values of our financial instruments and commodity contracts as of March 31, 2007 and December 31, 2006 were as follows (in millions).

		As of March 31, 2007
				Net Fair
	Maturity Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2007 through 2011	$16	$(20)	$(4)
Interest rate swaps	2007 through 2008	2	—	2
Cross-currency swaps	2007 through 2015	6	(90)	(84)
Aluminum forward contracts	2007 through 2009	60	(8)	52
Aluminum options	2007	1	—	1
Electricity swap	2016	60	—	60
Embedded derivative instruments	2007	1	—	1
Natural gas swaps	2007	1	—	1

Total fair value		147	(118)	29
Less: current portion (A)		92	(33)	59

Noncurrent portion (A)		$55	$(85)	$(30)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

		As of December 31, 2006
				Net Fair
	Maturity Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2007 through 2011	$12	$(20)	$(8)
Interest rate swaps	2007 through 2008	2	—	2
Cross-currency swaps	2007 through 2015	4	(95)	(91)
Aluminum forward contracts	2007 through 2009	67	(12)	55
Aluminum options	2007	2	—	2
Electricity swap	2016	47	—	47
Embedded derivative instruments	2007	16	—	16
Natural gas swaps	2007	—	(2)	(2)

Total fair value		150	(129)	21
Less: current portion (A)		106	(42)	64

Noncurrent portion (A)		$44	$(87)	$(43)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented in the accompanying condensed consolidated balance sheets. The amounts of the current and noncurrent portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

15.	Other (Income) Expenses — Net

Other (income) expenses — net is comprised of the following (in millions).

	Three Months
	Ended
	March 31,
	2007	2006

Gains on change in fair value of derivative instruments — net	$(30)	$(54)
Sale transaction fees	32	—
Loss on disposal of business	—	15
Exchange (gains) losses — net	6	(5)
Gains on disposals of property, plant and equipment — net	—	(1)
Other (income) expenses — net	1	(4)

	$9	$(49)

In connection with the potential acquisition of our common stock by Hindalco as described in Note 2 — Potential Acquisition of Novelis Common Stock, we have incurred or will incur fees and expenses, including a termination fee with an unsuccessful bidder. During the first quarter of 2007, we included expenses of $32 million in Other (income) expenses — net for those costs that have already been incurred, and that are not contingent upon closing. Of this amount, $22 million was paid during the first quarter of 2007 and the remaining amounts are expected to be paid during the second quarter of 2007.

16.	Income Taxes

We provide for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes. In accordance with APB Opinion No. 28, Interim Financial Reporting, and

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods, the provision for taxes on income recognizes our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for the impact of any discrete events, which are reported in the period in which they occur. Each quarter, we re-evaluate our estimated tax expense for the year and make adjustments for changes in the estimated tax rate. Additionally, we evaluate the realizability of our deferred tax assets on a quarterly basis. Our evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income or losses, and prudent and feasible tax planning strategies. As a result, the provision for taxes on income (loss) for the three months ended March 31, 2007 and 2006 were based on the estimated effective tax rates applicable for the year ending December 31, 2007 and the year ended December 31, 2006, respectively, after considering items specifically related to the interim periods.

A reconciliation of the Canadian statutory tax rates to our effective tax rates for the three months ended March 31, 2007 and 2006 is as follows (in millions).

	Three Months Ended
	March 31,
	2007	2006

Pre-tax income (loss) before equity in net income of non-consolidated affiliates and minority interests’ share	$(58)	$25

Canadian statutory tax rate	33%	33%

Income taxes (benefit) at the Canadian statutory rate	$(19)	$8
Increase (decrease) in tax rate resulting from:
Exchange translation items	6	10
Exchange remeasurement of deferred income taxes	2	3
Change in valuation allowances	23	33
Expense/income items with no tax effect — net	1	3
Tax rate differences on foreign earnings	(6)	44
Other — net	—	1

Provision for taxes on income (loss)	$7	$102

Effective tax rate	(12)%	408%

For the three months ended March 31, 2007, our effective tax rate is less than the benefit at the Canadian statutory rate due primarily to (1) a $23 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (2) a $6 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions and (3) $8 million for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, and (c) the remeasurement of deferred income taxes.

For the three months ended March 31, 2006, our effective tax rate is greater than the Canadian statutory rate due primarily to (1) a $44 million difference between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions, (2) a $33 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

(3) $13 million for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, and (c) the remeasurement of deferred income taxes.

Cash taxes paid during the first quarter of 2007 and 2006 were $18 million and $12 million, respectively.

Adoption of FASB Interpretation No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  FASB Interpretation No. 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB Interpretation No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we increased our reserves for uncertain tax positions by $1 million. We recognized the increase as a cumulative effect adjustment to Shareholders’ equity, as an increase to our Accumulated deficit. Including this adjustment, reserves for uncertain tax positions totaled $45 million as of January 1, 2007. Of this total, $43 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

Tax authorities are currently examining certain prior years’ tax returns for 1999-2003. We are evaluating potential adjustments related to certain items and we anticipate that it is reasonably possible that settlement of the examination will result in a payment in the range of up to $5 million and a corresponding decrease in unrecognized tax benefits by December 31, 2007.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $10 million decrease in unrecognized tax benefits by December 31, 2007 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties as of January 1, 2007.

With the exception of the ongoing tax examinations described above, we are no longer subject to any income tax examinations by any tax authorities for years before 2001. With few exceptions, tax returns for all jurisdictions for all tax years after 2000 are subject to examination by taxing authorities.

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Provision for taxes on income. As of January 1, 2007, we had $7 million accrued for potential interest on income taxes and no amounts accrued for potential penalties. For the three months ended March 31, 2007, our Provision for taxes on income (loss) included a charge for an additional $1 million of potential interest.

17.	Loss Per Share

We use the treasury stock method to calculate the dilutive effect of stock options and other common stock equivalents (potentially dilutive shares), which recognizes the dilution of earnings per share that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potentially dilutive shares include dilutive stock options, DDSUs and Recognition Awards. As we incurred a net loss for each of the three months ended March 31, 2007 and 2006, the potentially dilutive shares described below were not included in our calculation of diluted loss per share, as they would be anti-dilutive.

Options to purchase an aggregate of 2,122,802 of our common shares were held by our employees and former employees as of March 31, 2007. For the three months ended March 31, 2007, all of these options were potentially dilutive at an average exercise price of $23.21. Additionally, there were 106,578 DDSUs and 145,800 Recognition Awards that were considered potentially dilutive shares for the three months ended March 31, 2007 (see Note 11 — Share-Based Compensation).

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Options to purchase an aggregate of 2,686,600 of our common shares were held by our employees and former employees as of March 31, 2006. For the three months ended March 31, 2006, 741,999 of these options were potentially dilutive at an average exercise price of $17.78. Additionally, there were 72,885 DDSUs that were considered potentially dilutive shares for the three months ended March 31, 2006. A total of 1,944,601 anti-dilutive options were held by our employees as of March 31, 2006 and were not included in our calculation of diluted loss per share because their exercise prices were greater than our average stock price during the quarter.

The following table shows the information used in the calculation of basic and diluted loss per share.

	Three Months
	Ended
	March 31,
	2007	2006

Numerator:
Net loss (in millions)	$(64)	$(74)

Denominator:
Weighted average number of outstanding shares — basic	74,928,318	74,005,649
Effect of dilutive shares	—	—

Weighted average number of outstanding shares — diluted	74,928,318	74,005,649

Loss per share:
Net loss per share — basic and diluted	$(0.85)	$(1.00)

18.	Commitments and Contingencies

Primary Supplier

Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan for the three months ended March 31, 2007 and 2006 represented 45% and 41%, respectively, of our total combined prime and sheet ingot purchases.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have until July 20, 2007 to complete their review, unless that review time is extended by mutual agreement. In the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

third quarter of 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the third quarter of 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by certain of our insurance carriers, who have yet to complete their review as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006.

While the ultimate resolution of the nature and extent of any costs not covered under our insurance contracts cannot be determined with certainty or reasonably estimated at this time, if there is an adverse outcome with respect to insurance coverage, and we are required to reimburse our insurers, it could have a material impact on our cash flows in the period of resolution. Alternatively, the ultimate resolution could be favorable, such that insurance coverage is in excess of the net expense that we have recognized to date. This would result in our recording a non-cash gain in the period of resolution, and this non-cash gain could have a material impact on our results of operations during the period in which such a determination is made.

Coke Lawsuits.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (“CCBSS”) in state court in Georgia. In addition, a lawsuit was commenced against Novelis Corporation and Alcan Corporation on April 3, 2007 by Coca-Cola Enterprises Inc, Enterprises Acquisition Company, Inc., The Coca-Cola Company and The Coca-Cola Trading Company, Inc (collectively, “CCE”) in federal court in Georgia. Novelis intends to defend these claims vigorously. Novelis believes that it has good defenses, although there can be no certainty with respect to the outcome of the litigation.

CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the most favored nations provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has not yet filed its response to the complaint. On February 20, 2007, Novelis Corporation removed the CCBSS litigation to the federal court in Georgia. On March 6, 2007, CCBSS moved to remand the case back to the Georgia state court. That motion is pending.

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nation” provision of the CCE supply agreement. If CCE were to prevail in this litigation, the amount of damages would likely be material. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the supply agreement ought to be interpreted. Novelis Corporation has not yet filed its response to the complaint.

Anheuser-Busch Litigation.  On September 19, 2006, Novelis Corporation filed a lawsuit against Anheuser-Busch, Inc. in federal court in Ohio. Anheuser-Busch, Inc. subsequently filed suit against Novelis Corporation and the Company in federal court in Missouri. On January 3, 2007, Anheuser-Busch, Inc.’s suit was transferred to the Ohio federal court.

Novelis Corporation alleges that Anheuser-Busch, Inc. breached the existing multi-year aluminum can stock supply agreement between the parties, and we seek monetary damages and declaratory relief. Among other claims, we assert that since entering into the supply agreement, there has been a structural change in market conditions that requires a change to the pricing provisions under the agreement.

In its complaint, Anheuser-Busch, Inc. has asked for a declaratory judgment that Anheuser-Busch, Inc. is not obligated to modify the supply agreement as requested by Novelis Corporation, and that Novelis Corporation must continue to perform under the existing supply agreement.

The Anheuser-Busch, Inc. litigation is currently at the discovery stage. Novelis Corporation has continued to perform under the supply agreement during the litigation.

Environmental Matters

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

In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is in the range of $12 million to $26 million. Based upon the report and other factors, we accrued $19 million as our estimated cost. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and a Consent Order for the implementation of the remediation plan was executed by NYSDEC and Novelis Corporation, effective January 1, 2007. We believe that our estimate of $19 million is reasonable, and that the remediation plan will be designed and implemented in 2007 or 2008.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of March 31, 2007 and December 31, 2006, we had cash deposits aggregating approximately $25 million and $20 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceeding or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Minister of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from less than $1 million to approximately $54 million as of March 31, 2007. In total, these reserves approximate $88 million and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheets.

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

In the case of our wholly-owned subsidiaries, the indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. For our majority-owned subsidiaries, the indebtedness guaranteed is for short-term loan, overdraft and other debt facilities with financial institutions, which are currently scheduled to expire during the first half of 2007. Neither we nor any of our subsidiaries or non-consolidated affiliates holds any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Since we consolidate wholly-owned and majority-owned subsidiaries in our financial statements, all outstanding liabilities associated with trade accounts payable and short-term debt facilities for these entities are already included in our condensed consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness as of March 31, 2007 (in millions).

	Maximum Potential	Liability Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$76	$60
Majority-owned subsidiaries	3	—
Aluminium Norf GmbH	13	—

19.	Segment and Major Customer Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

We measure the profitability and financial performance of our operating segments, based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) gains and losses on change in fair value of derivative instruments — net; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting; (g) restructuring (charges) recoveries — net; (h) gains (losses) on disposals of property, plant and equipment and businesses — net; (i) corporate selling, general and administrative expenses; (j) other corporate costs — net; (k) litigation settlement — net of insurance recoveries; (l) provision or benefit for taxes on income (loss) and (m) cumulative effect of accounting change — net of tax.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, except the operating segments include our proportionate share of net sales, expenses, assets and liabilities of our non-consolidated affiliates accounted for using the equity method, since they are managed within each operating segment.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying condensed consolidated statements of operations, change in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

In the third quarter of 2006, we added a line to our Regional Income reconciliation to improve the disclosure of gains or losses resulting from cash settlement of derivative instruments that have been included in Regional Income. Accordingly, the first quarter of 2006 has been revised to conform to the current period presentation.

The tables below show selected segment financial information as of and for the three months ended March 31, 2007 and 2006 (in millions). The Corporate and Other column in the tables below includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Selected Segment Financial Information

					Adjustment to
					Eliminate
As of and for the Three	North			South	Proportional	Corporate
Months Ended March 31, 2007	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$925	$1,057	$413	$235	$—	$—	$2,630
Intersegment sales	—	1	3	12	—	(16)	—
Regional Income (Loss)	(17)	86	17	56	—	—	142
Depreciation and amortization	16	24	14	11	(8)	1	58
Capital expenditures	9	11	3	4	(4)	1	24
Total assets	1,566	2,543	1,110	821	(114)	44	5,970

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

					Adjustment to
					Eliminate
As of and for the Three	North			South	Proportional	Corporate
Months Ended March 31, 2006	America	Europe	Asia	America	Consolidation	and Other	Total

Net sales (to third parties)	$895	$826	$394	$209	$(5)	$—	$2,319
Intersegment sales	—	—	3	7	—	(10)	—
Regional Income	58	57	25	41	—	—	181
Depreciation and amortization	18	23	14	11	(9)	1	58
Capital expenditures	8	9	1	4	(3)	2	21
Total assets	1,600	2,296	1,038	798	(87)	98	5,743

The following table shows the reconciliation from Total Regional Income to Net loss for the three months ended March 31, 2007 and 2006 (in millions).

	Three Months Ended
	March 31,
	2007	2006

Total Regional Income	$142	$181
Interest expense and amortization of debt issuance costs	(54)	(51)
Gains on cash settlement of derivative instruments — net, included in Regional Income	(33)	(53)
Gains on change in fair value of derivative instruments — net	30	54
Depreciation and amortization	(58)	(58)
Impairment charges on long-lived assets	(8)	—
Minority interests’ share	(2)	—
Adjustment to eliminate proportional consolidation (A)	(9)	(8)
Restructuring charges — net	(9)	(1)
Loss on disposals of property, plant and equipment and businesses — net	—	(14)
Corporate selling, general and administrative expenses	(26)	(26)
Other corporate costs — net (B)	(30)	4
Provision for taxes on income (loss)	(7)	(102)

Net loss	$(64)	$(74)

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net loss, the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 7 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

(B)	During the first quarter of 2007, we incurred expenses of $32 million in connection with the potential acquisition of our common stock by Hindalco as described in Note 2 — Potential Acquisition of Novelis Common Stock.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Information about Major Customers

All of our operating segments had net sales to Rexam Plc (Rexam), our largest customer. Net sales to Rexam and the percentages of our total net sales for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006

Net sales to Rexam (in millions)	$407	$332

Percentage of total net sales	15.5%	14.3%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

20.	Supplemental Guarantor Information

In connection with the issuance of our Senior Notes, certain of our wholly-owned subsidiaries provided guarantees of the Senior Notes. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S, the U.K, Brazil and Switzerland, as well as certain businesses in Germany. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Senior Notes.

The following information presents consolidating statements of operations for the three months ended March 31, 2007 and 2006, consolidating balance sheets as of March 31, 2007 and December 31, 2006, and consolidating statements of cash flows for the three months ended March 31, 2007 and 2006 of the Parent, the Guarantors, and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	Three Months Ended March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$378	$2,228	$723	$(699)	$2,630

Cost of goods sold (exclusive of depreciation and amortization shown below)	374	2,094	675	(696)	2,447
Selling, general and administrative expenses	10	69	20	—	99
Depreciation and amortization	3	38	17	—	58
Research and development expenses	5	2	1	—	8
Restructuring charges — net	—	9	—	—	9
Impairment charges on long-lived assets	—	8	—	—	8
Interest expense and amortization of debt issuance costs — net	7	39	4	—	50
Equity in net income (loss) of affiliates	14	(3)	—	(14)	(3)
Other (income) expenses — net	29	(20)	—	—	9

	442	2,236	717	(710)	2,685

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(64)	(8)	6	11	(55)
Provision for taxes on income (loss)	—	5	2	—	7

Income (loss) before minority interests’ share	(64)	(13)	4	11	(62)
Minority interests’ share	—	—	(2)	—	(2)

Net income (loss)	$(64)	$(13)	$2	$11	$(64)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	Three Months Ended March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$370	$1,960	$673	$(684)	$2,319

Cost of goods sold (exclusive of depreciation and amortization shown below)	355	1,822	635	(677)	2,135
Selling, general and administrative expenses	13	63	16	—	92
Depreciation and amortization	4	38	16	—	58
Research and development expenses	6	3	—	—	9
Restructuring charges (recoveries) — net	—	—	1	—	1
Interest expense and amortization of debt issuance costs — net	11	32	5	—	48
Equity in net income (loss) of affiliates	31	(3)	—	(31)	(3)
Other (income) expenses — net	17	(68)	2	—	(49)

	437	1,887	675	(708)	2,291

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(67)	73	(2)	24	28
Provision for taxes on income (loss)	7	70	25	—	102

Income (loss) before minority interests’ share	(74)	3	(27)	24	(74)
Minority interests’ share	—	—	—	—	—

Net income (loss)	$(74)	$3	$(27)	$24	$(74)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Balance Sheet
(In millions)

	As of March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$6	$71	$51	$—	$128
Accounts receivable — net of allowances
— third parties	36	903	411	—	1,350
— related parties	416	500	58	(949)	25
Inventories	65	1,008	421	(3)	1,491
Prepaid expenses and other current assets	3	26	10	—	39
Current portion of fair value of derivative instruments	—	88	4	—	92
Deferred income tax assets	3	12	4	—	19

Total current assets	529	2,608	959	(952)	3,144
Property, plant and equipment — net	112	1,225	761	—	2,098
Goodwill	—	29	210	—	239
Intangible assets — net	—	18	2	—	20
Investments	362	153	—	(362)	153
Fair value of derivative instruments — net of current portion	—	55	—	—	55
Deferred income tax assets	1	66	35	—	102
Other long-term assets	1,231	160	132	(1,364)	159

Total assets	$2,235	$4,314	$2,099	$(2,678)	$5,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$3	$140	$—	$143
Short-term borrowings
— third parties	—	241	4	—	245
— related parties	15	529	61	(605)	—
Accounts payable
— third parties	116	938	560	—	1,614
— related parties	69	240	84	(344)	49
Accrued expenses and other current liabilities	63	317	100	—	480
Deferred income tax liabilities	—	73	—	—	73

Total current liabilities	263	2,341	949	(949)	2,604
Long-term debt — net of current portion
— third parties	1,659	496	2	—	2,157
— related parties	—	1,116	248	(1,364)	—
Deferred income tax liabilities	—	89	14	—	103
Accrued postretirement benefits	19	293	115	—	427
Other long-term liabilities	119	214	19	—	352

	2,060	4,549	1,347	(2,313)	5,643

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	152	—	152

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	428	—	—	—	428
(Accumulated deficit)/retained earnings/owner’s net investment	(263)	(458)	575	(117)	(263)
Accumulated other comprehensive income	10	223	25	(248)	10

Total shareholders’ equity	175	(235)	600	(365)	175

Total liabilities and shareholders’ equity	$2,235	$4,314	$2,099	$(2,678)	$5,970

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Balance Sheet
(In millions)

	As of December 31, 2006
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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	Three Months Ended March 31, 2007
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(30)	$(55)	$50	$(52)	$(87)

INVESTING ACTIVITIES
Capital expenditures	(2)	(16)	(6)	—	(24)
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Proceeds from loans receivable — net
— related parties	—	1	—	—	1
Net proceeds from settlement of derivative instruments	—	24	—	—	24

Net cash (used in) provided by investing activities	(2)	10	(6)	—	2

FINANCING ACTIVITIES
Principal repayments	—	(1)	—	—	(1)
Short-term borrowings — net
— third parties	—	113	—	—	113
— related parties	7	5	(12)	—	—
Dividends
— common shareholders	—	(38)	(14)	52	—
Proceeds from the exercise of employee stock options	27	—	—	—	27
Windfall tax benefit on share-based compensation	1	—	—	—	1

Net cash provided by (used in) financing activities	35	79	(26)	52	140

Net increase in cash and cash equivalents	3	34	18	—	55
Cash and cash equivalents — beginning of period	3	37	33	—	73

Cash and cash equivalents — end of period	$6	$71	$51	$—	$128

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	Three Months Ended March 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by operating activities	$14	$145	$48	$(112)	$95

INVESTING ACTIVITIES
Capital expenditures	(3)	(13)	(5)	—	(21)
Disposal of business — net	(7)	—	—	—	(7)
Proceeds from sales of assets	—	2	—	—	2
Changes to investment in and advances to non-consolidated affiliates	—	2	—	—	2
Proceeds from loans receivable — net
— related parties	60	7	—	(60)	7
Net proceeds from settlement of derivative instruments	—	77	(6)	—	71

Net cash provided by (used in) investing activities	50	75	(11)	(60)	54

FINANCING ACTIVITIES
Principal repayments
— third parties	(29)	(51)	(32)	—	(112)
— related parties	—	(60)	—	60	—
Short-term borrowings — net
— third parties	—	6	—	—	6
— related parties	—	3	(3)	—	—
Dividends
— preference shares	—	(12)	—	12	—
— common shareholders	(7)	(85)	(15)	100	(7)
— minority interests	—	—	(13)	—	(13)
Debt issuance costs	(1)	—	—	—	(1)

Net cash used in financing activities	(37)	(199)	(63)	172	(127)

Net increase (decrease) in cash and cash equivalents	27	21	(26)	—	22
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	2	—	2
Cash and cash equivalents — beginning of period	2	34	64	—	100

Cash and cash equivalents — end of period	$29	$55	$40	$—	$124

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following information should be read together with our unaudited consolidated financial statements and accompanying notes included elsewhere in this quarterly report for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA.”

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Alcan” refer to Alcan, Inc.

References to our Form 10-K made throughout this document shall refer to our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, filed with the United States Securities and Exchange Commission (SEC) on March 1, 2007.

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the construction and industrial, beverage and food cans, foil products and transportation markets. As of March 31, 2007, we had operations on four continents: North America; South America; Asia and Europe, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

Potential Acquisition of Novelis Common Stock

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, on February 10, 2007, Novelis Inc., Hindalco Industries Limited (Hindalco) and AV Aluminum Inc., an indirect subsidiary of Hindalco, entered into an Arrangement Agreement (the Arrangement Agreement). On March 30, 2007, AV Aluminum Inc. assigned its interest in the Arrangement Agreement to AV Metals Inc. (Acquisition Sub), a subsidiary of Hindalco. Under the Arrangement Agreement, Acquisition Sub will acquire all of the issued and outstanding common shares of Novelis for cash at a per share price of $44.93, without interest and less any required withholding taxes (the Purchase Price), to be implemented by way of a court-approved plan of arrangement (the Arrangement).

Pursuant to the Arrangement Agreement, at the effective time of the Arrangement, each common share of Novelis issued and outstanding immediately prior to the effective time (other than common shares held by (i) Hindalco or Acquisition Sub or any of their affiliates or (ii) any shareholders who properly exercise dissent rights under the Canada Business Corporations Act) will be transferred to Acquisition Sub in exchange for the right to receive the Purchase Price. The acquisition of Novelis is an all-cash transaction which values Novelis at approximately $6 billion, including approximately $2.4 billion of debt. The transaction is not subject to a financing condition.

The consummation of the Arrangement is subject to various customary conditions, including Novelis shareholder approval and the receipt of regulatory approvals specified in the Arrangement Agreement and/or until the expiration of all applicable waiting periods, including antitrust approvals under the Competition Act (Canada), the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the European Union or the relevant antitrust authorities in the applicable European Union member states, as well as approval under the Investment Canada Act and approval by the Agência Nacional de Energia Eléctrica (ANEEL) for the transfer of power generation concessions/authorizations in Brazil. As of May 10, 2007, we have the necessary regulatory approval to proceed with the transaction from all known parties. Subject to final court approval, we expect that the Arrangement will close on May 15, 2007.

The Arrangement Agreement contains customary representations and warranties between Novelis and Hindalco and Acquisition Sub. The Arrangement Agreement also contains customary covenants and agreements, including covenants relating to (a) the conduct of Novelis’ business between the date of the signing of the Arrangement Agreement and the closing of the Arrangement, (b) solicitation of competing acquisition proposals and (c) the efforts of the parties to cause the Arrangement to be completed. Additionally, Novelis shareholders approved the Arrangement at its special meeting of shareholders on May 10, 2007.

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

In connection with this process, Novelis has incurred or will incur fees and expenses, including a termination fee with an unsuccessful bidder. During the first quarter of 2007, we included expenses of $32 million in Other (income) expenses — net, for those costs that have already been incurred and that are not contingent upon closing. Of this amount, $22 million was paid during the first quarter of 2007 and the remaining amounts are expected to be paid during the second quarter of 2007.

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the three months ended March 31, 2007 and 2006 are presented briefly below. Each is discussed in further detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Shipments and selected financial information are as follows:

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)

Shipments (kt (A)):
Rolled products	732	741
Ingot products (B)	40	41

Total shipments	772	782

Net Sales	$2,630	$2,319
Net Loss	$(64)	$(74)
Increase (Decrease) in Total Debt (C)	$110	$(103)

(A) One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Ingot products shipments include primary ingot in Brazil, foundry products sold in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum sales.

(C)	Change in total debt since December 31, 2006 and 2005, respectively.

• Rolled products shipments decreased in 2007 in North America and Asia, offset partially by increases in Europe and South America. In North America, shipments declined due to reduced demand from the original equipment manufacturers (OEM)/distributor market and lower automotive demand with U.S. manufacturers. In Asia, shipments declined as Chinese export competition eroded sales in the industrial and light gauge markets. European shipments increased into the can and foil markets while South America benefited from higher can shipments.

• London Metal Exchange (LME) pricing for aluminum (metal) was an average of 16% higher during the first quarter of 2007 than the same period for 2006.

• Net sales for the first quarter ended March 31, 2007 increased from the same period for 2006 primarily due to the rise in LME prices. However, the benefit of higher LME prices was limited by metal price ceilings in sales contracts representing approximately 10% of our total shipments in 2007 and 20% of our total shipments in 2006. During the first quarters of 2007 and 2006, we were unable to pass through approximately $80 million and $95 million, respectively, of metal purchase costs associated with sales under these contracts. The metal price ceilings are discussed in more detail below.

• Our total debt increased by $110 million during the first quarter of 2007, principally as a result of increased short-term borrowings necessary to fund working capital requirements driven by higher metal prices. Our cumulative debt reduction since our inception in January 2005 is $406 million, or 14%.

• During the first quarters of 2007 and 2006 we recognized pre-tax gains of $30 million and $54 million, respectively, related to the change in fair value of derivative instruments. These amounts are included in Other (income) expenses — net in our accompanying condensed consolidated statements of operations. Regional Income includes approximately $33 million and $53 million of cash-settled derivative gains for our first quarters ended March 31, 2007 and 2006, respectively. These derivative instruments and the related accounting are discussed in more detail below.

OUR BUSINESS

Business Model and Key Concepts

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of metal to our customers. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the LME plus local market premiums and (ii) a “margin over metal” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product.

METAL PRICE CEILINGS

Sales contracts representing approximately 10% and 20% of our total shipments for the first quarter of 2007 and 2006, respectively, provide for a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. This negatively impacts our margins when the price we pay for metal is above the ceiling price contained in these contracts. During the first quarters of 2007 and 2006, we were unable to pass through approximately $80 million and $95 million, respectively, of metal purchase costs associated with sales under these contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time), and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments.

The contracts with metal price ceilings expire at varying times and our estimated remaining exposure approximates 10% of estimated shipments in 2007. Based on a March 31, 2007 aluminum price of $2,792 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $185 — $225 million for the remainder of 2007 and $460 — $525 million in the aggregate thereafter. Under these scenarios, and ignoring working capital timing, we expect that cash flows from operations will be impacted negatively by these same amounts, offset partially by reduced income taxes.

METAL PRICE LAG

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference in the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices our earnings benefit from this timing difference while the opposite is true in periods of declining prices, and we refer to this timing difference as metal price lag. Metal price lag benefited the first quarters of 2007 and 2006 by approximately $8 million and $53 million, respectively.

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

For accounting purposes, we do not treat all derivative instruments as hedges under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  In those cases, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further earnings volatility as a result. In the accompanying condensed consolidated statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

INTERNAL CONTROLS

We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and continue to report as of March 31, 2007, that we have a material weakness in our internal control over financial reporting as we did not maintain effective controls over accounting for income taxes. See Item 4. Controls and Procedures.

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

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters. On November 8, 2006, we executed a settlement agreement with Alcan resolving the working capital and cash balance adjustments to the opening balance sheet and issues relating to the transfer of U.S. pension assets and liabilities from Alcan to Novelis. As of March 31, 2007 there remains an outstanding matter related to two pension plans for those employees who elected to transfer their past service to Novelis, one in Canada and one in the U.K. We expect this transfer will take place during the second quarter of 2007, and we expect that the plan assets transferred will approximate the liabilities assumed. To the extent that they are different, we will record an adjustment to Additional paid-in capital as a post-transaction adjustment.

Agreements between Novelis and Alcan

At the spin-off, we entered into various agreements with Alcan including the use of transitional and technical services, the supply from Alcan of metal and alumina, the licensing of certain of Alcan’s patents, trademarks and other intellectual property rights, and the use of certain buildings, machinery and equipment, technology and employees at certain facilities retained by Alcan, but required in our business. The terms and conditions of the agreements were determined primarily by Alcan and may not reflect what two unaffiliated parties might have agreed to. Had these agreements been negotiated with unaffiliated third parties, their terms may have been more favorable, or less favorable, to us. See Item 1. Business in our Annual Report on Form 10-K for the year ended December 31, 2006 for additional information.

OPERATIONS AND SEGMENT REVIEW

The following discussion and analysis is based on our condensed consolidated statements of operations, which reflect our results of operations for the quarters ended March 31, 2007 and 2006, as prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).

The following tables present our shipments, our results of operations, prices for aluminum, oil and natural gas and key currency exchange rates for the quarters ended March 31, 2007 and 2006, as well as the percentage changes from period to period.

	First Quarter		Percent
	2007	2006	Change

Shipments (kt)
Rolled products, including tolling (the conversion of customer-owned metal)	732	741	(1.2)%
Ingot products, including primary and secondary ingot and recyclable aluminum	40	41	(2.4)%

Total shipments	772	782	(1.3)%

	First Quarter		Percent
	2007	2006	Change
	($ in millions)

Results of Operations
Net sales	$2,630	$2,319	13.4%

Cost and expenses
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,447	2,135	14.6%
Selling, general and administrative expenses	99	92	7.6%
Depreciation and amortization	58	58	—%
Research and development expenses	8	9	(11.1)%
Restructuring charges — net	9	1	800.0%
Impairment charges on long-lived assets	8	—	n.m.
Interest expense and amortization of debt issuance costs — net	50	48	4.2%
Equity in net income of non-consolidated affiliates	(3)	(3)	—%
Other (income) expenses — net	9	(49)	(118.4)%

	2,685	2,291	17.2%

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(55)	28	(296.4)%
Provision for taxes on income (loss)	7	102	(93.1)%

Loss before minority interests’ share	(62)	(74)	(16.2)%
Minority interests’ share	(2)	—	n.m.

Net loss	$(64)	$(74)	(13.5)%

n.m. = not meaningful

			Percent
	2007	2006	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of March 31,	$2,792	$2,513	11.1%
Average cash price during the quarters ended March 31,	$2,800	$2,420	15.7%

			U.S. Dollar
	First Quarter		Strengthen/
	2007	2006	(Weaken)

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates for the first quarter:
U.S. dollar per Euro	1.320	1.207	(9.4)%
Brazilian real per U.S. dollar	2.100	2.166	(3.0)%
South Korean won per U.S. dollar	941	967	(2.7)%
Canadian dollar per U.S. dollar	1.167	1.150	1.5%

	First Quarter		Percent
	2007	2006	Change

New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude
Average settlement price (per barrel)	$57.54	$62.48	(7.9)%
Natural Gas
Average Henry Hub contract settlement price (per MMBTU) (A)	$6.77	$8.97	(24.5)%

       _ _

(A) One MMBTU is the equivalent of one decatherm, or one million British Thermal Units (BTUs).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2006

Shipments

Rolled products shipments decreased in 2007 in North America and Asia, offset partially by increases in Europe and South America. In North America, shipments declined due to reduced demand from the OEM/distributor market and lower automotive demand with U.S. manufacturers. In Asia, shipments declined as Chinese export competition eroded sales in the industrial and light gauge markets. European shipments increased into the can and foil markets while South America benefited from higher can shipments.

Net sales

Higher net sales in the first quarter of 2007 resulted primarily from the increase in LME metal pricing, which was 16% higher on average during the first quarter of 2007 than the comparable 2006 quarter. Metal represents approximately 60% — 70% of the sales value of our products. Net sales for the first quarter of 2007 were adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $80 million of metal purchase costs. In comparison, we were unable to pass through approximately $95 million of metal purchase costs in the first quarter of 2006, for a net favorable impact of approximately $15 million.

Costs and expenses

The following table presents our costs and expenses for the quarters ended March 31, 2007 and 2006, in U.S. dollars and expressed as percentages of net sales.

	First Quarter
	2007		2006
		% of		% of
	$ in millions	net sales	$ in millions	net sales

Cost of goods sold (exclusive of depreciation and amortization)	$2,447	93.0%	$2,135	92.1%
Selling, general and administrative expenses	99	3.8%	92	4.0%
Depreciation and amortization	58	2.2%	58	2.5%
Research and development expenses	8	0.3%	9	0.4%
Restructuring charges — net	9	0.3%	1	—%
Impairment charges on long-lived assets	8	0.3%	—	—%
Interest expense and amortization of debt issuance costs — net	50	1.9%	48	2.0%
Equity in net income of non-consolidated affiliates	(3)	(0.1)%	(3)	(0.1)%
Other (income) expenses — net	9	0.3%	(49)	(2.1)%

	$2,685	102.0%	$2,291	98.8%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in U.S. dollar terms is primarily due to the impact of higher LME prices. Cost of goods sold was adversely impacted in both periods due to price ceilings on certain can contracts, which limited our ability to pass through approximately $80 million of metal purchase costs during the first quarter of 2007 as described above. In comparison, we were unable to pass through approximately $95 million of metal purchase costs during the first quarter of 2006.

Selling, general and administrative expenses (SG&A).  Compared to the prior year, SG&A increased approximately $13 million as a result of increased share-based compensation expense driven by the increase in our share price. Many of our compensation plans must be revalued every quarter using the current stock price as one valuation variable, and at the end of the first quarter of 2007 our shares were trading at $44.11 as compared to a year ago when they were trading at $20.57. This increase in SG&A was partially offset by lower corporate spending on third party consultants, as well as reductions in Europe due to previously implemented restructuring actions.

Restructuring.  In March 2007, management approved the proposed restructuring of our facilities in Bridgnorth, U.K. These proposed actions are intended to bring the capacity of our U.K. operations in line with local market demand and to reduce the cost of our U.K. operations. Certain production lines will be shut down in the U.K. and volume will be relocated to other European plants. For the quarter ended March 31, 2007, we recorded $8 million in impairment charges on long-lived assets in the U.K. that will no longer be used, and we recorded restructuring charges of approximately $8 million relating primarily to severance costs. We expect all actions related to the Bridgnorth, U.K. restructuring to be completed in early 2008.

Interest expense and amortization of debt issuance costs — net.  Interest expense increased in the first quarter of 2007, compared to the first quarter of 2006, primarily as a result of higher short-term borrowings, offset slightly by the absence of penalty interest and waiver fees that were incurred during the first quarter of 2006.

Other (income) expenses — net.  The reconciliation of the difference between the quarters is shown below (in millions):

Other
(Income)
Expenses — Net

Other (income) expenses — net for the quarter ended March 31, 2006	$(49)
Sale transaction fees in 2007	32
Gains of $30 million on the change in fair value of derivative instruments in 2007, compared to gains of $54 million in 2006	24
Loss on disposal of business in 2006 of $15 million	(15)
Exchange losses of $6 million in 2007 compared to gains of $5 million in 2006	11
Other — net	6

Other (income) expenses — net for the quarter ended March 31, 2007	$9

In connection with the potential acquisition of Novelis common stock by Hindalco as described above, we have incurred or will incur fees and expenses, including a termination fee with an unsuccessful bidder. During the first quarter of 2007, we included expenses of $32 million in Other (income) expenses — net, shown above as sale transaction fees, for those costs that have already been incurred and that are not contingent upon closing. Of this amount, $22 million was paid during the first quarter of 2007 and the remaining amounts are expected to be paid during the second quarter of 2007.

Provision for taxes on income (loss)

For the three months ended March 31, 2007, we recorded a $7 million provision for taxes on our pre-tax loss of $58 million, before our equity in net income of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (12)%. Our effective tax rate is less than the benefit at the Canadian statutory rate due primarily to (1) a $23 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (2) a $6 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions and (3) $8 million for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, and (c) the remeasurement of deferred income taxes.

For the three months ended March 31, 2006, we recorded a $102 million provision for taxes on our pre-tax income of $25 million, before our equity in net income of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 408%. Our effective tax rate is greater than the Canadian statutory rate due primarily to (1) a $44 million difference between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions, (2) a $33 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (3) $13 million for (a) pre-tax foreign currency gains or losses with no tax effect, (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, and (c) the remeasurement of deferred income taxes.

Net loss

We reported a net loss of $64 million, or basic and diluted loss per share of $(0.85) for the quarter ended March 31, 2007, compared to a net loss of $74 million, or basic and diluted loss per share of $(1.00) for the quarter ended March 31, 2006.

OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED MARCH 31, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2006

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

We measure the profitability and financial performance of our operating segments, based on Regional Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Regional Income provides a measure of our underlying regional segment results that is in line with our portfolio approach to risk management. We define Regional Income as income before (a) interest expense and amortization of debt issuance costs; (b) gains and losses on change in fair value of derivative instruments — net; (c) depreciation and amortization; (d) impairment charges on long-lived assets; (e) minority interests’ share; (f) adjustments to reconcile our proportional share of Regional Income from non-consolidated affiliates to income as determined on the equity method of accounting; (g) restructuring (charges) recoveries — net; (h) gains (losses) on disposals of property, plant and equipment and businesses — net; (i) corporate selling, general and administrative expenses; (j) other corporate costs — net; (k) litigation settlement — net of insurance recoveries; (l) provision or benefit for taxes on income (loss) and (m) cumulative effect of accounting change — net of tax.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying condensed consolidated statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Other (income) expenses — net. These gains or losses may or may not result from cash settlement. For Regional Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

In the third quarter of 2006, we added a line to our Regional Income reconciliation to improve the disclosure of gains or losses resulting from cash settlement of derivative instruments that have been included in Regional Income. Accordingly, the first quarter of 2006 has been revised to conform to the current period presentation.

Reconciliation

The following table presents Regional Income (Loss) by operating segment and reconciles Total Regional Income to Net loss (in millions).

	First Quarter
	2007	2006

Regional Income (Loss)
North America	$(17)	$58
Europe	86	57
Asia	17	25
South America	56	41

Total Regional Income	142	181
Interest expense and amortization of debt issuance costs	(54)	(51)
Gains on cash settlement of derivative instruments — net, included in Regional Income	(33)	(53)
Gains on change in fair value of derivative instruments — net	30	54
Depreciation and amortization	(58)	(58)
Impairment charges on long-lived assets	(8)	—
Minority interests’ share	(2)	—
Adjustment to eliminate proportional consolidation (A)	(9)	(8)
Restructuring charges — net	(9)	(1)
Losses on disposals of property, plant and equipment and businesses — net	—	(14)
Corporate selling, general and administrative expenses	(26)	(26)
Other corporate costs — net (B)	(30)	4
Provision for taxes on income (loss)	(7)	(102)

Net loss	$(64)	$(74)

(A)	Our financial information for our segments (including Regional Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Regional Income to Net loss, the proportional Regional Income of these non-consolidated affiliates is removed from Total Regional Income, net of our share of their net after-tax results, which is reported as Equity in net income of non-consolidated affiliates in the accompanying condensed consolidated statements of operations. See Note 7 — Investment in and Advances to Non-consolidated Affiliates and Related Party Transactions to our condensed consolidated financial statements for further information about these non-consolidated affiliates.

(B)	During the first quarter of 2007, we incurred expenses of $32 million in connection with the potential acquisition of our common stock by Hindalco as described in Note 2 — Potential Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements.

OPERATING SEGMENT RESULTS

  North America

As of March 31, 2007, North America manufactured aluminum sheet and light gauge products through 10 aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America for the quarters ended March 31, 2007 and 2006.

	First Quarter		Percent
	2007	2006	Change
	($ in millions)

Shipments (kt):
Rolled products	268	289	(7.3)%
Ingot products	18	17	5.9%

Total shipments	286	306	(6.5)%

Net sales	$925	$895	3.4%
Regional Income (Loss)	$(17)	$58	(129.3)%
Total assets	$1,566	$1,600	(2.1)%

Shipments

Rolled products shipments decreased primarily due to a slowdown in the housing market thereby reducing sales to the OEM/distributor market and lower automotive demand with U.S. manufacturers.

Net sales

Net sales increased primarily as a result of higher metal prices, which were 16% higher on average in the first quarter of 2007 compared to 2006, offset partially by lower shipments. Increases in metal prices are largely passed through to customers, however, the pass through of metal price increases to our customers was limited in cases where metal price ceilings were exceeded. This factor unfavorably impacted North America net sales in the first quarter of 2007 by approximately $80 million. During the first quarter of 2006, we were unable to pass through approximately $95 million of metal purchase costs, for a net favorable comparable impact of approximately $15 million.

Regional Income

As compared to the first quarter of 2006, Regional Income for 2007 was negatively impacted by the following three factors. First, the benefit we received from metal price lag during the first quarter of 2007 was approximately $53 million less than the benefit we received during the first quarter of 2006. Second, lower volume in 2007 reduced Regional Income by approximately $24 million. Third and finally, realized gains from the cash-settlement of derivatives in 2007 were approximately $39 million lower than the comparable period in 2006. These negative impacts were partially offset by the following items. First and as described above, the negative impact of metal price ceilings during the first quarter of 2007 was approximately $15 million less than in the first quarter of 2006 resulting in a favorable impact when comparing quarterly results year over year. Second and third, price increases of approximately $13 million and other operational cost savings of approximately $13 million improved Regional Income in 2007.

  Europe

As of March 31, 2007, our European segment provided European markets with value-added sheet and light gauge products through its 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic and painted products.

The following table presents key financial and operating information for Europe for the quarters ended March 31, 2007 and 2006.

	First Quarter		Percent
	2007	2006	Change
	($ in millions)

Shipments (kt):
Rolled products	282	266	6.0%
Ingot products	5	8	(37.5)%

Total shipments	287	274	4.7%

Net sales	$1,057	$826	28.0%
Regional Income	$86	$57	50.9%
Total assets	$2,543	$2,296	10.8%

Shipments

Rolled products shipments increased primarily due to increases in the can and foil markets. Strong demand in the can market was driven by conversion of steel lines to aluminum and market share gains. Ingot shipments declined due to the closure of our Borgofranco facility during the first quarter of 2006.

Net sales

Net sales increased primarily as a result of a 16% increase in average LME metal prices, incremental volume and currency benefits. These factors contributed approximately $125 million, $60 million and $45 million, respectively, to net sales when compared to 2006.

Regional Income

Regional Income was favorably impacted in 2007 primarily by increased volume, operational improvements and currency benefits as the euro strengthened against the U.S. dollar. These factors improved Regional Income approximately $17 million, $10 million and $9 million, respectively, as compared to 2006. These positive factors were partially offset by unfavorable sales mix.

Total assets

Total assets increased primarily due to the increase in metal prices and currency, which impacted both inventories and accounts receivable.

Asia

As of March 31, 2007, Asia operated three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The following table presents key financial and operating information for Asia for the quarters ended March 31, 2007 and 2006.

	First Quarter		Percent
	2007	2006	Change
	($ in millions)

Shipments (kt):
Rolled products	107	118	(9.3)%
Ingot products	10	10	—%

Total shipments	117	128	(8.6)%

Net sales	$413	$394	4.8%
Regional Income	$17	$25	(32.0)%
Total assets	$1,110	$1,038	6.9%

Shipments

Rolled products shipments declined primarily due to lower sales in the industrial and light gauge markets as a result of continued price pressure from Chinese exports, driven by the difference in aluminum metal prices on the Shanghai Foreign Exchange and the LME.

Net sales

Net sales increased primarily as a result of the 16% increase in average LME metal prices, which was largely passed through to customers, offset partially by lower shipments.

Regional Income

Regional Income declined by approximately $8 million due to lower volume as described above and unfavorable product mix.

  South America

As of March 31, 2007, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating information for South America for the quarters ended March 31, 2007 and 2006.

	First Quarter		Percent
	2007	2006	Change
	($ in millions)

Shipments (kt):
Rolled products	75	68	10.3%
Ingot products	7	6	16.7%

Total shipments	82	74	10.8%

Net sales	$235	$209	12.4%
Regional Income	$56	$41	36.6%
Total assets	$821	$798	2.9%

Shipments

Rolled products shipments increased during the first quarter of 2007 over 2006 primarily due to an increase in can shipments driven by exports and strong market demand. This was slightly offset by reductions in shipments in the industrial products markets.

Net sales

Net sales increased as a result of higher LME prices and shipments, offset partially by an increase in tolled metal.

Regional Income

For the first quarter of 2007, we benefited from rising LME prices due to the output from our smelters, as our smelter raw material input cost has little or no correlation with LME metal price movements. This factor favorably impacted Regional Income by approximately $11 million. Increased shipments added approximately $4 million to Regional Income.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and available capital resources are impacted by operating, financing and investing activities.

Operating Activities

Free cash flow (which is a non-GAAP measure) consists of (a) Net cash provided by operating activities; (b) less dividends and capital expenditures; (c) less premiums paid to purchase derivative instruments; (d) plus net proceeds from settlement of derivative instruments. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends paid by us to our common shareholders. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. We believe the line on our condensed consolidated statements of cash flows entitled “Net cash (used in) provided by operating activities” is the most directly comparable measure to Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

In our discussion of Metal Price Ceilings, we have disclosed that certain customer contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer. During the first quarters of 2007 and 2006, we were unable to pass through approximately $80 million and $95 million, respectively, of metal purchase costs associated with sales under theses contracts. Net cash provided by operating activities is negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments. Based on a March 31, 2007 aluminum price of $2,792 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $185 — $225 million for the remainder of 2007 and $460 — $525 million in the aggregate thereafter. Under these scenarios, and ignoring working capital timing, we expect that cash flows from operations will be impacted negatively by these same amounts, offset partially by reduced income taxes. While we were in compliance with our financial covenants for the quarter ended March 31, 2007, if such results occur as described above, and no further risk mitigation steps are taken, it may be necessary to seek relief from our financial covenants in the future.

For the second, third and fourth quarters of 2007, we have partially mitigated this impact by purchasing fixed forward contracts priced at approximately $2,560 per tonne. At a price of $2,792 per tonne, we would expect to generate positive cash flows of approximately $9 million from these derivative instruments, which would increase cash flows from investing activities.

The following tables show the reconciliation from Net cash (used in) provided by operating activities to Free cash flow for the quarters ended March 31, 2007 and 2006 and the ending balances of cash and cash equivalents as of March 31, 2007 and December 31, 2006 (in millions).

	First Quarter
	2007	2006	Change
	($ in millions)

Net cash (used in) provided by operating activities	$(87)	$95	$(182)
Dividends	—	(7)	7
Capital expenditures	(24)	(21)	(3)
Net proceeds from settlement of derivative instruments	24	71	(47)

Free cash flow	$(87)	$138	$(225)

	March 31,	December 31,
	2007	2006	Change

Ending cash and cash equivalents	$128	$73	$55

In the first quarter of 2007, net cash used in operating activities was influenced primarily by higher metal prices which contributed to our net loss of $64 million, as a result of being unable to pass through approximately $80 million of metal purchase costs due to the price ceilings previously discussed. Further, higher metal prices result in an increase in working capital due to inventory processing time and the time delay between vendor payments and customer receipts. Finally, net cash from operations during the first quarter of 2007 was negatively impacted by approximately $22 million of sales transaction fees. See Note 2 — Potential Acquisition of Novelis Common Shares in the accompanying condensed consolidated financial statements.

While metal prices were also increasing during the first quarter of 2006, we were able to improve working capital through better payables management and reductions in inventory turns that more than offset the metal price ceiling impacts, resulting in positive cash flow provided by operating activities during that time.

Financing Activities

Overview

At the spin-off, we had $2.951 billion of short-term borrowings, long-term debt and capital lease obligations. During the first quarter of 2007, our total debt increased by $110 million, principally as a result of increased short-term borrowings necessary to fund working capital requirements driven by higher metal prices. Our cumulative debt reduction since our inception in January 2005 is $406 million, or 14%. During the first quarter of 2007, we also received $27 million in cash from the exercise of employee stock options previously granted under our stock compensation plans.

Senior Secured Credit Facilities

We have approximately $234 million available under our $500 million revolving credit facility and there was $708 million outstanding under our Term Loan B facility as of March 31, 2007.

As of March 31, 2007, we have paid fees of approximately $6 million related to five waiver and consent agreements under the credit agreement in connection with our senior secured credit facilities, which are being amortized over the remaining life of the debt. The waiver and consent agreements were obtained as a result of our inability to timely file certain of our SEC reports.

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

The amended maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios for the period ended March 31, 2007 were 8.25 to 1; 1.50 to 1; and 0.70 to 1, respectively. We were in compliance with these covenants for the quarter ended March 31, 2007.

On April 27, 2007, our lenders consented to a further amendment of our senior secured credit facilities in order to (1) provide us with additional liquidity, (2) potentially allow us to avoid more costly bridge financing in connection with the transaction with Hindalco and (3) remove certain technical provisions that are affecting normal-course operations of our business.

The amendment specifically includes the following: (1) permission to increase the Term Loan B facility by $150 million; (2) a limited waiver of the change of control Event of Default (as defined in the senior secured credit facilities) to the earliest of (i) the date on which any payments are made with respect to the Senior Notes (other than scheduled interest), (ii) the third business day prior to the sixtieth day following the change of control and (iii) July 7, 2007 if the change of control does not occur on or prior to such date; and (3) a modification of three provisions, to now (a) permit the formation of certain joint ventures, (b) permit the payment of a liquidating cash dividend from a specific 50%-owned partnership and (c) permit a capital contribution between guarantor subsidiaries. In return for these amendments and modifications, we have agreed to pay aggregate fees of approximately $2.5 million to lenders who consent to the amendments and modifications.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes were priced at par, bear interest at 7.25% and mature on February 15, 2015.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants for the quarter ended March 31, 2007.

The indenture governing the Senior Notes and the related registration rights agreement required us to file a registration statement for the notes and exchange the original, privately placed notes for registered notes. Under the indenture and the related registration rights agreement, we were required to complete the exchange offer for the Senior Notes by November 11, 2005. We did not complete the exchange offer by that date and, as a result, we began to incur additional special interest at rates ranging from 0.25% to 1.00%. We filed a post-effective amendment to the registration statement on December 1, 2006 which was declared effective by the SEC on December 22, 2006. We ceased paying additional special interest effective January 5, 2007, upon completion of the exchange offer.

As previously discussed, on February 10, 2007, Novelis Inc., Hindalco and AV Aluminum Inc., an indirect subsidiary of Hindalco, entered into an Arrangement Agreement. On March 30, 2007, AV Aluminum Inc. assigned its interest in the Arrangement Agreement to AV Metals Inc. (Acquisition Sub), a subsidiary of Hindalco. Under the Arrangement Agreement, Acquisition Sub will acquire all of the issued and outstanding common shares of Novelis for a cash at a per share price of $44.93, without interest and less any required withholding taxes, to be implemented by way of a court-approved plan of arrangement.

Pursuant to the terms of our Senior Notes, we are obligated, within 30 days of the closing of the Arrangement, to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date the Senior Notes are purchased. In addition, Hindalco and Acquisition Sub have indicated that they may cause us to take other steps to repay, retire or redeem the Senior Notes after the closing of the Arrangement. The closing of the Arrangement does not require the consent or approval of the holders of the Senior Notes.

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

For more information about the Senior Notes and the indenture governing the Senior Notes, see Note 9 — Long-Term Debt in the accompanying condensed consolidated financial statements.

Interest Rate Swaps

As of March 31, 2007, we have one outstanding interest rate swap to fix the 3-month London Interbank Offered Rate (LIBOR) interest rate at an effective weighted average interest rate of 3.9% on $100 million of the floating rate Term Loan B debt expiring on February 3, 2008. On February 3, 2007, an interest rate swap to fix the 3-month LIBOR interest rate at an effective interest rate of 3.8% on an additional $100 million of the floating rate Term Loan B debt expired. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities, as amended, in addition to these interest rates. As of March 31, 2007, 66% of our debt was fixed rate and 34% was variable rate.

Investing Activities

The following table presents information regarding our Net cash provided by investing activities for the quarters ended March 31, 2007 and 2006.

	First Quarter
	2007	2006	Change
	($ in millions)

Proceeds from settlement of derivative instruments, less premiums paid to purchase derivative instruments	$24	$71	$(47)
Capital expenditures	(24)	(21)	(3)
Proceeds from loans receivable — net	1	7	(6)
Payments related to disposal of business	—	(7)	7
Changes in investment in and advances to non-consolidated affiliates	1	2	(1)
Proceeds from sales of assets	—	2	(2)

Net cash provided by investing activities	$2	$54	$(52)

Proceeds from the settlement of derivative instruments explain the majority of the difference in quarter over prior year quarter net cash provided by investing activities.

The majority of our capital expenditures for the quarters ended March 31, 2007 and 2006 were for projects devoted to product quality, technology, productivity enhancement and increased capacity.

We estimate that our annual capital expenditure requirements for items necessary to maintain comparable production, quality and market position levels (maintenance capital) will be between $100 million and $120 million, and that total annual capital expenditures will be between $170 million and $180 million in 2007.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with SEC rules, the following qualify as off-balance sheet arrangements:

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

Derivative Instruments

As of March 31, 2007, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 14 — Financial Instruments and Commodity Contracts to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

During the first quarter of 2006, we implemented hedge accounting for certain of our cross-currency interest swaps with respect to intercompany loans to several European subsidiaries and forward exchange contracts. As of March 31, 2007, we had $712 million of cross-currency swaps (euro 475 million, British pound (GBP) 62 million and Swiss franc (CHF) 35 million) and $97 million of forward foreign exchange contracts (226 million Brazilian real (BRL)).

The fair values of our financial instruments and commodity contracts as of March 31, 2007 were as follows (in millions).

		As of March 31, 2007
				Net Fair
	Maturity Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2007 through 2011	$16	$(20)	$(4)
Interest rate swaps	2007 through 2008	2	—	2
Cross-currency swaps	2007 through 2015	6	(90)	(84)
Aluminum forward contracts	2007 through 2009	60	(8)	52
Aluminum options	2007	1	—	1
Electricity swap	2016	60	—	60
Embedded derivative instruments	2007	1	—	1
Natural gas swaps	2007	1	—	1

Total fair value		147	(118)	29
Less: current portion		92	(33)	59

Noncurrent portion		$55	$(85)	$(30)

Guarantees of Indebtedness

The following table discloses information about our obligations under guarantees of indebtedness as of March 31, 2007 (in millions).

	Maximum	Liability
	Potential Future	Carrying
Type of Entity	Payment	Value

Wholly-owned Subsidiaries	$76	$60
Majority-owned Subsidiaries	3	—
Aluminium Norf GmbH	13	—

In 2004, we entered into a loan and a corresponding deposit-and-guarantee agreement for up to $90 million. As of March 31, 2007 and December 31, 2006, this arrangement had a balance of $80 million. We do not include the loan or deposit amounts in our condensed consolidated balance sheets as the agreements include a legal right of setoff and we have the intent and ability to setoff.

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007 and December 31, 2006, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. During the quarter ended March 31, 2007, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2006, other than those described below.

Our long-term debt increased by $110 million during the first quarter of 2007, principally as a result of increased short-term borrowings necessary to fund working capital requirements driven by higher metal prices.

DIVIDENDS

No dividends have been declared on our common stock during 2007. Future dividends are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness that would allow us to legally pay dividends and other relevant factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the quarter ended March 31, 2007, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

RECENT ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new statement also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, our metal price ceiling exposure, the effectiveness of our hedging programs and controls and our expectations regarding the potential acquisition of our common stock by Hindalco. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the effectiveness of our metal hedging activities, including our internal used beverage can (UBC) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers and suppliers;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the risk that the potential acquisition of our common stock by Hindalco may not be completed in a timely manner or at all.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 as amended and filed with the SEC and are specifically incorporated by reference into this filing.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in our accompanying condensed consolidated balance sheet as of March 31, 2007.

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

In addition, sales contracts representing approximately 10% of our total shipments for the quarter ended March 31, 2007 provide for a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete metal purchase costs for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. These contracts expire at varying times and our estimated remaining exposure approximates 10% of estimated shipments in the remainder of 2007.

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

Sensitivities

The following table presents the estimated potential pre-tax gain (loss) in the fair values of these derivative instruments as of March 31, 2007, assuming a 10% decline in the three-month LME price.

		Pre-Tax
	Decline in	Loss in
	Rate/Price	Fair Value
		($ In millions)

Aluminum Forward Contracts	10%	$(42)
Aluminum Put Options	10%	—

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the first quarter of 2007, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of March 31, 2007, we have a nominal amount of forward purchases outstanding related to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we have our own hydroelectric facilities that meet approximately 25% of that region’s total electricity requirements. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.

Rising energy costs worldwide, due to the volatility of supply and international and geopolitical events, expose us to reduced profits as such changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of March 31, 2007, assuming a 10% decline in spot prices for energy contracts.

		Pre-Tax
	Decline in	Loss in
	Rate/Price	Fair Value
		($ In millions)

Electricity	10%	$(12)
Natural Gas	10%	(1)

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

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 17 — Financial Instruments and Commodity Contracts to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of March 31, 2007, assuming a 10% increase (decrease) in the foreign currency/U.S. dollar exchange rate.

		Pre-Tax
	Increase (Decrease) in	Loss in
	Exchange Rate	Fair Value
		($ In millions)

Currency measured against the U.S. dollar
Euro	10%	$(56)
Korean won	(10)%	(25)
Brazilian real	10%	(20)
Canadian dollar	10%	(9)

Loans to and investments in European operations have been hedged by cross-currency interest swaps (euro 475 million, GBP 62 million, CHF 35 million). Loans from European operations have been hedged by cross-currency principal only swaps (euro 111 million). Principal only swaps totaling euro 91 million are accounted for as cash flow hedges.

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of March 31, 2007, assuming a 10% change in rates.

		Pre-Tax
	Change in	Loss in
	Rate	Fair Value
		($ In millions)

Currency measured against the U.S. dollar
Euro	10%	$(67)

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2007, which includes $608 million of Term Loan B debt (after the effect of $100 million that has been swapped into fixed rates) and other variable rate debt of $246 million, our annual income before provision for taxes on income would be reduced by approximately $1 million.

As of March 31, 2007, approximately 66% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. We have entered into an interest rate swap to fix the interest rate on $100 million of our floating rate Term Loan B facility, which is part of our senior secured facility. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 9 — Long-Term Debt to our accompanying condensed consolidated financial statements for further information.

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of March 31, 2007, assuming a 10% change in rates.

		Pre-Tax
	Change in	Loss in
	Rate	Fair Value
		($ In millions)

Interest Rate Swap Contracts
North America	(10)%	$—
Asia	(10)%	—

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the United States Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC’s) rules and forms and (2) accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2007, members of management, at the direction (and with the participation) of our chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007, as a result of the continued existence of a material weakness in our accounting for income taxes, as described in our Annual Report on

Form 10-K for the year ended December 31, 2006. Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness Existing as of March 31, 2007

We outlined our plan to remediate the material weakness in accounting for income taxes in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007, and there have been no additional remedial measures implemented since. While we believe that the measures enumerated in our Annual Report will ultimately allow us to remediate this material weakness, we concluded as of March 31, 2007, that there continues to be more than a remote likelihood that a material misstatement of our annual or interim financial statements related to accounting for income taxes will not be prevented or detected. Management believes it is prudent to observe and test these controls over a longer period of time prior to concluding that this weakness has been remediated. We are further considering our current mix of internal and external staffing in the area of income taxes and may make further changes as necessary to remediate this material weakness as quickly as possible. In addition, we will continue to provide training to our tax personnel and specifically focus on areas where adjustments and errors have been previously identified.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have until July 20, 2007 to complete their review, unless that review time is extended by mutual agreement. In the third quarter of 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the third quarter of 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by certain of our insurance carriers, who have yet to complete their review as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006.

While the ultimate resolution of the nature and extent of any costs not covered under our insurance contracts cannot be determined with certainty or reasonably estimated at this time, if there is an adverse outcome with respect to insurance coverage, and we are required to reimburse our insurers, it could have a material impact on our cash flows in the period of resolution. Alternatively, the ultimate resolution could be favorable, such that insurance coverage is in excess of the net expense that we have recognized to date. This would result in our recording a non-cash gain in the period of resolution, and this non-cash gain could have a material impact on our results of operations during the period in which such a determination is made.

Coke Lawsuits.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (“CCBSS”) in state court in Georgia. In addition, a lawsuit was commenced against Novelis Corporation and Alcan Corporation on April 3, 2007 by Coca-Cola Enterprises Inc, Enterprises Acquisition Company, Inc., The Coca-Cola Company and The Coca-Cola Trading Company, Inc (collectively, “CCE”) in federal court in Georgia. Novelis intends to defend these claims vigorously. Novelis believes that it has good defenses, although there can be no certainty with respect to the outcome of the litigation.

CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the most favored nations provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has not yet filed its response to the complaint. On February 20, 2007, Novelis Corporation removed the CCBSS litigation to the federal court in Georgia. On March 6, 2007, CCBSS moved to remand the case back to the Georgia state court. That motion is pending.

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nation” provision of the CCE supply agreement. If CCE were to prevail in this litigation, the amount of damages would likely be material. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the supply agreement ought to be interpreted. Novelis Corporation has not yet filed its response to the complaint.

Anheuser-Busch Litigation.  On September 19, 2006, Novelis Corporation filed a lawsuit against Anheuser-Busch, Inc. in federal court in Ohio. Anheuser-Busch, Inc. subsequently filed suit against Novelis Corporation and the Company in federal court in Missouri. On January 3, 2007, Anheuser-Busch, Inc.’s suit was transferred to the Ohio federal court.

Novelis Corporation alleges that Anheuser-Busch, Inc. breached the existing multi-year aluminum can stock supply agreement between the parties, and we seek monetary damages and declaratory relief. Among other claims, we assert that since entering into the supply agreement, there has been a structural change in market conditions that requires a change to the pricing provisions under the agreement.

In its complaint, Anheuser-Busch, Inc. has asked for a declaratory judgment that Anheuser-Busch, Inc. is not obligated to modify the supply agreement as requested by Novelis Corporation, and that Novelis Corporation must continue to perform under the existing supply agreement.

The Anheuser-Busch, Inc. litigation is currently at the discovery stage. Novelis Corporation has continued to perform under the supply agreement during the litigation.

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.6	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10.1	Letter Agreement between Novelis Inc. and Edward A. Blechschmidt dated as of January 16, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on January 19, 2007)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Rick Dobson
Rick Dobson
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert M. Patterson
Robert M. Patterson
Vice President and Controller
(Principal Accounting Officer)

Date: May 10, 2007

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to the Form 10 filed by Novelis Inc. on December 27, 2004 (File No. 001-32312))
4.3	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.4	Registration Rights Agreement, dated as of February 3, 2005, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.6	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10.1	Letter Agreement between Novelis Inc. and Edward A. Blechschmidt dated as of January 16, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on form 8-K filed on January 19, 2007)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer