Form 10-QT
period 2007-03-31
Novelis Inc.
filed 2007-06-28
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended .
or
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2007 to March 31, 2007.

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

As of June 22, 2007, the registrant had 77,459,658 common shares outstanding.

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

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. This Transition Report on Form 10-Q for the period from January 1, 2007 to March 31, 2007 is identical in all material respects to our Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the United States Securities and Exchange Commission (SEC) on May 10, 2007, except that these condensed consolidated financial statements have been updated for subsequent events occurring after March 31, 2007, pursuant to Rule 13 of the Securities Exchange Act of 1934 for transition period reporting (See Note 20 — Subsequent Events).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007, as amended on April 30, 2007.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Total debt issuance costs, including amendment fees discussed above, totaling $34 million have been recorded in Other long-term assets and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loans and the straight-line method for the revolving credit and letters of credit facility. The unamortized amount of these costs was $22 million and $23 million as of March 31, 2007 and December 31, 2006, respectively.

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

Short Term Borrowings and Lines of Credit

As of March 31, 2007, our short-term borrowings were $245 million consisting of (1) $241 million in short-term loans in the U.S. and the U.K. under our $500 million revolving credit facility and (2) $4 million in bank overdrafts in Italy. As of March 31, 2007, $25 million of our $500 million revolving credit facility was utilized for letters of credit and we had approximately $234 million available under the revolving credit facility.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

	Three Months Ended
	March 31,
	2007	2006

Compensation to be Settled in Stock:
Novelis 2006 Incentive Plan	$0.9	$—
Novelis Conversion Plan of 2005	0.3	0.8
Recognition Awards	0.5	—

	1.7	0.8

Compensation to be Settled in Cash:
Novelis 2006 Incentive Plan (Stock Appreciation Rights)	1.4	—
Stock Price Appreciation Unit Plan	4.4	1.5
Total Shareholder Returns Performance Plan	—	(0.8)
Deferred Share Unit Plan for Non-Executive Directors	2.2	0.3
Novelis Founders Performance Awards	6.0	1.5

	14.0	2.5

Total Share-Based Compensation Expense	$15.7	$3.3

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

12.	Postretirement Benefit Plans

Components of net periodic benefit cost for all of our significant plans are shown in the table below (in millions).

			Other
			Postretirement
	Pension Bents		Benefits
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$12	$10	$1	$1
Interest cost	12	10	2	2
Expected return on assets	(11)	(9)	—	—
Amortization
— actuarial losses	1	1	1	—
— prior service cost	—	1	—	—

Net periodic benefit cost	$14	$13	$4	$3

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nation” provision of the CCE supply agreement. If CCE were to prevail in this litigation, the amount of damages would likely be material. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the supply agreement ought to be interpreted. Novelis Corporation has not yet filed its response to the complaint. Novelis intends to defend these claims vigorously.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Information about Major Customers

All of our operating segments had net sales to Rexam Plc (Rexam), our largest customer. Net sales to Rexam and the percentages of our total net sales for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months
	Ended
	March 31,
	2007	2006

Net sales to Rexam (in millions)	$407	$332

Percentage of total net sales	15.5%	14.3%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

20.	Subsequent Events

Acquisition of Novelis Common Stock

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement approved by the Canadian courts on May 14, 2007. As a result of the Arrangement, Acquisition Sub acquired all of the Company’s outstanding common shares at a price of $44.93 per share, and all outstanding stock options and other equity incentives were terminated in exchange for cash payments. The aggregate purchase price for the Company’s common shares was $3.4 billion and immediately following the Arrangement, the common shares of the Company were transferred from Acquisition Sub to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum).

Issuance of Additional Common Stock

On June 22, 2007 we issued 2,044,122 additional shares to AV Aluminum for $44.93 per share resulting in an additional equity contribution of $92 million. This contribution was equal in amount to certain payments made by Novelis related to change in control compensation to certain employees and directors, lender fees and other transaction costs.

Additional Borrowing on Term Loan B

On April 27, 2007, our lenders consented to a further amendment of our senior secured credit facilities. The amendment included permission to increase the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement Agreement including the cash settlement of stock based compensation arrangements and lender fees.

Bank and Bridge Facilities Commitment

On May 25, 2007, we entered into a Bank and Bridge Facilities Commitment with affiliates of UBS and ABN AMRO, to provide backstop assurance with respect to the refinancing of existing indebtedness at Novelis Inc. and our subsidiaries following the acquisition by Hindalco. The commitments from UBS and ABN AMRO, provided by the banks on a 50% — 50% basis, consist of a senior secured term loan of up to $1.06 billion, a senior secured asset-based revolving credit facility of up to $900 million; and a commitment to issue up to $1.2 billion of unsecured senior notes if necessary. The commitment contains terms and conditions customary for facilities of this nature. We may or may not avail ourselves of the full amount of the backstop commitments, depending on our final needs. We paid fees of $13 million to secure these commitments, which expire on July 10, 2007. These fees were recorded in Other long-term assets subsequent to March 31, 2007.

Tender Offer and Consent Solicitation for 7.25% Senior Notes Due 2015

Pursuant to the terms of our Senior Notes, we were obligated, within 30 days of closing of the Arrangement, to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date the Senior Notes were purchased. Consequently, we commenced a tender offer on May 16, 2007, to repurchase all of the outstanding Senior Notes at the prescribed price. This offer expired on June 15, 2007 with no holders presenting their Senior Notes pursuant to the tender offer.

In conjunction with the tender offer, we also solicited consents to certain proposed amendments to the indenture that governs the Senior Notes that would have eliminated substantially all of the restrictive covenants

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

and events of default contained therein. To encourage the holders of the Senior Notes to accept the consent solicitation, holders who tendered their Senior Notes and delivered their consents by an early consent date of May 31, 2007 were entitled to receive consideration equal to 101.5% of their principal amount, plus accrued and unpaid interest. This included consideration equal to 101% and an early consent premium payment equal to 0.5% of their principal amount. This solicitation was extended to June 15, 2007, but during the extension period holders were not entitled to receive the additional early consent payment. The consent solicitation was conditional upon, among other things, receipt of consents to the proposed amendments from holders of a majority of the outstanding Senior Notes. We did not receive consents from holders of a majority of the outstanding Senior Notes, which remain outstanding. Consequently, we were not obligated to accept for payment any Senior Notes tendered pursuant to the consent solicitation.

Legal Proceedings

ARCO Aluminum Complaint.  On May 24, 2007 Arco Aluminum Inc. (ARCO) filed a complaint against Novelis Corporation and Novelis Inc. in the United States District Court for the Western District of Kentucky. ARCO and Novelis are partners in a joint venture rolling mill located in Logan, Kentucky. In the complaint, ARCO seeks to resolve a perceived dispute over management and control of the joint venture following Hindalco’s acquisition of Novelis.

ARCO alleges that its consent was required in connection with Hindalco’s acquisition of Novelis. Failure to obtain consent, ARCO alleges, has put us in default of the joint venture agreements, thereby triggering certain provisions in those agreements. The provisions include a reversion of the production management at the joint venture to Logan Aluminum from Novelis, and a reduction of the board of directors of the entity that manages the joint venture from seven members (four appointed by Novelis and three appointed by ARCO) to six members (three appointed by each of Novelis and ARCO).

ARCO is seeking a court declaration that (1) Novelis and its affiliates are prohibited from exercising any managerial authority or control over the joint venture, (2) Novelis’ interest in the joint venture is limited to an economic interest only, and (3) ARCO has authority to act on behalf of the joint venture. Or, alternatively, ARCO is seeking a reversion of the production management function to Logan Aluminum, and a change in the composition of the board of directors of the entity that manages the joint venture. We intend to defend these proceedings vigorously.

21.	Supplemental Guarantor Information

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

FORWARD LOOKING STATEMENTS

The following information should be read together with our unaudited consolidated financial statements and accompanying notes included elsewhere in this transition report for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA.”

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Alcan” refer to Alcan, Inc.

References to our Form 10-K made throughout this document shall refer to our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the United States Securities and Exchange Commission (SEC) on March 1, 2007 and as amended on April 30, 2007.

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

Financing Activities — Subsequent to May 10, 2007

Acquisition of Novelis Common Stock

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement approved by the Canadian courts on May 14, 2007. As a result of the Arrangement, Acquisition Sub acquired all of the Company’s outstanding common shares at a price of $44.93 per share, and all outstanding stock options and other equity incentives were terminated in exchange for cash payments. The aggregate purchase price for the Company’s common shares was $3.4 billion and immediately following the Arrangement, the common shares of the Company were transferred from Acquisition Sub to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum).

Issuance of Additional Common Stock

On June 22, 2007 we issued 2,044,122 additional shares to AV Aluminum for $44.93 per share resulting in an additional equity contribution of $92 million. This contribution was equal in amount to certain payments made by Novelis related to change in control compensation to certain employees and directors, lender fees and other transaction costs.

Additional Borrowing on Term Loan B

As discussed in Note 9 — Long-Term Debt, our lenders consented to a further amendment of our senior secured credit facilities. The amendment included permission to increase the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement Agreement including the cash settlement of stock based compensation arrangements and lender fees.

Bank and Bridge Facilities Commitment

On May 25, 2007, we entered into a Bank and Bridge Facilities Commitment with affiliates of UBS and ABN AMRO, to provide backstop assurance with respect to the refinancing of existing indebtedness at Novelis Inc. and our subsidiaries following the acquisition by Hindalco. The commitments from UBS and ABN AMRO, provided by the banks on a 50% — 50% basis, consist of a senior secured term loan of up to $1.06 billion, a senior secured asset-based revolving credit facility of up to $900 million; and a commitment to issue up to $1.2 billion of unsecured senior notes if necessary. The commitment contains terms and conditions customary for facilities of this nature. We may or may not avail ourselves of the full amount of the backstop commitments, depending on our final needs. We paid fees of $13 million to secure these commitments, which expire on July 10, 2007. These fees were recorded in Other long-term assets subsequent to March 31, 2007.

Tender Offer and Consent Solicitation for 7.25% Senior Notes Due 2015

Pursuant to the terms of our Senior Notes, we were obligated, within 30 days of closing of the Arrangement, to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount plus accrued and unpaid interest to the date the Senior Notes were purchased. Consequently, we commenced a tender offer on May 16, 2007, to repurchase all of the outstanding Senior Notes at the prescribed price. This offer expired on June 15, 2007 with no holders presenting their Senior Notes pursuant to the tender offer.

In conjunction with the tender offer, we also solicited consents to certain proposed amendments to the indenture that governs the Senior Notes that would have eliminated substantially all of the restrictive covenants and events of default contained therein. To encourage the holders of the Senior Notes to accept the consent solicitation, holders who tendered their Senior Notes and delivered their consents by an early consent date of May 31, 2007 were entitled to receive consideration equal to 101.5% of their principal amount, plus accrued and unpaid interest. This included consideration equal to 101% and an early consent premium payment equal to 0.5% of their principal amount. This solicitation was extended to June 15, 2007, but during the extension period holders were not entitled to receive the additional early consent payment. The consent solicitation was conditional upon, among other things, receipt of consents to the proposed amendments from holders of a majority of the outstanding Senior Notes. We did not receive consents from holders of a majority of the outstanding Senior Notes, which remain outstanding. Consequently, we were not obligated to accept for payment any Senior Notes tendered pursuant to the consent solicitation.

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

Derivative Instruments

As of March 31, 2007, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 14 — Financial Instruments and Commodity Contracts to our condensed consolidated financial statements included in this Transition Report on Form 10-Q.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Transition Report on Form 10-Q include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, our metal price ceiling exposure, the effectiveness of our hedging programs and controls and our expectations regarding the potential acquisition of our common stock by Hindalco. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nation” provision of the CCE supply agreement. If CCE were to prevail in this litigation, the amount of damages would likely be material. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the supply agreement ought to be interpreted. Novelis Corporation has not yet filed its response to the complaint. Novelis intends to defend these claims vigorously.

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

ARCO Aluminum Complaint.  On May 24, 2007 Arco Aluminum Inc. (ARCO) filed a complaint against Novelis Corporation and Novelis Inc. in the United States District Court for the Western District of Kentucky. ARCO and Novelis are partners in a joint venture rolling mill located in Logan, Kentucky. In the complaint, ARCO seeks to resolve a perceived dispute over management and control of the joint venture following Hindalco’s acquisition of Novelis.

ARCO alleges that its consent was required in connection with Hindalco’s acquisition of Novelis. Failure to obtain consent, ARCO alleges, has put us in default of the joint venture agreements, thereby triggering certain provisions in those agreements. The provisions include a reversion of the production management at the joint venture to Logan Aluminum from Novelis, and a reduction of the board of directors of the entity that manages the joint venture from seven members (four appointed by Novelis and three appointed by ARCO) to six members (three appointed by each of Novelis and ARCO).

ARCO is seeking a court declaration that (1) Novelis and its affiliates are prohibited from exercising any managerial authority or control over the joint venture, (2) Novelis’ interest in the joint venture is limited to an economic interest only, and (3) ARCO has authority to act on behalf of the joint venture. Or, alternatively, ARCO is seeking a reversion of the production management function to Logan Aluminum, and a change in the composition of the board of directors of the entity that manages the joint venture. We intend to defend these proceedings vigorously.

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

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert M. Patterson
Robert M. Patterson
Vice President and Controller
(Principal Accounting Officer)

Date: June 27, 2007

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