Form 10-Q
period 2007-06-30
Novelis Inc.
filed 2007-08-09
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of July 31, 2007, the registrant had 77,459,658 common shares outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) May 16, 2007 Through June 30, 2007; April 1, 2007 Through May 15, 2007 and Three Months Ended June 30, 2006	2
	Condensed Consolidated Balance Sheets (unaudited) As of June 30, 2007 and March 31, 2007	3
	Condensed Consolidated Statements of Cash Flows (unaudited) May 16, 2007 Through June 30, 2007; April 1, 2007 Through May 15, 2007 and Three Months Ended June 30, 2006	4
	Condensed Consolidated Statement of Shareholder’s Equity (unaudited) April 1, 2007 Through May 15, 2007 and May 16, 2007 Through June 30, 2007	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4.	Controls and Procedures	84

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	86
Item 4.	Submission of Matters to a Vote of Security Holders	88
Item 6.	Exhibits	89
EX-31.1 SECTION 302 CERTIFICATION OF THE PEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PFO
EX-32.1 SECTION 906 CERTIFICATION OF THE PEO
EX-32.2 SECTION 906 CERTIFICATION OF THE PFO

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions, except per share amounts)

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
Net sales	$1,547	$1,281	$2,564

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,436	1,205	2,407
Selling, general and administrative expenses	42	95	98
Depreciation and amortization	53	28	59
Research and development expenses	13	6	10
Interest expense and amortization of debt issuance costs — net	25	26	49
Gain on change in fair value of derivative instruments — net	(14)	(20)	(41)
Equity in net (income) loss of non-consolidated affiliates	1	(1)	(4)
Sale transaction fees	—	32	—
Other (income) expenses — net	11	4	(4)

	1,567	1,375	2,574

Loss before provision (benefit) for taxes on loss and minority interests’ share	(20)	(94)	(10)
Provision (benefit) for taxes on loss	36	4	(20)

Income (loss) before minority interests’ share	(56)	(98)	10
Minority interests’ share	2	1	(4)

Net income (loss)	(54)	(97)	6

Other comprehensive income (loss) — net of tax
Currency translation adjustment	(2)	35	57
Change in fair value of effective portion of hedges — net	1	(1)	(34)
Postretirement benefit plans
Amortization of net actuarial loss	—	(1)	—
Change in minimum pension liability	—	—	(3)

Other comprehensive income (loss) — net of tax	(1)	33	20

Comprehensive income (loss)	$(55)	$(64)	$26

Dividends per common share	$0.00	$0.00	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	June 30,	March 31,
	2007	2007
	Successor	Predecessor
ASSETS
Current assets
Cash and cash equivalents	$186	$128
Accounts receivable (net of allowances of $— 0 — as of June 30, 2007 and $29 as of March 31, 2007)
— third parties	1,428	1,350
— related parties	26	25
Inventories	1,504	1,483
Prepaid expenses and other current assets	41	39
Current portion of fair value of derivative instruments	71	92
Deferred income tax assets	42	19

Total current assets	3,298	3,136
Property, plant and equipment — net	3,325	2,106
Goodwill	2,340	239
Intangible assets — net	863	20
Investment in and advances to non-consolidated affiliates	758	153
Fair value of derivative instruments — net of current portion	6	55
Deferred income tax assets	94	102
Other long-term assets
— third parties	90	105
— related parties	49	54

Total assets	$10,823	$5,970

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$141	$143
Short-term borrowings	390	245
Accounts payable
— third parties	1,564	1,614
— related parties	50	49
Accrued expenses and other current liabilities	767	480
Deferred income tax liabilities	67	73

Total current liabilities	2,979	2,604
Long-term debt — net of current portion	2,328	2,157
Deferred income tax liabilities	786	103
Accrued postretirement benefits	434	427
Other long-term liabilities	705	352

	7,232	5,643

Commitments and contingencies

Minority interests in equity of consolidated affiliates	149	152

Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 and 75,357,660 shares issued and outstanding as of June 30, 2007 and March 31, 2007, respectively	—	—
Additional paid-in capital	3,497	428
Accumulated deficit	(54)	(263)
Accumulated other comprehensive income (loss)	(1)	10

Total shareholder’s equity	3,442	175

Total liabilities and shareholder’s equity	$10,823	$5,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	May 16, 2007	April 1, 2007	Three
	Through	Through	Months Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
OPERATING ACTIVITIES
Net income (loss)	$(54)	$(97)	$6
Adjustments to determine net cash used in operating activities:
Depreciation and amortization	53	28	59
Gain on change in fair value of derivative instruments — net	(14)	(20)	(41)
Deferred income taxes	23	(18)	(31)
Amortization of debt issuance costs	—	1	2
Write-off and amortization of fair value adjustments — net	(6)	—	—
Provision for uncollectible accounts receivable	—	—	1
Equity in net (income) loss of non-consolidated affiliates	1	(1)	(4)
Dividends from non-consolidated affiliates	—	4	4
Minority interests’ share	(2)	(1)	4
Share-based compensation	—	—	1
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	(59)	(21)	(106)
— related parties	—	—	2
Inventories	70	(76)	(104)
Prepaid expenses and other current assets	5	(7)	(2)
Other long-term assets	(1)	(1)	1
Accounts payable
— third parties	—	(62)	129
— related parties	1	—	1
Accrued expenses and other current liabilities	(78)	42	37
Accrued postretirement benefits	5	1	7
Other long-term liabilities	12	(2)	(2)

Net cash used in operating activities	(44)	(230)	(36)

INVESTING ACTIVITIES
Capital expenditures	(22)	(17)	(34)
Proceeds from sales of assets	1	—	1
Changes to investment in and advances to non-consolidated affiliates	1	1	1
Proceeds from loans receivable — net — related parties	4	—	9
Net proceeds from settlement of derivative instruments	29	18	86

Net cash provided by investing activities	13	2	63

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	—
Proceeds from issuance of debt	—	150	20
Principal repayments	(46)	(1)	(97)
Short-term borrowings — net	83	60	28
Dividends
— common shareholders	—	—	(7)
— minority interests	(1)	(7)	(1)
Debt issuance costs	(13)	(2)	(3)
Proceeds from the exercise of stock options	—	1	—

Net cash provided by (used in) financing activities	115	201	(60)

Net increase (decrease) in cash and cash equivalents	84	(27)	(33)
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	2
Cash and cash equivalents — beginning of period	102	128	124

Cash and cash equivalents — end of period	$186	$102	$93

Supplemental disclosures of cash flow information:
Interest paid	$14	$13	$21
Income taxes paid	12	9	7
Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock (Note 2):
Property, plant and equipment	$(1,244)
Goodwill	(2,097)
Intangible assets	(859)
Investment in and advances to affiliates	(610)
Long-term debt	66
Additional paid-in capital	(422)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(in millions, except number of common shares)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Predecessor:
Balance as of March 31, 2007	75,357,660	$—	$428	$(263)	$10	$175
Activity April 1, 2007 through May 15, 2007:
Net loss	—	—	—	(97)	—	(97)
Issuance of common stock from the exercise of stock options	57,876	—	1	—	—	1
Conversion of share-based compensation plans from equity-based plans to liability-based plans	—	—	(7)	—	—	(7)
Currency translation adjustment	—	—	—	—	35	35
Change in fair value of effective portion of hedges — net	—	—	—	—	(1)	(1)
Postretirement benefit plans
Amortization of net actuarial loss	—	—	—	—	(1)	(1)

Balance as of May 15, 2007	75,415,536	$—	$422	$(360)	$43	$105

Successor:
Balance as of May 16, 2007	75,415,536	$—	$3,405	$—	$—	$3,405
Activity May 16, 2007 through June 30, 2007:
Net loss	—	—	—	(54)	—	(54)
Issuance of additional common stock	2,044,122	—	92	—	—	92
Currency translation adjustment	—	—	—	—	(2)	(2)
Change in fair value of effective portion of hedges — net	—	—	—	—	1	1

Balance as of June 30, 2007	77,459,658	$—	$3,497	$(54)	$(1)	$3,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited)

1.	Business and Summary of Significant Accounting Policies

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries as both Predecessor and Successor unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. References herein to “Alcan” refer to Alcan, Inc.

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 of the Securities Exchange Act of 1934 for transition period reporting. Accordingly, these condensed consolidated financial statements present our new fiscal year end of March 31 and the three months ended June 30, 2007 and 2006.

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of June 30, 2007, we had operations on four continents: North America; Europe; Asia and South America, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, as amended on April 30, 2007. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

Predecessor and Successor Reporting

Our acquisition by Hindalco (see Note 2 — Acquisition of Novelis Common Stock) was recorded in accordance with Staff Accounting Bulletin No. 103, Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB No. 103). In the accompanying June 30, 2007 condensed consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the condensed consolidated financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period up to, and including, the acquisition date (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented. The accompanying condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The unaudited results of operations for the interim periods shown in these condensed consolidated financial statements, including the periods shown as Predecessor and Successor, are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our financial position as of June 30, 2007 and March 31, 2007; the results of our operations and cash flows for (1) the periods from May 16, 2007 through June 30, 2007 and from April 1, 2007 through May 15, 2007 and (2) the three months ended June 30, 2006; and changes in our shareholder’s equity for the periods from April 1, 2007 through May 15, 2007 and from May 16, 2007 through June 30, 2007.

Reclassifications and Revisions

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted for the current periods. The following reclassifications and presentation changes were made to the prior period condensed consolidated statement of operations to conform to the current period presentation: (a) the amounts previously presented in Restructuring charges — net and Impairment charges on long-lived assets were reclassified to Other (income) expenses — net and (b) Gain on change in fair value of derivative instruments — net and Sale transaction fees were reclassified from Other (income) expenses — net to separate line items. These reclassifications have no effect on total assets, total shareholder’s equity, net income (loss) or cash flows as previously presented.

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, we changed our segment performance measure to Segment Income, as defined in Note 18 — Segment and Major Customer Information.

Recently Issued Accounting Standards

In April 2007, the FASB issued Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We have not yet commenced the potential impact, if any, of the adoption of FSP FIN 39-1 on our consolidated financial position, results of operations and cash flows.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

2.	Acquisition of Novelis Common Stock

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007. As a result of the Arrangement, Acquisition Sub acquired all of the Company’s outstanding common shares at a price of $44.93 per share, and all outstanding stock options and other equity incentives were terminated in exchange for cash payments. The aggregate purchase price for the Company’s common shares was $3.4 billion and immediately following the Arrangement, the common shares of the Company were transferred from Acquisition Sub to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum). Hindalco also assumed $2.8 billion of Novelis’ debt for a total transaction value of $6.2 billion.

On June 22, 2007, we issued 2,044,122 additional common shares to AV Aluminum for $44.93 per share resulting in an additional equity contribution of approximately $92 million. This contribution was equal in amount to certain payments made by Novelis related to change in control compensation to certain employees and directors, lender fees and other transaction costs incurred by the Company. As this transaction was approved by the Company and executed subsequent to the Arrangement, the $92 million is not included in the determination of total consideration.

Purchase Price Allocation and Goodwill

As a result of the Arrangement, the consideration and transaction costs paid by Hindalco in connection with the transaction have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with FASB Statement No. 141. The following table summarizes total consideration paid under the Arrangement (in millions).

Purchase of all outstanding 75,415,536 shares at $44.93 per share	$3,388
Direct transaction costs incurred by Hindalco	17

Total consideration	$3,405

In accordance with FASB Statement No. 141, total consideration of $3,405 million has been initially allocated to the assets acquired and liabilities assumed based on our preliminary estimates of fair value, using methodologies and assumptions that we believe are reasonable. To estimate fair values, we considered a number of factors, including appraisals and the application of multiples to discounted cash flow estimates.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

There is considerable management judgment with respect to cash flow estimates and appropriate multiples used in determining fair value.

The following table shows the preliminary allocation of the total consideration to assets acquired and liabilities assumed as of the date of the Arrangement (in millions).

Assets acquired:
Current assets	$3,210
Property, plant and equipment	3,350
Goodwill	2,341
Intangible assets	879
Investment in and advances to non-consolidated affiliates	762
Fair value of derivative instruments — net of current portion	3
Deferred income tax assets	117
Other long-term assets	110

Total assets acquired	10,772

Liabilities assumed:
Accounts payable	(1,612)
Accrued expenses and other current liabilities	(738)
Long-term debt, including current portion and short-term borrowings	(2,824)
Deferred income tax liabilities, including current portion	(874)
Accrued postretirement benefits	(430)
Other long-term liabilities	(736)
Minority interests in equity of consolidated affiliates	(153)

Total liabilities assumed	(7,367)

Total consideration	$3,405

Intangible assets include (1) $124 million for a favorable energy supply contract in North America, recorded at its estimated fair value, (2) $15 million for other favorable supply contracts in Europe and (3) $9 million for the estimated value of acquired in-process research and development projects that had not yet reached technological feasibility. In accordance with FASB Statement No. 141, the $9 million of acquired in-process research and development was expensed upon acquisition and charged to Research and development expenses in the period from May 16, 2007 through June 30, 2007.

The preliminary allocation shown above includes a total of $685 million for the fair value of liabilities associated with unfavorable sales contracts ($371 million included in Other long-term liabilities and $314 million included in Accrued expenses and other liabilities). Of this amount, $655 million relates to unfavorable sales contracts in North America. These contracts include a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. Subsequent to the Arrangement, the fair value of these liabilities are credited to revenue over the remaining lives of the underlying contracts. The reduction of these liabilities does not affect our cash flows.

Certain amounts are subject to change as remaining information on the fair values is received and valuation analyses are finalized. Specifically, we continue to evaluate the valuation and useful lives of the acquired tangible and intangible assets, the allocation of fair value to our reporting units, and the income tax implications of the new basis of accounting triggered by the Arrangement. These final valuations and other

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

studies will be performed by Hindalco and Novelis, and the final fair values and allocations may differ materially from our preliminary estimates shown above. We expect to complete our final allocation of the total consideration before March 31, 2008.

The goodwill resulting from the Arrangement reflects the value of our in-place workforce, deferred income taxes associated with the fair value adjustments and potential synergies. The majority of the push down adjustments, including goodwill, will not impact our cash flows and are not expected to be deductible for income tax purposes.

We incurred $32 million of transaction fees and expenses related to the Arrangement during the period from April 1, 2007 through May 15, 2007. These expenses are included in Sale transaction fees in our condensed consolidated statement of operations.

Unaudited Condensed Consolidated Pro Forma Results (Predecessor)

The unaudited condensed consolidated pro forma results of operations provided below for the period from April 1, 2007 through May 15, 2007 and the three months ended June 30, 2006 are presented as though the Arrangement had occurred at the beginning of the periods presented, after giving effect to purchase accounting adjustments related to depreciation and amortization of the revalued assets, interest expense, and other acquisition related adjustments in connection with the Arrangement. The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been in effect on the dates indicated, or which may result in future periods. Pro forma results for the period from May 16, 2007 through June 30, 2007 are not presented since the Arrangement occurred at the beginning of that period.

	April 1, 2007	Three Months
	Through	Ended
	May 15,	June 30,
	2007	2006
	Predecessor	Predecessor

Net sales	$1,327	$2,652
Loss before provision for taxes and minority interests’ share	$(113)	$(19)
Net loss	$(118)	$(4)

3.	Restructuring Programs

We recognized restructuring costs of $1 million in each of the periods from April 1, 2007 through May 15, 2007 and May 16, 2007 through June 30, 2007, relating primarily to restructuring actions begun during 2006 in two of our European facilities.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

All restructuring provisions and recoveries are included in Other (income) expenses — net in the accompanying condensed consolidated statements of operations unless otherwise stated. The following table summarizes the activity in our restructuring liabilities (all of which relate to our Europe operating segment) for the periods from April 1, 2007 through May 15, 2007 and from May 16, 2007 to June 30, 2007 (in millions).

	Europe
		Other Exit	Total
	Severance	Related	Restructuring
	Reserves	Reserves	Reserves

Balance as of March 31, 2007	$18	$18	$36
April 1, 2007 through May 15, 2007 Activity (Predecessor):
Provisions — net	1	—	1
Cash payments	—	(1)	(1)
Adjustments — other	—	1	1

Balance as of May 15, 2007	19	18	37

May 16, 2007 through June 30, 2007 Activity (Successor):
Provisions — net	1	—	1
Cash payments	(2)	(1)	(3)

Balance as of June 30, 2007	$18	$17	$35

4.	Inventories

Inventories consist of the following (in millions).

	June 30, 2007	March 31, 2007
	Successor	Predecessor
Finished goods	$366	$369
Work in process	344	359
Raw materials	722	684
Supplies	73	120

	1,505	1,532
Allowances	(1)	(49)

Inventories	$1,504	$1,483

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

5.  Property, Plant and Equipment

Property, plant and equipment — net, consists of the following (in millions).

	June 30, 2007	March 31, 2007
	Successor	Predecessor
Land and property rights	$251	$97
Buildings	691	895
Machinery and equipment	2,341	4,699

	3,283	5,691
Accumulated depreciation and amortization	(48)	(3,674)

	3,235	2,017
Construction in progress	90	89

Property, plant and equipment — net	$3,325	$2,106

6.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the components of goodwill by operating segment (in millions).

	Successor			Predecessor
	Balance		Balance	Balance		Balance
	as of	Cumulative	as of	as of	Cumulative	as of
	May 16,	Translation	June 30,	March 31,	Translation	May 15,
Operating Segment	2007	Adjustment	2007	2007	Adjustment	2007
North America	$1,527	$—	$1,527	$—	$—	$—
Europe	389	(1)	388	239	5	244
Asia	162	—	162	—	—	—
South America	263	—	263	—	—	—

	$2,341	$(1)	$2,340	$239	$5	$244

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Intangible Assets

The following table summarizes the components of intangible assets (in millions).

	June 30, 2007				March 31, 2007
	Successor				Predecessor
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Tradenames	$81	$—	$81	20 years	$14	$(6)	$8	15 years
Technology	170	(1)	169	15 years	20	(8)	12	15 years
Customer relationships	480	(3)	477	20 years	—	—	—
Favorable energy supply contract	124	(2)	122	9.5 years	—	—	—
Other favorable contracts	15	(1)	14	3.3 years	—	—	—

	$870	$(7)	$863	17.2 years	$34	$(14)	$20	15 years

Our favorable energy supply contract and other favorable contracts are amortized over their estimated useful lives using methods that reflect the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.

Amortization expense related to intangible assets was $7 million (including $3 million recorded in Cost of goods sold related to the favorable energy supply and other favorable contracts) and less than $1 million for the periods from May 16, 2007 through June 30, 2007 and April 1, 2007 through May 15, 2007, respectively, and $1 million for the three months ended June 30, 2006.

Estimated amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,

2008 (remaining)	$46
2009	59
2010	57
2011	53
2012	52

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

7.	Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of June 30, 2007, and which we account for using the equity method. We have no material investments that we account for using the cost method.

		Ownership
Affiliate Name	Ownership Structure	Percentage

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
EuroNorca Partners	General Partnership	50%
MiniMRF LLC	Limited Liability Company	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminium Recyclage S.A.	Public Limited Company	20%

In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to the other shareholders of Petrocoque. Prior to the sale, we accounted for Petrocoque using the equity method of accounting. Petrocoque’s combined results of operations for the three months ended June 30, 2006 are included in the table below.

As of June 30, 2007, EuroNorca Partners was inactive and is in the process of being dissolved. We expect to receive approximately $2 million once the liquidation proceedings have been finalized.

We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. The following tables summarize the combined results of operations of our equity method affiliates (on a 100% basis, in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
Net sales	$85	$45	$144
Costs, expenses and provisions for taxes on income	81	43	137

Net income	$4	$2	$7

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of significant transactions that we had with related parties (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
Purchases of tolling services and electricity
Aluminium Norf GmbH(A)	$41	$21	$58
Consorcio Candonga(B)	2	1	4

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances.

	June 30, 2007	March 31, 2007
	Successor	Predecessor
Accounts receivable(A)	$26	$25
Other long-term receivables(A)	49	54
Accounts payable(B)	50	49

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions).

	June 30, 2007	March 31, 2007
	Successor	Predecessor
Accrued compensation and benefits	$110	$138
Accrued settlement of legal claim	39	39
Accrued interest payable	50	24
Accrued income taxes	17	9
Current portion of unfavorable sales contracts	302	—
Current portion of fair value of derivative instruments	31	33
Other current liabilities	218	237

Accrued expenses and other current liabilities	$767	$480

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

9.	Long-Term Debt

Long-term debt consists of the following (in millions).

			June 30, 2007			March 31, 2007
			Successor			Predecessor
	Interest			Unamortized
	Rates			Fair Value	Carrying
	(A)		Principal	Adjustments(B)	Value	Principal
Novelis Inc.
Floating rate Term Loan B, due 2012	7.61	%(C)	$252	$—	$252	$259
7.25% Senior Notes, due 2015	7.25%		1,400	73	1,473	1,400
Novelis Corporation
Floating rate Term Loan B, due 2012	7.59	%(C)	560	—	560	449
Novelis Switzerland S.A.
Capital lease obligation, due 2020 (Swiss francs (CHF) 56 million)	7.50%		45	(4)	41	46
Capital lease obligation, due 2011 (CHF 4 million)	2.49%		3	—	3	4
Novelis Korea Limited
Bank loan, due 2007	4.55%		70	(1)	69	70
Bank loan, due 2007 (Korean won (KRW) 40 billion)	4.80%		43	(1)	42	42
Bank loan, due 2007 (KRW 25 billion)	4.45%		27	(1)	26	27
Bank loans, due 2008 through 2011 (KRW 1 billion)	3.97	%(D)	1	—	1	1
Other
Other debt, due 2007 through 2012	2.30	%(D)	2	—	2	2

Total debt			2,403	66	2,469	2,300
Less: current portion			(144)	3	(141)	(143)

Long-term debt — net of current portion			$2,259	$69	$2,328	$2,157

(A)	Interest rates are as of June 30, 2007 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement.

(B)	Debt was recorded at fair value as a result of the Arrangement (see Note 2 — Acquisition of Novelis Common Stock).

(C)	The interest rate for the Floating rate Term Loan B includes an increased applicable margin in effect through March 31, 2008. The Floating rate Term Loan B was refinanced on July 6, 2007.

(D)	Weighted average interest rate.

Senior Secured Credit Facilities

In connection with our spin-off from Alcan, we entered into senior secured credit facilities (Credit Facilities) providing for aggregate borrowings of up to $1.8 billion. The Credit Facilities consisted of (1) a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at London Interbank Offered Rate (LIBOR) plus 1.75% (which was subject to change based on certain leverage ratios), all of which was

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

borrowed on January 10, 2005, and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility.

The Credit Facilities included customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio. Substantially all of our assets were pledged as collateral under the Credit Facilities.

The terms of our Credit Facilities required that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to delays in certain of our SEC filings for 2005 and 2006, we obtained a series of five waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. Fees paid related to the five waiver and consent agreements totaled $6 million.

On October 16, 2006, we amended the financial covenants to our Credit Facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios through the quarter ending March 31, 2008. The amended maximum total leverage, minimum interest coverage and minimum fixed charge coverage ratios for the period ended June 30, 2007 were 8.25 to 1; 1.40 to 1; and 0.70 to 1, respectively. For the quarter ended June 30, 2007, we were not in compliance with these covenants. However, due to the refinancing of the Credit Facilities on July 6, 2007 (discussed below), we continue to classify the debt outstanding under the Term Loan as long-term on our condensed consolidated balance sheet as of June 30, 2007.

We also amended and modified other provisions of the Credit Facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and receivables securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying higher applicable margins on our Credit Facilities, and higher unused commitment fees on our existing revolving credit facilities that were instated with a prior waiver and consent agreement in May 2006. Commitment fees related to the unused portion of the $500 million revolving credit facility were 0.625% per annum.

On April 27, 2007, our lenders consented to a further amendment of our Credit Facilities. The amendment included permission to increase the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement, including the cash settlement of share-based compensation arrangements and lender fees. Additionally, the amendment included a limited waiver of the change of control Event of Default (as defined in the senior secured credit facilities) which effectively extended the requirement to repay the Credit Facilities to July 11, 2007. We paid fees of approximately $2 million to lenders who consented to this amendment.

Since our inception and through June 30, 2007, we satisfied the 1% per annum principal amortization requirement through fiscal year 2010, as well as $560 million of the principal amortization requirement for 2011. As of June 30, 2007, we had $812 million outstanding under the Term Loan B facility. This balance was paid in full on July 6, 2007 with the refinancing of the Credit Facilities, as described below.

Total debt issuance costs of $43 million, including amendment fees and the waiver and consent agreements discussed above, had been recorded in Other long-term assets — third parties and were being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loans and the straight-line method for the revolving credit and letters of credit facility. The unamortized amount of these costs was $26 million as of

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

March 31, 2007. We incurred an additional $2 million in debt issuance costs as described above during the period from April 1, 2007 through May 15, 2007. As a result of the Arrangement and the recording of debt at fair value, the total amount of unamortized debt issuance costs of $28 million was reduced to zero as of May 15, 2007.

New Senior Secured Credit Facilities

On May 25, 2007, we entered into a Bank and Bridge Facilities Commitment with affiliates of UBS and ABN AMRO, to provide backstop assurance for the refinancing of our existing indebtedness following the Arrangement. The commitments from UBS and ABN AMRO, provided by the banks on a 50%-50% basis, consisted of a senior secured term loan of up to $1.06 billion; a senior secured asset-based revolving credit facility of up to $900 million and a commitment to issue up to $1.2 billion of unsecured senior notes, if necessary. The commitment contained terms and conditions customary for facilities of this nature.

In connection with these backstop commitments, we paid fees totaling $13 million which are included in Other long-term assets — third parties as of June 30, 2007. Of this amount, $5 million is related to the unsecured senior notes, which were not refinanced, and will be written off during the quarter ending September 30, 2007. The remaining $8 million in fees paid have been credited by the lenders towards fees associated with the new senior secured credit facilities (described below) and will be amortized over the lives of the related borrowings.

On July 6, 2007, we entered into new senior secured credit facilities with a syndicate of lenders led by affiliates of UBS and ABN AMRO (New Credit Facilities) providing for aggregate borrowings of up to $1.76 billion. The New Credit Facilities consist of (1) a $960 million seven-year Term Loan facility (Term Loan facility) and (2) an $800 million five year multi-currency asset-based revolving credit line and letter of credit facility (ABL facility).

Under the Term Loan facility, loans characterized as alternate base rate (ABR) borrowings bear interest annually at a rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus the applicable margin and loans characterized as Eurocurrency borrowings bear interest at an annual rate equal to the adjusted LIBOR rate for the interest period in effect, plus the applicable margin.

Under the ABL facility, interest charged is dependent on the type of loan: (1) any swingline loan or any loan categorized as an ABR borrowing will bear interest at an annual rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus the applicable margin; (2) Eurocurrency loans will bear interest at an annual rate equal to the adjusted LIBOR rate for the applicable interest period, plus the applicable margin; (3) loans designated as Canadian base rate borrowings will bear an annual interest rate equal to the Canadian base rate (CAPRIME) plus the applicable margin; (4) loans designated as bankers acceptances (BA) rate loans will bear interest at the average discount rate offered for bankers’ acceptances for the applicable BA interest period plus the applicable margin and (5) loans designated as Euro Interbank Offered Rate (EURIBOR) loans will bear interest annually at a rate equal to the adjusted EURIBOR rate for the applicable interest period, plus the applicable margin. Applicable margins under the ABL facility depend upon excess availability levels calculated on a quarterly basis. Interest rates generally reset every three months and interest is payable on a quarterly basis.

The proceeds from the Term Loan facility of $960 million, drawn in full at the time of closing, and the initial draw of $324 million under the ABL facility were used to pay off the Credit Facilities, pay for debt issuance costs of the New Credit Facilities and provide for additional working capital.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Mandatory minimum principal amortization payments under the Term Loan facility are $2.4 million per calendar quarter beginning September 30, 2007. Additional mandatory prepayments are required to be made for certain collateral liquidations, asset sales, debt and preferred stock issuances, equity issuances, casualty events and excess cash flow (as defined in the New Credit Facilities). Any unpaid principal remaining is due in full on July 6, 2014.

Borrowings under the ABL facility are generally based on 85% of eligible accounts receivable and 75% to 85% of eligible inventories. Commitment fees of 0.25% to 0.375% are based on average daily amounts outstanding under the ABL facility during a fiscal quarter, payable quarterly.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Substantially all of our assets are pledged as collateral under the New Credit Facilities.

We incurred debt issuance costs on our New Credit Facilities totaling $28 million, including the $8 million in fees previously paid in conjunction with the backstop commitment. These fees are included in Other long-term assets — third parties and will be amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes were priced at par, bear interest at 7.25% and mature on February 15, 2015. Debt issuance costs totaling $28 million had been included in Other long-term assets — third parties and were being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. The unamortized amount of these costs was $24 million as of March 31, 2007. As a result of the Arrangement and the recording of debt at fair value, the total amount of unamortized debt issuance costs of $23 million was reduced to zero as of May 15, 2007.

As a result of the Arrangement, the Senior Notes were recorded at their fair value of $1.474 billion based on their market price of 105.25% of $1,000 face value per bond as of May 14, 2007. The incremental fair value of $74 million is being amortized to interest income over the remaining life of the Senior Notes in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Due to the change in the market price of our Senior Notes from 105.25% as of May 14, 2007 to 102.75% as of June 30, 2007, the estimated fair value of this debt has decreased $35 million to $1.439 billion.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants for the quarter ended June 30, 2007.

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

Tender Offer and Consent Solicitation for 7.25% Senior Notes

Pursuant to the terms of the indenture governing our Senior Notes, we were obligated, within 30 days of closing of the Arrangement, to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date the Senior Notes were purchased. Consequently, we commenced a tender offer on May 16, 2007, to repurchase all of the outstanding Senior Notes at the prescribed price. This offer expired on July 3, 2007 with holders of approximately $1 million of principal presenting their Senior Notes pursuant to the tender offer.

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

In both the periods from May 16, 2007 through June 30, 2007 and from April 1, 2007 through May 15, 2007, interest rates on other Korean bank loans for $1 million (KRW 1 billion) ranged from 3.50% to 5.50%.

Other Agreements

In May 2007, we terminated a loan and a corresponding deposit-and-guarantee agreement for $80 million. We did not include the loan or deposit amounts in our condensed consolidated balance sheet as of March 31, 2007 as the agreement included a legal right of setoff and we had the intent and ability to setoff.

Interest Rate Swaps

In addition to interest rate swaps on certain Korean bank loans noted above, as of June 30, 2007, we have one outstanding interest rate swap to fix the 3-month LIBOR interest rate at an effective weighted average interest rate of 3.9% on $100 million of the floating rate Term Loan B debt expiring on February 3, 2008. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities, as amended, in addition to these interest rates. This interest swap was terminated on July 3, 2007 resulting in a gain of less than $1 million. As of June 30, 2007, 61% of our debt was fixed rate and 39% was variable rate.

Capital Lease Obligations

In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and calls for fixed quarterly payments of CHF 1.7 million, which is equivalent to $1.4 million at the exchange rate as of June 30, 2007.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and calls for fixed monthly payments of CHF 0.1 million, which is equivalent to $0.1 million at the exchange rate as of June 30, 2007.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Short Term Borrowings and Lines of Credit

As of June 30, 2007, our short-term borrowings were $390 million consisting of (1) $355 million of short-term loans under our $500 million revolving credit facility, (2) $25 million in short-term loans in Korea and (3) $10 million in bank overdrafts. As of June 30, 2007, $25 million of our $500 million revolving credit facility was utilized for letters of credit and we had no availability under this revolving credit facility. As discussed above, we refinanced our Credit Facilities on July 6, 2007, providing additional borrowing availability.

As of June 30, 2007, we had an additional $48 million under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 7.73% and 7.77% as of June 30, 2007 and March 31, 2007, respectively.

10.	Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
Net change in foreign currency translation adjustments	$(13)	$31	$57
Net change in fair value of effective portion of hedges	2	(1)	(34)
Postretirement benefit plans:
Amortization of net actuarial loss	—	(1)	—
Net change in minimum pension liability	—	—	(3)

Net other comprehensive income adjustments, before income tax effect	(11)	29	20
Income tax effect	10	4	—

Other comprehensive income (loss)	$(1)	$33	$20

Accumulated other comprehensive income (loss), net of income tax effects, is comprised of the following (in millions).

	June 30, 2007	March 31, 2007
	Successor	Predecessor
Foreign currency translation adjustments	$(2)	$144
Fair value of effective portion of hedges — net	1	(43)
Net actuarial loss	—	(82)
Net prior service cost	—	(8)
Net transition obligation	—	(1)

Accumulated other comprehensive income (loss)	$(1)	$10

11.	Share-Based Compensation

Effect of Acquisition by Hindalco

As a result of the Arrangement (see Note 2 — Acquisition of Novelis Common Stock), all of our share-based compensation awards (except for our Recognition Awards) were accelerated to vest, cancelled and

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. We made aggregate cash payments (including applicable payroll-related taxes) totaling $72 million to plan participants following consummation of the Arrangement, as follows:

	Shares/Units	Cash Payments
	Settled	(In millions)

Novelis 2006 Incentive Plan (stock options)	825,850	$16
Novelis 2006 Incentive Plan (stock appreciation rights)	378,360	7
Novelis Conversion Plan of 2005	1,238,183	29
Stock Price Appreciation Unit Plan	299,873	7
Deferred Share Unit Plan for Non-Executive Directors	109,911	5
Novelis Founders Performance Awards	180,400	8

		$72

Compensation expense resulting from the accelerated vesting of plan awards, totaling $45 million is included in Selling, general and administrative expenses in our condensed consolidated statement of operations for the period from April 1, 2007 through May 15, 2007. We also recorded a $7 million reduction to our Additional paid-in capital during the period from April 1, 2007 through May 15, 2007 for the conversion of certain of our share-based compensation plans from equity-based plans to liability-based plans.

Our Recognition Awards plan remains in place as of June 30, 2007. However, the awards are now payable only in either, at the option of the executive, (i) Hindalco common shares (if offered by Hindalco) or (ii) cash.

2006 Stock Options

On October 26, 2006, our board of directors authorized a grant of an aggregate of 885,170 seven-year non-qualified stock options under the Novelis 2006 Incentive Plan (2006 Incentive Plan) at an exercise price of $25.53 to certain of our executive officers and key employees. These options were comprised of equal portions of premium and non-premium options. Both the premium and non-premium options were to vest ratably in 25% annual increments over a four year period measured from October 26, 2006, and could be exercised, in whole or in part, once vested. However, while the premium and non-premium options carry the same exercise price of $25.53, in no event could the premium options be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equals or exceeds $28.59. As a result of the Arrangement, all of our stock options under the 2006 Incentive Plan were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below shows the option activity (for both premium and non-premium options) under our 2006 Incentive Plan for the period from April 1, 2007 through May 15, 2007.

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Options outstanding as of March 31, 2007	825,850	$25.53
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Expired	—	—
Settled as a result of the Arrangement	(825,850)	$25.53

Options outstanding as of May 15, 2007	—	$—	—	$—

Options exercisable as of May 15, 2007	—	$—	—	$—

Prior to the Arrangement, we used the Monte Carlo valuation model to determine the fair value of the premium options outstanding under the 2006 Incentive Plan. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. Because our trading history was shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield was based on dividend payments of $0.01 per share per quarter. Risk-free interest rates were based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. The fair value of the premium options was being amortized over the requisite service period of each award, which was originally from one to four years, subject to acceleration in cases where the employee elects retirement or is retirement eligible after October 26, 2007.

Prior to the Arrangement, we used the Black-Scholes valuation model to determine the fair value of non-premium options issued. Because our trading history was shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield was based on dividend payments of $0.01 per share per quarter. Risk-free interest rates were based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. Because we did not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options based on an extension of the “simplified method” as prescribed by SEC Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, which allows for the use of a mid-point between the earliest and latest dates that an award can be exercised.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

No premium or non-premium options under the 2006 Incentive Plan were granted during the period from April 1, 2007 through May 15, 2007. Prior to the Arrangement, the fair value of our premium and non-premium options was estimated using the following assumptions:

April 1, 2007
Through
May 15, 2007
Predecessor

Expected volatility	42.20 to 46.40%
Weighted average volatility	44.30%
Dividend yield	0.16%
Risk-free interest rate	4.68 to 4.71%
Expected life	1.00 to 4.75 years

As a result of the Arrangement, 825,850 premium and non-premium options under the 2006 Incentive Plan were accelerated to vest and were settled in cash for approximately $16 million.

Novelis Conversion Plan of 2005

On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 (the Conversion Plan) to allow for 1,372,663 Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan to be replaced with options to purchase 2,723,914 of our common shares. As a result of the Arrangement, all of our stock options under the Conversion Plan were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

The following table shows the option activity in our Conversion Plan for the period from April 1, 2007 through May 15, 2007.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Options outstanding as of March 31, 2007	1,296,952	$21.74
Granted	—	—
Exercised	(57,876)	$20.00
Forfeited/Cancelled	(893)	$23.74
Expired	—	—
Settled as a result of the Arrangement	(1,238,183)	$21.82

Options outstanding as of May 15, 2007	—	$—	—	$—

Options exercisable as of May 15, 2007	—	$—	—	$—

Prior to the Arrangement, we used the Black-Scholes valuation model to determine the fair value of the options outstanding. Because we had no trading history at the time of the valuation, we used historical stock price volatility data from comparable companies to determine expected volatility assumptions. The annual expected dividend yield was based on our then current and anticipated dividend payments. Risk-free interest rates were based on U.S. Treasury bond yields, compounded daily, consistent with the expected lives of the options. Because we did not have a sufficient history of option exercise or cancellation, we estimated the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

expected life of the options based on the lesser of the expected term of six years or the remaining life of the option.

No new options under the Conversion Plan were granted since its adoption in January 2005. The fair value of each option was estimated using the following assumptions:

April 1, 2007
Through
May 15, 2007
Predecessor

Expected volatility	30.30%
Weighted-average volatility	30.30%
Dividend yield	1.56%
Risk-free interest rate	2.88 to 3.73%
Expected life	0.70 to 5.70 years

During the period from April 1, 2007 through May 15, 2007, there were 6,548 options that vested. As a result of the Arrangement, 563,651 options were accelerated to vest with a total fair value of approximately $4 million, and 1,238,183 options were settled in cash using the $44.93 per common share transaction price for approximately $29 million.

Under our Conversion Plan for the period from April 1, 2007 through May 15, 2007, the total intrinsic value of options exercised was approximately $1 million and cash received from options exercised was approximately $1 million. There were no options exercised during the three months ended June 30, 2006.

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

On February 10, 2007, our board of directors adopted resolutions to amend the Recognition Awards with the Executives. As amended, if the Executive remains continuously employed by us through the vesting dates of December 31, 2007 and December 31, 2008, the Executive is entitled to the awards, payable at a value of $44.93 per share, in either, at the option of the Executive, (i) Hindalco common shares (if offered by Hindalco) or (ii) cash.

The number of Recognition Awards payable under the agreements varies by Executive. Currently, there are 145,800 shares subject to award. Prior to the Arrangement and in accordance with the provisions of FASB Statement No. 123 (Revised), Share-Based Payment, we valued these awards as of the issuance date and were recognizing their cost over the requisite service period of the Executives. As a result of the Arrangement, the Recognition Awards changed in classification from an equity-based to a liability-based plan using the $44.93 per common share transaction price as the per share value. This classification change resulted in additional share-based compensation expense of $1.3 million during the period from April 1, 2007 through May 15, 2007.

The table below shows the activity for our Recognition Awards for the periods from April 1, 2007 through May 15, 2007 and from May 16, 2007 through June 30, 2007.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Weighted
	Number of	Average	Award
	Recognition	Fair Value at	Redemption
	Awards	Grant Date	Price

Predecessor:
Recognition Awards as of March 31, 2007	145,800	$23.15
Granted	—
Vested	—
Forfeited/Cancelled	—

Recognition Awards as of May 15, 2007	145,800		$44.93

Successor:
Granted	—
Vested	—
Forfeited/Cancelled	—

Recognition Awards as of June 30, 2007	145,800		$44.93

As of June 30, 2007, there was approximately $1 million and $2 million of unamortized compensation expense related to each of the two vesting dates for the Recognition Awards, which is expected to be recognized over the next 0.5 years and 1.5 years, respectively.

Stock Appreciation Rights

On October 26, 2006, our board of directors authorized a grant of 381,090 Stock Appreciation Rights (SARs) under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees. The terms of the SARs were identical in all material respects to those of the stock options issued under the 2006 Incentive Plan, except that the incremental increase in the value of the SARs was to be settled in cash rather than shares of Novelis’ common stock at the time of exercise. The SARs were comprised of two equal portions: premium and non-premium SARs. Both the premium and non-premium SARs vested ratably in 25% annual increments over the four-year period measured from October 26, 2006, and could be exercised, in whole or in part, once vested. However, while the premium and non-premium SARs carried the same exercise price of $25.53, in no event could the premium SARs be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equals or exceeds $28.59. As a result of the Arrangement, all of our SARs under the 2006 Incentive Plan were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below shows the SARs activity (for both premium and non-premium SARs) under our 2006 Incentive Plan for the period from April 1, 2007 through May 15, 2007.

Weighted
Average
Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SARs	Exercise Price	(In Years)	Value

SARs outstanding as of March 31, 2007	380,000	$25.53
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(1,640)	$25.53
Expired	—	—
Settled as a result of the Arrangement	(378,360)	$25.53

SARs outstanding as of May 15, 2007	—	$—	—	$—

SARs exercisable as of May 15, 2007	—	$—	—	$—

Prior to the Arrangement, we used the Monte Carlo valuation model to determine the fair value of the premium SARs outstanding under the 2006 Incentive Plan. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. Because our trading history was shorter than the expected life of the SARs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. No quarterly or annual dividend was expected. Risk-free interest rates were based on U.S. Treasury Strip yields, compounded daily, consistent with the expected remaining lives of the premium SARs. The fair value of the premium SARs was being amortized over the requisite remaining service period of each award, which was from 0.57 to 3.57 years as of March 31, 2007, subject to acceleration in cases where the employee elects retirement or is retirement eligible after October 26, 2007.

Prior to the Arrangement, we used the Black-Scholes valuation model to determine the fair value of the non-premium SARs outstanding. Because our trading history was shorter than the expected life of the SARs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. No quarterly or annual dividend was expected. Risk-free interest rates were based on U.S. Treasury Strip yields, compounded daily, consistent with the expected remaining lives of the SARs. Because we did not have a sufficient history of SAR exercise or cancellation, we estimated the expected remaining life of the SARs based on an extension of the “simplified method” as prescribed by SAB No. 107.

As a result of the Arrangement, 378,360 premium and non-premium SARs were accelerated to vest and were settled in cash for approximately $7 million.

Stock Price Appreciation Unit Plan

Prior to the spin-off, some Alcan employees who later transferred to Novelis held Alcan stock price appreciation units (SPAUs). These units entitled them to receive cash equal to the excess of the market value of an Alcan common share on the exercise date of a SPAU over the market value of an Alcan common share on its grant date. On January 6, 2005, these employees received 418,777 Novelis SPAUs to replace their 211,035 Alcan SPAUs at a weighted average exercise price of $22.04. All converted SPAUs that were vested at the spin-off date continued to be vested. Unvested SPAUs were to vest in four equal annual installments

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

beginning on January 6, 2006, the first anniversary of the spin-off date. As a result of the Arrangement, all of our SPAU’s were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

The table below shows the activity in our SPAU Plan for the period from April 1, 2007 through May 15, 2007.

Weighted
Average
Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SPAUs	Exercise Price	(In Years)	Value

SPAUs outstanding as of March 31, 2007	300,617	$21.94
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(744)	$21.49
Expired	—	—
Settled as a result of the Arrangement	(299,873)	$21.94

SPAUs outstanding as of May 15, 2007	—	$—	—	$—

SPAUs exercisable as of May 15, 2007	—	$—	—	$—

Prior to the Arrangement, we used the Black-Scholes valuation model to estimate the fair value of SPAUs granted to employees and to determine the fair value of the SPAUs outstanding. Because our trading history is shorter than the expected life of the SPAUs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. No quarterly or annual dividend was expected. Risk-free interest rates were based on U.S. Treasury spot rates consistent with the expected remaining lives of the SPAUs. Because we did not have a sufficient history of SPAU exercise or cancellation, we estimated the expected remaining life of the SPAUs based on an extension of the “simplified method” as prescribed by SAB No. 107. As a result of the Arrangement, the Recognition Awards were valued using the $44.93 per common share transaction price.

As a result of the Arrangement, 201,495 SPAUs were accelerated to vest and 299,873 SPAUs were settled in cash using the $44.93 per common share transaction price for approximately $7 million.

Deferred Share Unit Plan for Non-Executive Directors

On January 5, 2005, Novelis established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors would receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the election of each non-executive director). The number of DDSUs was determined by dividing the quarterly amount payable, as elected, by the average closing prices of a common share on the Toronto Stock Exchange (TSX) (adjusted for the noon exchange rate) and New York Stock Exchange (NYSE) on the last five trading days of each quarter. Additional DDSUs representing the equivalent of dividends declared on common shares are credited to each holder of DDSUs. The number of DDSUs outstanding as of March 31, 2007 included DDSUs issued on April 1, 2007, as the required service was provided by the period-end.

The DDSUs were redeemable in cash and/or in shares of our common stock following the participant’s retirement from the board. The redemption amount was calculated by multiplying the accumulated balance of DDSUs by the average closing price of a common share on the TSX (adjusted for the noon exchange rate) and

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

NYSE on the last five trading days prior to the redemption date. As a result of the Arrangement, all of our DDSUs were cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

The table below shows our DDSU activity for the period from April 1, 2007 through May 15, 2007.

			Aggregate
	Number of	Redemption	Intrinsic
	DDSUs	Price	Value

DDSUs outstanding as of March 31, 2007	106,578	$44.09
Granted	3,333
Exercised (paid out)	—
Forfeited	—
Expired/Cancelled	—
Settled as a result of the Arrangement	(109,911)	$44.93

DDSUs outstanding as of May 15, 2007	—	$—	$—

As a result of the Arrangement, 109,911 DDSUs were settled in cash using the $44.93 per common share transaction price for approximately $5 million.

Novelis Founders Performance Awards

In March 2005 (and amended and restated in March 2006 and February 2007), Novelis established a plan to reward certain key executives with Performance Share Units (PSUs) if Novelis common share price improvement targets were achieved within specific time periods. There were three equal tranches of PSUs, and each had a specific share price improvement target. For the first tranche, the target share price of $23.57 applied for the period from March 24, 2005 to March 23, 2008. For the second tranche, the target share price of $25.31 applied for the period from March 24, 2006 to March 23, 2008. For the third tranche, the target share price of $27.28 applied for the period from March 24, 2007 to March 23, 2008. If awarded, a particular tranche was to be paid in cash on the later of six months from the date the specific common share price target is reached or twelve months after the start of the performance period, and will be based on the average of the daily common share closing prices on the NYSE for the last five trading days prior to the payment date.

The liability for the first tranche was accrued over its term, was valued on March 24, 2006, and was paid in April 2006 in the aggregate amount of approximately $3 million.

In February 2007, our board of directors recognized that the applicable share price threshold had been (or would likely be) met with respect to the second tranche and would probably be met for the third tranche, but in light of the insiders’ awareness of the possibility of a change in control transaction, they were subject to a trading blackout. Moreover, it was unlikely that a 15 day open trading window under the Novelis disclosure and insider trading policies would arise prior to the Arrangement. Accordingly, on February 10, 2007, our board of directors further amended the PSUs in order to provide that the applicable threshold for (a) the second tranche was to be met as of February 28, 2007 and (b) the third tranche was to be met as of March 26, 2007, for purposes of PSUs to be awarded.

As a result of the Arrangement, the second and third tranches (represented by 94,450 and 85,950 PSUs, respectively) were settled in cash using the $44.93 per common share transaction price for a total of approximately $8 million.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Share-Based Compensation Expense

Total share-based compensation expense for the periods from April 1, 2007 through May 15, 2007 and from May 16, 2007 through June 30, 2007 and for the three months ended June 30, 2006 is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
Recognition Awards	$0.4	$1.5	$—
Novelis 2006 Incentive Plan (stock options)	n.a.	14.5	—
Novelis 2006 Incentive Plan (stock appreciation rights)	n.a.	5.6	—
Novelis Conversion Plan of 2005	n.a.	23.8	0.8
Stock Price Appreciation Unit Plan	n.a.	(0.5)	0.3
Total Shareholder Returns Performance Plan	n.a.	—	0.4
Deferred Share Unit Plan for Non-Executive Directors	n.a.	0.2	0.4
Novelis Founders Performance Awards	n.a.	0.1	0.2

Total Share-Based Compensation Expense	$0.4	$45.2	$2.1

n.a. — not applicable as plan was cancelled.

12.	Postretirement Benefit Plans

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the table below (in millions).

	Pension Benefits			Other Postretirement Benefits
		April 1, 2007				Three Months
	May 16, 2007	Through	Three Month	May 16, 2007	April 1, 2007	Ended
	Through	May 15,	Ended	Through	Through	June 30,
	June 30, 2007	2007	June 30, 2006	June 30, 2007	May 15, 2007	2006
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Service cost	$6	$6	$10	$1	$1	$1
Interest cost	6	6	11	1	1	2
Expected return on assets	(5)	(5)	(10)	—	—	—
Amortization — actuarial losses	—	—	2	—	—	—
— prior service cost	—	—	—	—	—	—

Net periodic benefit cost	$7	$7	$13	$2	$2	$3

The expected long-term rate of return on plan assets is 7.5% in fiscal 2008.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S. as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Malaysia and Brazil. We contributed the following amounts to all plans, including the Alcan plans that cover our employees (in millions).

			Three Months
	May 16, 2007	April 1, 2007	Ended
	Through	Through	June 30,
	June 30, 2007	May 15, 2007	2006
	Successor	Predecessor	Predecessor
Funded pension plans	$4	$4	$5
Unfunded pension plans	2	2	3
Savings and defined contribution pension plans	2	2	2

Total contributions	$8	$8	$10

During the remainder of fiscal 2008, we expect to contribute an additional $29 million to our funded pension plans, $13 million to our unfunded pension plans and $9 million to our savings and defined contribution pension plans.

13.	Currency Losses (Gains)

The following currency losses (gains) are included in the accompanying condensed consolidated statements of operations (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
Net loss (gain) on change in fair value of currency derivative instruments(A)	$(16)	$(10)	$8
Net loss (gain) on translation of monetary assets and liabilities(B)	7	4	(5)

Net currency losses (gains)	$(9)	$(6)	$3

(A)	Included in Gain on change in fair value of derivative instruments — net.

(B)	Included in Other (income) expenses — net.

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets (net of tax effect and in millions).

	May 16, 2007	January 1, 2007
	Through	Through
	June 30, 2007	March 31, 2007
	Successor	Predecessor
Cumulative currency translation adjustment — beginning of period	$—	$133
Effect of changes in exchange rates	(2)	11

Cumulative currency translation adjustment — end of period	$(2)	$144

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Certain contracts are designated as hedges of either net investment or cash flows. For these contracts we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive income (loss) within Shareholder’s equity in the accompanying condensed consolidated balance sheet.

Prior to Completion of the Arrangement

During the three months ended June 30, 2006 and the period from April 1, 2007 through May 15, 2007, we applied hedge accounting to certain of our cross-currency interest swaps with respect to intercompany loans to several European subsidiaries and forward exchange contracts. Our Euro and British pound (GBP) cross-currency interest swaps were designated as net investment hedges, while our Swiss franc (CHF) cross-currency interest rate swaps and our Brazilian real (BRL) forward foreign exchange contracts were designated as cash flow hedges. As of May 15, 2007, we had $712 million of cross-currency swaps (Euro 475 million, GBP 62 million and CHF 35 million) and $99 million of forward foreign exchange contracts (BRL 229 million). During the period from April 1, 2007 through May 15, 2007, we implemented cash flow hedge accounting for an electricity swap, which was embedded in a supply contract.

During the period from April 1, 2007 through May 15, 2007, the change in fair value of the effective and interest portions of our net investment hedges was a loss of $8 million and the change in fair value of the effective portion of our cash flow hedges was a gain of $7 million.

Impact of the Arrangement and Purchase Accounting

Concurrent with completion of the Arrangement on May 15, 2007, we dedesignated all hedging relationships. The cumulative change in fair value of effective and interest portions of these hedges, previously presented in Accumulated other comprehensive income (loss) within Shareholder’s equity on May 15, 2007, was incorporated in the new basis of accounting. As a result of purchase accounting, the fair value of all embedded derivative instruments was allocated to the fair value of their respective host contracts, reducing the fair value of embedded derivative instruments to zero.

Subsequent to Completion of the Arrangement

With exception of the electricity swap, noted above, which was redesignated as a cash flow hedge on June 1, 2007, hedge accounting was not applied to any of our financial instruments or commodity contracts after May 15, 2007 and subsequent changes in the fair value have been recognized in Gain on change in fair value of derivative instruments — net in our condensed consolidated statement of operations.

The period from May 16, 2007 through June 30, 2007, includes a gain of $2 million before tax for the change in fair value of the effective portion of our remaining cash flow hedge. As of June 30, 2007, the amount of effective net gains to be realized during the next twelve months is not significant. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair values of our financial instruments and commodity contracts as of June 30, 2007 and March 31, 2007 were as follows (in millions).

		As of June 30, 2007
		Successor
				Net Fair
	Maturity Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2007 through 2011	$25	$(17)	$8
Interest rate swaps	2007 through 2008	2	—	2
Cross-currency swaps	2007 through 2015	6	(95)	(89)
Aluminum forward contracts	2007 through 2009	40	(6)	34
Electricity swap	2016	3	—	3
Embedded derivative instruments	2007	1	(1)	—
Natural gas swaps	2007	—	(1)	(1)

Total fair value		77	(120)	(43)
Less: current portion (A)		71	(31)	40

Noncurrent portion (A)		$6	$(89)	$(83)

		As of March 31, 2007
		Predecessor
				Net Fair
	Maturity Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2007 through 2011	$16	$(20)	$(4)
Interest rate swaps	2007 through 2008	2	—	2
Cross-currency swaps	2007 through 2015	6	(90)	(84)
Aluminum forward contracts	2007 through 2009	60	(8)	52
Aluminum options	2007	1	—	1
Electricity swap	2016	60	—	60
Embedded derivative instruments	2007	1	—	1
Natural gas swaps	2007	1	—	1

Total fair value		147	(118)	29
Less: current portion (A)		92	(33)	59

Noncurrent portion (A)		$55	$(85)	$(30)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented in the accompanying condensed consolidated balance sheets. The amounts of the current and noncurrent portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

15.	Other (Income) Expenses — Net

Other (income) expenses — net is comprised of the following (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
Restructuring charges — net	$1	$1	$2
Exchange (gains) losses — net	7	4	(5)
Other — net	3	(1)	(1)

Other (income) expenses — net	$11	$4	$(4)

16.	Income Taxes

We provide for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes. In accordance with APB Opinion No. 28, Interim Financial Reporting, and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (FIN No. 18), the provision for taxes on income recognizes our estimate of the effective tax rate expected to be applicable for the full fiscal year, adjusted for the impact of any discrete events, which are reported in the period in which they occur. Each quarter, we re-evaluate our estimated tax expense for the year and make adjustments for changes in the estimated tax rate. Additionally, we evaluate the realizability of our deferred tax assets on a quarterly basis. Our evaluation considers all positive and negative evidence and factors, such as the scheduled reversal of temporary differences, historical and projected future taxable income or losses, and prudent and feasible tax planning strategies.

The provision (benefit) for taxes on loss for (1) the periods from May 16, 2007 through June 30, 2007 (Successor) and April 1, 2007 through May 15, 2007 (Predecessor) were based on the estimated effective tax rates applicable for the year ending March 31, 2008, after considering items specifically related to the interim period and (2) the three months ended June 30, 2006 was based on the estimated effective tax rates applicable for the year ended December 31, 2006, after considering items specifically related to the interim period.

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions).

			Three Months
	May 16, 2007	April 1, 2007	Ended
	Through	Through	June 30,
	June 30, 2007	May 15, 2007	2006
	Successor	Predecessor	Predecessor
Pre-tax loss before equity in net income of non-consolidated affiliates and minority interests’ share	$(19)	$(95)	$(14)

Canadian statutory tax rate	33%	33%	33%

Income taxes (benefit) at the Canadian statutory rate	$(6)	$(31)	$(4)
Increase (decrease) in tax rate resulting from:
Exchange translation items	20	23	24
Exchange remeasurement of deferred income taxes	3	3	—
Change in valuation allowances	21	13	(3)
Expense/income items with no tax effect — net	(6)	(9)	(8)
Tax rate differences on foreign earnings	2	2	(29)
Other — net	2	3	—

Provision (benefit) for taxes on loss	$36	$4	$(20)

Effective tax rate	(189)%	(4)%	143%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Our effective tax rate differs from the Canadian statutory rate primarily due to three factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect which is shown above as exchange translation items; (2) changes in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (3) differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions shown above as tax rate differences on foreign earnings.

Cash taxes paid for the periods from May 16, 2007 through June 30, 2007 and April 1, 2007 through May 15, 2007 were $12 million and $9 million, respectively. Cash taxes paid for the three months ended June 30, 2006 were $7 million.

Adoption of FASB Interpretation No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FASB Interpretation No. 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB Interpretation No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we increased our reserves for uncertain tax positions by $1 million. We recognized the increase as a cumulative effect adjustment to Shareholder’s equity, as an increase to our Accumulated deficit. Including this adjustment, reserves for uncertain tax positions totaled $45 million as of January 1, 2007. Of this total, $43 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

Tax authorities are currently examining certain prior years’ tax returns for 1999-2003. We are evaluating potential adjustments related to certain items and we anticipate that it is reasonably possible that settlement of the examination will result in a payment in the range of up to $5 million and a corresponding decrease in unrecognized tax benefits by March 31, 2008.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $10 million decrease in unrecognized tax benefits by March 31, 2008 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties as of January 1, 2007.

With the exception of the ongoing tax examinations described above, we are no longer subject to any income tax examinations by any tax authorities for years before 2001. With few exceptions, tax returns for all jurisdictions for all tax years after 2000 are subject to examination by taxing authorities.

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Provision (benefit) for taxes on income (loss). As of March 31, 2007, we had $1 million accrued for potential interest on income taxes and no amounts accrued for potential penalties. For the periods from April 1, 2007 through May 15, 2007 and from May 16, 2007 through June 30, 2007, our Provision (benefit) for taxes on loss included a charge for an additional $0.3 million and $2 million of potential interest, respectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

17.	Commitments and Contingencies

Primary Supplier

Alcan is our primary supplier of prime and sheet ingot. Purchases from Alcan represented 35% and 44% of our total combined prime and sheet ingot purchases for the three months ended June 30, 2007 and 2006, respectively.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have until October 19, 2007 to complete their review, unless that review time is extended by mutual agreement. In the quarter ended September 30, 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

Since our fiscal 2005 Annual Report on Form 10-K was not filed until August 25, 2006, we recognized a liability for the full settlement amount of $71 million on December 31, 2005, included in Accrued expenses and other current liabilities on our consolidated balance sheet, with a corresponding charge against earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets on our consolidated balance sheet of $31 million, with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we only recognized an insurance receivable to the extent that coverage was not in dispute. This resulted in a net charge of $40 million during the quarter ended December 31, 2005.

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended September 30, 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by certain of our insurance carriers, who have yet to complete their review as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of June 30, 2007 and March 31, 2007.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

favorable, such that insurance coverage is in excess of the net expense that we have recognized to date. This would result in our recording a non-cash gain in the period of resolution, and this non-cash gain could have a material impact on our results of operations during the period in which such a determination is made.

Coca-Cola Lawsuits.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in state court in Georgia. In addition, a lawsuit was commenced against Novelis Corporation and Alcan Corporation on April 3, 2007 by Coca-Cola Enterprises Inc, Enterprises Acquisition Company, Inc., The Coca-Cola Company and The Coca-Cola Trading Company, Inc (collectively CCE) in federal court in Georgia. Novelis intends to defend these claims vigorously.

CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the most favored nations provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has moved to dismiss the complaint and has filed its answer.

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nation” provision of the CCE supply agreement. If CCE were to prevail in this litigation, the amount of damages would likely be material. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the supply agreement ought to be interpreted. Novelis Corporation has moved to dismiss the complaint and has not yet filed its answer. We have not recorded any reserves for these matters.

Anheuser-Busch Litigation.  On September 19, 2006, Novelis Corporation filed a lawsuit against Anheuser-Busch, Inc. in federal court in Ohio. Anheuser-Busch, Inc. subsequently filed suit against Novelis Corporation and the Company in federal court in Missouri. On January 3, 2007, Anheuser-Busch, Inc.’s suit was transferred to the Ohio federal court.

Novelis Corporation alleges that Anheuser-Busch, Inc. breached the existing multi-year aluminum can stock supply agreement between the parties, and we seek monetary damages and declaratory relief. Among other claims, we assert that since entering into the supply agreement, Anheuser-Busch, Inc. has breached its confidentiality obligations and there has been a structural change in market conditions that requires a change to the pricing provisions under the agreement.

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

ARCO Aluminum Complaint.  On May 24, 2007, Arco Aluminum Inc. (ARCO) filed a complaint against Novelis Corporation and Novelis Inc. in the United States District Court for the Western District of Kentucky.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

ARCO is seeking a court declaration that (1) Novelis and its affiliates are prohibited from exercising any managerial authority or control over the joint venture, (2) Novelis’ interest in the joint venture is limited to an economic interest only and (3) ARCO has authority to act on behalf of the joint venture. Or, alternatively, ARCO is seeking a reversion of the production management function to Logan Aluminum, and a change in the composition of the board of directors of the entity that manages the joint venture. Novelis filed its answer to the complaint on July 16, 2007.

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a jury demand. Those motions are pending. We intend to defend these proceedings vigorously.

Environmental Matters

Oswego North Ponds.  As previously disclosed, Oswego North Ponds is currently our largest known single environmental loss contingency. In the late 1960s and early 1970s, Novelis Corporation, (formerly known as Alcan Aluminum Corporation, or Alcancorp) used an oil containing polychlorinated biphenyls (PCBs) in its re-melt operations in Oswego, New York. At the time, Novelis Corporation utilized a once-through cooling water system that discharged through a series of constructed ponds and wetlands, collectively referred to as the North Ponds. In the early 1980s, low levels of PCBs were detected in the cooling water system discharge and Novelis Corporation performed several subsequent investigations. The PCB-containing hydraulic oil, Pydraul, which was eliminated from use by Novelis Corporation in the early 1970s, was identified as the source of contamination. In the mid-1980s, the Oswego North Ponds site was classified as an “inactive hazardous waste disposal site” and added to the New York State Registry. Novelis Corporation ceased discharge through the North Ponds in mid-2002.

In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is in the range of $12 million to $26 million. Based upon the report and other factors, we accrued $19 million as our estimated cost. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and a Consent Order for the implementation of the remediation plan was executed by NYSDEC and Novelis Corporation, effective January 1, 2007. We believe that our estimate of $19 million is reasonable, and that the remediation plan will be designed and implemented in 2008.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of June 30, 2007 and March 31, 2007, we had cash deposits aggregating approximately $27 million and $25 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Minister of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $11 million to $63 million as of June 30, 2007. In total, these reserves approximate $100 million as of June 30, 2007 and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheets.

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

In the case of our wholly-owned subsidiaries, the indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. For our majority-owned subsidiaries, the indebtedness guaranteed is for short-term loan, overdraft and other debt facilities with financial institutions, some of which have various expiration dates through the end of calendar year ending December 31, 2007. Other of the guarantees have indefinite terms and expire upon written notice among the parties. Neither we nor any of our subsidiaries or non-consolidated affiliates holds any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Since we consolidate wholly-owned and majority-owned subsidiaries in our financial statements, all outstanding liabilities associated with trade accounts payable and short-term debt facilities for these entities are already included in our condensed consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness as of June 30, 2007 (in millions).

	Maximum Potential	Liability Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$76	$45
Majority-owned subsidiaries	3	—
Aluminium Norf GmbH	13	—

18.	Segment and Major Customer Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, we changed our segment performance measure to Segment Income, as defined below. As a result, certain prior period amounts have been reclassified to conform to the new segment performance measure.

We measure the profitability and financial performance of our operating segments, based on Segment Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Segment Income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment Income as earnings before (a) interest expense and amortization of debt issuance costs — net; (b) unrealized gains (losses) on change in fair value of derivative instruments — net; (c) realized gains (losses) on corporate derivative instruments — net; (d) depreciation and amortization; (e) impairment charges on long-lived assets; (f) minority interests’ share; (g) adjustments to reconcile our proportional share of Segment Income from non-consolidated affiliates to income as determined on the equity method of accounting; (h) restructuring charges — net; (i) gains or losses on disposals of property, plant and equipment and businesses — net; (j) corporate selling, general and administrative expenses; (k) other corporate costs — net; (l) sale transaction fees; (m) litigation settlement — net of insurance recoveries; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting change.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying condensed consolidated statements of operations, change in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in net income (loss) in Gain on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e., realized) during that period.

The tables below show selected segment financial information as of June 30, 2007 and 2006, for the periods from May 16, 2007 through June 30, 2007 and from April 1, 2007 through May 15, 2007 and for the three months ended June 30, 2006 (in millions). The Corporate and Other column in the tables below includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Selected Segment Financial Information

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total

June 30, 2007 (Successor)	$4,524	$3,696	$1,323	$1,321	$(106)	$65	$10,823

March 31, 2007 (Predecessor)	$1,566	$2,543	$1,110	$821	$(114)	$44	$5,970

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
May 16, 2007 Through June 30, 2007	America	Europe	Asia	America	Consolidation	and Other	Total

(Successor)
Net sales (to third parties)	$574	$593	$246	$134	$—	$—	$1,547
Intersegment sales	1	—	3	16	—	(20)	—
Segment Income (Loss)	23	43	(2)	20	—	—	84
Depreciation and amortization	21	22	8	7	(5)	—	53
Capital expenditures	5	12	4	3	(3)	1	22

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
April 1, 2007 Through May 15, 2007	America	Europe	Asia	America	Consolidation	and Other	Total

(Predecessor)
Net sales (to third parties)	$446	$510	$216	$109	$—	$—	$1,281
Intersegment sales	—	—	1	7	—	(8)	—
Segment Income (Loss)	(24)	32	6	19	—	—	33
Depreciation and amortization	7	11	7	5	(3)	1	28
Capital expenditures	4	6	5	2	(1)	1	17

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended June 30, 2006	America	Europe	Asia	America	Consolidation	and Other	Total

(Predecessor)
Net sales (to third parties)	$992	$922	$453	$201	$(4)	$—	$2,564
Intersegment sales	1	—	5	11	—	(17)	—
Segment Income	23	80	26	44	—	—	173
Depreciation and amortization	18	24	13	11	(8)	1	59
Capital expenditures	10	9	8	8	(2)	1	34

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table shows the reconciliation from Total Segment Income to Net income (loss) (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
Total Segment Income	$84	$33	$173
Interest expense and amortization of debt issuance costs — net	(25)	(26)	(49)
Unrealized gains (losses) on change in fair value of derivative instruments — net (A)	(15)	5	(37)
Realized gains (losses) on corporate derivative instruments — net	8	(3)	—
Depreciation and amortization	(53)	(28)	(59)
Minority interests’ share	2	1	(4)
Adjustment to eliminate proportional consolidation (B)	(9)	(7)	(9)
Restructuring charges — net	(1)	(1)	(2)
Corporate selling, general and administrative expenses	(8)	(35)	(29)
Other corporate costs — net	(1)	—	2
Sale transaction fees	—	(32)	—
Benefit (provision) for taxes on loss	(36)	(4)	20

Net income (loss)	$(54)	$(97)	$6

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period. Realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in Gain on change in fair value of derivative instruments — net on our condensed consolidated statements of operations.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2006
	Successor	Predecessor	Predecessor
Gains (losses) on change in fair value of derivative instruments — net:
Realized and included in Segment Income	$21	$18	$78
Realized on corporate derivative instruments	8	(3)	—
Unrealized	(15)	5	(37)

Gain on change in fair value of derivative instruments — net	$14	$20	$41

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 7 —

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Information about Major Customers

All of our operating segments had net sales to Rexam Plc (Rexam), our largest customer. Net sales to Rexam represented 15.8%, 11.2% and 12.9% of our total net sales for the (1) periods from May 16, 2007 through June 30, 2007 and from April 1, 2007 through May 15, 2007 and (2) the three months ended June 30, 2006, respectively.

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

The following information presents consolidating statements of operations, consolidating balance sheets and consolidating statements of cash flows of the Parent, the Guarantors, and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	May 16, 2007 Through June 30, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$245	$1,347	$419	$(464)	$1,547

Cost of goods sold (exclusive of depreciation and amortization shown below)	246	1,251	402	(463)	1,436
Selling, general and administrative expenses	5	25	12	—	42
Depreciation and amortization	3	38	12	—	53
Research and development expenses	2	7	4	—	13
Interest expense and amortization of debt issuance costs — net	3	20	2	—	25
Gain on change in fair value of derivative instruments — net	(13)	(4)	3	—	(14)
Equity in net loss of affiliates	35	1	—	(35)	1
Other (income) expenses — net	(4)	14	1	—	11

	277	1,352	436	(498)	1,567

Loss before provision for taxes on loss and minority interests’ share	(32)	(5)	(17)	34	(20)
Provision for taxes on loss	22	14	—	—	36

Loss before minority interests’ share	(54)	(19)	(17)	34	(56)
Minority interests’ share	—	—	2	—	2

Net loss	$(54)	$(19)	$(15)	$34	$(54)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	April 1, 2007 Through May 15, 2007 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$129	$1,020	$359	$(227)	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	131	961	340	(227)	1,205
Selling, general and administrative expenses	29	51	15	—	95
Depreciation and amortization	2	18	8	—	28
Research and development expenses	5	1	—	—	6
Interest expense and amortization of debt issuance costs — net	3	20	3	—	26
(Gain) loss on change in fair value of derivative instruments — net	(2)	(19)	1	—	(20)
Equity in net (income) loss of affiliates	29	(1)	—	(29)	(1)
Sale transaction fees	32	—	—	—	32
Other (income) expenses — net	(3)	9	(2)	—	4

	226	1,040	365	(256)	1,375

Loss before provision for taxes on loss and minority interests’ share	(97)	(20)	(6)	29	(94)
Provision for taxes on loss	—	3	1	—	4

Loss before minority interests’ share	(97)	(23)	(7)	29	(98)
Minority interests’ share	—	—	1	—	1

Net loss	$(97)	$(23)	$(6)	$29	$(97)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	Three Months Ended June 30, 2006 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$419	$2,173	$756	$(784)	$2,564

Cost of goods sold (exclusive of depreciation and amortization shown below)	405	2,074	709	(781)	2,407
Selling, general and administrative expenses	21	60	17	—	98
Depreciation and amortization	3	39	17	—	59
Research and development expenses	7	3	—	—	10
Interest expense and amortization of debt issuance costs — net	10	35	4	—	49
Gain on change in fair value of derivative instruments — net	—	(42)	1	—	(41)
Equity in net income of affiliates	(26)	(4)	—	26	(4)
Other (income) expenses — net	(8)	7	(3)	—	(4)

	412	2,172	745	(755)	2,574

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	7	1	11	(29)	(10)
Provision (benefit) for taxes on income (loss)	1	(7)	(14)	—	(20)

Income before minority interests’ share	6	8	25	(29)	10
Minority interests’ share	—	—	(4)	—	(4)

Net income	$6	$8	$21	$(29)	$6

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Balance Sheet
(In millions)

	As of June 30, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$29	$141	$16	$—	$186
Accounts receivable — net of allowances
— third parties	40	979	409	—	1,428
— related parties	395	443	26	(838)	26
Inventories	60	1,047	398	(1)	1,504
Prepaid expenses and other current assets	3	26	12	—	41
Current portion of fair value of derivative instruments	3	67	1	—	71
Deferred income tax assets	—	38	4	—	42

Total current assets	530	2,741	866	(839)	3,298
Property, plant and equipment — net	113	2,419	793	—	3,325
Goodwill	—	1,977	363	—	2,340
Intangible assets — net	—	784	79	—	863
Investments	3,653	1,307	—	(4,202)	758
Fair value of derivative instruments — net of current portion	—	6	—	—	6
Deferred income tax assets	1	57	36	—	94
Other long-term assets	1,317	146	132	(1,456)	139

Total assets	$5,614	$9,437	$2,269	$(6,497)	$10,823

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$—	$3	$138	$—	$141
Short-term borrowings
— third parties	35	323	32	—	390
— related parties	12	475	44	(531)	—
Accounts payable
— third parties	125	951	488	—	1,564
— related parties	66	219	72	(307)	50
Accrued expenses and other current liabilities	70	608	89	—	767
Deferred income tax liabilities	—	67	—	—	67

Total current liabilities	308	2,646	863	(838)	2,979
Long-term debt — net of current portion
— third parties	1,724	602	2	—	2,328
— related parties	—	1,204	252	(1,456)	—
Deferred income tax liabilities	1	731	54	—	786
Accrued postretirement benefits	21	299	114	—	434
Other long-term liabilities	118	567	20	—	705

	2,172	6,049	1,305	(2,294)	7,232

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	149	—	149

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
(Accumulated deficit)/retained earnings/owner’s net investment	(54)	3,352	852	(4,204)	(54)
Accumulated other comprehensive income (loss)	(1)	36	(37)	1	(1)

Total shareholder’s equity	3,442	3,388	815	(4,203)	3,442

Total liabilities and shareholder’s equity	$5,614	$9,437	$2,269	$(6,497)	$10,823

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Balance Sheet
(In millions)

	As of March 31, 2007 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$6	$71	$51	$—	$128
Accounts receivable — net of allowances
— third parties	36	903	411	—	1,350
— related parties	416	500	58	(949)	25
Inventories	65	1,004	417	(3)	1,483
Prepaid expenses and other current assets	3	26	10	—	39
Current portion of fair value of derivative instruments	—	88	4	—	92
Deferred income tax assets	3	12	4	—	19

Total current assets	529	2,604	955	(952)	3,136
Property, plant and equipment — net	112	1,229	765	—	2,106
Goodwill	—	29	210	—	239
Intangible assets — net	—	18	2	—	20
Investments	362	153	—	(362)	153
Fair value of derivative instruments — net of current portion	—	55	—	—	55
Deferred income tax assets	1	66	35	—	102
Other long-term assets	1,231	160	132	(1,364)	159

Total assets	$2,235	$4,314	$2,099	$(2,678)	$5,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$3	$140	$—	$143
Short-term borrowings
— third parties	—	241	4	—	245
— related parties	15	529	61	(605)	—
Accounts payable
— third parties	116	938	560	—	1,614
— related parties	69	240	84	(344)	49
Accrued expenses and other current liabilities	63	317	100	—	480
Deferred income tax liabilities	—	73	—	—	73

Total current liabilities	263	2,341	949	(949)	2,604
Long-term debt — net of current portion
— third parties	1,659	496	2	—	2,157
— related parties	—	1,116	248	(1,364)	—
Deferred income tax liabilities	—	89	14	—	103
Accrued postretirement benefits	19	293	115	—	427
Other long-term liabilities	119	214	19	—	352

	2,060	4,549	1,347	(2,313)	5,643

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	152	—	152

Shareholders’ equity
Common stock	—	—	—	—	—
Additional paid-in capital	428	—	—	—	428
(Accumulated deficit)/retained earnings/owner’s net investment	(263)	(458)	575	(117)	(263)
Accumulated other comprehensive income	10	223	25	(248)	10

Total shareholders’ equity	175	(235)	600	(365)	175

Total liabilities and shareholders’ equity	$2,235	$4,314	$2,099	$(2,678)	$5,970

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	May 16, 2007 Through June 30, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$14	$(23)	$(35)	—	$(44)

INVESTING ACTIVITIES
Capital expenditures	(2)	(18)	(2)	—	(22)
Proceeds from sales of assets	—	—	1	—	1
Changes to investment in and advances to non-consolidated affiliates	(40)	1	—	40	1
Proceeds from loans receivable — net — related parties	—	4	—	—	4
Net proceeds from settlement of derivative instruments	6	22	1	—	29

Net cash provided by (used in) investing activities	(36)	9	—	40	13

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	40	—	(40)	92
Principal repayments	(7)	(39)	—	—	(46)
Short-term borrowings — net
— third parties	(10)	72	21	—	83
— related parties	(19)	8	11	—	—
Dividends
— minority interests	—	—	(1)	—	(1)
Debt issuance costs	(13)	—	—	—	(13)

Net cash provided by financing activities	43	81	31	(40)	115

Net increase (decrease) in cash and cash equivalents	21	67	(4)	—	84
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	—	—	—
Cash and cash equivalents — beginning of period	8	74	20	—	102

Cash and cash equivalents — end of period	$29	$141	$16	$—	$186

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	April 1, 2007 Through May 15, 2007 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash used in operating activities	$(21)	$(181)	$(28)	$—	$(230)

INVESTING ACTIVITIES
Capital expenditures	(1)	(10)	(6)	—	(17)
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Net proceeds from settlement of derivative instruments	(5)	23	—	—	18

Net cash (used in) provided by investing activities	(6)	14	(6)	—	2

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	150	—	—	150
Principal repayments	—	(1)	—	—	(1)
Short-term borrowings — net
— third parties	45	9	6	—	60
— related parties	(15)	11	4	—	—
Dividends
— minority interests	—	—	(7)	—	(7)
Debt issuance costs	(2)	—	—	—	(2)
Proceeds from the exercise of stock options	1	—	—	—	1

Net cash provided by financing activities	29	169	3	—	201

Net increase (decrease) in cash and cash equivalents	2	2	(31)	—	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	—	—	1
Cash and cash equivalents — beginning of period	6	71	51		128

Cash and cash equivalents — end of period	$8	$74	$20	$—	$102

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	Three Months Ended June 30, 2006 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$57	$(27)	$(20)	$(46)	$(36)

INVESTING ACTIVITIES
Capital expenditures	(2)	(19)	(13)	—	(34)
Proceeds from sales of assets	—	1	—	—	1
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Proceeds from loans receivable — net — related parties	20	(6)	3	(8)	9
Net proceeds from settlement of derivative instruments	—	87	(1)	—	86

Net cash provided by (used in) investing activities	18	64	(11)	(8)	63

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	—	20	—	20
— related parties	—	59	—	(59)	—
Principal repayments
— third parties	(21)	(36)	(40)	—	(97)
— related parties	(40)	(24)	(3)	67	—
Short-term borrowings — net
— third parties	—	32	(4)	—	28
— related parties	(20)	(12)	32	—	—
Dividends
— common shareholders	(7)	(45)	(1)	46	(7)
— minority interests	—	—	(1)	—	(1)
Debt issuance costs	(3)	—	—	—	(3)

Net cash provided by (used in) financing activities	(91)	(26)	3	54	(60)

Net increase (decrease) in cash and cash equivalents	(16)	11	(28)	—	(33)
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	1	—	2
Cash and cash equivalents — beginning of period	29	55	40	—	124

Cash and cash equivalents — end of period	$13	$67	$13	$—	$93

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following information should be read together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA.”

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the construction and industrial, beverage and food cans, foil products and transportation markets. As of June 30, 2007, we had operations on four continents: North America; South America; Asia and Europe, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

Acquisition of Novelis Common Stock

On May 15, 2007, the Company was acquired by Hindalco Industries, Limited (Hindalco) through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007. As a result of the Arrangement, Acquisition Sub acquired all of the Company’s outstanding common shares at a price of $44.93 per share, and all outstanding stock options and other equity incentives were terminated in exchange for cash payments. The aggregate purchase price for the Company’s common shares was $3.4 billion and immediately following the Arrangement, the common shares of the Company were transferred from Acquisition Sub to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum). Hindalco also assumed $2.8 billion of Novelis’ debt for a total transaction value of $6.2 billion.

On June 22, 2007, we issued 2,044,122 additional common shares to AV Aluminum for $44.93 per share resulting in an additional equity contribution of approximately $92 million. This contribution was equal in amount to certain payments made by Novelis related to change in control compensation to certain employees and directors, lender fees and other transaction costs incurred by the Company. As this transaction was approved by the Company and executed subsequent to the Arrangement, the $92 million cash payment is not included in the determination of total purchase price.

As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying condensed and consolidated financial statements, the Arrangement was recorded in accordance with Staff Accounting Bulletin No. 103, Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB No. 103), which states that purchase transactions that result in an entity becoming substantially wholly-owned establish a new basis of accounting for the purchased assets and liabilities. Accordingly, in the accompanying June 30, 2007 condensed consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the condensed consolidated financial statements and certain note presentations separate the Company’s presentations into two distinct periods, the period up to, and including, the acquisition date (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented. The accompanying condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

REFERENCES

References herein to “Novelis”, the “Company”, “we”, “our”, or “us” refer to Novelis Inc. and its subsidiaries as both Predecessor and Successor unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. References herein to “Alcan” refer to Alcan, Inc.

References to our Form 10-K made throughout this document shall refer to our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, originally filed with the United States Securities and Exchange Commission (SEC) on March 1, 2007, as amended on April 30, 2007.

CHANGE IN FISCAL YEAR END

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. This Quarterly Report on Form 10-Q for the period from April 1, 2007 to June 30, 2007 is our first quarter filing for our new fiscal year ending March 31, 2008, and references to this quarter will be to the first quarter of fiscal 2008. Comparisons will be made to the three months ended June 30, 2006, which will be referred to as the comparable prior year period, the quarter ended June 30, 2006 or the three months ended June 30, 2006.

NOTE REGARDING COMBINED RESULTS OF OPERATIONS AND SELECTED FINANCIAL AND OPERATING INFORMATION DUE TO THE ACQUISITION

As discussed above, the Arrangement created a new basis of accounting. Under generally accepted accounting principles in the United States of America (GAAP), the condensed consolidated financial statements for the three months ended June 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our results of operations for the three months ended June 30, 2007 in comparison with the three months ended June 30, 2006, in this section, our Predecessor results and our Successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures, do not include any pro-forma assumptions or adjustments and should not be used in isolation or substitution of the Predecessor and Successor results.

Shown below are combining schedules of (1) shipments and (2) our results of operations for periods allocable to the Successor, Predecessor and the combined presentation for the three months ended June 30, 2007 that we use throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	Successor	Predecessor	Combined
Combined Shipments:
Shipments (kt(A)):
Rolled products	407	348	755
Ingot products(B)	23	15	38

Total shipments	430	363	793

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Ingot products shipments include primary ingot in Brazil, foundry products sold in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum sales.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	Successor	Predecessor	Combined
Combined Results of Operations ($ in millions)
Net sales	$1,547	$1,281	$2,828

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,436	1,205	2,641
Selling, general and administrative expenses	42	95	137
Depreciation and amortization	53	28	81
Research and development expenses	13	6	19
Interest expense and amortization of debt issuance costs — net	25	26	51
Gain on change in fair value of derivative instruments — net	(14)	(20)	(34)
Equity in net (income) loss of non-consolidated affiliates	1	(1)	—
Sale transaction fees	—	32	32
Other expenses — net	11	4	15

	1,567	1,375	2,942

Loss before provision for taxes on loss and minority interests’ share	(20)	(94)	(114)
Provision for taxes on loss	36	4	40

Loss before minority interests’ share	(56)	(98)	(154)
Minority interests’ share	2	1	3

Net loss	$(54)	$(97)	$(151)

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the three months ended June 30, 2007 and 2006 are presented briefly below. Each is discussed in further detail throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Shipments and selected financial information are as follows:

	Three Months
	Ended
	June 30,
	2007	2006
	Combined	Predecessor
	($ in millions)

Shipments (kt):
Rolled products	755	753
Ingot products	38	47

Total shipments	793	800

Net sales	$2,828	$2,564
Net income (loss)	$(151)	$6
Increase in total debt(A)	$248	$44

(A)	Excluding unamortized fair value adjustments of $66 million as of June 30, 2007 recorded as part of the acquisition by Hindalco.

•	Rolled products shipments increased in Europe driven by strong demand across the product lines and in the can market in South America. These gains were offset by lower shipments in North America and Asia. North America experienced lower demand from distributors due to the slowdown in the housing market. In addition, North America can sheet shipments were negatively impacted by a labor strike at one of our large customers during the first quarter of fiscal 2008. Asia had lower shipments in industrial and light gauge markets as a result of continued price pressure from Chinese exports.

•	London Metal Exchange (LME) pricing for aluminum (metal) was an average of 4.1% higher during the first quarter of fiscal 2008 than the comparable prior year period.

•	Net sales for the first quarter of fiscal 2008 increased from the comparable prior year period due primarily to increased prices, lower exposure to metal price ceilings and a rise in LME prices. The benefit of higher LME prices was limited by metal price ceilings in sales contracts representing approximately 10% of our total shipments in the fiscal 2008 quarter and 20% of our total shipments in the comparable prior year period. During the first quarter of fiscal 2008 and the comparable prior year period, we were unable to pass through approximately $80 million and $140 million, respectively, of metal purchase costs associated with sales under these contracts for a net favorable comparable impact of approximately $60 million. The first quarter of fiscal 2008 was also positively impacted by $44 million related to the accretion of fair value reserves associated with these contracts as discussed more fully below under Metal Price Ceilings.

•	Compared to the prior year quarter ending June 30, 2006, net income for the first quarter of fiscal 2008 was negatively impacted by the following items associated with or triggered by the Arrangement: (1) $43 million (pre-tax) of incremental stock compensation expense, (2) $32 million (pre-tax) of sale transaction fees, (3) $19 million (pre-tax) of incremental expenses (described below) associated with push down accounting and the preliminary fair value allocation of purchase price. Other items negatively impacting the first quarter of fiscal 2008 compared to the quarter ended June 30, 2006 include metal price lag described below and $60 million of additional income tax expense.

•	Our total debt increased $248 million (excluding unamortized fair value adjustments of $66 million recorded as part of the acquisition by Hindalco) during the quarter ended June 30, 2007 as a result of our need to fund additional working capital requirements and certain costs associated with the Arrangement, including sale transaction fees and share-based compensation.

•	As described more fully in Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements, the consideration paid by Hindalco to acquire Novelis have been pushed down to us and initially allocated to the assets acquired and liabilities assumed based on our preliminary estimates of fair value, using methodologies and assumptions that we believe are reasonable. This preliminary allocation of fair value results in additional charges or income to the post-acquisition consolidated statement of operations. A summary of the pre-tax impacts of these items on the first quarter of fiscal 2008 is shown below (in millions).

	Increase (Decrease) to:
	Pre-Tax	Segment
	Income	Income(A)

Depreciation and amortization	$(22)	$—
Favorable/unfavorable contracts	43	43
In-process research and development write-off	(9)	(9)
Inventory	(29)	(29)
Equity investments	(3)	—
Fair value of debt	1	—

Total pre-tax impact	$(19)	$5

(A)	We use Segment Income to measure the profitability and financial performance of our operating segments, as discussed below in “RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2007 (THREE MONTHS COMBINED NON-GAAP) COMPARED TO THE QUARTER ENDED JUNE 30, 2006.”

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

METAL PRICE CEILINGS

Sales contracts representing approximately 10% and 20% of our total shipments for the first quarter of fiscal 2008 and the comparable prior year period, respectively, provide for a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. This negatively impacts our margins when the price we pay for metal is above the ceiling price contained in these contracts. During the first quarter of fiscal 2008 and the comparable prior year period, we were unable to pass through approximately $80 million and $140 million, respectively, of metal purchase costs associated with sales under these contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time), and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments.

In connection with the preliminary allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into revenue over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. During the period from May 16, 2007 through June 30, 2007, we recorded accretion of $44 million.

The contracts with metal price ceilings expire at varying times and our estimated remaining exposure approximates 10% of estimated shipments in the remaining three quarters of fiscal 2008. Based on a June 30, 2007 aluminum price of $2,686 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $175 — $185 million for the remainder of fiscal 2008 and $395 — $415 million in the aggregate thereafter. Under these scenarios, and ignoring working capital timing, we expect that cash flows from operations will be impacted negatively by these same amounts, offset partially by reduced income taxes.

METAL PRICE LAG

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference in the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices our earnings benefit from this timing difference while the opposite is true in periods of declining prices, and we refer to this timing difference as metal price lag. Metal price lag negatively impacted the first quarter of fiscal 2008 by $4 million and benefited the comparable prior year period by approximately $77 million, for a net unfavorable impact of $81 million.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase futures, call options and/or synthetic call options on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September of 2006, we began purchasing both fixed forward derivative instruments and put options, thereby creating synthetic call options, to hedge our exposure to further metal price increases. We have not entered into any synthetic call options beyond December 31, 2007.

During the quarter ended September 30, 2006, we began selling short-term LME forward contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag. In Europe, we enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments purchased to offset this risk. The net sales and Segment Income impacts are described more fully in the Operations and Segment Review for our Europe operating segment.

For accounting purposes, we do not treat all derivative instruments as hedges under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In those cases, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further earnings volatility as a result. In the accompanying condensed consolidated statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Gain on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

INTERNAL CONTROLS

We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and continue to report as of June 30, 2007, that we have a material weakness in our internal control over financial reporting as we did not maintain effective controls over accounting for income taxes. See Item 4. Controls and Procedures.

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

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters. On November 8, 2006, we executed a settlement agreement with Alcan resolving the working capital and cash balance adjustments to the opening balance sheet and issues relating to the transfer of U.S. pension assets and liabilities from Alcan to Novelis. As of June 30, 2007 there remains an outstanding matter related to two pension plans for those employees who elected to transfer their past service to Novelis, one in Canada and one in the U.K. We expect this transfer will take place by December 2007, and we expect that the plan assets transferred will approximate the liabilities assumed. To the extent that they are different, we will record a purchase price adjustment.

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

OPERATIONS AND SEGMENT REVIEW

The following tables present our shipments, our results of operations, prices for aluminum, oil and natural gas and key currency exchange rates for the three months ended June 30, 2007 and 2006, as well as the percentage changes from period to period.

	Three Months
	Ended
	June 30,		Percent
	2007	2006	Change
	Combined	Predecessor

Shipments (kt)
Rolled products, including tolling (the conversion of customer-owned metal)	755	753	0.3%
Ingot products, including primary and secondary ingot and recyclable aluminum	38	47	(19.1)%

Total shipments	793	800	(0.9)%

	Three Months
	Ended
	June 30,		Percent
	2007	2006	Change
	($ in millions)
	Combined	Predecessor

Results of Operations
Net sales	$2,828	$2,564	10.3%

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,641	2,407	9.7%
Selling, general and administrative expenses	137	98	39.8%
Depreciation and amortization	81	59	37.3%
Research and development expenses	19	10	90.0%
Interest expense and amortization of debt issuance costs — net	51	49	4.1%
Gain on change in fair value of derivatives — net	(34)	(41)	(17.1)%
Equity in net income of non-consolidated affiliates	—	(4)	(100.0)%
Sale transaction fees	32	—	n.m.
Other (income) expenses — net	15	(4)	(475.0)%

	2,942	2,574	14.3%

Loss before provision (benefit) for taxes on loss and minority interests’ share	(114)	(10)	1,040.0%
Provision (benefit) for taxes on loss	40	(20)	(300.0)%

Income (loss) before minority interests’ share	(154)	10	(1,640.0)%
Minority interests’ share	3	(4)	(175.0)%

Net income (loss)	$(151)	$6	(2,616.7)%

n.m. — not meaningful

	Three Months
	Ended
	June 30,		Percent
	2007	2006	Change
	Combined	Predecessor

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of quarter	$2,686	$2,551	5.3%
Average cash price during the quarter	$2,761	$2,652	4.1%

	Three Months
	Ended		U.S. Dollar
	June 30,		Strengthen/
	2007	2006	(Weaken)
	Combined	Predecessor

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per Euro	1.354	1.275	(6.2)%
Brazilian real per U.S. dollar	1.961	2.185	(10.3)%
South Korean won per U.S. dollar	927	946	(2.1)%
Canadian dollar per U.S. dollar	1.080	1.113	(3.0)%

	Three Months
	Ended
	June 30,		Percent
	2007	2006	Change
	Combined	Predecessor

New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude
Average settlement price (per barrel)	$61.69	$67.25	(8.3)%
Natural Gas
Average Henry Hub contract settlement price (per MMBTU) (A)	$7.55	$6.78	11.4%

(A)	One MMBTU is the equivalent of one decatherm, or one million British Thermal Units (BTU’s).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2007 (THREE MONTHS COMBINED NON-GAAP) COMPARED TO THE QUARTER ENDED JUNE 30, 2006

Shipments

Rolled products shipments increased in Europe driven by strong demand across the product lines and in the can market in South America. These gains were offset by lower shipments in North America and Asia. North America experienced lower demand from distributors primarily due to the slowdown in the housing market and in addition, can sheet shipments were negatively impacted by a labor strike at one of our large customers during the first quarter of fiscal 2008. Asia had lower shipments in industrial and light gauge markets as a result of continued price pressure from Chinese exports.

Net sales

Higher net sales in the first quarter of fiscal 2008 resulted primarily from (1) the increase in LME metal pricing, which was 4.1% higher on average during the first quarter of fiscal 2008 than the comparable prior year period, (2) lower exposure to contracts with price ceilings (discussed below) in North America and (3) increased prices in North America and Europe, offset partially by lower volume in North America. Metal represents approximately 60% — 70% of the sales value of our products.

Net sales for the first quarter of fiscal 2008 were adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $80 million of metal purchase costs. In comparison, we were unable to pass through approximately $140 million of metal purchase costs in the comparable prior year period, for a net favorable impact of approximately $60 million. North America net sales were further positively impacted by $44 million related to the accretion of the contract fair value reserves discussed more fully above in Metal Price Ceilings.

Costs and expenses

The following table presents our costs and expenses for the three months ended June 30, 2007 and 2006, in U.S. dollars and expressed as percentages of net sales.

	Three Months Ended June 30,
	2007		2006
		% of		% of
	$ in Millions	Net Sales	$ in Millions	Net Sales
	Combined		Predecessor

Cost of goods sold (exclusive of depreciation and amortization)	$2,641	93.4%	$2,407	93.9%
Selling, general and administrative expenses	137	4.8%	98	3.8%
Depreciation and amortization	81	2.9%	59	2.3%
Research and development expenses	19	0.7%	10	0.4%
Interest expense and amortization of debt issuance costs — net	51	1.8%	49	1.9%
Gain on change in fair value of derivative instruments — net	(34)	(1.2)%	(41)	(1.6)%
Equity in net income of non-consolidated affiliates	—	—%	(4)	(0.2)%
Sale transaction fees	32	1.1%	—	—%
Other (income) expenses — net	15	0.5%	(4)	(0.2)%

	$2,942	104.0%	$2,574	100.4%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in U.S. dollar terms is primarily due to the impact of higher LME prices. Cost of goods sold was adversely impacted in both periods due to price ceilings on certain can contracts, as discussed above.

Selling, general and administrative expenses (SG&A).  Compared to the three months ended June 30, 2006, during the first quarter of fiscal 2008 SG&A increased primarily as a result of $43 million of incremental stock compensation expense as a result of the Arrangement, offset partially by reduced spending on third party consultants at our corporate headquarters.

Depreciation and amortization.  As a result of the Arrangement, as of May 15, 2007, we recorded increases in the basis to our property, plant and equipment and intangible assets with finite lives. This results in higher post-acquisition depreciation and amortization and explains the increase shown above.

Research and development expenses.  Research and development expenses increased in the first quarter of fiscal 2008 due to a one-time write-off of $9 million of in-process research and development costs resulting from the Arrangement.

Sale transaction fees.  We incurred $32 million of fees and expenses related to the Arrangement during the period from April 1, 2007 through May 15, 2007.

Other (income) expenses — net.  Exchange losses of $11 million in the first quarter of fiscal 2008 compared to exchange gains of $4 million in the quarter ended June 30, 2006 account for the majority of the change in Other (income) expenses — net.

Provision (benefit) for taxes on loss

For the three months ended June 30, 2007, we recorded a $40 million provision for taxes on our pre-tax loss of $109 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (37)%. Our effective tax rate is less than the benefit at the Canadian statutory rate due primarily to (1) $43 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $34 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) a $15 million benefit from expense/income items with no tax effect — net, (4) a $6 million expense from the remeasurement of deferred income taxes and (5) a $4 million expense from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions.

For the three months ended June 30, 2006, we recorded a $20 million benefit for taxes on our pre-tax loss of $14 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 143%. Our effective tax rate is greater than the Canadian statutory rate due primarily to (1) $24 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $29 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions and (3) an $8 million benefit from expense/income items with no tax effect — net.

Net loss

We reported a net loss of $151 million for the quarter ended June 30, 2007 compared to net income of $6 million for the prior year quarter ended June 30, 2006.

OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED JUNE 30, 2007 (THREE MONTHS COMBINED NON-GAAP) COMPARED TO THE QUARTER ENDED JUNE 30, 2006

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, we changed our segment performance measure to Segment Income, as defined below. As a result, certain prior period amounts have been reclassified to conform to the new segment performance measure.

We measure the profitability and financial performance of our operating segments, based on Segment Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Segment Income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment Income as earnings before (a) interest expense and amortization of debt issuance costs — net; (b) unrealized gains (losses) on change in fair value of derivative instruments — net; (c) realized gains (losses) on corporate derivative instruments — net; (d) depreciation and amortization; (e) impairment charges on long-lived assets; (f) minority interests’ share; (g) adjustments to reconcile our proportional share of Segment Income from non-consolidated affiliates to income as determined on the equity method of accounting; (h) restructuring charges — net; (i) gains or losses on disposals of property, plant and equipment and businesses — net; (j) corporate selling, general and administrative expenses; (k) other corporate costs — net; (l) sale transaction fees; (m) litigation settlement — net of insurance recoveries; (m) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting change — net of tax.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying condensed consolidated statements of operations, change in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in net income (loss) in Gain on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e., realized) during that period.

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the three months ended June 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our results of operations for the three months ended June 30, 2007 in comparison with the three months ended June 30, 2006, in this section, our Predecessor results and our Successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.

Net sales

Shown below is the schedule of Net sales by operating segment for periods allocable to the Successor, Predecessor and the combined presentation for the three months ended June 30, 2007 that we use throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	Successor	Predecessor	Combined
Combined Net sales by Operating Segment:
North America	$574	$446	$1,020
Europe	593	510	1,103
Asia	246	216	462
South America	134	109	243

Total Net sales	$1,547	$1,281	$2,828

Segment Income

Shown below is the schedule of our reconciliation from Total Segment Income to Net loss by operating segment for periods allocable to the Successor, Predecessor and the combined presentation for the three months ended June 30, 2007 that we use throughout our Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	Successor	Predecessor	Combined
Combined Results by Operating Segment:
Segment Income (Loss)
North America	$23	$(24)	$(1)
Europe	43	32	75
Asia	(2)	6	4
South America	20	19	39

Total Segment Income	84	33	117
Interest expense and amortization of debt issuance costs — net	(25)	(26)	(51)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(15)	5	(10)
Realized gains (losses) on corporate derivative instruments — net	8	(3)	5
Depreciation and amortization	(53)	(28)	(81)
Minority interests’ share	2	1	3
Adjustment to eliminate proportional consolidation(B)	(9)	(7)	(16)
Restructuring charges — net	(1)	(1)	(2)
Corporate selling, general and administrative expenses	(8)	(35)	(43)
Other corporate costs — net	(1)	—	(1)
Sale transaction fees	—	(32)	(32)
Provision for taxes on loss	(36)	(4)	(40)

Net loss	$(54)	$(97)	$(151)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period.

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net loss, the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 7 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Reconciliation

The following table presents Segment Income (Loss) by operating segment and reconciles Total Segment Income to Net income (loss) for the three months ended June 30, 2007 and 2006 (in millions).

	Three Months Ended
	June 30,
	2007	2006
	Combined	Predecessor

Segment Income (Loss)
North America	$(1)	$23
Europe	75	80
Asia	4	26
South America	39	44

Total Segment Income	117	173
Interest expense and amortization of debt issuance costs — net	(51)	(49)
Unrealized gains (losses) on change in fair value of derivative instruments — net	(10)	(37)
Realized gains (losses) on corporate derivative instruments — net	5	—
Depreciation and amortization	(81)	(59)
Minority interests’ share	3	(4)
Adjustment to eliminate proportional consolidation	(16)	(9)
Restructuring charges — net	(2)	(2)
Corporate selling, general and administrative expenses	(43)	(29)
Other corporate costs — net	(1)	2
Sale transaction fees	(32)	—
Benefit (provision) for taxes on income (loss)	(40)	20

Net income (loss)	$(151)	$6

OPERATING SEGMENT RESULTS

North America

As of June 30, 2007, North America manufactured aluminum sheet and light gauge products through 10 aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America for the three months ended June 30, 2007 and 2006.

	Three Months Ended
	June 30,		Percent
	2007	2006	Change
	Combined	Predecessor
	($ in millions)

Shipments (kt):
Rolled products	277	298	(7.0)%
Ingot products	16	25	(36.0)%

Total shipments	293	323	(9.3)%

Net sales	$1,020	$992	2.8%
Segment Income (Loss)	$(1)	$23	(104.3)%
Total assets	$4,524	$1,617	179.8%

Shipments

Rolled products shipments declined by approximately 8kt due to lower can volume and 12kt due to reduced distributor demand. Distributors are reducing purchases primarily due to a slowdown in the housing market. In addition, North America can sheet shipments were negatively impacted by a labor strike at one of our large customers during the first quarter of fiscal 2008. Ingot product shipments declined during the first quarter of fiscal 2008 due to lower scrap sales and improved internal use of primary ingot, excess amounts of which were sold to third parties in 2006.

Net sales

Net sales increased primarily as a result of (1) reduced exposure to contracts with price ceilings, (2) higher metal prices, which were 4.1% higher on average in the first quarter of fiscal 2008 compared to the comparable prior year period and (3) higher selling prices. These factors contributed approximately (1) $104 million (including $44 million due to the accretion of fair value reserves), (2) $32 million and (3) $11 million, respectively, to net sales in the first quarter of fiscal 2008 when compared to the comparable prior year period. These positive impacts were partially offset by lower shipments resulting in a $115 million reduction in net sales comparatively.

Increases in metal prices are largely passed through to customers, however, the pass through of metal price increases to our customers was limited in cases where metal price ceilings were exceeded. This factor unfavorably impacted North America net sales in the first quarter of fiscal 2008 by approximately $80 million. During the comparable prior year period, we were unable to pass through approximately $140 million of metal purchase costs, for a net favorable comparable impact of approximately $60 million. The first quarter of fiscal 2008 was also positively impacted by $44 million related to the accretion of the contract fair value reserves discussed more fully under Metal Price Ceilings.

Segment Income

As compared to the three months ended June 30, 2006, Segment Income for the quarter was favorably impacted by $104 million as a result of the impact of the price ceilings, net of the accretion of the contract fair value reserves, described above. Segment Income was also positively impacted by approximately $11 million due to higher selling prices. These positive factors were more than offset by (1) the negative impact of metal price lag which unfavorably impacted Segment Income by $51 million as compared to the three months ended June 30, 2006, (2) lower realized gains related to the cash settlement of derivatives of approximately $43 million, (3) lower volume which negatively impacted Segment Income by approximately $18 million, (4) incremental stock compensation expense of $10 million as a result of the Arrangement and (5) $16 million of additional expenses associated with fair value adjustments recorded as a result of the Arrangement.

Total Assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased North America assets by approximately $3.0 billion as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements.

Europe

As of June 30, 2007, our European segment provided European markets with value-added sheet and light gauge products through its 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic and painted products.

The following table presents key financial and operating information for Europe for the three months ended June 30, 2007 and 2006.

	Three Months Ended
	June 30,		Percent
	2007	2006	Change
	Combined	Predecessor
	($ in millions)

Shipments (kt):
Rolled products	285	266	7.1%
Ingot products	4	3	33.3%

Total shipments	289	269	7.4%

Net sales	$1,103	$922	19.6%
Segment Income	$75	$80	(6.3)%
Total assets	$3,696	$2,501	47.8%

Shipments

Rolled products shipments increased due to broad increases in demand for can, foil and automotive products, partially offset by reductions in sales into the plain market due to product line optimization.

Net sales

Net sales increased primarily as a result of incremental volume, the 4.1% increase in average LME metal prices and currency benefits. These factors contributed approximately $76 million, $68 million and $27 million, respectively, to net sales in the first quarter of fiscal 2008 when compared to the comparable prior year period.

Segment Income

Segment Income was favorably impacted in fiscal 2008 primarily by increased volume, prices and currency benefits as the euro strengthened against the U.S. dollar and operational improvements. These factors improved Segment Income in the first quarter of fiscal 2008 approximately $11 million, $11 million, $5 million and $6 million, respectively, versus the comparable prior year period. These positive factors were more than offset by unfavorable metal price lag, lower realized gains on derivative instruments, higher stock compensation and expenses associated with fair value adjustments recorded as a result of the Arrangement. These factors reduced Segment Income in the first quarter of fiscal 2008 approximately $15 million, $11 million, $6 million, and $6 million respectively, as compared to the comparable prior year period.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased Europe assets by approximately $1.0 billion as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements.

Asia

As of June 30, 2007, Asia operated three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The following table presents key financial and operating information for Asia for the three months ended June 30, 2007 and 2006.

	Three Months Ended
	June 30,		Percent
	2007	2006	Change
	Combined	Predecessor
	($ in millions)

Shipments (kt):
Rolled products	118	123	(4.1)%
Ingot products	11	13	(15.4)%

Total shipments	129	136	(5.1)%

Net sales	$462	$453	2.0%
Segment Income	$4	$26	(84.6)%
Total assets	$1,323	$1,076	23.0%

Shipments

Rolled products shipments declined primarily due to lower sales in the industrial and light gauge markets as a result of continued price pressure from Chinese exports, driven by the difference in aluminum metal prices on the Shanghai Foreign Exchange and the LME.

Net sales

Net sales increased primarily as a result of the 4.1% increase in average LME metal prices, which was largely passed through to customers, offset partially by lower shipments.

Segment Income

Segment Income declined by approximately $9 million due to unfavorable metal price lag, $9 million due to expenses associated with fair value adjustments recorded as a result of the Arrangement and $4 million due to higher costs and unfavorable exchange rate changes. Lower volume and unfavorable mix impacts were offset by higher realized gains on derivatives.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased Asia assets by approximately $298 million as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements.

South America

As of June 30, 2007, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating information for South America for the three months ended June 30, 2007 and 2006.

	Three Months Ended
	June 30,		Percent
	2007	2006	Change
	Combined	Predecessor
	($ in millions)

Shipments (kt):
Rolled products	75	66	13.6%
Ingot products	7	6	16.6%

Total shipments	82	72	13.9%

Net sales	$243	$201	20.9%
Segment Income	$39	$44	(11.4)%
Total assets	$1,321	$803	64.5%

Shipments

Rolled products shipments increased during the first quarter of fiscal 2008 over the comparable prior year period primarily due to an increase in can shipments driven by strong market demand. This was slightly offset by reductions in shipments in the industrial products markets.

Net sales

Net sales increased primarily as a result of higher shipments and higher LME prices, offset partially by an increase in tolled metal.

Segment Income

Segment Income favorably impacted the first quarter of fiscal 2008 primarily by increased shipments described above and higher selling prices. These factors improved Segment Income in the first quarter of fiscal 2008 by approximately $8 million and $11 million, respectively, as compared to the prior year period. These positive factors were offset by metal price lag which was less favorable than the prior year period by approximately $6 million, the strengthening of the Brazilian real which reduced Segment Income by $7 million, $7 million of incremental expenses associated with fair value adjustments recorded as a result of the Arrangement and other cost increases of $4 million.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased South America assets by approximately $471 million as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Shown below is a condensed combining schedule of cash flows for periods allocable to the Successor, Predecessor and the combined presentation for the three months ended June 30, 2007 that we use throughout our discussion of Liquidity and Capital Resources.

	May 16, 2007	April 1, 2007	Three
	Through	Through	Months Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	Successor	Predecessor	Combined
OPERATING ACTIVITIES
Net cash used in operating activities	$(44)	$(230)	$(274)

INVESTING ACTIVITIES
Capital expenditures	(22)	(17)	(39)
Proceeds from sales of assets	1	—	1
Changes to investment in and advances to non-consolidated affiliates	1	1	2
Proceeds from loans receivable — net — related parties	4	—	4
Net proceeds from settlement of derivative instruments	29	18	47

Net cash provided by investing activities	13	2	15

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Proceeds from issuance of debt	—	150	150
Principal repayments	(46)	(1)	(47)
Short-term borrowings — net	83	60	143
Dividends — minority interests	(1)	(7)	(8)
Debt issuance costs	(13)	(2)	(15)
Proceeds from the exercise of stock options	—	1	1

Net cash provided by financing activities	115	201	316

Net increase (decrease) in cash and cash equivalents	84	(27)	57
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	1
Cash and cash equivalents — beginning of period	102	128	128

Cash and cash equivalents — end of period	$186	$102	$186

Operating Activities

Free cash flow (which is a non-GAAP measure) consists of (a) Net cash provided by operating activities; (b) less dividends and capital expenditures; (c) less premiums paid to purchase derivative instruments; (d) plus net proceeds from settlement of derivative instruments. Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends paid by us to our common shareholders. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. We believe the line on our condensed consolidated statements of cash flows entitled “Net cash used in operating activities” is the most directly comparable measure to Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

In our discussion of Metal Price Ceilings, we have disclosed that certain customer contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer. During the first quarter of fiscal 2008 and the comparable prior year period, we were unable to pass through approximately $80 million and $140 million, respectively, of metal purchase costs associated with sales under theses contracts. Net cash provided by operating activities is negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments. Based on a June 30, 2007 aluminum price of $2,686 per tonne, and our estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $175 — $185 million for the remainder of fiscal 2008 and $395 — $415 million in the aggregate thereafter. Under these scenarios, and ignoring working capital timing, we expect that cash flows from operations will be impacted negatively by these same amounts, offset partially by reduced income taxes. As a result of our acquisition by Hindalco, we established reserves totaling $655 million as of May 15, 2007 representing the fair value of these contracts, and these reserves will be accreted into revenue over the remaining lives of the contracts in a manner consistent with the forecast used to determine the fair value of the reserves. This accretion does not impact cash flow.

The following tables show the reconciliation from Net cash used in operating activities to Free cash flow for the first fiscal quarter of 2008 and the comparable prior year period and the ending balances of cash and cash equivalents as of June 30, 2007 and March 31, 2007.

	Three Months Ended
	June 30,
	2007	2006	Change
	Combined	Predecessor
	($ in millions)

Net cash used in operating activities	$(274)	$(36)	$(238)
Dividends	(8)	(8)	—
Capital expenditures	(39)	(34)	(5)
Net proceeds from settlement of derivative instruments	47	86	(39)

Free cash flow	$(274)	$8	$(282)

	June 30,	March 31,
	2007	2007	Change
	Successor	Predecessor

Ending cash and cash equivalents	$186	$128	$58

In the first quarter of fiscal 2008, net cash used in operating activities was influenced primarily by higher metal prices, which contributed to our net loss of $151 million, as a result of being unable to pass through approximately $80 million of metal purchase costs due to the price ceilings previously discussed. Further, higher metal prices resulted in an increase in working capital of approximately $80 million due to inventory processing time and the time delay between vendor payments and customer receipts. Other items that negatively impacted operating cash flow for the first quarter of fiscal 2008 include $72 million paid in share-based compensation payments, $42 million paid for sale transaction fees and bonus payments totaling $25 million for the calendar year ended December 31, 2006 and the period from January 1, 2007 through May 15, 2007, triggered by the Arrangement.

Financing Activities

Overview

During the first quarter of fiscal 2008, our total debt increased by $248 million (excluding unamortized fair value adjustments of $66 million recorded as part of the Arrangement), principally as a result of our need to fund additional working capital requirements and certain costs associated with the Arrangement, including sale transaction fees and share-based compensation payments. During the first quarter of fiscal 2008, we also received $92 million in cash from the sale of additional common stock to Hindalco.

Senior Secured Credit Facilities

In connection with our spin-off from Alcan, we entered into senior secured credit facilities (Credit Facilities) providing for aggregate borrowings of up to $1.8 billion. The Credit Facilities consisted of (1) a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at London Interbank Offered Rate (LIBOR) plus 1.75% (which was subject to change based on certain leverage ratios), all of which was borrowed on January 10, 2005 and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility.

The Credit Facilities included customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio. Substantially all of our assets were pledged as collateral under the Credit Facilities.

The terms of our Credit Facilities required that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to delays in certain of our SEC filings for 2005 and 2006, we obtained a series of five waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. Fees paid related to the five waiver and consent agreements totaled $6 million.

On October 16, 2006, we amended the financial covenants to our Credit Facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios through the quarter ending March 31, 2008. The amended maximum total leverage, minimum interest coverage and minimum fixed charge coverage ratios for the period ended June 30, 2007 were 8.25 to 1; 1.40 to 1; and 0.70 to 1, respectively. For the quarter ended June 30, 2007, we were not in compliance with these covenants. However, due to the refinancing of the Credit Facilities on July 6, 2007 (discussed below), we continue to classify the debt outstanding under the Term Loan as long-term on our condensed consolidated balance sheet as of June 30, 2007.

We also amended and modified other provisions of the Credit Facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and receivables securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying higher applicable margins on our Credit Facilities, and higher unused commitment fees on our existing revolving credit facilities that were instated with a prior waiver and consent agreement in May 2006. Commitment fees related to the unused portion of the $500 million revolving credit facility were 0.625% per annum.

On April 27, 2007, our lenders consented to a further amendment of our Credit Facilities. The amendment included permission to increase the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement, including the cash settlement of share-based compensation arrangements and lender fees. Additionally, the amendment included a limited waiver of the change of control Event of Default (as defined in the senior secured credit facilities) which effectively extended the requirement to repay the Credit Facilities to July 11, 2007. We paid fees of approximately $2 million to lenders who consented to this amendment.

Since our inception and through June 30, 2007, we satisfied the 1% per annum principal amortization requirement through fiscal year 2010, as well as $560 million of the principal amortization requirement for 2011. As of June 30, 2007, we had $812 million outstanding under the Term Loan B facility. This balance was paid in full on July 6, 2007 with the refinancing of the Credit Facilities, as described below.

Total debt issuance costs of $43 million, including amendment fees and the waiver and consent agreements discussed above, had been recorded in Other long-term assets — third parties and were being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loans and the straight-line method for the revolving credit and letters of credit facility. The unamortized amount of these costs was $26 million as of March 31, 2007. We incurred an additional $2 million in debt issuance costs as described above during the period from April 1, 2007 through May 15, 2007. As a result of the Arrangement and the recording of debt at fair value, the total amount of unamortized debt issuance costs of $28 million was reduced to zero as of May 15, 2007.

New Senior Secured Credit Facilities

On May 25, 2007, we entered into a Bank and Bridge Facilities Commitment with affiliates of UBS and ABN AMRO, to provide backstop assurance for the refinancing of our existing indebtedness following the Arrangement. The commitments from UBS and ABN AMRO, provided by the banks on a 50%-50% basis, consisted of a senior secured term loan of up to $1.06 billion; a senior secured asset-based revolving credit facility of up to $900 million; and a commitment to issue up to $1.2 billion of unsecured senior notes, if necessary. The commitment contains terms and conditions customary for facilities of this nature.

In connection with these backstop commitments, we paid fees totaling $13 million which are included in Other long-term assets — third parties as of June 30, 2007. Of this amount, $5 million is related to the unsecured senior notes, which were not refinanced, and will be written off during the quarter ending September 30, 2007. The remaining $8 million in fees paid has been credited by the lenders towards fees associated with the new senior secured credit facilities (described below) and will be amortized over the lives of the related borrowings.

On July 6, 2007, we entered into new senior secured credit facilities with a syndicate of lenders led by affiliates of UBS and ABN AMRO (New Credit Facilities) providing for aggregate borrowings of up to $1.76 billion. The New Credit Facilities consist of (1) a $960 million seven-year Term Loan facility (Term Loan facility) and (2) an $800 million five-year multi-currency asset-based revolving credit line and letter of credit facility (ABL facility).

Under the Term Loan facility, loans characterized as alternate base rate (ABR) borrowings bear interest annually at a rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus the applicable margin and loans characterized as Eurocurrency borrowings bear interest at an annual rate equal to the adjusted LIBOR rate for the interest period in effect, plus the applicable margin.

Under the ABL facility, interest charged is dependent on the type of loan: (1) any swingline loan or any loan categorized as an ABR borrowing will bear interest at an annual rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus the applicable margin; (2) Eurocurrency loans will bear interest at an annual rate equal to the adjusted LIBOR rate for the applicable interest period, plus the applicable margin; (3) loans designated as Canadian base rate borrowings will bear an annual interest rate equal to the Canadian base rate (CAPRIME) plus the applicable margin; (4) loans designated as bankers’ acceptances (BA) rate loans will bear interest at the average discount rate offered for bankers’ acceptances for the applicable BA interest period plus the applicable margin and (5) loans designated as Euro Inter-Bank Offered Rate (EURIBOR) loans will bear interest annually at a rate equal to the adjusted EURIBOR rate for the applicable interest period, plus the applicable margin. Applicable margins under the ABL facility depend upon excess availability levels calculated on a quarterly basis. Interest rates generally reset every three months and interest is payable on a quarterly basis.

The proceeds from the Term Loan facility of $960 million, drawn in full at the time of closing, and the initial draw of $324 million under the ABL facility were used to pay off the Credit Facilities, pay for debt issuance costs of the New Credit Facilities and provide for additional working capital.

Mandatory minimum principal amortization payments under the Term Loan facility are $2.4 million per calendar quarter beginning September 30, 2007. Additional mandatory prepayments are required to be made for certain collateral liquidations, asset sales, debt and preferred stock issuances, equity issuances, casualty events and excess cash flow (as defined in the New Credit Facilities). Any unpaid principal remaining is due in full on July 6, 2014.

Borrowings under the ABL facility are generally based on 85% of eligible accounts receivable and 75% to 85% of eligible inventories. Commitment fees of 0.25% to 0.375% are based on average daily amounts outstanding under the ABL facility during a fiscal quarter and are payable quarterly.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Substantially all of our assets are pledged as collateral under the New Credit Facilities.

We incurred debt issuance costs on our New Credit Facilities totaling $28 million, including the $8 million in fees previously paid in conjunction with the backstop commitment. These fees are included in Other long-term assets — third parties and will be amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes were priced at par, bear interest at 7.25% and mature on February 15, 2015. Debt issuance costs totaling $28 million had been included in Other long-term assets — third parties and were being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. The unamortized amount of these costs was $24 million as of March 31, 2007. As a result of the Arrangement and the recording of debt at fair value, the total amount of unamortized debt issuance costs of $23 million was reduced to zero as of May 15, 2007.

As a result of the Arrangement, the Senior Notes were recorded at their fair value of $1.474 billion based on their market price of 105.25% of $1,000 face value per bond as of May 14, 2007. The incremental fair value of $74 million is being amortized to interest income over the remaining life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. This amortization does not affect our consolidated cash flows. Due to the change in the market price of our Senior Notes from 105.25% as of May 14, 2007 to 102.75% as of June 30, 2007, the estimated fair value of this debt has decreased $35 million to $1.439 billion.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants for the quarter ended June 30, 2007.

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

Tender Offer and Consent Solicitation for 7.25% Senior Notes

Pursuant to the terms of the indenture governing our Senior Notes, we were obligated, within 30 days of closing of the Arrangement, to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date the Senior Notes were purchased. Consequently, we commenced a tender offer on May 16, 2007, to repurchase all of the outstanding Senior Notes at the prescribed price. This offer expired on July 3, 2007 with holders of approximately $1 million of principal presenting their Senior Notes pursuant to the tender offer.

Interest Rate Swaps

In addition to interest rate swaps on certain Korean bank loans noted above, as of June 30, 2007, we have one outstanding interest rate swap to fix the 3-month LIBOR interest rate at an effective weighted average interest rate of 3.9% on $100 million of the floating rate Term Loan B debt expiring on February 3, 2008. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities, as amended, in addition to these interest rates. This interest swap was terminated on July 3, 2007 resulting in a gain of less than $1 million. As of June 30, 2007, 61% of our debt was fixed rate and 39% was variable rate.

Issuance of Additional Common Stock

On June 22, 2007, we issued 2,044,122 additional shares to AV Aluminum for $44.93 per share resulting in an additional equity contribution of $92 million. This contribution was equal in amount to certain payments made by Novelis related to change in control compensation to certain employees and directors, lender fees and other transaction costs incurred by the Company.

Investing Activities

The following table presents information regarding our Net cash provided by investing activities for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006	Change
	Combined	Predecessor
	($ in millions)

Net proceeds from settlement of derivative instruments	$47	$86	$(39)
Capital expenditures	(39)	(34)	(5)
Proceeds from loans receivable — net	4	9	(5)
Changes to investment in and advances to non-consolidated affiliates	2	1	1
Proceeds from sales of assets	1	1	—

Net cash provided by investing activities	$15	$63	$(48)

Net proceeds from the settlement of derivative instruments explain the majority of the difference in quarter over prior year quarter net cash provided by investing activities.

The majority of our capital expenditures for the quarter ended June 30, 2007 and the three months ended June 30, 2006 were for projects devoted to product quality, technology, productivity enhancement and increased capacity.

We estimate that our annual capital expenditure requirements for items necessary to maintain comparable production, quality and market position levels (maintenance capital) will be approximately $120 million, and that total annual capital expenditures will be approximately $200 million in fiscal 2008.

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

Derivative Instruments

As of June 30, 2007, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 14 — Financial Instruments and Commodity Contracts to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Certain contracts are designated as hedges of either net investment or cash flows. For these contracts we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive income (loss) within Shareholder’s equity in the accompanying condensed consolidated balance sheet.

Prior to Completion of the Arrangement

During the three months ended June 30, 2006 and the period from April 1, 2007 through May 15, 2007, we applied hedge accounting to certain of our cross-currency interest swaps with respect to intercompany loans to several European subsidiaries and forward exchange contracts. Our Euro and British pound (GBP) cross-currency interest swaps were designated as net investment hedges, while our Swiss franc (CHF) cross-currency interest rate swaps and our Brazilian real (BRL) forward foreign exchange contracts were designated as cash flow hedges. As of May 15, 2007, we had $712 million of cross-currency swaps (Euro 475 million, GBP 62 million and CHF 35 million) and $99 million of forward foreign exchange contracts (BRL 229 million). During the period from April 1, 2007 through May 15, 2007, we implemented cash flow hedge accounting for an electricity swap, which was embedded in a supply contract.

During the period from April 1, 2007 through May 15, 2007, the change in fair value of the effective and interest portions of our net investment hedges was a loss of $8 million and the change in fair value of the effective portion of our cash flow hedges was a gain of $7 million.

Impact of the Arrangement and Purchase Accounting

Concurrent with completion of the Arrangement on May 15, 2007, we dedesignated all hedging relationships. The cumulative change in fair value of effective and interest portions of these hedges, previously presented in Accumulated other comprehensive income (loss) within Shareholder’s equity on May 15, 2007, was incorporated in the new basis of accounting. As a result of purchase accounting, the fair value of all embedded derivative instruments was allocated to the fair value of their respective host contracts, reducing the fair value of embedded derivative instruments to zero.

Subsequent to Completion of the Arrangement

With exception of the electricity swap, noted above, which was redesignated as a cash flow hedge on June 1, 2007, hedge accounting was not applied to any of our financial instruments or commodity contracts after May 15, 2007 and subsequent changes in the fair value have been recognized in Gain on change in fair value of derivative instruments — net in our condensed consolidated statement of operations.

The period from May 16, 2007 through June 30, 2007 includes a gain of $2 million before tax for the change in fair value of the effective portion of our remaining cash flow hedge. As of June 30, 2007, the amount of effective net gains to be realized during the next twelve months is not significant. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

The fair values of our financial instruments and commodity contracts as of June 30, 2007 were as follows (in millions).

		As of June 30, 2007
		Successor
				Net Fair
	Maturity Dates	Assets	Liabilities	Value

Foreign exchange forward contracts	2007 through 2011	$25	$(17)	$8
Interest rate swaps	2007 through 2008	2	—	2
Cross-currency swaps	2007 through 2015	6	(95)	(89)
Aluminum forward contracts	2007 through 2009	40	(6)	34
Electricity swap	2016	3	—	3
Embedded derivative instruments	2007	1	(1)	—
Natural gas swaps	2007	—	(1)	(1)

Total fair value		77	(120)	(43)
Less: current portion		71	(31)	40

Noncurrent portion		$6	$(89)	$(83)

Guarantees of Indebtedness

The following table discloses information about our obligations under guarantees of indebtedness as of June 30, 2007 (in millions).

	Maximum	Liability
	Potential Future	Carrying
Type of Entity	Payment	Value

Wholly-owned Subsidiaries	$76	$45
Majority-owned Subsidiaries	3	—
Aluminium Norf GmbH	13	—

In May 2007, we terminated a loan and a corresponding deposit-and-guarantee agreement for $80 million. We did not include the loan or deposit amounts in our condensed consolidated balance sheet as of March 31, 2007 as the agreement included a legal right of setoff and we had the intent and ability to setoff.

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007 and March 31, 2007, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. During the quarter ended June 30, 2007, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2006, other than those described below.

Our total debt increased by $248 million (excluding unamortized fair value adjustments of $66 million recorded as part of the acquisition by Hindalco), principally as a result of our need to fund additional working capital requirements and certain costs associated with the Arrangement, including Sale transaction fees and share-based compensation payments.

As a result of the amendment to our Credit Facilities in April 2007, we obtained a limited waiver of the change of control Event of Default (as defined in the senior secured credit facilities) which effectively extended the requirement to repay the Credit Facilities to July 11, 2007. As a result of the Arrangement, we paid off and terminated the Credit Facilities on July 6, 2007 through refinancing with the New Credit Facilities.

DIVIDENDS

No dividends have been declared on our common stock during fiscal 2008. Future dividends are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness that would allow us to legally pay dividends and other relevant factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the quarter ended June 30, 2007, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

RECENT ACCOUNTING STANDARDS

In April 2007, the FASB issued Staff Position (FSP) No. FIN. 39-1, Amendment of FASB Interpretation No. 39, (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FIN 39-1 on our consolidated financial position, results of operations and cash flows.

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

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the effectiveness of our metal hedging activities, including our internal used beverage can (UBC) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and our ultimate parent, Hindalco;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance; and

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in our accompanying condensed consolidated balance sheet as of June 30, 2007.

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

In addition, sales contracts representing approximately 10% of our total shipments for the quarter ended June 30, 2007 provide for a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete metal purchase costs for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. These contracts expire at varying times and our estimated remaining exposure approximates 10% of estimated shipments in the remainder of fiscal 2008.

However, as previously discussed, in connection with the allocation of purchase price arising from the Arrangement, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into revenue over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. During the period from May 16, 2007 through June 30, 2007, we recorded accretion of $44 million.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase futures, call options and/or synthetic call options on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September of 2006, we began purchasing both fixed forward derivative instruments and put options, thereby creating synthetic call options, to hedge our exposure to further metal price increases. We have not entered into any synthetic call options beyond December 31, 2007.

During the quarter ended September 30, 2006, we began selling short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag.

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

Sensitivities

The following table presents the estimated potential pre-tax gain (loss) in the fair values of these derivative instruments as of June 30, 2007, assuming a 10% decline in the three-month LME price.

		Pre-Tax
	Decline in	Loss in
	Rate/Price	Fair Value
		($ In millions)

Aluminum Forward Contracts	10%	$(23)
Aluminum Put Options	10%	—

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the first quarter of fiscal 2008, natural gas and electricity represented approximately 70% of our energy consumption by cost.

We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of June 30, 2007, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of June 30, 2007, assuming a 10% decline in spot prices for energy contracts.

		Pre-Tax
	Decline in	Loss in
	Rate/Price	Fair Value
		($ In millions)

Electricity	10%	$(6)
Natural Gas	10%	(1)

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

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive loss in the Shareholder’s equity section of the accompanying condensed consolidated balance sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

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

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of June 30, 2007, assuming a 10% increase (decrease) in the foreign currency/U.S. dollar exchange rate.

		Pre-Tax
	Increase (Decrease) in	Loss in
	Exchange Rate	Fair Value
		($ In millions)

Currency measured against the U.S. dollar
Euro	(10)%	$(29)
Korean won	(10)%	(20)
Brazilian real	10%	(24)
Canadian dollar	10%	(4)
British pound	(10)%	(2)
Swiss franc	(10)%	(5)

Loans to and investments in European operations have been hedged by cross-currency interest swaps (euro 475 million, GBP 62 million, CHF 35 million). Loans from European operations have been hedged by cross-currency principal only swaps (euro 111 million). Principal only swaps totaling euro 91 million were accounted for as cash flow hedges through May 15, 2007. Concurrent with the completion of the Arrangement on May 15, 2007, we dedesignated these hedging relationships. While this has no impact of our cash flows, subsequent changes in the value of currency related derivative instruments are recognized in Gain on change in fair value of derivative instruments — net in our condensed consolidated statement of operations.

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of June 30, 2007, assuming a 10% change in rates.

		Pre-Tax
	Change in	Loss in
	Rate	Fair Value
		($ In millions)

Currency measured against the U.S. dollar
Euro	10%	$(52)
British pound	10%	$(14)
Swiss franc	10%	$(4)

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of June 30, 2007, which includes $712 million of Term Loan B debt (after the effect of $100 million that has been swapped into fixed rates) and other variable rate debt of $390 million, our annual pre-tax income would be reduced by approximately $1 million.

As of June 30, 2007, approximately 61% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

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

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of June 30, 2007, assuming a 10% change in rates.

		Pre-Tax
	Change in	Loss in
	Rate	Fair Value
		($ In millions)

Interest Rate Swap Contracts
North America	(10)%	$—
Asia	(10)%	—

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the United States Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2007, members of management, at the direction (and with the participation) of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007, as a result of the continued existence of a material weakness in our accounting for income taxes, as described in our Annual Report on Form 10-K for the year ended December 31, 2006. Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

Immediately following the consummation of the Arrangement on May 15, 2007, the new board of directors appointed Martha Finn Brooks as President and Chief Operating Officer (Principal Executive Officer) and Steven Fisher as Chief Financial Officer (Principal Financial Officer) of the Company. Mr. Fisher replaced Rick Dobson as Chief Financial Officer who remains with the Company in an advisory role until August 15, 2007. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness Existing as of June 30, 2007

We outlined our plan to remediate the material weakness in accounting for income taxes in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007 (and amended on April 30, 2007), and there have been no additional remedial measures implemented since. While we believe that the measures enumerated in our Annual Report will ultimately allow us to remediate this material weakness, we concluded as of June 30, 2007, that there continues to be more than a remote likelihood that a material misstatement of our annual or interim financial statements related to accounting for income taxes will not be prevented or detected. Management believes it is prudent to observe and test these controls over a longer period of time prior to concluding that this weakness has been remediated. We are further considering our current mix of internal and external staffing in the area of income taxes and may make further changes as necessary to remediate this material weakness as quickly as possible. In addition, we will continue to provide training to our tax personnel and specifically focus on areas where adjustments and errors have been previously identified.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers, who have until October 19, 2007 to complete their review, unless that review time is extended by mutual agreement. In the quarter ended September 30, 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the questions, if any, about the extent of coverage of the costs included in the settlement.

Since our fiscal 2005 Annual Report on Form 10-K was not filed until August 25, 2006, we recognized a liability for the full settlement amount of $71 million on December 31, 2005, included in Accrued expenses and other current liabilities on our consolidated balance sheet, with a corresponding charge against earnings. We also recognized an insurance receivable included in Prepaid expenses and other current assets on our consolidated balance sheet of $31 million, with a corresponding increase to earnings. Although $70 million of the settlement was funded by our insurers, we only recognized an insurance receivable to the extent that coverage was not in dispute. This resulted in a net charge of $40 million during the quarter ended December 31, 2005.

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended September 30, 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by certain of our insurance carriers, who have yet to complete their review as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of June 30, 2007 and March 31, 2007.

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

Coca-Cola Lawsuits.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in state court in Georgia. In addition, a lawsuit was commenced against Novelis Corporation and Alcan Corporation on April 3, 2007 by Coca-Cola Enterprises Inc, Enterprises Acquisition Company, Inc., The Coca-Cola Company and The Coca-Cola Trading Company, Inc (collectively CCE) in federal court in Georgia. Novelis intends to defend these claims vigorously.

CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the most favored nations provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has moved to dismiss the complaint and has filed its answer.

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nation” provision of the CCE supply agreement. If CCE were to prevail in this litigation, the amount of damages would likely be material. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the supply agreement ought to be interpreted. Novelis Corporation has moved to dismiss the complaint and has not yet filed its answer. We have not recorded any reserves for these matters.

Anheuser-Busch Litigation.  On September 19, 2006, Novelis Corporation filed a lawsuit against Anheuser-Busch, Inc. in federal court in Ohio. Anheuser-Busch, Inc. subsequently filed suit against Novelis Corporation and the Company in federal court in Missouri. On January 3, 2007, Anheuser-Busch, Inc.’s suit was transferred to the Ohio federal court.

Novelis Corporation alleges that Anheuser-Busch, Inc. breached the existing multi-year aluminum can stock supply agreement between the parties, and we seek monetary damages and declaratory relief. Among other claims, we assert that since entering into the supply agreement, Anheuser-Busch, Inc. has breached its confidentiality obligations and there has been a structural change in market conditions that requires a change to the pricing provisions under the agreement.

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

ARCO Aluminum Complaint.  On May 24, 2007, Arco Aluminum Inc. (ARCO) filed a complaint against Novelis Corporation and Novelis Inc. in the United States District Court for the Western District of Kentucky. ARCO and Novelis are partners in a joint venture rolling mill located in Logan, Kentucky. In the complaint, ARCO seeks to resolve a perceived dispute over management and control of the joint venture following Hindalco’s acquisition of Novelis.

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

ARCO is seeking a court declaration that (1) Novelis and its affiliates are prohibited from exercising any managerial authority or control over the joint venture, (2) Novelis’ interest in the joint venture is limited to an economic interest only and (3) ARCO has authority to act on behalf of the joint venture. Or, alternatively, ARCO is seeking a reversion of the production management function to Logan Aluminum, and a change in the composition of the board of directors of the entity that manages the joint venture. Novelis filed its answer to the complaint on July 16, 2007.

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a jury demand. Those motions are pending. We intend to defend these proceedings vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 10, 2007, the Company held a special shareholder meeting at which a majority of the shareholders approved the statutory arrangement pursuant to section 192 of the Canada Business Corporations Act, whereby AV Metals inc. (Acquisition Sub), a subsidiary of Hindalco Industries Limited (Hindalco), was authorized by the shareholders to acquire all of the outstanding common stock of Novelis for US$44.93 per share. Specifically, 37,230,945 shares (or 99.8% of votes cast) voted in favor and 72,511 shares (or 0.19% of votes cast) voted against approving the statutory plan of arrangement. The acquisition of Novelis by Hindalco through Acquisition Sub was completed on May 15, 2007.

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10.1	Form of amendment to Recognition Agreements (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on May 8, 2007)
10.2	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed on May 8, 2007)
10.3	Amendment and waiver to the Credit Agreement dated May 9, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007)
10.4	Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007)
10.5	Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert M. Patterson
Robert M. Patterson
Vice President and Controller
(Principal Accounting Officer)

Date: August 9, 2007

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10.1	Form of amendment to Recognition Agreements (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on May 8, 2007)
10.2	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A filed on May 8, 2007)
10.3	Amendment and waiver to the Credit Agreement dated May 9, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 14, 2007)
10.4	Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007)
10.5	Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer