Form 10-Q
period 2007-09-30
Novelis Inc.
filed 2007-11-09
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of October 31, 2007, the registrant had 77,459,658 common shares outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) Three Months Ended September 30, 2007 and 2006; May 16, 2007 Through September 30, 2007; April 1, 2007 Through May 15, 2007; and Six Months Ended September 30, 2006	2
	Condensed Consolidated Balance Sheets (unaudited) As of September 30, 2007 and March 31, 2007	3
	Condensed Consolidated Statements of Cash Flows (unaudited) May 16, 2007 Through September 30, 2007; April 1, 2007 Through May 15, 2007; and Six Months Ended September 30, 2006	4
	Condensed Consolidated Statements of Shareholder’s Equity (unaudited) April 1, 2007 Through May 15, 2007 and May 16, 2007 Through September 30, 2007	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	93
Item 4.	Controls and Procedures	97

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	99
Item 6.	Exhibits	102
EX-10.1 ASSET-BASED LENDING CREDIT FACILITY
EX-10.2 TERM LOAN FACILITY
EX-10.3 INTERCREDITOR AGREEMENT
EX-10.4 SECURITY AGREEMENT
EX-10.5 SECURITY AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE PEO
EX-31.2 SECTION 302 CERTIFICATION OF THE PFO
EX-32.1 SECTION 906 CERTIFICATION OF THE PEO
EX-32.2 SECTION 906 CERTIFICATION OF THE PFO

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions, except per share amounts)

	Three Months
	Ended		May 16, 2007	April 1, 2007	Six Months
	September 30,		Through	Through	Ended
	2007	2006	September 30, 2007	May 15, 2007	September 30, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net sales	$2,821	$2,494	$4,368	$1,281	$5,058

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,555	2,389	3,991	1,205	4,796
Selling, general and administrative expenses	88	103	130	95	201
Depreciation and amortization	102	57	155	28	116
Research and development expenses	10	10	23	6	20
Interest expense and amortization of debt issuance costs — net	56	52	81	26	101
(Gain) loss on change in fair value of derivative instruments — net	36	37	22	(20)	(4)
Equity in net (income) loss of non-consolidated affiliates	4	(5)	5	(1)	(9)
Sale transaction fees	—	—	—	32	—
Other (income) expenses — net	(7)	7	4	4	3

	2,844	2,650	4,411	1,375	5,224

Loss before provision (benefit) for taxes on loss and minority interests’ share	(23)	(156)	(43)	(94)	(166)
Provision (benefit) for taxes on loss	(36)	(52)	—	4	(72)

Income (loss) before minority interests’ share	13	(104)	(43)	(98)	(94)
Minority interests’ share	—	2	2	1	(2)

Net income (loss)	13	(102)	(41)	(97)	(96)

Other comprehensive income — net of tax Currency translation adjustment	30	11	28	35	68
Change in fair value of effective portion of hedges — net	1	11	2	(1)	(23)
Postretirement benefit plans Amortization of net actuarial loss	—	—	—	(1)	—
Change in minimum pension liability	—	(1)	—	—	(4)

Other comprehensive income — net of tax	31	21	30	33	41

Comprehensive income (loss)	$44	$(81)	$(11)	$(64)	$(55)

Dividends per common share	$0.00	$0.01	$0.00	$0.00	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	As of
	September 30,	March 31,
	2007	2007
	Successor	Predecessor
ASSETS
Current assets
Cash and cash equivalents	$181	$128
Accounts receivable (net of allowances of $1 as of September 30, 2007 and $29 as of March 31, 2007)
— third parties	1,355	1,350
— related parties	27	25
Inventories	1,494	1,483
Prepaid expenses and other current assets	49	39
Current portion of fair value of derivative instruments	51	92
Deferred income tax assets	62	19

Total current assets	3,219	3,136
Property, plant and equipment — net	3,298	2,106
Goodwill	2,344	239
Intangible assets — net	854	20
Investment in and advances to non-consolidated affiliates	757	153
Fair value of derivative instruments — net of current portion	7	55
Deferred income tax assets	62	102
Other long-term assets
— third parties	86	105
— related parties	46	54

Total assets	$10,673	$5,970

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$14	$143
Short-term borrowings	243	245
Accounts payable
— third parties	1,454	1,614
— related parties	53	49
Accrued expenses and other current liabilities	807	480
Deferred income tax liabilities	85	73

Total current liabilities	2,656	2,604
Long-term debt — net of current portion	2,559	2,157
Deferred income tax liabilities	690	103
Accrued postretirement benefits	443	427
Other long-term liabilities	688	352

	7,036	5,643

Commitments and contingencies

Minority interests in equity of consolidated affiliates	151	152

Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 and 75,357,660 shares issued and outstanding as of September 30, 2007 and March 31, 2007, respectively	—	—
Additional paid-in capital	3,497	428
Accumulated deficit	(41)	(263)
Accumulated other comprehensive income	30	10

Total shareholder’s equity	3,486	175

Total liabilities and shareholder’s equity	$10,673	$5,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	May 16, 2007	April 1, 2007	Six Months
	Through	Through	Ended
	September 30, 2007	May 15, 2007	September 30, 2006
	Successor	Predecessor	Predecessor
OPERATING ACTIVITIES
Net loss	$(41)	$(97)	$(96)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	155	28	116
(Gain) loss on change in fair value of derivative instruments — net	22	(20)	(4)
Deferred income taxes	(46)	(18)	(111)
Amortization of debt issuance costs	7	1	5
Write-off and amortization of fair value adjustments — net	(82)	—	—
Provision for uncollectible accounts receivable	1	—	1
Equity in net (income) loss of non-consolidated affiliates	5	(1)	(9)
Dividends from non-consolidated affiliates	—	4	4
Minority interests’ share	(2)	(1)	2
Share-based compensation	—	—	1
Gain on sales of businesses, investments and assets — net	—	—	2
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	54	(21)	(25)
— related parties	—	—	2
Inventories	105	(76)	(9)
Prepaid expenses and other current assets	(2)	(7)	13
Other long-term assets	(2)	(1)	(12)
Accounts payable
— third parties	(126)	(62)	3
— related parties	3	—	(3)
Accrued expenses and other current liabilities	(57)	42	15
Accrued postretirement benefits	8	1	10
Other long-term liabilities	7	(2)	6

Net cash provided by (used in) operating activities	9	(230)	(89)

INVESTING ACTIVITIES
Capital expenditures	(57)	(17)	(56)
Cash advance received on pending transfer of rights	—	—	15
Proceeds from sales of assets	1	—	1
Changes to investment in and advances to non-consolidated affiliates	3	1	2
Proceeds from loans receivable — net — related parties	10	—	20
Net proceeds from settlement of derivative instruments	66	18	154

Net cash provided by investing activities	23	2	136

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	—
Proceeds from issuance of debt	960	150	20
Principal repayments	(905)	(1)	(185)
Short-term borrowings — net	(65)	60	78
Dividends
— common shareholders	—	—	(7)
— minority interests	(1)	(7)	(1)
Debt issuance costs	(35)	(2)	(8)
Proceeds from the exercise of stock options	—	1	—

Net cash provided by (used in) financing activities	46	201	(103)

Net increase (decrease) in cash and cash equivalents	78	(27)	(56)
Effect of exchange rate changes on cash balances held in foreign currencies	1	1	3
Cash and cash equivalents — beginning of period	102	128	124

Cash and cash equivalents — end of period	$181	$102	$71

Supplemental disclosures of cash flow information:
Interest paid	$102	$13	$103
Income taxes paid	31	9	12
Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock (Note 2):
Property, plant and equipment	$(1,244)
Goodwill	(2,097)
Intangible assets	(859)
Investment in and advances to non-consolidated affiliates	(610)
Debt	66
Additional paid-in capital	(422)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)
(in millions, except number of common shares)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Predecessor:
Balance as of March 31, 2007	75,357,660	$—	$428	$(263)	$10	$175
Activity April 1, 2007 through May 15, 2007
Net loss	—	—	—	(97)	—	(97)
Issuance of common stock from the exercise of stock options	57,876	—	1	—	—	1
Conversion of share-based compensation plans from equity-based plans to liability-based plans	—	—	(7)	—	—	(7)
Currency translation adjustment	—	—	—	—	35	35
Change in fair value of effective portion of hedges — net	—	—	—	—	(1)	(1)
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	(1)	(1)

Balance as of May 15, 2007	75,415,536	$—	$422	$(360)	$43	$105

Successor:
Balance as of May 16, 2007	75,415,536	$—	$3,405	$—	$—	$3,405
Activity May 16, 2007 through September 30, 2007
Net loss	—	—	—	(41)	—	(41)
Issuance of common stock	2,044,122	—	92	—	—	92
Currency translation adjustment	—	—	—	—	28	28
Change in fair value of effective portion of hedges — net	—	—	—	—	2	2

Balance as of September 30, 2007	77,459,658	$—	$3,497	$(41)	$30	$3,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited)

1.	Business and Summary of Significant Accounting Policies

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries as both Predecessor and Successor (as defined below) unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. References herein to “Alcan” refer to Alcan, Inc.

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 of the Securities Exchange Act of 1934 for transition period reporting. Accordingly, these unaudited condensed consolidated financial statements are presented on the basis of our new fiscal year end of March 31.

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004 and its subsidiaries is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of September 30, 2007, we had operations on four continents: North America; Europe; Asia and South America, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007, as amended on April 30, 2007. These unaudited condensed consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading.

The accompanying unaudited condensed consolidated statement of operations and comprehensive loss and statement of cash flows for the six months ended September 30, 2006 have been derived from the unaudited condensed consolidated financial statements included in our previously filed Quarterly Reports on Form 10-Q for the periods ended September 30, 2006 and March 31, 2006, as such six month period was not previously reported.

Predecessor and Successor Reporting

Our acquisition by Hindalco (see Note 2 — Acquisition of Novelis Common Stock) was recorded in accordance with Staff Accounting Bulletin No. 103, Topic 5J, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB No. 103). In the accompanying September 30, 2007 condensed consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the Company’s condensed consolidated financial statements and certain note presentations for the six months ended September 30, 2007 are presented in two

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

distinct periods to indicate the application of different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through September 30, 2007, labeled “Successor”). The accompanying unaudited condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

The unaudited results of operations for the interim periods shown in these condensed consolidated financial statements, including the periods shown as Predecessor and Successor, are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position, results of operations, cash flows and changes in shareholder’s equity for the periods presented.

Reclassifications and Revisions

Certain reclassifications of prior periods’ amounts and presentation have been made to conform to the presentation adopted for the current periods. The following reclassifications and presentation changes were made to the prior periods’ condensed consolidated statements of operations to conform to the current period presentation: (a) the amounts previously presented in Restructuring charges — net and Impairment charges on long-lived assets were reclassified to Other (income) expenses — net and (b) Gain on change in fair value of derivative instruments — net and Sale transaction fees were reclassified from Other (income) expenses — net to separate line items. These reclassifications have no effect on total assets, total shareholder’s equity, net loss or cash flows as previously presented.

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, during the quarter ended June 30, 2007 we changed our segment performance measure to Segment Income, as defined in Note 18 — Segment and Major Customer Information.

Recently Issued Accounting Standards

In April 2007, the FASB issued Staff Position No. FIN 39-1, Amendment of FASB Interpretation No 39, (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FIN 39-1 on our consolidated financial position, results of operations and cash flows.

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

Intangible assets include (1) $124 million for a favorable energy supply contract in North America, recorded at its estimated fair value, (2) $15 million for other favorable supply contracts in Europe and (3) $9 million for the estimated value of acquired in-process research and development projects that had not yet reached technological feasibility. In accordance with FASB Statement No. 141, the $9 million of acquired in-process research and development was expensed upon acquisition and charged to Research and development expenses in the period from May 16, 2007 through September 30, 2007.

The preliminary allocation shown above includes a total of $685 million for the fair value of liabilities associated with unfavorable sales contracts ($371 million included in Other long-term liabilities and $314 million included in Accrued expenses and other liabilities). Of this amount, $655 million relates to unfavorable sales contracts in North America. These contracts include a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. Subsequent to the Arrangement, the fair values of these liabilities are credited to Net sales over the remaining lives of the underlying contracts. The reduction of these liabilities does not affect our cash flows.

Certain amounts are subject to change as remaining information on the fair values is received and valuation analyses are finalized. Specifically, we continue to evaluate the valuation and useful lives of the acquired tangible and intangible assets, the allocation of fair value to our reporting units, and the income tax implications of the new basis of accounting triggered by the Arrangement. These final valuations and other

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

studies will be performed by Hindalco and Novelis, and the final fair values and allocations may differ materially from our preliminary estimates shown above. We expect to complete our final allocation of the total consideration by March 31, 2008.

The goodwill resulting from the Arrangement reflects the value of our in-place workforce, deferred income taxes associated with the fair value adjustments and potential synergies. The majority of the push down adjustments, including goodwill, will not impact our cash flows and are not expected to be deductible for income tax purposes.

We incurred a total of $64 million in fees and expenses related to the Arrangement, of which $32 million was incurred in each of the periods from April 1, 2007 through May 15, 2007 and the three months ended March 31, 2007. These fees and expenses are included in Sale transaction fees in our condensed consolidated statements of operations.

Unaudited Condensed Consolidated Pro Forma Results

The unaudited condensed consolidated pro forma results of operations provided below for the three and six month periods ended September 30, 2006 are presented as though the Arrangement had occurred at the beginning of the six months ended September 30, 2006, after giving effect to purchase accounting adjustments related to depreciation and amortization of the revalued assets and liabilities, interest expense and other acquisition related adjustments in connection with the Arrangement. The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been in effect on the dates indicated, or which may result in future periods.

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006

Net sales	$2,578	$5,233
Loss before provision for taxes and minority interests’ share	$(129)	$(144)
Net loss	$(75)	$(74)

3.	Restructuring Programs

We recognized no restructuring costs during the three months ended September 30, 2007 and $1 million in each of the periods from May 16, 2007 through September 30, 2007 and from April 1, 2007 through May 15, 2007, relating primarily to restructuring actions begun during 2006 in two of our European facilities.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

All restructuring provisions and recoveries are included in Other (income) expenses — net in the accompanying condensed consolidated statements of operations unless otherwise stated. The following table summarizes the activity in our restructuring liabilities (all of which relate to our Europe operating segment) (in millions).

	Europe
		Other Exit	Total
	Severance	Related	Restructuring
	Reserves	Reserves	Reserves

Predecessor:
Balance as of March 31, 2007	$18	$18	$36
April 1, 2007 through May 15, 2007 Activity:
Provisions — net	1	—	1
Cash payments	—	(1)	(1)
Adjustments — other	—	1	1

Balance as of May 15, 2007	19	18	37

Successor:
May 16, 2007 through June 30, 2007 Activity:
Provisions — net	1	—	1
Cash payments	(2)	(1)	(3)

Balance as of June 30, 2007	18	17	35
July 1, 2007 to September 30, 2007 Activity:
Cash payments	(5)	(1)	(6)

Balance as of September 30, 2007	$13	$16	$29

4.	Inventories

Inventories consist of the following (in millions).

	As of
	September 30, 2007	March 31, 2007
	Successor	Predecessor
Finished goods	$368	$369
Work in process	396	359
Raw materials	655	684
Supplies	77	120

	1,496	1,532
Allowances	(2)	(49)

Inventories	$1,494	$1,483

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

5.  Property, Plant and Equipment

Property, plant and equipment — net, consists of the following (in millions).

	As of
	September 30, 2007	March 31, 2007
	Successor	Predecessor
Land and property rights	$255	$ 97
Buildings	699	895
Machinery and equipment	2,387	4,699

	3,341	5,691
Accumulated depreciation and amortization	(142)	(3,674)

	3,199	2,017
Construction in progress	99	89

Property, plant and equipment — net	$3,298	$2,106

Depreciation and amortization expense related to property, plant and equipment is shown in the table below (in millions).

			May 16, 2007	April 1, 2007	Six Months
	Three Months Ended		Through	Through	Ended
	September 30,		September 30,	May 15,	September 30,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Depreciation and amortization expense related to property, plant and equipment	$92	$56	$141	$28	$115

6.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the balances and activity in goodwill by operating segment (in millions).

	Successor			Predecessor
	Balance		Balance	Balance		Balance
	as of	Cumulative	as of	as of	Cumulative	as of
	May 16,	Translation	September 30,	March 31,	Translation	May 15,
Operating Segment	2007	Adjustment	2007	2007	Adjustment	2007
North America	$1,527	$—	$1,527	$—	$—	$—
Europe	389	6	395	239	5	244
Asia	162	(3)	159	—	—	—
South America	263	—	263	—	—	—

	$2,341	$3	$2,344	$239	$5	$244

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Intangible Assets

The following table summarizes the components of intangible assets (in millions).

	As of
	September 30, 2007				March 31, 2007
	Successor				Predecessor
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Tradenames	$83	$(1)	$82	20 years	$14	$(6)	$8	15 years
Technology	171	(4)	167	15 years	20	(8)	12	15 years
Customer relationships	483	(9)	474	20 years	—	—	—
Favorable energy supply contract	123	(5)	118	9.5 years	—	—	—
Other favorable contracts	15	(2)	13	3.3 years	—	—	—

	$875	$(21)	$854	17.2 years	$34	$(14)	$20	15 years

Our favorable energy supply contract and other favorable contracts are amortized over their estimated useful lives using methods that reflect the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.

Amortization expense related to intangible assets is shown in the table below (in millions), and includes $5 million and $8 million included in Cost of goods sold related to the favorable energy supply and other favorable contracts for the three months ended September 30, 2007 and for the period from May 16, 2007 through September 30, 2007, respectively.

	Three Months		May 16, 2007	April 1, 2007	Six Months
	Ended		Through	Through	Ended
	September 30,		September 30,	May 15,	September 30,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Amortization expense related to intangible assets	$15	$1	$22	$—	$1

Estimated amortization expense related to intangible assets for each of the five succeeding fiscal years is shown in the table below (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions, remeasurement of amounts valued in foreign currencies and other events.

Fiscal Year Ending March 31,

2008 (remaining six months)	$31
2009	59
2010	57
2011	54
2012	53

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

7.	Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of September 30, 2007 and which we account for using the equity method. We have no material investments that we account for using the cost method.

		Ownership
Affiliate Name	Ownership Structure	Percentage

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
MiniMRF LLC	Limited Liability Company	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminium Recyclage S.A.	Public Limited Company	20%

In September 2007, we completed the dissolution of EuroNorca Partners, and we received approximately $2 million in the completion of liquidation proceedings. No gain or loss was recognized on the liquidation.

In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to the other shareholders of Petrocoque. Prior to the sale, we accounted for Petrocoque using the equity method of accounting. The results of operations of Petrocoque for the three and six month periods ended September 30, 2006 are included in the table below.

We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. The following table summarizes (on a 100% basis, in millions) the condensed and combined results of operations of our equity method affiliates, on a historical basis of accounting. These results do not include the incremental depreciation and amortization expense that we record in our equity method accounting, which arises as a result of the amortization of fair value adjustments we made to our investments in non-consolidated affiliates, due to the Arrangement. For the three months ended September 30, 2007 and the period from May 16, 2007 through September 30, 2007, we recorded incremental depreciation and amortization expense of $8 million and $11 million, respectively as part of our equity method accounting for these affiliates.

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net sales	$138	$144	$223	$45	$288
Costs, expenses and provisions for taxes on income	130	129	211	43	268

Net income	$8	$15	$12	$2	$20

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

transactions and balances. The following table describes the nature and amounts of significant transactions that we had with related parties (in millions).

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Purchases of tolling services and electricity
Aluminium Norf GmbH(A)	$66	$60	$106	$21	$118
Consorcio Candonga(B)	$3	$3	$6	$1	$7
Petrocoque(C)	n.a.	$1	n.a.	$—	$1
Interest income
Aluminium Norf GmbH(D)	$—	$1	$—	$—	$1

n.a.	not applicable — see (C).

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

(C)	We purchase calcined-coke from Petrocoque for use in our smelting operation in South America. As previously discussed, we sold our interest in Petrocoque in November 2006. They are not considered a related party subsequent to the quarter ended December 31, 2006.

(D)	We earn interest income on a loan due from Aluminium Norf GmbH.

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances.

	As of
	September 30, 2007	March 31, 2007
	Successor	Predecessor
Accounts receivable(A)	$27	$25
Other long-term receivables(A)	$46	$54
Accounts payable(B)	$53	$49

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions).

	As of
	September 30, 2007	March 31, 2007
	Successor	Predecessor
Accrued compensation and benefits	$123	$138
Accrued settlement of legal claim	39	39
Accrued interest payable	15	24
Accrued income taxes	33	9
Current portion of unfavorable sales contracts	276	—
Current portion of fair value of derivative instruments	81	33
Other current liabilities	240	237

Accrued expenses and other current liabilities	$807	$480

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

9.	Debt

Debt consists of the following (in millions).

	As of
	September 30, 2007					March 31, 2007
				Successor
	Interest			Unamortized
	Rates			Fair Value	Carrying	Predecessor
	(A)		Principal	Adjustments (B)	Value	Principal
Novelis Inc.
Floating rate Term Loan, due July 2014	7.20%		$299	$—	$299	$—
Floating rate Term Loan B(C)	—		—	—	—	259
7.25% Senior Notes, due February 2015	7.25%		1,399	71	1,470	1,400
Novelis Corporation
Floating rate Term Loan, due July 2014	7.20%		659	—	659	—
Floating rate Term Loan B(C)	—		—	—	—	449
Novelis Switzerland S.A.
Capital lease obligation, due January 2020 (Swiss francs (CHF) 55 million)	7.50%		47	(4)	43	46
Capital lease obligation, due August 2011 (CHF 4 million)	2.49%		3	—	3	4
Novelis Korea Limited
Bank loan, due December 2007	4.55%		70	(1)	69	70
Bank loan (Korean won (KRW) 40 billion)(D)	—		—	—	—	42
Bank loan, due December 2007 (KRW 25 billion)	4.45%		27	—	27	27
Bank loans, due September 2008 through June 2011 (KRW 1 billion)	3.92	%(E)	1	—	1	1
Other
Other debt, due April 2008 through December 2012	2.21	%(E)	2	—	2	2

Total debt			2,507	66	2,573	2,300
Less: current portion			(14)	—	(14)	(143)

Long-term debt — net of current portion			$2,493	$66	$2,559	$2,157

(A)	Interest rates are as of September 30, 2007 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement.

(B)	Debt was recorded at fair value as a result of the Arrangement (see Note 2 — Acquisition of Novelis Common Stock).

(C)	The Floating rate Term Loan B was refinanced in July 2007. See New Senior Secured Credit Facilities.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

(D)	The Bank loan was refinanced in August 2007 with a short-term borrowing. See Korean Bank Loans.

(E)	Weighted average interest rate.

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

In connection with these backstop commitments, we paid fees totaling $14 million, which were included in Other long-term assets — third parties as of June 30, 2007. Of this amount, $6 million was related to the unsecured senior notes, which were not refinanced, and was written off during the quarter ended September 30, 2007. The remaining $8 million in fees paid have been credited by the lenders towards fees associated with the new senior secured credit facilities (described below) and will be amortized over the lives of the related borrowings.

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

Under the Term Loan facility, loans characterized as alternate base rate (ABR) borrowings bear interest annually at a rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus the applicable margin, and loans characterized as Eurocurrency borrowings bear interest at an annual rate equal to the adjusted LIBOR rate for the interest period in effect, plus the applicable margin.

Under the ABL facility, interest charged is dependent on the type of loan: (1) any swingline loan or any loan categorized as an ABR borrowing will bear interest at an annual rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%), plus the applicable margin; (2) Eurocurrency loans will bear interest at an annual rate equal to the adjusted LIBOR rate for the applicable interest period, plus the applicable margin; (3) loans designated as Canadian base rate borrowings will bear an annual interest rate equal to the Canadian base rate (CAPRIME), plus the applicable margin; (4) loans designated as bankers acceptances (BA) rate loans will bear interest at the average discount rate offered for bankers’ acceptances for the applicable BA interest period, plus the applicable margin and (5) loans designated as Euro Interbank Offered Rate (EURIBOR) loans will bear interest annually at a rate equal to the adjusted EURIBOR rate for the applicable interest period, plus the applicable margin. Applicable margins under the ABL facility depend upon excess availability levels calculated on a quarterly basis.

Generally, for both the Term Loan facility and ABL facility, interest rates reset every three months and interest is payable on a monthly, quarterly or other periodic basis depending on the type of loan.

The proceeds from the Term Loan facility of $960 million, drawn in full at the time of closing, and the initial draw of $324 million under the ABL facility were used to pay off the existing senior secured credit facility (discussed below), pay for debt issuance costs of the New Credit Facilities and provide for additional working capital. Mandatory minimum principal amortization payments under the Term Loan facility are $2.4 million per calendar quarter. The first mandatory minimum principal amortization payment was made on

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

September 28, 2007. Additional mandatory prepayments are required to be made in the event of certain collateral liquidations, asset sales, debt and preferred stock issuances, equity issuances, casualty events and excess cash flow (as defined in the New Credit Facilities). Any unpaid principal remaining is due in full on July 6, 2014.

Borrowing limits under the ABL facility are generally based on 85% of eligible accounts receivable and 75% to 85% of eligible inventories. Commitment fees of 0.25% to 0.375% are based on average daily amounts outstanding under the ABL facility during a fiscal quarter, and are payable quarterly.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Substantially all of our assets are pledged as collateral under the New Credit Facilities.

We incurred debt issuance costs on our New Credit Facilities totaling $30 million, including the $8 million in fees previously paid in conjunction with the backstop commitment. These fees are included in Other long-term assets — third parties and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility. The unamortized amount of these costs was $28 million as of September 30, 2007.

Old Senior Secured Credit Facilities

In connection with our spin-off from Alcan, we entered into senior secured credit facilities (Old Credit Facilities) providing for aggregate borrowings of up to $1.8 billion. The Old Credit Facilities consisted of (1) a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at London Interbank Offered Rate (LIBOR) plus 1.75% (which was subject to change based on certain leverage ratios), all of which was borrowed on January 10, 2005, and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility.

The Old Credit Facilities included customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios. Substantially all of our assets were pledged as collateral under the Old Credit Facilities.

The terms of our Old Credit Facilities required that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to delays in certain of our SEC filings for 2005 and 2006, we obtained a series of five waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. Fees paid related to the five waiver and consent agreements totaled $6 million.

On October 16, 2006, we amended the financial covenants to our Old Credit Facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios through the quarter ending March 31, 2008.

We also amended and modified other provisions of the Old Credit Facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and receivables securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying higher applicable margins on our Old Credit Facilities and higher unused commitment fees on our revolving credit facilities that were instated with a prior waiver and consent agreement in May 2006. Commitment fees related to the unused portion of the $500 million revolving credit facility were 0.625% per annum.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

On April 27, 2007, our lenders consented to a further amendment of our Old Credit Facilities. The amendment included permission to increase the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement, including the cash settlement of share-based compensation arrangements and lender fees. Additionally, the amendment included a limited waiver of the change of control Event of Default (as defined in the senior secured credit facilities) which effectively extended the requirement to repay the Old Credit Facilities to July 11, 2007. We paid fees of approximately $2 million to lenders who consented to this amendment.

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

As a result of the Arrangement, the Senior Notes were recorded at their fair value of $1.474 billion based on their market price of 105.25% of $1,000 face value per bond as of May 14, 2007. The incremental fair value of $74 million is being amortized to interest income over the remaining life of the Senior Notes in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Due to the change in the market price of our Senior Notes from 105.25% as of May 14, 2007 to 97.75% as of September 30, 2007, the estimated fair value of this debt has decreased $106 million to $1.368 billion (after considering the repurchase of approximately $1 million of the Senior Notes pursuant to the tender offer discussed below).

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants for the quarter ended September 30, 2007.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Korean Bank Loans

In November 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a Korean won (KRW) 40 billion ($40 million) floating rate long-term loan due November 2007. We immediately entered into an interest rate swap to fix the interest rate at 4.80%. In August 2007, we refinanced this loan with a floating rate short-term borrowing in the amount of $40 million due by August 2008. We recognized a loss on extinguishment of debt of less than $1 million in connection with this refinancing. Additionally, we immediately entered into an interest rate swap and cross currency swap for the loan through a 3.94% fixed rate KRW 38 billion loan.

In December 2004, we entered into (1) a $70 million floating rate loan and (2) a KRW 25 billion ($25 million) floating rate loan, both due in December 2007. We immediately entered into an interest rate and cross currency swap on the $70 million floating rate loan through a 4.55% fixed rate KRW 73 billion loan and an interest rate swap on the KRW 25 billion floating rate loan to fix the interest rate at 4.45%. On October 25, 2007, we entered into a $100 million floating rate loan due October 2010 and immediately repaid the $70 million loan. We intend to repay the KRW 25 billion loan by its scheduled maturity date in December 2007 from the proceeds of this new borrowing. Consequently, both of the Korean bank loans originally due December 2007 have been classified as long-term in our September 30, 2007 condensed consolidated balance sheet. Additionally, we immediately entered into an interest rate swap and cross currency swap for the $100 million floating rate loan through a 5.44% fixed rate KRW 92 billion loan.

During the periods from May 16, 2007 through September 30, 2007 and from April 1, 2007 through May 15, 2007, interest rates on other Korean bank loans for $1 million (KRW 1 billion) ranged from 3.50% to 5.50%.

Other Agreements

In May 2007, we terminated a loan and a corresponding deposit-and-guarantee agreement for $80 million. We did not include the loan or deposit amounts in our condensed consolidated balance sheet as of March 31, 2007 as the agreement included a legal right of setoff and we had the intent and ability to setoff.

Interest Rate Swaps

As noted above, we entered into interest rate swaps on certain Korean bank loans. On July 3, 2007, we terminated an interest rate swap we had to fix the 3-month LIBOR interest rate at an effective weighted average interest rate of 3.9% on $100 million of the floating rate Term Loan B debt, which was originally scheduled to expire on February 3, 2008. The termination resulted in a gain of less than $1 million. As of September 30, 2007, approximately 58% of our debt was fixed rate and approximately 42% was variable rate.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Capital Lease Obligations

In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and calls for fixed quarterly payments of CHF 1.7 million, which is equivalent to $1.5 million at the exchange rate as of September 30, 2007.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and calls for fixed monthly payments of CHF 0.1 million, which is equivalent to $0.1 million at the exchange rate as of September 30, 2007.

Short Term Borrowings and Lines of Credit

As of September 30, 2007, our short-term borrowings were $243 million consisting of (1) $180 million of short-term loans under our ABL facility, (2) a $40 million short-term loan in Korea and (3) $23 million in bank overdrafts. As of September 30, 2007, $26 million of our ABL facility was utilized for letters of credit and we had approximately $580 million in remaining availability under this revolving credit facility.

As of September 30, 2007, we had an additional $74 million outstanding under letters of credit in Korea not included in our ABL facility. The weighted average interest rate on our total short-term borrowings was 6.38% and 7.77% as of September 30, 2007 and March 31, 2007, respectively.

10.	Accumulated Other Comprehensive Income

Other comprehensive income is comprised of the following (in millions).

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net change in foreign currency translation adjustments	$27	$11	$14	$31	$68
Net change in fair value of effective portion of hedges	2	11	4	(1)	(23)
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	(1)	—
Net change in minimum pension liability	—	(1)	—	—	(4)

Net other comprehensive income adjustments, before income tax effect	29	21	18	29	41
Income tax effect	2	—	12	4	—

Other comprehensive income	$31	$21	$30	$33	$41

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Accumulated other comprehensive income, net of income tax effects, is comprised of the following (in millions).

	As of
	September 30, 2007	March 31, 2007
	Successor	Predecessor
Foreign currency translation adjustments	$28	$144
Fair value of effective portion of hedges — net	2	(43)
Net actuarial loss	—	(82)
Net prior service cost	—	(8)
Net transition obligation	—	(1)

Accumulated other comprehensive income	$30	$10

11.	Share-Based Compensation

Effect of Acquisition by Hindalco

As a result of the Arrangement (see Note 2 — Acquisition of Novelis Common Stock), all of our share-based compensation awards (except for our Recognition Awards) were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. We made aggregate cash payments (including applicable payroll-related taxes) totaling $72 million to plan participants following consummation of the Arrangement, as follows:

	Shares/Units	Cash Payments
Predecessor:	Settled	(In millions)

Novelis 2006 Incentive Plan (stock options)	825,850	$16
Novelis 2006 Incentive Plan (stock appreciation rights)	378,360	7
Novelis Conversion Plan of 2005	1,238,183	29
Stock Price Appreciation Unit Plan	299,873	7
Deferred Share Unit Plan for Non-Executive Directors	109,911	5
Novelis Founders Performance Awards	180,400	8

		$72

Compensation expense of $45 million resulting from the accelerated vesting of plan awards is included in Selling, general and administrative expenses in our condensed consolidated statement of operations for the period from April 1, 2007 through May 15, 2007. We also recorded a $7 million reduction to our Additional paid-in capital during the period from April 1, 2007 through May 15, 2007 for the conversion of certain of our share-based compensation plans from equity-based plans to liability-based plans.

Our Recognition Awards plan remains in place as of September 30, 2007. However, the awards are now payable only in either, at the option of the Executive (defined below), (i) Hindalco common shares (if offered by Hindalco) or (ii) cash.

Recognition Awards

On September 25, 2006, we entered into Recognition Agreements and granted Recognition Awards to certain executive officers and other key employees (Executives) to retain and reward them for continued dedication towards corporate objectives. Under the terms of these agreements, Executives who remain

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

The number of Recognition Awards payable under the agreements varies by Executive. Currently, there are 118,100 shares subject to award. Prior to the Arrangement and in accordance with the provisions of FASB Statement No. 123 (Revised), Share-Based Payment, we valued these awards as of the issuance date and were recognizing their cost over the requisite service period of the Executives. As a result of the Arrangement, the Recognition Awards changed in classification from an equity-based to a liability-based plan using the $44.93 purchase price per common share paid by Hindalco in the transaction as the per share value. This classification change resulted in additional share-based compensation expense of $1.3 million during the period from April 1, 2007 through May 15, 2007.

The table below shows the activity for our Recognition Awards.

		Weighted
	Number of	Average	Award
	Recognition	Fair Value at	Redemption
	Awards	Grant Date	Price

Predecessor:
Recognition Awards as of March 31, 2007	145,800	$23.15
Granted	—
Vested	—
Forfeited/Cancelled	—

Recognition Awards as of May 15, 2007	145,800		$44.93

Successor:
Granted	—
Vested	—
Forfeited/Cancelled	(27,700)

Recognition Awards as of September 30, 2007	118,100		$44.93

As of September 30, 2007, there was approximately $1 million of unamortized compensation expense related to each of the two vesting dates for the Recognition Awards, which is expected to be recognized over the next 0.25 years and 1.25 years, respectively.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equals or exceeds $28.59. As a result of the Arrangement, all of our stock options under the 2006 Incentive Plan were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

The table below shows the option activity (for both premium and non-premium options) under our 2006 Incentive Plan.

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Predecessor:
Options outstanding as of March 31, 2007	825,850	$25.53
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Expired	—	—
Settled as a result of the Arrangement	(825,850)	$25.53

Options outstanding as of May 15, 2007	—	$—	—	$—

Options exercisable as of May 15, 2007	—	$—	—	$—

Prior to the Arrangement, we used the Monte Carlo valuation model to determine the fair value of the premium options outstanding under the 2006 Incentive Plan. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. Because our trading history was shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield was based on dividend payments of $0.01 per share per quarter. Risk-free interest rates were based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. The fair value of the premium options was being amortized over the requisite service period of each award, which was originally from one to four years, subject to acceleration in cases where the employee elected retirement or was retirement eligible after October 26, 2007.

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

The table below shows the option activity in our Conversion Plan.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Predecessor:
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

Under our Conversion Plan for the period from April 1, 2007 through May 15, 2007, the total intrinsic value of options exercised was approximately $1 million and cash received from options exercised was approximately $1 million. During both the three months and six months ended September 30, 2006, there were 4,298 options exercised at a weighted average exercise price of $18.31.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below shows the SARs activity (for both premium and non-premium SARs) under our 2006 Incentive Plan.

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	SARs	Price	(In Years)	Value

Predecessor:
SARs outstanding as of March 31, 2007	380,000	$25.53
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(1,640)	$25.53
Expired	—	—
Settled as a result of the Arrangement	(378,360)	$25.53

SARs outstanding as of May 15, 2007	—	$—	—	$—

SARs exercisable as of May 15, 2007	—	$—	—	$—

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

Stock Price Appreciation Unit Plan

Prior to the spin-off, some Alcan employees who later transferred to Novelis held Alcan stock price appreciation units (SPAUs). These units entitled them to receive cash equal to the excess of the market value of an Alcan common share on the exercise date of a SPAU over the market value of an Alcan common share on its grant date. On January 6, 2005, these employees received 418,777 Novelis SPAUs to replace their 211,035 Alcan SPAUs at a weighted average exercise price of $22.04. All converted SPAUs that were vested at the spin-off date continued to be vested. Unvested SPAUs were to vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below shows the activity in our SPAU Plan.

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	SPAUs	Price	(In Years)	Value

Predecessor:
SPAUs outstanding as of March 31, 2007	300,617	$21.94
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(744)	$21.49
Expired	—	—
Settled as a result of the Arrangement	(299,873)	$21.94

SPAUs outstanding as of May 15, 2007	—	$—	—	$—

SPAUs exercisable as of May 15, 2007	—	$—	—	$—

Prior to the Arrangement, we used the Black-Scholes valuation model to estimate the fair value of SPAUs granted to employees and to determine the fair value of the SPAUs outstanding. Because our trading history is shorter than the expected life of the SPAUs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. No quarterly or annual dividend was expected. Risk-free interest rates were based on U.S. Treasury spot rates consistent with the expected remaining lives of the SPAUs. Because we did not have a sufficient history of SPAU exercise or cancellation, we estimated the expected remaining life of the SPAUs based on an extension of the “simplified method” as prescribed by SAB No. 107. As a result of the Arrangement, the SPAUs were valued using the $44.93 purchase price per common share paid by Hindalco in the transaction.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below shows the activity in our DDSU Plan.

			Aggregate
	Number of	Redemption	Intrinsic
	DDSUs	Price	Value

Predecessor:
DDSUs outstanding as of March 31, 2007	106,578	$44.09
Granted	3,333
Exercised (paid out)	—
Forfeited	—
Expired/Cancelled	—
Settled as a result of the Arrangement	(109,911)	$44.93

DDSUs outstanding as of May 15, 2007	—	$—	$—

As a result of the Arrangement, 109,911 DDSUs were settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction for approximately $5 million.

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

As a result of the Arrangement, the second and third tranches (represented by 94,450 and 85,950 PSUs, respectively) were settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction for a total of approximately $8 million.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Share-Based Compensation Expense

Total share-based compensation expense is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

	Three Months
	Ended		May 16, 2007		Six Months
	September 30,		Through	April 1, 2007	Ended
			September 30,	Through	September 30,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Recognition Awards	$0.8	$—	$1.2	$1.5	$—
Novelis 2006 Incentive Plan (stock options)	n.a.	—	n.a.	14.5	—
Novelis 2006 Incentive Plan (stock appreciation rights)	n.a.	—	n.a.	5.6	—
Novelis Conversion Plan of 2005	n.a.	0.8	n.a.	23.8	1.5
Stock Price Appreciation Unit Plan	n.a.	0.8	n.a.	(0.5)	1.1
Deferred Share Unit Plan for Non-Executive Directors	n.a.	0.5	n.a.	0.2	0.9
Novelis Founders Performance Awards	n.a.	1.0	n.a.	0.1	1.3
Total Shareholder Returns Performance Plan	n.a.	0.6	n.a.	—	1.0

Total share-based compensation expense	$0.8	$3.7	$1.2	$45.2	$5.8

n.a. — not applicable as plan was cancelled.

12.	Postretirement Benefit Plans

Components of net periodic benefit cost for our significant pension and other postretirement benefit plans are shown in the tables below (in millions).

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
Pension Benefit Plans	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Service cost	$12	$9	$18	$6	$19
Interest cost	12	11	18	6	22
Expected return on assets	(11)	(9)	(16)	(5)	(19)
Amortization
— actuarial losses	—	1	—	—	3
— prior service cost	—	1	—	—	1

Net periodic benefit cost	$13	$13	$20	$7	$26

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
Other Postretirement Benefit Plans	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Service cost	$1	$1	$2	$1	$2
Interest cost	2	2	3	1	4
Amortization
— actuarial losses	—	1	—	—	1

Net periodic benefit cost	$3	$4	$5	$2	$7

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

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Funded pension plans	$11	$8	$16	$4	$13
Unfunded pension plans	4	3	6	2	6
Savings and defined contribution pension plans	4	3	6	2	5

Total contributions	$19	$14	$28	$8	$24

During the remainder of fiscal 2008, we expect to contribute an additional $20 million to our funded pension plans, $9 million to our unfunded pension plans and $6 million to our savings and defined contribution pension plans.

In October 2007, we completed the transfer of additional U.K. plan assets and liabilities from Alcan to Novelis. Plan liabilities assumed exceeded plan assets received by approximately $7 million. This difference will be recorded as a purchase price adjustment to goodwill in our final purchase price allocation.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

13.	Currency Losses (Gains)

The following currency losses (gains) are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net loss (gain) on change in fair value of currency derivative instruments(A)	$(5)	$(6)	$(21)	$(10)	$2
Net loss (gain) on translation of monetary assets and liabilities(B)	2	(5)	9	4	(10)

Net currency losses (gains)	$(3)	$(11)	$(12)	$(6)	$(8)

(A)	Included in (Gain) loss on change in fair value of derivative instruments — net in the accompanying condensed consolidated statements of operations.

(B)	Included in Other (income) expenses — net in the accompanying condensed consolidated statements of operations.

The following currency gains are included in Accumulated other comprehensive income in the accompanying condensed consolidated balance sheets (net of tax effect and in millions).

	May 16, 2007	January 1, 2007
	Through	Through
	September 30, 2007	March 31, 2007
	Successor	Predecessor
Cumulative currency translation adjustment — beginning of period	$—	$133
Effect of changes in exchange rates	28	11

Cumulative currency translation adjustment — end of period	$28	$144

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

Certain contracts are designated as hedges of either net investment or cash flows. For these contracts we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive income within Shareholder’s equity in the accompanying condensed consolidated balance sheet.

Prior to Completion of the Arrangement

Prior to and during the period from April 1, 2007 through May 15, 2007, we applied hedge accounting to certain of our cross-currency swaps with respect to intercompany loans to several European subsidiaries and

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

forward exchange contracts. Our Euro and British pound (GBP) cross-currency swaps were designated as net investment hedges, while our Swiss franc (CHF) cross-currency swaps and our Brazilian real (BRL) forward foreign exchange contracts were designated as cash flow hedges. As of May 15, 2007, we had $712 million of cross-currency swaps (Euro 475 million, GBP 62 million and CHF 35 million) and $99 million of forward foreign exchange contracts (BRL 229 million). During the period from April 1, 2007 through May 15, 2007, we implemented cash flow hedge accounting for an electricity swap, which was embedded in a supply contract.

During the period from April 1, 2007 through May 15, 2007, the change in fair value of the effective and interest portions of our net investment hedges was a loss of $8 million and the change in fair value of the effective portion of our cash flow hedges was a gain of $7 million.

Impact of the Arrangement and Purchase Accounting

Concurrent with completion of the Arrangement on May 15, 2007, we dedesignated all hedging relationships. The cumulative change in fair value of effective and interest portions of these hedges, previously presented in Accumulated other comprehensive income within Shareholder’s equity on May 15, 2007, was incorporated in the new basis of accounting. As a result of purchase accounting, the fair value of all embedded derivative instruments was allocated to the fair value of their respective host contracts, reducing the fair value of embedded derivative instruments to zero.

Subsequent to Completion of the Arrangement

We redesignated our electricity swap, noted below, as a cash flow hedge on June 1, 2007. We redesignated our Euro, GBP and CHF cross-currency swaps, noted above, as net investment hedges on September 1, 2007. We have not applied hedge accounting to any other derivative instruments after May 15, 2007. Subsequent changes in fair value have been recognized in (Gain) loss on change in fair value of derivative instruments — net in our condensed consolidated statements of operations.

During the three months ended September 30, 2007 and for the period from May 16, 2007 through September 30, 2007, we recognized pre-tax gains of $2 million and $4 million, respectively, for the change in fair value of the effective portion of our remaining cash flow hedge. As of September 30, 2007, the amount of effective net gains to be realized during the next twelve months is not significant. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

During the three months ended September 30, 2007 and for the period from May 16, 2007 through September 30, 2007, we recognized pre-tax losses of $28 million and $28 million, respectively, for the change in fair value of the effective portion of our net investment hedges. As of September 30, 2007, we expect to realize $4 million of effective net losses during the next twelve months. The maximum period over which we have hedged our net investment variability is through February 2015.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair values of our financial instruments and commodity contracts as of September 30, 2007 and March 31, 2007 were as follows (in millions).

		As of September 30, 2007
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2008 through 2012	$34	$(44)	$(10)
Cross-currency swaps	2008 through 2015	—	(141)	(141)
Aluminum forward contracts	2008 through 2010	13	(29)	(16)
Electricity swap	2017	4	(1)	3
Embedded derivative instruments	2008	7	—	7
Natural gas swaps	2008 through 2009	—	(1)	(1)

Total fair value		58	(216)	(158)
Less: current portion(A)		51	(81)	(30)

Noncurrent portion(A)		$7	$(135)	$(128)

		As of March 31, 2007
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Predecessor:
Foreign exchange forward contracts	2008 through 2012	$16	$(20)	$(4)
Interest rate swaps	2008	2	—	2
Cross-currency swaps	2008 through 2015	6	(90)	(84)
Aluminum forward contracts	2008 through 2010	60	(8)	52
Aluminum options	2008	1	—	1
Electricity swap	2017	60	—	60
Embedded derivative instruments	2008	1	—	1
Natural gas swaps	2008	1	—	1

Total fair value		147	(118)	29
Less: current portion(A)		92	(33)	59

Noncurrent portion(A)		$55	$(85)	$(30)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented in the accompanying condensed consolidated balance sheets. The amounts of the current and noncurrent portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

15.	Other (Income) Expenses — Net

Other (income) expenses — net is comprised of the following (in millions).

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Restructuring charges — net	$—	$10	$1	$1	$12
Exchange (gains) losses — net	2	(5)	9	4	(10)
Losses on disposals of property, plant and equipment — net	—	2	—	—	2
Other — net	(9)	—	(6)	(1)	(1)

Other (income) expenses — net	$(7)	$7	$4	$4	$3

16.	Income Taxes

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

The Provision (benefit) for taxes on loss for (1) the three months ended September 30, 2007 and (2) the periods from May 16, 2007 through September 30, 2007 and from April 1, 2007 through May 15, 2007 were based on the estimated effective tax rates applicable for the fiscal year ending March 31, 2008, after considering items specifically related to the interim periods. The Provision (benefit) for taxes on loss for the three and six month periods ended September 30, 2006 were based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2006, after considering items specifically related to the interim periods.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions).

			May 16, 2007	April 1, 2007	Six Months
			Through	Through	Ended
	Three Months Ended September 30,		September 30,	May 15,	September 30,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Pre-tax loss before equity in net (income) loss of non-consolidated affiliates and minority interests’ share	$(19)	$(161)	$(38)	$(95)	$(175)

Canadian statutory tax rate	33%	33%	33%	33%	33%

Income taxes (benefit) at the Canadian statutory rate	$(6)	$(54)	$(12)	$(31)	$(58)
Increase (decrease) in tax rate resulting from:
Exchange translation items	27	2	47	23	26
Exchange remeasurement of deferred income taxes	4	(1)	7	3	(1)
Change in valuation allowances	19	12	40	13	9
Enacted tax rate changes	(74)	—	(71)	2	1
Expense/income items with no tax effect — net	(10)	—	(19)	(11)	(9)
Tax rate differences on foreign earnings	(2)	(11)	—	2	(40)
Other — net	6	—	8	3	—

Provision (benefit) for taxes on loss	$(36)	$(52)	$—	$4	$(72)

Effective tax rate	189%	32%	—%	(4)%	41%

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (2) changes in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses; (3) differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions shown above as tax rate differences on foreign earnings and (4) the effects of enacted tax rate changes on cumulative taxable temporary differences.

Cash taxes paid are shown in the table below (in millions).

			May 16, 2007	April 1, 2007	Six Months
			Through	Through	Ended
	Three Months Ended September 30,		September 30,	May 15,	September 30,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Cash taxes paid	$19	$5	$31	$9	$12

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Tax authorities are currently examining certain of our prior years’ tax returns for 1999-2006. We are evaluating potential adjustments related to certain items and we anticipate that it is reasonably possible that settlement of the examination will result in a payment in the range of up to $5 million and a corresponding decrease in unrecognized tax benefits by September 30, 2008.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $12 million decrease in unrecognized tax benefits by September 30, 2008 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties as of January 1, 2007.

With the exception of the ongoing tax examinations described above, we are no longer subject to any income tax examinations by any tax authorities for years before 2001. With few exceptions, tax returns for all jurisdictions for all tax years after 2000 are subject to examination by taxing authorities.

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Provision (benefit) for taxes on income (loss). As of March 31, 2007, we had $8 million accrued for potential interest on income taxes and no amounts accrued for potential penalties. For the three months ended September 30, 2007 and the periods from May 16, 2007 through September 30, 2007 and from April 1, 2007 through May 15, 2007, our Provision (benefit) for taxes on loss included charges for an additional $1 million, $3 million and less than $1 million of potential interest, respectively. As of September 30, 2007, we had $11 million accrued for potential interest on income taxes and no amounts accrued for potential penalties.

17.	Commitments and Contingencies

Primary Supplier

Alcan is our primary supplier of prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined prime and sheet ingot purchases.

	Three Months		May 16, 2007	April 1, 2007	Six Months
	Ended		Through	Through	Ended
	September 30,		September 30,	May 15,	September 30,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Purchases from Alcan as a percentage of total combined prime and sheet ingot purchases	43%	36%	40%	35%	40%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers. In the quarter ended September 30, 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the extent of coverage of the costs included in the settlement. On October 8, 2007, we received a letter from these insurers stating that they have completed their review and they are requesting a refund of the $39 million plus interest. We are reviewing the insurers’ position and expect to respond to their letter within 45 days.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended September 30, 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by the parties as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of September 30, 2007 and March 31, 2007.

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

Coca-Cola Lawsuits.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in state court in Georgia. In addition, a lawsuit was commenced against Novelis Corporation and Alcan Corporation on April 3, 2007 by Coca-Cola Enterprises

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Inc., Enterprises Acquisition Company, Inc., The Coca-Cola Company and The Coca-Cola Trading Company, Inc. (collectively CCE) in federal court in Georgia. Novelis intends to defend these claims vigorously.

CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the most favored nations provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has filed its answer and the parties are proceeding with discovery.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a demand for a jury. Those motions are pending. We intend to defend these proceedings vigorously.

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

In cooperation with the New York State Department of Environmental Conservation (NYSDEC) and the New York State Department of Health, Novelis Corporation entered into a consent decree in August 2000 to develop and implement a remedial program to address the PCB contamination at the Oswego North Ponds site. A remedial investigation report was submitted in January 2004. The current estimated cost associated with this remediation is in the range of $12 million to $26 million. Based upon the report and other factors, we accrued $19 million as our estimated cost. In addition, NYSDEC held a public hearing on the remediation plan on March 13, 2006 and a Consent Order for the implementation of the remediation plan was executed by NYSDEC and Novelis Corporation, effective January 1, 2007. We believe that our estimate of $19 million is reasonable, and that the remediation plan will be designed and implemented in fiscal 2008.

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of September 30, 2007 and March 31, 2007, we had cash deposits aggregating approximately $30 million and $25 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $12 million to $74 million as of

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

September 30, 2007. In total, these reserves approximate $93 million as of September 30, 2007 and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheets.

On August 15, 2007, there was a Superior Court of Justice ruling in Brazil reducing the statute of limitations from ten years to five years for claims relating to the application of Brazilian tax credits resulting from previous payments made under a social contribution tax. Accordingly, in the three months ended September 30, 2007, we reversed $21 million of reserves ($15 million net of tax) relating to the disputed application of such credits in 1999 and 2000, as these tax credits may no longer be challenged by the government.

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

In the case of our wholly-owned subsidiaries, the indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. For our majority-owned subsidiaries, the indebtedness guaranteed is for short-term loan, overdraft and other debt facilities with financial institutions, some of which have various expiration dates through September 30, 2008. Other of the guarantees have indefinite terms and expire upon written notice among the parties. Neither we nor any of our subsidiaries or non-consolidated affiliates holds any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Since we consolidate wholly-owned and majority-owned subsidiaries in our financial statements, all outstanding liabilities associated with trade accounts payable and short-term debt facilities for these entities are already included in our condensed consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness as of September 30, 2007 (in millions).

	Maximum Potential	Liability Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$64	$55
Majority-owned subsidiaries	3	—
Aluminium Norf GmbH	14	—

18.	Segment and Major Customer Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, during the quarter ended June 30, 2007 we changed our segment performance measure to Segment Income, as defined below. As a result, certain prior period amounts have been reclassified to conform to the new segment performance measure.

We measure the profitability and financial performance of our operating segments, based on Segment Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Segment Income provides a measure of our underlying segment results that is in line

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

with our portfolio approach to risk management. We define Segment Income as earnings before (a) interest expense and amortization of debt issuance costs — net; (b) unrealized gains (losses) on change in fair value of derivative instruments — net; (c) realized gains (losses) on corporate derivative instruments — net; (d) depreciation and amortization; (e) impairment charges on long-lived assets; (f) minority interests’ share; (g) adjustments to reconcile our proportional share of Segment Income from non-consolidated affiliates to income as determined on the equity method of accounting; (h) restructuring charges — net; (i) gains or losses on disposals of property, plant and equipment and businesses — net; (j) corporate selling, general and administrative expenses; (k) other costs — net; (l) litigation settlement — net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting change.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying condensed consolidated statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in (Gain) loss on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e., realized) during that period.

The tables below show selected segment financial information (in millions). The Corporate and Other column in the tables below includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Selected Segment Financial Information

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total

September 30, 2007 (Successor)	$4,468	$3,388	$1,363	$1,353	$(34)	$135	$10,673

March 31, 2007 (Predecessor)	$1,566	$2,543	$1,110	$821	$(114)	$44	$5,970

Comparison of Three Month Data:

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended September 30, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$1,050	$1,092	$438	$241	$—	$—	$2,821
Intersegment sales	2	1	4	11	—	(18)	—
Segment Income	89	67	18	46	—	—	220
Depreciation and amortization	39	39	16	14	(7)	1	102
Capital expenditures	8	16	6	7	(3)	1	35

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended September 30, 2006	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$954	$940	$388	$216	$(4)	$—	$2,494
Intersegment sales	—	2	4	21	—	(27)	—
Segment Income (Loss)	(18)	68	16	37	—	—	103
Depreciation and amortization	17	21	14	11	(7)	1	57
Capital expenditures	6	8	6	5	(3)	—	22

Comparison of Six Month Data:

					Adjustment to
					Eliminate
Selected Operating Results	America			South	Proportional	Corporate
May 16, 2007 Through September 30, 2007	North	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$1,624	$1,686	$683	$375	$—	$—	$4,368
Intersegment sales	3	1	6	27	—	(37)	—
Segment Income	112	110	17	68	—	—	307
Depreciation and amortization	60	61	24	22	(13)	1	155
Capital expenditures	14	25	11	8	(3)	2	57

					Adjustment to
					Eliminate
Selected Operating Results	America			South	Proportional	Corporate
April 1, 2007 Through May 15, 2007	North	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$446	$510	$216	$109	$—	$—	$1,281
Intersegment sales	—	—	1	7	—	(8)	—
Segment Income (Loss)	(24)	32	6	18	—	—	32
Depreciation and amortization	7	11	7	5	(3)	1	28
Capital expenditures	4	8	4	3	(3)	1	17

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Six Months Ended September 30, 2006	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$1,946	$1,862	$841	$417	$(8)	$—	$5,058
Intersegment sales	1	2	9	32	—	(44)	—
Segment Income	7	146	40	80	—	—	273
Depreciation and amortization	35	45	27	22	(15)	2	116
Capital expenditures	16	17	14	13	(5)	1	56

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table shows the reconciliation from Total Segment Income to Net income (loss) (in millions).

	Three Months		May 16,	April 1, 2007
	Ended		2007 Through	Through	Six Months Ended
	September 30,		September 30,	May 15,	September 30,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Total Segment Income	$220	$103	$307	$32	$273
Interest expense and amortization of debt issuance costs — net	(56)	(52)	(81)	(26)	(101)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(87)	(98)	(102)	5	(133)
Realized gains (losses) on corporate derivative instruments — net	29	—	37	(3)	—
Depreciation and amortization	(102)	(57)	(155)	(28)	(116)
Minority interests’ share	—	2	2	1	(2)
Adjustment to eliminate proportional consolidation(B)	(17)	(9)	(26)	(7)	(16)
Restructuring charges — net	—	(10)	(1)	(1)	(12)
Gains or (losses) on disposal of property, plant, and equipment — net	—	(2)	—	—	(2)
Corporate selling, general and administrative expenses	(16)	(33)	(26)	(35)	(63)
Other costs — net	6	2	4	1	4
Sale transaction fees	—	—	—	(32)	—
Benefit (provision) for taxes on loss	36	52	—	(4)	72

Net income (loss)	$13	$(102)	$(41)	$(97)	$(96)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments — net on our condensed consolidated statements of operations.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
(Gain) loss on change in fair value of derivative instruments — net:
Realized and included in Segment Income	$(22)	$(61)	$(43)	$(18)	$(137)
Realized on corporate derivative instruments	(29)	—	(37)	3	—
Unrealized	87	98	102	(5)	133

(Gain) loss on change in fair value of derivative instruments — net	$36	$37	$22	$(20)	$(4)

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 7 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Major Customer Information

All of our operating segments had net sales to Rexam Plc (Rexam), our largest customer. The table below shows our net sales to Rexam as a percentage of total net sales.

	Three Months		May 16, 2007		Six Months
	Ended		Through	April 1, 2007	Ended
	September 30,		September 30,	Through	September 30,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net sales to Rexam as a percentage of total net sales	15.6%	14.3%	14.7%	13.5%	13.8%

19.	Supplemental Guarantor Information

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

The following information presents consolidating statements of operations, consolidating balance sheets and consolidating statements of cash flows of the Parent, the Guarantors and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	Three Months Ended September 30, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$369	$2,400	$736	$(684)	$2,821

Cost of goods sold (exclusive of depreciation and amortization shown below)	366	2,183	697	(691)	2,555
Selling, general and administrative expenses	8	62	18	—	88
Depreciation and amortization	5	74	23	—	102
Research and development expenses	7	2	1	—	10
Interest expense and amortization of debt issuance costs — net	15	35	6	—	56
Loss on change in fair value of derivative instruments — net	1	27	8	—	36
Equity in net income (loss) of affiliates	(40)	4	—	40	4
Other (income) expenses — net	(10)	4	(2)	1	(7)

	352	2,391	751	(650)	2,844

Income (loss) before provision for taxes on income (loss) and minority interests’ share	17	9	(15)	(34)	(23)
Provision (benefit) for taxes on income (loss)	4	(40)	—	—	(36)

Income (loss) before minority interests’ share	13	49	(15)	(34)	13
Minority interests’ share	—	—	—	—	—

Net income (loss)	$13	$49	$(15)	$(34)	$13

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	Three Months Ended September 30, 2006 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$415	$2,176	$657	$(754)	$2,494

Cost of goods sold (exclusive of depreciation and amortization shown below)	404	2,121	625	(761)	2,389
Selling, general and administrative expenses	13	70	20	—	103
Depreciation and amortization	4	37	16	—	57
Research and development expenses	7	2	1	—	10
Interest expense and amortization of debt issuance costs — net	12	35	5	—	52
Loss on change in fair value of derivative instruments — net	9	23	5	—	37
Equity in net (income) loss of affiliates	70	(5)	—	(70)	(5)
Other (income) expenses — net	(5)	14	(2)	—	7

	514	2,297	670	(831)	2,650

Loss before provision (benefit) for taxes on loss and minority interests’ share	(99)	(121)	(13)	77	(156)
Provision (benefit) for taxes on loss	3	(55)	—	—	(52)

Loss before minority interests’ share	(102)	(66)	(13)	77	(104)
Minority interests’ share	—	—	2	—	2

Net loss	$(102)	$(66)	$(11)	$77	$(102)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	May 16, 2007 Through September 30, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$614	$3,747	$1,155	$(1,148)	$4,368

Cost of goods sold (exclusive of depreciation and amortization shown below)	612	3,434	1,099	(1,154)	3,991
Selling, general and administrative expenses	13	87	30	—	130
Depreciation and amortization	8	112	35	—	155
Research and development expenses	9	9	5	—	23
Interest expense and amortization of debt issuance costs — net	18	55	8	—	81
(Gain) loss on change in fair value of derivative instruments — net	(12)	23	11	—	22
Equity in net income (loss) of affiliates	(5)	5	—	5	5
Other (income) expenses — net	(14)	18	(1)	1	4

	629	3,743	1,187	(1,148)	4,411

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(15)	4	(32)	—	(43)
Provision (benefit) for taxes on income (loss)	26	(26)	—	—	—

Income (loss) before minority interests’ share	(41)	30	(32)	—	(43)
Minority interests’ share	—	—	2	—	2

Net income (loss)	$(41)	$30	$(30)	$—	$(41)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	Six Months Ended September 30, 2006 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$834	$4,349	$1,413	$(1,538)	$5,058

Cost of goods sold (exclusive of depreciation and amortization shown below)	809	4,195	1,334	(1,542)	4,796
Selling, general and administrative expenses	34	130	37	—	201
Depreciation and amortization	7	76	33	—	116
Research and development expenses	14	5	1	—	20
Interest expense and amortization of debt issuance costs — net	22	70	9	—	101
(Gain) loss on change in fair value of derivative instruments — net	9	(19)	6	—	(4)
Equity in net (income) loss of affiliates	44	(9)	—	(44)	(9)
Other (income) expenses — net	(13)	21	(5)	—	3

	926	4,469	1,415	(1,586)	5,224

Loss before provision for taxes on income (loss) and minority interests’ share	(92)	(120)	(2)	48	(166)
Provision (benefit) for taxes on income (loss)	4	(62)	(14)	—	(72)

Income (loss) before minority interests’ share	(96)	(58)	12	48	(94)
Minority interests’ share	—	—	(2)	—	(2)

Net income (loss)	$(96)	$(58)	$10	$48	$(96)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Balance Sheet
(In millions)

	As of September 30, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$9	$128	$44	$—	$181
Accounts receivable — net of allowances
— third parties	33	893	429	—	1,355
— related parties	504	280	24	(781)	27
Inventories	70	1,010	407	7	1,494
Prepaid expenses and other current assets	7	29	13	—	49
Current portion of fair value of derivative instruments	3	44	4	—	51
Deferred income tax assets	—	58	4	—	62

Total current assets	626	2,442	925	(774)	3,219
Property, plant and equipment — net	110	2,404	784	—	3,298
Goodwill	—	1,975	369	—	2,344
Intangible assets — net	—	774	80	—	854
Investments	3,723	1,611	(1)	(4,576)	757
Fair value of derivative instruments — net of current portion	—	7	—	—	7
Deferred income tax assets	—	25	37	—	62
Other long-term assets	1,226	193	132	(1,419)	132

Total assets	$5,685	$9,431	$2,326	$(6,769)	$10,673

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$10	$1	$—	$14
Short-term borrowings
— third parties	—	185	58	—	243
— related parties	42	403	51	(496)	—
Accounts payable
— third parties	86	817	551	—	1,454
— related parties	65	215	58	(285)	53
Accrued expenses and other current liabilities	49	661	97	—	807
Deferred income tax liabilities	—	84	1	—	85

Total current liabilities	245	2,375	817	(781)	2,656
Long-term debt — net of current portion
— third parties	1,766	695	98	—	2,559
— related parties	—	1,159	260	(1,419)	—
Deferred income tax liabilities	1	635	54	—	690
Accrued postretirement benefits	22	307	114	—	443
Other long-term liabilities	165	505	20	(2)	688

	2,199	5,676	1,363	(2,202)	7,036

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	151	—	151

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
(Accumulated deficit)/retained earnings/owner’s net investment	(41)	2,751	519	(3,270)	(41)
Accumulated other comprehensive income	30	1,004	293	(1,297)	30

Total shareholder’s equity	3,486	3,755	812	(4,567)	3,486

Total liabilities and shareholder’s equity	$5,685	$9,431	$2,326	$(6,769)	$10,673

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	May 16, 2007 Through September 30, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$125	$(123)	$7	$—	$9

INVESTING ACTIVITIES
Capital expenditures	(5)	(47)	(5)	—	(57)
Proceeds from sales of assets	—	—	1	—	1
Changes to investment in and advances to non-consolidated affiliates	(40)	3	—	40	3
Proceeds from loans receivable — net
— related parties	—	10	—	—	10
Net proceeds from settlement of derivative instruments	26	42	(2)	—	66

Net cash provided by (used in) investing activities	(19)	8	(6)	40	23

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	40	—	(40)	92
Proceeds from issuance of debt	300	660	—	—	960
Principal repayments	(260)	(603)	(42)	—	(905)
Short-term borrowings — net
— third parties	(45)	(67)	47	—	(65)
— related parties	(157)	139	18	—	—
Dividends
— minority interests	—	—	(1)	—	(1)
Debt issuance costs	(35)	—	—	—	(35)

Net cash provided by (used in) financing activities	(105)	169	22	(40)	46

Net increase in cash and cash equivalents	1	54	23	—	78
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	1	—	1
Cash and cash equivalents — beginning of period	8	74	20	—	102

Cash and cash equivalents — end of period	$9	$128	$44	$—	$181

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	April 1, 2007 Through May 15, 2007 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash used in operating activities	$(21)	$(181)	$(28)	$—	$(230)

INVESTING ACTIVITIES
Capital expenditures	(1)	(10)	(6)	—	(17)
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Net proceeds from settlement of derivative instruments	(5)	23	—	—	18

Net cash provided by (used in) investing activities	(6)	14	(6)	—	2

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	150	—	—	150
Principal repayments	—	(1)	—	—	(1)
Short-term borrowings — net
— third parties	45	9	6	—	60
— related parties	(15)	11	4	—	—
Dividends
— minority interests	—	—	(7)	—	(7)
Debt issuance costs	(2)	—	—	—	(2)
Proceeds from the exercise of stock options	1	—	—	—	1

Net cash provided by financing activities	29	169	3	—	201

Net increase (decrease) in cash and cash equivalents	2	2	(31)	—	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	—	—	1
Cash and cash equivalents — beginning of period	6	71	51		128

Cash and cash equivalents — end of period	$8	$74	$20	$—	$102

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	Six Months Ended September 30, 2006 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$138	$(143)	$(13)	$(71)	$(89)

INVESTING ACTIVITIES
Capital expenditures	(2)	(36)	(18)	—	(56)
Cash advance received on pending transfer of rights	—	15	—	—	15
Proceeds from sales of assets	—	1	—	—	1
Changes to investment in and advances to non-consolidated affiliates	—	2	—	—	2
Proceeds from loans receivable — net — related parties	(7)	(36)	(1)	64	20
Net proceeds from settlement of derivative instruments	—	153	1	—	154

Net cash provided by (used in) investing activities	(9)	99	(18)	64	136

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	—	20	—	20
— related parties	—	199	—	(199)	—
Principal repayments
— third parties	(53)	(92)	(40)	—	(185)
— related parties	(73)	(59)	(3)	135	—
Short-term borrowings — net
— third parties	5	49	24	—	78
— related parties	(20)	9	11	—	—
Dividends
— common shareholders	(7)	(70)	(1)	71	(7)
— minority interests	—	—	(1)	—	(1)
Debt issuance costs	(8)	—	—	—	(8)

Net cash provided by (used in) financing activities	(156)	36	10	7	(103)

Net decrease in cash and cash equivalents	(27)	(8)	(21)	—	(56)
Effect of exchange rate changes on cash balances held in foreign currencies	—	2	1	—	3
Cash and cash equivalents — beginning of period	29	55	40	—	124

Cash and cash equivalents — end of period	$2	$49	$20	$—	$71

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

REFERENCES

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries as both Predecessor and Successor unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. References herein to “Alcan” refer to Alcan, Inc.

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, originally filed with the United States Securities and Exchange Commission (SEC) on March 1, 2007, as amended on April 30, 2007.

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the construction and industrial, beverage and food cans, foil products and transportation markets. As of September 30, 2007, we had operations on four continents: North America; South America; Asia and Europe, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

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

Accordingly, in the accompanying September 30, 2007 condensed consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the condensed consolidated financial statements and certain note presentations for the six months ended September 30, 2007 separate the Company’s presentations into distinct periods to indicate the application of different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through September 30, 2007, labeled “Successor”). The accompanying condensed consolidated financial statements and tables included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) include a black line division when both Predecessor and Successor periods are presented, indicating that the Predecessor and Successor entities are not comparable.

CHANGE IN FISCAL YEAR END

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. This Quarterly Report on Form 10-Q for the period ended September 30, 2007 is our second quarter filing for our new fiscal year ending March 31, 2008, and references to this quarter will be to the second quarter of fiscal 2008. Comparisons will be made to the three months ended September 30, 2006, which will be referred to as the comparable prior year period, the quarter ended September 30, 2006 or the three months ended September 30, 2006.

NOTE REGARDING COMBINED RESULTS OF OPERATIONS AND SELECTED FINANCIAL AND OPERATING INFORMATION DUE TO THE ACQUISITION

As discussed above, the Arrangement created a new basis of accounting. Under generally accepted accounting principles in the United States of America (GAAP), the condensed consolidated financial statements for the six months ended September 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in MD&A, in order to facilitate an understanding of our results of operations, segment information and liquidity and capital resources for the six months ended September 30, 2007 in comparison with the six months ended September 30, 2006, our Predecessor and Successor operating results, segment information and cash flows are presented on a combined basis. The combined operating results, segment information and cash flows are non-GAAP financial measures, do not include any proforma assumptions or adjustments and should not be used in isolation or substitution of the Predecessor and Successor operating results, segment information or cash flows.

Shown below are combining schedules of (1) shipments and (2) our results of operations for periods allocable to the Successor, Predecessor and the combined presentation for the six months ended September 30, 2007 that we use throughout MD&A.

	May 16, 2007	April 1, 2007	Six Months
	Through	Through	Ended
	September 30, 2007	May 15, 2007	September 30, 2007
	Successor	Predecessor	Combined
Combined Shipments:
Shipments (kt)(A):
Rolled products(B)	1,156	348	1,504
Ingot products(C)	66	15	81

Total shipments	1,222	363	1,585

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil, foundry products in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum.

	May 16, 2007	April 1, 2007	Six Months
	Through	Through	Ended
	September 30, 2007	May 15, 2007	September 30,2007
	Successor	Predecessor	Combined
Combined Results of Operations ($ in millions)
Net sales	$4,368	$1,281	$5,649

Cost of goods sold (exclusive of depreciation and amortization shown below)	3,991	1,205	5,196
Selling, general and administrative expenses	130	95	225
Depreciation and amortization	155	28	183
Research and development expenses	23	6	29
Interest expense and amortization of debt issuance costs — net	81	26	107
(Gain) loss on change in fair value of derivative instruments — net	22	(20)	2
Equity in net (income) loss of non-consolidated affiliates	5	(1)	4
Sale transaction fees	—	32	32
Other expenses — net	4	4	8

	4,411	1,375	5,786

Loss before provision for taxes on loss and minority interests’ share	(43)	(94)	(137)
Provision for taxes on loss	—	4	4

Loss before minority interests’ share	(43)	(98)	(141)
Minority interests’ share	2	1	3

Net loss	$(41)	$(97)	$(138)

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the quarters and six months ended September 30, 2007 and 2006 are presented briefly below. Each is discussed in further detail throughout MD&A.

•	Shipments and selected financial information are as follows ($ in millions):

	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		Predecessor	Combined	Predecessor
	Successor
Shipments (kt):
Rolled products	747	737	1,504	1,490
Ingot products	42	37	81	84

Total shipments	789	774	1,585	1,574

Net sales	$2,821	$2,494	$5,649	$5,058
Net income (loss)	$13	$(102)	$(138)	$(96)
Net increase (decrease) in total debt(A)	$(43)	$(37)	$205	$(81)

(A)	Net increase (decrease) in total debt is measured comparing the period-end amounts of our total outstanding debt (including short-term borrowings) as shown in our condensed consolidated balance sheets. For the three and six months ended September 30, 2007, the net increase (decrease) in total debt excludes the change in unamortized fair value adjustments recorded as part of the Arrangement.

•	Rolled products shipments increased during the second quarter and on a year to date basis in all regions except North America primarily as a result of increased demand in their respective regional can markets. Compared to the prior year, the North American demand for rolled products has declined across all product groups, most notably in the industrial and distributor markets partially due to a slowdown in housing construction. In addition, a strike at a key can customer in North America contributed to lower shipments year over year.

•	London Metal Exchange (LME) pricing for aluminum (metal) was an average of 2.7% and 3.3% higher during the second quarter and six months ended September 30, 2007 than the comparable prior year periods. However, cash prices have trended down this fiscal year and cash prices as of March 31, 2007; June 30, 2007 and September 30, 2007 were $2,792; $2,686 and $2,440, respectively. This trend negatively impacted our fiscal 2008 second quarter and six month results as described more fully below under Metal Price Lag.

•	Net sales for the second quarter and six months ended September 30, 2007 increased from the comparable prior year periods due primarily to increased volume and prices, lower exposure to metal price ceilings, a strengthening euro and a rise in average LME prices. The benefit of higher LME prices was limited by metal price ceilings in sales contracts representing approximately 10% of our total shipments during both the quarter and six months ended September 30, 2007, compared to 20% of our total shipments in the same prior year periods. During the second quarter of fiscal 2008 and the comparable prior year quarter, we were unable to pass through approximately $60 million and $115 million, respectively, of metal purchase costs associated with sales under these contracts, for a net favorable comparable impact of approximately $55 million.

During the six months ended September 30, 2007 and the comparable prior year period, we were unable to pass through approximately $140 million and $255 million, respectively, of metal purchase costs associated with sales under these contracts, for a net favorable comparable impact of approximately $115 million.

Net sales for the second quarter and six months ended September 30, 2007 was also favorably impacted by $85 million and $129 million, respectively, related to the accretion of fair value reserves associated with these contracts, as discussed more fully below under Metal Price Ceilings.

•	Compared to the six months ended September 30, 2006, net loss for the six months ended September 30, 2007 was impacted by the following items associated with or triggered by the Arrangement: (1) $43 million (pre-tax) of incremental stock compensation expense, (2) $32 million (pre-tax) of sale transaction fees and (3) $10 million (pre-tax) of incremental income (described below) associated with push down accounting and the preliminary fair value allocation of purchase price.

•	During the second quarter of fiscal 2008 we reduced our total debt by $43 million; however, on a year to date basis, our total debt increased $205 million (excluding unamortized fair value adjustments recorded as part of the acquisition by Hindalco) as a result of our need to fund additional working capital requirements and certain costs associated with the Arrangement, including sale transaction fees and share-based compensation.

•	As described more fully in Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements, the consideration paid by Hindalco to acquire Novelis has been pushed down to us and initially allocated to the assets acquired and liabilities assumed based on our preliminary estimates of fair value, using methodologies and assumptions that we believe are reasonable. This preliminary allocation of fair value results in additional charges or income to our post-acquisition consolidated statements of operations. A summary of the pre-tax impacts of these items on the second quarter and six months ended September 30, 2007 is shown below (in millions).

	Quarter Ended		Six Months Ended
	September 30, 2007		September 30, 2007
	Increase (Decrease) to:		Increase (Decrease) to:
	Pre-Tax	Segment	Pre-Tax	Segment
	Income	Income(A)	Income	Income(A)

Favorable/unfavorable contracts	$83	$83	$126	$126
Depreciation and amortization	(43)	—	(65)	—
In-process research and development	—	—	(9)	(9)
Inventory	(6)	(6)	(35)	(35)
Equity investments	(8)	—	(11)	—
Fair value of debt	3	—	4	—

Total impact	$29	$77	$10	$82

(A)	We use Segment Income to measure the profitability and financial performance of our operating segments, as discussed below in OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED SEPTEMBER 30, 2007 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2006.

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

Metal Price Ceilings

Sales contracts representing approximately 10% of our total shipments for both the quarter and six months ended September 30, 2007 and 20% for both of the comparable prior year periods, provide for a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. This negatively impacts our margins when the price we pay for metal is above the ceiling price contained in these contracts. During the quarter ended September 30, 2007 and the comparable prior year period, we were unable to pass through approximately $60 million and $115 million, respectively, of metal purchase costs associated with sales under these contracts. During the six months ended September 30, 2007 and the comparable prior year period, we were unable to pass through approximately $140 million and $255 million, respectively, of metal purchase costs associated with sales under these contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

Based on a September 30, 2007 aluminum price of $2,440 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $90 — $95 million for the remainder of fiscal 2008 and $285 — $300 million in the aggregate thereafter.

In connection with the preliminary allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into Net sales over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. We recorded total accretion of $129 million during the period from May 16, 2007 through September 30, 2007, $44 million of which was recorded during the period from May 16, 2007 through June 30, 2007, and $85 million of which was recorded during the quarter ended September 30, 2007.

Metal Price Lag

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference between the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices our earnings benefit from this timing difference while the opposite is true in periods of declining prices, and we refer to this timing difference as metal price lag. Metal price lag negatively impacted the quarter ended September 30, 2007 by $22 million and the comparable prior year period by approximately $33 million, for a net favorable impact of $11 million. For the six months ended September 30, 2007, metal price lag negatively impacted our results by $23 million and benefited the comparable prior year period by approximately $44 million, for a net unfavorable impact of $67 million. These amounts are reported herein without regard to the effects of any derivative instruments we purchased to offset this risk as described below.

In Europe, certain of our sales contracts contain fixed metal prices for periods of time such as four to thirty-six months. In some cases, this can result in a negative (positive) impact on sales as metal prices increase (decrease) because the prices are fixed at historical levels. The positive or negative impact on sales under these contracts has been included in the metal price lag effect quantified above, without regard to the effects of any derivative instruments we purchase to offset this risk as described below.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase futures, call options and/or synthetic call options on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. In September 2006, we began purchasing both fixed forward derivative instruments and put options, thereby creating synthetic call options, to hedge our exposure to further metal price increases.

During the quarter ended September 30, 2006, we began selling short-term LME forward contracts to mitigate the impact of metal price lag. In Europe, we enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the effects of any derivative instruments we purchase to offset this risk. The net sales and Segment Income impacts are described more fully in the Operations and Segment Review for our Europe operating segment.

For accounting purposes, we do not treat all derivative instruments as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In those cases, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further earnings volatility as a result. In the accompanying condensed consolidated statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in (Gain) loss on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

Internal Controls

We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and continue to report as of September 30, 2007, that we have a material weakness in our internal control over financial reporting as we did not maintain effective controls over accounting for income taxes. See Item 4. Controls and Procedures.

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

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters. On November 8, 2006, we executed a settlement agreement with Alcan resolving the working capital and cash balance adjustments to our opening balance sheet and issues relating to the transfer of U.S. pension assets and liabilities from Alcan to Novelis. As of September 30, 2007, there remained an outstanding matter related to two pension plans for those employees who elected to transfer their past service to Novelis, one in the U.K. and one in Canada. In October 2007, we completed the transfer of U.K. plan assets and liabilities. Plan liabilities assumed exceeded assets received by approximately $7 million. We expect the transfer of pension assets and liabilities in Canada will take place by December 31, 2007, and we expect that the plan assets transferred will approximate the liabilities assumed. To the extent that that differences between transferred plan assets and liabilities exist, we will record purchase price adjustments to goodwill in our final purchase price allocation.

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

OPERATIONS AND SEGMENT REVIEW

The following tables present our shipments, our results of operations, prices for aluminum, oil and natural gas and key currency exchange rates for the quarters and six months ended September 30, 2007 and 2006, and the changes from period to period.

	Quarter Ended			Six Months Ended
	September 30,		Percent	September 30,		Percent
	2007	2006	Change	2007	2006	Change
	Successor	Predecessor		Combined	Predecessor
Shipments (kt):
Rolled products, including tolling (the conversion of customer-owned metal)	747	737	1.4%	1,504	1,490	0.9%
Ingot products, including primary and secondary ingot and recyclable aluminum	42	37	13.5%	81	84	(3.6)%

Total shipments	789	774	1.9%	1,585	1,574	0.7%

	Quarter Ended			Six Months Ended
	September 30,		Percent	September 30,		Percent
	2007	2006	Change	2007	2006	Change
	Successor	Predecessor		Combined	Predecessor
Results of Operations
($ in millions)
Net sales	$2,821	$2,494	13.1%	$5,649	$5,058	11.7%

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,555	2,389	6.9%	5,196	4,796	8.3%
Selling, general and administrative expenses	88	103	(14.6)%	225	201	11.9%
Depreciation and amortization	102	57	78.9%	183	116	57.8%
Research and development expenses	10	10	—%	29	20	45.0%
Interest expense and amortization of debt issuance costs — net	56	52	7.7%	107	101	5.9%
(Gain) loss on change in fair value of derivatives — net	36	37	(2.7)%	2	(4)	(150.0)%
Equity in net (income) loss of non-consolidated affiliates	4	(5)	(180.0)%	4	(9)	(144.4)%
Sale transaction fees	—	—	—%	32	—	n.m.
Other (income) expenses — net	(7)	7	(200.0)%	8	3	166.7%

	2,844	2,650	7.3%	5,786	5,224	10.8%

Loss before provision (benefit) for taxes on loss and minority interests’ share	(23)	(156)	(85.3)%	(137)	(166)	(17.5)%
Provision (benefit) for taxes on loss	(36)	(52)	(30.8)%	4	(72)	(105.6)%

Income (loss) before minority interests’ share	13	(104)	(112.5)%	(141)	(94)	50.0%
Minority interests’ share	—	2	(100.0)%	3	(2)	(250.0)%

Net income (loss)	$13	$(102)	(112.7)%	$(138)	$(96)	43.8%

n.m. — not meaningful

	Quarter Ended			Six Months Ended
	September 30,		Percent	September 30,		Percent
	2007	2006	Change	2007	2006	Change
	Successor	Predecessor		Combined	Predecessor
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of period	$2,440	$2,572	(5.1)%	$2,440	$2,572	(5.1)%
Average cash price during the period	$2,547	$2,481	2.7%	$2,654	$2,568	3.3%

	Quarter Ended		U.S. Dollar	Six Months Ended		U.S. Dollar
	September 30,		Strengthen/	September 30,		Strengthen/
	2007	2006	(Weaken)	2007	2006	(Weaken)
	Successor	Predecessor		Combined	Predecessor
Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per Euro	1.386	1.275	(8.7)%	1.370	1.275	(7.5)%
Brazilian real per U.S. dollar	1.891	2.161	(12.5)%	1.926	2.173	(11.4)%
South Korean won per U.S. dollar	924	954	(3.1)%	925	950	(2.6)%
Canadian dollar per U.S. dollar	1.039	1.118	(7.1)%	1.060	1.115	(4.9)%

	Quarter Ended			Six Months Ended
	September 30,		Percent	September 30,		Percent
	2007	2006	Change	2007	2006	Change
	Successor	Predecessor		Combined	Predecessor
New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude
Average settlement price (per barrel)	$71.08	$71.55	(0.7)%	$66.39	$69.40	(4.3)%
Natural Gas
Average Henry Hub contract settlement price (per MMBTU)(A)	$6.16	$6.58	(6.4)%	$6.85	$6.68	2.5%

(A)	One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2007 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2006

Shipments

Rolled products shipments increased during the second quarter in all regions except North America primarily as a result of increased demand in their respective regional can markets. Compared to the prior year, the North American demand for rolled products has declined across all product groups, most notably in the industrial and distributor markets partially due to a slowdown in housing construction.

Net sales

Net sales for the quarter ended September 30, 2007 increased from the comparable prior year period due primarily to increased volume and prices, lower exposure to metal price ceilings, a strengthening euro and a rise in average LME prices. Metal represents approximately 60% — 70% of the sales value of our products.

Net sales for the second quarter of fiscal 2008 were adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $60 million of metal purchase costs. In comparison, we were unable to pass through approximately $115 million of metal purchase costs in the comparable prior year period, for a net favorable impact of approximately $55 million. North America net sales were also favorably positively impacted by $85 million related to the accretion of the contract fair value reserves, discussed above in Metal Price Ceilings.

Costs and expenses

The following table presents our costs and expenses for the quarters ended September 30, 2007 and 2006, in U.S. dollars and expressed as percentages of net sales.

	Quarter Ended September 30,
	2007		2006
		% of		% of
	$ in millions	net sales	$ in millions	net sales
	Successor		Predecessor
Cost of goods sold (exclusive of depreciation and amortization shown below)	$2,555	90.5%	$2,389	95.8%
Selling, general and administrative expenses	88	3.1%	103	4.1%
Depreciation and amortization	102	3.6%	57	2.3%
Research and development expenses	10	0.4%	10	0.4%
Interest expense and amortization of debt issuance costs — net	56	2.0%	52	2.1%
Loss on change in fair value of derivative instruments — net	36	1.3%	37	1.5%
Equity in net income (loss) of non-consolidated affiliates	4	0.1%	(5)	(0.2)%
Other (income) expenses — net	(7)	(0.2)%	7	0.3%

	$2,844	100.8%	$2,650	106.3%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in U.S. dollar terms is primarily due to the impact of higher LME prices. As a percentage of net sales, cost of goods sold was adversely impacted in both periods due to price ceilings on certain can contracts, as discussed above; however, the current year quarter benefited from less volume sold under these contracts, as well as the accretion of the contract fair value reserves.

Selling, general and administrative expenses (SG&A).  SG&A decreased primarily as a result of lower corporate costs, which were $17 million lower in the current quarter due primarily to (1) $6 million of severance recorded last year for our former chief executive officer, (2) a $4 million reduction in legal and professional fees (primarily associated with the use of third party consultants to assist with our financial reporting requirements), (3) a $3 million reduction in share-based compensation expense and (4) a $4 million reduction in salaries, benefits and other employee related costs.

Depreciation and amortization.  As a result of the Arrangement, as of May 15, 2007, we recorded increases in the basis to our property, plant and equipment and intangible assets. This results in higher post-acquisition depreciation and amortization and explains the increase shown above.

Other (income) expenses — net.  We incurred $10 million of restructuring expenses in the prior year quarter primarily related to actions taken to reduce overhead costs and to streamline certain functions at two of our business units in Europe. The other remaining differences are primarily exchange related.

Provision (benefit) for taxes on loss

For the three months ended September 30, 2007, we recorded a $36 million benefit for taxes on our pre-tax loss of $19 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 189%. Our effective tax rate is greater than the benefit at the Canadian statutory rate due primarily to (1) a $74 million benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences, partially offset by (2) $27 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect and (3) a $19 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.

For the three months ended September 30, 2006, we recorded a $52 million benefit for taxes on our pre-tax loss of $161 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 32%. Our effective tax rate is less than the benefit at the Canadian statutory rate due primarily to (1) a $12 million increase in valuation allowances related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, mostly offset by (2) an $11 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions.

Net income

We reported net income of $13 million for the quarter ended September 30, 2007 compared to a net loss of $102 million for the quarter ended September 30, 2006.

OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED SEPTEMBER 30, 2007 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2006

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, during the quarter ended June 30, 2007, we changed our segment performance measure to Segment Income, as defined below. As a result, certain prior period amounts have been reclassified to conform to the new segment performance measure.

We measure the profitability and financial performance of our operating segments, based on Segment Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Segment Income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment Income as earnings before (a) interest expense and amortization of debt issuance costs — net; (b) unrealized gains (losses) on change in fair value of derivative instruments — net; (c) realized gains (losses) on corporate derivative instruments — net; (d) depreciation and amortization; (e) impairment charges on long-lived assets; (f) minority interests’ share; (g) adjustments to reconcile our proportional share of Segment Income from non-consolidated affiliates to income as determined on the equity method of accounting; (h) restructuring charges — net; (i) gains or losses on disposals of property, plant and equipment and businesses — net; (j) corporate selling, general and administrative expenses; (k) other costs — net; (l) litigation settlement — net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting change — net of tax.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying condensed consolidated statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in (Gain) loss on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e., realized) during that period.

Reconciliation

The following table presents Segment Income (Loss) by operating segment and reconciles Total Segment Income to Net income (loss) (in millions).

	Quarter Ended
	September 30,
	2007	2006
	Successor	Predecessor
Segment Income (Loss)
North America	$89	$(18)
Europe	67	68
Asia	18	16
South America	46	37

Total Segment Income	220	103
Interest expense and amortization of debt issuance costs — net	(56)	(52)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(87)	(98)
Realized gains (losses) on corporate derivative instruments — net	29	—
Depreciation and amortization	(102)	(57)
Minority interests’ share	—	2
Adjustment to eliminate proportional consolidation(B)	(17)	(9)
Restructuring charges — net	—	(10)
Gains or (losses) on disposal of property, plant, and equipment — net	—	(2)
Corporate selling, general and administrative expenses	(16)	(33)
Other costs — net	6	2
Benefit for taxes on loss	36	52

Net income (loss)	$13	$(102)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period.

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 7 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

OPERATING SEGMENT RESULTS

North America

As of September 30, 2007, North America manufactured aluminum sheet and light gauge products through 10 aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America ($ in millions).

	Quarter Ended
	September 30,		Percent
	2007	2006	Change
	Successor	Predecessor
Shipments (kt):
Rolled products	279	296	(5.7)%
Ingot products	17	17	—%

Total shipments	296	313	(5.4)%

Net sales	$1,050	$954	10.1%
Segment Income (Loss)	$89	$(18)	(594.4)%
Total assets	$4,468	$1,487	200.5%

Shipments

Rolled products shipments declined primarily due to reduced distributor and industrial demand. Distributors are reducing purchases primarily due to a slowdown in the housing market.

Net sales

Net sales increased primarily as a result of reduced exposure to contracts with price ceilings and unfavorable contract fair value accretion as discussed above in Metal Price Ceilings. During the second quarter of fiscal 2008, we were unable to pass through approximately $60 million of metal purchase costs. During the comparable prior year period, we were unable to pass through approximately $115 million of metal purchase costs, for a net favorable comparable impact of approximately $55 million. The second quarter of fiscal 2008 was also favorably impacted by $85 million related to the accretion of the contract fair value reserves, as discussed in Metal Price Ceilings. These positive impacts were partially offset by lower volume.

Segment Income (Loss)

As compared to the quarter ended September 30, 2006, Segment Income for the second quarter of fiscal 2008 was favorably impacted by $140 million as a result of the impact of the price ceilings, including the accretion of the contract fair value reserves, described above. Segment Income was also positively impacted by approximately $14 million due to higher selling prices and approximately $20 million due to improved UBC spreads and lower metal premiums. These positive factors were partially offset by (1) lower realized gains related to the cash settlement of derivatives of approximately $35 million, (2) lower volume and mix which negatively impacted Segment Income by approximately $28 million and (3) slightly higher operating costs.

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

Europe

As of September 30, 2007, our European segment provided European markets with value-added sheet and light gauge products through 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic and painted products.

The following table presents key financial and operating information for Europe ($ in millions).

	Quarter Ended
	September 30,		Percent
	2007	2006	Change
	Successor	Predecessor
Shipments (kt):
Rolled products	275	265	3.8%
Ingot products	8	4	100.0%

Total shipments	283	269	5.2%

Net sales	$1,092	$940	16.2%
Segment Income	$67	$68	(1.5)%
Total assets	$3,388	$2,392	41.6%

Shipments

Rolled products shipments increased primarily as a result of increased demand in the can market. Shipments into most other markets were comparable between periods.

Net sales

Net sales increased primarily as a result of (1) incremental volume, (2) the increase in average LME metal prices, (3) currency benefits as the euro strengthened against the U.S. dollar and (4) higher selling prices. These factors contributed approximately (1) $48 million, (2) $55 million, (3) $35 million and (4) $11 million, respectively, to net sales in the second quarter of fiscal 2008 when compared to the comparable prior year period.

Segment Income

Segment Income was favorably impacted in fiscal 2008 primarily by (1) increased volume, (2) prices, (3) currency benefits as the euro strengthened against the U.S. dollar and (4) metal price lag. These factors improved Segment Income in the second quarter of fiscal 2008 by approximately (1) $7 million, (2) $11 million, (3) $7 million and (4) $5 million, respectively, versus the comparable prior year period. These positive factors were more than offset by differences of $16 million of higher operating costs including energy, freight and labor, $13 million in lower realized gains on derivatives, and expenses associated with fair value adjustments recorded as a result of the Arrangement.

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

  Asia

As of September 30, 2007, Asia operated three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The following table presents key financial and operating information for Asia ($ in millions).

	Quarter Ended
	September 30,		Percent
	2007	2006	Change
	Successor	Predecessor
Shipments (kt):
Rolled products	116	106	9.4%
Ingot products	10	9	11.1%

Total shipments	126	115	9.6%

Net sales	$438	$388	12.9%
Segment Income	$18	$16	12.5%
Total assets	$1,363	$1,021	33.5%

Shipments

Rolled products shipments increased primarily due to higher sales in the can market. Shipments into other markets were comparable between periods.

Net sales

Net sales increased primarily as a result of higher volume and the increase in average LME metal prices, which was largely passed through to customers.

Segment Income

Segment Income increased by approximately $5 million due to higher volume. However, this was partially offset by the negative impact of the strengthening Korean won.

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

South America

As of September 30, 2007, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating information for South America ($ in millions).

	Quarter Ended
	September 30,		Percent
	2007	2006	Change
	Successor	Predecessor
Shipments (kt):
Rolled products	77	70	10.0%
Ingot products	7	7	—%

Total shipments	84	77	9.1%

Net sales	$241	$216	11.6%
Segment Income	$46	$37	24.3%
Total assets	$1,353	$814	66.2%

Shipments

Rolled products shipments increased during the second quarter of fiscal 2008 over the comparable prior year period primarily due to an increase in can shipments driven by strong market demand. This was slightly offset by reductions in shipments in the industrial products markets.

Net sales

Net sales increased primarily as a result of higher shipments and higher LME prices.

Segment Income

Segment Income was favorably impacted during the second quarter of fiscal 2008 primarily due to (1) increased shipments described above, (2) higher selling prices, (3) higher realized gains from derivative settlements and (4) a favorable social tax reserve adjustment. These factors improved Segment Income in the second quarter of fiscal 2008 by approximately (1) $4 million, (2) $15 million, (3) $6 million and (4) $6 million, respectively, as compared to the prior year period. These positive factors were partially offset by the strengthening of the Brazilian real, which reduced Segment Income by $12 million and other cost increases of $8 million.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 (ON A COMBINED NON-GAAP BASIS) COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the six months ended September 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our results of operations for the six months ended September 30, 2007 in comparison with the six months ended September 30, 2006, our Predecessor and Successor results are presented herein on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.

Shipments

Compared to the prior year, rolled products shipments increased on a year to date basis in all regions except North America primarily as a result of increased demand in their respective regional can markets. Compared to the prior year, North American demand for rolled products has declined across all product groups, most notably in the industrial and distributor markets partially due to a slowdown in housing construction. In addition, a strike at a key can customer in North America contributed to lower shipments year over year.

Net sales

Higher net sales in the six months ended September 30, 2007 resulted primarily from (1) the increase in LME metal pricing, which was 3.3% higher on average during the fiscal 2008 period than the comparable prior year period, (2) lower exposure to contracts with price ceilings (discussed below) in North America, (3) improved pricing and (4) currency benefits as the euro strengthened against the dollar. The positive impact of increased volume in Europe, South America and Asia was largely offset by the decrease in volume in North America. Metal represents approximately 60% — 70% of the sales value of our products.

Net sales for the six months ended September 30, 2007 were adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $140 million of metal purchase costs. In comparison, we were unable to pass through approximately $255 million of metal purchase costs in the comparable prior year period, for a net favorable impact of approximately $115 million. In addition, North America net sales were favorably impacted by $129 million related to the accretion of the contract fair value reserves, discussed above in Metal Price Ceilings.

Costs and expenses

The following table presents our costs and expenses for the six months ended September 30, 2007 and 2006, in U.S. dollars and expressed as percentages of net sales.

	Six Months Ended September 30,
	2007		2006
		% of		% of
	$ in millions	net sales	$ in millions	net sales
	Combined		Predecessor

Cost of goods sold (exclusive of depreciation and amortization shown below)	$5,196	92.0%	$4,796	94.8%
Selling, general and administrative expenses	225	4.0%	201	4.0%
Depreciation and amortization	183	3.2%	116	2.3%
Research and development expenses	29	0.5%	20	0.4%
Interest expense and amortization of debt issuance costs — net	107	1.9%	101	2.0%
(Gain) loss on change in fair value of derivative instruments — net	2	—%	(4)	(0.1)%
Equity in net income (loss) of non-consolidated affiliates	4	0.1%	(9)	(0.2)%
Sale transaction fees	32	0.6%	—	—%
Other expenses — net	8	0.1%	3	0.1%

	$5,786	102.4%	$5,224	103.3%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and the increase in cost of goods sold in U.S. dollar terms is primarily due to the impact of higher LME prices. As a percentage of net sales, cost of goods sold was adversely impacted in both periods due to price ceilings on certain can contracts; however, the impact was lower in the current year to date period as a result of lower exposure to price ceilings and the impact of fair value adjustments as result of the Arrangement as described above.

Selling, general and administrative expenses.  Compared to the six months ended September 30, 2006, SG&A for the six months ended September 30, 2007 increased primarily as a result of $43 million of incremental stock compensation expense as a result of the Arrangement, offset partially by lower corporate costs. Corporate costs (excluding stock compensation of $20 million included in the $43 million described above) were $22 million lower in the current year to date period primarily as a result of $10 million of severance recorded in the prior year to date period for certain former executives and an $11 million reduction in legal and professional fees (primarily associated with the use of third party consultants to assist with our financial reporting requirements in the prior year to date period).

Depreciation and amortization.  As a result of the Arrangement, as of May 15, 2007, we recorded increases in the basis to our property, plant and equipment and intangible assets. This results in higher post-acquisition depreciation and amortization and explains the increase shown above.

Research and development expenses.  Research and development expenses increased in fiscal 2008 over the comparable prior year period due to a one-time write-off of $9 million of in-process research and development costs resulting from the Arrangement.

Sale transaction fees.  We incurred $32 million of fees and expenses related to the Arrangement during the period from April 1, 2007 through May 15, 2007.

Provision (benefit) for taxes on loss

For the six months ended September 30, 2007, we recorded a $4 million provision for taxes on our pre-tax loss of $133 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (3)%. Our effective tax rate is greater than the benefit at the Canadian statutory rate due primarily to (1) $70 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $53 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) a $69 million benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences and (4) a $30 million benefit from expense/income items with no tax effect — net.

For the six months ended September 30, 2006, we recorded a $72 million benefit for taxes on our pre-tax loss of $175 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 41%. Our effective tax rate is greater than the benefit at the Canadian statutory rate due primarily to (1) $26 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $9 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, which were more than offset by (3) a $40 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions and (4) a $9 million benefit from expense/income items with no tax effect — net.

Net loss

We reported a net loss of $138 million for the six months ended September 30, 2007 compared to a net loss of $96 million for the six months ended September 30, 2006.

OPERATING SEGMENT REVIEW FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 (ON A COMBINED NON-GAAP BASIS) COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2006

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the six months ended September 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our segment information for the six months ended September 30, 2007 in comparison with the six months ended September 30, 2006, our Predecessor and Successor segment information is presented herein on a combined basis. The combined segment items are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor segment information.

Net sales

Shown below is the schedule of Net sales by operating segment for periods allocable to the Successor, Predecessor and the combined presentation for the six months ended September 30, 2007 that we use throughout MD&A (in millions).

	May 16, 2007		Six Months
	Through	April 1, 2007	Ended
	September 30,	Through	September 30,
	2007	May 15, 2007	2007
	Successor	Predecessor	Combined
Combined Net sales by Operating Segment:
North America	$1,624	$446	$2,070
Europe	1,686	510	2,196
Asia	683	216	899
South America	375	109	484

Total Net sales	$4,368	$1,281	$5,649

Segment Income

Shown below is the schedule of our reconciliation from Total Segment Income to Net loss by operating segment for periods allocable to the Successor, Predecessor and the combined presentation for the six months ended September 30, 2007 that we use throughout MD&A (in millions).

	May 16, 2007		Six Months
	Through	April 1, 2007	Ended
	September 30,	Through	September 30,
	2007	May 15, 2007	2007
	Successor	Predecessor	Combined
Combined Results by Operating Segment:
Segment Income (Loss)
North America	$112	$(24)	$88
Europe	110	32	142
Asia	17	6	23
South America	68	18	86

Total Segment Income	307	32	339
Interest expense and amortization of debt issuance costs — net	(81)	(26)	(107)
Unrealized gains (losses) on change in fair value of derivative instruments — net	(102)	5	(97)
Realized gains (losses) on corporate derivative instruments — net	37	(3)	34
Depreciation and amortization	(155)	(28)	(183)
Minority interests’ share	2	1	3
Adjustment to eliminate proportional consolidation	(26)	(7)	(33)
Restructuring charges — net	(1)	(1)	(2)
Corporate selling, general and administrative expenses	(26)	(35)	(61)
Other costs — net	4	1	5
Sale transaction fees	—	(32)	(32)
Provision for taxes on loss	—	(4)	(4)

Net loss	$(41)	$(97)	$(138)

Reconciliation

The following table presents Segment Income by operating segment and reconciles Total Segment Income to Net loss (in millions).

	Six Months Ended
	September 30,
	2007	2006
	Combined	Predecessor

Segment Income
North America	$88	$7
Europe	142	146
Asia	23	40
South America	86	80

Total Segment Income	339	273
Interest expense and amortization of debt issuance costs — net	(107)	(101)
Unrealized losses on change in fair value of derivative instruments — net	(97)	(133)
Realized gains on corporate derivative instruments — net	34	—
Depreciation and amortization	(183)	(116)
Minority interests’ share	3	(2)
Adjustment to eliminate proportional consolidation	(33)	(16)
Restructuring charges — net	(2)	(12)
Gains or (losses) on disposal of property, plant, and equipment — net	—	(2)
Corporate selling, general and administrative expenses	(61)	(63)
Other corporate costs — net	5	4
Sale transaction fees	(32)	—
Benefit (provision) for taxes on loss	(4)	72

Net loss	$(138)	$(96)

OPERATING SEGMENT RESULTS

North America

The following table presents key financial and operating information for North America ($ in millions).

	Six Months Ended
	September 30,		Percent
	2007	2006	Change
	Combined	Predecessor

Shipments (kt):
Rolled products	557	594	(6.2)%
Ingot products	33	42	(21.4)%

Total shipments	590	636	(7.2)%

Net sales	$2,070	$1,946	6.4%
Segment Income	$88	$7	1,157.1%

Shipments

Rolled products shipments declined by approximately 25kt due to reduced distributor demand and 12kt due to lower can volume. Distributors are reducing purchases primarily due to a slowdown in the housing market. North America can sheet shipments were negatively impacted by a labor strike at one of our large customers during the first quarter of fiscal 2008. Ingot product shipments declined during the six months ended September 30, 2007 due to lower scrap sales and improved internal use of primary ingot, excess amounts of which were sold to third parties in the six months ended September 30, 2006.

Net sales

Net sales increased primarily as a result of reduced exposure to contracts with price ceilings and unfavorable contract fair value accretion as discussed above in Metal Price Ceilings. During the first six months of fiscal 2008 we were unable to pass through approximately $140 million of metal purchase costs. During the comparable prior year period, we were unable to pass through approximately $255 million of metal purchase costs, for a net favorable comparable impact of approximately $115 million. The first six months of 2008 was also favorably impacted by $129 million related to the accretion of the contract fair value reserves, as discussed in Metal Price Ceilings. North America was also positively impacted by improved pricing and higher LME, but this was more than offset by a reduction in volume.

Segment Income

As compared to the six months ended September 30, 2006, Segment Income for the six months ended September 30, 2007 was favorably impacted by $244 million as a result of the impact of the price ceilings, including the accretion of the contract fair value reserves, described above. Segment Income was also positively impacted by approximately $33 million due to higher selling prices and $10 million due to cost improvements. These positive factors were partially offset by (1) the negative impact of metal price lag which unfavorably impacted Segment Income by $47 million as compared to the six months ended September 30, 2006, (2) lower realized gains related to the cash settlement of derivatives of approximately $78 million, (3) lower volume which negatively impacted Segment Income by approximately $51 million, (4) incremental stock compensation expense of $10 million as a result of the Arrangement and (5) $20 million of additional expenses associated with fair value adjustments recorded as a result of the Arrangement.

  Europe

The following table presents key financial and operating information for Europe ($ in millions).

	Six Months Ended
	September 30,		Percent
	2007	2006	Change
	Combined	Predecessor

Shipments (kt):
Rolled products	559	531	5.3%
Ingot products	12	7	71.4%

Total shipments	571	538	6.1%

Net sales	$2,196	$1,862	17.9%
Segment Income	$142	$146	(2.7)%

Shipments

Rolled products shipments increased approximately 21kt in the can market and 8kt in the light gauge and automotive markets. Shipments into other markets were comparable between periods.

Net sales

Net sales increased primarily as a result of (1) incremental volume, (2) the 3.3% increase in average LME metal prices, (3) currency benefits as the euro strengthened against the U.S. dollar and (4) higher selling prices. These factors contributed approximately (1) $123 million, (2) $124 million, (3) $62 million and (4) $21 million, respectively, to net sales in the six months ended September 30, 2007 when compared to the prior year period.

Segment Income

Segment Income was favorably impacted in fiscal 2008 primarily by (1) increased volume, (2) prices and (3) currency benefits as the euro strengthened against the U.S. dollar. These factors improved Segment Income in the six months ended September 30, 2007 by approximately (1) $18 million, (2) $20 million and (3) $7 million, respectively, versus the comparable prior year period. However, these positive factors were more than offset by (a) unfavorable metal price lag, (b) lower realized gains on derivative instruments, (c) higher operating costs including freight, energy and labor and (d) expenses associated with fair value adjustments recorded as a result of the Arrangement. These factors reduced Segment Income in the six months ended September 30, 2007 by approximately (a) $7 million, (b) $19 million, (c) $13 million and (d) $10 million, respectively, on a comparable basis.

  Asia

The following table presents key financial and operating information for Asia ($ in millions).

	Six Months Ended
	September 30,		Percent
	2007	2006	Change
	Combined	Predecessor

Shipments (kt):
Rolled products	234	229	2.2%
Ingot products	22	22	—%

Total shipments	256	251	2.0%

Net sales	$899	$841	6.9%
Segment Income	$23	$40	(42.5)%

Shipments

Rolled products shipments increased 13kt in the can market due to increased demand. This increase was partially offset by a decline of shipments in the industrial and light gauge markets as a result of continued price pressure from Chinese exports, driven by the difference in aluminum metal prices on the Shanghai Foreign Exchange and the LME.

Net sales

Net sales increased approximately $30 million as a result of favorable metal price lag related to contracts priced with a one-quarter lag. Net sales also increased approximately $23 million due to the increase in higher average LME prices which was largely passed through to customers. Sales increases associated with higher volume were largely offset by a larger amount of tolled metal and mix changes.

Segment Income

While Segment Income benefited from the favorable metal price lag associated with certain sales contracts described above, this was more than offset by the metal price lag associated with inventory processing time. On a net basis, these items resulted in lower Segment Income by $5 million as compared to the prior year to date period. Segment Income was also unfavorably impacted by $4 million due to the strengthening of the won and by $9 million of additional expenses associated with fair value adjustments recorded as a result of the Arrangement.

  South America

The following table presents key financial and operating information for South America ($ in millions).

	Six Months Ended
	September 30,		Percent
	2007	2006	Change
	Combined	Predecessor

Shipments (kt):
Rolled products	154	136	13.2%
Ingot products	14	13	7.7%

Total shipments	168	149	12.8%

Net sales	$484	$417	16.1%
Segment Income	$86	$80	7.5%

Shipments

Rolled products shipments increased during the six months ended September 30, 2007 over the comparable prior year period primarily due to an increase in can shipments driven by strong market demand. This was slightly offset by reductions in shipments in the industrial products markets.

Net sales

Net sales increased primarily as a result of higher shipments, increased prices and an increase in LME prices.

Segment Income

Segment Income during the six months ended September 30, 2007 was favorably impacted primarily by (1) increased shipments described above, (2) higher selling prices, (3) higher LME, (4) greater realized gains on derivative instruments and (5) a favorable social tax reserve adjustment. These factors improved Segment Income in the six months ended September 30, 2007 by approximately (1) $21 million, (2) $11 million, (3) $10 million, (4) $19 million and (5) $6 million, respectively, as compared to the prior year to date period. These positive factors were offset by metal price lag, which was less favorable than the prior year period by approximately $9 million, the strengthening of the Brazilian real, which reduced Segment Income by $27 million, $8 million of incremental expenses associated with fair value adjustments recorded as a result of the Arrangement and other cost increases of $17 million.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the six months ended September 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our liquidity and capital resources as of and for the six months ended September 30, 2007 in comparison with the six months ended September 30, 2006, our Predecessor and Successor cash flows are presented herein on a combined basis. The combined cash flows are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor cash flows.

Shown below is a condensed combining schedule of cash flows for periods allocable to the Successor, Predecessor and the combined presentation for the six months ended September 30, 2007 that we use throughout our discussion of liquidity and capital resources.

	May 16, 2007		Six Months
	Through	April 1, 2007	Ended
	September 30,	Through	September 30,
	2007	May 15, 2007	2007
	Successor	Predecessor	Combined
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$9	$(230)	$(221)

INVESTING ACTIVITIES
Capital expenditures	(57)	(17)	(74)
Proceeds from sales of assets	1	—	1
Changes to investment in and advances to non-consolidated affiliates	3	1	4
Proceeds from loans receivable — net — related parties	10	—	10
Net proceeds from settlement of derivative instruments	66	18	84

Net cash provided by investing activities	23	2	25

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Proceeds from issuance of debt	960	150	1,110
Principal repayments	(905)	(1)	(906)
Short-term borrowings — net	(65)	60	(5)
Dividends — minority interests	(1)	(7)	(8)
Debt issuance costs	(35)	(2)	(37)
Proceeds from the exercise of stock options	—	1	1

Net cash provided by financing activities	46	201	247

Net increase (decrease) in cash and cash equivalents	78	(27)	51
Effect of exchange rate changes on cash balances held in foreign currencies	1	1	2
Cash and cash equivalents — beginning of period	102	128	128

Cash and cash equivalents — end of period	$181	$102	$181

Operating Activities

Free cash flow (which is a non-GAAP measure) consists of (a) Net cash provided by (used in) operating activities; (b) less dividends and capital expenditures; (c) plus net proceeds from settlement of derivative instruments (which is net of premiums paid to purchase derivative instruments). Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends paid by us to our common shareholder(s). Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. We believe the line on our condensed consolidated statements of cash flows entitled “Net cash provided by (used in) operating activities” is the most directly comparable measure to Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

In our discussion of Metal Price Ceilings, we have disclosed that certain of our sales contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer, unless adjusted. During the six months ended September 30, 2007 and the comparable prior year period, we were unable to pass through approximately $140 million and $255 million, respectively, of metal purchase costs associated with sales under these contracts. Net cash provided by operating activities is negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments and offset partially by reduced income taxes. Based on a September 30, 2007 aluminum price of $2,440 per tonne, and our estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $90 — $95 million for the remainder of fiscal 2008 and $285 — $300 million in the aggregate thereafter.

As a result of our acquisition by Hindalco, we established reserves totaling $655 million as of May 15, 2007 representing the fair value of these contracts, and these reserves are being accreted into Net sales over the remaining lives of the contracts in a manner consistent with the forecast used to determine the fair value of the reserves. This accretion does not impact cash flow.

The following tables show the reconciliation from Net cash used in operating activities to Free cash flow, the ending balances of cash and cash equivalents and the change between periods.

	Six Months Ended September 30,
	2007	2006	Change
	Combined	Predecessor
	($ in millions)

Net cash used in operating activities	$(221)	$(89)	$(132)
Dividends	(8)	(8)	—
Capital expenditures	(74)	(56)	(18)
Net proceeds from settlement of derivative instruments	84	154	(70)

Free cash flow	$(219)	$1	$(220)

	As of
	September 30,	March 31,
	2007	2007	Change
	Successor	Predecessor
Ending balances of cash and cash equivalents	$181	$128	$53

In the six months ended September 30, 2007, net cash used in operating activities was influenced primarily by metal purchase costs we were unable to pass through to customers due to the price ceilings previously discussed. Other items that negatively impacted operating cash flow for the six months ended September 30, 2007 include $72 million paid in share-based compensation payments, $42 million paid for sale transaction fees and bonus payments totaling $25 million for the calendar year ended December 31, 2006 and the period from January 1, 2007 through May 15, 2007, triggered by the Arrangement.

Financing Activities

Overview

During the six months ended September 30, 2007, our total debt (including short-term borrowings) increased by $205 million (excluding net unamortized fair value adjustments of $66 million recorded as part of the Arrangement), principally as a result of our need to fund additional working capital requirements and certain costs associated with the Arrangement, including sale transaction fees and share-based compensation payments. During the first quarter of fiscal 2008, we also received $92 million in cash from the sale of additional common stock to Hindalco.

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

In connection with these backstop commitments, we paid fees totaling $14 million, which were included in Other long-term assets — third parties as of June 30, 2007. Of this amount, $6 million was related to the unsecured senior notes, which were not refinanced, and was written off during the quarter ended September 30, 2007. The remaining $8 million in fees paid have been credited by the lenders towards fees associated with the new senior secured credit facilities (described below) and will be amortized over the lives of the related borrowings.

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

Under the Term Loan facility, loans characterized as alternate base rate (ABR) borrowings bear interest annually at a rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus the applicable margin, and loans characterized as Eurocurrency borrowings bear interest at an annual rate equal to the adjusted LIBOR rate for the interest period in effect, plus the applicable margin.

Under the ABL facility, interest charged is dependent on the type of loan: (1) any swingline loan or any loan categorized as an ABR borrowing will bear interest at an annual rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%), plus the applicable margin; (2) Eurocurrency loans will bear interest at an annual rate equal to the adjusted LIBOR rate for the applicable interest period, plus the applicable margin; (3) loans designated as Canadian base rate borrowings will bear an annual interest rate equal to the Canadian base rate (CAPRIME), plus the applicable margin; (4) loans designated as bankers acceptances (BA) rate loans will bear interest at the average discount rate offered for bankers’ acceptances for the applicable BA interest period, plus the applicable margin and (5) loans designated as Euro Interbank Offered Rate (EURIBOR) loans will bear interest annually at a rate equal to the adjusted EURIBOR rate for the applicable interest period, plus the applicable margin. Applicable margins under the ABL facility depend upon excess availability levels calculated on a quarterly basis.

Generally, for both the Term Loan facility and ABL facility, interest rates reset every three months and interest is payable on a monthly, quarterly or other periodic basis depending on the type of loan.

The proceeds from the Term Loan facility of $960 million, drawn in full at the time of closing, and the initial draw of $324 million under the ABL facility were used to pay off the existing senior secured credit facility (discussed below), pay for debt issuance costs of the New Credit Facilities and provide for additional working capital. Mandatory minimum principal amortization payments under the Term Loan facility are $2.4 million per calendar quarter. The first mandatory minimum principal amortization payment was made on September 28, 2007. Additional mandatory prepayments are required to be made in the event of certain collateral liquidations, asset sales, debt and preferred stock issuances, equity issuances, casualty events and excess cash flow (as defined in the New Credit Facilities). Any unpaid principal remaining is due in full on July 6, 2014.

Borrowing limits under the ABL facility are generally based on 85% of eligible accounts receivable and 75% to 85% of eligible inventories. Commitment fees of 0.25% to 0.375% are based on average daily amounts outstanding under the ABL facility during a fiscal quarter, and are payable quarterly.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Substantially all of our assets are pledged as collateral under the New Credit Facilities.

We incurred debt issuance costs on our New Credit Facilities totaling $30 million, including the $8 million in fees previously paid in conjunction with the backstop commitment. These fees are included in Other long-term assets — third parties and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility. The unamortized amount of these costs was $28 million as of September 30, 2007.

Old Senior Secured Credit Facilities

In connection with our spin-off from Alcan, we entered into senior secured credit facilities (Old Credit Facilities) providing for aggregate borrowings of up to $1.8 billion. The Old Credit Facilities consisted of (1) a $1.3 billion seven-year senior secured Term Loan B facility, bearing interest at London Interbank Offered Rate (LIBOR) plus 1.75% (which was subject to change based on certain leverage ratios), all of which was borrowed on January 10, 2005, and (2) a $500 million five-year multi-currency revolving credit and letters of credit facility.

The Old Credit Facilities included customary affirmative and negative covenants, as well as financial covenants relating to our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios. Substantially all of our assets were pledged as collateral under the Old Credit Facilities.

The terms of our Old Credit Facilities required that we deliver unaudited quarterly and audited annual financial statements to our lenders within specified periods of time. Due to delays in certain of our SEC filings for 2005 and 2006, we obtained a series of five waiver and consent agreements from the lenders under the facility to extend the various filing deadlines. Fees paid related to the five waiver and consent agreements totaled $6 million.

On October 16, 2006, we amended the financial covenants to our Old Credit Facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios through the quarter ending March 31, 2008.

We also amended and modified other provisions of the Old Credit Facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and receivables securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying higher applicable margins on our Old Credit Facilities and higher unused commitment fees on our revolving credit facilities that were instated with a prior waiver and consent agreement in May 2006. Commitment fees related to the unused portion of the $500 million revolving credit facility were 0.625% per annum.

On April 27, 2007, our lenders consented to a further amendment of our Old Credit Facilities. The amendment included permission to increase the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement, including the cash settlement of share-based compensation arrangements and lender fees. Additionally, the amendment included a limited waiver of the change of control Event of Default (as defined in the senior secured credit facilities) which effectively extended the requirement to repay the Old Credit Facilities to July 11, 2007. We paid fees of approximately $2 million to lenders who consented to this amendment.

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

As a result of the Arrangement, the Senior Notes were recorded at their fair value of $1.474 billion based on their market price of 105.25% of $1,000 face value per bond as of May 14, 2007. The incremental fair value of $74 million is being amortized to interest income over the remaining life of the Senior Notes in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Due to the change in the market price of our Senior Notes from 105.25% as of May 14, 2007 to 97.75% as of September 30, 2007, the estimated fair value of this debt has decreased $106 million to $1.368 billion (after considering the repurchase of approximately $1 million of the Senior Notes pursuant to the tender offer discussed below).

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants for the quarter ended September 30, 2007.

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

Korean Bank Loans

In November 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a Korean won (KRW) 40 billion ($40 million) floating rate long-term loan due November 2007. We immediately entered into an interest rate swap to fix the interest rate at 4.80%. In August 2007, we refinanced this loan with a floating rate short-term borrowing in the amount of $40 million due by August 2008. We recognized a loss on extinguishment of debt of less than $1 million in connection with this refinancing. Additionally, we immediately entered into an interest rate swap and cross currency swap for the loan through a 3.94% fixed rate KRW 38 billion loan.

In December 2004, we entered into (1) a $70 million floating rate loan and (2) a KRW 25 billion ($25 million) floating rate loan, both due in December 2007. We immediately entered into an interest rate and cross currency swap on the $70 million floating rate loan through a 4.55% fixed rate KRW 73 billion loan and an interest rate swap on the KRW 25 billion floating rate loan to fix the interest rate at 4.45%. On October 25, 2007, we entered into a $100 million floating rate loan due October 2010 and immediately repaid the $70 million loan. We intend to repay the KRW 25 billion loan by its scheduled maturity date in December 2007 from the proceeds of this new borrowing. Consequently, both of the Korean bank loans originally due December 2007 have been classified as long-term in our September 30, 2007 condensed consolidated balance sheet. Additionally, we immediately entered into an interest rate swap and cross currency swap for the $100 million floating rate loan through a 5.44% fixed rate KRW 92 billion loan.

During the periods from May 16, 2007 through September 30, 2007 and from April 1, 2007 through May 15, 2007, interest rates on other Korean bank loans for $1 million (KRW 1 billion) ranged from 3.50% to 5.50%.

Short Term Borrowings and Lines of Credit

As of September 30, 2007, our short-term borrowings were $243 million consisting of (1) $180 million of short-term loans under our ABL facility, (2) a $40 million short-term loan in Korea and (3) $23 million in bank overdrafts. As of September 30, 2007, $26 million of our ABL facility was utilized for letters of credit and we had approximately $580 million in remaining availability under this revolving credit facility.

As of September 30, 2007, we had an additional $74 million outstanding under letters of credit in Korea not included in our ABL facility. The weighted average interest rate on our total short-term borrowings was 6.38% and 7.77% as of September 30, 2007 and March 31, 2007, respectively.

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

Investing Activities

The following table presents information regarding our Net cash provided by investing activities ($ in millions).

	Six Months Ended
	September 30,
	2007	2006	Change
	Combined	Predecessor

Net proceeds from settlement of derivative instruments	$84	$154	$(70)
Capital expenditures	(74)	(56)	(18)
Cash advance received on pending transfer of rights	—	15	(15)
Proceeds from loans receivable — net	10	20	(10)
Changes to investment in and advances to non-consolidated affiliates	4	2	2
Proceeds from sales of assets	1	1	—

Net cash provided by investing activities	$25	$136	$(111)

Net proceeds from the settlement of derivative instruments explain the majority of the difference in the current to prior year to date net cash provided by investing activities.

The majority of our capital expenditures for the six months ended September 30, 2007 and 2006 were for projects devoted to product quality, technology, productivity enhancement and increased capacity.

We estimate that our annual capital expenditure requirements for items necessary to maintain comparable production, quality and market position levels (maintenance capital) will be approximately $120 million, and that total annual capital expenditures will be approximately $200 million for all of fiscal 2008.

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

Derivative Instruments

As of September 30, 2007, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 14 — Financial Instruments and Commodity Contracts to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Certain contracts are designated as hedges of either net investment or cash flows. For these contracts we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive income within Shareholder’s equity in the accompanying condensed consolidated balance sheet.

Prior to Completion of the Arrangement

Prior to and during the period from April 1, 2007 through May 15, 2007, we applied hedge accounting to certain of our cross-currency swaps with respect to intercompany loans to several European subsidiaries and forward exchange contracts. Our Euro and British pound (GBP) cross-currency swaps were designated as net investment hedges, while our Swiss franc (CHF) cross-currency swaps and our Brazilian real (BRL) forward foreign exchange contracts were designated as cash flow hedges. As of May 15, 2007, we had $712 million of cross-currency swaps (Euro 475 million, GBP 62 million and CHF 35 million) and $99 million of forward foreign exchange contracts (BRL 229 million). During the period from April 1, 2007 through May 15, 2007, we implemented cash flow hedge accounting for an electricity swap, which was embedded in a supply contract.

During the period from April 1, 2007 through May 15, 2007, the change in fair value of the effective and interest portions of our net investment hedges was a loss of $8 million and the change in fair value of the effective portion of our cash flow hedges was a gain of $7 million.

Impact of the Arrangement and Purchase Accounting

Concurrent with completion of the Arrangement on May 15, 2007, we dedesignated all hedging relationships. The cumulative change in fair value of effective and interest portions of these hedges, previously presented in Accumulated other comprehensive income within Shareholder’s equity on May 15, 2007, was incorporated in the new basis of accounting. As a result of purchase accounting, the fair value of all embedded derivative instruments was allocated to the fair value of their respective host contracts, reducing the fair value of embedded derivative instruments to zero.

Subsequent to Completion of the Arrangement

We redesignated our electricity swap, noted below, as a cash flow hedge on June 1, 2007. We redesignated our Euro, GBP and CHF cross-currency swaps, noted above, as net investment hedges on September 1, 2007. We have not applied hedge accounting to any other derivative instruments after May 15, 2007. Subsequent changes in fair value have been recognized in (Gain) loss on change in fair value of derivative instruments — net in our condensed consolidated statements of operations.

During the three months ended September 30, 2007 and for the period from May 16, 2007 through September 30, 2007, we recognized pre-tax gains of $2 million and $4 million, respectively, for the change in fair value of the effective portion of our remaining cash flow hedge. As of September 30, 2007, the amount of effective net gains to be realized during the next twelve months is not significant. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

During the three months ended September 30, 2007 and for the period from May 16, 2007 through September 30, 2007, we recognized pre-tax losses of $28 million and $28 million, respectively, for the change in fair value of the effective portion of our net investment hedges. As of September 30, 2007, we expect to realize $4 million of effective net losses during the next twelve months. The maximum period over which we have hedged our net investment variability is through February 2015.

The fair values of our financial instruments and commodity contracts are as follows (in millions).

		As of September 30, 2007
	Maturity Dates			Net Fair
Successor:	(Fiscal Year)	Assets	Liabilities	Value

Foreign exchange forward contracts	2008 through 2012	$34	$(44)	$(10)
Cross-currency swaps	2008 through 2015	—	(141)	(141)
Aluminum forward contracts	2008 through 2010	13	(29)	(16)
Electricity swap	2017	4	(1)	3
Embedded derivative instruments	2008	7	—	7
Natural gas swaps	2008 through 2009	—	(1)	(1)

Total fair value		58	(216)	(158)
Less: current portion		51	(81)	(30)

Noncurrent portion		$7	$(135)	$(128)

Guarantees of Indebtedness

The following table discloses information about our obligations under guarantees of indebtedness as of September 30, 2007 (in millions).

	Maximum	Liability
	Potential Future	Carrying
Type of Entity	Payment	Value

Wholly-owned subsidiaries	$64	$55
Majority-owned subsidiaries	3	—
Aluminium Norf GmbH	14	—

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

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007 and March 31, 2007, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. During the six months ended September 30, 2007, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2006, other than those described below.

Our total debt increased by $205 million during the period from April 1, 2007 to September 30, 2007 (excluding net unamortized fair value adjustments of $66 million recorded as part of the acquisition by Hindalco), principally as a result of our need to fund additional working capital requirements and certain costs associated with the Arrangement, including Sale transaction fees and share-based compensation payments.

As a result of the amendment to our Old Credit Facilities in April 2007, we obtained a limited waiver of the change of control Event of Default (as defined in the senior secured credit facilities) which effectively extended the requirement to repay the Old Credit Facilities to July 11, 2007. As a result of the Arrangement, we paid off and terminated the Old Credit Facilities on July 6, 2007 through refinancing with the New Credit Facilities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the six months ended September 30, 2007, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

RECENT ACCOUNTING STANDARDS

In April 2007, the FASB issued Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No 39, (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FIN 39-1 on our consolidated financial position, results of operations and cash flows.

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

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, our metal price ceiling exposure and the effectiveness of our hedging programs and controls. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the effectiveness of our metal hedging activities, including our internal used beverage can (UBC) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and our ultimate parent, Hindalco;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the effect of taxes and changes in tax rates.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, and filed with the SEC and are specifically incorporated by reference into this filing.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in our accompanying condensed consolidated balance sheet as of September 30, 2007.

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

In addition, sales contracts representing approximately 10% of our total shipments for the six months ended September 30, 2007 provide for a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete metal purchase costs for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. These contracts expire at varying times and our estimated remaining exposure approximates 10% of estimated shipments in the remainder of fiscal 2008.

However, as previously discussed, in connection with the allocation of purchase price arising from the Arrangement, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into Net sales over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. During the period from May 16, 2007 through September 30, 2007, we recorded accretion of $129 million.

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

Sensitivities

The following table presents the estimated potential pre-tax gain (loss) in the fair values of these derivative instruments as of September 30, 2007, assuming a 10% decline in the three-month LME price.

		Pre-Tax
	Decline in	Loss in
	Rate/Price	Fair Value
		($ In millions)

Aluminum Forward Contracts	10%	$(56)
Aluminum Put Options	10%	—

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the six months ended September 30, 2007, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of September 30, 2007, we have a nominal amount of forward purchases outstanding related to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 25% of our total electricity requirements in that region. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.

Rising energy costs worldwide, due to the volatility of supply and international and geopolitical events, expose us to reduced profits as such changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of September 30, 2007, assuming a 10% decline in spot prices for energy contracts.

		Pre-Tax
	Decline in	Loss in
	Rate/Price	Fair Value
		($ In millions)

Electricity	10%	$(15)
Natural Gas	10%	—

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

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income in the Shareholder’s equity section of the accompanying condensed consolidated balance sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

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

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of September 30, 2007, assuming a 10% increase (decrease) in the foreign currency/U.S. dollar exchange rate.

		Pre-Tax
	Increase (Decrease) ian	Loss in
	Exchange Rate	Fair Value
		($ In millions)

Currency measured against the U.S. dollar
Euro	(10)%	$(26)
Korean won	(10)%	(19)
Brazilian real	10%	(22)
Canadian dollar	10%	(3)
British pound	(10)%	(1)
Swiss franc	(10)%	(28)

Loans to and investments in European operations have been hedged by cross-currency swaps (euro 475 million, GBP 62 million, CHF 35 million). Loans from European operations have been hedged by cross-currency principal only swaps (euro 111 million). Principal only swaps totaling euro 91 million were accounted for as cash flow hedges through May 15, 2007. Concurrent with the completion of the Arrangement on May 15, 2007, we dedesignated these hedging relationships. On September 1, 2007, we redesignated our cross-currency swaps as net investment hedges. While this has no impact on our cash flows, subsequent changes in the value of currency related derivative instruments that are not designated as hedges are recognized in Gain (loss) on change in fair value of derivative instruments — net in our condensed consolidated statement of operations.

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of September 30, 2007, assuming a 10% increase in rates.

		Pre-Tax
	Increase in	Loss in
	Rate	Fair Value
		($ In millions)

Currency measured against the U.S. dollar
Euro	10%	$(80)
British pound	10%	(15)
Swiss franc	10%	(4)

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of September 30, 2007, which includes $958 million of Term Loan debt and other variable rate debt of $203 million, our annual pre-tax income would be reduced by approximately $1 million.

As of September 30, 2007, approximately 58% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 9 — Debt to our accompanying condensed consolidated financial statements for further information.

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of September 30, 2007, assuming a 10% decrease in rates.

		Pre-Tax
	Decrease	Loss in
	in Rate	Fair Value
		($ In millions)

Interest Rate Swap Contracts
Asia	(10)%	—

Item 4.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2007, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2007. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2007, as a result of the continued existence of a material weakness in our accounting for income taxes, as described in our Annual Report on Form 10-K for the year ended December 31, 2006. Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America

Changes in Internal Control Over Financial Reporting

On October 22, 2007, Novelis Inc. announced that Robert M. Patterson was appointed Vice President Treasury and Planning and Jeffrey Schwaneke was appointed Vice President and Controller (Principal Accounting Officer). Mr. Patterson was formerly Vice President and Controller (Principal Accounting Officer) and replaces Orville Lunking as Treasurer who is leaving Novelis to pursue other opportunities. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On October 1, 2007, the Company hired Michael Pashos as Vice President of Global Tax. With his guidance, the Company will continue to evaluate the current mix of internal and external staffing in the area of income taxes and may make further changes as necessary to most effectively and accurately handle the Company’s accounting for income taxes.

Remediation Plan for Material Weakness Existing as of September 30, 2007

We outlined our plan to remediate the material weakness in accounting for income taxes in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007 (and amended on April 30, 2007), and there have been no additional remedial measures implemented since. While we believe that the measures enumerated in our Annual Report will ultimately allow us to remediate this material weakness, we concluded as of September 30, 2007, that there continues to be more than a remote likelihood that a material misstatement of our annual or interim financial statements related to accounting for income taxes will not be prevented or detected. Management believes it is prudent to observe and test these controls over a longer period of time prior to concluding that this weakness has been remediated. We are further considering our current mix of internal and external staffing in the area of income taxes and may make further changes as necessary to remediate this material weakness as quickly as possible. In addition, we will continue to provide training to our tax personnel and specifically focus on areas where adjustments and errors have been previously identified.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers. In the quarter ended September 30, 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the extent of coverage of the costs included in the settlement. On October 8, 2007, we received a letter from these insurers stating that they have completed their review and requesting a refund of the $39 million plus interest. We are reviewing the insurers’ position and expect to respond to their letter within 45 days.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended September 30, 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by the parties as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of September 30, 2007 and March 31, 2007.

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

Coca-Cola Lawsuits.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in state court in Georgia. In addition, a lawsuit was commenced against Novelis Corporation and Alcan Corporation on April 3, 2007 by Coca-Cola Enterprises Inc., Enterprises Acquisition Company, Inc., The Coca-Cola Company and The Coca-Cola Trading Company, Inc. (collectively CCE) in federal court in Georgia. Novelis intends to defend these claims vigorously.

CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the most favored nations provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has filed its answer and the parties are proceeding with discovery.

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

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a demand for a jury. Those motions are pending. We intend to defend these proceedings vigorously.

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10.1	$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers
10.2	$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., As Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers
10.3	Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent
10.4	Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007
10.5	Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jeffrey Schwaneke
Jeffrey Schwaneke
Vice President and Controller
(Principal Accounting Officer)

Date: November 9, 2007

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10.1	$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers
10.2	$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., As Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers
10.3	Intercreditor Agreement dated as of July 6, 2007by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent
10.4	Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007
10.5	Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer