Form 10-Q
period 2007-12-31
Novelis Inc.
filed 2008-02-08
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of January 31, 2008, the registrant had 77,459,658 common shares outstanding.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) Three Months Ended December 31, 2007 and 2006; May 16, 2007 Through December 31, 2007; April 1, 2007 Through May 15, 2007; and Nine Months Ended December 31, 2006	2
	Condensed Consolidated Balance Sheets (unaudited) As of December 31, 2007 and March 31, 2007	3
	Condensed Consolidated Statements of Cash Flows (unaudited) May 16, 2007 Through December 31, 2007; April 1, 2007 Through May 15, 2007; and Nine Months Ended December 31, 2006	4
	Condensed Consolidated Statements of Shareholder’s Equity (unaudited) April 1, 2007 Through May 15, 2007 and May 16, 2007 Through December 31, 2007	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	59
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	94
Item 4.	Controls and Procedures	98

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	100
Item 6.	Exhibits	102
EX-10.6 AGREEMENT REGARDING TERMINATION OF EMPLOYMENT
EX-10.7 SEPARATION AND RELEASE AGREEMENT
EX-18.1 PREFERABILITY LETTER ISSUED BY PRICEWATERHOUSECOOPERS LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
EX-31.2 SECTION 302 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER
EX-32.1 SECTION 906 CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
EX-32.2 SECTION 906 CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions, except per share amounts)

	Three Months Ended		May 16, 2007	April 1, 2007	Nine Months
	December 31,		Through	Through	Ended
	2007	2006	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net sales	$2,735	$2,472	$7,103	$1,281	$7,530

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,475	2,386	6,466	1,205	7,182
Selling, general and administrative expenses	99	117	229	95	318
Depreciation and amortization	105	59	260	28	175
Research and development expenses	11	11	34	6	31
Interest expense and amortization of debt issuance costs — net	47	57	128	26	158
(Gain) loss on change in fair value of derivative instruments — net	50	(5)	72	(20)	(9)
Equity in net (income) loss of non-consolidated affiliates	4	(4)	9	(1)	(13)
Sale transaction fees	—	—	—	32	—
Other (income) expenses — net	(11)	(9)	(7)	4	(6)

	2,780	2,612	7,191	1,375	7,836

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(45)	(140)	(88)	(94)	(306)
Provision (benefit) for taxes on income (loss)	4	(34)	4	4	(106)

Income (loss) before minority interests’ share	(49)	(106)	(92)	(98)	(200)
Minority interests’ share	—	1	2	1	(1)

Net income (loss)	(49)	(105)	(90)	(97)	(201)

Other comprehensive income (loss) — net of tax
Currency translation adjustment	40	63	68	35	131
Change in fair value of effective portion of hedges — net	—	(16)	2	(1)	(39)
Postretirement benefit plans Amortization of net actuarial loss	—	—	—	(1)	—
Change in minimum pension liability	—	16	—	—	12

Other comprehensive income (loss) — net of tax	40	63	70	33	104

Comprehensive income (loss)	$(9)	$(42)	$(20)	$(64)	$(97)

Dividends per common share	$0.00	$0.01	$0.00	$0.00	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	As of
	December 31,	March 31,
	2007	2007
	Successor	Predecessor
ASSETS
Current assets
Cash and cash equivalents	$133	$128
Accounts receivable (net of allowances of $1 as of December 31, 2007 and $29 as of March 31, 2007)
— third parties	1,335	1,350
— related parties	29	25
Inventories	1,441	1,483
Prepaid expenses and other current assets	48	39
Current portion of fair value of derivative instruments	54	92
Deferred income tax assets	6	19

Total current assets	3,046	3,136
Property, plant and equipment — net	3,372	2,106
Goodwill	2,174	239
Intangible assets — net	873	20
Investment in and advances to non-consolidated affiliates	920	153
Fair value of derivative instruments — net of current portion	10	55
Deferred income tax assets	7	102
Other long-term assets
— third parties	92	105
— related parties	42	54

Total assets	$10,536	$5,970

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$14	$143
Short-term borrowings	245	245
Accounts payable
— third parties	1,323	1,614
— related parties	60	49
Accrued expenses and other current liabilities	881	480
Deferred income tax liabilities	70	73

Total current liabilities	2,593	2,604
Long-term debt — net of current portion	2,559	2,157
Deferred income tax liabilities	685	103
Accrued postretirement benefits	413	427
Other long-term liabilities	659	352

	6,909	5,643

Commitments and contingencies
Minority interests in equity of consolidated affiliates	150	152

Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 and 75,357,660 shares issued and outstanding as of December 31, 2007 and March 31, 2007, respectively	—	—
Additional paid-in capital	3,497	428
Accumulated deficit	(90)	(263)
Accumulated other comprehensive income (loss)	70	10

Total shareholder’s equity	3,477	175

Total liabilities and shareholder’s equity	$10,536	$5,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	May 16, 2007	April 1, 2007	Nine Months
	Through	Through	Ended
	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Predecessor
OPERATING ACTIVITIES
Net income (loss)	$(90)	$(97)	$(201)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	260	28	175
(Gain) loss on change in fair value of derivative instruments — net	72	(20)	(9)
Deferred income taxes	(46)	(18)	(159)
Amortization of debt issuance costs	8	1	11
Write-off and amortization of fair value adjustments — net	(156)	—	—
Provision for uncollectible accounts receivable	1	—	2
Equity in net (income) loss of non-consolidated affiliates	9	(1)	(13)
Dividends from non-consolidated affiliates	—	4	5
Minority interests’ share	(2)	(1)	1
Share-based compensation	—	—	8
(Gain) loss on sales of businesses, investments and assets — net	—	—	(20)
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	76	(21)	(55)
— related parties	1	—	2
Inventories	190	(76)	(66)
Prepaid expenses and other current assets	(1)	(7)	40
Other long-term assets	(4)	(1)	7
Accounts payable
— third parties	(260)	(62)	235
— related parties	7	—	3
Accrued expenses and other current liabilities	(53)	42	(65)
Accrued postretirement benefits	2	1	(37)
Other long-term liabilities	17	(2)	57

Net cash provided by (used in) operating activities	31	(230)	(79)

INVESTING ACTIVITIES
Capital expenditures	(120)	(17)	(95)
Proceeds from sales of assets	4	—	36
Changes to investment in and advances to non-consolidated affiliates	5	1	1
Proceeds from loans receivable — net — related parties	12	—	30
Net proceeds from settlement of derivative instruments	56	18	167

Net cash provided by (used in) investing activities	(43)	2	139

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	—
Proceeds from issuance of debt	1,100	150	41
Principal repayments	(1,005)	(1)	(241)
Short-term borrowings — net	(103)	60	97
Dividends
— common shareholders	—	—	(8)
— minority interests	(1)	(7)	(2)
Net receipts from Alcan	—	—	5
Debt issuance costs	(37)	(2)	(10)
Proceeds from the exercise of stock options	—	1	2

Net cash provided by (used in) financing activities	46	201	(116)

Net increase (decrease) in cash and cash equivalents	34	(27)	(56)
Effect of exchange rate changes on cash balances held in foreign currencies	(3)	1	5
Cash and cash equivalents — beginning of period	102	128	124

Cash and cash equivalents — end of period	$133	$102	$73

Supplemental disclosures of cash flow information:
Interest paid	$122	$13	$125
Income taxes paid	50	9	56
Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock (Note 2):
Property, plant and equipment	$(1,346)
Goodwill	(1,933)
Intangible assets	(883)
Investment in and advances to non-consolidated affiliates	(775)
Debt	70
Supplemental schedule of non-cash investing and financing activities related to the spin-off transaction and post closing adjustments:
Additional paid-in capital			$(43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)
(in millions, except number of shares)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Predecessor:
Balance as of March 31, 2007	75,357,660	$—	$428	$(263)	$10	$175
Activity April 1, 2007 Through May 15, 2007
Net loss	—	—	—	(97)	—	(97)
Issuance of common stock from the exercise of stock options	57,876	—	1	—	—	1
Conversion of share-based compensation plans from equity-based plans to liability-based plans	—	—	(7)	—	—	(7)
Currency translation adjustment	—	—	—	—	35	35
Change in fair value of effective portion of hedges — net	—	—	—	—	(1)	(1)
Postretirement benefit plans
Amortization of net actuarial loss	—	—	—	—	(1)	(1)

Balance as of May 15, 2007	75,415,536	$—	$422	$(360)	$43	$105

Successor:
Balance as of May 16, 2007	75,415,536	$—	$3,405	$—	$—	$3,405
Activity May 16, 2007 Through December 31, 2007
Net loss	—	—	—	(90)	—	(90)
Issuance of common stock	2,044,122	—	92	—	—	92
Currency translation adjustment	—	—	—	—	68	68
Change in fair value of effective portion of hedges — net	—	—	—	—	2	2

Balance as of December 31, 2007	77,459,658	$—	$3,497	$(90)	$70	$3,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited)

1.	Business and Summary of Significant Accounting Policies

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries as both Predecessor and Successor (as defined below) unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. References herein to “Alcan” refer to Rio Tinto Alcan Inc.

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

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of December 31, 2007, we had operations on four continents: North America; Europe; Asia and South America, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

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

The unaudited condensed consolidated statement of operations and comprehensive income (loss) and statement of cash flows for the nine months ended December 31, 2006 have been derived from the audited consolidated financial statements included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2006 and from the unaudited condensed consolidated financial statements included in our previously filed Quarterly Report on Form 10-Q for the period ended March 31, 2006, as such nine month period was not previously reported.

Predecessor and Successor Reporting

Our acquisition by Hindalco (see Note 2 — Acquisition of Novelis Common Stock) was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances. In the accompanying December 31, 2007 condensed consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the Company’s condensed consolidated financial statements and certain note presentations

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

for the nine months ended December 31, 2007 are presented in two distinct periods to indicate the application of different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through December 31, 2007, labeled “Successor”). The accompanying unaudited condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

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

Change in Impairment Testing Date

During the quarter ended December 31, 2007, we changed our method of applying FASB Statement No. 142, Goodwill and Other Intangible Assets by changing the date of our annual testing for goodwill impairment from October 31 to the last day in February of each year. We believe the change is preferable in the circumstances due to (1) the change in our fiscal year end from December 31 to March 31 and (2) our normal business process for updating the Company’s annual and strategic plans, which we finalize each year during our fourth fiscal quarter. This change had no impact on our consolidated financial position, results of operations or cash flows.

Reclassifications and Revisions

Certain reclassifications of prior periods’ amounts and presentation have been made to conform to the presentation adopted for the current periods. The following reclassifications and presentation changes were made to the prior periods’ condensed consolidated statements of operations to conform to the current period presentation: (a) the amounts previously presented in Restructuring charges — net and Impairment charges on long-lived assets were reclassified to Other (income) expenses — net and (b) Gain (loss) on change in fair value of derivative instruments — net and Sale transaction fees were reclassified from Other (income) expenses — net to separate line items. These reclassifications have no effect on total assets, total shareholder’s equity, net loss or cash flows as previously presented.

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, during the quarter ended June 30, 2007, we changed our segment performance measure to Segment Income, as defined in Note 18 — Segment and Major Customer Information.

Recently Issued Accounting Standards

In December 2007, the FASB issued FASB Statement No. 141 (Revised), Business Combinations, (“FASB Statement No. 141(R)”) which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB Statement No. 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will be required to apply this new standard prospectively to business

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB Statement No. 141(R) amends certain provisions of FASB Statement No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB Statement No. 141(R) would also apply the provisions of FASB Statement No. 141(R). Early adoption is prohibited. We are currently evaluating the effects that FASB Statement No. 141(R) may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 160 on our consolidated financial position, results of operations and cash flows.

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

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. FASB Statement No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. FASB Statement No. 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position, results of operations and cash flows.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

On June 22, 2007, we issued 2,044,122 additional common shares to AV Aluminum for $44.93 per share resulting in an additional equity contribution of approximately $92 million. This contribution was equal in amount to certain payments made by Novelis related to change in control compensation to certain employees and directors, lender fees and other transaction costs incurred by the Company. As this transaction was approved by Hindalco and the Company and executed subsequent to the Arrangement, the $92 million is not included in the determination of total consideration.

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

In accordance with FASB Statement No. 141, during our quarter ended June 30, 2007 we allocated total consideration ($3.405 billion) to the assets acquired and liabilities assumed based on our initial estimates of fair value using methodologies and assumptions that we believed were reasonable. During our quarter ended December 31, 2007, we revised our initial allocation of the total consideration to identifiable assets and liabilities based on refined estimates. The revised valuation, which is still preliminary, decreased the amount allocated to goodwill by $164 million from our initial estimates. The decrease is primarily due to our revised assessment of the valuation of the acquired tangible and intangible assets, the allocation of fair value to our reporting units, remeasurement of postretirement benefits and the income tax implications of the new basis of accounting triggered by the Arrangement.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table presents a summary of our revised and initial allocations of total consideration to assets acquired and liabilities assumed at the date of the Arrangement (in millions).

	Revised	Initial

Assets acquired:
Current assets	$3,210	$3,210
Property, plant and equipment	3,452	3,350
Goodwill	2,177	2,341
Intangible assets	903	879
Investment in and advances to non-consolidated affiliates	927	762
Fair value of derivative instruments — net of current portion	3	3
Deferred income tax assets	111	117
Other long-term assets	110	110

Total assets acquired	10,893	10,772

Liabilities assumed:
Accounts payable	(1,612)	(1,612)
Accrued expenses and other current liabilities	(738)	(738)
Debt, including current portion and short-term borrowings	(2,824)	(2,824)
Deferred income tax liabilities, including current portion	(1,025)	(874)
Accrued postretirement benefits	(400)	(430)
Other long-term liabilities	(736)	(736)
Minority interests in equity of consolidated affiliates	(153)	(153)

Total liabilities assumed	(7,488)	(7,367)

Total consideration	$3,405	$3,405

The goodwill resulting from the Arrangement reflects the value of our in-place workforce, deferred income taxes associated with the fair value adjustments and potential synergies. The majority of the push down adjustments, including goodwill, did not impact our cash flows and were not deductible for income tax purposes.

The revised allocation shown above includes a total of $685 million for the fair value of liabilities associated with unfavorable sales contracts ($371 million included in Other long-term liabilities and $314 million included in Accrued expenses and other liabilities). Of this amount, $655 million relates to unfavorable sales contracts in North America. These contracts include a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. Subsequent to the Arrangement, the fair values of these liabilities are credited to Net sales over the remaining lives of the underlying contracts. The reduction of these liabilities does not affect our cash flows.

Intangible assets include (1) $124 million for a favorable energy supply contract in North America, recorded at its estimated fair value, (2) $15 million for other favorable supply contracts in Europe and (3) $9 million for the estimated value of acquired in-process research and development projects that had not yet reached technological feasibility. In accordance with FASB Statement No. 141, the $9 million of acquired in-process research and development was expensed upon acquisition and charged to Research and development expenses in the period from May 16, 2007 through December 31, 2007.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

To estimate fair values, we considered a number of factors, including the application of multiples to discounted cash flow estimates. There is considerable management judgment with respect to cash flow estimates and appropriate multiples used in determining fair value. Certain amounts are subject to change as remaining information on the fair values is received and valuation analyses are finalized. Specifically, we continue to evaluate the valuation and useful lives of the acquired tangible and intangible assets, postretirement benefits and the income tax implications of the new basis of accounting triggered by the Arrangement. These final valuations and other studies will be performed by Hindalco and Novelis, and the final fair values and allocations may differ materially from our revised preliminary estimates shown above. We expect to complete our final allocation of the total consideration before March 31, 2008.

We incurred a total of $64 million in fees and expenses related to the Arrangement, of which $32 million was incurred in each of the periods from April 1, 2007 through May 15, 2007 and the three months ended March 31, 2007. These fees and expenses are included in Sale transaction fees in our condensed consolidated statements of operations.

Unaudited Condensed Consolidated Pro Forma Results

The unaudited condensed consolidated pro forma results of operations provided below for the three and nine month periods ended December 31, 2007 and 2006 are presented as though the Arrangement had occurred at the beginning of each of the nine months ended December 31, 2007 and 2006, after giving effect to purchase accounting adjustments related to depreciation and amortization of the revalued assets and liabilities, interest expense and other acquisition related adjustments in connection with the Arrangement. The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been in effect on the dates indicated, or which may result in future periods.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$2,727	$2,544	$8,417	$7,777
Loss before provision for taxes and minority interests’ share	$(57)	$(137)	$(179)	$(279)
Net income (loss)	$(61)	$(102)	$(184)	$(174)

3.	Restructuring Programs

We recognized $1 million, $2 million, and $1 million in restructuring costs during the three months ended December 31, 2007, the period from May 16, 2007 through December 31, 2007 and the period from April 1, 2007 through May 15, 2007, respectively, relating primarily to restructuring actions begun during 2006 in two of our European facilities. There were $1 million in other exit related reserves attributable to foreign currency translation for each of the three months ended December 31, 2007 and the period from April 1, 2007 through May 15, 2007.

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

	Europe
		Other Exit	Total
	Severance	Related	Restructuring
	Reserves	Reserves	Reserves

Predecessor:
Balance as of March 31, 2007	$18	$18	$36
April 1, 2007 through May 15, 2007 Activity:
Provisions — net	1	—	1
Cash payments	—	(1)	(1)
Adjustments — other	—	1	1

Balance as of May 15, 2007	19	18	37

Successor:
May 16, 2007 through June 30, 2007 Activity:
Provisions — net	1	—	1
Cash payments	(2)	(1)	(3)

Balance as of June 30, 2007	18	17	35
July 1, 2007 to September 30, 2007 Activity:
Cash payments	(5)	(1)	(6)

Balance as of September 30, 2007	13	16	29
October 1, 2007 through December 31, 2007 Activity:
Provisions — net	1	—	1
Cash payments	(3)	(1)	(4)
Adjustments — other	—	1	1

Balance as of December 31, 2007	$11	$16	$27

4.	Inventories

Inventories consist of the following (in millions).

	As of
	December 31, 2007	March 31, 2007
	Successor	Predecessor
Finished goods	$366	$359
Work in process	556	412
Raw materials	445	614
Supplies	76	120

	1,443	1,505
Allowances	(2)	(22)

Inventories	$1,441	$1,483

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

5.  Property, Plant and Equipment

Property, plant and equipment — net consists of the following (in millions).

	As of
	December 31, 2007	March 31, 2007
	Successor	Predecessor
Land and property rights	$254	$97
Buildings	838	895
Machinery and equipment	2,376	4,699

	3,468	5,691
Accumulated depreciation and amortization	(217)	(3,674)

	3,251	2,017
Construction in progress	121	89

Property, plant and equipment — net	$3,372	$2,106

Depreciation and amortization expense related to property, plant and equipment is shown in the table below (in millions).

	Three Months Ended		May 16, 2007	April 1, 2007	Nine Months
	December 31,		Through	Through	Ended
	2007	2006	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Depreciation expense related to property, plant and equipment	$94	$58	$235	$28	$173

6.	Goodwill and Intangible Assets

Goodwill

The following table summarizes the balances and activity in goodwill by operating segment (in millions).

	Successor			Predecessor
	Balance		Balance	Balance	Cumulative	Balance
	as of		as of	as of	Translation	as of
Operating Segment	May 16, 2007	Adjustments (A)	December 31, 2007	March 31, 2007	Adjustment	May 15, 2007
North America	$1,527	$(414)	$1,113	$—	$—	$—
Europe	389	411	800	239	5	244
Asia	162	(162)	—	—	—	—
South America	263	(2)	261	—	—	—

	$2,341	$(167)	$2,174	$239	$5	$244

(A)	These adjustments include $164 million related to the revision of our initial estimates of fair value and allocation of the total consideration to assets acquired and liabilities assumed in connection with our acquisition by Hindalco recorded during the quarter ended December 31, 2007. See Note 2 — Acquisition of Novelis Common Stock.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Intangible Assets

The following table summarizes the components of intangible assets (in millions).

	As of
	December 31, 2007				March 31, 2007
	Successor				Predecessor
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Tradename	$146	$(4)	$142	20 years	$14	$(6)	$8	15 years
Technology	167	(7)	160	15 years	20	(8)	12	15 years
Customer relationships	461	(14)	447	20 years	—	—	—
Favorable energy supply contract	123	(9)	114	9.5 years	—	—	—
Other favorable contracts	15	(5)	10	3.3 years	—	—	—

	$912	$(39)	$873	17.3 years	$34	$(14)	$20	15 years

Our favorable energy supply contract and other favorable contracts are amortized over their estimated useful lives using methods that reflect the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.

Amortization expense related to intangible assets is shown in the table below (in millions) and includes $6 million and $14 million included in Cost of goods sold related to favorable energy supply and other favorable contracts for the three months ended December 31, 2007 and for the period from May 16, 2007 through December 31, 2007, respectively.

	Three Months
	Ended		May 16, 2007	April 1, 2007	Nine Months
	December 31,		Through	Through	Ended
	2007	2006	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Total Amortization expense related to intangible assets	$17	$1	$39	$—	$2
Less: Amortization expense related to intangible assets included in Cost of goods sold	(6)	—	(14)	—	—

Amortization expense related to intangible assets included in Depreciation and amortization	$11	$1	$25	$—	$2

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Estimated total amortization expense related to intangible assets for the remainder of fiscal 2008 and each of the five succeeding fiscal years is shown in the table below (in millions). Actual amounts may differ from these estimates due to such factors as raw material consumption patterns, impairments, additional intangible asset acquisitions, remeasurement of amounts valued in foreign currencies and other events.

Fiscal Year Ending March 31,

2008 (remaining three months)	$16
2009	61
2010	59
2011	55
2012	54
2013	54

7.  Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of December 31, 2007 and which we account for using the equity method. We have no material investments that we account for using the cost method.

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

In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to the other shareholders of Petrocoque. Prior to the sale, we accounted for Petrocoque using the equity method of accounting. The results of operations of Petrocoque through the date of sale for the three and nine month periods ended December 31, 2006 are included in the table below.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. The following table summarizes (on a 100% basis, in millions) the condensed and combined results of operations of our equity method affiliates, on a historical basis of accounting. These results do not include the incremental depreciation and amortization expense that we record in our equity method accounting, which arises as a result of the amortization of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. For the three months ended December 31, 2007 and the period from May 16, 2007 through December 31, 2007, we recorded incremental depreciation and amortization expense of $15 million and $26 million, respectively, as part of our equity method accounting for these affiliates.

	Three Months		May 16, 2007		Nine Months
	Ended		Through	April 1, 2007	Ended
	December 31,		December 31,	Through	December 31,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net sales	$161	$138	$384	$45	$426
Costs, expenses and provisions for taxes on income	168	129	379	43	397

Net income (loss)	$(7)	$9	$5	$2	$29

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of significant transactions that we had with related parties (in millions).

	Three Months		May 16, 2007	April 1, 2007	Nine Months
	Ended		Through	Through	Ended
	December 31,		December 31,	May 15,	December 31,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Purchases of tolling services and electricity
Aluminium Norf GmbH(A)	$77	$57	$182	$21	$175
Consorcio Candonga(B)	$4	$4	$9	$1	$11
Petrocoque(C)	n.a.	$—	n.a.	$—	$1
Interest income
Aluminium Norf GmbH(D)	$—	$—	$—	$—	$1

n.a.	not applicable — see (C).

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

(C)	We purchase calcined-coke from Petrocoque for use in our smelting operation in South America. As previously discussed, we sold our interest in Petrocoque in November 2006. They are not considered a related party subsequent to the quarter ended December 31, 2006.

(D)	We earn interest income on a loan due from Aluminium Norf GmbH.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances.

	As of
	December 31, 2007	March 31, 2007
	Successor	Predecessor
Accounts receivable(A)	$29	$25
Other long-term receivables(A)	$42	$54
Accounts payable(B)	$60	$49

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions).

	As of
	December 31, 2007	March 31, 2007
	Successor	Predecessor
Accrued compensation and benefits	$122	$138
Accrued settlement of legal claim	39	39
Accrued interest payable	41	24
Accrued income taxes	75	9
Current portion of unfavorable sales contracts	251	—
Current portion of fair value of derivative instruments	112	33
Other current liabilities	241	237

Accrued expenses and other current liabilities	$881	$480

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

9.	Debt

Debt consists of the following (in millions).

	As of
			December 31, 2007			March 31, 2007
			Successor			Predecessor
	Interest			Unamortized
	Rates			Fair Value	Carrying
	(A)		Principal	Adjustments(B)	Value	Principal
Novelis Inc.
Floating rate Term Loan facility, due July 2014	6.83%		$298	$—	$298	$—
Floating rate Term Loan B(D)	—		—	—	—	259
7.25% Senior Notes, due February 2015	7.25%		1,399	69	1,468	1,400
Novelis Corporation
Floating rate Term Loan facility, due July 2014	6.83	%(C)	657	—	657	—
Floating rate Term Loan B(D)	—		—	—	—	449
Novelis Switzerland S.A.
Capital lease obligation, due January 2020 (Swiss francs (CHF) 54 million)	7.50%		48	(4)	44	46
Capital lease obligation, due August 2011 (CHF 3 million)	2.49%		3	—	3	4
Novelis Korea Limited
Bank loan, due October 2010	5.44%		100	—	100	—
Bank loan, due December 2007(F)	—		—	—	—	70
Bank loan (Korean won (KRW) 40 billion)(E)	—		—	—	—	42
Bank loan, due December 2007 (KRW 25 billion)(F)	—		—	—	—	27
Bank loans, due September 2008 through June 2011 (KRW 1 billion)	3.63	%(G)	1	—	1	1
Other
Other debt, due April 2008 through December 2012	2.21	%(G)	2	—	2	2

Total debt			2,508	65	2,573	2,300
Less: current portion			(14)	—	(14)	(143)

Long-term debt — net of current portion			$2,494	$65	$2,559	$2,157

(A)	Interest rates are as of December 31, 2007 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement.

(B)	Debt was recorded at fair value as a result of the Arrangement (see Note 2 — Acquisition of Novelis Common Stock).

(C)	Excludes the effect of any related interest rate swaps. See New Senior Secured Credit Facilities.

(D)	The Floating rate Term Loan B was refinanced in July 2007. See New Senior Secured Credit Facilities.

(E)	The Bank loan was refinanced in August 2007 with a short-term borrowing. See Korean Bank Loans.

(F)	These two Bank loans were refinanced in October 2007. See Korean Bank Loans.

(G)	Weighted average interest rate.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

New Senior Secured Credit Facilities

On May 25, 2007, we entered into a Bank and Bridge Facilities Commitment with affiliates of UBS and ABN AMRO, to provide backstop assurance for the refinancing of our existing indebtedness following the Arrangement. The commitments from UBS and ABN AMRO, provided by the banks on a 50%-50% basis, consisted of the following: (1) a senior secured term loan of up to $1.06 billion; (2) a senior secured asset-based revolving credit facility of up to $900 million and (3) a commitment to issue up to $1.2 billion of unsecured senior notes, if necessary. The commitment contained terms and conditions customary for facilities of this nature.

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

We incurred debt issuance costs on our New Credit Facilities totaling $32 million, including the $8 million in fees previously paid in conjunction with the backstop commitment. These fees are included in Other long-term assets — third parties and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility. The unamortized amount of these costs was $28 million as of December 31, 2007.

During the quarter ended December 31, 2007, we entered into interest rate swaps to fix the variable LIBOR interest rate for up to $600 million of our floating rate Term Loan facility at effective weighted average interest rates and amounts expiring as follows: (i) 4.1% on $600 million through September 30, 2008, (ii) 4.0% on $500 million through March 31, 2009 and (iii) 4.0% on $400 million through March 31, 2010. We are still obligated to pay any applicable margin, as defined in our New Credit Facilities, in addition to these interest rates.

On July 3, 2007, we terminated an interest rate swap we had to fix the 3-month LIBOR interest rate at an effective weighted average interest rate of 3.9% on $100 million of the floating rate Term Loan B debt, which was originally scheduled to expire on February 3, 2008. The termination resulted in a gain of less than $1 million.

As of December 31, 2007 approximately 80% of our debt was fixed rate and approximately 20% was variable rate.

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

On April 27, 2007, our lenders consented to a further amendment of our Old Credit Facilities. The amendment included permission to increase the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement, including the cash settlement of share-based compensation arrangements and lender fees. Additionally, the amendment included a limited waiver of the change of control Event of Default (as defined in the Old Credit Facilities) which effectively extended the requirement to repay the Old Credit Facilities to July 11, 2007. We paid fees of approximately $2 million to lenders who consented to this amendment.

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

As a result of the Arrangement, the Senior Notes were recorded at their fair value of $1.474 billion based on their market price of 105.25% of $1,000 face value per bond as of May 14, 2007. The incremental fair value of $74 million is being amortized to interest income over the remaining life of the Senior Notes in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Due to the change in the market price of our Senior Notes from 105.25% as of May 14, 2007 to 94.25% as of December 31, 2007, the estimated fair value of this debt has decreased $155 million to

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

$1.319 billion (after considering the repurchase of approximately $1 million of the Senior Notes pursuant to the tender offer discussed below).

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants for the quarter ended December 31, 2007.

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

Korean Bank Loans

In November 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a Korean won (KRW) 40 billion ($40 million) floating rate long-term loan due November 2007. We immediately entered into an interest rate swap to fix the interest rate at 4.80%. In August 2007, we refinanced this loan with a floating rate short-term borrowing in the amount of $40 million due by August 2008. We recognized a loss on extinguishment of debt of less than $1 million in connection with this refinancing. Additionally, we immediately entered into an interest rate swap and cross currency swap for the new loan through a 3.94% fixed rate KRW 38 billion ($38 million) loan.

In December 2004, we entered into (1) a $70 million floating rate loan and (2) a KRW 25 billion ($25 million) floating rate loan, both due in December 2007. We immediately entered into an interest rate and cross currency swap on the $70 million floating rate loan through a 4.55% fixed rate KRW 73 billion ($73 million) loan and an interest rate swap on the KRW 25 billion floating rate loan to fix the interest rate at 4.45%. On October 25, 2007, we entered into a $100 million floating rate loan due October 2010 and immediately repaid the $70 million loan. In December 2007, we repaid the KRW 25 billion loan from the proceeds of the $100 million floating rate loan. Additionally, we immediately entered into an interest rate swap and cross currency swap for the $100 million floating rate loan through a 5.44% fixed rate KRW 92 billion ($92 million) loan.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Other Agreements

In May 2007, we terminated a loan and a corresponding deposit-and-guarantee agreement for $80 million. We did not include the loan or deposit amounts in our condensed consolidated balance sheet as of March 31, 2007 as the agreement included a legal right of setoff and we had the intent and ability to setoff.

Capital Lease Obligations

In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland which has an interest rate of 7.5% and calls for fixed quarterly payments of CHF 1.7 million, which is equivalent to $1.5 million at the exchange rate as of December 31, 2007.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and calls for fixed monthly payments of CHF 0.1 million, which is equivalent to $0.1 million at the exchange rate as of December 31, 2007.

Short Term Borrowings and Lines of Credit

As of December 31, 2007, our short-term borrowings were $245 million consisting of (1) $167 million of short-term loans under our ABL facility, (2) a $40 million short-term loan in Korea and (3) $38 million in bank overdrafts. Additionally, as of December 31, 2007, $28 million of our ABL facility was utilized for letters of credit and we had approximately $517 million in remaining availability under this revolving credit facility.

As of December 31, 2007, we had an additional $143 million outstanding under letters of credit in Korea not included in our ABL facility. The weighted average interest rate on our total short-term borrowings was 5.55% and 7.77% as of December 31, 2007 and March 31, 2007, respectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

10.	Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) — net of tax is comprised of the following (in millions).

	Three Months		May 16, 2007	April 1, 2007	Nine Months
	Ended		Through	Through	Ended
	December 31,		December 31,	May 15,	December 31,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net change in foreign currency translation adjustments	$36	$63	$50	$31	$131
Net change in fair value of effective portion of hedges	1	(16)	5	(1)	(39)
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	(1)	—
Net change in minimum pension liability	—	20	—	—	16

Net other comprehensive income adjustments, before income tax effect	37	67	55	29	108
Income tax effect	3	(4)	15	4	(4)

Other comprehensive income (loss)	$40	$63	$70	$33	$104

Accumulated other comprehensive income (loss), net of income tax effects, is comprised of the following (in millions).

	As of
	December 31, 2007	March 31, 2007
	Successor	Predecessor
Foreign currency translation adjustments	$68	$144
Fair value of effective portion of hedges — net	2	(43)
Net actuarial loss	—	(82)
Net prior service cost	—	(8)
Net transition obligation	—	(1)

Accumulated other comprehensive income (loss)	$70	$10

11.	Share-Based Compensation

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

Our Recognition Awards plan remains in place as of December 31, 2007. However, the awards are now payable only in either, at the option of the Executive (defined below), (i) Hindalco common shares (if offered by Hindalco) or (ii) cash.

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

The number of Recognition Awards payable under the agreements varies by Executive. Originally, there were 145,800 shares subject to award. Prior to the Arrangement and in accordance with the provisions of FASB Statement No. 123 (Revised), Share-Based Payment, we valued these awards as of the issuance date and were recognizing their cost over the requisite service period of the Executives. As a result of the Arrangement, the Recognition Awards changed in classification from an equity-based to a liability-based plan using the $44.93 purchase price per common share paid by Hindalco in the transaction as the per share value. This classification change resulted in additional share-based compensation expense of $1.3 million during the period from April 1, 2007 through May 15, 2007.

One-half of the outstanding Recognition Awards vested on December 31, 2007, and were settled for approximately $3 million in cash in January 2008.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below shows the activity for our Recognition Awards.

		Weighted
	Number of	Average	Award
	Recognition	Fair Value at	Redemption
	Awards	Grant Date	Price

Predecessor:
Recognition Awards as of March 31, 2007	145,800	$23.15
Granted	—
Vested	—
Forfeited/Cancelled	—

Recognition Awards as of May 15, 2007	145,800		$44.93

Successor:
Granted	—
Vested	(59,050)
Forfeited/Cancelled	(27,700)

Recognition Awards as of December 31, 2007	59,050		$44.93

As of December 31, 2007, there was approximately $1 million of unamortized compensation expense related to the December 31, 2008 vesting date for the Recognition Awards, which is expected to be recognized during the twelve months ending December 31, 2008.

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

Prior to the Arrangement, we used the Black-Scholes valuation model to determine the fair value of the options outstanding. Because we had no trading history at the time of the valuation, we used historical stock price volatility data from comparable companies to determine expected volatility assumptions. The annual expected dividend yield was based on our then current and anticipated dividend payments. Risk-free interest rates were based on U.S. Treasury bond yields, compounded daily, consistent with the expected lives of the options. Because we did not have a sufficient history of option exercise or cancellation, we estimated the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

expected life of the options based on the lesser of the expected term of Nine years or the remaining life of the option.

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

Under our Conversion Plan for the period from April 1, 2007 through May 15, 2007, the total intrinsic value of options exercised was approximately $1 million and cash received from options exercised was approximately $1 million. During both the three months and nine months ended December 31, 2006, there were 130,388 and 134,686 options exercised, respectively, at a weighted average exercise price of $17.34 and $17.37, respectively.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

at the spin-off date continued to be vested. Unvested SPAUs were to vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date.

The table below shows the activity in our SPAU Plan.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Novelis Founders Performance Awards

In March 2005 (and amended and restated in March 2006 and February 2007), Novelis established a plan to reward certain key executives with Performance Share Units (PSUs) if Novelis common share price improvement targets were achieved within specific time periods. There were three equal tranches of PSUs, and each had a specific share price improvement target. For the first tranche, the target share price of $23.57 applied for the period from March 24, 2005 to March 23, 2008. For the second tranche, the target share price of $25.31 applied for the period from March 24, 2006 to March 23, 2008. For the third tranche, the target share price of $27.28 applied for the period from March 24, 2007 to March 23, 2008. If awarded, a particular tranche was to be paid in cash on the later of nine months from the date the specific common share price target is reached or twelve months after the start of the performance period, and will be based on the average of the daily common share closing prices on the NYSE for the last five trading days prior to the payment date.

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

	Three Months		May 16, 2007	April 1, 2007	Nine Months
	Ended		Through	Through	Ended
	December 31,		December 31,	May 15,	December 31,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Recognition Awards	$0.7	$0.5	$2.0	$1.5	$0.5
Novelis 2006 Incentive Plan (stock options)	n.a.	0.7	n.a.	14.5	0.7
Novelis 2006 Incentive Plan (stock appreciation rights)	n.a.	0.4	n.a.	5.6	0.4
Novelis Conversion Plan of 2005	n.a.	5.0	n.a.	23.8	6.5
Stock Price Appreciation Unit Plan	n.a.	1.9	n.a.	(0.5)	3.0
Deferred Share Unit Plan for Non-Executive Directors	n.a.	0.6	n.a.	0.2	1.5
Novelis Founders Performance Awards	n.a.	(0.1)	n.a.	0.1	1.2
Total Shareholder Returns Performance Plan	n.a.	—	n.a.	—	1.0

Total share-based compensation expense	$0.7	$9.0	$2.0	$45.2	$14.8

n.a.	— not applicable as plan was cancelled.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

12.	Postretirement Benefit Plans

Components of net periodic benefit cost for our significant pension and other postretirement benefit plans are shown in the tables below (in millions).

	Three Months
	Ended		May 16, 2007	April 1, 2007	Nine Months
	December 31,		Through	Through	Ended
Pension Benefit Plans	2007	2006	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Service cost	$11	$13	$29	$6	$32
Interest cost	12	12	30	6	34
Expected return on assets	(11)	(10)	(27)	(5)	(29)
Amortization
— actuarial losses	—	2	—	—	5
— prior service cost	—	—	—	—	1
Curtailment/settlement losses	1	(4)	1	—	(4)

Net periodic benefit cost	13	13	33	7	39
Proportionate share of non-consolidated affiliate’s deferred pension costs, net of $2 million of tax	—	4	—	—	4

Total net periodic benefit cost recognized	$13	$17	$33	$7	$43

	Three Months
	Ended		May 16, 2007	April 1, 2007	Nine Months
Other Postretirement	December 31,		Through	Through	Ended
Benefit Plans	2007	2006	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Service cost	$1	$2	$3	$1	$4
Interest cost	2	1	5	1	5
Amortization
— actuarial losses	—	—	—	—	1

Net periodic benefit cost	$3	$3	$8	$2	$10

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

	Three Months
	Ended		May 16, 2007	April 1, 2007	Nine Months
	December 31,		Through	Through	Ended
	2007	2006	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Funded pension plans	$10	$17	$25	$4	$30
Unfunded pension plans	4	13	10	2	19
Savings and defined contribution pension plans	4	4	10	2	9

Total contributions	$18	$34	$45	$8	$58

During the remainder of fiscal 2008, we expect to contribute an additional $14 million to our funded pension plans, $4 million to our unfunded pension plans and $4 million to our savings and defined contribution pension plans.

In October 2007, we completed the transfer of additional U.K. plan assets and liabilities from Alcan to Novelis. Plan liabilities assumed exceeded plan assets received by $3 million. As of December 31, 2007, there remained an outstanding matter related to pension plans in Canada for those employees who elected to transfer their past service to Novelis. We expect the transfer of pension assets and liabilities in Canada will take place by June 30, 2008, and we expect that the plan assets transferred will approximate the liabilities assumed. To the extent that differences between transferred plan assets and liabilities exist, we will record the adjustments to goodwill.

13.	Currency Losses (Gains)

The following currency losses (gains) are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months
	Ended		May 16, 2007	April 1, 2007	Nine Months
	December 31,		Through	Through	Ended
	2007	2006	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net loss (gain) on change in fair value of currency derivative instruments(A)	$19	$6	$(2)	$(10)	$8
Net loss (gain) on translation of monetary assets and liabilities(B)	(12)	7	(3)	4	(3)

Net currency losses (gains)	$7	$13	$(5)	$(6)	$5

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

(A)	Included in (Gain) loss on change in fair value of derivative instruments — net in the accompanying condensed consolidated statements of operations.

(B)	Included in Other (income) expenses — net in the accompanying condensed consolidated statements of operations.

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets (net of tax effect and in millions).

	May 16, 2007	January 1, 2007
	Through	Through
	December 31, 2007	March 31, 2007
	Successor	Predecessor
Cumulative currency translation adjustment — beginning of period	$—	$133
Effect of changes in exchange rates	68	11

Cumulative currency translation adjustment — end of period	$68	$144

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

Subsequent to Completion of the Arrangement

We redesignated our electricity swap, noted below, as a cash flow hedge on June 1, 2007. We redesignated our Euro, GBP and CHF cross-currency swaps, noted above, as net investment hedges on September 1, 2007. During the quarter ended December 31, 2007, we entered into a series of interest rate swaps which we designated as cash flow hedges (see Note 9 — Debt).

During the three months ended December 31, 2007 and for the period from May 16, 2007 through December 31, 2007, we recognized pre-tax gains of $1 million and $5 million, respectively, for the change in fair value of the effective portion of our cash flow hedges. As of December 31, 2007, we expect to realize $1 million of effective net losses during the next twelve months. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

During the three months ended December 31, 2007 and for the period from May 16, 2007 through December 31, 2007, we recognized pre-tax losses of $33 million and $5 million, respectively, for the change in fair value of the effective portion of our net investment hedges. As of December 31, 2007, we expect to realize $5 million of effective net losses during the next twelve months. The maximum period over which we have hedged our exposure to net investment variability is through February 2015.

The fair values of our financial instruments and commodity contracts as of December 31, 2007 and March 31, 2007 were as follows (in millions).

		As of December 31, 2007
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2008 through 2012	$38	$(59)	$(21)
Cross-currency swaps	2008 through 2015	3	(136)	(133)
Interest rate currency swaps	2009 through 2011	1	(1)	—
Interest rate swaps	2009 through 2010	—	(2)	(2)
Aluminum forward contracts	2008 through 2010	1	(52)	(51)
Electricity swap	2017	7	(1)	6
Embedded derivative instruments	2008 through 2009	14	—	14
Natural gas swaps	2008 through 2010	—	(1)	(1)

Total fair value		64	(252)	(188)
Less: current portion(A)		54	(112)	(58)

Noncurrent portion(A)		$10	$(140)	$(130)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

		As of March 31, 2007
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Predecessor:
Foreign exchange forward contracts	2008 through 2012	$16	$(20)	$(4)
Interest rate swaps	2008	2	—	2
Cross-currency swaps	2008 through 2015	6	(90)	(84)
Aluminum forward contracts	2008 through 2010	60	(8)	52
Aluminum options	2008	1	—	1
Electricity swap	2017	60	—	60
Embedded derivative instruments	2008	1	—	1
Natural gas swaps	2008	1	—	1

Total fair value		147	(118)	29
Less: current portion(A)		92	(33)	59

Noncurrent portion(A)		$55	$(85)	$(30)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented in the accompanying condensed consolidated balance sheets. The amounts of the current and noncurrent portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

15.	Other (Income) Expenses — Net

Other (income) expenses — net is comprised of the following (in millions).

	Three Months
	Ended		May 16, 2007	April 1, 2007	Nine Months
	December 31,		Through	Through	Ended
	2007	2006	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Exchange (gains) losses — net	$(12)	$7	$(3)	$4	$(3)
Restructuring charges — net	1	6	2	1	18
(Gain) loss on sale of equity interest in non-consolidated affiliate(A)	—	(15)	—	—	(15)
(Gain) loss on sale of rights to develop and operate hydroelectric power plants(B)	—	(11)	—	—	(11)
(Gains) losses on disposals of property, plant and equipment — net	—	4	—	—	6
Other — net	—	—	(6)	(1)	(1)

Other (income) expenses — net	$(11)	$(9)	$(7)	$4	$(6)

(A)	In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque to the other shareholders of Petrocoque for approximately $20 million. We recognized a pre-tax gain of approximately $15 million.

(B)	During the fourth quarter of 2006, we sold our rights to develop and operate two hydroelectric power plants in South America and recorded a pre-tax gain of approximately $11 million.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

16.	Income Taxes

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

The Provision (benefit) for taxes on income (loss) for (1) the three months ended December 31, 2007 and (2) the periods from May 16, 2007 through December 31, 2007 and from April 1, 2007 through May 15, 2007 were based on the estimated effective tax rates applicable for the fiscal year ending March 31, 2008, after considering items specifically related to the interim periods. The Provision (benefit) for taxes on income (loss) for the three and nine month periods ended December 31, 2006 were based on the estimated effective tax rates applicable for the fiscal year ended December 31, 2006, after considering items specifically related to the interim periods.

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions).

			May 16, 2007	April 1, 2007	Nine Months
	Three Months Ended		Through	Through	Ended
	December 31,		December 31,	May 15,	December 31,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Pre-tax loss before equity in net (income) loss of non-consolidated affiliates and minority interests’ share	$(41)	$(144)	$(79)	$(95)	$(319)

Canadian statutory tax rate	33%	33%	33%	33%	33%

Income taxes (benefit) at the Canadian statutory rate	$(14)	$(47)	$(26)	$(31)	$(105)
Increase (decrease) in tax rate resulting from:
Exchange translation items	14	(21)	61	23	5
Exchange remeasurement of deferred income taxes	18	1	25	3	—
Change in valuation allowances	14	29	54	13	38
Enacted tax rate changes	(32)	—	(103)	2	—
Expense/income items with no tax effect — net	—	18	(19)	(11)	10
Tax rate differences on foreign earnings	—	(19)	—	2	(59)
Other — net	4	5	12	3	5

Provision (benefit) for taxes on income (loss)	$4	$(34)	$4	$4	$(106)

Effective tax rate	(10)%	24%	(5)%	(4)%	33%

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (2) the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses; (4) the effects of enacted tax rate changes on cumulative taxable temporary differences and (5) differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions shown above as tax rate differences on foreign earnings.

Cash taxes paid are shown in the table below (in millions).

			May 16, 2007	April 1, 2007	Nine Months
	Three Months Ended		Through	Through	Ended
	December 31,		December 31,	May 15,	December 31,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Cash taxes paid	$19	$44	$50	$9	$56

Adoption of FASB Interpretation No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FASB Interpretation No. 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB Interpretation No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption as of January 1, 2007, we increased our reserves for uncertain tax positions by $1 million. We recognized the increase as a cumulative effect adjustment to Shareholder’s equity as an increase to our Accumulated deficit. Including this adjustment, reserves for uncertain tax positions totaled $45 million as of January 1, 2007.

During the three months ended December 31, 2007, our unrecognized tax benefits increased $7 million as a result of tax positions taken during a prior period. Our reserves for uncertain tax positions totaled $59 million as of December 31, 2007. Of this total, $47 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates.

Tax authorities are currently examining certain of our prior years’ tax returns for 1999-2006. We are evaluating potential adjustments related to certain items and we anticipate that it is reasonably possible that settlement of the examination will result in a payment in the range of up to $5 million and a corresponding decrease in unrecognized tax benefits by December 31, 2008.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $13 million decrease in unrecognized tax benefits by December 31, 2008 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties as of January 1, 2007.

With the exception of the ongoing tax examinations described above, we are no longer subject to any income tax examinations by any tax authorities for years before 2001. With few exceptions, tax returns for all jurisdictions for all tax years after 2000 are subject to examination by taxing authorities.

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Provision (benefit) for taxes on income (loss). As of March 31, 2007, we had $8 million accrued for potential interest on income taxes and no amounts accrued for potential penalties. For the three months ended December 31, 2007, our Provision (benefit) for taxes on income (loss) included a reduction of less than $1 million of potential interest. For the periods from May 16, 2007 through December 31, 2007 and from April 1, 2007 through May 15, 2007, our Provision (benefit) for taxes on income (loss) included charges for an additional

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

$2 million and less than $1 million of potential interest, respectively. As of December 31, 2007, we had $10 million accrued for potential interest on income taxes and no amounts accrued for potential penalties.

17.	Commitments and Contingencies

Primary Supplier

Alcan is our primary supplier of prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined prime and sheet ingot purchases.

			May 16,	April 1,
	Three Months		2007	2007	Nine Months
	Ended		Through	Through	Ended
	December 31,		December 31,	May 15,	December 31,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Purchases from Alcan as a percentage of total combined prime and sheet ingot purchases in kt(A)	33%	37%	35%	34%	35%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers. In the quarter ended December 31, 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the extent of coverage of the costs included in the settlement. On October 8, 2007, we received a letter from these insurers stating that they have completed their review and they are requesting a refund of the $39 million plus interest. We reviewed the insurers’ position, and on January 7, 2008, we sent a letter to the insurers rejecting their position that Novelis is not entitled to insurance coverage for the judgment against Novelis.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended December 31, 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by the parties as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of December 31, 2007 and March 31, 2007.

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

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nations” provision of the CCE supply agreement. If CCE were to prevail in this litigation, the amount of damages would likely be material. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the supply agreement ought to be interpreted. Novelis Corporation has moved to dismiss the complaint and has not yet filed its answer. We have not recorded any reserves for these matters.

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

On January 18, 2008, Anheuser-Busch, Inc. filed a motion for summary judgment. Novelis Corporation will have until February 19, 2008 to respond to the motion. Novelis Corporation has continued to perform under the supply agreement during the litigation.

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

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of December 31, 2007 and March 31, 2007, we had cash deposits aggregating approximately $34 million and $25 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established individual reserves ranging from $7 million to $83 million as of December 31, 2007. In total, these reserves approximate $103 million as of December 31, 2007 and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheets.

On August 15, 2007, there was a Superior Court of Justice ruling in Brazil reducing the statute of limitations from ten years to five years for claims relating to the application of Brazilian tax credits resulting from previous payments made under a social contribution tax. Accordingly, in the nine months ended December 31, 2007, we reversed $21 million of reserves ($15 million net of tax) relating to the disputed application of such credits in 1999 and 2000, as these tax credits may no longer be challenged by the government.

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including:

•	certain of our wholly-owned subsidiaries and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

In the case of our wholly-owned subsidiaries, the indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries or non-consolidated affiliates hold any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Since we consolidate wholly-owned subsidiaries in our financial statements, all outstanding liabilities associated with trade accounts payable for these entities are already included in our condensed consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness as of December 31, 2007 (in millions).

	Maximum Potential	Liability Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$85	$60
Aluminium Norf GmbH	15	—

18.	Segment and Major Customer Information

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

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended on April 30, 2007.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Selected Segment Financial Information

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total

December 31, 2007 (Successor)	$3,847	$4,235	$1,078	$1,456	$(124)	$44	$10,536

March 31, 2007 (Predecessor)	$1,566	$2,543	$1,110	$821	$(114)	$44	$5,970

Comparison of Three Month Data:

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended December 31, 2007	America	Europe	Asia	America	Consolidation	and Other	Total

(Successor)
Net sales (to third parties)	$995	$1,010	$483	$247	$—	$—	$2,735
Intersegment sales	5	1	3	—	—	(9)	—
Segment Income	83	45	10	34	—	—	172
Depreciation and amortization	37	57	13	21	(23)	—	105
Capital expenditures	13	35	11	8	(5)	1	63

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended December 31, 2006	America	Europe	Asia	America	Consolidation	and Other	Total

(Predecessor)
Net sales (to third parties)	$850	$932	$457	$237	$(4)	$—	$2,472
Intersegment sales	1	3	3	11	—	(18)	—
Segment Income (Loss)	(42)	43	14	44	—	—	59
Depreciation and amortization	17	24	14	11	(8)	1	59
Capital expenditures	15	19	6	9	(10)	—	39

Comparison of Nine Month Data:

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
May 16, 2007 Through December 31, 2007	America	Europe	Asia	America	Consolidation	and Other	Total

(Successor)
Net sales (to third parties)	$2,619	$2,695	$1,167	$622	$—	$—	$7,103
Intersegment sales	8	2	10	27	—	(47)	—
Segment Income	195	155	26	100	—	—	476
Depreciation and amortization	97	118	37	42	(35)	1	260
Capital expenditures	26	63	21	18	(11)	3	120

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
April 1, 2007 Through May 15, 2007	America	Europe	Asia	America	Consolidation	and Other	Total

(Predecessor)
Net sales (to third parties)	$446	$510	$216	$109	$—	$—	$1,281
Intersegment sales	—	—	1	7	—	(8)	—
Segment Income (Loss)	(24)	32	6	18	—	—	32
Depreciation and amortization	7	11	7	5	(3)	1	28
Capital expenditures	4	8	4	3	(3)	1	17

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Nine Months Ended December 31, 2006	America	Europe	Asia	America	Consolidation	and Other	Total

(Predecessor)
Net sales (to third parties)	$2,796	$2,794	$1,298	$654	$(12)	$—	$7,530
Intersegment sales	2	5	12	43	—	(62)	—
Segment Income (Loss)	(37)	191	56	125	—	—	335
Depreciation and amortization	52	69	41	33	(23)	3	175
Capital expenditures	31	36	20	22	(15)	1	95

The following table shows the reconciliation from Total Segment Income to Net income (loss) (in millions).

			May 16, 2007	April 1, 2007	Nine Months
	Three Months Ended		Through	Through	Ended
	December 31,		December 31,	May 15,	December 31,
	2007	2006	2007	2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Total Segment Income	$172	$59	$476	$32	$335
Interest expense and amortization of debt issuance costs — net	(47)	(57)	(128)	(26)	(158)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(24)	(16)	(126)	5	(151)
Realized gains (losses) on corporate derivative instruments — net	2	(35)	39	(3)	(35)
Depreciation and amortization	(105)	(59)	(260)	(28)	(175)
Minority interests’ share	—	1	2	1	(1)
Adjustment to eliminate proportional consolidation(B)	(18)	(9)	(44)	(7)	(27)
Restructuring charges — net	(1)	(6)	(2)	(1)	(18)
Gains or (losses) on disposal of property, plant, and equipment — net	—	(4)	—	—	(6)
Corporate selling, general and administrative expenses	(17)	(39)	(41)	(35)	(101)
Other costs — net(C)	(7)	26	(2)	1	30
Sale transaction fees	—	—	—	(32)	—
Benefit (provision) for taxes on income (loss)	(4)	34	(4)	(4)	106

Net income (loss)	$(49)	$(105)	$(90)	$(97)	$(201)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments — net on our condensed consolidated statements of operations.

	Three Months		May 16, 2007		Nine Months
	Ended		Through	April 1, 2007	Ended
	December 31,		December 31,	Through	December 31,
	2007	2006	2007	May 15, 2007	2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
(Gain) loss on change in fair value of derivative instruments — net:
Realized and included in Segment Income	$28	$(56)	$(15)	$(18)	$(195)
Realized on corporate derivative instruments	(2)	35	(39)	3	35
Unrealized	24	16	126	(5)	151

(Gain) loss on change in fair value of derivative instruments — net	$50	$(5)	$72	$(20)	$(9)

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 7 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

(C)	Other costs — net includes a gain on sale of equity interest in non-consolidated affiliates and a gain on sale of rights to develop and operate hydroelectric power plants, recognized in the three months ended December 31, 2006 (see Note 15 — Other (Income) Expenses — net).

Major Customer Information

All of our operating segments had net sales to Rexam Plc (Rexam), our largest customer. The table below shows our net sales to Rexam as a percentage of total net sales.

	Three Months
	Ended		May 16, 2007	April 1, 2007	Nine Months
	December 31,		Through	Through	Ended
	2007	2006	December 31, 2007	May 15, 2007	December 31, 2006
	Successor	Predecessor	Successor	Predecessor	Predecessor
Net sales to Rexam as a percentage of total net sales	15.9%	15.0%	15.2%	13.5%	14.2%

19.	Supplemental Guarantor Information

In connection with the issuance of our Senior Notes, certain of our wholly-owned subsidiaries provided guarantees of the Senior Notes. These guarantees are full and unconditional as well as joint and several. The

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S., the U.K., Brazil and Switzerland, as well as certain businesses in Germany. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Senior Notes.

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

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	Three Months Ended December 31, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$334	$2,150	$783	$(532)	$2,735

Cost of goods sold (exclusive of depreciation and amortization shown below)	335	1,929	737	(526)	2,475
Selling, general and administrative expenses	20	61	18	—	99
Depreciation and amortization	6	91	8	—	105
Research and development expenses	9	6	(4)	—	11
Interest expense and amortization of debt issuance costs — net	8	32	7	—	47
Loss on change in fair value of derivative instruments — net	(8)	50	8	—	50
Equity in net (income) loss of affiliates	22	4	—	(22)	4
Other (income) expenses — net	(10)	(12)	12	(1)	(11)

	382	2,161	786	(549)	2,780

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(48)	(11)	(3)	17	(45)
Provision (benefit) for taxes on income (loss)	1	2	1	—	4

Income (loss) before minority interests’ share	(49)	(13)	(4)	17	(49)
Minority interests’ share	—	—	—	—	—

Net income (loss)	$(49)	$(13)	$(4)	$17	$(49)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	Three Months Ended December 31, 2006 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$368	$2,031	$736	$(663)	$2,472

Cost of goods sold (exclusive of depreciation and amortization shown below)	358	1,993	701	(666)	2,386
Selling, general and administrative expenses	25	76	16	—	117
Depreciation and amortization	4	39	16	—	59
Research and development expenses	8	4	(1)	—	11
Interest expense and amortization of debt issuance costs — net	15	38	4	—	57
Loss on change in fair value of derivative instruments — net	30	(35)	—	—	(5)
Equity in net (income) loss of affiliates	40	(4)	—	(40)	(4)
Other (income) expenses — net	(5)	(7)	3	—	(9)

	475	2,104	739	(706)	2,612

Loss before provision (benefit) for taxes on loss and minority interests’ share	(107)	(73)	(3)	43	(140)
Provision (benefit) for taxes on loss	(2)	(36)	4	—	(34)

Loss before minority interests’ share	(105)	(37)	(7)	43	(106)
Minority interests’ share	—	—	1	—	1

Net loss	$(105)	$(37)	$(6)	$43	$(105)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	May 16, 2007 Through December 31, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$948	$5,897	$1,938	$(1,680)	$7,103

Cost of goods sold (exclusive of depreciation and amortization shown below)	947	5,363	1,836	(1,680)	6,466
Selling, general and administrative expenses	33	148	48	—	229
Depreciation and amortization	14	203	43	—	260
Research and development expenses	18	15	1	—	34
Interest expense and amortization of debt issuance costs — net	26	87	15	—	128
(Gain) loss on change in fair value of derivative instruments — net	(20)	73	19	—	72
Equity in net (income) loss of affiliates	17	9	—	(17)	9
Other (income) expenses — net	(24)	6	11	—	(7)

	1,011	5,904	1,973	(1,697)	7,191

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(63)	(7)	(35)	17	(88)
Provision (benefit) for taxes on income (loss)	27	(24)	1	—	4

Income (loss) before minority interests’ share	(90)	17	(36)	17	(92)
Minority interests’ share	—	—	2	—	2

Net income (loss)	$(90)	$17	$(34)	$17	$(90)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	April 1, 2007 Through May 15, 2007 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$129	$1,020	$359	$(227)	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	131	961	340	(227)	1,205
Selling, general and administrative expenses	29	51	15	—	95
Depreciation and amortization	2	18	8	—	28
Research and development expenses	5	1	—	—	6
Interest expense and amortization of debt issuance costs — net	3	20	3	—	26
(Gain) loss on change in fair value of derivative instruments — net	(2)	(19)	1	—	(20)
Equity in net (income) loss of affiliates	29	(1)	—	(29)	(1)
Sale transaction fees	32	—	—	—	32
Other (income) expenses — net	(3)	9	(2)	—	4

	226	1,040	365	(256)	1,375

Loss before provision for taxes on loss and minority interests’ share	(97)	(20)	(6)	29	(94)
Provision for taxes on loss	—	3	1	—	4

Loss before minority interests’ share	(97)	(23)	(7)	29	(98)
Minority interests’ share	—	—	1	—	1

Net income (loss)	$(97)	$(23)	$(6)	$29	$(97)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Operations
(In millions)

	Nine Months Ended December 31, 2006 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,202	$6,380	$2,149	$(2,201)	$7,530

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,167	6,188	2,035	(2,208)	7,182
Selling, general and administrative expenses	59	206	53	—	318
Depreciation and amortization	11	115	49	—	175
Research and development expenses	22	9	—	—	31
Interest expense and amortization of debt issuance costs — net	37	108	13	—	158
(Gain) loss on change in fair value of derivative instruments — net	39	(54)	6	—	(9)
Equity in net (income) loss of affiliates	84	(13)	—	(84)	(13)
Other (income) expenses — net	(18)	14	(2)	—	(6)

	1,401	6,573	2,154	(2,292)	7,836

Loss before provision for taxes on income (loss) and minority interests’ share	(199)	(193)	(5)	91	(306)
Provision (benefit) for taxes on income (loss)	2	(98)	(10)	—	(106)

Income (loss) before minority interests’ share	(201)	(95)	5	91	(200)
Minority interests’ share	—	—	(1)	—	(1)

Net income (loss)	$(201)	$(95)	$4	$91	$(201)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Balance Sheet
(In millions)

	As of December 31, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$3	$97	$33	$—	$133
Accounts receivable — net of allowances
— third parties	37	854	444	—	1,335
— related parties	520	234	18	(743)	29
Inventories	63	966	412	—	1,441
Prepaid expenses and other current assets	5	29	14	—	48
Current portion of fair value of derivative instruments	3	49	4	(2)	54
Deferred income tax assets	—	1	5	—	6

Total current assets	631	2,230	930	(745)	3,046
Property, plant and equipment — net	185	2,433	755	(1)	3,372
Goodwill	—	1,980	194	—	2,174
Intangible assets — net	—	873	—	—	873
Investments	3,594	920	—	(3,594)	920
Fair value of derivative instruments — net of current portion	—	10	—	—	10
Deferred income tax assets	5	1	1	—	7
Other long-term assets	1,262	151	131	(1,410)	134

Total assets	$5,677	$8,598	$2011	$(5,750)	$10,536

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$10	$1	$—	$14
Short-term borrowings
— third parties	8	170	67	—	245
— related parties	5	394	57	(456)	—
Accounts payable
— third parties	72	703	548	—	1,323
— related parties	88	200	56	(284)	60
Accrued expenses and other current liabilities	73	711	103	(6)	881
Deferred income tax liabilities	—	69	1	—	70

Total current liabilities	249	2,257	833	(746)	2,593
Long-term debt — net of current portion
— third parties	1,763	694	102	—	2,559
— related parties	—	1,147	263	(1,410)	—
Deferred income tax liabilities	(6)	674	17	—	685
Accrued postretirement benefits	23	285	105	—	421
Other long-term liabilities	171	469	19	—	659

	2,200	5,526	1,339	(2,156)	6,909

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	150	—	150

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
(Accumulated deficit)/retained earnings/owner’s net investment	(90)	3,021	545	(3,566)	(90)
Accumulated other comprehensive income	70	51	(23)	(28)	70

Total shareholder’s equity	3,477	3,072	522	(3,594)	3,477

Total liabilities and shareholder’s equity	$5,677	$8,598	$2,011	$(5,750)	$10,536

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	May 16, 2007 Through December 31, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$200	$(142)	$(27)	$—	$31

INVESTING ACTIVITIES
Capital expenditures	(6)	(90)	(24)	—	(120)
Proceeds from sales of assets	—	3	1	—	4
Changes to investment in and advances to non-consolidated affiliates	(40)	5	—	40	5
Proceeds from loans receivable — net
— related parties	—	12	—	—	12
Net proceeds from settlement of derivative instruments	13	26	17	—	56

Net cash provided by (used in) investing activities	(33)	(44)	(6)	40	(43)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	40	—	(40)	92
Proceeds from issuance of debt	300	660	140	—	1,100
Principal repayments	(263)	(602)	(140)	—	(1,005)
Short-term borrowings — net
— third parties	(37)	(84)	18	—	(103)
— related parties	(227)	195	32	—	—
Dividends
— minority interests	—	—	(1)	—	(1)
Debt issuance costs	(37)	—	—	—	(37)

Net cash provided by (used in) financing activities	(172)	209	49	(40)	46

Net increase in cash and cash equivalents	(5)	23	16	—	34
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	(3)	—	(3)
Cash and cash equivalents — beginning of period	8	74	20	—	102

Cash and cash equivalents — end of period	$3	$97	$33	$—	$133

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Consolidating Statement of Cash Flows
(In millions)

	Nine Months Ended December 31, 2006 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$90	$(154)	$39	$(54)	$(79)

INVESTING ACTIVITIES
Capital expenditures	(5)	(59)	(31)	—	(95)
Cash advance received on pending transfer of rights	—	—	—	—	—
Proceeds from sales of assets	—	36	—	—	36
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Proceeds from loans receivable — net
— related parties	(12)	(67)	(28)	137	30
Net proceeds from settlement of derivative instruments	(34)	202	(1)	—	167

Net cash provided by (used in) investing activities	(51)	113	(60)	137	139

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	—	41	—	41
— related parties	—	1300	460	(1,760)	—
Principal repayments
— third parties	(54)	(96)	(91)	—	(241)
— related parties	—	(1,187)	(397)	(1,584)	—
Short-term borrowings — net
— third parties	—	97	—	—	97
— related parties	—	(3)	3	—	—
Dividends
— common shareholders	(8)	(90)	(3)	93	(8)
— minority interests	—	—	(2)	—	(2)
Net receipts from Alcan	5	—	—	—	5
Debt issuance costs	(10)	—	—	—	(10)
Proceeds from the exercise of stock options	2	—	—	—	2

Net cash provided by (used in) financing activities	(65)	21	11	(83)	(116)

Net decrease in cash and cash equivalents	(26)	(20)	(10)	—	(56)
Effect of exchange rate changes on cash balances held in foreign currencies	—	2	3	—	5
Cash and cash equivalents — beginning of period	29	55	40	—	124

Cash and cash equivalents — end of period	$3	$37	$33	$—	$73

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

REFERENCES

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries as both Predecessor and Successor unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. References herein to “Alcan” refer to Rio Tinto Alcan Inc.

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, originally filed with the United States Securities and Exchange Commission (SEC) on March 1, 2007, as amended on April 30, 2007.

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the construction and industrial, beverage and food cans, foil products and transportation markets. As of December 31, 2007, we had operations on four continents: North America; South America; Asia and Europe, through 33 operating plants and three research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

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

On June 22, 2007, we issued 2,044,122 additional common shares to AV Aluminum for $44.93 per share resulting in an additional equity contribution of approximately $92 million. This contribution was equal in amount to certain payments made by Novelis related to change in control compensation to certain employees and directors, lender fees and other transaction costs incurred by the Company. As this transaction was approved by Hindalco and the Company and executed subsequent to the Arrangement, the $92 million cash payment is not included in the determination of total consideration.

As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying condensed and consolidated financial statements, the Arrangement was recorded in accordance with Staff Accounting Bulletin (SAB) No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances, which states that purchase transactions that result in an entity becoming substantially wholly-owned establish a new basis of accounting for the purchased assets and liabilities. Accordingly, in the accompanying

December 31, 2007 condensed consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the condensed consolidated financial statements and certain note presentations for the nine months ended December 31, 2007 separate the Company’s presentations into distinct periods to indicate the application of different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through December 31, 2007, labeled “Successor”). The accompanying condensed consolidated financial statements and tables included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) include a black line division when both Predecessor and Successor periods are presented, indicating that the Predecessor and Successor entities are not comparable.

CHANGE IN FISCAL YEAR END

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. This Quarterly Report on Form 10-Q for the period ended December 31, 2007 is our third quarter filing for our new fiscal year ending March 31, 2008, and references to this quarter will be to the third quarter of fiscal 2008. Comparisons will be made to the three months ended December 31, 2006, which will be referred to as the comparable prior year period, the quarter ended December 31, 2006 or the three months ended December 31, 2006.

NOTE REGARDING COMBINED RESULTS OF OPERATIONS AND SELECTED FINANCIAL AND OPERATING INFORMATION DUE TO OUR ACQUISITION BY HINDALCO

As discussed above, the Arrangement created a new basis of accounting. Under generally accepted accounting principles in the United States of America (GAAP), the condensed consolidated financial statements for the nine months ended December 31, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in our MD&A, in order to facilitate an understanding of our results of operations, segment information and liquidity and capital resources for the nine months ended December 31, 2007 in comparison with the nine months ended December 31, 2006, our Predecessor and Successor operating results, segment information and cash flows are presented on a combined basis. The combined operating results, segment information and cash flows are non-GAAP financial measures, do not include any pro forma assumptions or adjustments and should not be used in isolation or substitution of the Predecessor and Successor operating results, segment information or cash flows.

Shown below are combining schedules of (1) shipments and (2) our results of operations for periods allocable to the Successor, Predecessor and the combined presentation for the nine months ended December 31, 2007 that we use throughout our MD&A.

	May 16, 2007	April 1, 2007	Nine Months
	Through	Through	Ended
	December 31, 2007	May 15, 2007	December 31, 2007
	Successor	Predecessor	Combined
Combined Shipments:
Shipments (kt)(A):
Rolled products(B)	1,886	348	2,234
Ingot products(C)	108	15	123

Total shipments	1,994	363	2,357

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil, foundry products in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum.

	May 16, 2007
	Through	April 1, 2007	Nine Months
	December 31,	Through	Ended
	2007	May 15, 2007	December 31, 2007
	Successor	Predecessor	Combined
Combined Results of Operations ($ in millions)
Net sales	$7,103	$1,281	$8,384

Cost of goods sold (exclusive of depreciation and amortization shown below)	6,466	1,205	7,671
Selling, general and administrative expenses	229	95	324
Depreciation and amortization	260	28	288
Research and development expenses	34	6	40
Interest expense and amortization of debt issuance costs — net	128	26	154
(Gain) loss on change in fair value of derivative instruments — net	72	(20)	52
Equity in net (income) loss of non-consolidated affiliates	9	(1)	8
Sale transaction fees	—	32	32
Other (income) expenses — net	(7)	4	(3)

	7,191	1,375	8,566

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(88)	(94)	(182)
Provision (benefit) for taxes on income (loss)	4	4	8

Income (loss) before minority interests’ share	(92)	(98)	(190)
Minority interests’ share	2	1	3

Net income (loss)	$(90)	$(97)	$(187)

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the quarters and nine months ended December 31, 2007 and 2006 are presented briefly below. Each is discussed in further detail throughout our MD&A.

•	Shipments and selected financial information are as follows ($ in millions):

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	Successor	Predecessor	Combined	Predecessor
Shipments (kt):
Rolled products	730	729	2,234	2,219
Ingot products	42	38	123	122

Total shipments	772	767	2,357	2,341

Net sales	$2,735	$2,472	$8,384	$7,530
Net income (loss)	$(49)	$(105)	$(187)	$(201)
Net increase (decrease) in total debt(A)	$3	$(11)	$208	$(92)

(A)	Net increase (decrease) in total debt is measured comparing the period-end amounts of our total outstanding debt (including short-term borrowings) as shown in our condensed consolidated balance sheets. For the three and nine months ended December 31, 2007, the net increase (decrease) in total debt excludes the change in unamortized fair value adjustments recorded as part of the Arrangement.

•	Rolled products shipments during the third quarter ended December 31, 2007 were flat year over year. Increased shipments in South America and Asia were due to increased demand in their local can markets which were offset by reductions in North America and Europe. North America saw continued shipment declines in the automotive, distributor and industrial markets, and Europe experienced minor reductions across several product lines. Year-to-date, rolled product shipments are up in every region except North America primarily as a result of increased demand in their respective regional can markets. Compared to the prior year, the North American demand for rolled products has declined most notably in the industrial and distributor markets partially due to a slowdown in housing construction.

•	London Metal Exchange (LME) pricing for aluminum (metal) was an average of 10.3% and 1.4% lower during the third quarter and nine months ended December 31, 2007, respectively, than the comparable prior year periods. Cash prices have trended down this fiscal year and as of March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007 cash prices per metric tonne were $2,792; $2,686; $2,440 and $2,360, respectively. This trend negatively impacted our fiscal 2008 third quarter and nine month results as described more fully below under Metal Price Lag.

•	During the third quarter of fiscal 2008 and the comparable prior year quarter, we were unable to pass through approximately $45 million and $125 million, respectively, of metal purchase costs associated with sales under contracts with metal price ceilings (described more fully below), for a net favorable comparable impact of approximately $80 million.

During the nine months ended December 31, 2007 and the comparable prior year period, we were unable to pass through approximately $185 million and $380 million, respectively, of metal purchase costs associated with sales under these contracts, for a net favorable comparable impact of approximately $195 million.

Net sales for the third quarter and nine months ended December 31, 2007 were also favorably impacted by $76 million and $205 million, respectively, related to the accretion of fair value reserves associated with these contracts, as discussed more fully below under Metal Price Ceilings.

•	Compared to the nine months ended December 31, 2006, net loss for the nine months ended December 31, 2007 was impacted by the following pre-tax items associated with or triggered by the Arrangement: (1) $43 million of incremental stock compensation expense, (2) $32 million of sale transaction fees and (3) $18 million of incremental income associated with push-down accounting and the preliminary allocation of purchase price.

•	During the third quarter of fiscal 2008 and on a year-to-date basis, our total debt increased by $3 million and $208 million (excluding unamortized fair value adjustments recorded as part of the acquisition by Hindalco), respectively. The year-to-date increase in debt was driven primarily by our need to fund additional working capital requirements as well as certain costs associated with or triggered by the Arrangement that were in excess of the additional $92 million of equity contributed by Hindalco.

•	As described more fully in Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements, the consideration paid by Hindalco to acquire Novelis has been pushed down to us and allocated to the assets acquired and liabilities assumed based on our estimates of fair value, using methodologies and assumptions that we believe are reasonable. This allocation of fair value results in additional charges or income to our post-acquisition consolidated statements of operations. A summary of the pre-tax impacts of these items on pre-tax income and Segment Income for the third quarter and nine months ended December 31, 2007 is shown below (in millions).

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2007		2007
	Increase (Decrease) to:		Increase (Decrease) to:
	Pre-Tax	Segment	Pre-Tax	Segment
	Income	Income(A)	Income	Income(A)

Metal price ceiling contracts	$76	$76	$205	$205
Other favorable/unfavorable contracts	(2)	(2)	(5)	(5)
Depreciation and amortization	(48)	—	(113)	—
In-process research and development	—	—	(9)	(9)
Inventory	—	—	(35)	(35)
Equity investments	(15)	—	(26)	—
Fair value of debt	(3)	—	1	—

Total impact	$8	$74	$18	$156

(A)	We use Segment Income to measure the profitability and financial performance of our operating segments, as discussed below in OPERATING SEGMENT REVIEW.

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

Metal Price Ceilings

Sales contracts representing approximately 10% of our total shipments for both the quarter and nine months ended December 31, 2007 and 20% for both of the comparable prior year periods, provide for a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. This negatively impacts our margins when the price we pay for metal is above the ceiling price contained in these contracts. During the quarter ended December 31, 2007 and the comparable prior year period, we were unable to pass through approximately $45 million and $125 million, respectively, of metal purchase costs associated with sales under these contracts. During the nine months ended December 31, 2007 and the comparable prior year period, we were unable to pass through approximately $185 million and $380 million, respectively, of metal purchase costs associated with sales under these contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

Based on a December 31, 2007 aluminum price of $2,360 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $38 — $40 million for the remainder of fiscal 2008 and $240 — $260 million in the aggregate thereafter.

In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into Net sales over the remaining lives of the underlying contracts, and this accretion does not impact future cash flows. We recorded total accretion of $205 million during the period from May 16, 2007 through December 31, 2007, $76 million of which was recorded during the quarter ended December 31, 2007.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase futures, call options and/or synthetic call options on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. We currently purchase forward derivative instruments to hedge our exposure to further metal price increases.

Metal Price Lag

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference between the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices our earnings benefit from this timing difference while the opposite is true in periods of declining prices, and we refer to this timing difference as metal price lag. Metal price lag negatively impacted the quarter ended December 31, 2007 by approximately $9 million and benefited the comparable prior year period by approximately $27 million, for a net unfavorable impact of $36 million. For the nine months ended December 31, 2007, metal price lag negatively impacted our results by $56 million and favorably impacted the comparable prior year period by approximately $67 million, for a net unfavorable impact of $121 million. These amounts are reported herein without regard to the effects of any derivative instruments we purchased to offset this risk as described below.

Generally, and in the short-term, metal price lag impacts cash flows negatively in periods of rising metal prices due primarily to inventory processing time, while the opposite is true in periods of declining prices.

Certain of our sales contracts, most notably in Europe, contain fixed metal prices for periods of time such as four to thirty-six months. In some cases, this can result in a negative (positive) impact on sales, compared to current prices, as metal prices increase (decrease) because the prices are fixed at historical levels. The positive or negative impact on sales under these contracts has not been included in the metal price lag effect quantified above, as we enter into forward metal purchases simultaneous with the sales contracts thereby eliminating the exposure to changing metal prices on sales under these contracts. For general metal price lag exposure described in the preceding paragraphs, we sell short-term LME forward contracts to help mitigate the exposure, although exact offset hedging is not achieved.

The sales and Segment Income impacts of the above mentioned items are described more fully in the Operations and Segment Review where appropriate.

For accounting purposes, we do not treat all derivative instruments as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. For example, we do not treat the derivative instruments purchased to mitigate the risks discussed above under metal price ceilings and metal price lag as hedges under FASB No. 133. In those cases, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further earnings volatility as a result. In the accompanying condensed consolidated statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in (Gain) loss on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

Internal Controls

We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and continue to report as of December 31, 2007, that we have a material weakness in our internal control over financial reporting as we did not maintain effective controls over accounting for income taxes. See Item 4. Controls and Procedures.

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

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters. On November 8, 2006, we executed a settlement agreement with Alcan resolving the working capital and cash balance adjustments to our opening balance sheet and issues relating to the transfer of U.S. pension assets and liabilities from Alcan to Novelis. In October 2007, we completed the transfer of U.K. plan assets and liabilities. As of December 31, 2007, there remained an outstanding matter related to pension plans in Canada for those employees who elected to transfer their past service to Novelis. We expect the transfer of pension assets and liabilities in Canada will take place by June 30, 2008, and we expect that the plan assets transferred will approximate the liabilities assumed. To the extent that differences between transferred plan assets and liabilities exist, we will record the adjustments to goodwill.

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

OPERATIONS AND SEGMENT REVIEW

The following tables present our shipments, our results of operations, prices for aluminum, oil and natural gas and key currency exchange rates for the quarters and nine months ended December 31, 2007 and 2006, and the changes from period to period.

				Nine Months
	Quarter Ended			Ended
	December 31,		Percent	December 31,		Percent
	2007	2006	Change	2007	2006	Change
	Successor	Predecessor		Combined	Predecessor
Shipments (kt):
Rolled products, including tolling (the conversion of customer-owned metal)	730	729	0.1%	2,234	2,219	0.7%
Ingot products, including primary and secondary ingot and recyclable aluminum	42	38	10.5%	123	122	0.8%

Total shipments	772	767	0.7%	2,357	2,341	0.7%

	Quarter Ended			Nine Months Ended
	December 31,		Percent	December 31,		Percent
	2007	2006	Change	2007	2006	Change
	Successor	Predecessor		Combined	Predecessor
Results of Operations ($ in millions)
Net sales	$2,735	$2,472	10.6%	$8,384	$7,530	11.3%

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,475	2,386	3.7%	7,671	7,182	6.8%
Selling, general and administrative expenses	99	117	(15.4)%	324	318	1.9%
Depreciation and amortization	105	59	78.0%	288	175	64.6%
Research and development expenses	11	11	—%	40	31	29.0%
Interest expense and amortization of debt issuance costs — net	47	57	(17.5)%	154	158	(2.5)%
(Gain) loss on change in fair value of derivatives — net	50	(5)	(1,100.0)%	52	(9)	(677.8)%
Equity in net (income) loss of non-consolidated affiliates	4	(4)	(200.0)%	8	(13)	(161.5)%
Sale transaction fees	—	—	—%	32	—	n.m.
Other (income) expenses — net	(11)	(9)	22.2%	(3)	(6)	(50.0)%

	2,780	2,612	6.4%	8,566	7,836	9.3%

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(45)	(140)	(67.9)%	(182)	(306)	(40.5)%
Provision (benefit) for taxes on income (loss)	4	(34)	(111.8)%	8	(106)	(107.5)%

Income (loss) before minority interests’ share	(49)	(106)	(53.8)%	(190)	(200)	(5.0)%
Minority interests’ share	—	1	(100.0)%	3	(1)	(400.0)%

Net income (loss)	$(49)	$(105)	(53.3)%	$(187)	$(201)	(7.0)%

n.m. — not meaningful

	Quarter Ended			Nine Months Ended
	December 31,		Percent	December 31,		Percent
	2007	2006	Change	2007	2006	Change
	Successor	Predecessor		Combined	Predecessor
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of period	$2,360	$2,850	(17.2)%	$2,360	$2,850	(17.2)%
Average cash price during the period	$2,444	$2,724	(10.3)%	$2,584	$2,620	(1.4)%

				Nine Months
	Quarter Ended		U.S. Dollar	Ended		U.S. Dollar
	December 31,		Strengthen/	December 31,		Strengthen/
	2007	2006	(Weaken)	2007	2006	(Weaken)
	Successor	Predecessor		Combined	Predecessor
Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per Euro	1.459	1.308	(11.5)%	1.400	1.286	(8.9)%
Brazilian real per U.S. dollar	1.766	2.145	(17.7)%	1.873	2.164	(13.4)%
South Korean won per U.S. dollar	920	934	(1.5)%	924	944	(2.1)%
Canadian dollar per U.S. dollar	0.979	1.143	(14.3)%	1.033	1.124	(8.1)%

	Quarter Ended			Nine Months Ended
	December 31,		Percent	December 31,		Percent
	2007	2006	Change	2007	2006	Change
	Successor	Predecessor		Combined	Predecessor
New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude
Average settlement price (per barrel)	$88.60	$59.84	48.1%	$73.81	$66.21	11.5%
Natural Gas
Average Henry Hub contract settlement price (per MMBTU)(A)	$6.97	$6.56	6.3%	$6.89	$6.64	3.8%

(A)	One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2007 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2006

Shipments

Rolled products shipments increased in Asia and South America due to increased demand in their respective can markets. These increases were offset by reductions in Europe and in North America. North America experienced shipment declines in the automotive, distributor and industrial markets, and Europe experienced minor reductions across several product lines.

Net sales

Net sales for the quarter ended December 31, 2007 increased from the comparable prior year period due primarily to improved pricing, lower exposure to metal price ceilings, accretion of contract fair value reserves and a strengthening euro. This increase was partially offset by lower average LME prices.

Net sales for the third quarter of fiscal 2008 were adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $45 million of metal purchase costs. In comparison, we were unable to pass through approximately $125 million of metal purchase costs in the comparable prior year period, for a net favorable impact of approximately $80 million. North America net sales were also favorably impacted by $76 million related to the accretion of the contract fair value reserves, discussed above in Metal Price Ceilings.

Costs and Expenses

The following table presents our costs and expenses for the quarters ended December 31, 2007 and 2006, in U.S. dollars and expressed as percentages of net sales.

	Quarter Ended December 31,
	2007		2006
		% of		% of
	$ in Millions	Net Sales	$ in Millions	Net Sales
	Successor		Predecessor
Cost of goods sold (exclusive of depreciation and amortization shown below)	$2,475	90.5%	$2,386	96.5%
Selling, general and administrative expenses	99	3.6%	117	4.7%
Depreciation and amortization	105	3.8%	59	2.4%
Research and development expenses	11	0.4%	11	0.4%
Interest expense and amortization of debt issuance costs — net	47	1.7%	57	2.3%
(Gain) loss on change in fair value of derivative instruments — net	50	1.8%	(5)	(0.2)%
Equity in net income (loss) of non-consolidated affiliates	4	0.1%	(4)	(0.2)%
Other (income) expenses — net	(11)	(0.4)%	(9)	(0.4)%

	$2,780	101.6%	$2,612	105.7%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and as a percentage of net sales, cost of goods sold was adversely impacted in both periods due to price ceilings on certain can contracts, as discussed above; however, the current year quarter benefited from less volume sold under these contracts, as well as the accretion of the contract fair value reserves. As a percentage of net sales, cost of goods sold also improved as a result of pricing improvements across all of the regions, partially offset by certain operational cost increases.

Selling, general and administrative expenses (SG&A).  SG&A decreased primarily as a result of corporate costs which were approximately $22 million lower. Corporate cost reductions were driven primarily by reduced spending on third party consultants at our corporate headquarters and lower long-term incentive compensation.

Depreciation and amortization.  As a result of the Arrangement, as of May 15, 2007, we recorded increases in the basis to our property, plant and equipment and intangible assets. This results in higher post-acquisition depreciation and amortization and explains the increase shown above.

Interest expense and amortization of debt issuance costs — net.  Interest expense declined primarily due to penalty interest incurred in the prior year as a result of our delayed filings and due to the write-off of a backstop commitment fee in the prior year.

Other (income) expenses — net.  The reconciliation of the difference between the quarters is shown below (in millions):

Other
(Income)
Expenses — Net

Other (income) expenses — net for the quarter ended December 31, 2006 (Predecessor)	$(9)
Exchange gains of $12 million in fiscal 2008 compared to losses of $7 million in 2006	(19)
Restructuring charges — net of $1 million in fiscal 2008 compared to $6 million in 2006	(5)
Gain on sale of equity interest in non-consolidated affiliate in 2006 only	15
Gain on sale of rights to develop and operate hydroelectric power plants in 2006 only	11
Losses on disposals of property, plant and equipment — net in 2006 only	(4)

Other (income) expenses — net for the quarter ended December 31, 2007 (Successor)	$(11)

Provision (benefit) for taxes on income (loss)

For the three months ended December 31, 2007, we recorded a $4 million provision for taxes on our pre-tax loss of $41 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (10)%. Our effective tax rate is greater than the benefit at the Canadian statutory rate due primarily to (1) a $32 million benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences, partially offset by (2) $18 million of exchange remeasurement of deferred income taxes, (3) $14 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect and (4) a $14 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.

For the three months ended December 31, 2006, we recorded a $34 million benefit for taxes on our pre-tax loss of $144 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 24%. Our effective tax rate is less than the benefit at the Canadian statutory rate due primarily to (1) a $21 million benefit for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $29 million increase in valuation allowances related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) an $18 million expense from expense/income items with no tax effect — net and (4) a $19 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions.

OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED DECEMBER 31, 2007 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2006

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

Reconciliation

The following table presents Segment Income (Loss) by operating segment and reconciles Total Segment Income to Net income (loss) (in millions).

	Quarter Ended
	December 31,
	2007	2006
	Successor	Predecessor
Segment Income (Loss)
North America	$83	$(42)
Europe	45	43
Asia	10	14
South America	34	44

Total Segment Income	172	59
Interest expense and amortization of debt issuance costs — net	(47)	(57)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(24)	(16)
Realized gains (losses) on corporate derivative instruments — net	2	(35)
Depreciation and amortization	(105)	(59)
Minority interests’ share	—	1
Adjustment to eliminate proportional consolidation(B)	(18)	(9)
Restructuring charges — net	(1)	(6)
Gains or (losses) on disposal of property, plant, and equipment — net	—	(4)
Corporate selling, general and administrative expenses	(17)	(39)
Other costs — net(C)	(7)	26
Benefit (provision) for taxes on income (loss)	(4)	34

Net income (loss)	$(49)	$(105)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period.

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 7 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

(C)	Other costs — net includes a gain on sale of equity interest in non-consolidated affiliates and gains on sale of rights to develop and operate hydroelectric power plants, recognized in the three months ended December 31, 2006 (see Note 15 — Other (Income) Expenses — net).

OPERATING SEGMENT RESULTS

North America

As of December 31, 2007, North America manufactured aluminum sheet and light gauge products through 10 aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America ($ in millions).

	Quarter Ended
	December 31,		Percent
	2007	2006	Change
	Successor	Predecessor
Shipments (kt):
Rolled products	269	273	(1.5)%
Ingot products	13	14	(7.1)%

Total shipments	282	287	(1.7)%

Net sales	$995	$850	17.1%
Segment Income (Loss)	$83	$(42)	(297.6)%
Total assets	$3,847	$1,476	160.6%

Shipments

Rolled products shipments declined primarily due to reduced distributor and industrial demand. Distributors are reducing purchases primarily due to a slowdown in the housing market.

Net sales

Net sales increased primarily as a result of reduced exposure to contracts with price ceilings and unfavorable contract fair value accretion as discussed above in Metal Price Ceilings. During the third quarter of fiscal 2008, we were unable to pass through approximately $45 million of metal purchase costs. During the comparable prior year period, we were unable to pass through approximately $125 million of metal purchase costs, for a net favorable comparable impact of approximately $80 million. The third quarter of fiscal 2008 was also favorably impacted by $76 million related to the accretion of the contract fair value reserves, as discussed in Metal Price Ceilings, as well as higher selling prices. These positive impacts were partially offset by lower volume and lower average LME.

Segment Income

As compared to the quarter ended December 31, 2006, Segment Income for the third quarter of fiscal 2008 was favorably impacted by $80 million as a result of the impact of the price ceilings ($156 million including the accretion of the contract fair value reserves), described above. Segment Income was also positively impacted by higher selling prices of approximately $14 million. These and other smaller positive factors were partially offset by lower realized gains related to the cash settlement of derivatives of approximately $36 million and metal price lag of $13 million.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased North America assets by approximately $2.5 billion as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements.

Europe

As of December 31, 2007, our European segment provided European markets with value-added sheet and light gauge products through 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

The following table presents key financial and operating information for Europe ($ in millions).

	Quarter Ended
	December 31,		Percent
	2007	2006	Change
	Successor	Predecessor
Shipments (kt):
Rolled products	244	258	(5.4)%
Ingot products	13	3	333.3%

Total shipments	257	261	(1.5)%

Net sales	$1,010	$932	8.4%
Segment Income	$45	$43	4.7%
Total assets	$4,235	$2,474	71.2%

Shipments

Rolled products shipments increases in can-end and food can stock were more than offset by slight reductions in all other product lines. Ingot products increased primarily as a result of increased scrap sales.

Net sales

Net sales increased primarily as a result of the euro strengthening against the U.S. dollar and higher selling prices. These factors contributed approximately $49 million and $17 million, respectively, to net sales in the third quarter of fiscal 2008 when compared to the comparable prior year period. Reduced tolling and LME timing differences on certain contracts also increased sales as compared to the prior year.

Segment Income

Segment Income was favorably impacted in fiscal 2008 primarily by improved pricing and lower operating costs. These factors improved Segment Income in the third quarter of fiscal 2008 by approximately $17 million and $10 million, respectively, as compared to the prior year. These positive factors were offset by metal price lag of $23 million. Changes in realized gains from derivatives were slightly more than offset by exchange impacts as compared to the prior year.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased Europe assets by approximately $1.8 billion as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements.

Asia

As of December 31, 2007, Asia operated three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage and food can end-use applications. The following table presents key financial and operating information for Asia ($ in millions).

	Quarter Ended
	December 31,		Percent
	2007	2006	Change
	Successor	Predecessor
Shipments (kt):
Rolled products	134	124	8.1%
Ingot products	9	13	(30.8)%

Total shipments	143	137	4.4%

Net sales	$483	$457	5.7%
Segment Income	$10	$14	(28.6)%
Total assets	$1,078	$1,078	—%

Shipments

Rolled products shipments increased primarily due to higher sales in the can market. Shipments into other markets were comparable between periods.

Net sales

Net sales increased primarily as a result of higher volume offset partially by lower average LME.

Segment Income

Segment Income increased by approximately $8 million due to volume, price and mix. However, this was more than offset by the negative impact of the strengthening Korean won and higher realized losses on the cash settlement of derivatives.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased Asia assets by approximately $21 million as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements.

South America

As of December 31, 2007, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating information for South America ($ in millions).

	Quarter Ended
	December 31,		Percent
	2007	2006	Change
	Successor	Predecessor
Shipments (kt):
Rolled products	83	74	12.2%
Ingot products	6	8	(25.0)%

Total shipments	89	82	8.5%

Net sales	$247	$237	4.2%
Segment Income	$34	$44	(22.7)%
Total assets	$1,456	$821	77.3%

Shipments

Rolled products shipments increased during the third quarter of fiscal 2008 over the comparable prior year period primarily due to an increase in can shipments driven by strong market demand. This was slightly offset by reductions in shipments in the industrial products markets.

Net sales

Net sales increased primarily as a result of higher shipments and improved pricing, offset partially by lower average LME.

Segment Income

Segment Income was favorably impacted during the third quarter of fiscal 2008 primarily due to higher selling prices, and higher realized gains from derivative settlements. These factors improved Segment Income in the third quarter of fiscal 2008 by approximately $10 million and $9 million, respectively, as compared to the prior year period. These positive factors were more than offset by the strengthening of the Brazilian real, which reduced Segment Income by $15 million, unfavorable metal price lag of $13 million and lower LME which negatively impacts this region due to its smelter operations.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased South America assets by approximately $600 million as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying condensed and consolidated financial statements.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 (ON A COMBINED NON-GAAP BASIS) COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2006

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the nine months ended December 31, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our results of operations for the nine months ended December 31, 2007 in comparison with the nine months ended December 31, 2006, our Predecessor and Successor results are presented herein on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.

Shipments

Compared to the prior year, rolled products shipments increased on a year to date basis in all regions except North America primarily as a result of increased demand in their respective regional can markets.

Compared to the prior year, North American demand for rolled products has declined across all product groups, most notably in the industrial and distributor markets, partially due to a slowdown in housing construction.

Net sales

Higher net sales in the nine months ended December 31, 2007 resulted primarily from (1) lower exposure to contracts with price ceilings (discussed below) in North America, (2) improved pricing and (3) a strengthening euro against the U.S. dollar. The positive impact of increased volume in Europe, South America and Asia was almost entirely offset by the decrease in volume in North America. While average LME prices were down year-over-year, the effect on sales was relatively flat due to the timing of certain contracts priced in prior periods.

Net sales for the nine months ended December 31, 2007 were adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $185 million of metal purchase costs. In comparison, we were unable to pass through approximately $380 million of metal purchase costs in the comparable prior year period, for a net favorable impact of approximately $195 million. In addition, North America net sales were favorably impacted by $205 million related to the accretion of the unfavorable contract fair value reserves, discussed previously in Metal Price Ceilings.

Costs and expenses

The following table presents our costs and expenses for the nine months ended December 31, 2007 and 2006, in U.S. dollars and expressed as percentages of net sales.

	Nine Months Ended December 31,
	2007		2006
		% of		% of
	$ in Millions	Net Sales	$ in Millions	Net Sales
	Combined		Predecessor

Cost of goods sold (exclusive of depreciation and amortization shown below)	$7,671	91.5%	$7,182	95.4%
Selling, general and administrative expenses	324	3.9%	318	4.2%
Depreciation and amortization	288	3.4%	175	2.3%
Research and development expenses	40	0.5%	31	0.4%
Interest expense and amortization of debt issuance costs — net	154	1.8%	158	2.1%
(Gain) loss on change in fair value of derivative instruments — net	52	0.6%	(9)	(0.1)%
Equity in net income (loss) of non-consolidated affiliates	8	0.1%	(13)	(0.1)%
Sale transaction fees	32	0.4%	—	—%
Other (income) expenses — net	(3)	(0.0)%	(6)	(0.1)%

	$8,566	102.2%	$7,836	104.1%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and as a percentage of net sales, cost of goods sold was adversely impacted in both periods due to price ceilings on certain can contracts, as discussed above; however, the current year period benefited from less volume sold under these contracts, as well as the accretion of the unfavorable contract fair value reserves. As a percentage of net sales, cost of goods sold also improved as a result of pricing improvements across all of the regions, partially offset by certain operational cost increases.

Selling, general and administrative expenses.  Compared to the nine months ended December 31, 2006, SG&A for the nine months ended December 31, 2007 increased primarily as a result of $34 million of incremental long-term incentive compensation expense, most of which was triggered by the Arrangement, and a strengthening euro. These increases were partially offset by lower corporate costs. Corporate costs (excluding long-term incentive compensation of $12 million included in the $34 million described above) were $37 million lower in the current year to date period primarily as a result of $10 million of severance recorded in the prior year to date period for certain former executives and a $17 million reduction in legal and professional fees (primarily associated with the use of third party consultants to assist with our financial reporting requirements in the prior year to date period).

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

Other income (expenses).  The reconciliation of the difference between the nine months ended December 31, 2007 and 2006 is shown below (in millions):

Other
(Income)
Expenses — Net

Other (income) expenses — net for the nine months ended December 31, 2006 (Predecessor)	$(6)
Exchange losses of $1 million in fiscal 2008 compared to gains of $3 million in 2006	4
Restructuring charges — net of $3 million in fiscal 2008 compared to $18 million in 2006	(15)
Gain on sale of equity interest in non-consolidated affiliate in 2006 only	15
Gain on sale of rights to develop and operate hydroelectric power plants in 2006 only	11
Losses on disposals of property, plant and equipment — net in 2006 only	(6)
Other — net	(6)

Other (income) expenses — net for the nine months ended December 31, 2007 (Successor)	$(3)

Provision (benefit) for taxes on income (loss)

For the nine months ended December 31, 2007, we recorded an $8 million provision for taxes on our pre-tax loss of $174 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (5)%. Our effective tax rate is greater than the benefit at the Canadian statutory rate due primarily to (1) $84 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) exchange remeasurement of deferred income taxes of $28 million, (3) a $67 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $101 million benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences and (5) a $30 million benefit from expense/income items with no tax effect — net.

For the nine months ended December 31, 2006, we recorded a $106 million benefit for taxes on our pre-tax loss of $319 million, before our equity in net income of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 33%. While our effective tax rate is equal to the Canadian statutory rate, the following items represent the significant components of offsetting permanent and timing differences: (1) a $59 million benefit from differences between the Canadian statutory and foreign effective tax rates resulting from the application of an annual effective tax rate to profit and loss entities in different jurisdictions, mostly offset by (2) a $38 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (3) a $10 million expense from expense/income items with no tax effect — net.

OPERATING SEGMENT REVIEW FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 (ON A COMBINED NON-GAAP BASIS) COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2006

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the nine months ended December 31, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our segment information for the nine months ended December 31, 2007 in comparison with the nine months ended December 31, 2006, our Predecessor and Successor segment information is presented herein on a combined basis. The combined segment items are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor segment information.

Net sales

Shown below is the schedule of Net sales by operating segment for periods allocable to the Successor, Predecessor and the combined presentation for the nine months ended December 31, 2007 that we use throughout MD&A (in millions).

	May 16, 2007	April 1, 2007	Nine Months
	Through	Through	Ended
	December 31,	May 15,	December 31,
	2007	2007	2007
	Successor	Predecessor	Combined
Combined Net sales by Operating Segment:
North America	$2,619	$446	$3,065
Europe	2,695	510	3,205
Asia	1,167	216	1,383
South America	622	109	731

Total Net sales	$7,103	$1,281	$8,384

Segment Income

Shown below is the schedule of our reconciliation from Total Segment Income to Net income (loss) by operating segment for periods allocable to the Successor, Predecessor and the combined presentation for the nine months ended December 31, 2007 that we use throughout MD&A (in millions).

	May 16, 2007	April 1, 2007	Nine Months
	Through	Through	Ended
	December 31,	May 15,	December 31,
	2007	2007	2007
	Successor	Predecessor	Combined
Combined Results by Operating Segment:
Segment Income (Loss)
North America	$195	$(24)	$171
Europe	155	32	187
Asia	26	6	32
South America	100	18	118

Total Segment Income	476	32	508
Interest expense and amortization of debt issuance costs — net	(128)	(26)	(154)
Unrealized gains (losses) on change in fair value of derivative instruments — net	(126)	5	(121)
Realized gains (losses) on corporate derivative instruments — net	39	(3)	36
Depreciation and amortization	(260)	(28)	(288)
Minority interests’ share	2	1	3
Adjustment to eliminate proportional consolidation	(44)	(7)	(51)
Restructuring charges — net	(2)	(1)	(3)
Corporate selling, general and administrative expenses	(41)	(35)	(76)
Other costs — net	(2)	1	(1)
Sale transaction fees	—	(32)	(32)
Benefit (provision) for taxes on income (loss)	(4)	(4)	(8)

Net income (loss)	$(90)	$(97)	$(187)

Reconciliation

The following table presents Segment Income by operating segment and reconciles Total Segment Income to Net income (loss) (in millions).

	Nine Months Ended
	December 31,
	2007	2006
	Combined	Predecessor

Segment Income (Loss)
North America	$171	$(37)
Europe	187	191
Asia	32	56
South America	118	125

Total Segment Income	508	335
Interest expense and amortization of debt issuance costs — net	(154)	(158)
Unrealized losses on change in fair value of derivative instruments — net	(121)	(151)
Realized gains (losses) on corporate derivative instruments — net	36	(35)
Depreciation and amortization	(288)	(175)
Minority interests’ share	3	(1)
Adjustment to eliminate proportional consolidation	(51)	(27)
Restructuring charges — net	(3)	(18)
Gains (losses) on disposal of property, plant, and equipment — net	—	(6)
Corporate selling, general and administrative expenses	(76)	(101)
Other costs — net	(1)	30
Sale transaction fees	(32)	—
Benefit (provision) for taxes on income (loss)	(8)	106

Net income (loss)	$(187)	$(201)

OPERATING SEGMENT RESULTS

North America

The following table presents key financial and operating information for North America ($ in millions).

	Nine Months Ended
	December 31,
	2007	2006	Change
	Combined	Predecessor

Shipments (kt):
Rolled products	826	867	(4.7)%
Ingot products	46	56	(17.9)%

Total shipments	872	923	(5.5)%

Net sales	$3,065	$2,796	9.6%
Segment Income (Loss)	$171	$(37)	(562.2)%

Shipments

Rolled products shipments declined due to reduced distributor and industrial demand and lower can volumes. Distributor and industrial demand has declined primarily due to a slowdown in the housing market. Ingot product shipments declined during the nine months ended December 31, 2007 due to lower scrap sales and improved internal use of primary ingot, excess amounts of which were sold to third parties in the nine months ended December 31, 2006.

Net sales

Net sales increased primarily as a result of reduced exposure to contracts with price ceilings and unfavorable contract fair value accretion as discussed above in Metal Price Ceilings. During the first nine months ended December 31, 2007, we were unable to pass through approximately $185 million of metal purchase costs. During the comparable prior year period, we were unable to pass through approximately $380 million of metal purchase costs, for a net favorable comparable impact of approximately $195 million. The first nine months of fiscal 2008 were also favorably impacted by $205 million related to the accretion of the contract fair value reserves, as discussed in Metal Price Ceilings. These factors were partially offset by approximately $160 million due to lower average LME. In addition, price increases were largely offset by a reduction in volume and unfavorable mix changes.

Segment Income (Loss)

As compared to the nine months ended December 31, 2006, Segment Income for the nine months ended December 31, 2007 was favorably impacted by $195 million as a result of the impact of the price ceilings ($400 million including the accretion of the contract fair value reserves), described above. Segment Income was also positively impacted by approximately $43 million due to higher selling prices. These positive factors were partially offset by (1) the negative impact of metal price lag which unfavorably impacted Segment Income by $55 million as compared to the nine months ended December 31, 2006, (2) lower realized gains related to the cash settlement of derivatives of approximately $109 million, (3) lower volume which negatively impacted Segment Income by approximately $26 million, (4) higher operating expense of approximately $20 million, (5) incremental stock compensation expense of $11 million as a result of the Arrangement and (6) $20 million of additional expenses associated with fair value adjustments recorded as a result of the Arrangement.

Europe

The following table presents key financial and operating information for Europe ($ in millions).

	Nine Months Ended
	December 31,		Percent
	2007	2006	Change
	Combined	Predecessor

Shipments (kt):
Rolled products	803	789	1.8%
Ingot products	25	10	150.0%

Total shipments	828	799	3.6%

Net sales	$3,205	$2,794	14.7%
Segment Income	$187	$191	(2.1)%

Shipments

Rolled products shipments increased approximately 29kt in the can market. This was partially offset by reductions in the distributor and general purpose markets. Shipments into other markets were comparable between periods. Ingot product shipments have increased as a result of higher scrap sales.

Net sales

Net sales increased primarily as a result of (1) incremental volume, (2) a strengthening euro against the U.S. dollar and (3) higher selling prices. These factors contributed approximately (1) $90 million, (2) $112 million and (3) $37 million, respectively. While average LME was lower year over year, net sales increased from contracts priced in prior periods. This contributed approximately $120 million as compared to the prior year.

This did not deliver any Segment Income increase as the metal costs were hedged at prior period prices (which were comparably higher).

Segment Income

Segment Income was favorably impacted in fiscal 2008 primarily by higher prices, increased volume and currency benefits. These factors improved Segment Income in the nine months ended December 31, 2007 by approximately $37 million, $13 million and $17 million, respectively, versus the comparable prior year period. However, these positive factors were more than offset by unfavorable metal price lag, share-based compensation expense and expenses associated with fair value adjustments recorded as a result of the Arrangement. These factors reduced Segment Income in the nine months ended December 31, 2007 by approximately (1) $55 million, (2) $6 million and (3) $10 million, respectively, on a comparable basis.

Asia

The following table presents key financial and operating information for Asia ($ in millions).

	Nine Months Ended
	December 31,		Percent
	2007	2006	Change
	Combined	Predecessor

Shipments (kt):
Rolled products	368	353	4.2%
Ingot products	31	35	(11.4)%

Total shipments	399	388	2.8%

Net sales	$1,383	$1,298	6.5%
Segment Income	$32	$56	(42.9)%

Shipments

Rolled products shipments increased approximately 25kt in the can market due to increased demand. This increase was partially offset by a decline of shipments in the industrial and light gauge markets as a result of continued price pressure from Chinese exports, driven by the difference in aluminum metal prices on the Shanghai Foreign Exchange and the LME.

Net sales

Net sales increased approximately $70 million as a result of increased volume. Sales also increased slightly from contracts priced in prior periods. This did not deliver any Segment Income increase as the metal costs were hedged at prior period prices (which were comparably higher).

Segment Income

Segment income benefited approximately $6 million from increased volume, however this was more than offset by operational cost increases of approximately $13 million. In addition, Segment Income was negatively impacted by several smaller items such as higher realized losses on derivatives, currency, and expenses associated with fair value adjustments recorded as a result of the Arrangement which aggregated approximately $17 million.

South America

The following table presents key financial and operating information for South America ($ in millions).

	Nine Months Ended
	December 31,		Percent
	2007	2006	Change
	Combined	Predecessor

Shipments (kt):
Rolled products	237	210	12.9%
Ingot products	20	21	(4.8)%

Total shipments	257	231	11.3%

Net sales	$731	$654	11.8%
Segment Income	$118	$125	(5.6)%

Shipments

Rolled products shipments increased during the nine months ended December 31, 2007 over the comparable prior year period primarily due to an increase in can shipments driven by strong market demand. This was slightly offset by reductions in shipments in the industrial products markets.

Net sales

Net sales increased primarily as a result of higher shipments and increased LME prices.

Segment Income

Segment Income during the nine months ended December 31, 2007 was favorably impacted primarily by (1) increased shipments described above, (2) higher selling prices, (3) higher realized gains on the cash settlement of derivatives, and (4) favorable social tax reserve adjustments. These factors improved Segment Income in the nine months ended December 31, 2007 by approximately (1) $14 million, (2) $39 million, (3) $27 million and (4) $6 million respectively. These positive factors were more than offset by (1) metal price lag, (2) the strengthening of the Brazilian real, (3) higher operating costs and (4) incremental expenses associated with fair value adjustments recorded as a result of the Arrangement. These factors reduced Segment Income by $15 million, $42 million, $19 million and $9 million, respectively, as compared to the prior year. Mix and lower LME also had a slight negative impact on Segment Income as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the nine months ended December 31, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our liquidity and capital resources as of and for the nine months ended December 31, 2007 in comparison with the nine months ended December 31, 2006, our Predecessor and Successor cash flows are presented herein on a combined basis. The combined cash flows are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor cash flows.

Shown below is a condensed combining schedule of cash flows for periods allocable to the Successor, Predecessor and the combined presentation for the nine months ended December 31, 2007 that we use throughout our discussion of liquidity and capital resources.

	May 16, 2007	April 1, 2007	Nine
	Through	Through	Months Ended
	December 31, 2007	May 15, 2007	December 31, 2007
	Successor	Predecessor	Combined
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$31	$(230)	$(199)

INVESTING ACTIVITIES
Capital expenditures	(120)	(17)	(137)
Proceeds from sales of assets	4	—	4
Changes to investment in and advances to non-consolidated affiliates	5	1	6
Proceeds from loans receivable — net — related parties	12	—	12
Net proceeds from settlement of derivative instruments	56	18	74

Net cash provided by (used in) investing activities	(43)	2	(41)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Proceeds from issuance of debt	1,100	150	1,250
Principal repayments	(1,005)	(1)	(1,006)
Short-term borrowings — net	(103)	60	(43)
Dividends — minority interests	(1)	(7)	(8)
Debt issuance costs	(37)	(2)	(39)
Proceeds from the exercise of stock options	—	1	1

Net cash provided by (used in) financing activities	46	201	247

Net increase (decrease) in cash and cash equivalents	34	(27)	7
Effect of exchange rate changes on cash balances held in foreign currencies	(3)	1	(2)
Cash and cash equivalents — beginning of period	102	128	230

Cash and cash equivalents — end of period	$133	$102	$235

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

In our discussion of Metal Price Ceilings, we have disclosed that certain of our sales contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer, unless adjusted. During the nine months ended December 31, 2007 and the comparable prior year period, we were unable to pass through approximately $185 million and $380 million, respectively, of metal purchase costs associated with sales under these contracts. Net cash provided by operating activities is negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments and offset partially by reduced income taxes. Based on a December 31, 2007 aluminum price of $2,360 per tonne, and our estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $38 — $40 million for the remainder of fiscal 2008 and $240 — $260 million in the aggregate thereafter.

As a result of our acquisition by Hindalco, we established reserves totaling $655 million as of May 15, 2007 representing the fair value of these contracts, and these reserves are being accreted into Net sales over the remaining lives of the contracts in a manner consistent with the forecast used to determine the fair value of the reserves. This accretion does not impact cash flow.

The following tables show the reconciliation from Net cash used in (provided by) operating activities to Free cash flow, the ending balances of cash and cash equivalents and the change between periods ($ in millions).

	Nine Months Ended
	December 31,
	2007	2006	Change
	Combined	Predecessor

Net cash used in (provided by) operating activities	$(199)	$(79)	$(120)
Dividends	(8)	(10)	2
Capital expenditures	(137)	(95)	(42)
Net proceeds from settlement of derivative instruments	74	167	(93)

Free cash flow	$(270)	$(17)	$(253)

	As of
	December 31,	March 31,
	2007	2007	Change
	Successor	Predecessor
Ending balances of cash and cash equivalents	$133	$128	$5

In the nine months ended December 31, 2007, net cash used in (provided by) operating activities was influenced primarily by metal purchase costs we were unable to pass through to customers due to the price ceilings previously discussed. Other items that negatively impacted operating cash flow for the nine months ended December 31, 2007 include $72 million paid in share-based compensation payments, $42 million paid for sale transaction fees and bonus payments totaling $25 million for the calendar year ended December 31, 2006 and the period from January 1, 2007 through May 15, 2007, triggered by the Arrangement.

Financing Activities

Overview

During the nine months ended December 31, 2007, our total debt (including short-term borrowings) increased by $208 million (excluding net unamortized fair value adjustments of $65 million recorded as part of the Arrangement), principally as a result of our need to fund additional working capital requirements and certain costs associated with the Arrangement, including sale transaction fees and share-based compensation payments. During the first quarter of fiscal 2008, we also received $92 million in cash from the sale of additional common stock to Hindalco.

New Senior Secured Credit Facilities

On May 25, 2007, we entered into a Bank and Bridge Facilities Commitment with affiliates of UBS and ABN AMRO, to provide backstop assurance for the refinancing of our existing indebtedness following the Arrangement. The commitments from UBS and ABN AMRO, provided by the banks on a 50%-50% basis, consisted of the following: (1) a senior secured term loan of up to $1.06 billion; (2) a senior secured asset-based revolving credit facility of up to $900 million and (3) a commitment to issue up to $1.2 billion of unsecured senior notes, if necessary. The commitment contained terms and conditions customary for facilities of this nature.

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

We incurred debt issuance costs on our New Credit Facilities totaling $32 million, including the $8 million in fees previously paid in conjunction with the backstop commitment. These fees are included in Other long-term assets — third parties and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility. The unamortized amount of these costs was $28 million as of December 31, 2007.

During the quarter ended December 31, 2007, we entered into interest rate swaps to fix the variable LIBOR interest rate for up to $600 million of our floating rate Term Loan facility at effective weighted average interest rates and amounts expiring as follows: (i) 4.1% on $600 million through September 30, 2008, (ii) 4.0% on $500 million through March 31, 2009 and (iii) 4.0% on $400 million through March 31, 2010. We are still obligated to pay any applicable margin, as defined in our New Credit Facilities, in addition to these interest rates.

On July 3, 2007, we terminated an interest rate swap we had to fix the 3-month LIBOR interest rate at an effective weighted average interest rate of 3.9% on $100 million of the floating rate Term Loan B debt, which was originally scheduled to expire on February 3, 2008. The termination resulted in a gain of less than $1 million.

As of December 31, 2007 approximately 80% of our debt was fixed rate and approximately 20% was variable rate.

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

On April 27, 2007, our lenders consented to a further amendment of our Old Credit Facilities. The amendment included permission to increase the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement, including the cash settlement of share-based compensation arrangements and lender fees. Additionally, the amendment included a limited waiver of the change of control Event of Default (as defined in the Old Credit Facilities) which effectively extended the requirement to repay the Old Credit Facilities to July 11, 2007. We paid fees of approximately $2 million to lenders who consented to this amendment.

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

As a result of the Arrangement, the Senior Notes were recorded at their fair value of $1.474 billion based on their market price of 105.25% of $1,000 face value per bond as of May 14, 2007. The incremental fair value of $74 million is being amortized to interest income over the remaining life of the Senior Notes in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Due to the change in the market price of our Senior Notes from 105.25% as of May 14, 2007 to 94.25% as of December 31, 2007, the estimated fair value of this debt has decreased $155 million to $1.319 billion (after considering the repurchase of approximately $1 million of the Senior Notes pursuant to the tender offer discussed below).

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates. We were in compliance with these covenants for the quarter ended December 31, 2007.

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

Korean Bank Loans

In November 2004, Novelis Korea Limited (Novelis Korea), formerly Alcan Taihan Aluminium Limited, entered into a Korean won (KRW) 40 billion ($40 million) floating rate long-term loan due November 2007. We immediately entered into an interest rate swap to fix the interest rate at 4.80%. In August 2007, we refinanced this loan with a floating rate short-term borrowing in the amount of $40 million due by August 2008. We recognized a loss on extinguishment of debt of less than $1 million in connection with this refinancing. Additionally, we immediately entered into an interest rate swap and cross currency swap for the new loan through a 3.94% fixed rate KRW 38 billion ($38 million) loan.

In December 2004, we entered into (1) a $70 million floating rate loan and (2) a KRW 25 billion ($25 million) floating rate loan, both due in December 2007. We immediately entered into an interest rate and cross currency swap on the $70 million floating rate loan through a 4.55% fixed rate KRW 73 billion ($73 million) loan and an interest rate swap on the KRW 25 billion floating rate loan to fix the interest rate at 4.45%. On October 25, 2007, we entered into a $100 million floating rate loan due October 2010 and immediately repaid the $70 million loan. In December 2007, we repaid the KRW 25 billion loan from the proceeds of the $100 million floating rate loan. Additionally, we immediately entered into an interest rate swap and cross currency swap for the $100 million floating rate loan through a 5.44% fixed rate KRW 92 billion ($92 million) loan.

Short Term Borrowings and Lines of Credit

As of December 31, 2007, our short-term borrowings were $245 million consisting of (1) $167 million of short-term loans under our ABL facility, (2) a $40 million short-term loan in Korea and (3) $38 million in bank overdrafts. Additionally, as of December 31, 2007, $28 million of our ABL facility was utilized for letters of credit and we had approximately $517 million in remaining availability under this revolving credit facility.

As of December 31, 2007, we had an additional $143 million outstanding under letters of credit in Korea not included in our ABL facility. The weighted average interest rate on our total short-term borrowings was 5.55% and 7.77% as of December 31, 2007 and March 31, 2007, respectively.

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

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities ($ in millions).

	Nine Months Ended
	December 31,
	2007	2006	Change
	Combined	Predecessor

Net proceeds from settlement of derivative instruments	$74	$167	$(93)
Capital expenditures	(137)	(95)	(42)
Proceeds from loans receivable — net	12	30	(18)
Changes to investment in and advances to non-consolidated affiliates	6	1	5
Proceeds from sales of assets	4	36	(32)

Net cash provided by (used in) investing activities	$(41)	$139	$(180)

Net cash provided by investing activities declined compared to the prior year primarily as a result of lower proceeds from the settlement of derivative instruments, increased capital expenditures in 2007 and proceeds from asset sales in South America in the prior year.

The majority of our capital expenditures for the nine months ended December 31, 2007 and 2006 were for projects devoted to product quality, technology, productivity enhancement and increased capacity. We estimate that our annual capital expenditure requirements for items necessary to maintain comparable production, quality and market position levels (maintenance capital) will be approximately $120 million, and that total annual capital expenditures will be approximately $180 to $200 million for all of fiscal 2008.

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

Derivative Instruments

As of December 31, 2007, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 14 — Financial Instruments and Commodity Contracts to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Subsequent to Completion of the Arrangement

We redesignated our electricity swap, noted below, as a cash flow hedge on June 1, 2007. We redesignated our Euro, GBP and CHF cross-currency swaps, noted above, as net investment hedges on September 1, 2007. During the quarter ended December 31, 2007, we entered into a series of interest rate swaps which we designated as cash flow hedges (see Note 9 — Debt).

During the three months ended December 31, 2007 and for the period from May 16, 2007 through December 31, 2007, we recognized pre-tax gains of $1 million and $5 million, respectively, for the change in fair value of the effective portion of our cash flow hedges. As of December 31, 2007, we expect to realize $1 million of effective net losses during the next twelve months. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

During the three months ended December 31, 2007 and for the period from May 16, 2007 through December 31, 2007, we recognized pre-tax losses of $33 million and $5 million, respectively, for the change in fair value of the effective portion of our net investment hedges. As of December 31, 2007, we expect to realize $5 million of effective net losses during the next twelve months. The maximum period over which we have hedged our exposure to net investment variability is through February 2015.

The fair values of our financial instruments and commodity contracts as of December 31, 2007 were as follows (in millions).

		As of December 31, 2007
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2008 through 2012	$38	$(59)	$(21)
Cross-currency swaps	2008 through 2015	3	(136)	(133)
Interest rate currency swaps	2009 through 2011	1	(1)	—
Interest rate swaps	2009 through 2010	—	(2)	(2)
Aluminum forward contracts	2008 through 2010	1	(52)	(51)
Electricity swap	2017	7	(1)	6
Embedded derivative instruments	2008 through 2009	14	—	14
Natural gas swaps	2008 through 2010	—	(1)	(1)

Total fair value		64	(252)	(188)
Less: current portion		54	(112)	(58)

Noncurrent portion		$10	$(140)	$(130)

Guarantees of Indebtedness

The following table discloses information about our obligations under guarantees of indebtedness as of December 31, 2007 (in millions).

	Maximum	Liability
	Potential Future	Carrying
Type of Entity	Payment	Value

Wholly-owned subsidiaries	$85	$60
Aluminium Norf GmbH	15	—

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

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007 and March 31, 2007, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. During the nine months ended December 31, 2007, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended December 31, 2006, other than those described below.

Our total debt increased by $208 million during the period from April 1, 2007 to December 31, 2007 (excluding net unamortized fair value adjustments of $65 million recorded as part of the acquisition by Hindalco), principally as a result of our need to fund additional working capital requirements and certain costs associated with the Arrangement, including Sale transaction fees and share-based compensation payments.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the nine months ended December 31, 2007, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

RECENT ACCOUNTING STANDARDS

In December 2007, the FASB issued FASB Statement No. 141 (Revised), Business Combinations, (“FASB Statement No. 141(R)”) which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB Statement No. 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB Statement No. 141(R) amends certain provisions of FASB Statement No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB Statement No. 141(R) would also apply the provisions of FASB Statement No. 141(R). Early adoption is prohibited. We are currently evaluating the effects that FASB Statement No. 141(R) may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 160 on our consolidated financial position, results of operations and cash flows.

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

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the effectiveness of our metal hedging activities, including our internal used beverage cans (UBC) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and our ultimate parent, Hindalco;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the effect of taxes and changes in tax rates.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in our accompanying condensed consolidated balance sheet as of December 31, 2007.

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

In addition, sales contracts representing approximately 10% of our total shipments for the nine months ended December 31, 2007 provide for a ceiling over which metal purchase costs cannot contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete metal purchase costs for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. These contracts expire at varying times and our estimated remaining exposure approximates 10% of estimated shipments in the remainder of fiscal 2008.

However, as previously discussed, in connection with the allocation of purchase price arising from the Arrangement, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into Net sales over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. During the period from May 16, 2007 through December 31, 2007, we recorded accretion of $205 million.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase futures, call options and/or synthetic call options on projected aluminum volume requirements above our assumed internal hedge position. To hedge our exposure in 2006, we previously purchased call options at various strike prices. We currently purchase forward derivative instruments to hedge our exposure to further metal price increases.

During the quarter ended December 31, 2006, we sold short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag. In Europe, we enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments we purchased to offset this risk.

Sensitivities

The following table presents the estimated potential pre-tax gain (loss) in the fair values of these derivative instruments as of December 31, 2007, assuming a 10% decline in the three-month LME price.

		Pre-Tax
	Decline in	Loss in
	Rate/Price	Fair Value
		($ in millions)

Aluminum Forward Contracts	10%	$(85)

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the nine months ended December 31, 2007, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of December 31, 2007, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of December 31, 2007, assuming a 10% decline in spot prices for energy contracts.

		Pre-Tax
	Decline in	Loss in
	Rate/Price	Fair Value
		($ in millions)

Electricity	10%	$(6)
Natural Gas	10%	(4)

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

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of December 31, 2007, assuming a 10% increase (decrease) in the foreign currency/U.S. dollar exchange rate.

		Pre-Tax
	Increase (Decrease) in	Loss in
	Exchange Rate	Fair Value
		($ in millions)

Currency measured against the U.S. dollar
Euro	10%	$(15)
Korean won	10%	(19)
Brazilian real	10%	(22)
Canadian dollar	(10)%	(1)
British pound	10%	(2)
Swiss franc	10%	(26)

		Pre-Tax
	Increase (Decrease) in	Loss in
	Exchange Rate	Fair Value
		($ in millions)

Other cross-currency exchange rates
Swiss franc measured against the euro	(10)%	$(31)
British pound measured against the euro	(10)%	(21)

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

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of December 31, 2007, assuming a 10% increase in rates.

		Pre-Tax
	Increase in	Loss in
	Rate	Fair Value
		($ in millions)

Currency measured against the U.S. dollar
Euro	10%	$(83)
British pound	10%	(15)
Swiss franc	10%	(4)

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of December 31, 2007, which includes $355 million of Term Loan debt and other variable rate debt of $205 million, our annual pre-tax income would be reduced by approximately $1 million.

As of December 31, 2007, approximately 80% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 9 — Debt to our accompanying condensed consolidated financial statements for further information.

Sensitivities

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of December 31, 2007, assuming a 10% decrease in rates.

		Pre-Tax
	Decrease in	Loss in
	Rate	Fair Value
		($ in millions)

Interest Rate Swap Contracts
North America	(10)%	$(5)
Asia	(10)%	—

Item 4.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended December 31, 2007, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2007. Based on that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007, as a result of the continued existence of a material weakness in our accounting for income taxes, as described in our Annual Report on Form 10-K for the year ended December 31, 2006. Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this report present fairly, in all material respects, our financial position and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America

Changes in Internal Control Over Financial Reporting

On October 22, 2007, Novelis Inc. announced that Robert M. Patterson was appointed Vice President Treasury and Planning and Jeffrey Schwaneke was appointed Vice President and Controller (Principal Accounting Officer). Mr. Patterson was formerly Vice President and Controller (Principal Accounting Officer) and replaces Orville Lunking as Treasurer who left Novelis to pursue other opportunities.

On October 1, 2007, the Company hired Michael Pashos as Vice President of Global Tax. With his guidance, the Company will continue to evaluate the current mix of internal and external staffing in the area of income taxes and may make further changes as necessary to most effectively and accurately handle the Company’s accounting for income taxes. Additionally, during February 2008, the Company hired a Director and two Managers of tax who will assist Mr. pashos with tax planning, accounting and audit support.

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan for Material Weakness Existing as of December 31, 2007

We outlined our plan to remediate the material weakness in accounting for income taxes in Item 9A. Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007 (and amended on April 30, 2007), and there have been no additional remedial measures implemented since. While we believe that the measures enumerated in our Annual Report will ultimately allow us to remediate this material weakness, we concluded as of December 31, 2007, that there continues to be more than a remote likelihood that a material misstatement of our annual or interim financial statements related to accounting for income taxes will not be prevented or detected. Management believes it is prudent to observe and test these controls over a longer period of time prior to concluding that this weakness has been remediated. We are increasing our internal staffing in the area of income taxes and may make further changes as necessary to remediate this material weakness as quickly as possible. In addition, we will continue to provide training to our tax personnel and specifically focus on areas where adjustments and errors have been previously identified.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million is in dispute with and under further review by certain of our insurance carriers. In the quarter ended December 31, 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we resolve the extent of coverage of the costs included in the settlement. On October 8, 2007, we received a letter from these insurers stating that they have completed their review and they are requesting a refund of the $39 million plus interest. We reviewed the insurers’ position, and on January 7, 2008, we sent a letter to the insurers rejecting their position that Novelis is not entitled to insurance coverage for the judgment against Novelis.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended December 31, 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by the parties as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of December 31, 2007 and March 31, 2007.

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

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nations” provision of the CCE supply agreement. If CCE were to prevail in this litigation, the amount of damages would likely be material. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the supply agreement ought to be interpreted. Novelis Corporation has moved to dismiss the complaint and has not yet filed its answer. We have not recorded any reserves for these matters.

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

On January 18, 2008, Anheuser-Busch, Inc. filed a motion for summary judgment. Novelis Corporation will have until February 19, 2008 to respond to the motion. Novelis Corporation has continued to perform under the supply agreement during the litigation.

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

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32316)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312)
10.1	$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.2	$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., As Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.3	Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.4	Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)

Exhibit
No.	Description

10.5	Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.6	Agreement Regarding Termination of Employment between Novelis Inc. and David Godsell dated as of November 12, 2007
10.7	Separation and Release Agreement between Novelis Inc. and David Godsell dated November 12, 2007
18.1	Preferability Letter Issued by PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jeffrey Schwaneke
Jeffrey Schwaneke
Vice President and Controller
(Principal Accounting Officer)

Date: February 8, 2008

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed by Novelis Inc. on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K filed on February 13, 2007) (incorporated by reference to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312)
10.1	$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.2	$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., As Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.3	Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.4	Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)

Exhibit
No.	Description

10.5	Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.6	Agreement Regarding Termination of Employment between Novelis Inc. and David Godsell dated as of November 12, 2007
10.7	Separation and Release Agreement between Novelis Inc. and David Godsell dated November 12, 2007
18.1	Preferability Letter Issued by PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer