Form 10-K
period 2008-03-31
Novelis Inc.
filed 2008-06-19
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 001-32312

Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3399 Peachtree Road NE, Suite 1500, Atlanta, GA (Address of principal executive offices)	30326 (Zip Code)

(404) 814-4200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one) (Do not check if a smaller reporting company):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 30, 2008, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

DOCUMENTS INCORPORATED BY REFERENCE
None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA		2

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	36
Item 3.	Legal Proceedings	40
Item 4.	Submission of Matters to a Vote of Security Holders	43

PART II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	44
Item 6.	Selected Financial Data	44
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	92
Item 8.	Financial Statements and Supplementary Data	97
Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	199
Item 9A.	Controls and Procedures	199
Item 9B.	Other Information	200

PART III
Item 10.	Directors and Executive Officers of the Registrant	201
Item 11.	Executive Compensation	204
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	230
Item 13.	Certain Relationships and Related Transactions	230
Item 14.	Principal Accountant Fees and Services	230

PART IV
Item 15.	Exhibits and Financial Statement Schedules	231
EX-10.6 AMENDED AND RESTATED METAL SUPPLY AGREEMENT BETWEEN NOVELIS AND ALCAN INC.
EX-10.7 AMENDED AND RESTATED METAL SUPPLY AGREEMENT BETWEEN NOVELIS AND ALCAN INC.
EX-10.8 AMENDED AND RESTATED METAL SUPPLY AGREEMENT BETWEEN NOVELIS AND ALCAN INC.
EX-10.9 AMENDED AND RESTATED METAL SUPPLY AGREEMENT
EX-10.16 EMPLOYMENT AGREEMENT OF ANTONIO NARDOCCI
EX-10.26 FORM OF NOVELIS LONG TERM INCENTIVE PLAN
EX-10.27 SEPARATION AND RELEASE AGREEMENT - RICK DOBSON
EX-10.28 AGREEMENT REGARDING TERMINATION OF EMPLOYMENT OF DAVID GODSELL
EX-10.29 SEPARATION AND RELEASE AGREEMENT - DAVID GODSELL
EX-10.35 NOVELIS FOUNDERS PERFORMANCE AWARD NOTIFICATION
EX-10.36 NOVELIS FOUNDERS PERFORMANCE AWARD NOTIFICATION
EX-10.37 NOVELIS FOUNDERS PERFORMANCE AWARD NOTIFICATION
EX-10.38 NOVELIS FOUNDERS PERFORMANCE AWARD NOTIFICATION
EX-10.39 FORM OF NOVELIS ANNUAL INCENTIVE PLAN
EX-21.1 LIST OF SUBSIDIARIES OF NOVELIS, INC.
EX-31.1 SECTION 302, CERTIFICATION OF THE PEO
EX-31.2 SECTION 302, CERTIFICATION OF THE PFO
EX-32.1 SECTION 906, CERTIFICATION OF THE PEO
EX-32.2 SECTION 906, CERTIFICATION OF THE PFO

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance; our metal price ceiling exposure; the effectiveness of our hedging programs and controls; and our future borrowing availability. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the effectiveness of our metal hedging activities, including our internal used beverage can (UBC) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	integration with Hindalco Industries Limited;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan, Inc.;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the effect of taxes and changes in tax rates.

The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In this Annual Report on Form 10-K, unless otherwise specified, the terms “we,” “our,” “us,” “Company,” “Novelis” and “Novelis Group” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act (CBCA) and its subsidiaries. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, Rio Tinto Group purchased all of the outstanding shares of Alcan, Inc. References herein to “Alcan” refer to Rio Tinto Alcan Inc.

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

Period	At Period End	Average Rate(1)	High	Low

Year Ended December 31, 2003	1.2923	1.3916	1.5750	1.2923
Year Ended December 31, 2004	1.2034	1.2984	1.3970	1.1775
Year Ended December 31, 2005	1.1656	1.2083	1.2703	1.1507
Year Ended December 31, 2006	1.1652	1.1310	1.1726	1.0955
Three Months Ended March 31, 2007(2)	1.1530	1.1674	1.1852	1.1530
April 1, 2007 Through May 15, 2007(2)	1.0976	1.1022	1.1583	1.0976
May 16, 2007 Through March 31, 2008(2)	1.0275	1.0180	1.1028	0.9168

(1)	The average of the noon buying rates on the last day of each month during the period.

(2)	See Note 1 — Business and Summary of Significant Accounting Policies to our accompanying consolidated and combined financial statements.

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

Overview

We are the world’s leading aluminum rolled products producer based on shipment volume in fiscal 2008, with total shipments of approximately 3,150 kt. With operations on four continents comprised of 33 operating plants, one research facility and several market-focused innovation centers in 11 countries as of March 31, 2008. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technically sophisticated aluminum products in all of these geographic regions. We had net sales of approximately $11.2 billion on a combined basis for the twelve months ended March 31, 2008 (see Acquisition of Novelis Common Stock and Predecessor and Successor Reporting below).

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 under the Securities Exchange Act of 1934 for transition period reporting. Accordingly, these consolidated and combined financial statements present our financial position as of March 31, 2008 and 2007, and the results of our operations, cash flows and changes in shareholder’s/invested equity for the periods from May 16, 2007 through March 31, 2008 and from April 1, 2007 through May 15, 2007, the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005.

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of March 31, 2008, we had operations on four continents: North America; South America; Asia; and Europe, through 33 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

On May 18, 2004, Alcan announced its intention to transfer its rolled products businesses into a separate company and to pursue a spin-off of that company to its shareholders. The rolled products businesses were managed under two separate operating segments within Alcan — Rolled Products Americas and Asia, and Rolled Products Europe. On January 6, 2005, Alcan and its subsidiaries contributed and transferred to Novelis substantially all of the aluminum rolled products businesses operated by Alcan, together with some of Alcan’s alumina and primary metal-related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as rolling facilities in Europe whose end-use markets and customers were similar.

The spin-off occurred on January 6, 2005, following approval by Alcan’s board of directors and shareholders, and legal and regulatory approvals. Alcan shareholders received one Novelis common share for every five Alcan common shares held. Our common shares began trading on a “when issued” basis on the Toronto (TSX) and New York (NYSE) stock exchanges on January 6, 2005, with a distribution record date of January 11, 2005. “Regular Way” trading began on the TSX on January 7, 2005, and on the NYSE on January 19, 2005.

Prior to January 6, 2005, Alcan was considered a related party due to its parent-subsidiary relationship with the Novelis entities. Following the spin-off, Alcan is no longer a related party as defined in Financial Accounting Standards Board (FASB) Statement No. 57, Related Party Disclosures.

Acquisition of Novelis Common Stock and Predecessor and Successor Reporting

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (the Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements).

Subsequent to completion of the Arrangement on May 15, 2007, all of our common shares were indirectly held by Hindalco. We are a domestic issuer for purposes of the Securities Exchange Act of 1934, as amended, because our 7.25% senior unsecured debt securities are registered with the Securities and Exchange Commission.

Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin (SAB) No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB No. 103). Accordingly, in the accompanying March 31, 2008 consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with FASB Statement No. 141, Business Combinations. Due to the impact of push down accounting, the Company’s consolidated financial statements and certain note presentations for our fiscal year ended March 31, 2008 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through March 31, 2008, labeled “Successor”). All periods including and prior to the three months ended March 31, 2007 are also labeled “Predecessor.” The accompanying consolidated and combined financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

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

There has been a long-term industry trend towards lighter gauge (thinner) rolled products, which we refer to as “downgauging,” where customers request products with similar properties using less metal in order to reduce costs and weight. For example, aluminum rolled products producers and can fabricators have continuously developed thinner walled cans with similar strength as previous generation containers, resulting in a lower cost per unit. As a result of this trend, aluminum tonnage across the spectrum of aluminum rolled products, and particularly for the beverage and food cans end-use market, has declined on a per unit basis, but actual rolling machine hours per unit have increased. Because the industry has historically tracked growth based on aluminum tonnage shipped, we believe the downgauging trend may contribute to an understatement of the actual growth of revenue attributable to rolling in some end-use markets.

End-use Markets

Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into four end-use markets based upon similarities in end-use applications: (1) construction and industrial; (2) beverage and food cans; (3) foil products and (4) transportation. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships.

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

Beverage and Food Cans.  Beverage cans are the single largest aluminum rolled products application, accounting for approximately 22% of total worldwide shipments in the calendar year ended December 31, 2007, according to market data from Commodity Research Unit International Limited (CRU), an independent business analysis and consultancy group focused on the mining, metals, power, cables, fertilizer and chemical sectors. The recyclability of aluminum cans enables them to be used, collected, melted and returned to the original product form many times, unlike steel, paper or polyethylene terephthalate plastic (PET plastic), which deteriorate with every iteration of recycling. Aluminum beverage cans also offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost efficient to ship.

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

Household foil includes home and institutional aluminum foil wrap sold as a branded or generic product. Known in the industry as packaging foil, it is manufactured in thicknesses ranging from 11 microns to 23 microns. Container foil is used to produce semi-rigid containers such as pie plates and take-out food trays and is usually ordered in a range of thicknesses ranging from 60 microns to 200 microns.

Transportation.  Heat exchangers, such as radiators and air conditioners, are an important application for aluminum rolled products in the truck and automobile categories of the transportation end-use market. Original equipment manufacturers (OEM) also use aluminum sheet with specially treated surfaces and other specific properties for interior and exterior applications. Newly developed alloys are being used in transportation tanks and rigid containers that allow for safer and more economical transportation of hazardous and corrosive materials.

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

Competition

The aluminum rolled products market is highly competitive. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors are as follows:

North America	Asia

Alcoa, Inc. (Alcoa)	Furukawa-Sky Aluminum Corp.
Aleris International, Inc. (Aleris)	Sumitomo Light Metal Company, Ltd.
Arco Aluminium, (a subsidiary of BP plc)	Southwest Aluminum Co. Ltd.
Norandal Aluminum	Kobe Steel Ltd.
Wise Metal Group LLC	Alcoa
Alcan

Europe	South America

Hydro A.S.A.	Companhia Brasileira de Alumínio
Alcan	Alcoa
Alcoa
Aleris

The factors influencing competition vary by region and end-use market, but generally we compete on the basis of our value proposition, including price, product quality, the ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service. In some end-use markets, competition is also affected by fabricators’ requirements that suppliers complete a qualification process to supply their plants. This process can be rigorous and may take many months to complete. As a result, obtaining business from these customers can be a lengthy and expensive process. However, the ability to obtain and maintain these qualifications can represent a competitive advantage.

In addition to competition from others within the aluminum rolled products industry, we, as well as the other aluminum rolled products manufacturers, face competition from non-aluminum material producers, as fabricators and end-users have, in the past, demonstrated a willingness to substitute other materials for aluminum. In the beverage and food cans end-use market, aluminum rolled products’ primary competitors are glass, PET plastic, and in some regions, steel. In the transportation end-use market, aluminum rolled products compete mainly with steel and composites. Aluminum competes with wood, plastic, cement and steel in building products applications. Factors affecting competition with substitute materials include price, ease of manufacture, consumer preference and performance characteristics.

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

Alternative Technology.  Advances in technological capabilities allow aluminum rolled products producers to better align product portfolio and supply with industry demand. As an example, continuous casting offers the ability to increase capacity in smaller increments than is possible with hot mill additions. This enables production capacity to better adjust to small year-over-year increases in demand. However, the continuous casting process results in the production of a more limited range of products.

Trade.  Some trade flows do occur between regions despite shipping costs, import duties and the need for localized customer support. Higher value-added, specialty products such as lithographic sheet and some foils are more likely to be traded internationally, especially if demand in certain markets exceeds local supply. With respect to less technically demanding applications, emerging markets with low cost inputs may export commodity aluminum rolled products to larger, more mature markets. Accordingly, regional changes in supply, such as plant expansions, may have some effect on the worldwide supply of commodity aluminum rolled products.

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

Substitution Trends.  Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. For example, in North America, competition from PET plastic containers and glass bottles, and changes in marketing channels and consumer preferences in beverage containers, have, in recent years, reduced the growth rate of aluminum can sheet in North America from the high rates experienced in the 1970s and 1980s. Despite changes in consumer preferences, North American aluminum beverage can shipments have remained at approximately 100 billion cans per year since 1994 according to the Can Manufacturers Institute.

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

Our Business Strategy

Our primary objective is to deliver value to our shareholder by being the most innovative and profitable aluminum rolled products company in the world. We intend to achieve this objective through the following areas of focus.

Grow our premium product portfolio

•	Optimize our portfolio of rolled products, improving our product mix and margins by leveraging our assets and technical capabilities into products and markets that have higher margins, stability, barriers to entry and growth. Supply these differentiated and demanding higher value rolled products in all regions in which we operate.

•	Grow through the development of new market applications and through the substitution of existing market applications, such as our Novelis Fusiontm technology, where our customers benefit from superior characteristics and/or a substitution to a higher value product. Novelis Fusiontm technology allows us to produce a high quality ingot with a core of one aluminum alloy, combined with one or more layers of different aluminum alloy(s). The ingot can then be rolled into a sheet product with different properties on the inside and the outside, allowing previously unattainable performance for flat rolled products and creating opportunity for new applications as well as improved performance and efficiency in existing operations.

•	Move towards more technologically advanced and profitable end-use markets by delivering proprietary products and processes that will be unique and attractive to our customers.

Expand our global leadership position in recycling

•	Grow our global leadership position as the largest recycler of aluminum cans and other forms of aluminum. In fiscal 2008, we recycled approximately 36 billion cans. We are striving to increase the availability of recycled metal, focusing on recycling programs and education in the U.S., Europe, and Brazil.

Drive constant improvement in our operations

•	Continue to embrace Lean Six Sigma as our formal approach to continuous improvement, and implement these techniques throughout the Company. We continue to expect significant improvements in our business results globally from our full-time dedicated continuous improvement staff.

•	Drive best practice sharing and implementation in all administrative and operational functions.

Our Operating Segments

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, we changed our segment performance measure to Segment Income, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Note 20 — Segment, Geographical Area and Major Customer Information in the accompanying consolidated and combined financial statements. As a result, certain prior period amounts have been reclassified to conform to the new segment performance measure.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying consolidated and combined financial statements.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying consolidated statements of operations, changes in the fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Net income (loss) in (Gain) loss on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e., realized) during that period.

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

Adjustment to Eliminate Proportional Consolidation.  The financial information for our segments includes the assets and results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under accounting principles generally accepted in the United States (GAAP), these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the GAAP-based measure, we must remove our proportional share of each line item that we included in the segment amounts. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions in the accompanying consolidated and combined financial statements for further information about these non-consolidated affiliates.

For a discussion of Segment Income and a reconciliation of Segment Income to Net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and Note 20 — Segment, Geographical Area and Major Customer Information in the accompanying consolidated and combined financial statements.

The tables below show selected segment financial and operating information. Rolled products shipments include conversion of customer-owned metal (tolling) (all amounts in millions, except shipments, which are in kt).

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
North America
Net sales	$3,655	$446	$925	$3,691	$3,265
Intersegment sales	9	—	—	2	2
Segment Income (Loss)	266	(24)	(17)	20	193
Total shipments	1,032	134	286	1,229	1,194
Rolled product shipments	974	128	268	1,156	1,119

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Europe
Net sales	$3,828	$510	$1,057	$3,620	$3,093
Intersegment sales	3	—	1	5	31
Segment Income	241	32	85	245	195
Total shipments	974	132	287	1,073	1,081
Rolled product shipments	940	131	282	1,055	1,009

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Asia
Net sales	$1,602	$216	$413	$1,692	$1,391
Intersegment sales	10	1	3	15	8
Segment Income	46	6	16	82	106
Total shipments	471	59	117	516	524
Rolled product shipments	437	54	107	471	483

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
South America
Net sales	$885	$109	$235	$863	$630
Intersegment sales	27	7	12	50	41
Segment Income	143	18	57	165	112
Total shipments	310	38	82	305	288
Rolled product shipments	289	35	75	278	261

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total

March 31, 2008 (Successor)	$3,892	$4,430	$1,082	$1,478	$(149)	$213	$10,946

March 31, 2007 (Predecessor)	1,566	2,543	1,110	821	(114)	44	5,970
December 31, 2006 (Predecessor)	1,476	2,474	1,078	821	(117)	60	5,792
December 31, 2005 (Predecessor)	1,547	2,139	1,002	790	(85)	83	5,476

The table below shows net sales and total shipments by segments as a percentage of our consolidated net sales and consolidated total shipments (all amounts in millions, except shipments, which are in kt).

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Consolidated
Net sales(A)	$9,965	$1,281	$2,630	$9,849	$8,363
Total shipments	2,787	363	772	3,123	3,087
North America
Net sales	36.6%	34.8%	35.2%	37.5%	39.0%
Total shipments	37.0%	36.9%	37.0%	39.4%	38.7%
Europe
Net sales	38.4%	39.8%	40.2%	36.8%	37.0%
Total shipments	34.9%	36.4%	37.2%	34.4%	35.0%
Asia
Net sales	16.1%	16.9%	15.7%	17.2%	16.6%
Total shipments	16.9%	16.3%	15.2%	16.5%	17.0%
South America
Net sales	8.9%	8.5%	8.9%	8.8%	7.5%
Total shipments	11.2%	10.4%	10.6%	9.8%	9.3%

(A)	Consolidated Net sales include the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. These Net sales were $5 million, $17 million, and $16 million for the period from May 16, 2007 through March 31, 2008 and for the years ended December 31, 2006 and 2005, respectively. There were less than $1 million of Net sales from our non-consolidated affiliates in each of the periods from April 1, 2007 through May 15, 2007, and the three months ended March 31, 2007.

We have highly automated, flexible and advanced manufacturing capabilities in operating facilities around the globe. In addition to the aluminum rolled products plants, our South America segment operates bauxite mining, alumina refining, hydro-electric power plants and smelting facilities. We believe our facilities have the assets required for efficient production and are well managed and maintained. For a further discussion of financial information by geographic area, refer to Note 20 — Segment, Geographical Area and Major Customer Information to our consolidated and combined financial statements.

North America

Through 12 aluminum rolled products facilities, including two fully dedicated recycling facilities as of March 31, 2008, North America manufactures aluminum sheet and light gauge products. Important end-use applications for this segment include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

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

On March 28, 2008, we announced that we will cease production of light gauge converter foil products at our Louisville, Kentucky plant, and we will close the plant by the end of June 2008.

Europe

Europe produces value-added sheet and light gauge products through 14 operating plants as of March 31, 2008, including one recycling facility.

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

Asia

Asia operates three manufacturing facilities as of March 31, 2008 and manufactures a broad range of sheet and light gauge products.

Asia production is balanced between foil, construction and industrial, and beverage and food can end-use applications. We believe that Asia is well-positioned to benefit from further economic development in China as well as other parts of Asia.

South America

South America operates two rolling plants, two primary aluminum smelters, bauxite mines, one alumina refinery, and hydro-electric power plants as of March 31, 2008, all of which are located in Brazil. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation and packaging end-use markets.

The primary aluminum produced by South America’s mines, refinery and smelters is used by our Brazilian aluminum rolled products operations, with any excess production being sold on the market in the form of aluminum billets. South America generates a portion of its own power requirements.

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

Aluminum

We obtain aluminum from a number of sources, including the following:

Primary Aluminum Sourcing.  We purchased or tolled approximately 2,100kt of primary aluminum in fiscal 2008 in the form of sheet ingot, standard ingot and molten metal, as quoted on the London Metal Exchange (LME), approximately 46% of which we purchased from Alcan. Following our spin-off from Alcan, we have continued to purchase aluminum from Alcan pursuant to the metal supply agreements described under “Item 1. Arrangements Between Novelis and Alcan.” Our primary aluminum contracts with Alcan were renegotiated and the amended agreements took effect on January 1, 2008. For more information, see “Item 1. Arrangements Between Novelis and Alcan” below.

Primary Aluminum Production.  We produced approximately 102kt of our own primary aluminum requirements in fiscal 2008 through our smelter and related facilities in Brazil.

Recycled Aluminum Products.  We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we take recycled processed material from their fabricating activity and re-melt, cast and roll it to re-supply them with aluminum sheet. Other sources of recycled material include lithographic plates, where over 90% of aluminum used is recycled, and products with longer lifespans, like cars and buildings, which are just starting to become high volume sources of recycled material. We purchased or tolled approximately 1,000kt of recycled material inputs in fiscal 2008.

The majority of recycled material we re-melt is directed back through can-stock plants. The net effect of these activities in terms of total shipments of rolled products is that approximately 34% of our aluminum rolled products production for fiscal 2008 was made with recycled material.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In fiscal 2008, natural gas and electricity represented approximately 72% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent higher natural gas prices in the United States have increased our energy costs. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the purchase of derivative instruments. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs.

Our South America segment has its own hydroelectric facilities that meet approximately 25% of its total electricity requirements for smelting operations. As a result of supply constraints, electricity prices in South America have been volatile, with spot prices increasing dramatically. We have a mixture of self-generated electricity, long term fixed contracts and shorter term semi-variable contracts. Although spot prices have returned to normal levels, we may continue to face challenges renewing our South American energy supply contracts at effective rates to enable profitable operation of our full smelter capacity.

Others

We also have bauxite and alumina requirements. We will satisfy some of our alumina requirements for the near term pursuant to the alumina supply agreement we have entered into with Alcan as discussed below under “Item 1. Arrangements Between Novelis and Alcan.”

Our Customers

Although we provide products to a wide variety of customers in each of the markets that we serve, we have experienced consolidation trends among our customers in many of our key end-use markets. In fiscal 2008, approximately 45% of our total net sales were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users.

Our major customers include Agfa-Gevaert N.V., Alcan’s packaging business group, Anheuser-Busch Companies, Inc., affiliates of Ball Corporation, Can-Pack S.A., various bottlers of the Coca-Cola system, Crown Cork & Seal Company, Inc., Daching Holdings Limited, Ford Motor Company, Hyundai, Lotte Aluminum Co. Ltd., Kodak Polychrome Graphics GmbH, Pactiv Corporation, Rexam Plc, Ryerson Inc. and Tetra Pak Ltd.

In our single largest end-use market, beverage can sheet, we sell directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we also operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us. Among these umbrella agreements is an agreement, referred to as the CC agreement, with several North American bottlers of Coca-Cola branded products, including Coca-Cola Bottlers’ Sales and Services. Under the CC agreement, we shipped approximately 356kt of beverage can sheet (including tolled metal) during fiscal 2008. These shipments were made to, and we received payment from, our direct customers, being the beverage can fabricators that sell beverage cans to the Coca-Cola associated bottlers. Under the CC agreement, bottlers in the Coca-Cola system may join the CC agreement by committing a specified percentage of the can sheet required by their can fabricators to us.

Purchases by Rexam Plc and its affiliates represented approximately 15.3%, 13.5%, 15.5%, 14.1% and 12.5% of our total net sales for the period from May 16, 2007 through March 31, 2008; the period from April 1, 2007 through May 15, 2007; the three months ended March 31, 2007; and the years ended December 31, 2006 and 2005, respectively.

Distribution and Backlog

We have two principal distribution channels for the end-use markets in which we operate: direct sales and distributors. Approximately 90%, 91%, 89%, 87% and 88% of our total net sales were derived from direct sales to our customers and approximately 10%, 9%, 11%, 13% and 12% of our total net sales were derived from distributors for the period from May 16, 2007 through March 31, 2008; the period from April 1, 2007 through May 15, 2007; the three months ended March 31, 2007; and the years ended December 31, 2006 and 2005, respectively.

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

We also use third party agents or traders in some regions to complement our own sales force. They provide service to our customers in countries where we do not have local expertise. We tend to use third party agents in Asia more frequently than in other regions.

Distributors

We also sell our products through aluminum distributors, particularly in North America and Europe. Customers of distributors are widely dispersed, and sales through this channel are highly fragmented. Distributors sell mostly commodity or less specialized products into many end-use markets in small quantities, including the construction and industrial and transportation markets. We collaborate with our distributors to develop new end-use applications and improve the supply chain and order efficiencies.

Backlog

We believe that order backlog is not a material aspect of our business.

Research and Development

The table below summarizes our research and development expense in our plants and modern research facilities, which included mini-scale production lines equipped with hot mills, can lines and continuous casters (in millions).

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Research and development expenses	$46	$6	$8	$40	$41

The $12 million increase in our research development costs from $40 million for the year ended December 31, 2006 to $52 million for the combined period from April 1, 2007 through March 31, 2008, was due in part to the accounting associated with our acquisition by Hindalco (see Note 1  — Business and Summary of Significant Accounting Policies and Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements). Subsequent to the Arrangement, we recorded a charge of $9 million for the estimated value of acquired in-process research and development projects that had not yet reached technological feasibility.

In August 2006, we announced the closure of the Neuhausen, Switzerland site, where we had continued to share research and development facilities with Alcan. We created three market-focused innovation centers in Europe. Through December 2006, we incurred restructuring costs of approximately $4 million. During the year ended March 31, 2008, we completed the transition from Neuhausen to our market-focused innovation centers and incurred no additional costs.

We conduct research and development activities at our mills in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 200 employees dedicated to research and development, located in many of our plants and research center.

Our Executive Officers

The following table sets forth information for persons currently serving as executive officers of our company. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position

Martha Finn Brooks	49	President and Chief Operating Officer
Steven Fisher	37	Chief Financial Officer
Leslie J. Parrette, Jr.	46	General Counsel, Corporate Secretary and Compliance Officer
Jean-Marc Germain	42	Senior Vice President and President — North America
Thomas Walpole	53	Senior Vice President and President — Asia
Antonio Tadeu Coelho Nardocci	50	Senior Vice President and President — South America
Arnaud de Weert	44	Senior Vice President and President — Europe
Robert Virtue	56	Vice President, Human Resources
Jeffrey Schwaneke	33	Vice President and Controller
Brenda Pulley	50	Vice President, Corporate Affairs and Communication
Nick Madden	51	Vice President, Global Procurement Metal Management

Martha Finn Brooks is our President and Chief Operating Officer. Ms. Brooks joined Alcan as the President and Chief Executive Officer of Alcan’s Rolled Products Americas and Asia business group in August 2002. Ms. Brooks led three of Alcan’s business units, namely North America, Asia and Latin America. Prior to joining Alcan, Ms. Brooks was the Vice President, Engine Business, Global Marketing and Sales at Cummins Inc., a global leader in the manufacture of electric power generation systems, engines and related products. She was with Cummins Inc. for 16 years, where she held a variety of positions in strategy, international business development, marketing and sales, engineering and general management. Ms. Brooks is a member of the board of directors of International Paper Company, a member of the Board of Trustees of Manufacturers Alliance, a director of Keep America Beautiful, a Trustee of the Yale — China Association and a Trustee of the Hathaway Brown School. Ms. Brooks holds a B.A. in Economics and Political Science and a Masters of Public and Private Management specializing in international business from Yale University.

Steven Fisher is our Chief Financial Officer.  Mr. Fisher joined Novelis in February 2006 as Vice President, Strategic Planning and Corporate Development. He was appointed Chief Financial Officer in May 2007 following the acquisition of Novelis by Hindalco. Mr. Fisher served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp. at its headquarters in Dallas, Texas from July 2005 to February 2006. Prior to joining TXU Energy, Mr. Fisher served in various senior finance rolls at Aquila, Inc., including Vice President, Controller and Strategic Planning, from 2001 to 2005. Mr. Fisher is a graduate of the University of Iowa in 1993, where he earned a B.B.A. in Finance and Accounting. He is a Certified Public Accountant.

Leslie J. Parrette, Jr. joined Novelis as General Counsel in March 2005. From July 2000 until February 2005, he served as Senior Vice President and General Counsel of Aquila, Inc., an international electric and gas utility and energy trading company. From September 2001 to February 2005, he also served as Corporate Secretary of Aquila. Prior to joining Aquila, Mr. Parrette was a partner in the Kansas City-based law firm of Blackwell Sanders Peper Martin LLP from April 1992 through June 2000. Mr. Parrette holds an A.B., magna cum laude in Sociology from Harvard College and received his J.D. from Harvard Law School.

Jean-Marc Germain was appointed Senior Vice President and the President of our North American operations following the retirement of Kevin Greenawalt on May 31, 2008. Mr. Germain was Vice President Global Can for Novelis Inc. from January 2007 until May 2008, and he was previously Vice President and General Manager of Light Gauge Products for Novelis North America from September 2004 to December

2006. Prior to that Mr. Germain held a number of senior positions with Alcan Inc. and Pechiney S.A. From January 2004 to August 2004 he served as co-lead of the Integration Leadership Team for the Alcan and Pechiney merger, which occurred in 2004. Prior to that, he served as Senior Vice President & General Manager Foil, Strip and Specialties Division for Pechiney from September 2001 to December 2003. Before his time at Alcan and Pechiney, Mr. Germain worked for GE Capital and Bain & Company. Mr. Germain is a graduate from École Polytechnique in Paris, France.

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

Arnaud de Weert joined Novelis in May 2006 as Senior Vice President and the President of our European operations. Mr. de Weert was previously chief executive officer of Ontex, Europe’s largest manufacturer of private label hygienic disposables. Prior to joining Ontex in 2004, Mr. de Weert was President, Europe, Middle East and Africa, for U.S.-based tools manufacturer, Stanley Works. From 1993 to 2001, he held executive roles with GE Power Controls in Europe, reaching the position of Vice President Sales and Marketing. He attended Erasmus University Rotterdam and received a doctorate in business economics.

Robert Virtue is our Vice President, Human Resources.  In this position, he has global responsibilities for all aspects of our organization’s human resources function. Mr. Virtue has served several roles in our human resources department from January 2005 through May 2006 and October 2006 to the present, including Vice President, Compensation and Benefits; Acting Vice President, Human Resources and Director of Compensation. Prior to Novelis, he was Vice President, Executive Compensation with Wal-Mart from May 2006 through October 2006. He was Director Compensation and Benefits for American Retail Group from 1997 through January 2005. Mr. Virtue also spent 15 years with British Petroleum PLC in a variety of domestic and international human resources roles with assignments in chemicals, coal, refining, transportation, marketing and corporate functions. Mr. Virtue earned a B.S. in Business from Boston University and an MBA from Indiana University.

Jeffrey Schwaneke was appointed our Vice President and Controller on October 22, 2007. Mr. Schwaneke served as our Assistant Controller from May 2006 until October 2007. He previously worked for SPX Corporation from November 2002 to May 2006, where he served most recently as Segment Controller in addition to a number of other senior finance roles. Prior to that, Mr. Schwaneke worked for PricewaterhouseCoopers. Mr. Schwaneke is a Certified Public Accountant and earned a Bachelor of Science degree in Accounting from the University of Missouri.

Brenda D. Pulley is our Vice President, Corporate Affairs and Communications. She has global responsibility for our organization’s corporate affairs and communication efforts, which include branding, strategic internal and external communications and government relations. Prior to our spin-off from Alcan, Ms. Pulley was Vice President, Corporate Affairs and Government Relations of Alcan from September 2000 to 2004. Upon joining Alcan in 1998, Ms. Pulley was named Director, Government Relations. She has served as Legislative Assistant to Congressman Ike Skelton of Missouri and to the U.S. House of Representatives Subcommittee on Small Business, specializing in energy, environment, and international trade issues. She also served as Executive Director for the National Association of Chemical Recyclers, and as Director, Federal

Government Relations for Safety-Kleen Corp. Ms. Pulley currently serves on the board of directors for the Junior Achievement of Georgia and is the past Chairperson for America Recycles Day. Ms. Pulley earned her B.S. majoring in Social Science, with a minor in Communications from Central Missouri State University.

Nick Madden is Vice President of Global Procurement and Metal Management. Prior to this role, which he assumed in October 2006, Mr. Madden served as President of Novelis Europe’s Can, Litho and Recycling business unit from October 2004. Prior to that he was Vice President of Metal Management and Procurement for Alcan’s Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a B.Sc. (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.

Our Employees

As of March 31, 2008, we had approximately 12,700 employees. Approximately 6,000 are employed in Europe, approximately 3,200 are employed in North America, approximately 1,500 are employed in Asia and approximately 2,000 are employed in South America and other areas. Approximately three-quarters of our employees are represented by labor unions and their employment conditions governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of different durations. We believe that we have good labor relations in all our operations and have not experienced a significant labor stoppage in any of our principal operations during the last decade.

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

We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, we apply for patents in the appropriate jurisdictions, including the United States and Canada. We currently hold patents on approximately 185 different items of intellectual property. While these patents are important to our business on an aggregate basis, no single patent is deemed to be material to our business.

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

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding our liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Many of these jurisdictions have laws that impose joint and several liability without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses, on those parties who contributed to the release of a hazardous substance into the environment. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

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

We expect that our total expenditures for capital improvements regarding environmental control facilities for the years ending March 31, 2009 and 2010 will be approximately $16 million and $14 million, respectively.

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

Separation Agreement

The separation agreement sets forth the agreement between us and Alcan with respect to: the principal corporate transactions required to affect our spin-off from Alcan; the transfer to us of the contributed businesses; the distribution of our shares to Alcan shareholders; and other agreements governing the relationship between Alcan and us following the spin-off. Under the terms of the separation agreement, we assume and agree to perform and fulfill the liabilities and obligations of the contributed businesses and of the entities through which such businesses were contributed, including liabilities and obligations related to discontinued rolled products businesses conducted by Alcan prior to the spin-off, in accordance with their respective terms.

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

On June 14, 2007, Hindalco, AV Metals Inc., AV Aluminum (Acquisition Sub) and AV Minerals (Netherlands) B.V., (the parent company of Acquisition Sub) and directly held wholly-owned subsidiary of Hindalco, jointly delivered to Alcan the requisite change in control undertaking described above.

Ancillary Agreements

In connection with our spin-off from Alcan, we entered into a number of ancillary agreements with Alcan governing certain terms of our spin-off as well as various aspects of our relationship with Alcan following the spin-off. These ancillary agreements include:

Transitional Services and Similar Agreements.  Pursuant to a collection of approximately 130 individual transitional services agreements, Alcan has provided to us and we have provided to Alcan, as applicable, on an interim, transitional basis, various services, including, but not limited to, treasury administration, selected benefits administration functions, employee compensation and information technology services. The agreed upon charges for these services generally allow us or Alcan, as applicable, to recover fully the allocated costs of providing the services, plus all out-of-pocket costs and expenses plus a margin of five percent. No margin is added to the cost of services supplied by external suppliers. The majority of the individual service agreements, which began on the spin-off date, terminated on or prior to December 31, 2005. However, we have a continuing agreement with Alcan through 2008 to use certain information technology hosting services to support our financial accounting systems for the Nachterstedt and Goettingen plants.

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

On February 26, 2008, we and Alcan agreed to amend and restate four existing multi-year metal supply agreements, which took effect as of January 1, 2008.

The amended and restated metal supply agreement for the supply of re-melt aluminum ingot amends and restates the supply agreement dated January 5, 2005 between the parties. This amended agreement extends the term, establishes an annual quantity of remelt ingot to be supplied and purchased subject to adjustment, establishes certain delivery requirements, changes certain pricing provisions, and revises certain payment terms, among other standard terms and conditions.

The amended and restated molten metal supply agreement for the supply of molten metal to the Company’s Saguenay Works Facility amends and restates the supply agreement dated January 5, 2005 between the parties. This amended agreement changes certain pricing provisions, and revises certain payment terms, among other standard terms and conditions.

The amended and restated metal supply agreement for the supply of sheet ingot in North America amends and restates the supply agreement dated January 5, 2005 between the parties. This amended agreement extends the term, establishes an annual quantity of sheet ingot to be supplied and purchased subject to adjustment, changes certain pricing provisions, and revises certain payment terms, among other standard terms and conditions.

The amended and restated metal supply agreement for the supply of sheet ingot in Europe amends and restates the supply agreement dated January 5, 2005 between the parties. This amended agreement extends the term, establishes an annual quantity of sheet ingot to be supplied and purchased subject to adjustment, and changes certain pricing provisions, among other standard terms and conditions.

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

Sierre Agreements.  We and Alcan entered into a number of agreements pursuant to which:

•	Alcan transferred to us certain assets and liabilities of the automotive and other aluminum rolled products businesses relating to the sales and marketing output of the Sierre North Building, which comprises a portion of the Sierre facility in Switzerland. Pursuant to the terms of the separation and asset transfer agreements, the transfer price was determined by a valuation;

•	Alcan leased to us the Sierre North Building and the machinery and equipment located in the Sierre North Building (including the hot and cold mills) for a term of 15 years, renewable at our option for additional five-year periods, at an annual base rent in an amount equal to 8.5% of the then current book value of the Sierre North Building, the leased machinery or equipment, as applicable, pursuant to the terms of the real estate lease and equipment lease agreements;

•	We and Alcan have access to, and use of, property and assets that are common to each of our respective operations at the Sierre facility, pursuant to the terms of the access and easement agreement;

•	Alcan agreed to supply us with all our requirements of aluminum rolling ingots for the production of aluminum rolled products at the Sierre facility for a term of ten years, subject to availability, and provided the aluminum rolling slabs meet applicable quality standards and are competitively priced, pursuant to the terms of the metal supply agreement;

•	Alcan provides certain services to us at the Sierre facility, including services consisting of or relating to environmental testing, chemical laboratory services, utilities, waste disposal, facility safety and security, medical services, employee food service and rail transportation, and we provide certain services to Alcan at the Sierre facility, including services consisting of or relating to hydraulic and mechanical maintenance, roll grinding and recycled process material for a two-year renewable term, pursuant to the terms of the shared services agreement; and

•	Alcan retains access to all of the total plate production capacity of the Sierre facility, which represents a portion of Sierre’s total hot mill production capacity. The formula for the price to be charged to Alcan for products from the Sierre hot mill is based upon its proportionate share of the fixed production costs relating to the Sierre hot mill (determined by reference to actual production hours utilized by Alcan) and the variable production costs (determined by reference to the volume of product produced for Alcan). Under the tolling agreement, we have agreed to maintain the pre-spin-off standards of maintenance, management and operation of the Sierre hot mill.

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

In August 2006, we announced the closure of the Neuhausen, Switzerland site, where we had continued to share research and development facilities with Alcan. We created market-focused innovation centers at key plants throughout Europe. For beverage and food can and lithographic and painted sheet, the market-focused innovation center is in Goettingen, Germany; for automotive and other specialties — in Sierre, Switzerland; and for foil and packaging — in Dudelange, Luxembourg. Through December 2006, we incurred costs of approximately $4 million. During the year ended March 31, 2008, we completed the transition from Neuhausen to our market-focused innovation centers and incurred no additional costs.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the SEC. We make these filings available on our website free of charge, the URL of which is http://www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Risks Related to our Business and the Market Environment

If we fail to successfully integrate with Hindalco, our financial condition and results of operations could be adversely affected.

On May 15, 2007, we were acquired by Hindalco, Asia’s largest integrated primary producer of aluminium based in Mumbai, India. We face significant administrative and operational challenges in relation to the acquisition. The integration of the operations of Novelis and Hindalco involves alignment of corporate cultures, management philosophies, strategic plans and policies. Achieving the anticipated benefits of our business combination will depend in part upon our ability to address the above issues in an efficient and effective manner. The integration of the two businesses which have previously operated separately faces significant challenges such as, but not limited to:

1. Alignment with Hindalco’s management policies including, but not limited to, internal controls, risk management policies, management information systems, capital expenditure policies, corporate governance policies and reporting procedures

2. The need to coordinate geographically dispersed organizations and integrate different corporate cultures and management philosophies.

3. Integration of information technology and financial control systems

4. Retention, hiring and training of our key personnel.

Certain of our customers are significant to our revenues, and we could be adversely affected by changes in the business or financial condition of these significant customers or by the loss of their business.

Our ten largest customers accounted for approximately 45%, 47%, and 43% of our total net sales for the period May 16, 2007 through March, 31, 2008; April 1, 2007 to May 15, 2007; and for the three months ended March 31, 2007, respectively, with Rexam Plc and its affiliates representing approximately 15.3%, 13.5%, and 15.5% of our total net sales in the respective periods. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Item 1. Business — Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to obtain cost savings and other benefits.

Our profitability could be adversely affected by our inability to pass through metal price increases due to metal price ceilings in certain of our sales contracts.

Prices for metal are volatile, have recently been impacted by structural changes in the market, and may increase from time to time. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product. Sales contracts representing approximately 10% of our total fiscal 2008 shipments provide for a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. This negatively impacts our margins when the price we pay for metal is above the ceiling price contained in these contracts. During the twelve months ended March 31, 2008 and 2007; December 31, 2006 and 2005, we were unable to pass through approximately $230 million and $460 million; $475 million and $75 million, respectively, of metal purchase costs associated with sales under theses contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

Our exposure to metal price ceilings approximates 8% of estimated total shipments for the fiscal year 2009. Based on a March 31, 2008 aluminum price of $2,935 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $286 — $312 million in fiscal 2009 and $215 — $233 million in the aggregate thereafter.

Our efforts to mitigate risk from our metal price ceiling contracts may not be effective.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. We currently purchase forward derivative instruments to hedge our exposure to further metal price increases.

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

We may not have sufficient cash to repay indebtedness and we may be limited in our ability to access financing for future capital requirements, which may prevent us from increasing our manufacturing capability, improving our technology or addressing any gaps in our product offerings.

Although historically our cash flow from operations has been sufficient to repay indebtedness, satisfy working capital requirements and fund capital expenditure and research and development requirements, in the future we may need to incur additional debt or issue equity in order to fund these requirements as well as to make acquisitions and other investments. To the extent we are unable to raise new capital, we may be unable to increase our manufacturing capability, improve our technology or address any gaps in our product offerings. If we raise funds through the issuance of debt or equity, any debt securities or preferred shares issued may have rights and preferences and privileges senior to those of our common shares. The terms of the debt securities may impose restrictions on our operations that have an adverse impact on our financial condition.

Our substantial indebtedness could adversely affect our business and therefore make it more difficult for us to fulfill our obligations under our New Credit Facilities and our Senior Notes.

On July 6, 2007, we entered into new senior secured credit (New Credit Facilities) providing for aggregate borrowings of up to $1.76 billion. The New Credit Facilities consist of (1) a $960 million seven-year Term Loan facility (Term Loan facility) and (2) an $800 million five year multi-currency asset-based revolving credit line and letter of credit facility (ABL facility). As of March 31, 2008, we had total indebtedness of $2.7 billion, including our $1.4 billion of senior unsecured debt securities (Senior Notes) (excluding unamortized fair value adjustments recorded as a result of the Arrangement). Our substantial indebtedness and interest expense could have important consequences to our Company and holders of our Senior Notes, including:

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

The covenants in our New Credit Facilities and the indenture governing our Senior Notes impose significant operating and financial restrictions on us.

The New Credit Facilities and the indenture governing the Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:

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

The New Credit Facilities also contains various affirmative covenants, with which we are required to comply.

Although we currently expect to comply with these covenants, we may be unable to comply with these covenants in the future. If we do not comply with these covenants and are unable to obtain waivers from our lenders, we would be unable to make additional borrowings under these facilities, our indebtedness under these agreements would be in default and could be accelerated by our lenders and could cause a cross-default under our other indebtedness, including our Senior Notes. If our indebtedness is accelerated, we may not be able to repay our indebtedness or borrow sufficient funds to refinance it. In addition, if we incur additional debt in the future, we may be subject to additional covenants, which may be more restrictive than those that we are subject to now.

A deterioration of our financial position or a downgrade of our ratings by a credit rating agency could increase our borrowing costs and our business relationships could be adversely affected.

A deterioration of our financial position or a downgrade of our ratings for any reason could increase our borrowing costs and have an adverse effect on our business relationships with customers and suppliers. From time to time, we enter into various forms of hedging activities against currency or metal price fluctuations and trade metal contracts on the LME. Financial strength and credit ratings are important to the pricing of these hedging and trading activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities, and changes to our level of indebtedness may make it more costly for us to engage in these activities in the future.

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

We prepare our consolidated and combined financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies, primarily the euro, the Korean won and the Brazilian real. Changes in exchange rates will result in increases or decreases in our reported costs and earnings, and may also affect the book value of our assets located outside the U.S.

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

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including Brazil, Korea and Malaysia, and we market our products in these countries, as well as China and certain other countries in Asia, the Middle East and emerging markets in South America. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results.

We could be adversely affected by disruptions of our operations.

Breakdown of equipment or other events, including catastrophic events such as war or natural disasters, leading to production interruptions in our plants could have a material adverse effect on our financial results. Further, because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, those customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. We may incur costs to correct any of these problems, in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed, resulting in a loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses.

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

Historically, we have grown partly through the acquisition of other businesses, including businesses acquired by Alcan in its 2000 acquisition of the Alusuisse Group Ltd. and its 2003 acquisition of Pechiney, both of which were integrated aluminum companies. As part of our strategy for growth, we may continue to pursue acquisitions, divestitures or strategic alliances, which may not be completed or, if completed, may not be ultimately beneficial to us. There are numerous risks commonly encountered in business combinations, including the risk that we may not be able to complete a transaction that has been announced, effectively integrate businesses acquired or generate the cost savings and synergies anticipated. Failure to do so could have a material adverse effect on our financial results.

We could be required to make unexpected contributions to our defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.

Most of our pension obligations relate to funded defined benefit pension plans for our employees in the U.S., the U.K. and Canada, unfunded pension benefits in Germany, and lump sum indemnities payable to our employees in France, Italy, Korea and Malaysia upon retirement or termination. Our pension plan assets consist primarily of listed stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Our results of operations, liquidity or shareholders’ equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits.

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

Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly own. These entities include our Norf, Germany and Logan, Kentucky joint ventures, as well as our majority-owned Korean and Malaysian subsidiaries. Our Malaysian subsidiary is a public company whose shares are listed for trading on the Bursa Malaysia Securities Berhad. Under the governing documents or agreements of, securities laws applicable to or stock exchange listing rules relative to certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. With respect to Logan, our joint venture partner, Arco Aluminum Inc., has filed a complaint seeking to resolve a perceived dispute over management and control of the joint venture following Hindalco’s acquisition of Novelis. In addition, we do not solely determine certain key matters, such as the timing and amount of cash distributions from these entities. As a result, our ability to generate cash from these entities may be more restricted than if they were wholly-owned entities.

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

The manufacture of our products requires sheet ingot that has historically been, in part, supplied by Alcan. For the year ended March 31, 2008, we purchased the majority of our third party sheet ingot requirements from Alcan’s primary metal group. In connection with the spin-off, we entered into metal supply agreements with Alcan upon terms and conditions substantially similar to market terms and conditions for the continued purchase of sheet ingot from Alcan, which were amended in March 2008. If Alcan is unable to deliver sufficient quantities of this material on a timely basis or if Alcan terminates one or more of these agreements, our production may be disrupted and our net sales and profitability could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers for that portion of our raw material requirements we expect to be supplied by Alcan could be time consuming and expensive.

Our continuous casting operations at our Saguenay Works, Canada facility depend upon a local supply of molten aluminum from Alcan. For the fiscal year ended March 31, 2008, Alcan’s primary metal group supplied approximately 179kt of such material to us, representing most of the molten aluminum used at Saguenay Works. In connection with the spin-off, we entered into a metal supply agreement on terms determined primarily by Alcan for the continued purchase of molten aluminum from Alcan. If this supply were to be disrupted, our Saguenay Works production could be interrupted and our net sales and profitability materially adversely affected.

We may lose key rights if a change in control of our voting shares were to occur.

Our separation agreement with Alcan provides that if we experience a change in control in our voting shares during the five years following the spin-off and if the entity acquiring control does not refrain from using the Novelis assets to compete against Alcan in the plate and aerospace products markets, Alcan may terminate any or all of certain agreements we currently have with Alcan. Hindalco delivered the requisite non-compete agreement to Alcan on June 14, 2007, following its acquisition of our common shares. However, if Hindalco were to sell its controlling interest in Novelis before January 6, 2010, a new acquirer would be required to provide a similar agreement.

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

Under Section 55 of the Income Tax Act (Canada), we and/or Alcan will recognize a taxable gain on our spin-off from Alcan if, among other specified circumstances, (1) within three years of our spin-off from Alcan, we engage in a subsequent spin-off or split-up transaction under Section 55; (2) a shareholder who (together with non-arm’s length persons and certain other persons) owns 10% or more of our common shares or Alcan common shares, disposes to a person unrelated to such shareholder of any such shares (or property that derives 10% or more of its value from such shares or property substituted therefore) as part of the series of transactions which includes our spin-off from Alcan; (3) there is a change of control of us or of Alcan that is part of the series of transactions that includes our spin-off from Alcan; (4) we sell to a person unrelated to us (otherwise than in the ordinary course of operations) as part of the series of transactions that includes our spin-off from Alcan, property acquired in our spin-off from Alcan that has a value greater than 10% of the value of all property received in the spin-off from Alcan; (5) within three years of our spin-off from Alcan, Alcan completes a split-up (but not spin-off) transaction under Section 55; (6) Alcan made certain acquisitions of property before and in contemplation of our spin-off from Alcan; (7) certain shareholders of Alcan and certain other persons acquired shares of Alcan (other than in specified permitted transactions) in contemplation of our spin-off from Alcan or (8) Alcan sells to a person unrelated to it (otherwise than in the ordinary course of operations) as part of the series of transactions or events which includes our spin-off from Alcan, property retained by Alcan on the spin-off that has value greater than 10% of the value of all property retained by Alcan on our spin-off from Alcan. We would generally be required to indemnify Alcan for tax liabilities incurred by Alcan under the tax sharing and disaffiliation agreement if Alcan’s tax liability arose because of (i) a breach of our representations, warranties or covenants in the tax sharing and disaffiliation agreement, (ii) certain acts or omissions by us (such as a transaction described in (1) above), or (iii) an acquisition of control of us. Alcan would generally be required to indemnify us for tax under the tax sharing and disaffiliation agreement if our tax liability arose because of (i) a breach of Alcan’s representations, warranties or covenants in the tax sharing and disaffiliation agreement, or (ii) certain acts or omissions by Alcan (such as a transaction described in (5) above). These liabilities and the related indemnity payments could be significant and could have a material adverse effect on our financial results.

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

In addition, our competitive position within the global aluminum rolled products industry may be affected by, among other things, the recent trend toward consolidation among our competitors, exchange rate fluctuations that may make our products less competitive in relation to the products of companies based in other countries (despite the U.S. dollar-based input cost and the marginal costs of shipping) and economies of scale in purchasing, production and sales, which accrue to the benefit of some of our competitors.

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

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, and the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as Superfund and comparable laws in U.S. states and other jurisdictions worldwide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment.

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close, divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Currently, we are involved in a number of compliance efforts, remediation activities and legal proceedings concerning environmental matters, including certain activities and proceedings arising under Superfund and comparable laws in U.S. states and other jurisdictions worldwide.

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

From time to time, we are involved in, or the subject of, disputes, proceedings and investigations with respect to a variety of matters, including environmental, health and safety, product liability, employee, tax, personal injury, contractual and other matters as well as other disputes and proceedings that arise in the ordinary course of business. Certain of these matters are discussed in the preceding risk factor and certain others are discussed below under “Item 3. Legal Proceedings.” Any claims against us or any investigations involving us, whether meritorious or not, could be costly to defend or comply with and could divert management’s attention as well as operational resources. Any such dispute, litigation or investigation, whether currently pending or threatened or in the future, may have a material adverse effect on our financial results and cash flows.

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

Our executive offices are located in Atlanta, Georgia. We have 33 operating facilities, one research facility and several market-focused innovation centers in 11 countries as of March 31, 2008. We believe our facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our principal properties and assets have been pledged to banks pursuant to our senior secured credit facilities, as described in “Description of Material Indebtedness.”

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2008.

North America

Location	Plant Processes	Major End-Use Markets/Applications

Berea, Kentucky	Recycling	Recycled ingot
Burnaby, British Columbia	Finishing	Foil containers
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling	Recycled ingot
Kingston, Ontario	Cold rolling, finishing	Automotive, construction/industrial
Logan, Kentucky(i)	Hot rolling, cold rolling, finishing	Can stock
Louisville, Kentucky(ii)	Cold rolling, finishing	Foil, converter foil
Oswego, New York	Hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, semi-finished coil
Saguenay, Quebec	Continuous casting	Semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Toronto, Ontario	Finishing	Foil, foil containers
Warren, Ohio	Coating	Can end stock

(i)	We own 40% of the outstanding common shares of Logan Aluminum Inc., but we have made subsequent equipment investments such that we now have rights to approximately 64% of Logan’s total production capacity.

(ii)	The Louisville, Kentucky plant is scheduled to be closed by June 30, 2008.

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

The Logan, Kentucky facility is a processing joint venture between us and Arco Aluminum (ARCO), a subsidiary of BP plc. Our equity investment in the joint venture is 40%, while ARCO holds the remaining 60% interest. Subsequent equipment investments have resulted in us now having access to approximately 64% of Logan’s total production capacity. Logan, which was built in 1985, is the newest and largest hot mill in North America. Logan operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. Logan is a dedicated manufacturer of aluminum sheet products for the can stock market with modern equipment, efficient workforce and product focus. A portion of the can end stock is coated at North America’s Warren, Ohio facility, in addition to Logan’s on-site coating assets. Together with ARCO, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the transformed products. All of the fixed assets at Logan are directly owned by us and ARCO in varying ownership percentages or solely by us. As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying consolidated and combined financial statements, our consolidated balance sheets include the assets and liabilities of Logan.

We share control of the management of Logan with ARCO through a seven-member board of directors on which we appoint four members and ARCO appoints three members. Management of Logan is led jointly by two executive officers who are subject to approval by at least five members of the board of directors.

Our Saguenay, Quebec facility operates the world’s largest continuous caster, which produces feedstock for our three foil rolling plants located in Terre Haute, Indiana; Fairmont, West Virginia and Louisville, Kentucky. The continuous caster was developed through internal research and development and we own the process technology. Our Saguenay facility sources molten metal under long-term supply arrangements we have with Alcan.

In March 2008, management approved the closure of our light gauge converter products facility in Louisville, Kentucky. The closure is intended to bring the capacity of our North American operations in line with local market demand. We expect the action to be completed by December 2008.

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

Europe

Location	Plant Processes	Major End-Use Markets/Applications

Berlin, Germany	Converting	Packaging
Bresso, Italy	Finishing	Painted sheet
Bridgnorth, United Kingdom	Cold rolling, finishing, converting	Foil, packaging
Dudelange, Luxembourg	Continuous casting, cold rolling, finishing	Foil
Göttingen, Germany	Cold rolling, finishing	Can end, lithographic, painted sheet
Latchford, United Kingdom	Recycling	Sheet ingot from recycled metal
Ludenscheid, Germany(i)	Cold rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing	Automotive, industrial
Norf, Germany(ii)	Hot rolling, cold rolling	Can stock, foilstock, reroll
Ohle, Germany(i)	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling	Paintstock, industrial
Rogerstone, United Kingdom	Hot rolling, cold rolling	Foilstock, paintstock, reroll, industrial
Rugles, France	Continuous casting, cold rolling, finishing	Foil
Sierre, Switzerland(iii)	Hot rolling, cold rolling	Automotive sheet, industrial

(i)	We reorganized our plants in Ohle and Ludenscheid, Germany, including the closure of two non-core business lines located within those facilities as of May 2006.

(ii)	Operated as a 50/50 joint venture between us and Hydro Aluminium Deutschland GmbH (Hydro).

(iii)	We have entered into an agreement with Alcan pursuant to which Alcan retains access to the plate production capacity, which represents a portion of the total production capacity of the Sierre hot mill.

Aluminium Norf GmbH (Norf) in Germany, a 50/50 production-sharing joint venture between us and Hydro, is a large scale, modern manufacturing hub for several of our operations in Europe, and is the largest aluminum rolling mill in the world. Norf supplies hot coil for further processing through cold rolling to some of our other plants, including Goettingen and Nachterstedt in Germany and provides foilstock to our plants in

Ohle and Ludenscheid in Germany and Rugles in France. Together with Hydro, we operate Norf as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then transferred back to the supplying party on a pre-determined cost-plus basis. The facility’s capacity is shared 50/50. We own 50% of the equity interest in Norf and Hydro owns the other 50%. We share control of the management of Norf with Hydro through a jointly-controlled shareholders’ committee. Management of Norf is led jointly by two managing executives, one nominated by us and one nominated by Hydro.

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

Asia also operates a recycling furnace in Ulsan, Korea for the conversion of customer and third party recycled aluminum, including used beverage cans. Metal from recycled aluminum purchases represented 4.2% of Asia’s total shipments in fiscal 2008.

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

Total production capacity at our primary metal facilities in Ouro Preto and Aratu, Brazil was 102kt in fiscal 2008.

We conduct bauxite mining, alumina refining, primary aluminum smelting and hydro-electric power generation operations at our Ouro Preto, Brazil facility. Our owned power generation supplies approximately 25% of our smelter needs. In the Ouro Preto region, we own the mining rights to approximately 6 million tonnes of bauxite reserves. There are additional reserves in the Cataguases and Carangola regions sufficient to meet our requirements in the foreseeable future.

We also conduct primary aluminum smelting operations at our Aratu facility in Candeias, Brazil.

Item 3.	Legal Proceedings

In connection with our spin-off from Alcan, we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Alcan for claims successfully brought against Alcan or for the defense of, or defend, legal actions that arise from time to time in the normal course of our rolled products business including commercial and contract disputes, employee-related claims and tax disputes (including several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions). In addition to these assumed liabilities and contingencies, we may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity. The following describes certain environmental matters relating to our business, including those for which we assumed liability as a result of our spin-off from Alcan. None of the environmental matters include government sanctions of $100,000 or more.

Environmental Matters

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses, on those persons who contributed to the release of a hazardous substance into the environment. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of March 31, 2008 will be approximately $50 million. Of this amount, $34 million is included in Other long-term liabilities, with the remaining $16 million included in Accrued expenses and other current liabilities in our consolidated balance sheet as of March 31, 2008. Management has reviewed the environmental matters that we have previously reported for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended December 31, 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by the parties as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our consolidated balance sheets as of March 31, 2008 and 2007.

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

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nations” provision of the CCE supply agreement. Novelis Corporation moved to dismiss the complaint and on March 26, 2008, the U.S. District Court for the Northern District of Georgia issued an order granting Novelis Corporation’s motion to dismiss CCE’s claim. On April 24, 2008, CCE filed a notice of appeal of the court’s order with the United Stated Circuit Court of Appeal for the 11th Circuit. If CCE were to ultimately prevail in this appeal and litigation, the amount of damages would likely be material. We have not recorded any reserves for these matters.

Anheuser-Busch Litigation.  On September 19, 2006, Novelis Corporation filed a lawsuit against Anheuser-Busch, Inc. in federal court in Ohio. Anheuser-Busch, Inc. subsequently filed suit against Novelis Corporation and the Company in federal court in Missouri. On January 3, 2007, Anheuser-Busch, Inc.’s suit was transferred to the Ohio federal court.

Novelis Corporation alleged that Anheuser-Busch, Inc. breached the existing multi-year aluminum can stock supply agreement between the parties, and sought monetary damages and declaratory relief. Among other claims, we asserted that since entering into the supply agreement, Anheuser-Busch, Inc. has breached its confidentiality obligations and there has been a structural change in market conditions that requires a change to the pricing provisions under the agreement.

In its complaint, Anheuser-Busch, Inc. asked for a declaratory judgment that Anheuser-Busch, Inc. is not obligated to modify the supply agreement as requested by Novelis Corporation, and that Novelis Corporation must continue to perform under the existing supply agreement.

On January 18, 2008, Anheuser-Busch, Inc. filed a motion for summary judgment. On May 22, 2008, the court granted Anheuser-Busch, Inc.’s motion for summary judgment. Novelis Corporation has 30 days to file a notice of appeal with the court and is currently reviewing the court’s order to understand the reasoning behind the decision and evaluate its grounds for appeal. Novelis Corporation has continued to perform under the supply agreement during the litigation.

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

ARCO seeks a court declaration that (1) Novelis and its affiliates are prohibited from exercising any managerial authority or control over the joint venture, (2) Novelis’ interest in the joint venture is limited to an economic interest only and (3) ARCO has authority to act on behalf of the joint venture. Alternatively, ARCO is seeking a reversion of the production management function to Logan Aluminum, and a change in the composition of the board of directors of the entity that manages the joint venture. Novelis filed its answer to the complaint on July 16, 2007.

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a demand for a jury. On February 14, 2008, the judge issued an order granting our motion to hold ARCO’s summary judgment motion in abeyance. Pursuant to this ruling, the joint venture continues to conduct management and board activities as normal.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

On May 15, 2007, all of our common shares were acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (the Arrangement). Immediately following the Arrangement, Acquisition Sub transferred our common shares to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum). As of the date of filing, AV Aluminum is the sole shareholder of record of our shares.

Subsequent to completion of the Arrangement on May 15, 2007, all of our common shares were indirectly held by Hindalco. We are a domestic issuer for purposes of the Securities Exchange Act of 1934, as amended, because our 7.25% senior unsecured debt securities are publicly traded.

We currently do not pay dividends and do not intend to do so in the foreseeable future. No dividends have been declared since October 26, 2006. Future dividends are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness that would allow us to legally pay dividends and other relevant factors.

Item 6.	Selected Financial Data

You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements included in this Annual Report on Form 10-K.

Background

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements). As a result of the Arrangement, Acquisition Sub acquired all of the Company’s outstanding common shares at a price of $44.93 per share, and all outstanding stock options and other equity incentives were terminated in exchange for cash payments. The aggregate purchase price for the Company’s common shares was $3.4 billion and immediately following the Arrangement, the common shares of the Company were transferred from Acquisition Sub to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum). Hindalco also assumed $2.8 billion of Novelis’ debt for a total transaction value of $6.2 billion.

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

As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying consolidated and combined financial statements, the Arrangement was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB No. 103). Accordingly, in the accompanying March 31, 2008 consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with FASB Statement No. 141, Business Combinations. Due to the impact of push down accounting, the Company’s consolidated financial statements and certain note presentations for our fiscal year ended March 31, 2008 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through March 31, 2008, labeled “Successor”). All periods including and prior to the three months ended March 31, 2007 are also labeled “Predecessor.” The accompanying consolidated and combined financial statements shown below include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 under the Securities Exchange Act of 1934 for transition period reporting. Accordingly, the accompanying consolidated and combined financial statements present our financial position as of March 31, 2008 and 2007, and the results of our operations, cash flows and changes in shareholder’s/invested equity for the periods from May 16, 2007 through March 31, 2008 (Successor) and from April 1, 2007 through May 15, 2007 (Predecessor) (on a combined basis, our fiscal year ended March 31, 2008), the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005.

Basis of Presentation

The data presented below is derived from the following audited financial statements of the Company which are included elsewhere in this Annual Report on Form 10-K:

•	our consolidated statements of operations for:

•	the periods from May 16, 2007 through March 31, 2008 and from April 1, 2007 through May 15, 2007;

•	the three months ended March 31, 2007; and

•	the year ended December 31, 2006;

•	our consolidated and combined statement of operations for the year ended December 31, 2005 and

•	our consolidated balance sheets as of March 31, 2008 and 2007.

The data presented below is also derived from the following audited financial statements of the Company which are not included in this Annual Report on Form 10-K:

•	our combined statements of operations for the years ended December 31, 2004 and 2003;

•	our consolidated balance sheets as of December 31, 2006 and 2005; and

•	our combined balance sheets as of December 31, 2004 and 2003.

The consolidated and combined financial statements for the year ended December 31, 2005 include the results for the period from January 1 to January 5, 2005 prior to our spin-off from Alcan, in addition to the results for the period from January 6 to December 31, 2005. The combined financial results for the period from January 1 to January 5, 2005 present our operations on a carve-out accounting basis. The consolidated balance sheet as of December 31, 2005 (and subsequent periods) and the consolidated results for the period from January 6 (the date of the spin-off from Alcan) to December 31, 2005 (and subsequent periods) present our financial position, results of operations and cash flows as a stand-alone entity.

All income earned and cash flows generated by us as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to us and are included in our consolidated and combined results for the year ended December 31, 2005, with the exception of losses of $43 million ($29 million net of tax) arising from the change in fair market value of derivative contracts, primarily with Alcan. These mark-to-market losses for the period from January 1 to January 5, 2005 were recorded in the consolidated and combined statement of operations for the year ended December 31, 2005 and were recognized as a decrease in Owner’s net investment.

Our historical combined financial statements for the years ended December 31, 2004 and 2003 have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us. Management believes the assumptions underlying the historical combined financial statements are reasonable. However, the historical combined financial statements included herein may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the historical combined financial statements, includes the accumulated earnings of the businesses as well as cash transfers related to cash management functions performed by Alcan.

As of May 15, 2007, all of our common shares were indirectly held by Hindalco; thus, no earnings per share data is reported (in millions, except per share amounts).

	May 16,	April 1,	Three
	2007	2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005	2004	2003
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales	$9,965	$1,281	$2,630	$9,849	$8,363	$7,755	$6,221
Net income (loss)	$28	$(97)	$(64)	$(275)	$90	$55	$157
Dividends per common share	$—	$—	$—	$0.20	$0.36	$—	$—

	As of	As of
	March 31,	March 31,	As of December 31,
	2008	2007	2006	2005	2004	2003
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Total assets	$10,946	$5,970	$5,792	$5,476	$5,954	$6,316
Long-term debt (including current portion)	$2,575	$2,300	$2,302	$2,603	$2,737	$1,659
Short-term borrowings	$115	$245	$133	$27	$541	$964
Cash and cash equivalents	$326	$128	$73	$100	$31	$27
Shareholders’/invested equity	$3,538	$175	$195	$433	$555	$1,974

As described more fully in Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements, the consideration paid by Hindalco to acquire Novelis has been pushed down to us and allocated to the assets acquired and liabilities assumed based on our estimates of fair value, using methodologies and assumptions that we believe are reasonable. This allocation of fair value results in additional charges or income to our post-acquisition consolidated statements of operations.

In accordance with FASB Statement No. 141, during our quarter ended June 30, 2007, we substantially allocated total consideration ($3.405 billion) to the assets acquired and liabilities assumed based on our initial estimates of fair value using methodologies and assumptions that we believed were reasonable. During the three months ended March 31, 2008, we finalized the allocation of the total consideration to identifiable assets and liabilities. This is primarily due to the finalization of our assessment of the valuation of the acquired tangible and intangible assets, the allocation of fair value to our reporting units, remeasurement of postretirement benefits and the income tax implications of the new basis of accounting triggered by the Arrangement.

The final purchase price allocation includes a total of $685 million for the fair value of liabilities associated with unfavorable sales contracts ($371 million included in Other long-term liabilities and $314 million included in Accrued expenses and other current liabilities). Of this amount, $655 million relates to unfavorable sales contracts in North America. These contracts include a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. Subsequent to the Arrangement, the fair values of these liabilities are credited to Net sales over the remaining lives of the underlying contracts.

The reduction of these liabilities does not affect our cash flows. For the fiscal year ended March 31, 2008 (during the period from May 16, 2007 through March 31, 2008 only), we recorded accretion of $270 million.

Intangible assets include (1) $124 million for a favorable energy supply contract in North America, recorded at its estimated fair value, (2) $15 million for other favorable supply contracts in Europe and (3) $9 million for the estimated value of acquired in-process research and development projects that had not yet reached technological feasibility. In accordance with FASB Statement No. 141, the $9 million of acquired in-process research and development was expensed upon acquisition and charged to Research and development expenses in the period from May 16, 2007 through March 31, 2008.

We incurred a total of $64 million of fees and expenses related to the Arrangement, of which $32 million was incurred in each of the periods from April 1, 2007 through May 15, 2007, and for the three months ended March 31, 2007. These fees and expenses are included in Sale transaction fees in our condensed consolidated and combined statements of operations.

We implemented restructuring programs that included certain businesses we acquired from Alcan in the spin-off transaction. Restructuring charges related to those programs, to other actions initiated after the spin-off and impairment charges on long-lived assets, included in our results of operations for the periods presented are as follows (in millions).

	May 16,	April 1,	Three
	2007	2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005	2004	2003
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Restructuring charges — net	$6	$1	$9	$19	$10	$20	$8
Impairment charges on long-lived assets	1	—	8	—	7	75	4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to, and should be read in conjunction with, our consolidated and combined financial statements and the accompanying notes included in this Annual Report on Form 10-K for a more complete understanding of our financial condition and results of operations. The MD&A includes the following sections:

•	General;

•	Acquisition of Novelis Common Stock and Predecessor and Successor Reporting; and

•	Change in Fiscal Year End

•	Note Regarding Combined Results of Operations and Selected Financial and Operating Information Due to our Acquisition by Hindalco;

•	Highlights;

•	Our Business:

•	Business Model and Key Concepts;

•	Challenges;

•	Key Trends and Business Outlook; and

•	Spin-off from Alcan, Inc. (Alcan) (in October 2007, the Rio Tinto Group purchased all of the outstanding shares of Alcan, our former parent, and was renamed Rio Tinto Alcan).

•	Operations and Segment Review — an analysis of our consolidated and combined results of operations, on both a consolidated and combined and on a segment basis;

•	Liquidity and Capital Resources — an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources;

•	Off-Balance Sheet Arrangements — a discussion of such commitments and arrangements;

•	Contractual Obligations — a summary of our aggregate contractual obligations;

•	Dividends — our dividend history;

•	Environment, Health and Safety — our mission and commitment to environment, health and safety management;

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require significant judgments and estimates; and

•	Recently Issued Accounting Standards — a summary and discussion of our plans for the adoption of new accounting standards relevant to us.

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

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. References herein to “Alcan” refer to Rio Tinto Alcan Inc.

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of March 31, 2008, we had operations on four continents: North America; South America; Asia; and Europe, through 33 operating plants and one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

Acquisition of Novelis Common Stock and Predecessor and Successor Reporting

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements). As a result of the Arrangement, Acquisition Sub acquired all of the Company’s outstanding common shares at a price of $44.93 per share, and all outstanding stock options and other equity incentives were terminated in exchange for cash payments. The aggregate purchase price for the Company’s common shares was $3.4 billion and immediately following the Arrangement, the common shares of the Company were transferred from Acquisition Sub to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum). Hindalco also assumed $2.8 billion of Novelis’ debt for a total transaction value of $6.2 billion.

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

As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying consolidated and combined financial statements, the Arrangement was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB No. 103). Accordingly, in the accompanying March 31, 2008 consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the Company’s consolidated financial statements and certain note presentations for our fiscal year ended March 31, 2008 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through March 31, 2008, labeled “Successor”). All periods including and prior to the three months ended March 31, 2007 are also labeled “Predecessor.” The accompanying consolidated and combined financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 under the Securities Exchange Act of 1934 for transition period reporting. Accordingly, the accompanying consolidated and combined financial statements present our financial position as of March 31, 2008 and 2007; and the results of our operations, cash flows and changes in shareholder’s/invested equity for the following periods: May 16, 2007 through March 31, 2008 (Successor); April 1, 2007 through May 15, 2007 (Predecessor) (on a combined basis, our fiscal year ended March 31, 2008); the three months ended March 31, 2007; and the years ended December 31, 2006 and 2005.

Throughout MD&A, data for all periods except as of and for the year ended March 31, 2007, are derived from our audited consolidated and combined financial statements included in this Annual Report on Form 10-K. All data as of and for the year ended March 31, 2007 are derived from our unaudited condensed consolidated financial statements included in our transition period ended March 31, 2007 and our Quarterly Report on Form 10-Q for the period ended December 31, 2007.

NOTE REGARDING COMBINED RESULTS OF OPERATIONS AND SELECTED FINANCIAL AND OPERATING INFORMATION DUE TO OUR ACQUISITION BY HINDALCO

As discussed above, the Arrangement created a new basis of accounting. Under accounting principles generally accepted in the United States of America (GAAP), the consolidated financial statements for our fiscal year ended March 31, 2008 are presented in two distinct periods, as Predecessor and Successor entities, and are not comparable in all material respects. However, within MD&A, in order to facilitate a discussion of our results of operations, segment information and liquidity and capital resources for the year ended March 31, 2008 on a combined basis, in comparison with a similar period, we prepared and are presenting financial information for the twelve months ended March 31, 2007, which includes the three month transition period ended March 31, 2007 and the nine months ended December 31, 2006, on a combined basis. Wherever practicable, the discussion below compares the consolidated financial statements for the fiscal year ended March 31, 2008 with the combined financial statements for the year ended March 31, 2007. For purposes of MD&A, we believe that this comparison provides a more meaningful analysis.

In addition, our Predecessor and Successor operating results, segment information and cash flows for the period from April 1, 2007 through May 15, 2007, and for the period from May 16, 2007 through March 31, 2008, are presented herein on a combined basis.

The combined operating results, segment information and cash flows are non-GAAP financial measures, do not include any pro forma assumptions or adjustments and should not be used in isolation or substitution of the Predecessor and Successor operating results, segment information or cash flows.

Shown below are combining schedules of (1) shipments and (2) our results of operations for periods attributable to the Successor and Predecessor, and the combined presentation for the year ended March 31, 2008 that we use throughout MD&A.

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31, 2008	May 15, 2007	March 31, 2008
	Successor	Predecessor	Combined
Combined Shipments:
Shipments (kt)(A):
Rolled products(B)	2,640	348	2,988
Ingot products(C)	147	15	162

Total shipments	2,787	363	3,150

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil, foundry products in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum.

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31, 2008	May 15, 2007	March 31, 2008
	Successor	Predecessor	Combined
Combined Results of Operations ($ in millions):
Net sales	$9,965	$1,281	$11,246

Cost of goods sold (exclusive of depreciation and amortization shown below)	9,042	1,205	10,247
Selling, general and administrative expenses	319	95	414
Depreciation and amortization	367	28	395
Research and development expenses	46	6	52
Interest expense and amortization of debt issuance costs — net	173	26	199
(Gain) loss on change in fair value of derivative instruments — net	(22)	(20)	(42)
Equity in net (income) loss of non-consolidated affiliates	4	(1)	3
Sale transaction fees	—	32	32
Other (income) expenses — net	—	4	4

	9,929	1,375	11,304

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	36	(94)	(58)
Provision (benefit) for taxes on income (loss)	3	4	7

Income (loss) before minority interests’ share	33	(98)	(65)
Minority interests’ share	(5)	1	(4)

Net income (loss)	$28	$(97)	$(69)

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the years ended March 31, 2008 and 2007; and December 31, 2006 and 2005 are presented briefly below. Each is discussed in further detail throughout MD&A.

•	Shipments and selected financial information are as follows (in millions, except shipments, which are in kt):

	Year Ended
	March 31,		December 31,
	2008	2007	2006	2005
	Combined	Predecessor	Predecessor

Shipments (kt):
Rolled products	2,988	2,951	2,960	2,873
Ingot products	162	162	163	214

Total shipments	3,150	3,113	3,123	3,087

Net sales	$11,246	$10,160	$9,849	$8,363
Net income (loss)	$(69)	$(265)	$(275)	$90
Net increase (decrease) in total debt(A)	$82	$18	$(195)	$(321)

(A)	Net increase (decrease) in total debt is measured comparing the period-end amounts of our total outstanding debt (including short-term borrowings) as shown in our consolidated balance sheets. For the year ended March 31, 2008, the net increase in total debt excludes unamortized fair value adjustments recorded as part of the Arrangement. For the year ended December 31, 2005, the net decrease in total debt is measured as the reduction from our total debt of $2.951 billion as of January 6, 2005, the date of our spin-off from Alcan.

•	Rolled products shipments increased in fiscal 2008 primarily due to increased shipments in the can market in Europe, South America and Asia. The increase in demand for can products was partially offset by decreased shipments in the industrial and automotive markets in North America and Europe.

•	London Metal Exchange (LME) pricing for aluminum (metal) was an average of 1.5% lower during the year ended March 31, 2008 than the comparable prior year period. Cash prices have trended up at the end of this fiscal year. As of March 31, 2008 and 2007; December 31, 2007 and 2006, cash prices per metric tonne were $2,935 and $2,792; $2,850 and $2,285, respectively. This trend positively impacted our fiscal 2008 fourth quarter results as described more fully under Metal Price Lag below.

•	Net sales for the year ended March 31, 2008 increased from the prior year primarily due to (1) increased conversion premium, (2) strengthening of the euro against the U.S. dollar, (3) accretion of fair value reserves associated with the sales contracts subject to metal price ceilings, (4) metal price lag, (5) increased volume and (6) a reduction of sales subject to metal price ceilings. These metal price ceilings prevent us from passing metal price increases above a specified level through to certain customers. During the years ended March 31, 2008 and 2007, we were unable to pass through approximately $230 million and $460 million, respectively, of metal price increases associated with sales under these contracts for a net favorable impact of approximately $230 million.

Net sales for the year ended December 31, 2006 increased from the prior year primarily due to the increase in the LME. However, the benefit of higher LME prices was limited by metal price ceilings in sales contracts representing approximately 20% of our shipments in the year ended December 31, 2006. During the years ended December 31, 2006 and 2005, we were unable to pass through approximately $475 million and $75 million, respectively, of metal price increases associated with sales under these contracts for a net unfavorable comparable impact of approximately $400 million.

•	During the years ended March 31, 2008 and 2007; December 31, 2006 and 2005, we recognized pre-tax gains of $42 million and $39 million; $63 million and $269 million, respectively, related to the change in fair value of derivative instruments. For segment reporting purposes, Segment Income

(defined in Operating Segment Review below) includes approximately $32 million and $228 million; $249 million and $83 million of cash-settled derivative gains for the years ended March 31, 2008 and 2007; December 31, 2006 and 2005, respectively.

•	Compared to the year ended March 31, 2007, our net loss for the year ended March 31, 2008 was impacted by $43 million of incremental stock compensation expense associated with the Arrangement and $21 million of incremental income associated with push-down accounting and the allocation of purchase price.

•	As of March 31, 2008, our total debt increased by $82 million from the prior year (excluding unamortized fair value adjustments recorded as part of the acquisition by Hindalco). The increase in debt was driven primarily by costs associated with or triggered by the Arrangement that were in excess of the additional $92 million of equity contributed by Hindalco as well as increased cash and cash equivalents as compared to the prior year by $198 million.

•	As described more fully in Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements, the consideration paid by Hindalco to acquire Novelis has been pushed down to us and allocated to the assets acquired and liabilities assumed based on our estimates of fair value, using methodologies and assumptions that we believe are reasonable. This allocation of fair value results in additional charges or income to our post-acquisition consolidated statements of operations. A summary of the impacts of these items on our pre-tax income and Segment Income for our fiscal year ended March 31, 2008 is shown below (in millions).

	Increase (Decrease) to:
	Pre-Tax	Segment
	Income	Income(A)

Depreciation and amortization	$(162)	$—
Can ceiling contracts	270	270
Other favorable/unfavorable contracts	(8)	(8)
In-process research and development	(9)	(9)
Inventory	(35)	(35)
Equity investments	(38)	—
Fair value of debt	3	—

Total impact	$21	$218

(A)	We use Segment Income to measure the profitability and financial performance of our operating segments, as discussed below in “OPERATING SEGMENT REVIEW FOR THE YEAR ENDED MARCH 31, 2008 (TWELVE MONTHS COMBINED NON-GAAP) COMPARED TO THE YEAR ENDED MARCH 31, 2007 (TWELVE MONTHS COMBINED NON-GAAP)” and “FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005.”

OUR BUSINESS

Business Model and Key Concepts

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium” price on the conversion cost to produce the rolled product and the competitive market conditions for that product.

Metal Price Ceilings

Sales contracts representing approximately 10% of our fiscal 2008 shipments provide for a ceiling over which metal prices could not contractually be passed through to certain customers, unless adjusted. This negatively impacts our margins when the price we pay for metal is above the ceiling price contained in these contracts. During the years ended March 31, 2008 and 2007; December 31, 2006 and 2005, we were unable to pass through approximately $230 million and $460 million; $475 million and $75 million, respectively, of metal purchase costs associated with sales under theses contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

Our exposure to metal price ceilings approximates 8% of estimated shipments for the fiscal year 2009. Based on a March 31, 2008 aluminum price of $2,935 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $286 — $312 million in fiscal 2009 and $215 — $233 million in the aggregate thereafter.

In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into Net sales over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. For the year ended March 31, 2008 (during the period from May 16, 2007 through March 31, 2008 only), we recorded accretion of $270 million.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. We currently purchase forward derivative instruments to hedge our exposure to further metal price increases.

Metal Price Lag

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference between the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices our earnings benefit from this timing difference while the opposite is true in periods of declining prices, and we refer to this timing difference as “metal price lag.” During the year ended March 31, 2008, metal price lag negatively impacted our results by $20 million and favorably impacted the comparable prior years ended March 31, 2007, December 31, 2006 and 2005 by approximately $80 million, $46 million and $27 million, respectively. These amounts are reported herein without regard to the effects of any derivative instruments we purchased to offset this risk as described below. For general metal price lag exposure we sell short-term LME forward contracts to help mitigate the exposure, although exact offset hedging is not achieved.

Certain of our sales contracts, most notably in Europe, contain fixed metal prices for periods of time such as four to thirty-six months. In some cases, this can result in a negative (positive) impact on sales, compared to current prices, as metal prices increase (decrease) because the prices are fixed at historical levels. The positive or negative impact on sales under these contracts has not been included in the metal price lag effect quantified above, as we enter into forward metal purchases simultaneous with the sales contracts thereby mitigating the exposure to changing metal prices on sales under these contracts.

The impacts of the above mentioned items on Net sales and Segment Income are described more fully in the Operations and Segment Review where appropriate.

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

External Economic Factors

First, we have not fully covered our exposure relative to the metal price ceilings with the three hedging strategies described above. This is primarily a result of (i) not being able to purchase derivative instruments with strike prices that directly coincide with the metal price ceilings, and (ii) our recycling operations providing less internal hedge benefit than we previously expected, as the spread between UBC prices and LME prices has compressed.

Second, we are concerned about further strengthening of the Brazilian real, which strengthened 15% and 10% against the U.S. dollar in fiscal 2008 and 2006, respectively. In Brazil, where we have predominantly U.S. dollar selling prices and local currency operating costs, we benefit as the Brazilian real weakens, but are adversely affected as it strengthens. In 2006, we began hedging this risk with derivative instruments in the short-term, but we are still exposed to long-term fluctuations in the Brazilian real.

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

A portion of our electricity requirements is purchased pursuant to long-term contracts in the local regions in which we operate, and a number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 25% of that region’s total electricity requirements, and in North America we have an existing long-term contract for certain electricity costs at fixed rates. As of March 31, 2008, we have a nominal amount of forward purchases outstanding relating to natural gas. While these arrangements help to minimize the impact of near-term energy price increases, we have not fully mitigated our exposure to rising energy prices on a global basis.

Fourth, prices for alloys that we utilized in our manufacturing process such as magnesium and manganese have increased substantially in the fiscal year. To offset the increase in these prices we instated an alloy up-charge in the fourth quarter of fiscal year 2008 where contractually feasible.

Hindalco Integration

Following the acquisition by Hindalco, we continued to mange our business as a stand-alone company during fiscal 2008 in much the same manner as when our common equity was publicly held. More recently,

we have begun to define the scope of our management authority in the context of our being owned by an integrated primary producer of aluminum. Specifically, we are working with Hindalco to define the appropriate level of our management autonomy; align our corporate cultures, management philosophies, strategic plans, and policies; integrate our information technology and financial control systems; and hire and retain key personnel. While we expect to be successful in this undertaking, we recognize that the integration process with Hindalco will require substantial management time and energy.

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

We have observed a structural shift in aluminum prices, which have risen to unprecedented, sustained levels and reacted suddenly upward and downward based on market events. Before this recent rise in prices, the long-term historical average price for aluminum was approximately $1,500 per tonne. We do not try to predict aluminum prices, but market consensus indicates that it is unlikely that they will return to this level in the short-term. In the long-term, we use the LME forward curve model as a reasonable approximation of what aluminum prices may be in the future; however, the LME is a marketplace and there can be considerable deviation of actual prices from forward prices. As we migrate away from the metal price ceilings contracts and toward a pure conversion model, the price of aluminum should not influence performance in the long-run, other than its effect on ultimate customer demand and working capital.

As described above in Metal Price Ceilings, we have reduced our exposure to metal price ceilings to approximately 8% of estimated shipments in fiscal 2009. However, to the extent that metal prices stay at current levels we expect that operating margins and cash flows from operations will be negatively impacted by the amount of metal purchase price that we are unable to pass through to our customers. Based on a March 31, 2008 aluminum price of $2,935 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $286 — $310 million in fiscal 2009 and $215 — $233 million in the aggregate thereafter. Under these scenarios, and ignoring working capital timing, we expect that cash flows from operations will be impacted negatively by these same amounts, offset partially by reduced income taxes. For fiscal 2009, we have mitigated this impact by purchasing derivative instruments priced at $3,025 per tonne. While we have not entered into any derivative contracts beyond December 2009, we are partially protected against further increases in metal prices due to our smelting operations in South America and our global recycling operations.

As of April 30, 2008, the current LME price is $2,895 per tonne and the forward curve continues to be relatively flat, indicating long term prices above $3,000 per tonne. If aluminum prices continue to be above this level, our free cash flow will be negatively impacted in the near term due to the metal price ceilings discussed above, as well as additional working capital requirements as a result of the increased price. We expect that this will reduce our available liquidity in the short term beginning in fiscal year 2009. The impact of sustained aluminum prices on liquidity is further discussed in the Liquidity and Capital Resources section of MD&A.

For the year ended March 31, 2008, we incurred a net loss of $69 million due primarily to the impact of the metal price ceilings, increased depreciation and amortization as a result of our acquisition by Hindalco and sale transaction fees, the last of which caused us to incur higher than normal corporate costs. We believe that our operating results will improve in fiscal 2009 primarily because (1) strong demand in South America and Asia, (2) additional conversion premium improvements and favorable mix, and (3) reduced general and administrative costs as compared to the fiscal year 2008 as a result of the transaction.

Spin-off from Alcan, Inc.

On May 18, 2004, Alcan announced its intention to transfer its rolled products businesses into a separate company and to pursue a spin-off of that company to its shareholders. The rolled products businesses were managed under two separate operating segments within Alcan — Rolled Products Americas and Asia; and Rolled Products Europe. On January 6, 2005, Alcan and its subsidiaries contributed and transferred to Novelis substantially all of the aluminum rolled products businesses operated by Alcan, together with some of Alcan’s alumina and primary metal- related businesses in Brazil, which are fully integrated with the rolled products operations there, as well as four rolling facilities in Europe whose end-use markets and customers were similar to ours.

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

For the year ended March 31, 2008, the following occurred relating to existing Alcan pension plans covering our employees:

a) In October 2007, we completed the transfer of U.K. plan assets and liabilities from Alcan to Novelis. Plan liabilities assumed exceeded plan assets received by $4 million. We made an additional contribution of approximately $2 million to the plan in February 2008.

b) In April 2008, Alcan transferred $49 million to the Novelis Pension Plan (Canada) for the first payment. We expect to receive a second payment of $1 million by the end of fiscal year 2009. Plan liabilities assumed is expected to equal plan assets to be received.

OPERATIONS AND SEGMENT REVIEW

The following discussion and analysis is based on our consolidated and combined statements of operations, which reflect our results of operations for the fiscal year ended March 31, 2008 (as prepared on a combined non-GAAP basis), and the years ended March 31, 2007 (as prepared on a combined non-GAAP basis), December 31, 2006 and 2005.

The following tables present our shipments, our results of operations, prices for aluminum, oil and natural gas and key currency exchange rates for the periods referred to above, and the changes from period to period.

					Percent Change
					Year Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

Shipments (kt):
Rolled products, including tolling (the conversion of customer-owned metal)	2,988	2,951	2,960	2,873	1.3%	3.0%
Ingot products, including primary and secondary ingot and recyclable aluminum	162	162	163	214	—%	(23.8)%

Total shipments	3,150	3,113	3,123	3,087	1.2%	1.2%

					Percent Change
					Year
					Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

Results of Operations ($ in millions):
Net sales	$11,246	$10,160	$9,849	$8,363	10.7%	17.8%
Cost of goods sold (exclusive of depreciation and amortization shown below)	10,247	9,629	9,317	7,570	6.4%	23.1%
Selling, general and administrative expenses	414	417	410	352	(0.7)%	16.5%
Depreciation and amortization	395	233	233	230	69.5%	1.3%
Research and development expenses	52	39	40	41	33.3%	(2.4)%
Interest expense and amortization of debt issuance costs — net	199	208	206	194	(4.3)%	6.2%
Gain (loss) on change in fair value of derivative instruments — net	(42)	(39)	(63)	(269)	7.7%	(76.6)%
Equity in net (income) loss of non-consolidated affiliates	3	(16)	(16)	(6)	(118.8)%	166.7%
Sale transaction fees	32	32	—	—	—%	—%
Litigation settlement — net of insurance recoveries	—	—	—	40	—%	n.m.
Other (income) expenses — net	4	18	—	(13)	(77.8)%	n.m.

	11,304	10,521	10,127	8,139	7.4%	24.4%

Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change	(58)	(361)	(278)	224	(83.9)%	(224.1)%
Provision (benefit) for taxes on income (loss)	7	(99)	(4)	107	(107.1)%	(103.7)%

Income (loss) before minority interests’ share and cumulative effect of accounting change	(65)	(262)	(274)	117	(75.2)%	(334.2)%
Minority interests’ share	(4)	(3)	(1)	(21)	33.3%	(95.2)%

Net income (loss) before cumulative effect of accounting change	(69)	(265)	(275)	96	(74.0)%	(386.5)%
Cumulative effect of accounting change — net of tax	—	—	—	(6)	—%	n.m.

Net income (loss)	$(69)	$(265)	$(275)	$90	(74.0)%	(405.6)%

n.m. — not meaningful

					Percent Change
					Year Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of period	$2,935	$2,792	$2,850	$2,285	5.1%	24.7%
Average cash price during period	$2,624	$2,665	$2,567	$1,897	(1.5)%	35.3%

					U.S. Dollar
					Strengthen/(Weaken)
					Year Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per euro	1.432	1.294	1.266	1.240	(10.7)%	(2.1)%
Brazilian real per U.S. dollar	1.837	2.148	2.164	2.407	(14.5)%	(10.1)%
South Korean won per U.S. dollar	932	944	950	1,023	(1.3)%	(7.1)%
Canadian dollar per U.S. dollar	1.025	1.135	1.131	1.209	(9.7)%	(6.5)%

					Percent Change
					Year Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude — Average settlement price (per barrel)	$78.80	$64.02	$65.28	$50.03	23.1%	30.5%
Natural Gas — Average Henry Hub contract settlement price (per MMBTU)(A)	$7.18	$6.67	$7.23	$8.62	7.6%	(16.1)%

(A)	One MMBTU is the equivalent of one decatherm, or one million British Thermal Units (BTUs).

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2008 (TWELVE MONTHS COMBINED NON-GAAP) COMPARED TO THE YEAR ENDED MARCH 31, 2007 (TWELVE MONTHS COMBINED NON-GAAP)

Shipments

Rolled products shipments increased in fiscal 2008 primarily due to increased shipments in the can market in Europe, South America and Asia. The increase in demand for can products was partially offset by decreased shipments in the industrial and automotive markets in North America and Europe.

Net sales

Net sales for the year ended March 31, 2008 increased from the prior year due to (1) increased conversion premium of $250 million, (2) accretion of fair value reserves associated with the can ceiling contracts of $270 million, (3) strengthening of the euro against the U.S. dollar of $150 million, (4) metal price lag of $100 million, (5) increased volume of $54 million and (6) reduction of net sales under metal price ceiling contracts of $230 million. These metal price ceilings prevent us from passing metal price increases above a specified level through to certain customers.

Net sales for 2008 were adversely impacted in North America due to price ceilings on certain sales contracts, which limited our ability to pass through approximately $230 million of metal purchase costs. In comparison, we were unable to pass through approximately $460 million of metal purchase costs in the comparable prior year period, for a net favorable impact of approximately $230 million.

Costs and expenses

The following table presents our costs and expenses for the years ended March 31, 2008 and 2007, in dollars and expressed as percentages of net sales.

	Year Ended March 31,
	2008		2007
	$ in	% of	$ in	% of
	millions	net sales	millions	net sales
	Combined		Predecessor

Cost of goods sold (exclusive of depreciation and amortization shown below)	$10,247	91.1%	$9,629	94.8%
Selling, general and administrative expenses	414	3.7%	417	4.1%
Depreciation and amortization	395	3.5%	233	2.3%
Research and development expenses	52	0.5%	39	0.4%
Interest expense and amortization of debt issuance costs — net	199	1.8%	208	2.0%
Gain (loss) on change in fair value of derivative instruments — net	(42)	(0.4)%	(39)	(0.4)%
Equity in net (income) loss of non-consolidated affiliates	3	—%	(16)	(0.2)%
Sale transaction fees	32	0.3%	32	0.3%
Other (income) expenses — net	4	—%	18	0.2%

	$11,304	100.5%	$10,521	103.5%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs, and as a percentage of net sales, cost of goods sold was adversely impacted in both periods due to price ceilings on certain sales contracts, as discussed above; however, the current year benefited from less volume sold under these contracts, as well as the accretion of the contract fair value reserves. As a percentage of net sales, cost of goods sold also improved as a result of pricing improvements across all regions, partially offset by certain operational cost increases.

Selling, general and administrative expenses (SG&A).  SG&A decreased slightly as a result of corporate costs which were approximately $21 million lower, offset by increased stock compensation costs associated with our acquisition by Hindalco. Corporate cost reductions were driven primarily by reduced spending on third party consultants at our corporate headquarters and lower long-term incentive compensation.

Depreciation and amortization.  Depreciation and amortization increased due to our acquisition by Hindalco. As a result of the acquisition, the consideration paid by Hindalco has been pushed down to us and allocated to the assets acquired and liabilities assumed based on their estimated fair value. As a result, property, plant and equipment and intangible assets increased approximately $2.3 billion. The increase in asset values, all of which is non-cash, is charged to depreciation and amortization expense in future periods based on the estimated useful lives of the individual assets.

Research and development expenses.  Research and development expenses increased compared to the prior year due to the accounting associated with our acquisition by Hindalco. For the year ended March 31, 2008, we recorded a charge of $9 million for the estimated value of acquired in-process research and development projects that had not yet reached technological feasibility.

Interest expense and amortization of debt issuance costs — net.  Interest expense declined primarily due to the elimination of penalty interest incurred in the prior year as a result of our delayed filings and lower interest rates on our variable rate debt in the current year.

Sale transaction fees.  We incurred $32 million of fees and expenses related to the Arrangement during each of the years ended March 31, 2008 and 2007.

Other (income) expenses — net.  The reconciliation of the difference between the years is shown below (in millions):

Other (Income)
Expenses — Net

Other (income) expenses — net for the year ended March 31, 2007	$18
Restructuring charges — net of $7 million in 2008 compared to $27 million in 2007	(20)
Exchange losses of $2 million in 2008 compared to $3 million in 2007	(1)
Impairment charges on long-lived assets of $1 million in 2008 compared to $8 million in 2007	(7)
Gain on sale of equity interest in non-consolidated affiliate in 2007 only	15
Gain on sale of rights to develop and operate hydroelectric power plants in 2007 only	11
Losses on disposals of property, plant and equipment — net in 2007 only	(6)
Other — net	(6)

Other (income) expenses — net for the year ended March 31, 2008	$4

Provision (benefit) for taxes on income (loss)

For the year ended March 31, 2008, we recorded a $7 million provision for taxes on our pre-tax loss of $55 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (13)%. Our effective tax rate is greater than the benefit at the Canadian statutory rate due primarily to (1) a $78 million benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences, partially offset by (2) a $30 million of exchange remeasurement of deferred income taxes, (3) a $62 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect and (4) a $7 million decrease in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (5) $17 million increase in uncertain tax positions recorded under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

For the year ended March 31, 2007, we recorded a $99 million benefit for taxes on our pre-tax loss of $377 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 26%. Our effective tax rate is less than the benefit at the Canadian statutory rate due primarily to a $65 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, more than offset by (1) a $61 million increase in valuation allowances related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (2) an $11 million expense from expense/

income items with no tax effect — net and (3) a $11 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect.

Net income (loss)

We reported a net loss of $69 million for the year ended March 31, 2008, compared to a net loss of $265 million for the year ended March 31, 2007. The reduction in net loss was primarily driven by the decrease in net sales under metal price ceiling contracts as discussed above.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Shipments

Rolled products shipments increased in 2006 primarily due to increased shipments in the can market in North America, South America and Europe, as well as increased shipments of hot and cold rolled intermediate products in Europe. Ingot product shipments declined in fiscal 2006 due to the closure of our Borgofranco, Italy facility and lower re-melt shipments in Europe.

Net sales

Higher net sales for the year ended December 31, 2006 compared to 2005 resulted primarily from the increase in LME metal conversion premiums, which was 35% higher on average during 2006 than 2005. Metal represents approximately 60% — 70% of the sales value of our products. Net sales for 2006 was adversely impacted in North America due to price ceilings on certain can contracts, which limited our ability to pass through approximately $475 million of metal price increases. During 2005, we were unable to pass through approximately $75 million of metal price increases, for a net unfavorable comparable impact of approximately $400 million.

Costs and expenses

The following table presents our costs and expenses for the years ended December 31, 2006 and 2005, in dollars and expressed as percentages of net sales.

	Year Ended December 31,
	2006		2005
	$ in	% of	$ in	% of
	millions	net sales	millions	net sales
	Predecessor		Predecessor

Cost of goods sold (exclusive of depreciation and amortization shown below)	$9,317	94.6%	$7,570	90.5%
Selling, general and administrative expenses	410	4.1%	352	4.2%
Depreciation and amortization	233	2.4%	230	2.8%
Research and development expenses	40	0.4%	41	0.5%
Interest expense and amortization of debt issuance costs — net	206	2.1%	194	2.3%
Gain (loss) on change in fair value of derivative instruments — net	(63)	(0.6)%	(269)	(3.2)%
Equity in net (income) loss of non-consolidated affiliates	(16)	(0.2)%	(6)	(0.1)%
Litigation settlement — net of insurance recoveries	—	—%	40	0.5%
Other (income) expenses — net	—	—%	(13)	(0.2)%

	$10,127	102.8%	$8,139	97.3%

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

Selling, general and administrative expenses.  SG&A increased in 2006 primarily because corporate costs increased from $72 million in 2005 to $127 million in 2006. Higher corporate costs were driven by (1) an incremental $23 million of consulting, legal, audit and other professional fees incurred in connection with the restatement and review process, delayed filings and as a result of our continued reliance on third party consultants to support our financial reporting requirements, (2) approximately $10 million of severance associated with certain corporate executives, (3) $11 million of incremental stock compensation expense primarily associated with changes in fair values of previously issued share-based awards that are settled in cash and the option plan amendment approved during the fourth quarter, as described in Note 13 — Share-Based Compensation to our consolidated and combined financial statements and (4) generally higher employee costs as a result of additional permanent hires made since our inception.

Interest expense and amortization of debt issuance costs — net.  In 2005, we expensed $11 million in debt issuance fees on undrawn credit facilities during our first quarter used to back up the Alcan notes we received in January 2005 as part of the spin-off. Excluding the debt issuance fees, interest expense increased in 2006 over 2005 primarily as a result of (1) penalty interest we incurred during 2006 due to the late filing of our financial statements and (2) higher interest rates on our remaining variable rate debt, which were partially offset by lower interest expense as a result of reduced debt levels.

Gain (loss) on change in fair value of derivative instruments — net.  The decreased loss on change in fair value of derivative instruments primarily reflects the impact of higher LME forward prices.

Litigation settlement — net of insurance recoveries.  We recorded a $40 million pre-tax charge in 2005 in connection with the Reynolds Boat Case as described in Note 19 — Commitments and Contingencies to our consolidated and combined financial statements.

Other (income) expenses — net.  The reconciliation of the difference between the years is shown below (in millions).

Other (Income)
Expenses — Net

Other (income) expenses — net for the year ended December 31, 2005	$(13)
Restructuring charges — net of $19 million in 2006 compared to $10 million in 2005	9
Exchange gains of $8 million in 2006 compared to $6 million in 2005	(2)
Impairment charges on long lived assets in 2005 only	(7)
Loss on disposal of business in 2006 only	15
Gain on sale of equity interest in non-consolidated affiliate in 2006 only	(15)
Gain on sale of rights to develop and operate hydroelectric power plants in 2006 only	(11)
Losses on disposals of property, plant and equipment — net of $5 million 2006 compared to gains of $17 million in 2005	22
Other — net	2

Other (income) expenses — net for the year ended December 31, 2006	$—

During 2006, we announced several restructuring programs related to our central management and administration offices in Zurich, Switzerland; our Neuhausen research and development center in Switzerland; our Goettingen facility in Germany; and the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closing of two non-core business lines located within those facilities. Additionally, during 2006, we continued to incur costs relating to the shutdown of our Borgofranco facility in Italy. We incurred aggregate restructuring charges of approximately $16 million in 2006 in connection with these programs. Restructuring charges in 2005 were substantially attributable to provisions we made in the fourth quarter after announcing our intent to close our Borgofranco foundry alloys business. See Note 3 — Restructuring Programs to our accompanying consolidated and combined financial statements.

During 2005 we incurred a $5 million impairment charge on the value of the property, plant and equipment at the Borgofranco foundry alloys business. See Note 6 — Property, Plant and Equipment to our consolidated and combined financial statements.

During both 2006 and 2005, we disposed of certain businesses, equity interests not considered core to our ongoing business, rights, and fixed assets. See Note 17 — Other (income) expenses — net to our consolidated and combined financial statements.

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

For the year ended December 31, 2005, our provision for income taxes includes expense of $23 million related to exchange translation items and a benefit of $10 million associated with out-of-period adjustments. From an effective tax rate perspective, these are the primary explanations why our effective tax provision or benefit differs from that at the Canadian statutory tax rate of 33%.

Net income (loss)

We reported a net loss of $275 million for the year ended December 31, 2006 compared to net income of $90 million for the year ended December 31, 2005. Net income for 2005 included our consolidated net income of $119 million for the period from January 6, 2005 (the effective date of the spin-off) to December 31, 2005 and a combined net loss of $29 million on the mark-to-market of derivative instruments, primarily with Alcan, for the period from January 1 to January 5, 2005, prior to the spin-off, as described in Note 1 — Business and Summary of Significant Accounting Policies — Basis of Presentation, Consolidation and Combination: Year Ended December 31, 2005 to our consolidated and combined financial statements.

OPERATING SEGMENT REVIEW FOR THE YEAR ENDED MARCH 31, 2008 (TWELVE MONTHS COMBINED NON-GAAP) COMPARED TO THE YEAR ENDED MARCH 31, 2007 (TWELVE MONTHS COMBINED NON-GAAP) AND FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

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

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying consolidated and combined financial statements included in this Annual Report on Form 10-K.

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

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the consolidated financial statements for our fiscal year ended March 31, 2008 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate a discussion of our segment information for the year ended March 31, 2008 in comparison with the year ended March 31, 2007, our Predecessor and Successor segment information is presented herein on a combined basis. The combined segment information are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor segment information.

Net sales

Shown below is the schedule of Net sales by operating segment for periods attributable to the Successor, Predecessor and the combined presentation for the year ended March 31, 2008 that we use throughout MD&A (in millions).

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31, 2008	May 15, 2007	March 31, 2008
	Successor	Predecessor	Combined
Combined Net sales by Operating Segment:
North America	$3,655	$446	$4,101
Europe	3,828	510	4,338
Asia	1,602	216	1,818
South America	885	109	994

Total Combined Net sales(A)	$9,970	$1,281	$11,251

(A)	Combined Net sales do not include the elimination of results from our non-consolidated affiliates on a proportionately consolidated basis. The Net sales attributable to our non-consolidated affiliates were $5 million for the period from May 16, 2007 through March 31, 2008 and less than $1 million for the period from April 1, 2007 through May 15, 2007.

Segment Income

Shown below is the schedule of our reconciliation from Total Segment Income (Loss) to Net income (loss) by operating segment for periods attributable to the Successor, Predecessor and the combined presentation for the year ended March 31, 2008 that we use throughout MD&A (in millions).

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31, 2008	May 15, 2007	March 31, 2008
	Successor	Predecessor	Combined
Combined Results by Operating Segment:
Segment Income (Loss)
North America	$266	$(24)	$242
Europe	241	32	273
Asia	46	6	52
South America	143	18	161

Total Segment Income (Loss)	696	32	728
Interest expense and amortization of debt issuance costs — net	(173)	(26)	(199)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(8)	5	(3)
Realized gains (losses) on corporate derivative instruments — net	16	(3)	13
Depreciation and amortization	(367)	(28)	(395)
Impairment charges on long-lived assets	(1)	—	(1)
Minority interests’ share	(5)	1	(4)
Adjustment to eliminate proportional consolidation(B)	(65)	(7)	(72)
Restructuring charges — net	(6)	(1)	(7)
Corporate selling, general and administrative expenses	(55)	(35)	(90)
Other costs — net	(1)	1	—
Sale transaction fees	—	(32)	(32)
Benefit (provision) for taxes on income (loss)	(3)	(4)	(7)

Net income (loss)	$28	$(97)	$(69)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period.

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our consolidated and combined statements of operations. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions in the accompanying consolidated and combined financial statements for further information about these non-consolidated affiliates.

Reconciliation

The following table presents Segment Income (Loss) by operating segment and reconciles Total Segment Income to Net income (loss) (in millions).

	Year Ended
	March 31,		December 31,
	2008	2007	2006	2005
	Combined	Predecessor	Predecessor

Segment Income (Loss)
North America	$242	$(54)	$20	$193
Europe	273	276	245	195
Asia	52	72	82	106
South America	161	182	165	112

Total Segment Income (Loss)	728	476	512	606
Interest expense and amortization of debt issuance costs — net	(199)	(208)	(206)	(194)
Unrealized gains (losses) on change in fair value of derivative instruments — net	(3)	(152)	(151)	141
Realized gains (losses) on corporate derivative instruments — net	13	(37)	(35)	45
Depreciation and amortization	(395)	(233)	(233)	(230)
Impairment charges on long-lived assets	(1)	(8)	—	(7)
Minority interests’ share	(4)	(3)	(1)	(21)
Adjustment to eliminate proportional consolidation	(72)	(36)	(35)	(36)
Restructuring charges — net	(7)	(27)	(19)	(10)
Gain (loss) on disposals of property, plant and equipment and businesses — net	—	(6)	(20)	17
Corporate selling, general and administrative expenses	(90)	(127)	(128)	(78)
Other costs — net	—	29	37	10
Litigation settlement — net of insurance recoveries	—	—	—	(40)
Sale transaction fees	(32)	(32)	—	—
Benefit (provision) for taxes on income (loss)	(7)	99	4	(107)
Cumulative effect of accounting change — net of tax	—	—	—	(6)

Net income (loss)	$(69)	$(265)	$(275)	$90

Operating Segment Results

North America

As of March 31, 2008, North America manufactured aluminum sheet and light gauge products through 10 aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America (in millions, except for shipments, which are in kt).

					Percent Change
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor	Predecessor

Shipments (kt):
Rolled products	1,102	1,135	1,156	1,119	(2.9)%	3.3%
Ingot products	64	74	73	75	(13.5)%	(2.7)%

Total shipments	1,166	1,209	1,229	1,194	(3.6)%	2.9%

Net sales	$4,101	$3,721	$3,691	$3,265	10.2%	13.0%
Segment Income (Loss)	$242	$(54)	$20	$193	548.1%	(89.6)%
Total assets	$3,892	$1,566	$1,476	$1,547	148.5%	(4.6)%

2008 versus 2007

Shipments

Rolled products shipments declined due to reduced industrial products, light gauge and lower can volumes. Industrial products and light gauge demand has declined primarily due to a slowdown in the housing and transportation markets. Ingot product shipments declined during the year ended March 31, 2008 due to lower scrap sales and improved internal use of primary ingot, excess amounts of which were sold to third parties in the year ended March 31, 2007.

Net sales

Net sales increased primarily as a result of reduced exposure to contracts with price ceilings and contract fair value accretion as discussed above in Metal Price Ceilings. During the fiscal year ended March 31, 2008, we were unable to pass through approximately $230 million of metal purchase costs. During the comparable prior year period, we were unable to pass through approximately $460 million of metal purchase costs, for a net favorable comparable impact of approximately $230 million. Sales during the fiscal year 2008 were also favorably impacted by (1) increase in conversion premium of $59 million, (2) contracts priced in prior periods of $59 million and (3) $270 million related to the accretion of the contract fair value reserves, as discussed in Metal Price Ceilings. These factors were partially offset by unfavorable volume of $165 million and lower average LME of approximately $90 million.

Segment Income

As compared to the year ended March 31, 2007, Segment Income for the year ended March 31, 2008 was favorably impacted by $500 million as a result of the impact of the price ceilings (including the accretion of the contract fair value reserves), described above. Segment Income was also positively impacted by approximately $53 million due to higher selling prices. These positive factors were partially offset by (1) the negative impact of metal price lag which unfavorably impacted Segment Income by $30 million as compared to 2007, (2) lower realized gains related to the cash settlement of derivatives of approximately $115 million, (3) lower volume which negatively impacted Segment Income by approximately $29 million, (4) higher operating expense of approximately $41 million, (5) incremental stock compensation expense of $11 million as a result of the Arrangement and (6) $29 million of additional expenses associated with other fair value adjustments recorded as a result of the Arrangement.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased North America assets by approximately $2.5 billion as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements.

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

Segment Income

As described above, the net unfavorable impact of metal price ceilings was approximately $400 million, which reduced Segment Income in 2006 as compared to 2005. This was partially offset by $128 million of gains from the cash settlement of derivative instruments and $72 million from the benefit of metal price lag in 2006. Price increases added approximately $37 million to Segment Income in 2006, partially offset by $7 million related to the unfavorable impact of changes in mix. Additionally, increased volume and higher UBC spreads favorably impacted Segment Income in 2006 by $21 million and $19 million, respectively, as compared to 2005. These benefits were partially offset by higher operating costs of $43 million, $23 million of which was higher energy and transportation costs.

Europe

As of March 31, 2008, Europe provided European markets with value-added sheet and light gauge products through its 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic and painted products.

The following table presents key financial and operating data for Europe (in millions, except for shipments, which are in kt).

					Percent Change
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor	Predecessor

Shipments (kt):
Rolled products	1,071	1,071	1,055	1,009	—%	4.6%
Ingot products	35	15	18	72	133.3%	(75.0)%

Total shipments	1,106	1,086	1,073	1,081	1.8%	(0.7)%

Net sales	$4,338	$3,851	$3,620	$3,093	12.6%	17.0%
Segment Income	$273	$276	$245	$195	(1.1)%	25.6%
Total assets	$4,430	$2,543	$2,474	$2,139	74.2%	15.7%

2008 versus 2007

Shipments

Rolled products shipments were flat year over year driven by increased can volume that was offset by lower volumes in painted and general purpose products. Demand decreased due to lower construction activity in the European market. Ingot product shipments have increased as a result of higher scrap sales.

Net sales

Net sales increased primarily as a result of (1) incremental volume of ingot products, (2) a strengthening euro against the U.S. dollar and (3) higher conversion premiums. These factors contributed approximately (1) $59 million, (2) $150 million and (3) $115 million, respectively. While average LME was lower year over year, net sales increased from contracts priced in prior periods. This contributed approximately $100 million to net sales as compared to the prior year; however it did not deliver any Segment Income increase as the metal costs were hedged at prior period prices (which were comparably higher).

Segment Income

Segment Income was favorably impacted in 2008 primarily by higher conversion premiums, increased ingot sales volume and currency benefits. These factors improved Segment Income during the year ended March 31, 2008 by approximately $53 million, $5 million and $16 million, respectively, versus the comparable prior year period. However, these positive factors were offset by unfavorable metal price lag, share-based compensation expense and expenses associated with fair value adjustments recorded as a result of the Arrangement. These factors reduced Segment Income during the year ended March 31, 2008 by approximately $60 million, $6 million and $8 million, respectively, on a comparable basis.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased Europe assets by approximately $1.8 billion as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements.

2006 versus 2005

Shipments

Rolled products shipments increased primarily due to a 38kt increase in hot rolled and cold rolled coil shipments (an intermediate product) and an 18kt increase in can shipments. Other market increases include 7kt in automotive and 6kt in each of the painted and plain markets, driven by strong market demand. These increases were partially offset by the sale of our Annecy operation in March 2006, which reduced shipments in 2006 by 21kt. Ingot products shipments declined due to lower re-melt shipments of 23kt and lower casting alloys shipments of 31kt due to the closing of our Borgofranco, Italy facility.

Net sales

Net sales increased primarily as a result of the 35% increase in average LME metal prices, improved mix of rolled products shipments versus ingot products, offset partially by unfavorable metal price lag.

Segment Income

Compared to 2005, Segment Income was impacted in 2006 by a number of factors. Higher volume in 2006 favorably impacted Segment Income by $41 million. Segment Income was unfavorably impacted by $44 million due to sales to certain customers at previously fixed forward prices. This negative impact was directly offset by $44 million of cash-settled derivative gains related to forward LME purchases entered into back-to-back with the customer contracts. Metal price lag related to inventory processing time favorably impacted 2006 by approximately $4 million. Price, mix and other operational improvements added $23 million to Segment Income in 2006 over 2005. The strengthening of the euro added $10 million due to the translation of euro profits into U.S. dollars and the effect of exchange gains and losses. Europe incurred approximately $5 million of Novelis start-up costs in 2005 that did not recur in 2006. Finally, these benefits were partially offset by a $33 million increase in energy costs in 2006.

Total assets

Total assets increased primarily due to the increase in metal prices, which impacted both inventories and accounts receivable.

Asia

As of March 31, 2008, Asia operated three manufacturing facilities, with production focused on foil, construction and industrial, and beverage and food can end-use applications.

The following table presents key financial and operating data for Asia (in millions, except for shipments, which are in kt).

					Percent Change
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor	Predecessor

Shipments (kt):
Rolled products	491	460	471	483	6.7%	(2.5)%
Ingot products	39	45	45	41	(13.3)%	9.8%

Total shipments	530	505	516	524	5.0%	(1.5)%

Net sales	$1,818	$1,711	$1,692	$1,391	6.3%	21.6%
Segment Income	$52	$72	$82	$106	(27.8)%	(22.6)%
Total assets	$1,082	$1,110	$1,078	$1,002	(2.5)%	7.6%

2008 versus 2007

Shipments

Rolled products shipments increased 31kt, primarily due to increased demand in the can market. This increase was partially offset by a decline of shipments in the industrial and foil stock markets as a result of continued price pressure from Chinese exports, driven by the difference in aluminum metal prices on the Shanghai Futures Exchange and the LME.

Net sales

Net sales increased approximately $132 million as a result of higher conversion premiums and increased volume, and contracts priced in prior periods. The contracts priced in prior periods did not deliver any net sales increase as the metal costs were hedged at prior period prices (which were comparably higher). This was partially offset by lower average LME during the fiscal year, which reduced net sales by $25 million.

Segment Income

Segment Income was unfavorably impacted by (1) operational cost increases of approximately $16 million primarily related to energy and freight, (2) loss on realized derivative instruments of $14 million, (3) incremental stock compensation expense of $4 million as a result of the Arrangement and (4) $6 million of additional expenses associated with other fair value adjustments recorded as a result of the Arrangement. However, these factors were partially offset by a benefit of approximately $24 million from increased volume and price.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased Asia assets by approximately $21 million as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements.

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

Segment Income

Segment Income declined by approximately $15 million due to higher operating and energy costs and by approximately $9 million due to lower volume and an unfavorable mix.

South America

As of March 31, 2008, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating data for South America (in millions, except for shipments, which are in kt).

					Percent Change
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor	Predecessor

Shipments (kt):
Rolled products	324	285	278	261	13.7%	6.5%
Ingot products	24	28	27	27	(14.3)%	—%

Total shipments	348	313	305	288	11.2%	5.9%

Net sales	$994	$889	$863	$630	11.8%	37.0%
Segment Income	$161	$182	$165	$112	(11.5)%	47.3%
Total assets	$1,478	$821	$821	$790	80.0%	3.9%

2008 versus 2007

Shipments

Rolled products shipments increased during the year ended March 31, 2008 over the comparable prior year period primarily due to an increase in can shipments driven by strong market demand. This was slightly offset by reductions in shipments in the industrial products markets.

Net sales

Net sales increased primarily as a result of increased price and volume of approximately $120 million offset by an unfavorable change in mix of approximately $25 million.

Segment Income

Segment Income during the year ended March 31, 2008 was favorably impacted primarily by (1) higher selling prices, (2) higher realized gains on the cash settlement of derivatives primarily related to currency hedging, and (3) favorable social tax reserve adjustments. These factors improved Segment Income for the year ended March 31, 2008 by approximately (1) $60 million, (2) $33 million and (3) $6 million, respectively. These positive factors were more than offset by (1) metal price lag, (2) the strengthening of the Brazilian real, (3) lower average LME during the fiscal year, (4) higher operating costs and (5) incremental expenses associated with fair value adjustments recorded as a result of the Arrangement. These factors reduced Segment Income by (1) $17 million, (2) $68 million, (3) $13 million, (4) $13 million and (5) $9 million, respectively, as compared to the prior year.

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased South America assets by approximately $584 million as fair value exceeded historical cost. See Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements.

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

Segment Income

For the year ended December 31, 2006, we benefited from rising LME metal prices in two ways. First, the output from our smelters, representing approximately 85% of our raw material input cost, has little or no correlation with LME metal price movements. Second, we experienced favorable metal price lag resulting from price increases. These two factors favorably impacted Segment Income by approximately $41 million. Segment Income for 2006 also benefited from a number of other items as compared to 2005. These include approximately $6 million of expenses incurred in 2005 associated with certain labor claims which did not recur in 2006, $10 million of gains from the cash settlement of derivative instruments and other net cost reductions of approximately $27 million. These benefits were partially offset by the impact of a stronger Brazilian real, which was on average 10% higher in 2006 as compared to 2005. This unfavorably impacted Segment Income by $28 million as the majority of sales are in U.S. dollars while local manufacturing costs are incurred in Brazilian real.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the consolidated financial statements for our fiscal year ended March 31, 2008 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate a discussion of our liquidity and capital resources for the year ended March 31, 2008 in comparison with the year ended March 31, 2007, our Predecessor and Successor cash flows are presented herein on a combined basis. The combined cash flows are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor cash flows.

Cash Flows

Shown below is a condensed combining schedule of cash flows for periods attributable to the Successor, Predecessor and the combined presentation for the year ended March 31, 2008 that we use throughout our discussion of liquidity and capital resources (in millions).

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31, 2008	May 15, 2007	March 31, 2008
	Successor	Predecessor	Combined
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$405	$(230)	$175

INVESTING ACTIVITIES
Capital expenditures	(185)	(17)	(202)
Proceeds from sales of assets	8	—	8
Changes to investment in and advances to non-consolidated affiliates	24	1	25
Proceeds from loans receivable — net — related parties	18	—	18
Net proceeds from settlement of derivative instruments	37	18	55

Net cash provided by (used in) investing activities	(98)	2	(96)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Proceeds from issuance of debt	1,100	150	1,250
Principal repayments	(1,009)	(1)	(1,010)
Short-term borrowings — net	(241)	60	(181)
Dividends — minority interests	(1)	(7)	(8)
Debt issuance costs	(37)	(2)	(39)
Proceeds from the exercise of stock options	—	1	1

Net cash provided by (used in) financing activities	(96)	201	105

Net increase (decrease) in cash and cash equivalents	211	(27)	184
Effect of exchange rate changes on cash balances held in foreign currencies	13	1	14
Cash and cash equivalents — beginning of period	102	128	128

Cash and cash equivalents — end of period	$326	$102	$326

Operating Activities

Free cash flow (which is a non-GAAP measure) consists of: (a) Net cash provided by (used in) operating activities; (b) less dividends and capital expenditures and (c) plus net proceeds from settlement of derivative instruments (which is net of premiums paid to purchase derivative instruments). Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders and dividends paid by us to our common shareholder. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. We believe the line on our consolidated and combined statements of cash flows entitled “Net cash provided by (used in) operating activities” is the most directly comparable measure to Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

In our discussion of Metal Price Ceilings, we have disclosed that certain customer contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer, unless adjusted. During the years ended March 31, 2008 and 2007; December 31, 2006 and 2005, we were unable to pass through approximately $230 million and $460 million; $475 million and $75 million, respectively, of metal purchase costs associated with sales under theses contracts. Net cash provided by operating activities is negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments and offset partially by reduced income taxes. Based on a March 31, 2008 aluminum price of $2,935 per tonne, and our estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $286 — $312 million during fiscal 2009 and $215 — $233 million in the aggregate thereafter.

As a result of our acquisition by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchases in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into revenue over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows.

The following table shows the reconciliation from Net cash provided by (used in) operating activities to Free cash flow, the ending balances of cash and cash equivalents and the change between periods (in millions).

					Change Year
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

Net cash provided by (used in) operating activities	$175	$(166)	$16	$449	$341	$(433)
Dividends	(8)	(10)	(30)	(34)	2	4
Capital expenditures	(202)	(119)	(116)	(178)	(83)	62
Net proceeds from settlement of derivative instruments	55	191	238	91	(136)	147

Free cash flow	$20	$(104)	$108	$328	$124	$(220)

Ending cash and cash equivalents	$326	$128	$73	$100	$198	$(27)

2008 versus 2007

In 2008, net cash provided by operating activities increased as a result of our reduced exposure to metal price ceiling contracts as discussed above. For the year ended March 31, 2008 our exposure to metal price ceilings decreased by approximately $230 million providing additional operating cash flow as compared to the prior year.

In 2008, capital expenditures were higher due, in part, to the construction of Fusiontm ingot casting lines in our European and Asian Segments as well as additional planned maintenance activities, improvements to our Yeongju hot mill and other ancillary upgrades. Net proceeds from the settlement of derivative instruments contributed $55 million to Free cash flow in 2008 as compared to $191 million in 2007. Much of the proceeds received in 2007 related to aluminum call options purchased in the prior year to hedge against the risk of rising aluminum prices.

In 2008, Free cash flow was used primarily to increase our overall liquidity and pay for costs associated with the Hindalco transaction. Although our total debt increased from March 31, 2007 by $82 million, this was more than offset by an increase in our cash and cash equivalents of $198 million.

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

In 2006, Free cash flow was used primarily to reduce debt, and we were able to reduce total debt by an amount that exceeded Free cash flow by reducing cash and cash equivalents on the balance sheet by $27 million, as well as utilizing the proceeds from certain asset sales and the collection of a loan receivable.

In 2005, net cash provided by operating activities resulted primarily from improvements in working capital evidenced by inventory reductions and improved payables management. The proceeds from the settlement of derivative instruments also added significantly to Free cash flow although this was offset slightly by the purchase of the aluminum call options described above. In 2005, Free cash flow was also used primarily to reduce debt.

Financing Activities

Overview

As a result of our acquisition by Hindalco, we were required to refinance our existing credit facility during the current year. The details of the new credit facility are discussed below. Additionally, we refinanced debt in Asia due to its scheduled maturity, and we continue to maintain forfaiting and factoring arrangements in Asia and South America that provide additional liquidity in those segments. See Note 10 — Debt to our consolidated and combined financial statements for additional information regarding our financing activities.

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

On April 27, 2007, our lenders consented to the sixth amendment of our Old Credit Facilities. The amendment included increasing the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement, including the cash settlement of share-based compensation arrangements and lender fees. Additionally, the amendment included a limited waiver of the change of control Event of Default (as defined) which effectively extended the requirement to repay the Old Credit Facilities to July 11, 2007.

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

The proceeds from the Term Loan facility of $960 million, drawn in full at the time of closing, and an initial draw of $324 million under the ABL facility were used to pay off our old credit facility, pay for debt issuance costs of the New Credit Facilities and provide for additional working capital. Mandatory minimum principal amortization payments under the Term Loan facility are $2.4 million per calendar quarter. The first minimum principal amortization payment was made on September 30, 2007. Additional mandatory prepayments are required to be made for certain collateral liquidations, asset sales, debt and preferred stock issuances, equity issuances, casualty events and excess cash flow (as defined in the New Credit Facilities). Any unpaid principal is due in full on July 6, 2014.

Under the Term Loan facility, loans characterized as alternate base rate (ABR) borrowings bear interest annually at a rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus the applicable margin. Loans characterized as Eurocurrency borrowings bear interest at an annual rate equal to the adjusted LIBOR rate for the interest period in effect, plus the applicable margin. Generally, for both the Term Loan facility and ABL facility, interest rates reset every three months and interest is payable on a monthly, quarterly, or other periodic basis depending on the type of loan.

Borrowings under the ABL facility are generally based on 85% of eligible accounts receivable and 75% to 85% of eligible inventories. Commitment fees ranging from 0.25% to 0.375% are based on average daily amounts outstanding under the ABL facility during a fiscal quarter and are payable quarterly.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Substantially all of our assets are pledged as collateral under the New Credit Facilities.

We incurred debt issuance costs on our New Credit Facilities totaling $32 million, including $8 million in fees previously paid in conjunction with Bank and Bridge Facilities Commitment. The unamortized amount of these costs was $27 million as of March 31, 2008.

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

Pursuant to the terms of the indenture governing our Senior Notes, we were obligated, within 30 days of closing of the Arrangement, to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date the Senior Notes were purchased. Consequently, we commenced a tender offer on May 16, 2007 to repurchase all of the outstanding Senior Notes at the prescribed price. This offer expired on July 3, 2007 with holders of approximately $1 million of principal presenting their Senior Notes pursuant to the tender offer.

Korean Bank Loans

In August 2007, we refinanced our Korean won (KRW) 40 billion ($40 million) floating rate long-term loan due November 2007 with a floating rate short-term borrowing in the amount of $40 million due by August 2008. We recognized a loss on extinguishment of debt of less than $1 million in connection with this refinancing. Additionally, we immediately entered into an interest rate swap and cross currency swap for the new loan through a 3.94% fixed rate KRW 38 billion ($38 million) loan.

On October 25, 2007, we entered into a $100 million floating rate loan due October 2010 and immediately repaid our $70 million floating rate loan. In December 2007, we repaid our KRW 25 billion ($25 million) loan from the balance of the proceeds of the $100 million floating rate loan. Additionally, we immediately entered into an interest rate swap and cross currency swap for the $100 million floating rate loan through a 5.44% fixed rate KRW 92 billion ($92 million) loan.

Interest Rate Swaps

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

On July 3, 2007, we terminated an interest rate swap to fix the 3-month LIBOR interest rate at an effective weighted average interest rate of 3.9% on $100 million of the floating rate Term Loan B debt, which was originally scheduled to expire on February 3, 2008. The termination resulted in a gain of less than $1 million.

As of March 31, 2008 approximately 84% of our debt was fixed rate and approximately 16% was variable rate.

Short-Term Borrowings and Letters of Credit

As of March 31, 2008, our short-term borrowings were $115 million consisting of (1) $70 million of short-term loans under our ABL facility, (2) a $40 million in short-term loan in Korea and (3) $5 million in bank overdrafts. As of March 31, 2008, $28 million of our ABL facility was utilized for letters of credit and an additional $120 million under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 4.12% as of March 31, 2008.

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

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

					Change Year
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

Net proceeds from settlement of derivative instruments	$55	$191	$238	$91	$(136)	$147
Capital expenditures	(202)	(119)	(116)	(178)	(83)	62
Proceeds from loans receivable — net	18	31	37	393	(13)	(356)
Proceeds from sales of assets	8	36	38	19	(28)	19
Payments related to disposal of business	—	—	(7)	—	—	(7)
Changes to investment in and advances to non-consolidated affiliates	25	2	3	—	23	3

Net cash provided by (used in) investing activities	$(96)	$141	$193	$325	$(237)	$(132)

Net proceeds from settlement of derivative instruments and the magnitude of capital expenditures were discussed above in Operating Activities as both are included in our definition of Free cash flow. We estimate that our annual capital expenditure requirements for items necessary to maintain comparable production, quality and market position levels (maintenance capital) will be between $100 million and $120 million, and that total annual capital expenditures will increase to between $200 million and $220 million in fiscal year 2009.

2008 versus 2007

Proceeds from loans receivable — net during 2008 and 2007 are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Proceeds from sales of assets in 2007 include approximately $34 million received from the sale of certain upstream assets in South America. The majority of proceeds from asset sales in 2008 are from the sale of land in Kingston, Ontario.

The majority of our capital expenditures for the years ended March 31, 2008 and 2007 were for projects devoted to product quality, technology, productivity enhancement and increased capacity. During 2008 our largest capital expenditures were for the installation of Fusiontm casting centers in Europe and Asia.

2006 versus 2005

Proceeds from loans receivable — net during 2006 are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH. Proceeds from loans receivable — net during 2005 were mainly related to non-equity and non-operating interplant loans to support various requirements among and between the entities transferred to us in the spin-off and the entities Alcan retained. For 2005, $360 million represents proceeds received from Alcan in the settlement of the spin-off to retire loans due to Novelis entities.

Proceeds from sales of assets in 2006 include approximately $34 million received from the sale of certain upstream assets in South America. In 2005, proceeds from sales of assets primarily include approximately $7 million from the sale of land and a building in Malaysia and approximately $7 million from the sale of assets in Falkirk, Scotland.

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

Liquidity

As of April 30, 2008, the current LME price was $2,895 per tonne and the forward curve continues to be relatively flat indicating long term prices above $3,000 per tonne. If aluminum prices continue to be above this level, our free cash flow will be negatively impacted in the near term due to the contracts we have with metal price ceilings discussed above as well as additional working capital as a result of the increase price. We expect that this will reduce our available liquidity in the short term beginning in fiscal year 2009.

Our estimated liquidity as of March 31, 2008 and 2007 is as follows (in millions).

	Year Ended March 31,
	2008	2007
	Successor	Predecessor
Cash and cash equivalents	$326	$128
Amount available under senior secured credit facilities	582	234

Total estimated liquidity	$908	$362

Our liquidity increased during fiscal 2008 primarily as a result of refinancing our credit facilities to provide for additional capacity. As discussed in more detail below, we continue to maintain forfaiting and factoring arrangements in Asia and South America that provide additional liquidity in those segments. Additionally, in our Asian Segment, our ability to access available liquidity is limited by various factors, including restrictions on granting dividends from Korea. As a result, included in cash and cash equivalents above is approximately $122 million that would not be immediately available to us due to these restrictions.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Our liquidity shown above does not take into account this financial covenant. As of March 31, 2008, our fixed charge coverage ratio is less than 1 to 1. As a result, our available liquidity would be limited to 90% of the borrowing base to avoid potential default of our financial covenants.

Additionally, as our available liquidity under the ABL is based on our eligible accounts receivable and inventory, as defined under the New Credit Facility, as LME prices increase, our available liquidity would also increase up to a maximum of $800 million assuming consistent sales volumes and inventory levels.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with SEC rules, the following qualify as off-balance sheet arrangements:

•	any obligation under certain derivative instruments;

•	any obligation under certain guarantees or contracts;

•	a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets and

•	any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

The following discussion addresses the applicable off-balance sheet items for our Company.

Derivative Instruments

As of March 31, 2008, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 16 — Financial Instruments and Commodity Contracts to our accompanying consolidated and combined financial statements.

In conducting our business, we use various derivative and non-derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures.

Certain contracts are designated as hedges of either net investment or cash flows. For these contracts we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive income (loss) within Shareholder’s equity in the accompanying consolidated balance sheets.

Prior to Completion of the Arrangement

During the period from April 1, 2007 through May 15, 2007 and the three months ended March 31, 2007, we applied hedge accounting to certain of our cross-currency interest swaps with respect to intercompany loans to several European subsidiaries and forward exchange contracts. Our euro and British pound (GBP) cross-currency interest swaps were designated as net investment hedges, while our Swiss franc (CHF) cross-currency interest rate swaps and our Brazilian real (BRL) forward foreign exchange contracts were designated as cash flow hedges. As of May 15, 2007, we had $712 million of cross-currency swaps (euro 475 million, GBP 62 million and CHF 35 million) and $99 million of forward foreign exchange contracts (BRL 229 million). During the period from April 1, 2007 through May 15, 2007, we implemented cash flow hedge accounting for an electricity swap, which was embedded in a supply contract.

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

Subsequent to Completion of the Arrangement

With the exception of the electricity swap, noted above, which was redesignated as a cash flow hedge on June 1, 2007, hedge accounting was not applied to any of our financial instruments or commodity contracts between May 16, 2007 and August 31, 2007. During this period, changes in fair value have been recognized in (Gain) loss on change in fair value of derivative instruments — net in our consolidated statement of operations.

On September 1, 2007, we redesignated our euro, GBP and CHF cross-currency swaps, noted above, as net investment hedges. Also, from September 1, 2007 through March 31, 2008, we entered into a series of interest rate swaps which we designated as cash flow hedges (see Note 10 — Debt in the accompanying consolidated and combined financial statements). As of March 31, 2008, we had $712 million of cross-currency swaps (euro 475 million, GBP 62 million and CHF 35 million) and $600 million of interest rate swaps.

Our consolidated statement of operations for the period from May 16, 2007 through March 31, 2008 includes a pre-tax gain of less than $1 million for the change in fair value of the effective portion of our cash flow hedges. As of March 31, 2008, the amount of effective net losses to be realized during the next twelve months is $4 million. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

From May 16, 2007 through March 31, 2008, we recognized pre-tax losses of $82 million for the change in fair value of the effective portion of our net investment hedges. As of March 31, 2008, we expect to realize $11 million of effective net losses during the next twelve months. The maximum period over which we have hedged our exposure to net investment variability is through February 2015.

The fair values of our financial instruments and commodity contracts as of March 31, 2008 and 2007 were as follows (in millions).

	Maturity	March 31, 2008
	Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2009 through 2012	$47	$(116)	$(69)
Cross-currency swaps	2009 through 2015	19	(189)	(170)
Interest rate currency swaps	2009 through 2011	4	—	4
Interest rate swaps	2009 through 2010	—	(15)	(15)
Aluminum forward contracts	2009 through 2011	134	(9)	125
Aluminum options	2009 through 2011	1	—	1
Electricity swap	2017	14	—	14
Embedded derivative instruments	2009	—	(20)	(20)
Natural gas swaps	2009 through 2010	5	—	5

Total fair value		224	(349)	(125)
Less: current portion		203	(148)	55

Noncurrent portion		$21	$(201)	$(180)

	Maturity	March 31, 2007
	Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Predecessor:
Foreign exchange forward contracts	2008 through 2012	$16	$(20)	$(4)
Interest rate swaps	2008	2	—	2
Cross-currency swaps	2008 through 2015	6	(90)	(84)
Aluminum forward contracts	2008 through 2010	60	(8)	52
Aluminum options	2008	1	—	1
Electricity swap	2017	60	—	60
Embedded derivative instruments	2008	1	—	1
Natural gas swaps	2008	1	—	1

Total fair value		147	(118)	29
Less: current portion		92	(33)	59

Noncurrent portion		$55	$(85)	$(30)

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including:

•	certain of our wholly-owned and majority-owned subsidiaries; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

In the case of our wholly-owned subsidiaries, the indebtedness guaranteed is for trade accounts payable to third parties. Some have annual terms subject to renewal while others have no expiration and have termination notice requirements. For our majority-owned subsidiaries, the indebtedness guaranteed is for short-term loan, overdraft and other debt facilities with financial institutions, which are currently scheduled to expire during the first half of fiscal 2009. Neither Novelis Inc. nor any of our subsidiaries or non-consolidated affiliates holds any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Since we consolidate wholly-owned and majority-owned subsidiaries in our financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness of others as of March 31, 2008 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of March 31, 2008.

	Maximum	Liability
	Potential Future	Carrying
	Payment	Value

Wholly-owned Subsidiaries	$98	$67
Aluminium Norf GmbH	16	—

In May 2007, we terminated a loan and a corresponding deposit-and-guarantee agreement for $80 million. We did not include the loan or deposit amounts in our consolidated balance sheet as of March 31, 2007 as the agreement included a legal right of setoff and we had the intent and ability to setoff.

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

Summary Disclosures of Forfaited and Factored Financial Amounts

The following tables summarize our forfaiting and factoring amounts (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Receivables forfaited	$507	$51	$68	$424	$285
Receivables factored	$75	$—	$18	$71	$94
Forfaiting expense	$6	$1	$1	$5	$2
Factoring expense	$1	$—	$—	$1	$1

	As of March 31,
	2008	2007
	Successor	Predecessor
Forfaited receivables outstanding	$149	$75
Factored receivables outstanding	$—	$—

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008 and 2007, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2008, based on undiscounted amounts (in millions). The future cash flow commitments that we may have related to derivative contracts are not estimable and are therefore not included. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $59 million of uncertain tax positions. See Note 18 — Income Taxes to our accompanying consolidated and combined financial statements.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt(A)	$2,570	$126	$120	$20	$2,304
Interest on long-term debt(B)	995	151	299	289	256
Capital leases(C)	85	8	16	14	47
Operating leases(D)	119	23	34	26	36
Purchase obligations(E)	16,447	4,231	6,242	3,781	2,193
Unfunded pension plan benefits(F)	215	17	35	39	124
Other post-employment benefits(F)	117	8	17	21	71
Funded pension plans(F)	35	35	—	—	—

Total	$20,583	$4,599	$6,763	$4,190	$5,031

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)	Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable rate debt is estimated using the rate in effect as of March 31, 2008 and includes the effect of current interest rate swap agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

(C)	Includes both principal and interest components of future minimum capital lease payments. Excluded from these amounts are insurance, taxes and maintenance associated with the property.

(D)	Includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. We do not have any operating leases with contingent rents. Excluded from these amounts are insurance, taxes and maintenance associated with the properties and equipment.

(E)	Includes agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2008. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)	Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, expected long-term rates of return on assets, rates of compensation increases, and healthcare cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2016. For funded pension plans, estimating the requirements beyond fiscal 2008 is not practical, as it depends on the performance of the plans’ investments, among other factors.

DIVIDENDS

On March 1, 2005, our board of directors approved the adoption of a quarterly dividend on our common shares. The following table shows information regarding dividends declared on our common shares since our inception.

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

No dividends have been declared since October 26, 2006. Future dividends are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness that would allow us to legally pay dividends and other relevant factors.

ENVIRONMENT, HEALTH AND SAFETY

We strive to be a leader in environment, health and safety (EHS). Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001, an international occupational health and safety management standard. All of our facilities are expected to implement the necessary management systems to support ISO 14001 and OHSAS 18001 certifications. As of March 31, 2008, all of our manufacturing facilities worldwide were ISO 14001 certified, 31 facilities were OHSAS 18001 certified and 29 have dedicated quality improvement management systems.

Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $9 million in fiscal 2008. We expect these capital expenditures will be approximately $16 million and $14 million in fiscal 2009 and 2010, respectively. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $32 million in fiscal 2008, and are expected to be $31 million in 2009. Generally, expenses for environmental protection are recorded in Cost of goods sold. However, significant remediation costs that are not associated with on-going operations are recorded in Other (income) expenses — net.

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

The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) fair value of derivative financial instruments; (2) asset impairments, including goodwill; (3) depreciable lives of assets; (4) useful lives of intangible assets; (5) economic lives and fair value of leased assets; (6) income tax reserves and valuation allowances; (7) fair value of stock options; (8) actuarial assumptions related to pension and other postretirement benefit plans; (9) environmental cost reserves; (10) the determination and allocation of the fair value of assets acquired and liabilities assumed in connection with our acquisition by Hindalco and (11) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated and combined financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

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

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Derivative Financial Instruments
Our operations and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, energy prices and interest rates. We use derivative financial instruments to manage commodity prices, foreign currency exchange rates and interest rate exposures, though not for speculative purposes. Derivative instruments we use are primarily commodity forward and option contracts, foreign currency forward contracts and interest swaps.	We are exposed to changes in aluminum prices through arrangements where the customer has received a fixed price commitment from us. We attempt to manage this risk by hedging future purchases of metal required for these firm commitments. In addition, we hedge a portion of our future production.

Short-term exposures to changing foreign currency exchange rates occur due to operating cash flows denominated in foreign currencies. We manage this risk with forward currency swap contracts and currency exchange options. Our most significant foreign currency exposures relate to the euro, Brazilian real and the Korean won. We assess market conditions and determine an appropriate amount to hedge based on pre-determined policies.	To the extent that these exposures are not fully hedged, we are exposed to gains and losses when changes occur in the market price of aluminum. Hedges of specific arrangements and future production increase or decrease the fair value by approximately $91 million for a 10% change in the market value of aluminum as of March 31, 2008.

To the extent that operating cash flows are not fully hedged, we are exposed to foreign exchange gains and losses. In the event that we choose not to hedge a cash flow, an adverse movement in rates could impact our earnings and cash flows. The change in the fair value of the foreign currency hedge portfolio as of March 31, 2008 that would result from a 10% instantaneous appreciation or depreciation in foreign exchange rates would result in an increase or decrease of approximately $70 million.
We are exposed to changes in interest rates due to our financing, investing and cash management activities. We may enter into interest rate swap contracts to protect against our exposure to changes in future interest rate, which requires deciding how much of the exposure to hedge based on our sensitivity to variable rate fluctuations.

	The majority of our derivative financial instruments are valued using quoted market prices. The remaining derivative instruments are valued using industry standard pricing models. These pricing models require us to make a variety of assumptions including, but not limited to, market data of similar financial instruments, interest rates, forward curves, volatilities and financial instruments’ cash flows.	To the extent that we choose to hedge our interest costs, we are able to avoid the impacts of changing interest rates on our interest costs. In the event that we do not hedge a floating rate debt an adverse movement in market interest rates could impact our interest cost. As of March 31, 2008, a 10% change in the market interest rate would increase or decrease the fair value of our interest rate hedges by $2 million. A 12.5 basis point change in market interest rates as of March 31, 2008 would increase or decrease our unhedged interest cost on floating rate debt by approximately $1 million.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Impairment of long-lived assets
Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated, future net cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.	Our impairment loss calculations require management to apply judgments in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows.	Using the impairment review methodology described herein, we recorded impairment charges on long-lived assets of $1 million, $8 million, and $7 million during the year ended March 31, 2008, the three months ended March 31, 2007 and the year ended December 31, 2005, respectively. We had no impairment charges on long-lived assets during the year ended December 31, 2006.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We follow the guidance in FASB Statement No. 142, Goodwill and Intangible Assets, and test goodwill for impairment using a fair value approach, at the reporting unit level. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the last day of February of each year.

As a result of the Arrangement, our intangible assets consist of tradenames, technology, customer relationships and favorable energy	We have recognized goodwill in our North American, European and South American operating segments, which are also reporting units for purposes of performing our goodwill impairment testing. We determine the fair value of our reporting units using the discounted cash flow valuation technique, which requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.

As a result of the Arrangement, we estimated fair value of goodwill and intangible assets using a number of factors, including the application of multiples and discounted cash flow estimates.	We performed our annual testing for goodwill impairment as of the last day of February 2008, using the methodology described herein, and determined that no goodwill impairment existed.

If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

and supply contracts and are amortized over 3 to 20 years. As of March 31, 2008, we do not have any intangible assets with indefinite useful lives.
We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable.
Pension and Other Postretirement Plans
We account for our defined benefit pension plans and non-pension postretirement benefit plans in accordance with FASB Statements No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, No. 87, Employers’ Accounting for Pensions, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.
The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Additionally, gains and losses are amortized over the group’s average future service. The average future service for pension plans and other postretirement benefit plans is 12.7 and 13.9 years respectively. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and,	All net actuarial gains and losses are amortized over the expected average remaining service life of the employees. The costs and obligations of pension and other postretirement benefits are calculated based on assumptions including the long-term rate of return on pension assets, discount rates for pension and other postretirement benefit obligations, expected service period, salary increases, retirement ages of employees and healthcare cost trend rates. These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control. The two most significant assumptions used to calculate the obligations in respect of the net employee benefit plans are the discount rates for pension and other postretirement benefits, and the expected return on assets. The discount rate for pension and other postretirement benefits is the interest rate used to determine the present value of benefits. It is based on spot rate yield curves and individual bond matching models for pension plans in Canada and the United States, and on published long-term high quality corporate bond indices for pension plans in other countries, at the end of each fiscal year. In	As of March 31, 2008, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $86 million in the pension and other postretirement obligations and in a decrease of $11 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of March 31, 2008, assuming inflation remains unchanged, would result in an increase of $86 million in the pension and other postretirement obligations and in an increase of $11 million in the net periodic benefit cost. The calculation of the estimate of the expected return on assets is described in Note 14 — Postretirement Benefit Plans to our accompanying consolidated and combined financial statements. The weighted average expected return on assets was 7.3% for 2008, 7.3% for 2006 and 7.4% for 2005. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of March 31, 2008 would result in a variation of approximately $4 million in the net periodic benefit cost.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

Our pension obligations relate to funded defined benefit pension plans we have established in the United States, Canada, Switzerland and the United Kingdom, unfunded pension benefits primarily in Germany, and lump sum indemnities payable upon retirement to employees of businesses in France, Korea, Malaysia and Italy. Pension benefits are generally based on the employee’s service and either on a flat dollar rate or on the highest average eligible compensation before retirement.	light of the average long duration of pension plans in other countries, no adjustments were made to the index rates. The weighted average discount rate used to determine the pension benefit obligation was 5.8% as of March 31, 2008, compared to 5.4% and 5.1% for December 31, 2006 and 2005, respectively. The weighted average discount rate used to determine the other postretirement benefit obligation was 6.1% as of March 31, 2008, compared to 5.7% and 5.7% for December 31, 2006 and 2005, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation in the previous year.
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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of March 31, 2008 aggregating $161 million against such assets based on our current assessment of future operating results and these other factors.

	By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under FIN 48. Consequently, the level of evidence and documentation necessary to	Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) clarifies the accounting for uncertainty of income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement.	support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence.
For fiscal years prior to and ending on December 31, 2006, contingent tax liabilities must be accounted for separately from deferred tax assets and liabilities. FASB Statement No. 5, Accounting for Contingencies is the governing standard for contingent liabilities. It must be probable that a contingent tax benefit will be sustained before the contingent benefit is recognized for financial reporting purposes.
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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

In January 2008, the FASB issued Statement No. 133 Implementation Issue No. E23, Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (Issue No. E23). Issue No. E23 provides guidance on certain practice issues related to the application of the shortcut method by amending paragraph 68 of FASB Statement No. 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. The provisions of Issue No. E23 became effective for us for our hedging arrangements designated on or after January 1, 2008. Additionally, pre-existing hedging arrangements must be assessed on January 1, 2008 to determine whether the provisions of Issue No. E23 were met as of the inception of the hedging arrangement. We have evaluated the effects of the adoption of Issue No. E23 and have determined it to have no material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations, (FASB Statement No. 141(R)) which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB Statement No. 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB Statement No. 141(R) amends certain provisions of FASB Statement No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB Statement No. 141(R) would also apply the provisions of FASB Statement No. 141(R). Early adoption is prohibited. We are currently evaluating the effects that FASB Statement No. 141(R) may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 160 on our consolidated financial position, results of operations and cash flows.

In April 2007, the FASB issued Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39, (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We have evaluated the effects of adoption of FSP FIN 39-1 and have determined the standard will have no material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new standard also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. We have evaluated the effects of adoption of FASB Statement No. 159 and have determined the standard will have no material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are assessing the potential impact of adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2008 consolidated balance sheet.

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

Aluminum

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium” based on the conversion cost to produce the rolled product and the competitive market conditions for that product.

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

In addition, sales contracts representing approximately 10% of our total shipments for the year ended March 31, 2008 provide for a ceiling over which metal prices could not contractually be passed through to certain customers, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. Our exposure to metal price ceilings approximates 8% of estimated shipments for the fiscal year 2009.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. We currently purchase forward derivative instruments to hedge our exposure to further metal price increases.

During the fiscal year 2008, we sold short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag. We enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments we purchased to offset this risk.

Sensitivities

The following table presents the estimated potential pre-tax gain (loss) in the fair values of these derivative instruments as of March 31, 2008 given a 10% change in the three-month LME price ($ in millions).

	Change in	Change in
	Rate/Price	Fair Value

Aluminum Forward Contracts	10%	$91
Aluminum Options	10%	(1)

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the year ended March 31, 2008, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of March 31, 2008, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2008 given a 10% change in spot prices for energy contracts ($ in millions).

	Change in	Change in
	Rate/Price	Fair Value

Electricity	10%	$7
Natural Gas	10%	2

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

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in the Shareholders’ equity section of the accompanying consolidated balance sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 16 — Financial Instruments and Commodity Contracts to our accompanying consolidated and combined financial statements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2008 given a 10% change in rates ($ in millions).

		Pre-Tax
	Increase (Decrease)	Loss in
	in Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Euro	(10)%	$(26)
Korean won	(10)%	(3)
Brazilian real	(10)%	(25)
British pound	(10)%	(2)
Swiss franc	(10)%	(26)

		Pre-Tax
	Increase (Decrease)	Loss in
	in Exchange Rate	Fair Value

Other cross-currency exchange rates
Swiss franc measured against the euro	(10)%	$(21)
British pound measured against the euro	(10)%	(13)

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

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of March 31, 2008, assuming a 10% increase in rates ($ in millions).

		Pre-Tax
	Increase in	Loss in
	Rate	Fair Value

Currency measured against the U.S. dollar
Euro	10%	$(91)
British pound	10%	(15)
Swiss franc	10%	(5)

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2008, which includes $353 million of term loan debt and other variable rate debt of $75 million, our annual pre-tax income would be reduced by approximately $1 million.

As of March 31, 2008, approximately 84% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 10 — Debt to our accompanying condensed consolidated financial statements for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2008 given a 10% change in rates ($ in millions).

	Change in	Change in
	Rate	Fair Value

Interest Rate Swap Contracts
North America	10%	$(2)
Asia	10%	—

Item 8.	Financial Statements and Supplementary Data

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

/s/ Martha Finn Brooks	/s/ Steven Fisher

MARTHA FINN BROOKS President and Chief Operating Officer	STEVEN FISHER Chief Financial Officer

June 19, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheet as of March 31, 2008 and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity and of cash flows for the period from May 16, 2007 to March 31, 2008 present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries (Successor) as of March 31, 2008, and the results of their operations and their cash flows for the period from May 16, 2007 to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Atlanta, GA
June 19, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheet as of March 31, 2007 and the related consolidated and combined statements of operations and comprehensive income (loss), shareholder’s/invested equity and of cash flows for the periods from April 1, 2007 to May 15, 2007, and January 1, 2007 to March 31, 2007, and the years ended December 31, 2006 and 2005 present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries (Predecessor) at March 31, 2007 and, the results of their operations and their cash flows for the periods from April 1, 2007 to May 15, 2007, and January 1, 2007 to March 31, 2007, and for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated and combined financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

PricewaterhouseCoopers LLP

Atlanta, GA
June 19, 2008

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In millions, except per share amounts)

	May 16,	April 1,	Three
	2007	2007	Months
	Through	Through	Ended	Year Ended
	March 31,	May 15,	March 31,	December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales	$9,965	$1,281	$2,630	$9,849	$8,363

Cost of goods sold (exclusive of depreciation and amortization shown below)	9,042	1,205	2,447	9,317	7,570
Selling, general and administrative expenses	319	95	99	410	352
Depreciation and amortization	367	28	58	233	230
Research and development expenses	46	6	8	40	41
Interest expense and amortization of debt issuance costs — net	173	26	50	206	194
(Gain) loss on change in fair value of derivative instruments — net	(22)	(20)	(30)	(63)	(269)
Equity in net (income) loss of non-consolidated affiliates	4	(1)	(3)	(16)	(6)
Sale transaction fees	—	32	32	—	—
Litigation settlement — net of insurance recoveries	—	—	—	—	40
Other (income) expenses — net	—	4	24	—	(13)

	9,929	1,375	2,685	10,127	8,139

Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change	36	(94)	(55)	(278)	224
Provision (benefit) for taxes on income (loss)	3	4	7	(4)	107

Income (loss) before minority interests’ share and cumulative effect of accounting change	33	(98)	(62)	(274)	117
Minority interests’ share	(5)	1	(2)	(1)	(21)

Net income (loss) before cumulative effect of accounting change	28	(97)	(64)	(275)	96
Cumulative effect of accounting change — net of tax	—	—	—	—	(6)

Net income (loss)	28	(97)	(64)	(275)	90

Other comprehensive income (loss) — net of tax Currency translation adjustment	26	35	11	168	(155)
Change in fair value of effective portion of hedges — net	—	(1)	3	(46)	—
Postretirement benefit plans:
Amortization of net actuarial loss	—	(1)	1	—	—
Change in pension and other benefits	(13)	—	—	—	—
Change in minimum pension liability	—	—	—	12	(17)

Other comprehensive income (loss) — net of tax	13	33	15	134	(172)

Comprehensive income (loss)	$41	$(64)	$(49)	$(141)	$(82)

Dividends per common share	$0.00	$0.00	$0.00	$0.20	$0.36

Supplemental information for 2005 only:
Net income attributable to the consolidated and combined results of Novelis from January 6 to December 31, 2005 — increase to Retained earnings					$119
Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment					(29)

Net income					$90

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares)

	As of March 31,
	2008	2007
	Successor	Predecessor
ASSETS
Current assets
Cash and cash equivalents	$326	$128
Accounts receivable (net of allowances of $1 and $29 as of March 31, 2008 and 2007, respectively)
— third parties	1,248	1,350
— related parties	31	25
Inventories	1,455	1,483
Prepaid expenses and other current assets	58	39
Current portion of fair value of derivative instruments	203	92
Deferred income tax assets	125	19

Total current assets	3,446	3,136
Property, plant and equipment — net	3,365	2,106
Goodwill	2,157	239
Intangible assets — net	888	20
Investment in and advances to non-consolidated affiliates	917	153
Fair value of derivative instruments — net of current portion	21	55
Deferred income tax assets	9	102
Other long-term assets
— third parties	102	105
— related parties	41	54

Total assets	$10,946	$5,970

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$15	$143
Short-term borrowings	115	245
Accounts payable
— third parties	1,582	1,614
— related parties	55	49
Accrued expenses and other current liabilities	850	480
Deferred income tax liabilities	39	73

Total current liabilities	2,656	2,604
Long-term debt — net of current portion	2,560	2,157
Deferred income tax liabilities	952	103
Accrued postretirement benefits	421	427
Other long-term liabilities	670	352

	7,259	5,643

Commitments and contingencies

Minority interests in equity of consolidated affiliates	149	152

Shareholder’s equity

Common stock, no par value; unlimited number of shares authorized; 77,459,658 and 75,357,660 shares issued and outstanding as of March 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	3,497	428
Retained earnings (Accumulated deficit)	28	(263)
Accumulated other comprehensive income (loss)	13	10

Total shareholder’s equity	3,538	175

Total liabilities and shareholder’s equity	$10,946	$5,970

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	May 16,	April 1,	Three
	2007	2007	Months
	Through	Through	Ended	Year Ended
	March 31,	May 15,	March 31,	December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
OPERATING ACTIVITIES
Net income (loss)	$28	$(97)	$(64)	$(275)	$90
Adjustments to determine net cash provided by (used in) operating activities:
Cumulative effect of accounting change — net of tax	—	—	—	—	6
Depreciation and amortization	367	28	58	233	230
(Gain) loss on change in fair value of derivative instruments — net	(22)	(20)	(30)	(63)	(269)
Litigation settlement — net of insurance recoveries	—	—	—	—	40
Deferred income taxes	(74)	(18)	(9)	(77)	30
Amortization of debt issuance costs	10	1	2	13	17
Write-off and amortization of fair value adjustments — net	(221)	—	—	—	—
Provision for uncollectible accounts receivable	1	—	—	4	3
Equity in net (income) loss of non-consolidated affiliates	4	(1)	(3)	(16)	(6)
Dividends from non-consolidated affiliates	—	4	—	5	—
Minority interests’ share	5	(1)	2	1	21
Impairment charges on long-lived assets	1	—	8	—	7
Share-based compensation	—	—	2	9	3
(Gain) loss on sales of businesses, investments, and assets — net	—	—	—	(6)	(17)
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	182	(21)	(25)	(142)	(91)
— related parties	(1)	—	—	1	(1)
Inventories	208	(76)	(95)	(206)	52
Prepaid expenses and other current assets	(8)	(7)	3	25	18
Other long-term assets	(30)	(1)	(5)	6	(13)
Accounts payable
— third parties	(11)	(62)	73	519	181
— related parties	(7)	—	5	4	2
Accrued expenses and other current liabilities	(68)	42	(22)	(64)	134
Accrued postretirement benefits	23	1	4	(24)	13
Other long-term liabilities	18	(2)	9	69	(1)

Net cash provided by (used in) operating activities	405	(230)	(87)	16	449

INVESTING ACTIVITIES
Capital expenditures	(185)	(17)	(24)	(116)	(178)
Disposal of business — net	—	—	—	(7)	—
Proceeds from sales of assets	8	—	—	38	19
Changes to investment in and advances to non-consolidated affiliates	24	1	1	3	—
Proceeds from loans receivable — net
— third parties	—	—	—	—	19
— related parties	18	—	1	37	374
Net proceeds from settlement of derivative instruments	37	18	24	238	91

Net cash provided by (used in) investing activities	(98)	2	2	193	325

(Continued)

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

	May 16,	April 1,	Three
	2007	2007	Months
	Through	Through	Ended	Year Ended
	March 31,	May 15,	March 31,	December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	—	—	—
Proceeds from issuance of debt	1,100	150	—	41	2,779
Principal repayments
— third parties	(1,009)	(1)	(1)	(353)	(1,822)
— related parties	—	—	—	—	(1,180)
Short-term borrowings — net
— third parties	(241)	60	113	103	(145)
— related parties	—	—	—	—	(302)
Dividends
— common shareholders	—	—	—	(15)	(27)
— minority interests	(1)	(7)	—	(15)	(7)
Net receipts from Alcan	—	—	—	5	72
Debt issuance costs	(37)	(2)	—	(11)	(71)
Proceeds from the exercise of stock options	—	1	27	2	—
Windfall tax benefit on share-based compensation	—	—	1	—	—

Net cash provided by (used in) financing activities	(96)	201	140	(243)	(703)

Net increase (decrease) in cash and cash equivalents	211	(27)	55	(34)	71
Effect of exchange rate changes on cash balances held in foreign currencies	13	1	—	7	(2)
Cash and cash equivalents — beginning of period	102	128	73	100	31

Cash and cash equivalents — end of period	$326	$102	$128	$73	$100

Supplemental disclosures of cash flow information:
Interest paid	$200	$13	$84	$201	$153
Income taxes paid	64	9	18	68	39
Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock (Note 2):
Property, plant and equipment	$(1,344)
Goodwill	(1,913)
Intangible assets	(893)
Investment in and advances to non-consolidated affiliates	(776)
Debt	66
Supplemental schedule of non-cash investing and financing activities related to the 2005 spin-off transaction from Alcan and post-closing adjustments:
Other receivables					$433
Short-term borrowings — related parties					(57)
Debt — related parties					32
Capital lease obligation					52
Additional paid-in capital				$(43)	(109)
Supplemental schedule of non-cash transaction — final purchase price allocation adjustment from Alcan related to the 2004 Pechiney acquisition:
Assets					$8
Liabilities					—

Adjustment to net assets allocated to us from Alcan					$8

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDER’S/INVESTED EQUITY
(In millions, except number of shares)

				Retained	Accumulated
			Additional	Earnings/	Other	Owner’s
	Common Stock		Paid-in	(Accumulated	Comprehensive	Net
	Shares	Amount	Capital	Deficit)	Income (Loss)	Investment	Total

Predecessor:
Balance as of December 31, 2004	—	$—	$—	$—	$88	$467	$555
2005 Activity:
January 1 to January 5, 2005 — Net income (loss)	—	—	—	—	—	(29)	(29)

Adjusted Invested equity at spin-off date — January 6, 2005	—	—	—	—	88	438	526
Issuance of common stock in connection with the spin-off	73,988,933	—	438	—	—	(438)	—
Spin-off settlement and post-closing adjustments	—	—	(6)	—	—	—	(6)
Issuance of common stock in connection with stock plans	16,716	—	—	—	—	—	—
January 6 to December 31, 2005 — Net income (loss)	—	—	—	119	—	—	119
Currency translation adjustment	—	—	—	—	(155)	—	(155)
Postretirement benefit plans:
Change in minimum pension liability	—	—	—	—	(17)	—	(17)
Dividends on common shares	—	—	—	(27)	—	—	(27)
Dividends on preferred shares of consolidated affiliates	—	—	(7)	—	—	—	(7)

Balance as of December 31, 2005	74,005,649	—	425	92	(84)	—	433
2006 Activity:
Net income (loss)	—	—	—	(275)	—	—	(275)
Issuance of common stock in connection with stock plans	134,686	—	2	—	—	—	2
Spin-off settlement and post-closing adjustments	—	—	(38)	—	—	—	(38)
Share-based compensation	—	—	9	—	—	—	9
Currency translation adjustment	—	—	—	—	168	—	168
Change in fair value of effective portion of hedges — net	—	—	—	—	(46)	—	(46)
Postretirement benefit plans:
Change in minimum pension liability	—	—	—	—	12	—	12
Initial impact of adopting Financial Accounting Standards Board Statement No. 158	—	—	—	—	(55)	—	(55)
Dividends on common shares	—	—	—	(15)	—	—	(15)

Balance as of December 31, 2006	74,140,335	—	398	(198)	(5)	—	195
Activity for Three Months Ended March 31, 2007:
Adjustment for uncertain tax positions	—	—	—	(1)	—	—	(1)
Net income (loss)	—	—	—	(64)	—	—	(64)
Issuance of common stock from the exercise of stock options	1,217,325	—	27	—	—	—	27
Share-based compensation	—	—	2	—	—	—	2
Windfall tax benefit on share-based compensation	—	—	1	—	—	—	1
Currency translation adjustment	—	—	—	—	11	—	11
Change in fair value of effective portion of hedges — net	—	—	—	—	3	—	3
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	1	—	1

Balance as of March 31, 2007	75,357,660	—	428	(263)	10	—	175

(Continued)

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDER’S/INVESTED EQUITY — (Continued)
(In millions, except number of shares)

				Retained	Accumulated
			Additional	Earnings/	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Predecessor:
Activity April 1, 2007 through May 15, 2007:
Net income (loss)	—	—	—	(97)	—	(97)
Issuance of common stock from the exercise of stock options	57,876	—	1	—	—	1
Conversion of share-based compensation plans from equity-based plans to liability-based plans	—	—	(7)	—	—	(7)
Currency translation adjustment	—	—	—	—	35	35
Change in fair value of effective portion of hedges — net	—	—	—	—	(1)	(1)
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	(1)	(1)

Balance as of May 15, 2007	75,415,536	$—	$422	$(360)	$43	$105

Successor:
Balance as of May 16, 2007	75,415,536	$—	$3,405	$—	$—	$3,405
Activity May 16, 2007 through March 31, 2008:
Net income (loss)	—	—	—	28	—	28
Issuance of additional common stock	2,044,122	—	92	—	—	92
Currency translation adjustment	—	—	—	—	26	26
Change in fair value of effective portion of hedges — net	—	—	—	—	—	—
Postretirement benefit plans:
Pension and other benefits adjustment, net of tax effect of $(4)	—	—	—	—	(13)	(13)

Balance as of March 31, 2008	77,459,658	$—	$3,497	$28	$13	$3,538

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. References herein to “Alcan” refer to Rio Tinto Alcan Inc.

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of March 31, 2008, we had operations on four continents: North America; South America; Asia; and Europe, through 33 operating plants and four research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

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

The spin-off occurred on January 6, 2005, following approval by Alcan’s board of directors and shareholders, and legal and regulatory approvals. Alcan shareholders received one Novelis common share for every five Alcan common shares held. Our common shares began trading on a “when issued” basis on the Toronto (TSX) and New York (NYSE) stock exchanges on January 6, 2005, with a distribution record date of January 11, 2005. “Regular Way” trading began on the TSX on January 7, 2005, and on the NYSE on January 19, 2005.

Prior to January 6, 2005, Alcan was considered a related party due to its parent-subsidiary relationship with the Novelis entities. Following the spin-off, Alcan is no longer a related party as defined in Financial Accounting Standards Board (FASB) Statement No. 57, Related Party Disclosures.

Post-Transaction Adjustments

The agreements giving effect to the spin-off provide for various post-transaction adjustments and the resolution of outstanding matters. On November 8, 2006, we executed a settlement agreement with Alcan resolving the working capital and cash balance adjustments to our opening balance sheet and issues relating to the transfer of U.S. pension assets and liabilities from Alcan to Novelis. In October 2007, we completed the transfer of U.K. plan assets and liabilities. As of March 31, 2008, there remained an outstanding matter related to pension plans in Canada for those employees who elected to transfer their past service to Novelis. We expect the transfer of pension assets and liabilities in Canada to be completed by June 30, 2008, and we expect that the plan assets transferred will approximate the liabilities assumed. To the extent that differences between transferred plan assets and liabilities exist, we will record an adjustment to goodwill.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Acquisition of Novelis Common Stock and Predecessor and Successor Reporting

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (the Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 2 — Acquisition of Novelis Common Stock).

Subsequent to completion of the Arrangement on May 15, 2007, all of our common shares were indirectly held by Hindalco. We are a domestic issuer for purposes of the Securities Exchange Act of 1934, as amended, because our 7.25% senior unsecured debt securities are registered with the Securities and Exchange Commission.

Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin (SAB) No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB No. 103). Accordingly, in the accompanying March 31, 2008 consolidated balance sheet, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with FASB Statement No. 141, Business Combinations. Due to the impact of push down accounting, the Company’s consolidated financial statements and certain note presentations for our fiscal year ended March 31, 2008 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through March 31, 2008, labeled “Successor”). All periods including and prior to the three months ended March 31, 2007 are also labeled “Predecessor.” The accompanying consolidated and combined financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

To estimate fair values for the allocation of assets acquired and liabilities assumed, we considered a number of factors, including the application of multiples to discounted cash flow estimates. There is considerable management judgment with respect to cash flow estimates and appropriate multiples used in determining fair value.

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 under the Securities Exchange Act of 1934 for transition period reporting. Accordingly, these consolidated and combined financial statements present our financial position as of March 31, 2008 and 2007, and the results of our operations, cash flows and changes in shareholder’s/invested equity for the periods from May 16, 2007 through March 31, 2008 and from April 1, 2007 through May 15, 2007, the three months ended March 31, 2007 and the years ended December 31, 2006 and 2005.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Change in Impairment Testing Datet

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

Basis of Presentation, Consolidation and Combination: Year Ended December 31, 2005

Our consolidated and combined statements of operations, cash flows and shareholder’s/invested equity for the year ended December 31, 2005 include the period from January 1, 2005 to January 5, 2005 (the pre-spin results), which represents our combined results of operations, cash flows and changes in shareholder’s/invested equity on a carve-out accounting basis, prior to our spin-off from Alcan.

The pre-spin results were derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us, and were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) on a carve-out accounting basis. Management believes the assumptions underlying the pre-spin results are reasonable. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the accompanying consolidated and combined financial statements, includes the accumulated earnings of the businesses as well as net cash transfers related to cash management functions performed by Alcan.

Our consolidated statements of operations, cash flows and shareholder’s equity for the period from January 6, 2005 (the date of the spin-off) to December 31, 2005 represent our results of operations, cash flows and changes in shareholder’s equity as a stand-alone entity.

Consolidation Policy

Beginning January 6, 2005, our consolidated and combined financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and entities in which we have a controlling financial interest.

As of March 31, 2008, we had investments in five partially-owned affiliates, which include two corporations, one public limited company, one limited liability company and one unincorporated joint venture, in which Novelis Inc. or one of our subsidiaries is a shareholder, general or limited partner, member or venturer, as applicable.

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

For general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements were modified on or subsequent to June 29, 2005, we evaluate partially owned subsidiaries and joint ventures held in partnership form using the guidance in EITF Issue No. 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights, which includes a framework for evaluating whether a

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

general partner or a group of general partners controls a limited partnership and therefore should include it in consolidation.

In January 2003, FASB Interpretation No. 46, Consolidation of Variable Interest Entities, was issued. It was revised in December 2003 by FASB Interpretation No. 46 (Revised), which addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. In 2004, we determined we were the primary beneficiary of Logan Aluminum Inc. (Logan), a variable interest entity. As a result, our consolidated and combined financial statements include the assets and liabilities and results of operations of Logan. Logan is a joint venture that manages a tolling (the conversion of customer-owned metal) arrangement for Novelis and a third party.

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

We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income (loss) includes our share of the net earnings (losses) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated and combined financial statements for consolidated entities, compared to a two-line presentation of equity method investments and net earnings (losses).

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

Use of Estimates and Assumptions

The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but are not limited to: (1) fair value of derivative financial instruments; (2) asset impairments, including goodwill; (3) depreciable lives of assets; (4) useful lives of intangible assets; (5) economic lives and fair value of leased assets; (6) income tax reserves and valuation allowances; (7) fair value of share-based compensation awards; (8) actuarial assumptions related to pension and other postretirement benefit plans; (9) environmental cost reserves; (10) the determination and allocation of the fair value of assets acquired and liabilities assumed in connection with our acquisition by Hindalco and (11) litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

consolidated and combined financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Risks and Uncertainties

We are exposed to a number of risks in the normal course of our operations that could potentially affect our financial position, results of operations, and cash flows.

Laws and regulations

We operate in an industry that is subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination and working conditions for our employees. Some environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and comparable state laws, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct, on those persons who contributed to the release of a hazardous substance into the environment.

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

Materials and labor

In the aluminum rolled products industry, our raw materials are subject to continuous price volatility. We may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of higher raw material costs, other than metal, through productivity improvements, which may cause our profitability to decline. In addition, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we could be exposed to fluctuations in raw materials prices, including metal, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our financial position, results of operations and cash flows. Significant price increases may result in our customers’ substituting other materials, such as plastic or glass, for aluminum or switch to another aluminum rolled products producer, which could have a material adverse effect on our financial position, results of operations and cash flows.

We consume substantial amounts of energy in our rolling operations, our cast house operations and our Brazilian smelting operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including, but not limited to: (a) increases in the cost of natural gas; (b) increases in the cost of supplied electricity or fuel oil related to transportation; (c) interruptions in energy supply due to equipment failure or other causes and (d) the inability to extend energy supply contracts upon expiration on economical terms. A significant increase in energy costs or disruption of energy supplies or supply arrangements could have a material impact on our financial position, results of operations and cash flows.

Approximately three-quarters of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial position, results of operations and cash flows.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Geographic markets

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including Brazil, Korea and Malaysia, and we market our products in these countries, as well as China and certain other countries in Asia. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial position, results of operations and cash flows.

Other risks and uncertainties

In addition, refer to Note 12 — Fair Value of Financial Instruments and Note 19 — Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.

Reclassifications

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted for the current periods. The following reclassifications and presentation changes were made to the prior periods’ consolidated and combined statements of operations to conform to the current period presentation: (a) the amounts previously presented in Restructuring charges — net and Impairment charges on long-lived assets were reclassified to Other (income) expenses — net and (b) (Gain) loss on change in fair value of derivative instruments — net and Sale transaction fees were reclassified from Other (income) expenses — net to separate line items. These reclassifications have no effect on total assets, total shareholder’s/invested equity, net income (loss) or cash flows as previously presented.

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, during the period from May 16, 2007 through March 31, 2008, we changed our segment performance measure to Segment Income, as defined in Note 20 — Segment, Geographical Area and Major Customer Information. All prior periods have been reclassified to conform to this new measure.

Revenue Recognition

We recognize sales when the revenue is realized or realizable, and has been earned. We record sales when a firm sales agreement is in place, delivery has occurred and collectibility of the fixed or determinable sales price is reasonably assured.

We recognize product revenue, net of trade discounts and allowances, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer. We generally ship our product to our customers FOB (free on board) destination point. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. We sell most of our products under contracts based on a “conversion premium,” which is subject to periodic adjustments based on market factors. As a result, the aluminum price risk is largely absorbed by the customer. In situations where we offer customers

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

fixed prices for future delivery of our products, we may enter into derivative instruments for all or a portion of the cost of metal inputs to protect our profit on the conversion of the product. In addition, certain of our sales contracts provide for a ceiling over which metal prices cannot contractually be passed through to our customers, unless adjusted. We partially mitigate the risk of this metal price exposure through the purchase of derivative instruments.

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

Shipping and handling amounts we bill to our customers are included in Net sales and the related shipping and handling costs we incur are included in Cost of goods sold.

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

For each of the periods presented, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. In performing the analysis, the impact of any adverse changes in general economic conditions was considered, and for certain customers we reviewed a variety of factors including: past due receivables; macro-economic conditions; significant one-time events and historical experience. Specific reserves for individual accounts may be established due to a customer’s inability to meet their financial obligations, such as in the case of bankruptcy filings or the deterioration in a customer’s operating results or financial position. As circumstances related to customers change, we adjust our estimates of the recoverability of the accounts receivable.

Derivative Instruments

We utilize derivative instruments to manage our exposure to changes in foreign currency exchange rates, commodity prices and interest rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are recognized as (Gain) loss on change in fair value of derivative instruments — net and included in our consolidated and combined statements of operations or included in Accumulated other comprehensive income (loss) (AOCI) on our consolidated balance sheet, depending on the nature or use of the derivative and whether it qualifies for hedge

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

accounting treatment under the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Gains and losses on derivative instruments qualifying as cash flow hedges are included, to the extent the hedges are effective, in AOCI, until the underlying transactions are recognized as gains or losses and included in our consolidated and combined statements of operations. Gains and losses on derivative instruments used as hedges of our net investment in foreign operations are included, net of taxes, to the extent the hedges are effective, in AOCI as part of the cumulative translation adjustment (CTA). The ineffective portions of cash flow hedges and hedges of net investments in foreign operations, if any, are recognized as gains or losses and included in our consolidated and combined statements of operations, in (Gain) loss on change in fair value of derivative instruments — net in the current period.

Inventories

We carry our inventories at the lower of their cost or market value, reduced by reserves for excess and obsolete items. We use both the “average cost” and “first-in /first-out” methods to determine cost.

Property, Plant and Equipment

We report land, buildings, leasehold improvements and machinery and equipment at cost. We report assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. As a result of the Arrangement, we report land, building, leasehold improvements and machinery and equipment as of May 16, 2007 at fair value (see Note 2 — Acquisition of Novelis Common Stock).

The ranges of estimated useful lives are as follows:

Years

Buildings	30 to 40
Leasehold improvements	7 to 20
Machinery and equipment	5 to 25
Furniture, fixtures and equipment	3 to 10
Equipment under capital lease obligations	6 to 15

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset and we capitalize interest on major construction and development projects while in progress.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is included as a gain or loss in Other (income) expenses — net in our consolidated and combined statements of operations.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Goodwill

We account for goodwill under the guidance in FASB Statement No. 141, Business Combinations and FASB Statement No. 142, Goodwill and Other Intangible Assets.

We test goodwill for impairment using a fair value approach at the reporting unit level. We use our operating segments as our reporting units. We test for impairment at least annually during the fourth quarter of each fiscal year, unless some triggering event occurs that would require an impairment assessment. During the quarter ended December 31, 2007, we changed our method of applying FASB Statement No. 142 by changing the date of our annual testing for goodwill impairment from October 31 to the last day in February of each year. We believe the change is preferable in the circumstances due to (1) the change in our fiscal year end from December 31 to March 31 and (2) our normal business process for updating the Company’s annual and strategic plans, which we finalize each year during our fourth fiscal quarter. This change had no impact on our consolidated financial position, results of operations or cash flows.

We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing dates. This approach includes many assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value. If the carrying amount of a reporting unit’s goodwill were to exceed its estimated fair value, we would recognize an impairment charge in Other (income) expenses — net in our consolidated and combined statements of operations.

When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology of FASB Statement No. 142.

Long-Lived Assets and Other Intangible Assets

In accordance with FASB Statement No. 142, we amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value.

Under the guidance in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the recoverability of long-lived assets (excluding goodwill) and definite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. If the carrying amount of an intangible asset were to exceed its fair value, we would recognize an impairment charge in Other (income) expenses — net in our consolidated and combined statements of operations.

We continue to amortize long-lived assets to be disposed of other than by sale. We carry long-lived assets to be disposed of by sale in our consolidated balance sheets at the lower of net book value or the fair value less cost to sell, and we cease depreciation.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Investment in and Advances to Non-Consolidated Affiliates

Investments in entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee and are not the primary beneficiary are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment; additional contributions made and dividends or distributions received; and other than temporary impairment losses resulting from adjustments to net realizable value. We record equity method losses in excess of the carrying amount of an investment when we guarantee obligations or we are otherwise committed to provide further financial support to the affiliate.

We use the cost method to account for equity investments for which the equity securities do not have readily determinable fair values, for which we do not have the ability to exercise significant influence and for which we are not the primary beneficiary. Under the cost method of accounting, private equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value and additional investments.

Management assesses the potential for other than temporary impairment of our equity method and cost method investments. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

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

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of the fair value of financial instruments. Our financial instruments include: cash and cash equivalents; certificates of deposit; accounts receivable; accounts payable; foreign currency, energy and interest rate derivative instruments; cross-currency swaps; metal option and forward contracts; related party notes receivable and payable; letters of credit; short-term borrowings and long-term debt.

The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and current related party notes receivable and payable approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our letters of credit is

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

deemed to be the amount of payment guaranteed on our behalf by third party financial institutions. We determine the fair value of our short-term borrowings and long-term debt based on various factors including maturity schedules, call features and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair value of short-term borrowings and long-term debt. When quoted market prices are not available for various types of financial instruments (such as currency, energy and interest rate derivative instruments, swaps, options and forward contracts), we use standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

Pensions and Postretirement Benefits

We account for our pensions and other postretirement benefits in accordance with FASB Statements No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, No. 87, Employers’ Accounting for Pensions, and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. We adopted FASB Statement No. 158 for the year ended December 31, 2006. FASB Statement No. 158 requires us to recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to AOCI in shareholder’s equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. Prior to and including the three months ended March 31, 2007, we used a December 31 measurement date for our pension and postretirement plans. As a result of our acquisition by Hindalco and the application of push down accounting, our pension and postretirement plans were remeasured as of May 16, 2007. For the period ended March 31, 2008, we used March 31, 2008 as the measurement date.

We use standard actuarial methods and assumptions to account for our pension and other postretirement benefit plans. Pension and postretirement benefit obligations are actuarially calculated using management’s best estimates of expected service periods, salary increases and retirement ages of employees. Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. All net actuarial gains and losses are amortized over the expected average remaining service lives of plan participants.

Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada and the U.K., unfunded pension plans in Germany, and unfunded lump sum indemnities in France, South Korea, Malaysia and Italy. Our other postretirement obligations include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil. These pension and other postretirement benefits are managed regionally and the plans’ funded status and costs are included in our consolidated and combined financial statements.

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

We suspend allocation of losses to minority interest holders when the minority interest balance for an affiliate is reduced to zero and the minority interest holder does not have an obligation to fund such losses. As of March 31, 2008, we have no such losses. Any excess loss above the minority interest balance is recognized by us in our statements of operations until the affiliate begins earning income again, at which time the minority interest holder’s share of the income is offset against the previously unrecorded losses, and only

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

cumulative income in excess of the previously unrecorded losses will be credited and/or distributed to the minority interest holder.

Environmental Liabilities

We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. We adjust these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. Accruals for environmental liabilities are stated at undiscounted amounts and included in our consolidated balance sheets in both Accrued expenses and other current liabilities and Other long-term liabilities, depending on their short- or long-term nature. Any receivables for related insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in our consolidated balance sheets in Prepaid expenses and other current assets.

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

We are subject to income taxes in Canada and in numerous foreign jurisdictions.

Dividends

We record dividends as payable on their declaration date with a corresponding charge to retained earnings.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

For the year ended December 31, 2005, we applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the fair value recognition provisions of FASB Statement No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

On January 1, 2006, we adopted FASB Statement No. 123 (Revised), Share-Based Payment (FASB Statement No. 123(R)), which is a revision to FASB Statement No. 123. FASB Statement No. 123 (R) requires the recognition of compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment.

We adopted FASB Statement No. 123(R) using the modified prospective method, which requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period. Additionally, we determined that all of our compensation plans settled in cash are considered liability based awards. As such, liabilities for awards under these plans are required to be measured at each reporting date until the date of settlement. Various valuation methods were used to determine the fair value of these awards.

Prior to the adoption of FASB Statement No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated and combined statements of cash flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with FASB Statement No. 123(R), which requires that the cash flows resulting from tax benefits for deductions in excess of compensation cost recognized be classified within financing cash flows.

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

Foreign Currency Translation

In accordance with FASB Statement No. 52, Foreign Currency Translation, the assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located principally in Europe and Asia), are remeasured to U.S. dollars at the period end exchange rates and revenues and expenses are remeasured at average exchange rates for the period. Differences arising from exchange rate changes are included in the CTA component of AOCI. If there is a reduction in our ownership in a foreign operation, the relevant portion of the CTA is recognized in Other (income) expenses — net. All other operations, including most of those in Canada and Brazil, have the U.S. dollar as the functional currency. For these operations, monetary items denominated in currencies other than the U.S. dollar are remeasured at period exchange rates

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

and translation gains and losses are included in Other (income) expenses — net in our combined and consolidated statements of operations. Non-monetary items are translated at historical rates.

Research and Development

We incur costs in connection with research and development programs that are expected to contribute to future earnings, and charge such costs against income as incurred. Research and development costs consist primarily of salaries and administrative costs.

Restructuring Activities

We assess the need to record restructuring charges in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires a company to recognize the liabilities for costs associated with exit or disposal activities when the liabilities are incurred. Examples of costs covered by FASB Statement No. 146 include lease termination costs and certain employee severance costs that are associated with restructuring activities, discontinued operations, facility closings or other exit or disposal activities.

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

Recently Issued Accounting Standards

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods at initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

In January 2008, the FASB issued Statement No. 133 Implementation Issue No. E23, Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (Issue No. E23). Issue No. E23 provides guidance on certain practice issues related to the application of the shortcut method by amending paragraph 68 of FASB Statement No. 133 with respect to the conditions that must be met in order

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. The provisions of Issue No. E23 became effective for us for our hedging arrangements designated on or after January 1, 2008. Additionally, pre-existing hedging arrangements must be assessed on January 1, 2008 to determine whether the provisions of Issue No. E23 were met as of the inception of the hedging arrangement. We have evaluated the effects of the adoption of Issue No. E23 and have determined it to have no material impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations, which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB Statement No. 141(Revised) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB Statement No. 141(Revised) amends certain provisions of FASB Statement No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB Statement No. 141(Revised) would also apply the provisions of FASB Statement No. 141(Revised). Early adoption is prohibited. We are currently evaluating the effects that FASB Statement No. 141(Revised) may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards that require (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations, and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 160 on our consolidated financial position, results of operations and cash flows.

In April 2007, the FASB issued Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39, (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We have evaluated the effects of adoption of FSP FIN 39-1 and have determined the standard will have no material impact on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The new standard also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. It also requires companies to provide additional information that will help investors and other users

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. The new standard also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FASB Statement No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. FASB Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157. We have evaluated the effects of adoption of FASB Statement No. 159 and have determined the standard will have no material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are assessing the potential impact of adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting pronouncements will not have a material impact on our consolidated financial position, results of operation and cash flows, or do not apply to our operations.

2.	ACQUISITION OF NOVELIS COMMON STOCK

On May 15, 2007, the Company was acquired by Hindalco through Acquisition Sub pursuant to the Arrangement entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007. As a result of the Arrangement, Acquisition Sub acquired all of the Company’s outstanding common shares at a price of $44.93 per share, and all outstanding stock options and other equity incentives were terminated in exchange for cash payments. The aggregate purchase price for the Company’s common shares was $3.4 billion and immediately following the Arrangement, the common shares of the Company were transferred from Acquisition Sub to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum). Hindalco also assumed $2.8 billion of Novelis’ debt for a total transaction value of $6.2 billion.

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

Purchase of all outstanding 75,415,536 common shares at $44.93 per share	$3,388
Direct transaction costs incurred by Hindalco	17

Total consideration	$3,405

In accordance with FASB Statement No. 141, during our quarter ended June 30, 2007, we substantially allocated total consideration ($3.405 billion) to the assets acquired and liabilities assumed based on our initial estimates of fair value using methodologies and assumptions that we believed were reasonable. During the three months ended March 31, 2008, we finalized the allocation of the total consideration to identifiable assets and liabilities. The final valuation decreased the amount allocated to goodwill by $184 million from our initial allocation. This is primarily due to the finalization of our assessment of the valuation of the acquired tangible and intangible assets, the allocation of fair value to our reporting units, remeasurement of postretirement benefits and the income tax implications of the new basis of accounting triggered by the Arrangement.

The following table presents a summary of our final and initial allocations of total consideration to assets acquired and liabilities assumed at the date of the Arrangement (in millions).

	Final	Initial

Assets acquired:
Current assets	$3,210	$3,210
Property, plant and equipment	3,451	3,350
Goodwill	2,157	2,341
Intangible assets	913	879
Investment in and advances to non-consolidated affiliates	927	762
Fair value of derivative instruments — net of current portion	3	3
Deferred income tax assets	117	117
Other long-term assets	109	110

Total assets acquired	10,887	10,772

Liabilities assumed:
Accounts payable	(1,612)	(1,612)
Accrued expenses and other current liabilities	(750)	(738)
Long-term debt, including current portion and short-term borrowings	(2,824)	(2,824)
Deferred income tax liabilities, including current portion	(1,038)	(874)
Accrued postretirement benefits	(382)	(430)
Other long-term liabilities	(723)	(736)
Minority interests in equity of consolidated affiliates	(153)	(153)

Total liabilities assumed	(7,482)	(7,367)

Total consideration	$3,405	$3,405

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The final purchase price allocation shown above includes a total of $685 million for the fair value of liabilities associated with unfavorable sales contracts ($371 million included in Other long-term liabilities and $314 million included in Accrued expenses and other current liabilities). Of this amount, $655 million relates to unfavorable sales contracts in North America. These contracts include a ceiling over which metal prices cannot contractually be passed through to certain customers, unless adjusted. Subsequent to the Arrangement, the fair values of these liabilities are credited to Net sales over the remaining lives of the underlying contracts. The reduction of these liabilities does not affect our cash flows.

Intangible assets include (1) $124 million for a favorable energy supply contract in North America, recorded at its estimated fair value, (2) $15 million for other favorable supply contracts in Europe and (3) $9 million for the estimated value of acquired in-process research and development projects that had not yet reached technological feasibility. In accordance with FASB Statement No. 141, the $9 million of acquired in-process research and development was expensed upon acquisition and charged to Research and development expenses in the period from May 16, 2007 through March 31, 2008.

These final valuations and other studies were completed by Hindalco and Novelis during the three months ended March 31, 2008. To estimate fair values, we considered a number of factors, including the application of multiples to discounted cash flow estimates. There is considerable management judgment with respect to cash flow estimates and appropriate multiples used in determining fair value.

We incurred a total of $64 million of fees and expenses related to the Arrangement, of which $32 million was incurred in each of the periods from April 1, 2007 through May 15, 2007, and for the three months ended March 31, 2007. These fees and expenses are included in Sale transaction fees in our consolidated and combined statements of operations.

Unaudited Condensed Consolidated Pro Forma Results

The unaudited condensed consolidated pro forma results of operations provided below for the year ended March 31, 2008, the three months ended March 31, 2007 and the year ended December 31, 2006 are presented as though the Arrangement had occurred at the beginning of each of the respective periods, after giving effect to purchase accounting adjustments related to depreciation and amortization of the revalued assets and liabilities, interest expense and other acquisition related adjustments in connection with the Arrangement (in millions). The pro forma results include estimates and assumptions that management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been in effect on the dates indicated, or which may result in future periods.

		Three Months
	Year Ended	Ended	Year Ended
	March 31,	March 31,	December 31,
	2008	2007	2006

Net sales	$11,280	$2,721	$10,164
Loss before provision (benefit) for taxes and minority interests’ share	$(54)	$(60)	$(243)
Net loss	$(65)	$(69)	$(240)

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

3.	RESTRUCTURING PROGRAMS

All restructuring provisions and recoveries are included in Other (income) expenses — net in the accompanying consolidated and combined statements of operations. The following table summarizes the activity in our restructuring liabilities (in millions).

					Other Exit
					Related
	Severance Reserves				Reserves		Total
		North	Corporate	Total		North	Restructuring
	Europe	America	and Other	Severance	Europe	America	Reserves

Predecessor:
Balance as of December 31, 2006	$14	$—	$1	$15	$19	$—	$34
January 1, 2007 to March 31, 2007 Activity:
Provisions (recoveries) — net	9	—	—	9	—	—	9
Cash payments	(4)	—	(1)	(5)	(1)	—	(6)
Adjustments — other	(1)	—	—	(1)	—	—	(1)

Balance as of March 31, 2007	18	—	—	18	18	—	36
April 1, 2007 to May 15, 2007 Activity:
Provisions (recoveries) — net	1	—	—	1	—	—	1
Cash payments	—	—	—	—	(1)	—	(1)
Adjustments — other	—	—	—	—	1	—	1

Balance as of May 15, 2007	19	—	—	19	18	—	37

Successor:
May 16, 2007 to March 31, 2008 Activity:
Provisions (recoveries) — net	1	3	—	4	1	1	6
Cash payments	(16)	—	—	(16)	(4)	—	(20)
Adjustments — other	—	—	—	—	1	—	1

Balance as of March 31, 2008	$4	$3	$—	$7	$16	$1	$24

Year Ended March 31, 2008 Restructuring Activities

In March 2008, management approved the closure of our light gauge converter products facility in Louisville, Kentucky. The closure is intended to bring the capacity of our North American operations in line with local market demand. As a result of the closure, we recognized approximately $5 million in restructuring charges during the quarter ended March 31, 2008. We expect the closing to be completed by December 2008.

Three Months Ended March 31, 2007 Restructuring Activities

In March 2007, management approved the proposed restructuring of our facilities in Bridgnorth, U.K. These proposed actions were intended to bring the capacity of our U.K. operations in line with local market demand and to reduce the cost of our U.K. operations. Certain production lines were shut down in the U.K. and volume was relocated to other European plants. For the three months ended March 31, 2007, we recognized approximately $8 million each in impairment charges on long-lived assets in the U.K. that will no longer be used and severance costs.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006 Restructuring Activities

In December 2006, we announced several restructuring actions at our facilities in the U.K., Germany, France and Italy. These actions are intended to streamline the management of these operations. We incurred $2 million in severance-related costs through December 31, 2006 in connection with these programs. We incurred no additional costs related to these programs and we completed all actions by March 2008.

In December 2006, we announced the closing of our Montreal planning office. We incurred approximately $1 million of severance-related costs through December 31, 2006. Through March 31, 2008, we completed this action and incurred no additional costs.

In August 2006, we announced a restructuring of our European central management and administration activities in Zurich, Switzerland to reduce overhead costs and streamline support functions. In addition, we are exiting our Neuhausen research and development center in Switzerland. These programs have begun and through December 31, 2006, we incurred costs of approximately $4 million. Through March 31, 2008, we completed this action and incurred no additional costs.

In July 2006, we announced restructuring actions at our Goettingen facility in Germany to reduce overhead administrative costs and streamline functions. We incurred approximately $5 million related primarily to severance costs through December 31, 2006. We do not anticipate future costs related to these programs to be significant and expect the restructuring to be completed by December 2009.

In March 2006, we announced the restructuring of our European operations, with the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closing of two non-core business lines located within those facilities. In connection with the reorganization of our Ohle and Ludenscheid plants, we incurred costs of approximately $5 million during the year ended December 31, 2006. We do not anticipate future costs related to these programs to be significant and expect all obligations to be fulfilled by December 2011.

Year Ended December 31, 2005 Restructuring Activities

In November 2005, we announced our intent to close our casting alloy facility in Borgofranco, Italy in March 2006. In 2005, we recognized charges of $5 million for asset impairments and $9 million for other exit related costs, including $6 million for environmental remediation expenses relating to this plant closing. Through December 31, 2006, we have incurred additional costs of approximately $2 million.

During the year ended December 31, 2005, we also recorded recoveries of (1) $5 million relating to our 2004 restructuring program activities for the exit of certain operations of Pechiney in Flemalle, Belgium, which reduced the goodwill associated with the Pechiney acquisition, (2) $1 million in connection with our 2004 restructuring program activities for our plant in Nachterstedt, Germany and (3) $2 million in connection with our 2001 restructuring program activities in Rogerstone, Wales. In addition, we received $7 million in proceeds from the sale of land at the closed rolling mill in Falkirk, Scotland in October 2005, resulting in a gain of $7 million, which is included in Other (income) expenses — net in the accompanying consolidated and combined statement of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Customer accounts receivable — third parties	$1,160	$1,283
Other accounts receivable:
— third parties	89	96
— related parties	31	25

	120	121

Total accounts receivable — gross	1,280	1,404
Allowance for doubtful accounts — third parties	(1)	(29)

Accounts receivable — net	$1,279	$1,375

Allowance for Doubtful Accounts

The allowance for doubtful accounts is management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known uncollectible accounts, historical experience and other currently available evidence. As of March 31, 2008 and 2007, our allowance for doubtful accounts represented approximately 0.1% and 2.1%, respectively, of gross accounts receivable.

Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at	Additions	Accounts
	Beginning	Charged to	Recovered/	Foreign Exchange	Balance at
	of Period	Expense	(Written-Off)	and Other	End of Period

Predecessor:
Year Ended December 31, 2005	$33	$3	$(8)	$(2)	$26
Year Ended December 31, 2006	$26	$4	$(4)	$3	$29
Three Months Ended March 31, 2007	$29	$—	$—	$—	$29
April 1, 2007 Through May 15, 2007	$29	$—	$(2)	$1	$28

Successor:
May 16, 2007 Through March 31, 2008	$—	$1	$—	$—	$1

Forfaiting of Trade Receivables

Novelis Korea Ltd. forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 120 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are not included in the accompanying consolidated balance sheets. Forfaiting expenses are included in Selling, general and administrative expenses in our consolidated and combined statements of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Factoring of Trade Receivables

Our Brazilian operations factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. Under this method, customers are directed to make payments on invoices to a financial institution, but are not contractually required to do so. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables, and they are not included in the accompanying consolidated balance sheets. Factoring expenses are included in Selling, general and administrative expenses in our consolidated and combined statements of operations.

Summary Disclosures of Financial Amounts

The following tables summarize amounts relating to our forfaiting and factoring activities (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Receivables forfaited	$507	$51	$68	$424	$285
Receivables factored	$75	$—	$18	$71	$94
Forfaiting expense	$6	$1	$1	$5	$2
Factoring expense	$1	$—	$—	$1	$1

	As of March 31,
	2008	2007
	Successor	Predecessor
Forfaited receivables outstanding	$149	$75
Factored receivables outstanding	$—	$—

5.	INVENTORIES

Inventories consist of the following (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Finished goods	$357	$401
Work in process	638	556
Raw materials	386	428
Supplies	75	120

	1,456	1,505
Allowances	(1)	(22)

Inventories	$1,455	$1,483

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment — net, consists of the following (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Land and property rights	$258	$97
Buildings	826	895
Machinery and equipment	2,460	4,699

	3,544	5,691
Accumulated depreciation and amortization	(323)	(3,674)

	3,221	2,017
Construction in progress	144	89

Property, plant and equipment — net	$3,365	$2,106

Due to the assignment of new fair values as a result of the Arrangement, we have no fully depreciated assets included in our consolidated balance sheet as of March 31, 2008. The amount of fully depreciated assets included in our consolidated balance sheet as of March 31, 2007 was $1.2 billion.

Total depreciation expense is shown in the table below (in millions). We had no material interest capitalized on construction projects related to property, plant and equipment for the periods presented.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Depreciation expense related to property, plant and equipment	$330	$28	$58	$231	$228

Asset impairments

During the period from May 16, 2007 through March 31, 2008, we recorded an impairment charge of $1 million in Novelis Italy due to the obsolescence of certain production related fixed assets.

During the year ended December 31, 2005, in connection with the decision to close and sell our plant in Borgofranco, Italy, we recognized an impairment charge of $5 million, included in Other income (expenses) — net in our consolidated and combined statements of operations, to reduce the net book value of the plant’s fixed assets to zero. We based our estimate on third party offers and negotiations to sell the business.

During the year ended December 31, 2005, capital expenditures of $2 million required to keep our Annecy plant operating were fully impaired as incurred and included in Other income (expenses) — net in our consolidated and combined statements of operations.

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2015, and we lease assets in Sierre, Switzerland including a 15-year capital lease through 2020 from Alcan. Operating leases generally have five to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes rent expense included in our consolidated and combined statements of operations (in millions):

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Rent expense	$27	$3	$4	$22	$21

Future minimum lease payments as of March 31, 2008, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions). The future minimum lease payments for capital lease obligations exclude $4 million of unamortized fair value adjustments recorded as a result of the Arrangement (see Note 10 — Debt in the accompanying consolidated and combined financial statements).

	Operating	Capital Lease
Year Ending March 31,	Leases	Obligations

2009	$23	$8
2010	18	8
2011	16	8
2012	14	7
2013	12	7
Thereafter	36	47

Total minimum lease payments	$119	85

Less: interest portion on capital leases		(28)

Principal obligation on capital leases		$57

Assets and related accumulated amortization under capital lease obligations as of March 31, 2008 and 2007 are as follows (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor

Assets under capital lease obligations:
Land	$—	$1
Buildings	13	10
Machinery and equipment	55	40

	68	51
Accumulated amortization	(17)	(10)

	$51	$41

Sale of assets

During March 2008, we sold land at our Kingston facility in Ontario, Canada for $5 million. No gain or loss was recognized on the sale.

During the year ended December 31, 2006, we sold our rights to develop and operate two hydroelectric power plants in South America and recorded a pre-tax gain of approximately $11 million, included in Other (income) expenses — net in our consolidated and combined statements of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2005, we sold land and a building in Malaysia and recorded a pre-tax gain of $11 million, included in Other (income) expenses — net, in our consolidated and combined statements of operations.

Asset Retirement Obligations

On December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). The interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within an entity’s control. FIN 47 also clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if fair value can be reasonably estimated. FIN 47 uses the same methodology as FASB Statement No. 143, which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability.

As a result of our adoption of FIN 47, we identified conditional retirement obligations primarily related to environmental contamination of equipment and buildings at certain of our plants and administrative sites. Upon adoption, we recognized assets of $6 million with offsetting accumulated depreciation of $4 million, and an asset retirement obligation of $11 million. We also recognized a pre-tax charge of $9 million ($6 million after tax), which is classified as a Cumulative effect of accounting change — net of tax in our accompanying consolidated and combined statement of operations for the year ended December 31, 2005.

The following is a summary of our asset retirement obligation activity. The period-end balances are included in Other long-term liabilities in our consolidated balance sheets (in millions).

Predecessor:
Asset retirement obligation as of January 1, 2006	$11
Liability incurred	—
Liability settled	—
Accretion	2

Asset retirement obligation as of December 31, 2006	13
Liability incurred	1
Liability settled	—
Accretion	—

Asset retirement obligation as of March 31, 2007	14
Liability incurred	—
Liability settled	—
Accretion	—
Asset retirement obligation as of May 15, 2007	14

Successor:
Asset retirement obligation as of May 16, 2007	14
Liability incurred	—
Liability settled	—
Accretion	2

Asset retirement obligation as of March 31, 2008	$16

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

We performed our annual impairment test during the fourth fiscal quarter of 2008 and determined that there was no impairment of goodwill. The following tables summarize the changes in our goodwill by operating segment (in millions).

	Balance as of		Balance as of
Operating Segment (Successor)	May 16, 2007	Adjustments(A)	March 31, 2008

North America	$1,527	$(434)	$1,093
Europe	389	414	803
Asia	162	(162)	—
South America	263	(2)	261

	$2,341	$(184)	$2,157

(A)	The adjustments of $184 million represent the finalization of our estimates of fair value and allocation of the total consideration to assets acquired and liabilities assumed in connection with our acquisition by Hindalco, see Note 2 — Acquisition of Novelis Common Stock.

	Balance		Balance		Balance
	as of	Cumulative	as of	Cumulative	as of
	December 31,	Translation	March 31,	Translation	May 15,
Operating Segment (Predecessor)	2006	Adjustment	2007	Adjustment	2007

North America	$—	$—	$—	$—	$—
Europe	236	3	239	5	244
Asia	—	—	—	—	—
South America	—	—	—	—	—

	$236	$3	$239	$5	$244

Intangible Assets

The following is a summary of the components of intangible assets (in millions).

	As of March 31, 2008 — Successor				As of March 31, 2007 — Predecessor
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Tradenames	$152	$(6)	$146	20 years	$14	$(6)	$8	15 years
Technology	169	(10)	159	15 years	20	(8)	12	15 years
Customer-related intangible assets	484	(21)	463	20 years	—	—	—
Favorable energy supply contract	124	(13)	111	9.5 years	—	—	—
Other favorable contracts	15	(6)	9	3.3 years	—	—	—

	$944	$(56)	$888	17.2 years	$34	$(14)	$20	15 years

Our favorable energy supply contract and other favorable contracts are amortized over their estimated useful lives using methods that reflect the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets is as follows (in millions):

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended
	March 31,	May 15,	March 31,	December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Total Amortization expense related to intangible assets	$56	$—	$—	$2	$2
Less: Amortization expense related to intangible assets included in Cost of goods sold(A)	19	—	—	—	—

Amortization expense related to intangible assets included in Depreciation and amortization	$37	$—	$—	$2	$2

(A)	Relates to amortization of favorable energy and other supply contracts.

Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,

2009	$62
2010	60
2011	56
2012	55
2013	82

8.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of March 31, 2008, and which we account for using the equity method. We have no material investments that we account for using the cost method.

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

In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to the other shareholders of Petrocoque. Prior to the sale, we accounted for Petrocoque using the equity method of accounting. The results of operations of Petrocoque through the date of sale are included in the table below.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies.

The following table summarizes the combined and condensed assets, liabilities and equity of our equity method affiliates (on a 100% basis, in millions) on a historical basis of accounting. The results do not include the unamortized fair value adjustments made to our non-consolidated affiliates due to the Arrangement. As of March 31, 2008, there were $737 million of unamortized fair value adjustments recorded in Investment in and advances to non-consolidated affiliates

	As of March 31,
	2008	2007

Assets:
Current assets	$192	$152
Non-current assets	677	638

Total assets	$869	$790

Liabilities:
Current liabilities	$151	$225
Non-current liabilities	359	260

Total liabilities	510	485
Equity:
Novelis	180	153
Third parties	179	152

Total liabilities and equity	$869	$790

The following table summarizes the combined and condensed results of operations of our equity method affiliates (on a 100% basis, in millions) on a historical basis of accounting. These results do not include the incremental depreciation and amortization expense that we record in our equity method accounting, which arises as a result of the amortization of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. For the period from May 16, 2007 through March 31, 2008, we recorded incremental depreciation and amortization expense of $39 million as part of our equity method accounting for these affiliates.

	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005

Net sales	$564	$45	$127	$558	$497
Costs, expenses and income taxes	495	43	122	521	479

Net income	$69	$2	$5	$37	$18

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Included in the accompanying consolidated and combined financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of transactions that we had with related parties (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Purchases of tolling services, electricity and inventories
Aluminium Norf GmbH(A)	$253	$21	$61	$227	$205
Consorcio Candonga(B)	24	1	3	14	8
Petrocoque S.A. Industria e Comercio(C)	n.a.	n.a.	n.a.	2	2

Total purchases from related parties	$277	$22	$64	$243	$215

Interest (income) expense
Aluminium Norf GmbH(D)	$1	$—	$—	$(1)	$1

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

(C)	We purchased calcined-coke from Petrocoque for use in our smelting operations in South America. As previously discussed, we sold our interest in Petrocoque in November 2006. They are not considered a related party in periods subsequent to November 2006.

(D)	We earn interest income on a loan due from Aluminium Norf GmbH.

n.a.	not applicable — see (C).

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying consolidated balance sheets (in millions). We have no other material related party balances.

	As of March 31,
	2008	2007
	Successor	Predecessor
Accounts receivable(A)	$31	$25
Other long-term receivables(A)	$41	$54
Accounts payable(B)	$55	$49

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Accrued compensation and benefits	$141	$138
Accrued settlement of legal claim	39	39
Accrued interest payable	15	24
Accrued income taxes	35	9
Current portion of fair value of unfavorable sales contracts	242	—
Current portion of fair value of derivative instruments	148	33
Other current liabilities	230	237

Accrued expenses and other current liabilities	$850	$480

10.	DEBT

Debt consists of the following (in millions).

			As of March 31,
			2008			2007
				Unamortized		Principal/
	Interest			Fair Value	Carrying	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Value
				Successor		Predecessor
Novelis Inc.
7.25% Senior Notes, due February 2015	7.25%		$1,399	$67	$1,466	$1,400
Floating rate Term Loan facility, due July 2014	4.70%		298	—	298	—
Floating rate Term Loan B(D)	—		—	—	—	259
Novelis Corporation
Floating rate Term Loan facility, due July 2014	4.70	%(C)	655	—	655	—
Floating rate Term Loan B(D)	—		—	—	—	449
Novelis Switzerland S.A.
Capital lease obligation, due January 2020 (Swiss francs (CHF) 54 million)	7.50%		54	(4)	50	46
Capital lease obligation, due August 2011 (CHF 3 million)	2.49%		3	—	3	4
Novelis Korea Limited
Bank loan, due October 2010	5.44%		100	—	100	—
Bank loan, due December 2007(F)	—		—	—	—	70
Bank loan (Korean won (KRW) 40 billion)(E)	—		—	—	—	42
Bank loan, due December 2007 (KRW 25 billion)(F)	—		—	—	—	27
Bank loans, due September 2008 through June 2011 (KRW 1 billion)	3.60	%(G)	1	—	1	1
Other
Other debt, due April 2008 through December 2012	1.99	%(G)	2	—	2	2

Total debt			2,512	63	2,575	2,300
Less: current portion			(15)	—	(15)	(143)

Long-term debt — net of current portion			$2,497	$63	$2,560	$2,157

(A)	Interest rates are as of March 31, 2008 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement.

(B)	Debt was recorded at fair value as a result of the Arrangement (see Note 2 — Acquisition of Novelis Common Stock).

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(C)	Excludes the effect of any related interest rate swaps. See New Senior Secured Credit Facilities.

(D)	The Floating rate Term Loan B was refinanced in July 2007. See New Senior Secured Credit Facilities.

(E)	The Bank loan was refinanced in August 2007 with a short-term borrowing. See Korean Bank Loans.

(F)	These two Bank loans were refinanced in October 2007. See Korean Bank Loans.

(G)	Weighted average interest rate.

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized fair value adjustments and using rates of exchange as of March 31, 2008 for our debt denominated in foreign currencies) are as follows (in millions).

Year Ending March 31,	Amount

2009	$15
2010	14
2011	114
2012	14
2013	14
Thereafter	2,341

Total	$2,512

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

Under the ABL facility, interest charged is dependent on the type of loan as follows: (1) any swingline loan or any loan categorized as an ABR borrowing will bear interest at an annual rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus the applicable margin; (2) Eurocurrency loans will bear interest at an annual rate equal to the adjusted LIBOR rate for the applicable interest period, plus the applicable margin; (3) loans designated as Canadian base rate borrowings will bear an annual interest rate equal to the Canadian base rate (CAPRIME), plus the applicable margin; (4) loans designated as bankers acceptances (BA) rate loans will bear interest at the average discount rate offered for bankers’ acceptances for the applicable BA

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

interest period, plus the applicable margin and (5) loans designated as Euro Interbank Offered Rate (EURIBOR) loans will bear interest annually at a rate equal to the adjusted EURIBOR rate for the applicable interest period, plus the applicable margin. Applicable margins under the ABL facility depend upon excess availability levels calculated on a quarterly basis.

Generally, for both the Term Loan facility and ABL facility, interest rates reset every three months and interest is payable on a monthly, quarterly, or other periodic basis depending on the type of loan.

The proceeds from the Term Loan facility of $960 million, drawn in full at the time of closing, and an initial draw of $324 million under the ABL facility were used to pay off our old senior secured credit facility (discussed below), pay for debt issuance costs of the New Credit Facilities and provide for additional working capital. Mandatory minimum principal amortization payments under the Term Loan facility are $2.4 million per calendar quarter. The first minimum principal amortization payment was made on September 30, 2007. Additional mandatory prepayments are required to be made for certain collateral liquidations, asset sales, debt and preferred stock issuances, equity issuances, casualty events and excess cash flow (as defined in the New Credit Facilities). Any unpaid principal is due in full on July 6, 2014.

Under the Term Loan facility, loans characterized as alternate base rate (ABR) borrowings bear interest annually at a rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus the applicable margin. Loans characterized as Eurocurrency borrowings bear interest at an annual rate equal to the adjusted LIBOR rate for the interest period in effect, plus the applicable margin.

Borrowings under the ABL facility are generally based on 85% of eligible accounts receivable and 75% to 85% of eligible inventories. Commitment fees ranging from 0.25% to 0.375% are based on average daily amounts outstanding under the ABL facility during a fiscal quarter and are payable quarterly.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Substantially all of our assets are pledged as collateral under the New Credit Facilities.

We incurred debt issuance costs on our New Credit Facilities totaling $32 million, including the $8 million in fees previously paid in conjunction with the backstop commitment. These fees are included in Other long-term assets — third parties and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility. The unamortized amount of these costs was $27 million as of March 31, 2008.

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

On July 3, 2007, we terminated an interest rate swap to fix the 3-month LIBOR interest rate at an effective weighted average interest rate of 3.9% on $100 million of the floating rate Term Loan B debt, which was originally scheduled to expire on February 3, 2008. The termination resulted in a gain of less than $1 million.

As of March 31, 2008 approximately 84% of our debt was fixed rate and approximately 16% was variable rate.

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

On October 16, 2006, we amended the financial covenants to our Old Credit Facilities. In particular, we amended our maximum total leverage, minimum interest coverage, and minimum fixed charge coverage ratios through the quarter ended March 31, 2008.

We also amended and modified other provisions of the Old Credit Facilities to permit more efficient ordinary-course operations, including increasing the amounts of certain permitted investments and receivables securitizations, permitting nominal quarterly dividends, and the transfer of an intercompany loan to another subsidiary. In return for these amendments and modifications, we paid aggregate fees of approximately $3 million to lenders who consented to the amendments and modifications, and agreed to continue paying higher applicable margins on our Old Credit Facilities, and higher unused commitment fees on our existing revolving credit facilities that were instated with a prior waiver and consent agreement in May 2006. Commitment fees related to the unused portion of the $500 million revolving credit facility were 0.625% per annum.

On April 27, 2007, our lenders consented to a further amendment of our Old Credit Facilities. The amendment included increasing the Term Loan B facility by $150 million. We utilized the additional funds available under the Term Loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement, including the cash settlement of share-based compensation arrangements and lender fees. Additionally, the amendment included a limited waiver of the change of control Event of Default (as defined) which effectively extended the requirement to repay the Old Credit Facilities to July 11, 2007. We paid fees of approximately $2 million to lenders who consented to this amendment.

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

Debt issuance costs totaling $28 million relating to the Senior Notes had also been included in Other long-term assets — third parties and were being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. The unamortized amount of these costs was $24 million as of March 31, 2007. As a result of the Arrangement and the recording of debt at fair value, the total amount of unamortized debt issuance costs of $23 million was reduced to zero as of May 15, 2007.

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

Tender Offer and Consent Solicitation for 7.25% Senior Notes

Pursuant to the terms of the indenture governing our Senior Notes, we were obligated, within 30 days of closing of the Arrangement, to make an offer to purchase the Senior Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date the Senior Notes were purchased. Consequently, we commenced a tender offer on May 16, 2007 to repurchase all of the outstanding Senior Notes at the prescribed price. This offer expired on July 3, 2007 with holders of approximately $1 million of principal presenting their Senior Notes pursuant to the tender offer.

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

Other Agreements

In May 2007, we terminated a loan and a corresponding deposit-and-guarantee agreement for $80 million. We did not include the loan or deposit amounts in our consolidated balance sheets as of March 31, 2007 as the agreement included a legal right of setoff and we had the intent and ability to setoff.

Capital Lease Obligations

In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, which is equivalent to $1.7 million at the exchange rate as of March 31, 2008.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and fixed monthly payments of CHF 0.1 million, which is equivalent to $0.1 million at the exchange rate as of March 31, 2008.

Short-Term Borrowings and Lines of Credit

As of March 31, 2008, our short-term borrowings were $115 million consisting of (1) $70 million of short-term loans under our ABL facility, (2) a $40 million in short-term loan in Korea and (3) $5 million in bank overdrafts. As of March 31, 2008, $28 million of our ABL facility was utilized for letters of credit and we had $582 million in remaining availability under this revolving credit facility.

As of March 31, 2008, we had an additional $120 million under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 4.12% and 7.77% as of March 31, 2008 and 2007, respectively.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

11.	OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows (in millions):

	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net change in foreign currency translation adjustments	$26	$31	$11	$172	$(169)
Net change in fair value of effective portion of hedges	—	(1)	7	(46)	—
Postretirement benefit plans:
Amortization of net actuarial loss	—	(1)	2	—	—
Net change in pension and other benefits	(17)	—	—	—	—
Net change in minimum pension liability	—	—	—	16	(14)
Net other comprehensive income (loss) adjustments, before income tax effect	9	29	20	142	(183)
Income tax effect	4	4	(5)	(8)	11

Other comprehensive income (loss)	$13	$33	$15	$134	$(172)

Accumulated other comprehensive income (loss), net of income tax effects, consists of the following (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Foreign currency translation adjustments	$26	$144
Fair value of effective portion of hedges — net	—	(43)
Postretirement benefit plans:
Net actuarial loss	—	(82)
Pension and other benefits	(13)	—
Net prior service cost	—	(8)
Net transition obligation	—	(1)

Accumulated other comprehensive income (loss)	$13	$10

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value approximates fair value for our financial instruments that are classified as current in our consolidated balance sheets. The fair values of our financial instruments that are recorded at cost and classified as long-term are summarized in the table below (in millions).

	As of March 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	Successor	Successor	Predecessor	Predecessor
Assets
Long-term receivables from related parties	$72	$72	$54	$54
Liabilities
Long-term debt
Novelis Inc.
7.25% Senior Notes, due February 2015	1,466	1,249	1,400	1,481
Floating rate Term Loan facility, due July 2014	298	298	—	—
Floating rate Term Loan B	—	—	259	259
Novelis Corporation
Floating rate Term Loan facility, due July 2014	655	655	—	—
Floating rate Term Loan B	—	—	449	449
Novelis Switzerland S.A.
Capital lease obligation, due January 2020 (CHF 54 million)	50	43	46	43
Capital lease obligation, due August 2011 (CHF 3 million)	3	3	4	3
Novelis Korea Limited
Bank loan, due October 2010	100	87	—	—
Bank loan, due December 2007	—	—	70	67
Bank loan (KRW 40 billion)	—	—	42	41
Bank loan, due December 2007 (KRW 25 billion)	—	—	27	26
Bank loans, due September 2008 through June 2011 (KRW 1 billion)	1	1	1	1
Other
Other debt, due April 2008 through December 2012	2	2	2	2
Financial commitments
Letters of credit	—	148	—	84

Other financial instruments are marked to market to adjust to fair value and are disclosed in Note 16 — Financial Instruments and Commodity Contracts.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

13.	SHARE-BASED COMPENSATION

Effect of Acquisition by Hindalco

As a result of the Arrangement (see Note 2 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements), all of our share-based compensation awards (except for our Recognition Awards) were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. We made aggregate cash payments (including applicable payroll-related taxes) totaling $72 million to plan participants following consummation of the Arrangement, as follows:

	Shares/Units	Cash Payments
	Settled	(In millions)

Novelis 2006 Incentive Plan (stock options)	825,850	$16
Novelis 2006 Incentive Plan (stock appreciation rights)	378,360	7
Novelis Conversion Plan of 2005	1,238,183	29
Stock Price Appreciation Unit Plan	299,873	7
Deferred Share Unit Plan for Non-Executive Directors	109,911	5
Novelis Founders Performance Awards	180,400	8

		$72

Compensation expense resulting from the accelerated vesting of plan awards, totaling $45 million is included in Selling, general and administrative expenses in our consolidated statement of operations for the period from April 1, 2007 through May 15, 2007. We also recorded a $7 million reduction to Additional paid-in capital during the period from April 1, 2007 through May 15, 2007 for the conversion of certain of our share-based compensation plans from equity-based to liability-based plans.

Our Recognition Awards plan remains in place as of March 31, 2008. However, the awards are now payable only in either, at the option of the executive, (i) Hindalco common shares (if offered by Hindalco) or (ii) cash.

Adoption of FASB Statement No. 123 (Revised)

On January 1, 2006, we adopted FASB Statement No. 123(R) using the modified prospective method. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period. The cumulative effect of the accounting change, net of tax, as of January 1, 2006 was approximately $1 million, and was not considered material as to require presentation as a cumulative effect of accounting change in the accompanying consolidated and combined statements of operations. Accordingly, the expense recognized as a result of adopting FASB Statement No. 123(R) was included in Selling, general and administrative expenses in the quarter ended March 31, 2006.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

The number of Recognition Awards payable under the agreements varies by Executive. Originally, there were 145,800 shares subject to award. Prior to the Arrangement and in accordance with the provisions of FASB Statement No. 123(R), we valued these awards as of the issuance date and were recognizing their cost over the requisite service period of the Executives. As a result of the Arrangement, the Recognition Awards changed from an equity-based to a liability-based plan using the $44.93 per common share transaction price as the per share value. This change resulted in additional share-based compensation expense of $1.3 million during the period from April 1, 2007 through May 15, 2007.

One-half of the outstanding Recognition Awards vested on December 31, 2007, and were settled for approximately $3 million in cash in January 2008.

The table below shows the activity for our Recognition Awards.

		Weighted
		Average
	Number of	Fair Value	Award
	Recognition	at Grant	Redemption
	Awards	Date	Price

Predecessor:
Recognition Awards as of December 31, 2006	145,800	$23.15
Granted	—
Vested	—
Forfeited/Cancelled	—

Recognition Awards as of March 31, 2007	145,800	$23.15
Granted	—
Vested	—
Forfeited/Cancelled	—

Recognition Awards as of May 15, 2007	145,800		$44.93
Successor:
Granted	—
Vested	(59,050)
Forfeited/Cancelled	(30,400)

Recognition Awards as of March 31, 2008	56,350		$44.93

As of March 31, 2008, there was approximately $1 million of unamortized compensation expense related to the remaining vesting date for the Recognition Awards, which is expected to be recognized over the next 0.75 years.

Novelis 2006 Incentive Plan

At our annual shareholders meeting on October 26, 2006, our shareholders approved the Novelis 2006 Incentive Plan (2006 Incentive Plan) to effectively replace the Novelis Conversion Plan of 2005 and Stock Price Appreciation Unit Plan (both described below). Under the 2006 Incentive Plan, up to an aggregate number of 7,000,000 shares of Novelis common stock were authorized to be issued in the form of stock options, stock appreciation rights (SARs), restricted shares, restricted share units, performance shares and other share-based incentives. Stock options and SARs expire seven years from their grant date. SARs may be settled

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

in cash, common shares or a combination thereof, at the election of the holder. Any shares that were subject to an award under the 2006 Incentive Plan other than stock options and SARs would be counted against the 7,000,000 share limit as 1.75 shares for every one share subject to the award. The number of annual awards issued to any single employee or non-employee director was limited. The Human Resources Committee of our board of directors had the discretion to determine which employees and non-employee directors receive awards and the type, number and terms and conditions of such awards under the 2006 Incentive Plan. As a result of the Arrangement, all awards under the 2006 Incentive Plan were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

2006 Stock Options

On October 26, 2006, our board of directors authorized a grant of an aggregate of 885,170 seven-year non-qualified stock options under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees. These options were comprised of equal portions of premium and non-premium options. Both the premium and non-premium options were to vest ratably in 25% annual increments over a four year period measured from October 26, 2006, and could be exercised, in whole or in part, once vested. However, while the premium and non-premium options carried the same exercise price of $25.53, in no event could the premium options be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equaled or exceeded $28.59. As a result of the Arrangement, all of our stock options under the 2006 Incentive Plan were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

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

Prior to the Arrangement, we used the Black-Scholes valuation model to determine the fair value of non-premium options issued. Because our trading history was shorter than the expected life of the options, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. The annual expected dividend yield was based on dividend payments of $0.01 per share per quarter. Risk-free interest rates were based on U.S. Treasury Strip yields, compounded daily, consistent with the expected lives of the options. Because we did not have a sufficient history of option exercise or cancellation, we estimated the expected life of the options based on an extension of the “simplified method” as prescribed by SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB No. 107), which allows for the use of a mid-point between the earliest and latest dates that an award can be exercised.

The weighted-average fair value of premium and non-premium options granted during the year ended December 31, 2006 under the 2006 Incentive Plan was $10.08 and $10.73, respectively. No premium or non-premium options under the 2006 Incentive Plan were granted during the three month period ended March 31, 2007 or from April 1, 2007 through May 15, 2007. Prior to the Arrangement, the fair value of our premium and non-premium options was estimated using the following assumptions:

Year Ended
December 31, 2006;
Three Months Ended
March 31, 2007; and
the Period from
April 1, 2007
Through
May 15, 2007
Predecessor

Expected volatility	42.20 to 46.40%
Weighted average volatility	44.30%
Dividend yield	0.16%
Risk-free interest rate	4.68 to 4.71%
Expected life	1.00 to 4.75 years

As a result of the Arrangement, 825,850 premium and non-premium options under the 2006 Incentive Plan were accelerated to vest and were settled in cash for approximately $16 million.

Stock Appreciation Rights

On October 26, 2006, our board of directors authorized a grant of 381,090 Stock Appreciation Rights (SARs) under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees. The terms of the SARs were identical in all material respects to those of the stock options issued under the 2006 Incentive Plan, except that the incremental increase in the value of the SARs was to be settled in cash rather than shares of Novelis’ common stock at the time of exercise. The SARs were comprised of two equal portions: premium and non-premium SARs. Both the premium and non-premium SARs vested ratably in 25% annual increments over the four-year period measured from October 26, 2006, and could be exercised, in whole or in part, once vested. However, while the premium and non-premium SARs carried the same exercise price of $25.53, in no event could the premium SARs be exercised unless the fair market value per share, as defined in the 2006 Incentive Plan, on the business day preceding the exercise date equaled or exceeded $28.59. As a result of the Arrangement, all of our SARs under the 2006 Incentive Plan were

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

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

Prior to the Arrangement, we used the Monte Carlo valuation model to determine the fair value of the premium SARs outstanding under the 2006 Incentive Plan. The Monte Carlo model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. Because our trading history was shorter than the expected life of the SARs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. No quarterly or annual dividend was expected. Risk-free interest rates were based on U.S. Treasury Strip yields, compounded daily, consistent with the expected remaining lives of the premium SARs. The fair value of the premium SARs was being amortized over the requisite remaining service period of each award, subject to acceleration in cases where the employee elects retirement or is retirement eligible after October 26, 2007.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The fair value of premium and non-premium SARs under the 2006 Incentive Plan was estimated using the following assumptions:

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
	Predecessor	Predecessor

Expected volatility	40.70 to 44.70%	40.80 to 45.40%
Weighted average volatility	42.70%	43.10%
Dividend yield	None	0.14%
Risk-free interest rate	4.51 to 4.59%	4.67 to 4.71%
Expected life	0.57 to 4.32 years	0.83 to 4.57 years

As a result of the Arrangement, 378,360 premium and non-premium SARs were accelerated to vest and were settled in cash for approximately $7 million.

Novelis Conversion Plan of 2005

On January 5, 2005, our board of directors adopted the Novelis Conversion Plan of 2005 (the Conversion Plan) to allow for 1,372,663 Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan to be replaced with options to purchase 2,723,914 of our common shares. All options were to expire ten years from their date of grant. All converted options that were vested on the spin-off date continued to be vested. Unvested options as of the spin-off date were to vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date.

In October 2006, we amended the Conversion Plan to allow (1) the immediate vesting of all options upon the death or retirement of the optionee and (2) in the case of an unsolicited change of control of Novelis, all options will vest immediately. While the amendment of the Conversion Plan has been accounted for as a modification under FASB Statement No. 123(R), it resulted in no incremental compensation cost as the fair value of the modified options after the modification was less than the fair value of the options immediately before the modification. However, options held by 67 employees who had retired or were retirement eligible were affected by this modification, which included the accelerated vesting of 821,318 options for 20 employees who had previously retired. As a result of this modification, we accelerated the vesting for employees who previously retired and shortened the requisite service period for all remaining employees based on their retirement eligibility date. We recorded additional compensation expense of $4 million during the three months ended December 31, 2006 as a result of this modification.

As a result of the Arrangement, all of our unvested stock options under the Conversion Plan were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table shows the option activity in our Conversion Plan.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Options	Price	(In years)	Value

Predecessor:
Options outstanding as of December 31, 2006	2,514,277	$21.84
Granted	—	—
Exercised	(1,217,325)	$21.95
Forfeited/Cancelled	—	—
Expired	—	—

Options outstanding as of March 31, 2007	1,296,952	$21.74
Granted	—	—
Exercised	(57,876)	$22.00
Forfeited/Cancelled	(893)	$23.74
Expired	—	—
Settled as a result of the Arrangement	(1,238,183)	$21.82

Options outstanding as of May 15, 2007	—	$—	—	$—

Options exercisable as of May 15, 2007	—	$—	—	$—

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

Years December 31,
2005 and 2006;
Three Months Ended
March 31, 2007; and
the Period from
April 1, 2007
Through
May 15, 2007
Predecessor

Expected volatility	30.30%
Weighted-average volatility	30.30%
Dividend yield	1.56%
Risk-free interest rate	2.88 to 3.73%
Expected life	0.70 to 5.70 years

The weighted average fair value of options granted or modified under the Conversion Plan during the year ended December 31, 2005 was $6.97.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The number of options that vested and the related fair value under our Conversion Plan was 6,548 and less than $1 million for the period from April 1, 2007 through May 15, 2007; 381,009 and $3 million for the three months ended March 31, 2007; 1,423,930 and $10 million for the year ended December 31, 2006; and none for the year ended December 31, 2005.

As a result of the Arrangement, 563,651 options were accelerated to vest with a total fair value of approximately $4 million and a total of 1,238,183 options were settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction for approximately $29 million.

The total intrinsic value of options exercised under our Conversion Plan was $1 million for the period from April 1, 2007 through May 15, 2007; $19 million for the three months ended March 31, 2007; $1 million for the year ended December 31, 2006; and less than $1 million for the year ended December 31, 2005.

Cash received from options exercised under our Conversion Plan was $1 million for the period from April 1, 2007 through May 15, 2007; $27 million for the three months ended March 31, 2007; $2 million for the year ended December 31, 2006; less than $1 million for the year ended December 31, 2005.

The actual tax benefit realized for the tax deductions from the options exercised under our Conversion Plan was less than $1 million for the period from April 1, 2007 through May 15, 2007; $1 million, including $1 million of “windfall” tax benefits, for the three months ended March 31, 2007; and less than $1 million for each of the years ended December 31, 2006 and 2005.

Stock Price Appreciation Unit Plan

Prior to the spin-off, some Alcan employees who later transferred to Novelis held Alcan stock price appreciation units (SPAUs). These units entitled them to receive cash equal to the excess of the market value of an Alcan common share on the exercise date of a SPAU over the market value of an Alcan common share on its grant date. On January 6, 2005, these employees received 418,777 Novelis SPAUs to replace their 211,035 Alcan SPAUs at a weighted average exercise price of $22.04. All converted SPAUs that were vested at the spin-off date continued to be vested. Unvested SPAUs were to vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date. In October 2006, we amended the SPAUs to allow the continued vesting of all SPAUs upon the death or retirement of the employee. While the amendment of the SPAUs had been accounted for as a modification under FASB Statement No. 123(R), it resulted in no incremental compensation cost since the fair value of the modified SPAUs after the modification was less than the fair value of the SPAUs immediately before the modification. However, SPAUs held by 7 employees who were retirement eligible were affected by this modification, which included an acceleration of $1 million in compensation cost recognized during the three months ended December 31, 2006.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The table below shows the activity in our SPAU Plan.

Weighted
Average
Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	SPAUs	Exercise Price	(In years)	Value

Predecessor:
SPAUs outstanding as of December 31, 2007	418,405	$22.04
Granted	—	—
Exercised	(117,788)	$22.29
Forfeited/Cancelled	—	—
Expired	—	—

SPAUs outstanding as of March 31, 2007	300,617	$21.94
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	—	—
Expired	(744)	$21.49
Settled as a result of the Arrangement	(299,873)	$21.94

SPAUs outstanding as of May 15, 2007	—	$—	—	$—

SPAUs exercisable as of May 15, 2007	—	$—	—	$—

Upon the adoption of FASB Statement No. 123(R), we changed from the intrinsic value method to the Black-Scholes valuation model to estimate the fair value of SPAUs granted to employees and to determine the fair value of the SPAUs outstanding. Because our trading history was shorter than the expected life of the SPAUs, we used historical stock price volatility data from comparable companies to supplement our own historical volatility to determine expected volatility assumptions. No quarterly or annual dividend was expected. Risk-free interest rates were based on U.S. Treasury spot rates consistent with the expected remaining lives of the SPAUs. Because we did not have a sufficient history of SPAUs exercise or cancellation, we estimated the expected remaining life of the SPAUs based on an extension of the “simplified method” as prescribed by SAB No. 107. As a result of the Arrangement, the SPAUs were valued using the $44.93 per common share transaction price.

The number of SPAUs that vested was 101,119 during the three months ended March 31, 2007 and 101,104 during the year ended December 31, 2006.

The fair value of each SPAU was estimated using the following assumptions:

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
	Predecessor	Predecessor

Expected volatility	38.20 to 40.80%	36.20 to 40.30%
Weighted average volatility	39.31%	39.32%
Dividend yield	None	0.14%
Risk-free interest rate	4.51 to 4.56%	4.67 to 4.80%
Expected life	2.25 to 4.37 years	2.37 to 4.37 years

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As a result of the Arrangement, 201,495 SPAUs were accelerated to vest and 299,873 SPAUs were settled in cash using the $44.93 per common share purchase price paid by Hindalco in the transaction for approximately $7 million.

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

Prior to the Arrangement, the DDSUs were redeemable in cash and/or shares of our common stock following the participant’s retirement from the board. The redemption amount was calculated by multiplying the accumulated balance of DDSUs by the average closing price of a common share on the TSX (adjusted for the noon exchange rate) and the NYSE for the last five trading days prior to the redemption date.

The table below shows our DDSU activity.

			Aggregate
	Number of	Redemption	Intrinsic
	DDSUs	Price	Value

Predecessor:
DDSUs outstanding as of December 31, 2006	112,039	$27.11
Granted	7,060
Exercised (paid out)	(12,521)
Forfeited	—
Expired/Cancelled	—

DDSUs outstanding as of March 31, 2007	106,578	$44.09
Granted	3,333
Exercised (paid out)	—
Forfeited	—
Expired/Cancelled	—
Settled as a result of the Arrangement	(109,911)	$44.93

DDSUs outstanding as of May 15, 2007	—	$—	$—

DDSUs exercisable as of May 15, 2007	—	$—	$—

As a result of the Arrangement, 109,911 DDSUs were settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction for approximately $5 million.

Novelis Founders Performance Awards

In March 2005 (as amended and restated in March 2006 and February 2007), Novelis established a plan to reward certain key executives with Performance Share Units (PSUs) if Novelis common share price

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

improvement targets were achieved within specific time periods. There were three equal tranches of PSUs, and each had a specific share price improvement target. For the first tranche, the target share price of $23.57 applied for the period from March 24, 2005 to March 23, 2008. For the second tranche, the target share price of $25.31 applied for the period from March 24, 2006 to March 23, 2008. For the third tranche, the target share price of $27.28 applied for the period from March 24, 2007 to March 23, 2008. If awarded, a particular tranche was to be paid in cash on the later of six months from the date the specific common share price target was reached or twelve months after the start of the performance period, and was to be based on the average of the daily common share closing prices on the NYSE for the last five trading days prior to the payment date.

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

Upon adoption of FASB Statement No. 123(R), we changed our valuation technique to the Monte Carlo valuation model due to the fact that the PSUs contain a market condition for vesting of the award. The Monte Carlo model utilized multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair market value of each award. We used our own historical stock price volatility to determine expected volatility assumptions. The annual expected dividend yield was based on dividend payments of $0.01 per share per quarter. The risk-free interest rate represented U.S. Treasury Strip yield as of the valuation date. The fair value of the PSUs was being amortized over the derived service period of each tranche, which was up to three years, subject to acceleration in the event the vesting condition was met (as defined above).

The fair value of each PSU was estimated using the following assumptions:

Year Ended
December 31, 2006
Predecessor

Expected volatility	37.00%
Weighted average volatility	37.00%
Dividend yield	0.14%
Risk-free interest rate	4.75%
Expected life (derived service periods)	0.93 to 1.23 years

In February 2007, our board of directors recognized that the applicable share price threshold had been (or would likely be) met with respect to the second tranche and would probably be met for the third tranche, but in light of the insiders’ awareness of the possibility of a change in control transaction, they were subject to a trading blackout. Moreover, it was unlikely that a 15 day open trading window under the Novelis disclosure and insider trading policies would arise prior to the consummation of the Arrangement. Accordingly, on February 10, 2007, our board of directors further amended the PSUs in order to provide that the applicable threshold for (a) the second tranche was to be met as of February 28, 2007 and (b) the third tranche was to be met as of March 26, 2007, for purposes of PSUs to be awarded.

As a result of the Arrangement, the second and third tranches (represented by 94,450 and 85,950 PSUs, respectively) were settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction for approximately $8 million.

Total Shareholder Returns Performance Plan

Some Alcan employees who transferred to Novelis were entitled to receive cash awards under the Alcan Total Shareholder Returns Performance Plan (TSR). TSR was a cash incentive plan that rewarded eligible

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

employees based on the relative performance of Alcan’s common share price and cumulative dividend yield performance compared to other corporations included in the Standard & Poor’s Industrials Index, measured over three-year periods starting on October 1, 2002 and 2003. On January 6, 2005, these employees immediately ceased participating in and accruing benefits under the TSR. The current three-year performance periods, namely 2002 to 2005 and 2003 to 2006, were truncated as of the date of the spin-off. The accrued awards for all of the TSR participants were converted into 452,667 Novelis restricted share units (RSUs). At the end of each performance period, each holder of RSUs was to receive net proceeds based on the price of Novelis common shares at that time, including declared dividends.

In October 2005, an aggregate of $7 million was paid to employees who held RSUs that had vested on September 30, 2005. In October 2006, 120,949 RSUs and related dividends outstanding were paid to employees in the aggregate amount of $3 million.

Deferred Share Agreements

On January 6, 2005, 33,500 Alcan deferred shares held by one of our executives who was an Alcan employee immediately prior to the spin-off were replaced with the right to receive 66,477 Novelis shares. On July 27, 2005, the deferred share agreement was amended to provide that we would, in lieu of granting the executive 66,477 common shares, pay the executive in cash in an amount equal to the value of the shares based on the closing price of the shares on the NYSE on August 1, 2005. This obligation was paid in cash in August 2005 for $2 million.

Share-Based Compensation Expense

Total share-based compensation expense for the respective periods, including amounts related to the cumulative effect of an accounting change (exclusive of income taxes) from adopting FASB Statement No. 123 (R) on January 1, 2006, is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our consolidated and combined statements of operations.

	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Recognition Awards	$2.3	$1.5	$0.5	$0.5	$—
Novelis 2006 Incentive Plan (stock options)	n.a.	14.5	0.9	0.7	—
Novelis 2006 Incentive Plan (stock appreciation rights)	n.a.	5.6	1.4	0.4	—
Novelis Conversion Plan of 2005	n.a.	23.8	0.3	7.3	3.1
Stock Price Appreciation Unit Plan	n.a.	(0.5)	4.4	4.5	—
Deferred Share Unit Plan for Non-Executive Directors	n.a.	0.2	2.2	1.8	1.8
Novelis Founders Performance Awards	n.a.	0.1	6.0	2.7	1.9
Total Shareholder Returns Performance Plan	n.a.	—	—	0.2	(0.4)
Deferred Share Agreements	n.a.	—	—	—	0.5

Total Share-Based Compensation Expense	$2.3	$45.2	$15.7	$18.1	$6.9

n.a. — not applicable as plan was cancelled as a result of the Arrangement

14.	POSTRETIREMENT BENEFIT PLANS

Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K., unfunded pension plans in Germany, and unfunded lump sum indemnities in France,

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

South Korea, Malaysia and Italy. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

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

b) In the U.K., the sponsorship of the Alusuisse Holdings U.K. Ltd Pension Plan was transferred from Alcan to us, and the plan was renamed the Novelis U.K. Pension Plan. No new plan was established. Approximately 575 of our employees who had participated in the British Alcan RILA Plan remained in that plan for 2005. As agreed with the trustees of the plan, we were responsible for remitting to Alcan both the employee and employer contributions for the 2005 year and

c) In Switzerland, we became a participating employer in the Alcan Swiss Pension Plan effective January 1, 2005. Our employees are participating in this plan indefinitely (subject to Alcan approval and provided we make the required pension contributions.) We made contributions of $4 million, $0.4 million, $1 million for the periods from May 16, 2007 through March 31, 2008, from April 1, 2007 through May 15, 2007 and the three months ended March 31, 2007, respectively, and $3 million for each of the years ended December 31, 2006 and 2005. Upon withdrawal from the Alcan Swiss Pension Plan, we are responsible for the pension liabilities related to our employees and we will receive assets per applicable Swiss law. As of March 31, 2008, the projected benefit obligation and plan assets related to our employees was approximately $83 million and $90 million, respectively.

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

Pension Plan for Officers — The Pension Plan for Officers (PPO) provides for pensions calculated on service up to 20 years as an officer of Novelis or Alcan and eligible earnings. Eligible earnings are based on the excess of the average of an employee’s highest 60 consecutive months of salary and target short-term incentive award over eligible earnings in the U.S. Plan or U.K. Plan, as applicable. Pensions are normally paid as a lifetime annuity. Payments are not subject to Social Security taxes or other offsets. Subsequent to the final payment we made to our former Chief Executive Officer on February 28, 2007, this plan was terminated.

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

For the year ended March 31, 2008, the following occurred relating to existing Alcan pension plans covering our employees:

a) In October 2007, we completed the transfer of U.K. plan assets and liabilities from Alcan to Novelis. Plan liabilities assumed exceeded plan assets received by $4 million. We made an additional contribution of approximately $2 million to the plan in February 2008.

b) In April 2008, Alcan transferred $49 million to the Novelis Pension Plan (Canada) for the first payment. We expect to receive a second payment of $1 million by the end of fiscal year 2009. Plan liabilities assumed is expected to equal plan assets to be received.

For the year ended December 31, 2006, the following occurred relating to existing Alcan pension plans covering our employees:

a) In the U.K., former Alcan employees who participated in the British Alcan RILA Plan in 2005 began participating in the Novelis U.K. pension plan effective January 1, 2006. Of the approximate 575 Novelis employees who had participated in the British Alcan RILA plan, 208 employees elected to transfer their past service to the Novelis U.K. pension plan. Novelis made a payment of $7 million to the British Alcan RILA plan in November 2006 to pay the statutory withdrawal liability.

b) In Canada, former Alcan employees who subsequently became Novelis employees could elect in 2006 to transfer their past service in the Alcan Pension Plan (Canada) to the Novelis Pension Plan (Canada). Of the approximate 680 Novelis employees who had participated in the Alcan Pension Plan (Canada), 420 employees elected to transfer their past service to the Novelis Pension Plan (Canada).

c) Novelis assumed coverage for employees participating in the ACPP and the Alcan Supplemental Executive Retirement Plan effective January 1, 2006 for future service. The plan assets of $178 million

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

and liabilities of $200 million, as of January 1, 2006, associated with these employees for service prior to January 1, 2006 were transferred from the ACPP to the Novelis Pension Plan. Effective January 1, 2006 the accrued postretirement pension costs related to the transfer of employees from the ACPP and the Alcan Supplemental Executive Retirement Plan were $43 million and $7 million, respectively.

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland, Malaysia and Brazil. We contributed the following amounts to all plans, including the Alcan plans that cover our employees (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Funded pension plans	$35	$4	$10	$39	$27
Unfunded pension plans	19	2	6	22	16
Savings and defined contribution pension plans	13	2	3	12	9

Total contributions	$67	$8	$19	$73	$52

During fiscal year 2009, we expect to contribute $35 million to our funded pension plans, $17 million to our unfunded pension plans and $16 million to our savings and defined contribution plans.

Investment Policy and Asset Allocation

Each of our funded pension plans is governed by an Investment Fiduciary, who establishes an investment policy appropriate for the pension plan. The Investment Fiduciary is responsible for selecting the asset allocation for each plan, monitoring investment managers, monitoring returns versus benchmarks and monitoring compliance with the investment policy. Pension assets are diversified across major asset classes and are primarily invested in publicly traded stocks and high quality bonds, with small allocations to real estate and other assets. The targeted allocation ranges by asset class, and the actual allocation percentages for each class are listed in the table below.

		Allocation in
		Aggregate as of
	Target	March 31,
Asset Category	Allocation Ranges	2008	2007
		Successor	Predecessor
Equity securities	35 - 70%	50%	58%
Debt securities	25 - 60%	42%	40%
Real estate	0 - 25%	4%	1%
Other	0 - 15%	3%	1%

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements

The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits (in millions), including the Swiss Pension Plan effective May 16, 2007. Other Benefits in the tables below include unfunded healthcare and life insurance benefits provided to retired employees in Canada, Brazil and the U.S.

	Pension Benefits
	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Predecessor	Predecessor	Predecessor
Change in benefit obligation
Benefit obligation at beginning of period	$867	$885	$877	$575
Service cost	40	6	12	42
Interest cost	43	6	12	44
Members’ contributions	5	—	1	4
Benefits paid	(39)	(4)	(10)	(30)
Amendments	(9)	—	—	1
Transfers/mergers	95	—	—	209
Curtailments/settlements/termination benefits	—	—	—	(5)
Actuarial (gains) losses	(52)	(32)	(9)	(10)
Currency (gains) losses	41	6	2	47

Benefit obligation at end of period	$991	$867	$885	$877

Benefit obligation of funded plans	$800	$680	$696	$690
Benefit obligation of unfunded plans	191	187	189	187

Benefit obligation at end of period	$991	$867	$885	$877

	Other Benefits
	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Predecessor	Predecessor	Predecessor
Benefit obligation at beginning of period	$140	$141	$139	$122
Service cost	4	1	2	5
Interest cost	7	1	2	7
Benefits paid	(6)	(1)	(2)	(8)
Amendments	—	—	—	—
Transfers/mergers	—	(1)	—	1
Actuarial (gains) losses	25	(2)	—	12
Currency (gains) losses	1	1	—	—

Benefit obligation at end of period	$171	140	$141	$139

Benefit obligation of funded plans	$—	$—	$—	$—
Benefit obligation of unfunded plans	171	140	141	139

Benefit obligation at end of period	$171	$140	$141	$139

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Predecessor	Predecessor	Predecessor
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$607	$578	$568	$301
Actual return on plan assets	(14)	16	6	41
Members’ contributions	5	—	1	4
Benefits paid	(39)	(2)	(5)	(30)
Company contributions	54	12	3	51
Transfers/mergers	94	—	4	178
Currency gains (losses)	17	3	1	23

Fair value of plan assets at end of period	$724	$607	$578	$568

	As of March 31,
	2008		2007
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
	Successor		Predecessor
Funded status
Funded Status at end of period:
Assets less the benefit obligation of funded plans	$(76)	$—	$(118)	$—
Benefit obligation of unfunded plans	(191)	(171)	(189)	(141)

	$(267)	$(171)	$(307)	$(141)

As included on consolidated balance sheet
Other long-term assets — third parties	$7	$—	$2	$—
Accrued expenses and other current liabilities	(16)	(8)	(17)	(7)
Accrued postretirement benefits	(258)	(163)	(292)	(134)

	$(267)	$(171)	$(307)	$(141)

The postretirement amounts recognized in Accumulated other comprehensive income (loss), before tax effects, are presented in the table below (in millions).

	As of March 31,
	2008		2007
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
	Successor		Predecessor
Net actuarial loss	$2	$25	$59	$33
Prior service cost (credit)	(10)	—	15	(2)
Net transition obligation	—	—	—	1

Total postretirement amounts recognized in
Accumulated other comprehensive income (loss)	$(8)	$25	$74	$32

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of March 31, 2008 and 2007 are presented in the table below (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Projected benefit obligation	$528	$606
Accumulated benefit obligation	$496	$536
Fair value of plan assets	$302	$325

Future Benefit Payments

Expected benefit payments to be made during the next ten fiscal years are listed in the table below
(in millions).

	Pension	Other
	Benefits	Benefits

2009	$39	$8
2010	43	8
2011	47	9
2012	51	10
2013	55	11
2014 through 2018	352	71

Total	$587	$117

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
Pension Benefits	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net periodic benefit cost
Service cost	$40	$6	$12	$42	$23
Interest cost	43	6	12	44	29
Expected return on assets	(41)	(5)	(11)	(38)	(20)
Amortization
— actuarial losses	—	—	1	6	5
— prior service cost	—	—	—	2	2
Curtailment/settlement losses	—	—	—	(4)	—

Net periodic benefit cost	42	7	14	52	39

Proportionate share of non-consolidated affiliates’ deferred pension costs, net of tax	4	—	—	4	—

Total net periodic benefit costs recognized	$46	$7	$14	$56	$39

	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
Other Benefits	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net periodic benefit cost
Service cost	$4	$1	$1	$5	$4
Interest cost	7	1	2	7	7
Amortization
— actuarial losses	—	—	1	1	1

Total net periodic benefit costs recognized	$11	$2	$4	$13	$12

The expected long-term rate of return on plan assets is 6.9% in fiscal 2009.

Actuarial Assumptions and Sensitivity Analysis

The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
Pension Benefits	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Weighted average assumptions used to determine benefit obligations
Discount rate	5.8%	5.4%	5.3%	5.4%	5.1%
Average compensation growth	3.4%	3.8%	3.8%	3.8%	4.0%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.2%	5.4%	5.4%	5.1%	5.4%
Average compensation growth	3.7%	3.8%	3.8%	3.9%	4.2%
Expected return on plan assets	7.3%	7.5%	7.5%	7.3%	7.4%

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
Other Benefits	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Weighted average assumptions used to determine benefit obligations
Discount rate	6.1%	5.8%	5.7%	5.7%	5.7%
Average compensation growth	3.9%	3.9%	3.9%	3.9%	3.9%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.7%	5.7%	5.7%	5.7%	5.8%
Average compensation growth	3.9%	3.9%	3.9%	3.9%	4.0%

In selecting the appropriate discount rate for each plan, we generally used a country-specific, high-quality corporate bond index, adjusted to reflect the duration of the particular plan. In the U.S. and Canada, the discount rate was calculated by matching the plan’s projected cash flows with similar duration high-quality corporate bonds to develop a present value, which was then calibrated to develop a single equivalent discount rate.

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

We provide unfunded healthcare and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $6 million for the period from May 16, 2007 through March 31, 2008; $1 million for the period from April 1, 2007 through May 15, 2007; $2 million for the three months ended March 31, 2007, $8 million for the year ended December 31, 2006 and $7 million for the year ended

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

December 31, 2005. The assumed healthcare cost trend used for measurement purposes is 8% for fiscal 2009, decreasing gradually to 5% in 2014 and remaining at that level thereafter.

A change of one percentage point in the assumed healthcare cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease

Sensitivity Analysis
Effect on service and interest costs	$1	$(1)
Effect on benefit obligation	$15	$(13)

In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits. Other long-term liabilities on our consolidated balance sheets includes $23 million and $22 million as of March 31, 2008 and 2007, respectively, for these benefits.

15.	CURRENCY LOSSES (GAINS)

The following currency losses (gains) are included in the accompanying consolidated and combined statements of operations (in millions).

	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net (gain) loss on change in fair value of currency derivative instruments(A)	$37	$(10)	$(5)	$24	$(96)
Net (gain) loss on translation of monetary assets and liabilities(B)	(2)	4	6	(8)	(6)

Net currency (gain) loss	$35	$(6)	$1	$16	$(102)

(A)	Included in (Gain) loss on change in fair value of derivative instruments — net.

(B)	Included in Other (income) expenses — net.

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets (net of tax effect and in millions).

	May 16, 2007	January 1, 2007
	Through	Through
	March 31, 2008	March 31, 2007
	Successor	Predecessor
Cumulative currency translation adjustment — beginning of period	$—	$133
Effect of changes in exchange rates	26	11

Cumulative currency translation adjustment — end of period	$26	$144

16.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

In conducting our business, we use various derivative and non-derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures.

Certain contracts are designated as hedges of either net investment or cash flows. For these contracts we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive income (loss) within Shareholder’s equity in the accompanying consolidated balance sheets.

Prior to Completion of the Arrangement

During the period from April 1, 2007 through May 15, 2007 and the three months ended March 31, 2007, we applied hedge accounting to certain of our cross-currency interest swaps with respect to intercompany loans to several European subsidiaries and forward exchange contracts. Our euro and British pound (GBP) cross-currency interest swaps were designated as net investment hedges, while our Swiss franc (CHF) cross-currency interest rate swaps and our Brazilian real (BRL) forward foreign exchange contracts were designated as cash flow hedges. As of May 15, 2007, we had $712 million of cross-currency swaps (euro 475 million, GBP 62 million and CHF 35 million) and $99 million of forward foreign exchange contracts (BRL 229 million). During the period from April 1, 2007 through May 15, 2007, we implemented cash flow hedge accounting for an electricity swap, which was embedded in a supply contract.

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

Subsequent to Completion of the Arrangement

With the exception of the electricity swap, noted above, which was redesignated as a cash flow hedge on June 1, 2007, hedge accounting was not applied to any of our financial instruments or commodity contracts between May 16, 2007 and August 31, 2007. During this period, changes in fair value have been recognized in (Gain) loss on change in fair value of derivative instruments — net in our consolidated statement of operations.

On September 1, 2007, we redesignated our euro, GBP and CHF cross-currency swaps, noted above, as net investment hedges. Also, from September 1, 2007 through March 31, 2008, we entered into a series of interest rate swaps which we designated as cash flow hedges (see Note 10 — Debt). As of March 31, 2008, we had $712 million of cross-currency swaps (euro 475 million, GBP 62 million and CHF 35 million) and $600 million of interest rate swaps.

Our consolidated statement of operations for the period from May 16, 2007 through March 31, 2008 includes a pre-tax gain of less than $1 million for the change in fair value of the effective portion of our cash flow hedges. As of March 31, 2008, the amount of effective net losses to be realized during the next twelve

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

months is $4 million. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

From May 16, 2007 through March 31, 2008, we recognized pre-tax losses of $82 million for the change in fair value of the effective portion of our net investment hedges. As of March 31, 2008, we expect to realize $11 million of effective net losses during the next twelve months. The maximum period over which we have hedged our exposure to net investment variability is through February 2015.

The fair values of our financial instruments and commodity contracts as of March 31, 2008 and 2007 were as follows (in millions).

		As of March 31, 2008
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2009 through 2012	$47	$(116)	$(69)
Cross-currency swaps	2009 through 2015	19	(189)	(170)
Interest rate currency swaps	2009 through 2011	4	—	4
Interest rate swaps	2009 through 2010	—	(15)	(15)
Aluminum forward contracts	2009 through 2011	134	(9)	125
Aluminum options	2009 through 2011	1	—	1
Electricity swap	2017	14	—	14
Embedded derivative instruments	2009	—	(20)	(20)
Natural gas swaps	2009 through 2010	5	—	5

Total fair value		224	(349)	(125)
Less: current portion(A)		203	(148)	55

Noncurrent portion(A)		$21	$(201)	$(180)

		As of March 31, 2007
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Predecessor:
Foreign exchange forward contracts	2008 through 2012	$16	$(20)	$(4)
Interest rate swaps	2008	2	—	2
Cross-currency swaps	2008 through 2015	6	(90)	(84)
Aluminum forward contracts	2008 through 2010	60	(8)	52
Aluminum options	2008	1	—	1
Electricity swap	2017	60	—	60
Embedded derivative instruments	2008	1	—	1
Natural gas swaps	2008	1	—	1

Total fair value		147	(118)	29
Less: current portion(A)		92	(33)	59

Noncurrent portion(A)		$55	$(85)	$(30)

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented on the face of our accompanying consolidated balance sheets. The amounts of the current and noncurrent portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

17.	OTHER (INCOME) EXPENSES — NET

Other (income) expenses — net is comprised of the following (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Restructuring charges — net	$6	$1	$9	$19	$10
Exchange (gains) losses — net	(2)	4	6	(8)	(6)
Impairment charges on long-lived assets	1	—	8	—	7
(Gain) loss on disposal of business	—	—	—	15	—
(Gain) loss on sale of equity interest in non-consolidated affiliate(A)	—	—	—	(15)	—
(Gain) loss on sale of rights to develop and operate hydroelectric power plants(B)	—	—	—	(11)	—
(Gains) losses on disposals of property, plant and equipment — net	—	—	—	5	(17)
Other — net	(5)	(1)	1	(5)	(7)

Other (income) expenses — net	$—	$4	$24	$—	$(13)

(A)	In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque to the other shareholders of Petrocoque for approximately $20 million. We recognized a pre-tax gain of approximately $15 million.

(B)	During the fourth quarter of 2006, we sold our rights to develop and operate two hydroelectric power plants in South America and recorded a pre-tax gain of approximately $11 million.

18.	INCOME TAXES

We provide for income taxes using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change (and after removing our Equity in net (income) loss of non-consolidated affiliates) are as follows (in millions).

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Domestic (Canada)	$(102)	$(45)	$(44)	$(100)	$(40)
Foreign (all other countries)	142	(50)	(14)	(194)	258

Pre-tax income (loss) before equity in net (income) loss on non-consolidated affiliates and minority interests’ share	$40	$(95)	$(58)	$(294)	$218

The components of the Provision (benefit) for taxes on income (loss) are as follows (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Current provision (benefit):
Canada	$7	$—	$1	$1	$11
Foreign (all other countries)	71	21	15	72	66

Total current	78	21	16	73	77

Deferred provision (benefit):
Canada	—	4	—	4	(15)
Foreign (all other countries)	(75)	(21)	(9)	(81)	45

Total deferred	(75)	(17)	(9)	(77)	30

Total provision (benefit) for taxes on income (loss)	$3	$4	$7	$(4)	$107

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Pre-tax income (loss) before equity in net (income) loss on non-consolidated affiliates and minority interests’ share	40	(95)	(58)	(294)	218

Canadian Statutory tax rate	32%	33%	33%	33%	33%

Provision (benefit) at the Canadian statutory rate	$13	$(31)	$(19)	$(97)	$72
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	39	23	6	15	23
Exchange remeasurement of deferred income taxes	27	3	2	3	1
Change in valuation allowances	(6)	13	23	71	5
Tax credits and other allowances	(1)	—	—	—	(2)
Expense/income items with no tax effect — net	5	(9)	1	13	7
Enacted tax rate changes	(78)	—	—	—	—
Tax rate differences on foreign earnings	(12)	2	(6)	(15)	5
Uncertain tax positions	17	—	—	—	—
Other — net	(1)	3	—	6	(4)

Provision (benefit) for taxes on income (loss)	$3	$4	$7	$(4)	$107

Effective tax rate	8%	(4)%	(12)%	1%	49%

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses; (4) the effects of enacted tax rate changes on cumulative taxable temporary differences and (5) differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings and (6) increases in uncertain tax positions recorded under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Deferred Income Taxes

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$324	$212
Tax losses/benefit carryforwards — net	311	286
Depreciation and Amortization	91	1
Other assets	53	48

Total deferred income tax assets	779	547

Less: valuation allowance	(161)	(143)

Net deferred income tax assets	$618	$404

Deferred income tax liabilities:
Depreciation and amortization	$1,205	$219
Inventory valuation reserves	81	114
Other liabilities	189	125

Total deferred income tax liabilities	$1,475	$458

Total deferred income tax liabilities	$1,475	$458
Less: Net deferred income tax assets	618	404

Net deferred income tax liabilities	$857	$54

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that valuation allowances of $161 million and $143 million were necessary as of March 31, 2008 and 2007, as described below.

As of March 31, 2008, we had net operating loss carryforwards of approximately $269 million (tax effected) and tax credit carryforwards of $42 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards begin expiring in 2008 with some amounts being carried forward indefinitely. As of March 31, 2008, valuation allowances of $103 million and $21 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in the U.S., the U.K., Canada, France, and Italy.

As of March 31, 2007, we had net operating loss carryforwards of approximately $247 million (tax effected) and tax credit carryforwards of $39 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards began expiring in 2007 with some amounts being carried forward indefinitely. As of March 31, 2007, valuation allowances of $113 million and $23 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefit will not be realized. The net operating loss carryforwards are predominantly in the U.S., the U.K., Canada, France, and Italy.

We have undistributed earnings in our foreign subsidiaries. For those subsidiaries where the earnings are considered to be permanently reinvested, no provision for Canadian income taxes has been provided. Upon

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Tax Uncertainties

Adoption of FASB Interpretation No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48 as of January 1, 2007, we increased our reserves for uncertain tax positions by $1 million. We recognized the increase as a cumulative effect adjustment to Shareholder’s equity, as an increase to our Retained earnings (Accumulated deficit). Including this adjustment, reserves for uncertain tax positions totaled $46 million as of January 1, 2007.

As of March 31, 2008 and March 31, 2007, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $44 million and $44 million, respectively.

Tax authorities are currently examining certain of our prior years’ tax returns for 1999-2006. We are evaluating potential adjustments related to certain items and we anticipate that it is reasonably possible that settlement of the examination will result in a payment in the range of up to $3 million and a corresponding decrease in unrecognized tax benefits by March 31, 2009.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $13 million decrease in unrecognized tax benefits by March 31, 2009 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties since January 2007.

With the exception of the ongoing tax examinations described above, we are no longer subject to any income tax examinations by any tax authorities for years before 2001. With few exceptions, tax returns for all jurisdictions for all tax years after 2000 are subject to examination by taxing authorities.

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Provision (benefit) for taxes on income (loss). As of March 31, 2008 and March 31, 2007, we had $13 million and $8 million accrued for potential interest on income taxes, respectively. For the periods from May 16, 2007 through March 31, 2008; from April 1, 2007 through May 15, 2007 and for the three months ended March 31, 2007, our Provision (benefit) for taxes on income (loss) included a charge for an additional $5 million, $0.4 million and $1 million of potential interest, respectively.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	March 31, 2008	May 15, 2007	March 31, 2007
	Successor	Predecessor	Predecessor
Beginning balance	$47	$46	$46
Additions based on tax positions related to the current period	2	—	—
Additions based on tax positions of prior years	7	—	1
Reductions based on tax positions of prior years	—	—	(1)
Settlements	—	—	—
Foreign Exchange	3	1	—

Ending Balance	$59	$47	$46

Income Taxes Payable and Paid

Our consolidated balance sheets include income taxes payable of $93 million and $42 million as of March 31, 2008 and 2007, respectively. Of these amounts, $35 million and $9 million are reflected in Accrued expenses and other current liabilities as of March 31, 2008 and 2007, respectively. Cash taxes paid are shown in the table below (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Cash taxes paid	$64	$9	$18	$68	$39

19.	COMMITMENTS AND CONTINGENCIES

Primary Supplier

Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined metal purchases.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Purchases from Alcan as a percentage of total combined prime and sheet ingot purchases in kt(A)	35%	34%	35%	35%	40%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended December 31, 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by the parties as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of March 31, 2008 and 2007.

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

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nations” provision of the CCE supply agreement. Novelis Corporation moved to dismiss the complaint and on March 26, 2008, the U.S. District Court for the Northern District of Georgia issued an order granting Novelis Corporation’s motion to dismiss CCE’s claim. On April 24, 2008, CCE filed a notice of appeal of the court’s order with the United Stated Circuit Court of Appeal for the 11th Circuit. If CCE were to ultimately prevail in this appeal and litigation, the amount of damages would likely be material. We have not recorded any reserves for these matters.

Anheuser-Busch Litigation.  On September 19, 2006, Novelis Corporation filed a lawsuit against Anheuser-Busch, Inc. in federal court in Ohio. Anheuser-Busch, Inc. subsequently filed suit against Novelis Corporation and the Company in federal court in Missouri. On January 3, 2007, Anheuser-Busch, Inc.’s suit was transferred to the Ohio federal court.

Novelis Corporation alleged that Anheuser-Busch, Inc. breached the existing multi-year aluminum can stock supply agreement between the parties, and sought monetary damages and declaratory relief. Among other claims, we asserted that since entering into the supply agreement, Anheuser-Busch, Inc. has breached its confidentiality obligations and there has been a structural change in market conditions that requires a change to the pricing provisions under the agreement.

In its complaint, Anheuser-Busch, Inc. asked for a declaratory judgment that Anheuser-Busch, Inc. is not obligated to modify the supply agreement as requested by Novelis Corporation, and that Novelis Corporation must continue to perform under the existing supply agreement.

On January 18, 2008, Anheuser-Busch, Inc. filed a motion for summary judgment. On May 22, 2008, the court granted Anheuser-Busch, Inc.’s motion for summary judgment. Novelis Corporation has 30 days to file a notice of appeal with the court and is currently reviewing the court’s order to understand the reasoning behind the decision and evaluate its grounds for appeal. Novelis Corporation has continued to perform under the supply agreement during the litigation.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

ARCO seeks a court declaration that (1) Novelis and its affiliates are prohibited from exercising any managerial authority or control over the joint venture, (2) Novelis’ interest in the joint venture is limited to an economic interest only and (3) ARCO has authority to act on behalf of the joint venture. Or, alternatively, ARCO is seeking a reversion of the production management function to Logan Aluminum, and a change in the composition of the board of directors of the entity that manages the joint venture. Novelis filed its answer to the complaint on July 16, 2007.

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a demand for a jury. On February 14, 2008, the judge issued an order granting our motion to hold ARCO’s summary judgment motion in abeyance. Pursuant to this ruling, the joint venture continues to conduct management and board activities as normal.

Environmental Matters

The following describes certain environmental matters relating to our business. None of the environmental matters include government sanctions of $100,000 or more.

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses, on those persons who contributed to the release of a hazardous substance into the environment. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of March 31, 2008 will be approximately $50 million. Of this amount, $34 million is included in Other long-term liabilities, with the remaining $16 million included in Accrued expenses and other current liabilities in our consolidated balance sheet as of March 31, 2008. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of March 31, 2008 and 2007, we had cash deposits aggregating approximately $36 million and $25 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Minister of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $7 million to $90 million as of March 31, 2008. In total, these reserves approximate $111 million as of March 31, 2008 and are included in Other long-term liabilities in our accompanying consolidated balance sheet.

On August 15, 2007, there was a Superior Court of Justice ruling in Brazil reducing the statute of limitations from ten years to five years for claims relating to the application of Brazilian tax credits resulting from previous payments made under a social contribution tax. Accordingly, for the fiscal year ended March 31, 2008, we reversed $21 million of reserves ($15 million net of tax) relating to the disputed application of such credits in 1999 and 2000, as these tax credits may no longer be challenged by the government.

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

The following table discloses information about our obligations under guarantees of indebtedness as of March 31, 2008 (in millions). We did not have obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of March 31, 2008.

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$98	$67
Aluminium Norf GmbH	16	—

In May 2007, we terminated a loan and a corresponding deposit-and-guarantee agreement for $80 million. We did not include the loan or deposit amounts in our consolidated balance sheet as of March 31, 2007 as the agreement included a legal right of setoff and we had the intent and ability to setoff.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

20.	SEGMENT, GEOGRAPHICAL AREA AND MAJOR CUSTOMER INFORMATION

Segment Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, we changed our segment performance measure to Segment Income during the quarter ended June 30, 2007, as defined below. As a result, certain prior period amounts have been reclassified to conform to the new segment performance measure.

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

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying consolidated and combined statements of operations, change in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized (Gain) loss on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e., realized) during that period.

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

Selected Segment Financial Information

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total

March 31, 2008 (Successor)	$3,892	$4,430	$1,082	$1,478	$(149)	$213	$10,946

March 31, 2007 (Predecessor)	$1,566	$2,543	$1,110	$821	$(114)	$44	$5,970

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Investment in and Advances to Non-Consolidated Affiliates	America	Europe	Asia	America	Consolidation	and Other	Total

March 31, 2008 (Successor)	$1	$868	$—	$48	$—	$—	$917

March 31, 2007 (Predecessor)	$2	$102	$—	$49	$—	$—	$153

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
May 16, 2007 Through March 31, 2008	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$3,655	$3,828	$1,602	$885	$(5)	—	$9,965
Intersegment sales	9	3	10	27	—	(49)	—
Segment Income (Loss)	266	241	46	143	—	—	696
Interest income	(2)	(2)	(2)	(5)	—	(7)	(18)
Interest expense and amortization of debt issuance costs	53	5	11	—	—	122	191
Depreciation and amortization	137	172	51	61	(55)	1	367
Write-off and amortization of fair value adjustments	242	(8)	(9)	(6)	—	—	219
Impairment charges on long-lived assets	—	1	—	—	—	—	1
Equity in net (income) loss of non-consolidated affiliates	—	25	—	(21)	—	—	4
Provision (benefit) for taxes on income (loss)	24	(110)	1	72	—	16	3
Capital expenditures	42	98	28	28	(14)	3	185

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
April 1, 2007 Through May 15, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$446	$510	$216	$109	$—	$—	$1,281
Intersegment sales	—	—	1	7	—	(8)	—
Segment Income (Loss)	(24)	32	6	18	—	—	32
Interest income	—	—	—	—	—	(1)	(1)
Interest expense and amortization of debt issuance costs	9	4	1	1	—	12	27
Depreciation and amortization	7	11	7	5	(3)	1	28
Equity in net (income) loss of non-consolidated affiliates	—	(1)	—	—	—	—	(1)
Provision (benefit) for taxes on income (loss)	(19)	10	—	14	—	(1)	4
Capital expenditures	4	8	4	3	(3)	1	17

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended March 31, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$925	$1,057	$413	$235	$—	$—	$2,630
Intersegment sales	—	1	3	12	—	(16)	—
Segment Income (Loss)	(17)	85	16	57	—	—	141
Interest income	—	(1)	(1)	—	—	(2)	(4)
Interest expense and amortization of debt issuance costs	15	3	2	2	—	32	54
Depreciation and amortization	16	24	14	11	(8)	1	58
Impairment charges on long-lived assets	—	8	—	—	—	—	8
Equity in net (income) loss of non-consolidated affiliates	—	(2)	—	(1)	—	—	(3)
Provision (benefit) for taxes on income (loss)	(10)	6	—	11	—	—	7
Capital expenditures	9	11	3	4	(4)	1	24

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Year Ended December 31, 2006	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$3,691	$3,620	$1,692	$863	$(17)	$—	$9,849
Intersegment sales	2	5	15	50	—	(72)	—
Segment Income (Loss)	20	245	82	165	—	—	512
Interest income	(2)	(3)	(3)	(2)	—	(5)	(15)
Interest expense and amortization of debt issuance costs	50	11	10	6	—	144	221
Depreciation and amortization	70	92	55	44	(32)	4	233
Equity in net (income) loss of non-consolidated affiliates	—	(8)	—	(8)	—	—	(16)
Provision (benefit) for taxes on income (loss)	(111)	29	11	63	(5)	9	(4)
Capital expenditures	39	45	21	26	(18)	3	116

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Year Ended December 31, 2005	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$3,265	$3,093	$1,391	$630	$(16)	$—	$8,363
Intersegment sales	2	31	8	41	—	(82)	—
Segment Income (Loss)	193	195	106	112	—	—	606
Interest income	(1)	(3)	(1)	(1)	—	(3)	(9)
Interest expense and amortization of debt issuance costs	44	10	11	3	—	135	203
Depreciation and amortization	72	96	51	44	(34)	1	230
Impairment charges on long-lived assets	—	7	—	—	—	—	7
Equity in net (income) loss of non-consolidated affiliates	—	(4)	—	(2)	—	—	(6)
Provision (benefit) for taxes on income (loss)	33	59	(8)	26	(4)	1	107
Capital expenditures	61	80	21	24	(20)	12	178

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table shows the reconciliation from Total Segment Income to Net income (loss) (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Total Segment Income	$696	$32	$141	$512	$606
Interest expense and amortization of debt issuance costs — net	(173)	(26)	(50)	(206)	(194)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(8)	5	(1)	(151)	141
Realized gains (losses) on corporate derivative instruments — net	16	(3)	(2)	(35)	45
Depreciation and amortization	(367)	(28)	(58)	(233)	(230)
Impairment charges on long-lived assets	(1)	—	(8)	—	(7)
Minority interests’ share	(5)	1	(2)	(1)	(21)
Adjustment to eliminate proportional consolidation(B)	(65)	(7)	(9)	(35)	(36)
Restructuring charges — net	(6)	(1)	(9)	(19)	(10)
Gain (loss) on disposals of property, plant, and equipment and businesses — net	—	—	—	(20)	17
Corporate selling, general and administrative expenses	(55)	(35)	(26)	(128)	(78)
Other costs — net(C)	(1)	1	(1)	37	10
Litigation settlement — net of insurance recoveries	—	—	—	—	(40)
Sale transaction fees	—	(32)	(32)	—	—
Benefit (provision) for taxes on income (loss)	(3)	(4)	(7)	4	(107)
Cumulative effect of accounting change — net of tax	—	—	—	—	(6)

Net income (loss)	$28	$(97)	$(64)	$(275)	$90

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments — net on our consolidated and combined statements of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
(Gains) losses on change in fair value of derivative instruments — net:
Realized and included in Segment Income	$(14)	$(18)	$(33)	$(249)	$(83)
Realized on corporate derivative instruments	(16)	3	2	35	(45)
Unrealized	8	(5)	1	151	(141)

(Gains) losses on change in fair value of derivative instruments — net	$(22)	$(20)	$(30)	$(63)	$(269)

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our consolidated and combined statements of operations. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

(C)	Other costs — net includes a gain on sale of equity interest in non-consolidated affiliates and a gain on sale of rights to develop and operate hydroelectric power plants, recognized in the three months ended December 31, 2006 (see Note 17 — Other (Income) Expenses — net).

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Geographical Area Information

We had 33 operating facilities in 11 countries as of March 31, 2008. The tables below present Net sales and Long-lived assets by geographical area (in millions). Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales:
United States	$3,419	$427	$870	$3,474	$3,029
Asia and Other Pacific	1,602	216	413	1,691	1,391
Brazil	880	109	235	847	616
Canada	236	19	55	217	234
Germany	2,508	212	651	2,263	1,850
United Kingdom	445	79	136	428	339
Other Europe	875	219	270	929	904

Total Net sales	$9,965	$1,281	$2,630	$9,849	$8,363

	As of March 31,
	2008	2007
	Successor	Predecessor
Long-lived assets:
United States	$2,513	$415
Asia and Other Pacific	566	601
Brazil	967	440
Canada	515	101
Germany	248	210
United Kingdom	170	162
Other Europe	1,431	436

Total long-lived assets	$6,410	$2,365

Major Customer Information

All of our operating segments had Net sales to Rexam Plc (Rexam), our largest customer. The table below shows our net sales to Rexam as a percentage of total Net sales.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales to Rexam as a percentage of total net sales	15.3%	13.5%	15.5%	14.1%	12.5%

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY RESULTS

The following tables present selected operating results (in millions) and dividends per common share information. Certain reclassifications of prior period quarterly amounts have been made to conform to the presentation adopted for the current year.

	Period from		Quarter Ended
	April 1, 2007	May 16, 2007
	Through	Through	September 30,	December 31,	March 31,
	May 15, 2007	June 30, 2007(A)	2007(A)	2007(A)	2008(A)
	Predecessor	Successor	Successor	Successor	Successor
Net sales	$1,281	$1,547	$2,821	$2,735	$2,862
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,205	1,436	2,555	2,475	2,576
Selling, general and administrative expenses	95	42	88	99	90
Depreciation and amortization	28	53	102	105	107
Research and development expenses	6	13	10	11	12
Interest expense and amortization of debt issuance costs — net	26	25	56	47	45
(Gain) loss on change in fair value of derivative instruments — net	(20)	(14)	36	50	(94)
Equity in net (income) loss of non-consolidated affiliates	(1)	1	4	4	(5)
Sale transaction fees	32	—	—	—	—
Other (income) expenses — net	4	11	(7)	(11)	7
Provision (benefit) for taxes on income (loss)	4	36	(36)	4	(1)
Minority interests’ share	(1)	(2)	—	—	7

Net income (loss)	$(97)	$(54)	$13	$(49)	$118

Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00

(A)	Unaudited

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Quarter Ended
March 31,
2007
Predecessor

Net sales	$2,630
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,447
Selling, general and administrative expenses	99
Depreciation and amortization	58
Research and development expenses	8
Interest expense and amortization of debt issuance costs — net	50
(Gain) loss on change in fair value of derivative instruments — net	(30)
Equity in net (income) loss of non-consolidated affiliates	(3)
Sale transaction fees	32
Other (income) expenses — net	24
Provision (benefit) for taxes on income (loss)	7
Minority interests’ share	2

Net income (loss)	$(64)

Dividends per common share	$0.00

	(Unaudited)
	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	Predecessor	Predecessor	Predecessor	Predecessor

Net sales	$2,319	$2,564	$2,494	$2,472
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,135	2,407	2,389	2,386
Selling, general and administrative expenses	92	98	103	117
Depreciation and amortization	58	59	57	59
Research and development expenses	9	10	10	11
Interest expense and amortization of debt issuance costs — net	48	49	52	57
(Gain) loss on change in fair value of derivative instruments — net	(54)	(41)	37	(5)
Equity in net (income) loss of non-consolidated affiliates	(3)	(4)	(5)	(4)
Other (income) expenses — net	6	(4)	7	(9)
Provision (benefit) for taxes on income (loss)	102	(20)	(52)	(34)
Minority interests’ share	—	4	(2)	(1)

Net income (loss)	$(74)	$6	$(102)	$(105)

Dividends per common share	$0.09	$0.09	$0.01	$0.01

22.	SUPPLEMENTAL GUARANTOR INFORMATION

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following information presents consolidating and combining statements of operations, consolidating balance sheets and condensed consolidating and combining statements of cash flows of the Parent, the Guarantors and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	May 16, 2007 Through March 31, 2008 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,300	$8,266	$2,701	$(2,302)	$9,965

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,294	7,504	2,546	(2,302)	9,042
Selling, general and administrative expenses	40	210	69	—	319
Depreciation and amortization	19	289	59	—	367
Research and development expenses	27	17	2	—	46
Interest expense and amortization of debt issuance costs — net	34	118	21	—	173
(Gain) loss on change in fair value of derivative instruments — net	8	(13)	(17)	—	(22)
Equity in net (income) loss of affiliates	(130)	4	—	130	4
Other (income) expenses — net	(33)	8	25	—	—

	1,259	8,137	2,705	(2,172)	9,929

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	41	129	(4)	(130)	36
Provision (benefit) for taxes on income (loss)	13	(16)	6	—	3

Income (loss) before minority interests’ share	28	145	(10)	(130)	33
Minority interests’ share	—	—	(5)	—	(5)

Net income (loss)	$28	$145	$(15)	$(130)	$28

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	April 1, 2007 Through May 15, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$129	$1,020	$359	$(227)	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	131	961	340	(227)	1,205
Selling, general and administrative expenses	29	51	15	—	95
Depreciation and amortization	2	18	8	—	28
Research and development expenses	5	1	—	—	6
Interest expense and amortization of debt issuance costs — net	3	20	3	—	26
(Gain) loss on change in fair value of derivative instruments — net	(2)	(19)	1	—	(20)
Equity in net (income) loss of affiliates	29	(1)	—	(29)	(1)
Sale transaction fees	32	—	—	—	32
Other (income) expenses — net	(3)	9	(2)	—	4

	226	1,040	365	(256)	1,375

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(97)	(20)	(6)	29	(94)
Provision (benefit) for taxes on income (loss)	—	3	1	—	4

Income (loss) before minority interests’ share	(97)	(23)	(7)	29	(98)
Minority interests’ share	—	—	1	—	1

Net income (loss)	$(97)	$(23)	$(6)	$29	$(97)

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended March 31, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$378	$2,228	$723	$(699)	$2,630

Cost of goods sold (exclusive of depreciation and amortization shown below)	374	2,094	675	(696)	2,447
Selling, general and administrative expenses	10	69	20	—	99
Depreciation and amortization	3	38	17	—	58
Research and development expenses	5	2	1	—	8
Interest expense and amortization of debt issuance costs — net	7	39	4	—	50
(Gain) loss on change in fair value of derivative instruments — net	2	(29)	(3)	—	(30)
Equity in net (income) loss of affiliates	14	(3)	—	(14)	(3)
Sale transaction fees	32	—	—	—	32
Other (income) expenses — net	(5)	26	3	—	24

	442	2,236	717	(710)	2,685

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(64)	(8)	6	11	(55)
Provision (benefit) for taxes on income (loss)	—	5	2	—	7

Income (loss) before minority interests’ share	(64)	(13)	4	11	(62)
Minority interests’ share	—	—	(2)	—	(2)

Net income (loss)	$(64)	$(13)	$2	$11	$(64)

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended December 31, 2006 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,572	$8,340	$2,822	$(2,885)	$9,849

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,522	8,010	2,670	(2,885)	9,317
Selling, general and administrative expenses	72	269	69	—	410
Depreciation and amortization	15	153	65	—	233
Research and development expenses	28	12	—	—	40
Interest expense and amortization of debt issuance costs — net	48	140	18	—	206
(Gain) loss on change in fair value of derivative instruments — net	49	(128)	16	—	(63)
Equity in net (income) loss of affiliates	115	(16)	—	(115)	(16)
Other (income) expenses — net	(11)	20	(9)	—	—

	1,838	8,460	2,829	(3,000)	10,127

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(266)	(120)	(7)	115	(278)
Provision (benefit) for taxes on income (loss)	9	(28)	15	—	(4)

Income (loss) before minority interests’ share	(275)	(92)	(22)	115	(274)
Minority interests’ share	—	—	(1)	—	(1)

Net income (loss)	$(275)	$(92)	$(23)	$115	$(275)

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING AND COMBINING STATEMENT OF OPERATIONS
(In millions)

	Year Ended December 31, 2005 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,284	$6,872	$2,479	$(2,272)	$8,363

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,245	6,283	2,314	(2,272)	7,570
Selling, general and administrative expenses	43	242	67	—	352
Depreciation and amortization	11	158	61	—	230
Research and development expenses	28	12	1	—	41
Interest expense and amortization of debt issuance costs — net	55	119	20	—	194
(Gain) loss on change in fair value of derivative instruments — net	(29)	(229)	(11)	—	(269)
Equity in net (income) loss of affiliates	(139)	(6)	—	139	(6)
Litigation settlement — net of insurance recoveries	—	40		—	40
Other (income) expenses — net	(29)	7	9	—	(13)

	1,185	6,626	2,461	(2,133)	8,139

Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change	99	246	18	(139)	224
Provision (benefit) for taxes on income (loss)	3	107	(3)	—	107

Income before minority interests’ share and cumulative effect of accounting change	96	139	21	(139)	117
Minority interests’ share	—	—	(21)	—	(21)

Net income (loss) before cumulative effect of accounting change	96	139	—	(139)	96
Cumulative effect of accounting change — net of tax	(6)	(6)	—	6	(6)

Net income (loss)	$90	$133	$—	$(133)	$90

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2008 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$12	$177	$137	$—	$326
Accounts receivable — net of allowances
— third parties	38	818	392	—	1,248
— related parties	518	289	34	(810)	31
Inventories	57	993	405	—	1,455
Prepaid expenses and other current assets	4	35	19	—	58
Current portion of fair value of derivative instruments	—	186	30	(13)	203
Deferred income tax assets	—	121	4	—	125

Total current assets	629	2,619	1,021	(823)	3,446
Property, plant and equipment — net	178	2,462	725	—	3,365
Goodwill	—	1,968	189	—	2,157
Intangible assets — net	—	888	—	—	888
Investments	3,641	915	2	(3,641)	917
Fair value of derivative instruments — net of current portion	—	18	3	—	21
Deferred income tax assets	7	—	2	—	9
Other long-term assets	1,328	160	135	(1,480)	143

Total assets	$5,783	$9,030	$2,077	$(5,944)	$10,946

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$11	$1	$—	$15
Short-term borrowings
— third parties	—	70	45	—	115
— related parties	5	370	25	(400)	—
Accounts payable
— third parties	84	925	573	—	1,582
— related parties	110	233	88	(376)	55
Accrued expenses and other current liabilities	39	699	129	(17)	850
Deferred income tax liabilities	—	39	—	—	39

Total current liabilities	241	2,347	861	(793)	2,656
Long-term debt — net of current portion
— third parties	1,761	698	101	—	2,560
— related parties	—	1,206	304	(1,510)	—
Deferred income tax liabilities	1	930	21	—	952
Accrued postretirement benefits	23	297	101	—	421
Other long-term liabilities	219	432	19	—	670

	2,245	5,910	1,407	(2,303)	7,259

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	149	—	149

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	28	3,119	565	(3,684)	28
Accumulated other comprehensive income (loss)	13	1	(44)	43	13

Total shareholder’s equity	3,538	3,120	521	(3,641)	3,538

Total liabilities and shareholder’s equity	$5,783	$9,030	$2,077	$(5,944)	$10,946

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$6	$71	$51	$—	$128
Accounts receivable — net of allowances
— third parties	36	903	411	—	1,350
— related parties	416	500	58	(949)	25
Inventories	65	1,008	421	(3)	1,491
Prepaid expenses and other current assets	3	26	10	—	39
Current portion of fair value of derivative instruments	—	88	4	—	92
Deferred income tax assets	3	12	4	—	19

Total current assets	529	2,608	959	(952)	3,144
Property, plant and equipment — net	112	1,225	761	—	2,098
Goodwill	—	29	210	—	239
Intangible assets — net	—	18	2	—	20
Investments	362	153	—	(362)	153
Fair value of derivative instruments — net of current portion	—	55	—	—	55
Deferred income tax assets	1	66	35	—	102
Other long-term assets	1,231	160	132	(1,364)	159

Total assets	$2,235	$4,314	$2,099	$(2,678)	$5,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$3	$140	$—	$143
Short-term borrowings
— third parties	—	241	4	—	245
— related parties	15	529	61	(605)	—
Accounts payable
— third parties	116	938	560	—	1,614
— related parties	69	240	84	(344)	49
Accrued expenses and other current liabilities	63	317	100	—	480
Deferred income tax liabilities	—	73	—	—	73

Total current liabilities	263	2,341	949	(949)	2,604
Long-term debt — net of current portion
— third parties	1,659	496	2	—	2,157
— related parties	—	1,116	248	(1,364)	—
Deferred income tax liabilities	—	89	14	—	103
Accrued postretirement benefits	19	293	115	—	427
Other long-term liabilities	119	214	19	—	352

	2,060	4,549	1,347	(2,313)	5,643

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	152	—	152

Shareholders’ equity
Common stock	—	—	—	—	—
Additional paid-in capital	428	—	—	—	428
Retained earnings/(accumulated deficit)/owner’s net investment	(263)	(458)	575	(117)	(263)
Accumulated other comprehensive income (loss)	10	223	25	(248)	10

Total shareholders’ equity	175	(235)	600	(365)	175

Total liabilities and shareholders’ equity	$2,235	$4,314	$2,099	$(2,678)	$5,970

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	May 16, 2007 Through March 31, 2008 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$88	$363	$144	$(190)	$405

INVESTING ACTIVITIES
Capital expenditures	(11)	(143)	(31)	—	(185)
Proceeds from sale of assets	5	2	1	—	8
Changes to investment in and advances to non-consolidated affiliates	(40)	25	(1)	40	24
Proceeds from loans receivable — net — related parties	—	18	—	—	18
Net proceeds from settlement of derivative instruments	12	32	(7)	—	37

Net cash provided by (used in) investing activities	(34)	(66)	(38)	40	(98)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	40	—	(40)	92
Proceeds from issuance of debt	300	659	141	—	1,100
Principal repayments
— third parties	(261)	(608)	(140)	—	(1,009)
— related parties	—	(189)	31	158	—
Short-term borrowings — net
— third parties	(45)	(188)	(8)	—	(241)
— related parties	(99)	81	(14)	32	—
Dividends
— minority interests	—	—	(1)	—	(1)
Debt issuance costs	(37)	—	—	—	(37)

Net cash provided by (used in) financing activities	(50)	(205)	9	150	(96)

Net increase in cash and cash equivalents	4	92	115	—	211
Effect of exchange rate changes on cash balances held in foreign currencies	—	11	2	—	13
Cash and cash equivalents — beginning of period	8	74	20	—	102

Cash and cash equivalents — end of period	$12	$177	$137	$—	$326

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	April 1, 2007 Through May 15, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash used in operating activities	$(21)	$(181)	$(28)	$—	$(230)
INVESTING ACTIVITIES
Capital expenditures	(1)	(10)	(6)	—	(17)
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Net proceeds from settlement of derivative instruments	(5)	23	—	—	18

Net cash provided by (used in) investing activities	(6)	14	(6)	—	2

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	150	—	—	150
Principal repayments	—	(1)	—	—	(1)
Short-term borrowings — net
— third parties	45	9	6	—	60
— related parties	(15)	11	4	—	—
Dividends
— minority interests	—	—	(7)	—	(7)
Debt issuance costs	(2)	—	—	—	(2)
Proceeds from the exercise of stock options	1	—	—	—	1

Net cash provided by financing activities	29	169	3	—	201

Net increase (decrease) in cash and cash equivalents	2	2	(31)	—	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	—	—	1
Cash and cash equivalents — beginning of period	6	71	51	—	128

Cash and cash equivalents — end of period	$8	$74	$20	$—	$102

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended March 31, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(30)	$(55)	$50	$(52)	$(87)

INVESTING ACTIVITIES
Capital expenditures	(2)	(16)	(6)	—	(24)
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Proceeds from loans receivable — net — related parties	—	1	—	—	1
Net proceeds from settlement of derivative instruments	—	24	—	—	24

Net cash provided by (used in) investing activities	(2)	10	(6)	—	2

FINANCING ACTIVITIES
Principal repayments	—	(1)	—	—	(1)
Short-term borrowings — net
— third parties	—	113	—	—	113
— related parties	7	5	(12)	—	—
Dividends
— common shareholders	—	(38)	(14)	52	—
Proceeds from the exercise of employee stock options	27	—	—	—	27
Windfall tax benefit on share-based compensation	1	—	—	—	1

Net cash provided by (used in) financing activities	35	79	(26)	52	140

Net increase in cash and cash equivalents	3	34	18	—	55
Cash and cash equivalents — beginning of period	3	37	33	—	73

Cash and cash equivalents — end of period	$6	$71	$51	$—	$128

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31, 2006 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$104	$(9)	$87	$(166)	$16

INVESTING ACTIVITIES
Capital expenditures	(8)	(72)	(36)	—	(116)
Disposal of business — net	(7)	—	—	—	(7)
Proceeds from sales of assets	—	38	—	—	38
Changes to investment in and advances to non-consolidated affiliates	—	3	—	—	3
Proceeds from (advances on) loans receivable — net — related parties	48	(60)	(28)	77	37
Premiums paid to purchase derivative instruments	—	(4)	—	—	(4)
Net proceeds from settlement of derivative instruments	(34)	283	(7)	—	242

Net cash provided by (used in) investing activities	(1)	188	(71)	77	193

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	—	41	—	41
— related parties	—	1,300	460	(1,760)	—
Principal repayments
— third parties	(83)	(147)	(123)	—	(353)
— related parties	—	(1,247)	(397)	1,644	—
Short-term borrowings — net
— third parties	—	103	—	—	103
Dividends
— preference shares	—	(12)	—	12	—
— common shareholders	(15)	(175)	(18)	193	(15)
— minority interests	—	—	(15)	—	(15)
Net receipts from Alcan	5	—	—	—	5
Debt issuance costs	(11)	—	—	—	(11)
Proceeds from the exercise of stock options	2	—	—	—	2

Net cash used in financing activities	(102)	(178)	(52)	89	(243)

Net increase (decrease) in cash and cash equivalents	1	1	(36)	—	(34)
Effect of exchange rate changes on cash balances held in foreign currencies	—	2	5	—	7
Cash and cash equivalents — beginning of period	2	34	64	—	100

Cash and cash equivalents — end of period	$3	$37	$33	$—	$73

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING AND COMBINING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31, 2005 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by operating activities	$181	$407	$39	$(178)	$449

INVESTING ACTIVITIES
Capital expenditures	(19)	(120)	(39)	—	(178)
Proceeds from sales of assets	—	10	9	—	19
Proceeds from (advances on) loans receivable — net
— third parties	—	4	15	—	19
— related parties	(1,171)	(156)	(118)	1,819	374
Share repurchase — intercompany	400	—	—	(400)	—
Premiums paid to purchase derivative instruments	—	(57)	—	—	(57)
Net proceeds from settlement of derivative instruments	45	94	9	—	148

Net cash provided by (used in) investing activities	(745)	(225)	(124)	1,419	325

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	1,875	825	79	—	2,779
— related parties	40	1,526	253	(1,819)	—
Principal repayments
— third parties	(1,153)	(574)	(95)	—	(1,822)
— related parties	(192)	(988)	—	—	(1,180)
Short-term borrowings — net
— third parties	2	(47)	(100)	—	(145)
— related parties	(30)	(281)	9	—	(302)
Share repurchase — intercompany	—	(400)	—	400	—
Dividends
— common shareholders	(27)	(176)	(2)	178	(27)
— minority interests	—	—	(7)	—	(7)
Net receipts from (payments to) Alcan	100	(21)	(7)	—	72
Debt issuance costs	(49)	(22)	—	—	(71)

Net cash provided by (used in) financing activities	566	(158)	130	(1,241)	(703)

Net increase in cash and cash equivalents	2	24	45	—	71
Effect of exchange rate changes on cash balances held in foreign currencies	—	(2)	—	—	(2)
Cash and cash equivalents — beginning of period	—	12	19	—	31

Cash and cash equivalents — end of period	$2	$34	$64	$—	$100

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC’s) rules and forms and (2) accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2008. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

Remediation of Previously Disclosed Material Weaknesses

As reported in the annual report on Form 10-K for the year ended December 31, 2006, management previously concluded that a material weakness existed related to our accounting for income taxes. Management concluded that as of March 31, 2008, the previously reported material weakness has been remediated. The actions taken to remediate the previously reported material weakness included the following:

1. Accounting for income taxes.

a. On October 1, 2007, we hired Michael Pashos as Vice President of Global Tax. Additionally, during February 2008, we hired a Director and two Managers of Tax who will assist Mr. Pashos with tax planning, accounting and support. These individuals posses the requisite technical accounting and tax experience to effectively manage the accounting for income taxes.

b. As outlined in our plan to remediate the material weakness in accounting for income taxes in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, we continue to engage outside experts, supervised by the newly hired Tax Department management personnel named above to supplement our team, specifically in the areas of income tax reporting.

c. As outlined in our plan to remediate the material weakness in accounting for income taxes in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, we continue to hold training sessions covering several topics, including but not limited to, SFAS 109, FIN 18, APB 23 and FIN 48.

Changes in Internal Control Over Financial Reporting

During February 2008, the Company hired a Director and two Managers of Tax who will assist Mr. Pashos with tax planning, accounting and audit support.

This represents a change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors

Our Board of Directors is currently comprised of 5 directors. Our directors’ terms will expire at each annual shareholders meeting provided that if an election of directors is not held at an annual meeting of the shareholders, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors are set forth below.

Name	Director Since	Age	Position

Kumar Mangalam Birla	May 15, 2007	40	Chairman of the Board
Askaran Agarwala(2)	May 15, 2007	74	Director
Debnarayan Bhattacharya(1)(2)	May 15, 2007	59	Director and Vice Chairman of the Board
Clarence J. Chandran(1)(2)	January 6, 2005	59	Director
Donald A. Stewart(1)	January 6, 2005	61	Director

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of the Aditya Birla Group, which is among India’s largest business houses, and includes such companies as Grasim, Hindalco, UltraTech Cement, Aditya Birla Nuvo and Idea Cellular and globally — Novelis, Minacs, Aditya Birla Minerals, Aditya Birla Chemicals, and its joint venture, Birla Sun Life Insurance Company Limited. Mr. Birla serves as Chairman of all of the Aditya Birla Group’s blue-chip companies in India. He also serves as Chairman and director on the board of the Group’s international companies spanning Thailand, Indonesia, Philippines, Egypt, and Canada. Additionally, Mr. Birla serves on the board of the G.D. Birla Medical Research & Education Foundation, and is a Member of the Board of Governors of the Birla Institute of Technology & Science, Pilani. He is a member of the London Business School’s Asia Pacific Advisory Board.

Askaran Agarwala is a Director and Former President of Hindalco and currently Chairman of the Business Review Council of the Aditya Birla Group. Mr. Agarwala serves on the Compensation Committee of the Novelis Board of Directors. Mr. Agarwala also serves as a director of several other companies including Udyog Services Ltd., Bihar Caustic & Chemicals Ltd., Tanfac Industries Ltd., and Birla Insurance Advisory Services Limited. He is a Trustee of G.D. Birla Medical Research and Education Foundation, Vaibhav Medical and Education Foundation and Aditya Vikram Birla Memorial Trust. Mr. Agarwala has held the post of President of Aluminum Association of India in the past.

Debnarayan Bhattacharya is Managing Director of Hindalco and serves as a Director of Aditya Birla Management Corporation Limited. Mr. Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He is the Chairman of Utkal Alumina International Limited and of Aditya Birla Minerals Limited, in Australia. Mr. Bhattacharya also serves as a Director of Birla Management Centre Services Limited; Dahej Harbour and Infrastructure Limited (a wholly-owned subsidiary of Hindalco), Minerals & Minerals Limited and Aditya Birla Power Company Limited. Other positions held by Mr. Bhattacharya include Hon. President — Aluminium Association of India (AAI); Director — The Fertiliser Association of India (FAI).

Clarence J. Chandran has been a director of the Company since 2005 and also serves as Chairman of the Chandran Family Foundation Inc. Mr. Chandran serves on the Compensation and Audit Committees of the Novelis Board of Directors, and acts as the Chairman of the Compensation Committee. Mr. Chandran serves as Chairman of the Chandran Family Foundation Inc. (healthcare research and education). He is a director of Marfort Deep Sea Technologies Inc. and is a past director of Alcan Inc. and MDS Inc. He retired as President, Business Process Services, of CGI Group Inc. (information technology) in 2004 and retired as Chief Operating

Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a member of the Duke University Board of Visitors and the Strategic Plan Executive Committee of the Pratt School of Engineering at Duke University.

Donald A. Stewart is Chief Executive Officer and a Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Stewart serves on the Audit Committee of the Novelis Board of Directors and serves as its Chairman. From 1987 to 1992, Mr. Stewart held overall responsibility for Sun Life Financial Inc.’s information technology function. He was appointed Chief Executive Officer of Sun Life Trust Company in September 1992. In 1996, he was appointed President and Chief Operating Officer, and in 1998 Chief Executive Officer. Mr. Stewart also serves a director of the American Council of Life Insurers, and is a trustee of CI Financial Income Fund.

Our Executive Officers

The information required as to executive officers is set forth in Part I, Item 1. Business — Our Executive Officers, in this Annual Report on Form 10-K.

Board of Directors and Corporate Governance Matters

We are committed to our corporate governance practices, which we believe are essential to our success and to the enhancement of shareholder value. Our Senior Notes are publicly traded in the U.S., and, accordingly, we make required filings with U.S. securities regulators. We make these filings available on our website at www.novelis.com as soon as reasonably practicable after they are electronically filed. We are subject to a variety of corporate governance and disclosure requirements. Our corporate governance practices meet applicable regulatory requirements to ensure transparency and effective governance of the Company.

Our Board of Directors annually reviews corporate governance practices in light of developing requirements in this field. As new provisions come into effect, our Board of Directors will reassess our corporate governance practices and implement changes as and when appropriate. The following is an overview of our corporate governance practices.

Novelis Board of Directors

Our Board of Directors has the responsibility for stewardship of Novelis Inc., including the responsibility to ensure that we are managed in the interest of our sole shareholder, while taking into account the interests of other stakeholders. Our Board of Directors supervises the management of our business and affairs and discharges its duties and obligations in accordance with the provisions of: (1) our articles of incorporation and bylaws; (2) the charters of its committees and (3) other applicable legislation and company policies.

Our corporate governance practices require that, in addition to certain statutory duties, the following matters be subject to our Board of Directors’ approval: (1) capital expenditure budgets and significant investments and divestments; (2) our strategic and value-maximizing plans; (3) the number of directors within the limits provided by-laws and (4) any matter which may have the potential for substantial impact on our Company. Our Board of Directors reviews the composition and size of our Board of Directors once a year. Senior management makes regular presentations to our Board of Directors on the main areas of our business.

Corporate Governance

Holders of our Senior Notes and other interested parties may communicate with the Board of Directors, a committee or an individual director by writing to Novelis Inc., 3399 Peachtree Road NE, Suite 1500, Atlanta, GA 30326, Attention: Corporate Secretary — Board Communication. All such communications will be compiled by the Corporate Secretary and submitted to the appropriate director or board committee. The Corporate Secretary will reply or take other actions in accordance with instructions from the applicable board contact.

Committees of Our Board of Directors

Our Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee. Each committee is governed by its own charter.

According to their authority as set out in their charters, our board and each of its committees may engage outside advisors at the expense of Novelis.

Audit Committee and Financial Experts

Our Board of Directors has a separately-designated standing Audit Committee. Messrs. Stewart, Bhattacharya and Chandran are the members of the Audit Committee. Mr. Stewart has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC.

Our Audit Committee’s main objective is to assist our Board of Directors in fulfilling its oversight responsibilities for the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm and the performance of both our internal audit function and our independent registered public accounting firm. Under the Audit Committee charter, the Audit Committee is responsible for, among other matters:

•	evaluating and compensating our independent registered public accounting firm;

•	making recommendations to the Board of Directors and shareholders relating to the appointment, retention and termination of our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their qualifications and independence from management;

•	reviewing with our independent registered public accounting firm the scope and results of their audit;

•	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	review areas of potential significant financial risk and the steps taken to monitor and manage such exposures;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC and

•	reviewing and monitoring our accounting principles, accounting policies and disclosure, internal control over financial reporting and disclosure controls and procedures.

Compensation Committee

Our Compensation Committee establishes our general compensation philosophy and oversees the development and implementation of compensation policies and programs. It also reviews and approves the level of and/or changes in the compensation of individual executive officers taking into consideration individual performance and competitive compensation practices. The committee’s specific roles and responsibilities are set out in its charter. Our Compensation Committee periodically reviews the effectiveness of our overall management organization structure and succession planning for senior management, reviews recommendations for the appointment of executive officers, and reviews annually the development process for high potential employees.

Code of Conduct and Guidelines for Ethical Behavior

Novelis has adopted a Code of Conduct for the Board of Directors and Senior Managers that applies to our senior financial officers including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. We also maintain a Code of Conduct that governs all of our employees. Copies of the Code of Conduct for the Board of Directors and Senior Managers and the

employee Guidelines for Ethical Behavior are available on our website at www.novelis.com. We will promptly disclose any future amendments to these codes on our website as well as any waivers from these codes for executive officers and directors. Copies of these codes are also available in print from our Corporate Secretary upon request.

Item 11.	Executive Compensation

The following discussion of executive compensation contains descriptions of various employee benefit plans and employment-related agreements. These descriptions are qualified in their entirety by reference to the full text or detailed descriptions of the plans and agreements, which are filed as exhibits to, or incorporated by reference into, this Annual Report on Form 10-K.

Compensation Discussion and Analysis

Background: Acquisition by Hindalco.

Following the acquisition of the Company’s common shares by Hindalco on May 15, 2007, Novelis became an indirect, wholly-owned subsidiary of Hindalco. The change in control of our common shares has not affected our overall compensation programs and philosophy from when we were an independent, publicly traded company. While certain of the Company’s incentive and equity compensation plans were cancelled and settled in cash at the closing of the acquisition pursuant to the Arrangement Agreement with Hindalco, our new board of directors and Compensation Committee have replaced these plans with new plans that follow a similar compensation philosophy. Also, Hindalco has elected to retain our director who formerly chaired our Human Resources Committee before the acquisition, Clarence Chandran, and appointed him to serve as a director and chair of our Compensation Committee following the acquisition. Accordingly, the information provided below describes our post-acquisition compensation programs and philosophy, which is materially unchanged from our pre-acquisition compensation programs and philosophy.

Introduction

This section provides a discussion of the background and objectives of our compensation programs for senior management, as well as a discussion of all material elements of the compensation of each of the named executive officers for the fiscal year ended March 31, 2008 identified in the following table. The named executive officers are determined in accordance with SEC rules, and include (1) the persons that served as our principal executive officer and principal financial officer during any part of fiscal 2008, (2) the four other highest paid executive officers that were employed on March 31, 2008, and (3) one other former executive officer who was no longer employed on March 31, 2008.

Name	Title
Edward Blechschmidt	Former Acting Chief Executive Officer
Martha Finn Brooks	President and Chief Operating Officer
Rick Dobson	Former Senior Vice President and Chief Financial Officer
Steven Fisher	Chief Financial Officer
Arnaud de Weert	Senior Vice President and President Europe
Kevin Greenawalt	Senior Vice President and President North America
Thomas Walpole	Senior Vice President and President Asia
Antonio Tadeu Coehlo Nardocci	Senior Vice President and President South America
David Godsell	Former Vice President Human Resources and Environment, Health and Safety

Compensation Committee and Role of Management

The compensation committee of our board of directors (the Committee) has the responsibility for approving the compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Committee acts pursuant to a charter approved by our board, which is reviewed annually.

Our Vice President Human Resources serves as the management liaison officer for the Committee. Our human resources and legal departments provide assistance to the Committee in connection with administration of the Committee’s responsibilities.

Our named executive officers have no direct role in setting their own compensation. The Committee, however, normally meets with our President and Chief Operating Officer to evaluate performance against pre-established goals and the President and Chief Operating Officer makes recommendations to the board regarding budgets, which affect certain goals. Our President and Chief Operating Officer also makes recommendations regarding compensation matters related to other named executive officers and provides input regarding executive compensation programs and policies generally.

Management also assists the Committee by providing information needed or requested by the Committee or its compensation consultant (such as our performance against budget and objectives, historic compensation, compensation expense, our policies and programs, and peer companies) and by providing input and advice regarding compensation programs and policies and their impact on the Company and its executives.

Objectives and Design of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who can contribute to our long-term success and thereby build value for our shareholder. The program is organized around three fundamental principles:

•	Provide Total Direct Compensation Opportunities That Are Competitive with Similar Positions at Comparable Companies: To enable us to attract, motivate and retain qualified executives, total direct compensation opportunities for each executive (base pay, short-term (annual) incentives and long-term incentives) are targeted at levels to be competitive with similar positions at comparable companies. The Committee strives to create a total direct compensation package that is at the median of the peer companies described below.

•	A Substantial Portion Of Total Direct Compensation Should Be At Risk Because It Is Performance-Based: We believe executives should be rewarded for their performance. Consequently, a substantial portion of an executive’s total direct compensation should be at risk, with amounts actually paid dependent on performance against pre-established objectives for the individual and us. The proportion of an individual’s total direct compensation that is based upon these performance objectives should increase as the individual’s business responsibilities increase.

•	A Substantial Portion of Total Direct Compensation Should Be Delivered in the Form of Long-Term Performance Based Awards: We believe a long-term stake in the sustained performance of Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value. As a result, we may provide long-term performance based awards, which are generally paid in cash.

The Committee recognizes that the engagement of strong talent in critical functions may entail recruiting new executives at times and involve negotiations with individual candidates. As a result, the Committee may determine in a particular situation that it is in our best interests to negotiate compensation packages that deviate from the principles set forth above.

Independent Compensation Consultant

In fiscal 2008, the Committee and the Board, in their review and determination of executive compensation levels, have utilized the services of James F. Reda and Associates, a compensation consulting firm (JRA), as their independent consultant. There have been no other engagements of JRA for the performance of any other services to us in fiscal 2008. Any other engagements of JRA by management are required to be disclosed to the Committee so the Committee may consider any possible impact on the independence of JRA. There were no other compensation consultants engaged in fiscal 2008.

Market Data and Peer Group

To determine fiscal 2008 compensation levels, the Committee and Board relied on market data provided by JRA. This data consisted of compensation information for the named executive officers of the following peer group of companies: Air Products, Ashland Inc., Ball Corporation, Bemis, Coca Cola Enterprises Inc., Commercial Metals Company, Crown Holdings, Cummins Inc., Eastman Chemical, Ecolab Inc., MeadWestvaco, Monsanto, Newell Rubbermaid, Nucor Corp., Owens Illinois, Pactiv Corp., Parker-Hannifin, Phelps Dodge, PPG Industries, Praxair Inc., Rohm and Haas, Smurfit-Stone Container, Temple-Inland and Worthington Industries. We also routinely review data from several compensation surveys published by leading global compensation firms.

Elements of Our Compensation Program

Our compensation program consists of the following key elements:

•	Base Pay

•	Short-Term (Annual) Incentives

•	Long-Term Incentives

•	Employee Benefits

The Committee periodically compares the competitiveness of these key elements to that of companies in our peer group. Our general goal is to be at or near the 50th percentile among our peer group. In fiscal 2008, this review revealed that the total direct compensation opportunity for our executive officers was at our target, without significant variation by position and by element of compensation.

Base Pay.  Based on market practices, the Committee believes it is appropriate that some portion of total direct compensation (generally 20% to 40%) be provided in a form that is fixed and liquid. Base salary for our named executive officers is generally reviewed by the Committee in the first quarter of each fiscal year and any increases are effective on July 1. In setting base salary, the Committee is mindful of its overall goal for allocation of total compensation to this element and the median base salary for comparable positions at companies in our peer group.

Short-Term (Annual) Incentives.  We believe having an annual incentive opportunity is necessary to attract, retain and reward key management. Our general philosophy is that annual cash incentives should be tied to both company-wide and business unit goals as well as individual performance. Annual incentives should be consistent with the strategic goals set by the board, and the performance benchmarks should be sufficiently ambitious so as to provide meaningful incentive to our executive officers. In the normal circumstances, we would expect that approximately 20% of an executive officer’s total direct compensation would be attributable to short-term incentives.

2007 Short-Term Incentive Plan

The short-term incentive plan in place at the time of the Hindalco acquisition was the 2007 short-term incentive plan, which was approved by our former board of directors. The 2007 short-term incentive plan began on April 1, 2007 and was to originally remain effective through March 31, 2008. However, as part of the acquisition by Hindalco, pro-rated short-term incentive plan payments were made to employees at the time of the closing of the acquisition, and thereafter, the 2007 plan terminated by operation of contract. The pro-rated short-term incentive plan payments made on or about May 15, 2007 were paid at 100% of target and covered the period April 1, 2007 through May 15, 2007, which was the date the acquisition closed.

The named executive officers received bonus payments upon the acquisition at the target level of the period beginning April 1, 2007 and ending May 15, 2007. The table below summarizes the targets and payments for the period April 1, 2007 through May 15, 2007:

	2007	2007
	Prorated	Prorated
Name	Target	Actual

Martha Finn Brooks	$73,688	$73,688
Rick Dobson	$42,188	$42,188
Steven Fisher	$14,906	$14,906
Arnaud de Weert	$49,375	$49,375
Kevin Greenawalt	$23,250	$23,250
Thomas Walpole	$18,563	$18,563
Antonio Tadeu Coehlo Nardocci	$23,233	$23,233
David Godsell	$21,313	$21,313

The board approved discretionary and incentive awards totaling $792,500 for Mr. Blechschmidt based on his efforts while serving as our Acting Chief Executive Officer through May 15, 2007.

Annual Incentive Plan — 2007 - 2008

Following the termination of the 2007 short-term incentive plan and change in fiscal year end to March 31, our Committee and board consulted with management and approved the Annual Incentive Plan (AIP) — 2007 - 2008 to provide short-term incentives for the period from May 16, 2007 through March 31, 2008. The performance benchmarks for the year were tied to three key components: (1) operating Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) performance; (2) operating free cash flow performance; and (3) satisfaction of certain Environment, Health and Safety (EHS) targets. The specific weightings among these three components were 45% for operating EBITDA performance; 45% for operating free cash flow performance; and 10% for EHS targets. For Ms. Brooks and Mr. Fisher, the incentive benchmarks are tied to company-wide performance. For the other named executive officers, the incentive benchmarks are based on the specific region for which they are responsible.

The potential payout attributable to operating EBITDA could have ranged from (1) 0% of target if fiscal 2008 performance did not exceed the performance threshold, (2) 100% of target if fiscal 2008 results met the business plan target and (3) up to a maximum of 200% of target if fiscal 2008 results met or exceeded the high end business plan target. The potential payout attributable to operating free cash flow could have ranged from (1) 0% of target if fiscal 2008 performance did not exceed the performance threshold, (2) 100% of target if fiscal 2008 results met the business plan target and (3) up to 200% of target if fiscal 2008 results met or exceeded the high end business plan target. The potential payout attributable to EHS objectives also ranged from 0% to 200% of target and was measured against continuous improvement targets for recordable cases and lost time injuries and illness as well as the completion of strategic EHS initiatives.

The table below summarizes the targets and payments for the fiscal 2008 short-term incentive plan covering the period from May 16, 2007 through March 31, 2008:

	Fiscal 2008	Fiscal 2008
Name	Target	Actual

Martha Finn Brooks	$590,625	$728,241
Steven Fisher	$229,688	$283,205
Arnaud de Weert	$358,586	$488,604
Kevin Greenawalt	$178,500	$194,404
Thomas Walpole	$129,938	$146,781
Antonio Tadeu Coehlo Nardocci	$184,432	$287,622

Long-Term Incentives.  The Committee believes that a substantial portion of each executive’s total direct compensation opportunity (generally 40% to 60%) should be based on long-term performance and should be in the form of performance based long-term opportunity. The awards should align the interests of our executives and our shareholder. The opportunity to receive long-term incentive compensation by an executive in a given year is generally determined by reference to the market for long-term incentive compensation among our peer group companies. The Committee is also mindful of long-term incentive awards made in prior years and takes such awards into account in determining the amount of current-year awards.

2006 Incentive Plan

The equity-based incentive plan in place at the time of the Hindalco acquisition was the 2006 Incentive Plan (the 2006 Incentive Plan), which was approved by our former board of directors and our shareholders on October 26, 2006. The 2006 Incentive Plan authorized awards in the form of stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights (as well as other awards paid in cash or equity).

On October 26, 2006, our named executive officers received 100% of their equity awards in the form of stock options, or stock appreciation rights (SARs) in the case of Mr. de Weert and Mr. Nardocci, each with an exercise price of $25.53 per share, the closing price for our common shares on the NYSE on the grant date. Pursuant to the Arrangement Agreement between Hindalco and Novelis, the options and SARs issued under the 2006 Incentive Plan were cashed out at a price of $44.93 per share, and, thereafter, the 2006 Incentive Plan terminated by operation of contract.

Long-term Incentive Plan (LTIP) — FY 2008 - FY 2010

The Committee considered the use of various forms of long-term awards, but ultimately determined for fiscal 2008 to issue awards that are cash-based awards, 80% of which is based on economic profit performance and 20% of which is based on EBITDA performance related to innovation projects, which currently provides the best link between the interests of executives and our shareholder. For future long-term awards, the Committee will consider all types of awards and will determine at the time of each award the appropriate form of award and performance measures to use.

The Committee met during the first quarter of fiscal year 2009 to evaluate and approve fiscal 2008 payout for the LTIP FY 2008 - FY2010 for Messrs. de Weert, Greenawalt, Walpole and Nardocci. The Committee also evaluated and recommended for approval by the Board the LTIP FY 2008 - FY2010 for Ms. Brooks and Mr. Fisher. Messrs. Blechschmidt, Dobson and Godsell, former executives who departed during fiscal 2008, did not participate in the LTIP program. One-tenth of the total LTIP Approved Grant was eligible for payout based on improvement in Economic Profit, which we define as Net Operating Profit After Tax, less capital charges, in fiscal 2008. Based on the Company’s performance, the Committee and board approved the LTIP payouts at the 70.07% level for fiscal 2008 as set forth in the table below. Payouts were made in the first quarter of fiscal 2009.

		Eligible for
	2008-2010	Payout
	LTIP	Based on	2008 LTIP	2008 LTIP
	Approved	2008	Approved	Approved
Name	Grant	Results	Level	Payout

Martha Finn Brooks	$2,100,000	$210,000	70.07%	$147,147
Steven Fisher	$450,000	$45,000	70.07%	$31,532
Arnaud de Weert	$450,000	$45,000	70.07%	$31,532
Kevin Greenawalt	$450,000	$45,000	70.07%	$31,532
Thomas Walpole	$325,000	$32,500	70.07%	$22,773
Antonio Tadeu Coehlo Nardocci	$325,000	$32,500	70.07%	$22,773

Employee Benefits

•	U.S. Pension Plan:

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

Messrs. Greenawalt, Walpole and Godsell and Ms. Brooks are all participants in the U.S. Pension Plan.

•	Swiss Pension Schemes: Since our spin-off from Alcan, we continued to participate in Alcan’s two pension schemes in Switzerland: (1) the Pensionskasse Alcan Schweiz (a defined benefit plan) and (2) the Erganzungskasse Alcan Schweiz (a defined contribution plan). The defined benefit plan is computed based on a participant’s final annual earnings (up to a limit and less a coordination amount) and service up to 45 years. The defined contribution plan only recognizes earnings in excess of the defined benefit earnings limit. Mr. de Weert was the only named executive officer eligible for the Swiss pension schemes in 2008.

•	Brazil Defined Contribution Pension Plan: Novelis sponsors a defined contribution pension plan for all employees in Brazil with a fixed employer contribution and voluntary employee contributions. Employees can contribute up to 12% of base pay. The company contributes 0.7% of pay up to 1 plan unit ($1,379 in 2008) and 10% (14% for employees active on June 30, 2003) of pay in excess of 1 plan unit. The sole investment option is a fixed income fund. Mr. Nardocci is a participant in the Brazil Pension Plan.

•	Additional Pension Benefits: In addition to her participation in the U.S. Pension Plan described above, Ms. Brooks will receive from us a supplemental pension equal to the excess, if any, of the pension she would have received from her employer prior to joining Alcan had she been covered by her prior employer’s pension plan until her separation or retirement from Novelis, over the sum of her pension from the U.S. Pension Plan and the pension rights actually accrued with her previous employer.

•	Savings Plan and Non-Qualified Defined Contribution Plan: All U.S. based executives are eligible to participate in our tax qualified savings plan. We match up to 4.5% of pay (up to the IRS compensation limit; $230,000 for calendar year 2008) for participants who contribute 6% of pay or more to the savings plan. In addition, U.S. based executives hired on or after January 1, 2005 are eligible to share in our discretionary contributions. Discretionary contributions are first made to the qualified plan (up to the IRS compensation limit) and any excess amounts are made to our non-qualified defined contribution plan. For fiscal 2008, we made a discretionary contribution equal to 5% of pay. Messrs. Dobson and Fisher were the only named executive officers eligible for a discretionary contribution for the period. Mr. Dobson and Mr. Godsell received contributions in the non-qualified plan in accordance with the terms in their termination agreements.

•	Health & Welfare Benefits: Executives are entitled to participate in our employee benefit plans (including medical, dental, and life insurance benefits) on the same basis as other employees.

•	Perquisites: As noted in our Summary Compensation Table, we provide our officers with certain perquisites consistent with market practice. We do not view perquisites as a significant element of our comprehensive compensation structure.

Employment-Related Agreements

Each of our named executive officers during fiscal 2008 was covered by an employment or letter agreement setting forth the general terms of his or her employment as well as various other employment related agreements. See Employment-Related Agreements and Certain Employee Benefit Plans for a discussion of these agreements.

Timing of Compensation Decisions

The Committee develops an annual agenda to assist it in fulfilling its responsibilities. Generally, in the first quarter of each fiscal year, the Committee (1) reviews prior year performance and authorizes the distribution of short-term incentive pay-outs, if any, for the prior year, (2) establishes performance criteria for the current year short-term incentive program, (3) reviews base pay and annual short-term incentive targets for executives, and (4) recommends to the board of directors the form of award and performance criteria for the current cycle of the long-term incentive program.

Long-term incentive awards are generally considered and approved by the Committee during the first quarter of each fiscal year, although the Committee may deviate from this practice when appropriate under the circumstances.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review of and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The foregoing report is provided by the following directors, who constitute the Committee:

Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala

Compensation Payments as Part of Acquisition

The aggregate amount of compensatory payments and benefits that the named executive officers received as a result of the acquisition by Hindalco and the underlying Company plans with respect to the cancellation of their outstanding equity awards was $26,458,128.

Treatment of Stock Options

Immediately prior to the acquisition, there were 925,781 shares of our common stock subject to stock options granted under certain of our equity incentive plans to all of our named executive officers except for Mr. Blechschmidt, who did not receive stock options, and Mr. de Weert, who only held Stock Appreciation Rights which are described below. Pursuant to the Arrangement Agreement, each outstanding stock option that was unexercised prior to the acquisition, whether or not the option was vested or exercisable, was canceled, and the holder of each such stock option received a cash payment equal to the product of:

•	the number of shares of our common stock subject to the option as of the effective time of the acquisition; and

•	the excess of $44.93 over the exercise price per share of common stock subject to such option.

The table below summarizes the options held by our named executive officers prior to the acquisition, as well as the consideration that each of them received pursuant to the acquisition in connection with the cancellation of their options.

	Number of Shares	Weighted	Actual
	Underlying	Average	Consideration
Name	Options	Exercise Price	Received(1)

Edward Blechschmidt	—	$—	$—
Martha Finn Brooks	551,311	$23.66	$11,724,157
Rick Dobson	92,500	$25.53	$1,794,500
Steven Fisher	21,770	$25.53	$422,338
Arnaud de Weert	—	$—	$—
Kevin Greenawalt	92,080	$23.62	$1,962,229
Thomas Walpole	52,690	$23.24	$1,142,909
Antonio Tadeu Coehlo Nardocci	36,117	$21.78	$836,095
David Godsell	79,313	$23.05	$1,735,559

(1)	The amounts set forth in this “Actual Consideration Received” column are calculated based on the actual exercise prices underlying the related options, as opposed to the weighted average exercise price per share.

Treatment of Performance Share Units

Certain executive officers and other employees of the Company, including all of our named executive officers except Messrs. Blechschmidt, Dobson, Fisher and de Weert who were not employees when the grant was made, were granted performance units in 2005 under the Novelis Founders Performance Award Plan. Participants earned performance share units (PSUs) if our share price improvement targets were achieved within prescribed time periods. The Founders Plan identified three relevant performance periods. The first performance period ran from March 24, 2005 to March 23, 2008, the second performance period was to run from March 24, 2006 to March 23, 2008 and the third performance period was to run from March 24, 2007 to March 23, 2008. The share price improvement targets for these three tranches were $23.57, $25.31 and $27.28, respectively. An equal amount of PSUs could have been earned during each performance period if the applicable share price improvement target was achieved during such period.

If earned, a particular tranche was to be paid in cash on a specified payment date, which is defined as the later of six months from the date the specific share price improvement target is achieved or twelve months after the start of the applicable performance period. The value of a PSU equaled the average of the daily closing price of our common shares as reported on the New York Stock Exchange for the last five trading days prior to the payment date. On March 14, 2006, the board of directors amended the Founders Plan in order to clarify when PSUs could be earned under the second and third tranches of the Founders Plan for periods beginning in 2006 and 2007, respectively.

In February 2007, our board of directors recognized that the applicable share price threshold had been (or would likely be) met with respect to the second tranche and would probably be met for the third tranche, but in light of the possibility of a change in control transaction, our executives were subject to a trading blackout. Moreover, it was unlikely that a 15 day open trading window under the Novelis disclosure and insider trading policies would arise prior to the consummation of the Arrangement. Accordingly, on February 10, 2007, our board of directors further amended the PSUs in order to provide that the applicable threshold for (a) the second tranche was to be met as of February 28, 2007 and (b) the third tranche was to be met as of March 26, 2007, for purposes of PSUs to be awarded.

As a result of the Arrangement, the second and third tranches were settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. These PSUs were paid on May 15, 2007 and each holder of such units received consideration for such cancellation an amount in cash equal to $44.93 multiplied by their respective number of units.

The table below summarizes the PSUs held by our named executive officers at the time of the acquisition, as well as the total consideration that each of them received in May 2007 for the remaining two tranches.

	Number of	Number of	Total Actual
	Tranche 2	Tranche 3	Consideration
Name	PSUs	PSUs	Received

Edward Blechschmidt	—	—	—
Martha Finn Brooks	23,750	23,750	$2,134,175
Rick Dobson	—	—	—
Steven Fisher	—	—	—
Arnaud de Weert	—	—	—
Kevin Greenawalt	7,200	7,200	$646,992
Thomas Walpole	3,950	3,950	$354,947
Antonio Tadeu Coehlo Nardocci	7,200	7,200	$646,992
David Godsell	6,000	6,000	$539,160

Treatment of Stock Appreciation Rights (SARs)

We granted SARs to Mr. de Weert and Mr. Nardocci on October 26, 2006 pursuant to the 2006 Incentive Plan. No other named executive officers received SARs as part of the 2006 Incentive Plan as they received stock options, except for Mr. Blechschmidt who did not receive a grant. The terms of the stock options and SARs were identical in all material respects, except that the incremental increase in the value of the SARs were to be paid in cash rather than our common shares at the time of exercise. However, as described above, all 2006 Incentive Plan payments were made in cash pursuant to the Arrangement Agreement with Hindalco.

The table below summarizes the SARs held by Mr. de Weert and Mr. Nardocci at the time of the acquisition as well as the consideration received in May, 2007.

			Actual
	Number of	Exercise	Consideration
Name	SARs	Price	Received

Arnaud de Weert	43,530	$25.53	$844,482
Antonio Tadeu Coehlo Nardocci	32,650	$25.53	$633,410

Treatment of Stock Price Appreciation Units

Prior to the spin-off, certain Alcan employees, including Messrs. Greenawalt and Walpole, who later transferred to Novelis, held Alcan stock price appreciation units (SPAUs). These units entitled them to receive cash equal to the excess of the market value of an Alcan common share on the exercise date of a SPAU over the market value of an Alcan common share on its grant date. On January 6, 2005, these employees received Novelis SPAUs to replace their Alcan SPAUs at a weighted average exercise price of $22.04. All converted SPAUs that were vested at the spin-off date continued to be vested. Unvested SPAUs were to vest in four equal annual installments beginning on January 6, 2006, the first anniversary of the spin-off date.

The table below summarizes the vested and unvested SPAUs held by Messrs. Greenawalt and Walpole prior to the acquisition by Hindalco, as well as the consideration that each of them received pursuant to the acquisition in connection with the cancellation of their SPAUs.

		Weighted	Actual
	Number of	Average	Consideration
Name	SPAUs	Exercise Price	Received(1)

Kevin Greenawalt	22,952	$19.95	$573,431
Thomas Walpole	22,027	$23.74	$466,752

(1) The amounts set forth in this “Actual Consideration Received” column are calculated based on the actual exercise prices underlying the related SPAUs, as opposed to the weighted average exercise price per unit.

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for the fiscal year ended March 31, 2008 (2008), the three month transition period ended March 31, 2007 (J-M 2007) and twelve month period ended December 31, 2006 (2006).

							Non-Equity	Change
							Incentive	in
						Option	Plan	Pension	All Other
		Salary	Bonus		Stock	Awards	Compensation	Value	Compensation	Total
Name and Principal Position	Year	($)	($)		Awards ($)	($)	($)(1)	($)(2)	($)(3)	($)

Edward Blechschmidt,	2008	292,500	792,500	(4)	—	—	—	—	200,649 (5)	1,285,649
Former Acting Chief Executive Officer	J-M 2007	195,000	—		—	—	—	—	140,000 (6)	335,000
Martha Finn Brooks,	2008	672,572	—		896,739	10,466,761	1,096,223	97,640	92,991	13,322,926
President and Chief Operating	J-M 2007	163,750	—		1,692,965	264,377	147,375	97,363	12,707	2,378,537
Officer	2006	655,000	—		784,197	552,181	475,000	139,903	132,535	2,738,816
Rick Dobson,	2008	168,750	125,000	(7)	202,411	1,644,039	42,188	—	3,111,453	5,293,841
Former Senior Vice	J-M 2007	112,500	—		69,443	87,364	84,375	—	16,034	369,716
President & Chief Financial Officer	2006	202,679	125,000	(7)	74,073	63,096	200,000	—	56,890	721,738
Steven Fisher ,	2008	334,538	40,000	(8)	171,780	386,927	361,175	—	63,732	1,358,152
Chief Financial Officer
Arnaud de Weert	2008	674,280	—		247,123	670,448	601,043	24,801	114,236	2,331,931
Senior Vice President and	J-M 2007	158,000	—		29,202	140,621	98.750	4,219	20,203	450,995
President Europe	2006	340,631	160,927		31,149	33,413	300,000	9,428	110,487	986,035
Kevin Greenawalt,	2008	332,500	—		259,507	1,718,327	280,718	80,281	30,504	2,701,837
Former Senior Vice President	J-M 2007	77,500	—		511,777	412,630	46,500	114,707	7,054	1,170,168
and President North America	2006	310,000	—		232,896	293,949	150,000	219,749	36,730	1,243,324
Thomas Walpole,	2008	270,000	—		217,752	981,865	210,890	59,765	607,032	2,347,304
Senior Vice President and President Asia	J-M 2007	66,458	—		289,674	278,790	34,406	73,616	3,866	746,811
Antonio Tadeu Coehlo Nardocci,	2008	359,732	—		211,288	1,154,909	373,919	—	103,105	2,202,953
Senior Vice President and President South America	J-M 2007	81,416	—		506,079	105,474	46,466	—	25,777	765,212
David Godsell,	2008	77,500	—		95,437	1,482,825	21,313	676,736	2,346,512	4,700,323
Former Vice President Human Resources and Environment, Health and Safety	J-M 2007	77,500	—		431,348	32,439	42,625	164,257	6,344	754,513

(1)	Represents awards earned under the short-term incentive plan for the period April 1, 2007 through May 15, 2007 and under the Novelis Annual Incentive Plan (AIP) for the period May 16, 2007 though March 31, 2008.

(2)	Represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified and non-qualified defined benefit pension plans during fiscal 2008. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements for the fiscal year ended March 31, 2008.

(3)	With the exception of Mr. Blechschmidt (see footnote (6) below), the amounts for 2008 shown in the All Other Compensation Column reflect the values from the table below.

			Company
			Contribution to					Other
	Severance		Defined		Relocation and			Perquisites and
	Related		Contribution	Group Life	Hosing Related		Child Tuition	Personal
	Payments		Plans	Insurance	Payments		Reimbursement	Benefits		Total
Name	($)		($)(a)	($)	($)		($)	($)		($)

Martha Finn Brooks	—		8,588	2,106	6,281		48,741	27,275	(b)	92,991
Rick Dobson	2,923,021	(c)	148,471	810	35,194		—	3,957	(d)	3,111,453
Steven Fisher	—		35,510	286	7,927		—	20,009	(b)	63,732
Arnaud de Weert	—		87,778	—	—		—	26,458	(d)	114,236
Kevin Greenawalt	—		10,463	1,408	—		—	18,633	(b)	30,504
Thomas Walpole	—		10,172	1,024	592,895	(e)	—	2,941	(f)	607,032
Antonio Tadeu Coehlo Nardocci	—		85,909	2,063	—		—	15,134	(g)	103,106
David Godsell	2,283,578	(h)	26,888	1,317	19,011		—	15,718	(b)	2,346,512

(a)	Represents matching contribution (and discretionary contributions in the case of Messrs. Fisher, Dobson and Godsell) made to our tax qualified and non-qualified defined contribution plans.

(b)	Includes executive flex allowance, car allowance, and home security, each of which individually had an aggregate incremental cost less than $25,000.

(c)	Represents payments due to a change in control, $1,575,000 for change in control payment, $53,976 in lieu of health care coverage, tax gross ups for Internal Revenue Code Section 280G consideration in the amount of $1,294,045.

(d)	Includes executive flex allowance and car allowance, each of which individually had an aggregate incremental cost less than $25,000.

(e)	Includes (i) an Expatriate Premium of $158,044; (ii) Employer paid Korean Tax Deposit of $240,670; (iii) Employer provided housing of $99,466; (iv) Employer paid car/driver for Korean assignment of $52,248; (v) travel reimbursement of $3,651; and (vi) relocation allowance of $38,816 pursuant to expatriate agreement.

(f)	Includes car allowance, and tax advice, each of which individually had an aggregate incremental cost less than $25,000.

(g)	Includes car allowance, home security and medical cost reimbursement, each of which individually had an aggregate incremental cost less than $25,000.

(h)	Represents payments due to a change in control, $961,000 for change in control payment, $50,000 one time payment, tax gross ups for 280G consideration in the amount of $1,272,578.

(4)	The board approved discretionary and incentive awards totaling $792,500 for Mr. Blechschmidt based on his efforts as our Acting Chief Executive Officer.

(5)	Represents the final payout of the Director Deferred Share Unit (DDSU) plan following the transaction with Hindalco. The payout includes amounts earned while a director in fiscal year 2008.

(6)	Represents supplemental compensation paid to Mr. Blechschmidt for his board service.

(7)	Mr. Dobson received these payments as the two installments of his signing bonus when he joined Novelis in 2006.

(8)	Mr. Fisher received a discretionary, exceptional achievement award for his service during fiscal year 2008.

Grants of Plan-Based Awards in Fiscal 2008

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2008, except for Mr. Blechschmidt who was awarded a discretionary bonus in lieu of participating in our incentive plans during the portion of fiscal 2008 in which he was employed with the company.

			Estimated Future Payout
			Under Non-Equity
			Incentive Plan Awards(1)
Name	Grant Date		Target ($)	Maximum ($)

Martha Finn Brooks	4/01/07	(2)	73,688	147,376
	5/15/07	(3)	590,625	1,181,250
	01/11/08	(4)	2,100,000	4,200,000

Rick Dobson	4/01/07	(2)	42,188	84,376

Steven Fisher	4/01/07	(2)	14,906	29,812
	5/15/07	(3)	229,688	459,376
	01/11/08	(4)	450,000	900,000

Arnaud de Weert	4/01/07	(2)	49,375	98,750
	5/15/07	(3)	358,586	717,172
	01/11/08	(4)	450,000	900,000

Kevin Greenawalt	4/01/07	(2)	23,250	46,500
	5/15/07	(3)	178,500	357,000
	01/11/08	(4)	450,000	900,000

Thomas Walpole	4/01/07	(2)	18,563	37,126
	5/15/07	(3)	129,938	259,876
	01/11/08	(4)	325,000	650,000

Antonio Tadeu Coehlo Nardocci	4/01/07	(2)	23,233	46,466
	5/15/07	(3)	184,432	368,864
	01/11/08	(4)	325,000	650,000

David Godsell	4/01/07	(2)	21,313	42,626

(1)	This information pertains to grants under our annual (short-term) and long-term incentive plans.

(2)	This grant was made under the 2007 short-term incentive plan covering the period April 1, 2007 through May 15, 2007.

(3)	This grant was made under the Novelis Annual Incentive Plan (AIP) and covered the period May 16, 2007 through March 31, 2008.

(4)	This grant was made under the Novelis Long-Term Incentive Plan (LTIP) FY 2008 — FY 2010.

Employment-Related Agreements and Certain Employee Benefit Plans

Each of our named executive officers was subject to an employment or letter agreement during fiscal 2008. The terms of each such agreement is summarized below.

Agreement with Edward Blechschmidt

We entered into a letter agreement with Mr. Blechschmidt on December 29, 2006. Mr. Blechschmidt served as our Acting Chief Executive Officer during the period January 1, 2007 and ending May 15, 2007. During this period, he received a base salary of $65,000 per month plus reimbursement for reasonable business expenses. Mr. Blechschmidt was also entitled to incentive compensation in the sole and exclusive discretion of the board of directors. Mr. Blechschmidt’s salary and potential incentive compensation was in addition to the fees Mr. Blechschmidt received for serving as a member of our Board. Mr. Blechschmidt was not entitled to long-term incentives, employment-related benefits, or severance-related pay during or following his tenure as Acting Chief Executive Officer. At the election of the Board, Mr. Blechschmidt was awarded two discretionary bonuses, one equal to his salary of $292,500 as well as another discretionary bonus of $500,000 at the completion of the sale to Hindalco.

Agreement with Martha Finn Brooks

We entered into an employment agreement with Ms. Brooks dated November 8, 2004. Pursuant to this agreement, she serves as our President and Chief Operating Officer with a base salary of $675,000 in fiscal 2008. Ms. Brooks is eligible for all of our executive long-term and short-term incentive plans and is entitled to certain executive perquisites. She is also eligible for our broad-based employee benefit and health plans. We also agreed to reimburse Ms. Brooks for certain expenses that she may incur in connection with private school tuition costs for her children in grades one through twelve. As part of her May 2, 2002 employment agreement with Alcan, we guaranteed that the total combined qualified and non-qualified pension benefits Ms. Brooks receives under the Novelis, Alcan and Cummins (her former employer) pension plans will not be less than the pension benefit that she would have received if she remained covered by the Cummins Pension Plan from October 16, 1986, until her retirement/termination with us. Any severance payments that Ms. Brooks receives under her employment agreement would offset any severance benefits she would be entitled to receive under her recognition agreement or change in control agreement, described below.

Agreement with Rick Dobson

We entered into an employment agreement with Mr. Dobson dated July 19, 2006. Mr. Dobson served as our Senior Vice President and Chief Financial Officer during the period July 19, 2006 to May 15, 2007. During this period, he received an annual base salary of $450,000 and participated in all of our executive benefits including our non-qualified pension plans, long-term and short-term incentive plans, and executive perquisites. He was also eligible for our broad-based employee benefit and health plans other than our qualified pension plan.

Mr. Dobson’s employment was terminated on August 15, 2007. Pursuant to his change in control agreement dated September 25, 2006, we were obligated to pay Mr. Dobson a lump sum amount equal to $1,575,000 (24 months of his base salary and short-term cash incentives at target). Pursuant to his change in control agreement, Mr. Dobson also received continued life insurance coverage for 24 months, additional credit, contributions and vesting under the company’s qualified and non-qualified pension and savings plans, payment in lieu of continuation in health care plans, and a tax reimbursement gross-up payment. In exchange for the foregoing, Mr. Dobson executed a release and waiver of any and all employment-related claims.

Agreement with Steven Fisher

We entered into an employment agreement with Mr. Fisher dated January 17, 2006. He currently serves as our Chief Financial Officer (effective May 16, 2007) with a base salary of $350,000 in fiscal 2008. Mr. Fisher is eligible for all of our executive long-term and short-term incentive plans and is entitled to certain executive perquisites. He is also eligible for our broad-based employee benefit and health plans. Any severance payments that Mr. Fisher receives under his employment agreement would offset any severance benefits he would be entitled to receive under his recognition agreement or change in control agreement, described below.

Agreement with Arnaud de Weert

Mr. de Weert became our Senior Vice President and President of Europe effective May 1, 2006. Pursuant to his employment agreement, he is entitled to a base salary of $655,700 in fiscal 2008 (415,000 Euros converted to U.S. Dollars at the March 31, 2008 exchange rate of 1.58 U.S. Dollars per Euro) and is eligible for short-term and long-term incentives. Mr. de Weert also participates in our broad-based employee benefit and health programs and receives other executive perquisites. We also agreed to reimburse Mr. de Weert for certain expenses that he may incur in connection with his relocation to Zurich. Mr. de Weert’s agreement also provides for a minimum of twelve months severance upon his involuntary termination of employment. Any severance payments that Mr. de Weert receives under his employment agreement would offset any severance benefits he would be entitled to receive under his recognition agreement or change in control agreements, described below.

Agreement with Kevin Greenawalt

We entered into an employment agreement with Mr. Greenawalt dated November 8, 2004. Pursuant to this agreement, he served as our Senior Vice President and President North America with a base salary of $340,000 in fiscal 2008. Mr. Greenawalt was eligible for all of our executive long-term and short-term incentive plans and is entitled to certain executive perquisites. He was also eligible for our broad-based employee benefit and health plans. Mr. Greenawalt recently retired from the Company, effective May 31, 2008.

Agreement with Thomas Walpole

We entered into an employment agreement with Mr. Walpole effective as of February 1, 2007, pursuant to which he serves as our Senior Vice President and President of Novelis Asia with a base salary of $270,000 in fiscal 2008. Under his agreement, Mr. Walpole is entitled to an expatriate premium and relocation allowance, each in amount equal to 10% of his base salary (net after tax). Mr. Walpole is also eligible for our executive long-term and short-term incentive plans and certain executive perquisites as well as our broad-based employee benefit and health plans. During the term of his Korean assignment, Mr. Walpole is provided with a fully furnished home which is paid for by Novelis Korea Limited and is entitled to be reimbursed for one personal trip to the United States during the year for himself and his family members.

Agreement with Antonio Tadeu Coehlo Nardocci

We entered into an employment agreement with Mr. Nardocci dated November 8, 2004. Pursuant to this agreement, he serves as our Senior Vice President and President South America with a base salary of $351,299 (610,000 Reais converted to U.S. dollars at the March 31, 2008 exchange rate of .5759 U.S. dollars per Reais) in fiscal 2008. Mr. Nardocci is eligible for all of our executive long-term and short-term incentive plans and is entitled to certain executive perquisites. He is also eligible for our broad-based employee benefit and health plans. Any severance payments that Mr. Nardocci receives under his employment agreement would offset any severance benefits he would be entitled to receive under his recognition agreement or change in control agreement, described below.

Agreement with David Godsell

We entered into an employment agreement with Mr. Godsell dated November 8, 2004. Mr. Godsell served as our Vice President Human Resources and EH&S during the period January 1, 2005 to February 23, 2007. During this period, he received an annual base salary of $310,000 and participated in all of our executive benefits including our non-qualified pension plans, long-term and short-term incentive plans, and executive perquisites. He was also eligible for our broad-based employee benefit and health plans other than our qualified pension plan.

Mr. Godsell ceased providing services to Novelis on July 1, 2007. Mr. Godsell’s employment was formally terminated on November 19, 2007. Pursuant to his change in control agreement dated September 25, 2006, we were obligated to pay Mr. Godsell a lump sum amount equal to $961,000 (24 months of his base salary and short-term cash incentives at target). We also agreed to make a one-time payment to Mr. Godsell in the amount of $50,000 in lieu of participation in the short-term incentive plan for fiscal 2008 and for other issues related to the execution of his change in control agreement. Pursuant to the terms of Mr. Godsell’s change in control agreement, he also received continued life insurance coverage for 24 months, additional credit and contributions under the company’s qualified and non-qualified pension and savings plans, tax preparation services and a tax reimbursement gross-up payment. In exchange for the foregoing, Mr. Godsell executed a release and waiver of any and all employment-related claims.

Change in Control Agreements

We entered into change in control agreements on September 25, 2006 with certain of our executives, including Ms. Brooks and Messrs. Dobson, Fisher, de Weert, Greenawalt, Walpole, Nardocci, and Godsell. These new agreements replaced the change in control agreements entered into with the executives (other than Messrs. Dobson, Fisher, de Weert and Walpole) prior to our spin-off from Alcan.

The new change in control agreements will terminate on May 15, 2009. Each named executive officer is entitled to payment if we terminate his or her employment other than for cause, or if the executive resigns for good reason, before May 15, 2009. Such payments will not be made if the executive’s employment terminates because of death, disability, or retirement.

In conjunction with the acquisition by Hindalco, Messrs. Dobson and Godsell were terminated by the Company. As a result, each of them received severance benefits according to their change in control agreements.

The terms “change in control,” “good reason,” and “disability” are defined in the relevant agreements, each of which is filed as an exhibit to this Form 10-K.

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

Recognition Agreements

On September 25, 2006, we entered into recognition agreements with certain of our executives, including Ms. Brooks and Messrs. Dobson, Fisher, de Weert, Greenawalt, Walpole, Nardocci and Godsell. Mr. Blechschmidt did not receive a Recognition Agreement. These agreements generally provide that the executive will receive a fixed number of our common shares if he or she remains employed through December 31, 2007 and December 31, 2008. The number of our common shares payable to each named executive officer on each applicable vesting date is as follows:

	Recognition	Recognition
	Shares	Shares
	Payable on	Payable on
	December 31,	December 31,
	2007	2008
Name	(#)	(#)

Martha Finn Brooks	14,200	14,200
Steven Fisher	2,850	2,850
Arnaud de Weert	4,100	4,100
Kevin Greenawalt	4,100	4,100
Thomas Walpole	3,500	3,500
Antonio Tadeu Coehlo Nardocci	3,300	3,300

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

On February 10, 2007, our board of directors adopted resolutions to amend the recognition agreements for certain of our executives including Ms. Brooks and Messrs. Dobson, Fisher, de Weert, Greenawalt, Walpole, Nardocci and Godsell. Under the amended recognition agreements, if the executive remains continuously employed by Novelis through the vesting dates of December 31, 2007 and December 31, 2008, the executive will be entitled to a recognition award payable in either, at the option of the executive, (i) Hindalco Industries Limited (Hindalco) common shares in certain circumstances or (ii) an amount in cash, in each case equivalent to the value of Novelis common shares determined at the effective date of the arrangement under section 192 of the Canada Business Corporations Act involving Novelis, its shareholder and other security holders, Hindalco and AV Aluminum Inc. (Acquisition Sub), a subsidiary of Hindalco, involving, among other things, the acquisition by Acquisition Sub of all of the outstanding common shares of Novelis for $44.93 in cash for each common share. Payment for the Recognition Shares vesting on December 31, 2007 was made in January 2008 for Ms. Brooks and Messrs. Fisher, de Weert, Greenawalt and Walpole and Nardocci and is reflected in the table below.

	Recognition	Consideration
Name	Shares (#)	Received ($)

Martha Finn Brooks	14,200	638,006
Steven Fisher	2,850	128,051
Arnaud de Weert	4,100	184,213
Kevin Greenawalt	4,100	184,213
Thomas Walpole	3,500	157,255
Antonio Tadeu Coehlo Nardocci	3,300	148,269

Annual Incentive Plan — 2007 - 2008

The board approved the Novelis Annual Incentive Plan (AIP) 2007 - 2008 on August 6, 2007. The AIP is designed to provide an annual incentive opportunity to our key management group. Our general philosophy is that annual cash incentives should be tied to both company-wide and business unit goals as well as individual performance. Annual incentives should be consistent with the strategic goals set by the board, and the performance benchmarks should be sufficiently ambitious so as to provide meaningful incentive to our executive officers. In the normal circumstances, we would expect that approximately 20% of an executive officer’s total direct compensation would be attributable to short-term incentives.

The performance benchmarks for the AIP are tied to three key components: (1) operating EBITDA performance; (2) operating free cash flow performance; and (3) satisfaction of certain Environment, Health and Safety (EHS) targets. The specific weightings among these three components are 45% for operating EBITDA performance; 45% for operating free cash flow performance; and 10% for EHS targets. A named executive officer’s incentive opportunity is further weighted to reflect the region or regions for which he or she is primarily responsible.

If an executive retires during the course of the year, the executive will be eligible to receive a payout under the plan on a pro-rata basis. Such payout, if any, will be made at the time that it is done for all other employees. If an executive terminates as the result of a company initiated separation that is the result of a position elimination that is not performance related (for example, a layoff, plant closure, restructuring or sale), the employee will be eligible for prorated incentive consideration at the time that consideration is being given to all other employees. In the event of separation on account of resignation (initiated by the employee) or company initiated separation during the performance year, the concerned individual will not be entitled to any AIP for the year unless the separation occurs after the performance year, but before the timing of payout, in which case the executive shall be entitled to consideration at the time that consideration is being given to all other employees, subject to individual performance.

Long-term Incentive Plan (LTIP) — FY 2008 - FY 2010

At its meeting on November 6, 2007, the board approved, in principle, the Novelis Long-Term Incentive Plan (LTIP) — FY 2008 — FY 2010. On January 11, 2008, the board gave its unanimous written consent to the approval of the LTIP. The LTIP is designed to provide a substantial portion of each executive’s total direct compensation opportunity (generally 40% to 60%). Participation in the LTIP aligns the interests of our executives and our shareholder. The opportunity to receive long-term incentive compensation by an executive in a given year is generally determined by reference to the market for long-term incentive compensation among our peer group companies. The Committee is also mindful of long-term incentive awards made in prior years and takes such awards into account in determining the amount of current-year awards.

The Committee considered the use of various forms of long-term awards, but ultimately determined for fiscal year 2008 to issue awards that are cash based awards, which are 80% based on economic profit performance and 20% based on innovation EBITDA performance, currently provided the best link between the interests of executives and our shareholder. For future long-term awards, the Committee will consider all types of awards and will determine at the time of each award the appropriate form of award and performance measures to use.

An executive will be entitled to participate in the LTIP if actively employed no later than March 31, 2008. Employees hired during fiscal 2008, may at the discretion of management and subject to Committee review, participate at a full or prorated level of opportunity. Employees hired after that date will be eligible to participate in any future LTIP plans.

In the event of retirement, death or disability, any earned but unpaid LTIP tranches will be paid at the same time as everyone else receives payment. All unearned amounts will lapse. If an executive is terminated pursuant to a company- initiated separation that is the result of a position elimination that is not performance related (for example a layoff, plant closure, restructuring or sale), if not offered a comparable position that does not require a relocation of 50 miles or more, any earned but unpaid LTIP tranches will be paid at the same time as everyone else receives payment. All unearned amounts will lapse. In the event of separation on account of resignation initiated by the employee, any LTIP amounts earned but not yet paid will lapse and all unearned amounts will lapse.

Outstanding Equity Awards at 2008 Fiscal Year-End

There were no outstanding equity awards at the end of fiscal year-end 2008.

Option Exercises and Stock Vested in 2008

The table below sets forth the information regarding stock options that were exercised or were cancelled and paid out during fiscal 2008 and stock awards that vested or were cancelled and paid out during fiscal 2008.

	Option Awards(1)			Stock Awards(2)
	Number of			Number of
	Shares			Shares
	Acquired		Value Realized	Acquired		Value Realized
	on Exercise or		on Exercise or	on Vesting or		on Vesting or
	Cancellation		Cancellation	Cancellation		Cancellation
Name	(#)		($)	(#)		($)

Edward Blechschmidt	—		—	—		—
Martha Finn Brooks	551,311	(3)	11,724,157	61,700	(4)	2,772,181
Rick Dobson	92,500	(5)	1,794,500	—		—
Steven Fisher	21,770	(6)	422,338	2,850	(7)	128,051
Arnaud de Weert	43,530	(8)	844,482	4,100	(9)	184,213
Kevin Greenawalt	115,032	(10)	2,535,660	18,500	(11)	831,205
Thomas Walpole	74,717	(12)	1,609,661	11,400	(13)	512,202
Antonio Tadeu Coehlo Nardocci	68,767	(14)	1,469,505	17,700	(15)	795,261
David Godsell	79,313	(16)	1,735,559	12,000	(17)	539,160

(1)	Includes Stock Options, Stock Price Appreciation Units and Stock Appreciation Rights. The value received on Stock Options, Stock Price Appreciation Units and Stock Appreciation Rights was computed at $44.93 per share less the actual exercise price underlying the related option award.

(2)	Includes Performance Share Units and Recognition Shares. All Performance Shares Units and Recognition Shares were settled in cash at $44.93 per share.

(3)	Represents 551,311 Stock Options.

(4)	Represents 47,500 Performance Share Units and 14,200 Recognition Shares.

(5)	Represents 92,500 Stock Options.

(6)	Represents 21,770 Stock Options.

(7)	Represents 2,850 Recognition Shares.

(8)	Represents 43,530 Stock Price Appreciation Rights.

(9)	Represents 4,100 Recognition Shares.

(10)	Represents 92,080 Stock Options and 22,952 Stock Price Appreciation Units.

(11)	Represents 14,400 Performance Share Units and 4,100 Recognition Shares.

(12)	Represents 52,690 Stock Options and 22,027 Stock Price Appreciation Units.

(13)	Represents 7,900 Performance Share Units and 3,500 Recognition Shares.

(14)	Represents 36,117 Stock Options and 32,650 Stock Appreciation Rights.

(15)	Represents 14,400 Performance Share Units and 3,300 Recognition Shares.

(16)	Represents 79,313 Stock Options.

(17)	Represents 12,000 Performance Share Units.

Pension Benefits in Fiscal 2008

The table below sets forth information regarding the present value as of March 31, 2008 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified). U.S. executives who were hired on or after January 1, 2005 are not eligible to participate in our defined benefit pension plans.

		Number of	Present	Payments
		Years	Value of	During
		Credited	Accumulated	Last
		Service	Benefit	Fiscal Year
Name	Plan Name(1)	(#)	($)(2)	($)

Martha Finn Brooks	Novelis Pension Plan	5.667	98,171	—
	Novelis SERP	5.667	427,612	—
Rick Dobson	Not eligible	—	—	—
Steven Fisher	Not eligible	—	—	—
Arnaud de Weert	Pensionskasse Alcan Schweiz	1.917	38,453	—
Kevin Greenawalt	Novelis Pension Plan	24.75	513,851	—
	Novelis SERP	24.75	629,473	—
Thomas Walpole	Novelis Pension Plan	28.833	681,903	—
	Novelis SERP	28.833	456,045	—
Antonio Tadeu Coehlo Nardocci	Not eligible	—	—	—
David Godsell	Novelis Pension Plan	27.500	496,233	9,027
	Novelis SERP	27.500	1,248,911	22,719

(1)	See Compensation Discussion and Analysis — Elements of Our Compensation, Employee Benefits for a discussion of these plans.

(2)	See Note 15 to our audited financial statements for the fiscal year ended March 31, 2008, for a discussion of the assumptions used in the calculation of these amounts.

The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65:

	Years of Service
	10	15	20	25	30	35

U.S. Pension Plan	17%	25%	34%	42%	51%	59%
Swiss Pension Scheme	18%	27%	36%	45%	54%	63%

Potential Payments Upon Termination or Change in Control

This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, at March 31, 2008, upon voluntary or involuntary termination of employment. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular pension benefits under our qualified and non-qualified defined benefit plans; normal distribution of account balances under our qualified and non-qualified defined contribution plans; or normal retirement, death or disability benefits.

Messrs. Dobson and Godsell are not shown below because they were not serving as one of our executive officers at the end of fiscal 2008. In lieu of benefits to which they might otherwise have been entitled, they received payments in accordance with the terms of their respective separation agreements described above. In addition, Mr. Blechschmidt is not shown below because he ceased serving as our Acting Chief Executive Officer effective May 15, 2007, and was not entitled to receive any severance-related payment following his resignation.

	Martha Finn Brooks(1)
						Termination by
						us Without
						Cause or by
						Executive for
						Good Reason in
	Voluntary			Termination by		Connection with
	Termination by		Termination by	us Without		Change in		Death or
	Executive		us for Cause	Cause		Control		Disability
Type of Payment	($)		($)	($)		($)		($)

Short-Term Incentive Pay	590,625	(2)	—	590,625	(2)	590,625	(2)	590,625	(2)
Long-Term Incentive Plan	—		—	294,294	(3)	294,294	(3)	294,294	(3)
Severance	—		—	1,012,500	(4)	2,700,000	(5)	—
Retirement plans	—		—	—		295,366	(6)	—
Lump sum cash payment for continuation of health coverage	—		—	—		46,420	(7)	—
Continued group life insurance coverage	—		—	—		4,212	(8)	—
Change in control tax gross-up	—		—	—		—		—
Total	590,625		—	1,897,419		3,930,917		884,919

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $51,923 at March 31, 2008). Ms. Brooks was not eligible for retirement on March 31, 2008.
(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for fiscal 2008 prorated for the period following the acquisition or May 16, 2007 through March 31, 2008.
(3)	This amount represents the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2008.
(4)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.
(5)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.
(6)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2008.
(7)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at March 31, 2008, grossed up for applicable taxes using an assumed tax rate of 40%.

(8)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

	Steven Fisher(1)
						Termination by
						us Without
						Cause or by
						Executive for
						Good Reason in
	Voluntary			Termination by		Connection with
	Termination by		Termination by	us Without		Change in		Death or
	Executive		us for Cause	Cause		Control		Disability
Type of Payment	($)		($)	($)		($)		($)

Short-Term Incentive Pay	229,688	(2)	—	229,688	(2)	229,688	(2)	229,688	(2)
Long-Term Incentive Plan	—		—	63,064	(3)	63,064	(3)	63,064	(3)
Severance	—		—	525,000	(4)	1,225,000	(5)	—
Retirement plans	—		—	—		81,950	(6)	—
Lump sum cash payment for continuation of health coverage	—		—	—		46,420	(7)	—
Continued group life insurance coverage	—		—	—		914	(8)	—
Change in control tax gross-up	—		—	—		—		—
Total	229,688		—	817,752		1,647,036		292,752

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $26,923 at March 31, 2008). Mr. Fisher was not eligible for retirement on March 31, 2008.

(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for fiscal 2008 prorated for the period following the acquisition or May 16, 2007 through March 31, 2008.

(3)	This amount represents the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2008.

(4)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.

(5)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(6)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement.

(7)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at March 31, 2008, grossed up for applicable taxes using an assumed tax rate of 40%.

(8)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

	Arnaud de Weert(1)
						Termination by
						us Without
						Cause or by
						Executive for
						Good Reason in
	Voluntary			Termination by		Connection with
	Termination by		Termination by	us Without		Change in		Death or
	Executive		us for Cause	Cause		Control		Disability
Type of Payment	($)		($)	($)		($)		($)

Short-Term Incentive Pay	358,586	(2)	—	358,586	(2)	358,586	(2)	358,586	(2)
Long-Term Incentive Plan	—		—	63,064	(3)	63,064	(3)	63,064	(3)
Severance	—		—	983,550	(4)	2,131,025	(5)	—
Retirement plans	—		—	—		40,125	(6)	—
Lump sum cash payment for continuation of health coverage	—		—	—		46,420	(7)	—
Change in control tax gross-up	—		—	—		—		—
Total	358,586		—	1,405,200		2,639,220		421,650

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $50,438 at March 31, 2008). Mr. de Weert was not eligible for retirement on March 31, 2008.
(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for fiscal 2008 prorated for the period following the acquisition or May 16, 2007 through March 31, 2008.
(3)	This amount represents the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2008.
(4)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.
(5)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.
(6)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2008.
(7)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at March 31, 2008, grossed up for applicable taxes using an assumed tax rate of 40%.

	Kevin Greenawalt(1)
						Termination by
						us Without
						Cause or by
						Executive for
						Good Reason in
	Voluntary			Termination by		Connection with		Retirement
	Termination by		Termination by	us Without		Change in		Death or
	Executive		us for Cause	Cause		Control		Disability
Type of Payment	($)		($)	($)		($)		($)

Short-Term Incentive Pay	178,500	(2)	—	178,500	(2)	178,500	(2)	178,500	(2)
Long-Term Incentive Plan	—		—	63,064	(3)	63,064	(3)	63,064	(3)
Severance	—		—	510,000	(4)	1,088,000	(5)	—
Retirement plans	—		—	—		258,619	(6)	—
Continued group life insurance coverage	—		—	—		2,815	(7)	—
Change in control tax gross-up	—		—	—		—		—
Total	178,500		—	751,564		1,590,998		241,564

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $26,154 at March 31, 2008). Mr. Greenawalt was eligible for retirement on March 31, 2008.

(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for fiscal 2008 prorated for the period following the acquisition or May 16, 2007 through March 31, 2008.
(3)	This amount represents the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2008.
(4)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.
(5)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.
(6)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2008.
(7)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

	Thomas Walpole(1)
						Termination by
						us Without
						Cause or by
						Executive for
						Good Reason in
	Voluntary			Termination by		Connection with		Retirement
	Termination by		Termination by	us Without		Change in		Death or
	Executive		us for Cause	Cause		Control		Disability
Type of Payment	($)		($)	($)		($)		($)

Short-Term Incentive Pay	129,938	(2)	—	129,938	(2)	129,938	(2)	129,938	(2)
Long-Term Incentive Plan	—		—	45,546	(3)	45,546	(3)	45,546	(3)
Severance	—		—	405,000	(4)	837,000	(5)	—
Retirement plans	—		—	—		236,350	(6)	—
Continued group life insurance coverage	—		—	—		2,048	(7)	—
Change in control tax gross-up	—		—	—		—		—
Total	129,938		—	580,484		1,250,882		175,484

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $20,769 at March 31, 2008). Mr. Walpole was eligible for retirement on March 31, 2008.

(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for fiscal 2008 prorated for the period following the acquisition or May 16, 2007 through March 31, 2008.

(3)	This amount represents the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2008.

(4)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.

(5)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(6)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2008.

(7)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

	Antonio Tadeu Coehlo Nardocci(1)
						Termination by
						us Without
						Cause or by
						Executive for
						Good Reason in
	Voluntary			Termination by		Connection with		Retirement
	Termination by		Termination by	us Without		Change in		Death or
	Executive		us for Cause	Cause		Control		Disability
Type of Payment	($)		($)	($)		($)		($)

Short-Term Incentive Pay	184,432	(2)	—	184,432	(2)	184,432	(2)	184,432	(2)
Long-Term Incentive Plan	—		—	45,546	(3)	45,546	(3)	45,546	(3)
Severance	—		—	526,949	(4)	1,124,157	(5)	—
Retirement plans	—		—	—		171,818	(6)	—
Continued group life insurance coverage	—		—	—		4,126	(7)	—
Change in control tax gross-up	—		—	—		—		—
Total	184,432		—	756,927		1,530,079		229,978

(1)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $27,023 at March 31, 2008). Mr. Nardocci was eligible for retirement on March 31, 2008.

(2)	This amount represents 100% of the executive’s target short-term incentive opportunity for fiscal 2008 prorated for the period following the acquisition or May 16, 2007 through March 31, 2008.

(3)	This amount represents the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2008.

(4)	This amount is equal to 150% of executive’s annual base salary and would be paid pursuant to the executive’s Recognition Agreement.

(5)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(6)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement.

(7)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at March 31, 2008, grossed up for applicable taxes using an assumed tax rate of 40%.

Director Compensation — for Directors for the Period April 1, 2007 through May 15, 2007

Prior to the closing of the Hindalco acquisition of our shares on May 15, 2007, our board of directors consisted of the directors identified below. Concurrent with the closing, each of these directors tendered his or her resignation, with the exception of J. Chandran. Prior to closing, the Chairman of our board of directors was entitled to receive compensation equal to $250,000 per year, and the Chair of our Audit Committee was entitled to receive $175,000 per year. Each of our other non-executive directors was entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if he is a member of our Audit Committee. Directors’ fees were paid in quarterly installments.

Because at least one half of our non-executive directors’ compensation was paid in Director Deferred Share Units (DDSUs), our non-executive directors are not required to own a specific amount of our shares. A director could not redeem the accumulated DDSUs until he or she ceased to be a member of our board of directors.

Our board of directors believed that compensation in the form of DDSUs, together with the requirement that our non-executive directors retain all DDSUs until they cease to be a director, helped to align the interests of our non-executive directors with those of our shareholders.

The number of DDSUs that were credited to the account of a non-executive director each quarter was determined by dividing the quarterly amount payable in DDSUs, by the average closing prices of our common shares on the Toronto (adjusted for the noon exchange rate) and New York stock exchanges on the last five trading days of the quarter. Additional DDSUs were credited to each non-executive director in an amount equal to the dividends declared on our common shares. The DDSUs were redeemable in cash, our common shares or a combination thereof, at the election of the director. The amount to be paid by us upon redemption was calculated by multiplying the accumulated balance of DDSUs by the average closing prices of our common shares on the Toronto (adjusted for the noon exchange rate) and New York stock exchanges on the last five trading days prior to the redemption date.

Our non-executive directors were also entitled to reimbursement for transportation, lodging and other expenses incurred in attending meetings of our board of directors and meetings of committees of our board of directors. Our non-executive directors who are not Canadian residents are entitled to reimbursement for tax advice related to director compensation.

The table below sets forth the compensation received by our non-employee directors during April 1, 2007 through May 15, 2007.

	Fees Earned
	or Paid	Stock	All Other
	in Cash	Awards	Compensation	Total
Name	($)	(#)	($)	($)

Edward A. Blechschmidt	—	418.3064	—	18,750
Charles G. Cavell	9,375	209.1532	—	18,750
Clarence J. Chandran	—	418.3064	—	18,750
C. Roberto Cordaro	9,688	216.1250	—	19,375
Helmut Eschwey	9,375	209.1532	—	18,750
David J. Fitzpatrick	9,688	216.1250	—	19,375
Suzanne Labarge	10,938	244.0121	—	21,875
Patrick J. Monahan	9,375	209.1532	—	18,750
William T. Monahan	15,625	348.5887	—	31,250
Sheldon Plener	9,375	209.1532	—	18,750
Rudolf Rupprecht	9,375	209.1532	—	18,750
Kevin Twomey	9,688	216.1250	—	19,375
Edward V. Yang	9,375	209.1532	—	18,750

The table below summarizes the consideration that each of our directors received for their DDSUs pursuant to the acquisition in connection with the cancellation of their DDSUs.

	April 1
	to May 15,
	2007 Deferred	Aggregate	Aggregate
	Share Unit	Deferred	Deferred
	Awards	Share Units	Share Units
Name	(#)	(#)	($)

Edward A. Blechschmidt	418.3064	4,465.8225	200,649
Charles G. Cavell	209.1532	7,543.4209	338,926
Clarence J. Chandran	418.3064	14,711.8938	661,005
C. Roberto Cordaro	216.1250	7,377.0961	331,453
Helmut Eschwey	209.1532	7,355.9473	330,503
David J. Fitzpatrick	216.1250	6,994.3002	314,254
Suzanne Labarge	244.0121	8,581.9382	385,586
Patrick J. Monahan	209.1532	776.2344	34,876
William T. Monahan	348.5887	9,160.9806	411,603
Sheldon Plener	209.1532	776.2344	34,876
Rudolf Rupprecht	209.1532	7,543.4209	338,926
Kevin Twomey	216.1250	2,547.3637	114,453
Edward V. Yang	209.1532	7,543.4209	338,926

Director Compensation — for Directors for the Period May 16, 2007 through March 31, 2008

Following the closing of the Hindalco acquisition, Hindalco appointed a new board of directors, effective immediately following the closing on May 15, 2007. The Chair of our Board of Directors is entitled to receive compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if he is a member of our Audit Committee. Directors’ fees are paid in quarterly installments.

The table below sets forth the total compensation received by our non-employee directors during May 16, 2007 to March 31, 2008.

Fees Earned
or Paid in Cash
Name	($)

Kumar Mangalam Birla	218,750
Debnarayan Bhattacharya	135,625
Askaran K. Agarwala	131,250
Clarence J. Chandran	135,625
Donald A. Stewart	153,125

Compensation Committee Interlocks and Insider Participation

In fiscal 2008, only Independent Directors served on the Committee. Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. Debnarayan Bhattacharya and Mr. Askaran Agarwala. No member of our Committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K. During fiscal 2008, none of our executive officers served as:

•	a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Committee;

•	a director of another entity, one of whose executive officers served on our Committee; or

•	a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (the Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 2 — Acquisition of Novelis Common Stock to our accompanying consolidated and combined financial statements).

Subsequent to completion of the Arrangement on May 15, 2007, all of our common shares were indirectly held by Hindalco.

Item 13.	Certain Relationships and Related Transactions and Director Independence

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing the terms of our Code of Conduct for the Board of Directors and Senior Managers, which includes disclosure requirements applicable to our senior managers and our directors relating to conflicts of interest. Accordingly, the Audit Committee is responsible for reviewing and approving the terms and conditions of all transactions that involve the Company, one of our directors or executive officers or any of their immediate family members. Although we have not entered into any such transactions since January 1, 2007 that meet the requirements for disclosure in this Annual Report on Form 10-K, if there were to be such a transaction, we would need the approval of our Audit Committee prior to entering into such transaction.

See Item 10. “Directors, Executive Officers and Corporate Governance — Board of Directors and Corporate Governance Matters” for additional information regarding the independence of our Board of Directors.

We maintain various policies and procedures that govern related party transactions. First, pursuant to our Code of Conduct for the Board of Directors and Senior Managers, senior managers and directors of the Company (a) must avoid any action that creates or appears to create, a conflict of interest between their own interest and the interest of the Company, (b) cannot usurp corporate opportunities, and (c) must deal fairly with third parties. This policy is available on our website at www.novelis.com. In addition, we have enacted procedures to monitor related party transactions by (x) identifying possible related parties through questions in our director and officer questionnaires, (y) determining whether we receive payments from or make payments to any of the identified related parties, and (z) if we determine payments are made or received, researching the nature of the interactions between the Company and the related parties and ensuring that the related person does not have an interest in the transaction with the related party. Since January 1, 2007, none of our executive officers or directors has entered into a related party transaction that required disclosure under the SEC’s rules.

Item 14.	Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005.

The following fees were paid to PricewaterhouseCoopers LLP for services rendered during the periods from (1) January 1, 2007 through March 31, 2007; (2) April 1, 2007 through May 15, 2007; (3) May 16, 2007 through March 31, 2008 and (4) the fiscal year ended December 31, 2006:

•	Audit fees: $8,203,000 (for the periods from January 1, 2007 through March 31, 2007, April 1, 2007 through May 15, 2007, and May 16, 2007 through March 31, 2008) and $13,597,000 (for the fiscal year ended December 31, 2006) for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.

•	Audit-Related Fees: $176,000 (for the period from May 15, 2007 through March 31, 2008) related to consultations concerning anticipated transactions.

•	Tax Fees: $602,000 (for the period from May 15, 2007 through March 31, 2008) related to a transfer pricing study.

•	All Other Fees: $4,500 (for the periods from January 1, 2007 through March 31, 2007, April 1, 2007 through May 15, 2007, and May 16, 2007 through March 31, 2008) and $14,000 (for the fiscal year ended December 31, 2006) for fees related to an on-line research tool.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statement Schedules

None.

2.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to our Form 10 filed on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 30, 2005 (File No. 001-32312))
4.2	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 13, 2007 (File No. 001-32312))
4.3	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Form 10 filed on December 27, 2004 (File No. 001-32312))
4.4	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Form S-4 filed on August 3, 2005 (File No. 333-127139))
4.6	Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))

Exhibit
No.		Description

10.1		$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.2		$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., As Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.3		Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.4		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.5		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10	.6**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot
10	.7**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility
10	.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America
10	.9**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe
10	.10*	Letter Agreement between Novelis Inc. and Edward A. Blechschmidt dated as of January 16, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 19, 2007 (File No. 001-32312))
10	.11*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.33 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))

Exhibit
No.		Description

10	.12*	Employment Letter, dated June 23, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.13*	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.14*	Employment Arrangement between Steven Fisher and Novelis Inc. as described in the Form 8-K and Form 8-K/A filed on May 21, 2007 and August 15, 2007, respectively (incorporated by reference to our Form 8-K filed on May 21, 2007 and our Form 8-K/A filed on August 15, 2007 (File No. 001-32312))
10	.15*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.16*	Employment Agreement of Antonio Tadeu Coelho Nardocci dated as of November 8, 2004
10	.17*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 3, 2006 (File No. 001-32312))
10	.18*	Letter Agreement between Novelis Inc. and David Godsell dated as of November 10, 2004 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.19*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.20*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.21*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.22*	Form of Amendment to Recognition Agreements (incorporated by reference to Exhibit 10.1 of our Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.23*	Form of SAR Award (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.24*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.25*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.26*	Form of Novelis Long-Term Incentive Plan for Fiscal 2008-2010
10	.27*	Separation and Release Agreement between Novelis Inc. and Rick Dobson dated August 15, 2007
10	.28*	Agreement Regarding Termination of Employment between Novelis Inc. and David Godsell dated as of November 12, 2007
10	.29*	Separation and Release Agreement between Novelis Inc. and David Godsell dated November 12, 2007
10.30		Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007)
10.31		Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007(File No. 001-32312))
10	.32*	Form of Amended and Restated Novelis Founders Performance Awards Plan dated March 14, 2006 (incorporated by reference to Exhibit 10.7 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))

Exhibit
No.		Description

10	.33*	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to our Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.34*	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 21, 2006 (File No. 001-32312))
10	.35*	Novelis Founders Performance Award Notification for Kevin Greenawalt dated March 31, 2005
10	.36*	Novelis Founders Performance Award Notification for Thomas Walpole dated March 31, 2005
10	.37*	Novelis Founders Performance Award Notification for Tadeu Nardocci dated March 31, 2005
10	.38*	Novelis Founders Performance Award Notification for David Godsell dated March 31, 2005
10	.39*	Form of Novelis Annual Incentive Plan for 2007 – 2008
11.1		Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data — Note 19 — Earnings per Share to the Consolidated and Combined Financial Statements. (File No. 001-32312))
21.1		List of subsidiaries of Novelis Inc.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.

By	/s/ Martha Finn Brooks
Name:     Martha Finn Brooks

Title:	President and Chief Operating Officer

Date: June 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martha Finn Brooks Martha Finn Brooks	(Principal Executive Officer)	Date: June 19, 2008

/s/ Steven Fisher Steven Fisher	(Principal Financial Officer)	Date: June 19, 2008

/s/ Jeffrey Schwaneke Jeffrey Schwaneke	(Principal Accounting Officer)	Date: June 19, 2008

/s/ Kumar Mangalam Birla Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: June 19, 2008

/s/ Askaran Agarwala Askaran Agarwala	(Director)	Date: June 19, 2008

/s/ Debnarayan Bhattacharya Debnarayan Bhattacharya	(Director)	Date: June 19, 2008

/s/ Clarence J. Chandran Clarence J. Chandran	(Director)	Date: June 19, 2008

/s/ Donald A. Stewart Donald A. Stewart	(Director)	Date: June 19, 2008

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to our Form 10 filed on November 17, 2004 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Form 10-K filed on March 30, 2005 (File No. 001-32312))
4.2	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 13, 2007 (File No. 001-32312))
4.3	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Form 10 filed on December 27, 2004 (File No. 001-32312))
4.4	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Form S-4 filed on August 3, 2005 (File No. 333-127139))
4.6	Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))
10.1	$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.2	$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., As Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.3	Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)

Exhibit
No.		Description

10.4		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10.5		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007 filed on November 9, 2007) (File No. 001-32312)
10	.6**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot
10	.7**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility
10	.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America
10	.9**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe
10	.10*	Letter Agreement between Novelis Inc. and Edward A. Blechschmidt dated as of January 16, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 19, 2007) (File No. 001-32312)
10	.11*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.33 to the Form 10 filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.12*	Employment Letter, dated June 23, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.13*	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed on August 25, 2006 (File No. 001-32312))
10	.14*	Employment Arrangement between Steven Fisher and Novelis Inc. as described in the Form 8-K and Form 8-K/A filed on May 21, 2007 and August 15, 2007, respectively (incorporated by reference to our Form 8-K filed on May 21, 2007 and our Form 8-K/A filed on August 15, 2007 (File No. 001-32312))
10	.15*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.16*	Employment Agreement of Antonio Tadeu Coelho Nardocci dated as of November 8, 2004
10	.17*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 3, 2006 (File No. 001-32312))
10	.18*	Letter Agreement between Novelis Inc. and David Godsell dated as of November 10, 2004 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.19*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.20*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.21*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to our Form 8-K filed on September 27, 2006 (File No. 001-32312))

Exhibit
No.		Description

10	.22*	Form of Amendment to Recognition Agreements (incorporated by reference to Exhibit 10.1 of our Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.23*	Form of SAR Award (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.24*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.25*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.26*	Form of Novelis Long-Term Incentive Plan for Fiscal 2008-2010
10	.27*	Separation and Release Agreement between Novelis Inc. and Rick Dobson dated August 15, 2007
10	.28*	Agreement Regarding Termination of Employment between Novelis Inc. and David Godsell dated as of November 12, 2007
10	.29*	Separation and Release Agreement between Novelis Inc. and David Godsell dated November 12, 2007
10.30		Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007)
10.31		Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007(File No. 001-32312))
10	.32*	Form of Amended and Restated Novelis Founders Performance Awards Plan dated March 14, 2006 (incorporated by reference to Exhibit 10.7 to our Form 8-K filed on March 20, 2006 (File No. 001-32312))
10	.33*	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to our Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.34*	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 21, 2006 (File No. 001-32312))
10	.35*	Novelis Founders Performance Award Notification for Kevin Greenawalt dated March 31, 2005
10	.36*	Novelis Founders Performance Award Notification for Thomas Walpole dated March 31, 2005
10	.37*	Novelis Founders Performance Award Notification for Tadeu Nardocci dated March 31, 2005
10	.38*	Novelis Founders Performance Award Notification for David Godsell dated March 31, 2005
10	.39*	Form of Novelis Annual Incentive Plan for 2007 – 2008
11.1		Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data — Note 19 — Earnings per Share to the Consolidated and Combined Financial Statements. (File No. 001-32312))
21.1		List of subsidiaries of Novelis Inc.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.