Form 10-K/A
period 2008-03-31
Novelis Inc.
filed 2008-08-12
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one) (Do not check if a smaller reporting company):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 31, 2008, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K dated August 1, 2008, our management and the audit committee of our Board of Directors have determined that our consolidated financial statements for periods subsequent to our acquisition by Hindalco, Ltd. on May 15, 2007, including the period from May 16, 2007 through March 31, 2008, the period from May 16, 2007 through June 30, 2007, the three months ended September 30, 2007 and the period from May 16, 2007 through September 30, 2007, and the three months ended December 31, 2007 and the period May 16, 2007 through December 31, 2007 (collectively the “Successor Periods”) should no longer be relied upon.

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ending March 31, 2008 (the “2008 Form 10-K”) restates the financial information in Item 8 of the 2008 Form 10-K (including corrections to the unaudited quarterly financial data for fiscal year 2008 in Note 22 — Quarterly Results) to reflect non-cash accounting adjustments to correct errors in our application of purchase accounting for an equity method investment which led to a misstatement of our provision for income taxes. The Company has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate, and therefore were corrected in the period in which they were identified.

All applicable amounts relating to this restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated and combined financial statements in this amended Form 10-K/A. For discussion of the individual restatement adjustments, see Item 8. Financial Statements and Supplementary Data — Note 2 — Restatement of Financial Statements. Additionally, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the convenience of the reader, this Form 10-K/A sets forth the 2008 Form 10-K in its entirety. However, this Form 10-K/A only amends and restates certain information in Items 1 and 1A of Part I, Items 6, 7, 8, and 9A of Part II and Item 15 of Part IV of the 2008 Form 10-K, and no other items in the 2008 Form 10-K are amended hereby. Except for the amended and restated information described above, the foregoing items have not been updated to reflect events occurring after the filing date of the 2008 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission (SEC) on and after the filing of the 2008 Form 10-K. Pursuant to the rules of the SEC, Item 15 of Part IV of the 2008 Form 10-K has been amended to contain currently-dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as expressly stated or where the context requires otherwise, the information in this Amendment generally speaks as of June 19, 2008, the date on which the 2008 Form 10-K was filed with the SEC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects under the headings “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K/A include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance; our metal price ceiling exposure; the effectiveness of our hedging programs and controls; and our future borrowing availability. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In this Annual Report on Form 10-K/A, unless otherwise specified, the terms “we,” “our,” “us,” “Company,” “Novelis” and “Novelis Group” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act (CBCA) and its subsidiaries. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, Rio Tinto Group purchased all of the outstanding shares of Alcan, Inc. References herein to “Alcan” refer to Rio Tinto Alcan Inc.

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

Restatement

The Company has restated its consolidated financial statements as of March 31, 2008 and for the period from May 16, 2007 through March 31, 2008 to reflect non-cash accounting adjustments to correct errors in our application of purchase accounting for an equity method investment which led to a misstatement of our provision for income taxes. The Company has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments that were previously identified but deemed not to be material by management, either individually or in the aggregate, and therefore were corrected in the period in which they were identified. See Note 2 — Restatement of Financial Statements in the accompanying consolidated and combined financial statements for further information.

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

Acquisition of Novelis Common Stock and Predecessor and Successor Reporting

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (the Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements).

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

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, we changed our segment performance measure to Segment Income, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Note 21 — Segment, Geographical Area and Major Customer Information in the accompanying consolidated and combined financial statements. As a result, certain prior period amounts have been reclassified to conform to the new segment performance measure.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying consolidated and combined financial statements.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying consolidated and combined statements of operations, changes in the fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in Net income (loss) in (Gain) loss on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e., realized) during that period.

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

Adjustment to Eliminate Proportional Consolidation.  The financial information for our segments includes the assets and results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under accounting principles generally accepted in the United States (GAAP), these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the GAAP-based measure, we must remove our proportional share of each line item that we included in the segment amounts. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions in the accompanying consolidated and combined financial statements for further information about these non-consolidated affiliates.

For a discussion of Segment Income and a reconciliation of Segment Income to Net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K/A and Note 21 — Segment, Geographical Area and Major Customer Information in the accompanying consolidated and combined financial statements.

The tables below show selected segment financial and operating information. Rolled products shipments include conversion of customer-owned metal (tolling) (all amounts in millions, except shipments, which are in kt).

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
North America
Net sales	$3,655	$446	$925	$3,691	$3,265
Intersegment sales	9	—	—	2	2
Segment Income (Loss)	266	(24)	(17)	20	193
Total shipments	1,032	134	286	1,229	1,194
Rolled product shipments	974	128	268	1,156	1,119

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Europe
Net sales	$3,828	$510	$1,057	$3,620	$3,093
Intersegment sales	3	—	1	5	31
Segment Income	241	32	85	245	195
Total shipments	974	132	287	1,073	1,081
Rolled product shipments	940	131	282	1,055	1,009

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Asia
Net sales	$1,602	$216	$413	$1,692	$1,391
Intersegment sales	10	1	3	15	8
Segment Income	46	6	16	82	106
Total shipments	471	59	117	516	524
Rolled product shipments	437	54	107	471	483

			Three
	May 16, 2007	April 1, 2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
South America
Net sales	$885	$109	$235	$863	$630
Intersegment sales	27	7	12	50	41
Segment Income	143	18	57	165	112
Total shipments	310	38	82	305	288
Rolled product shipments	289	35	75	278	261

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total

March 31, 2008 (Successor) (Restated)	$3,888	$4,171	$1,081	$1,478	$(199)	$263	$10,682

March 31, 2007 (Predecessor)	1,566	2,543	1,110	821	(114)	44	5,970
December 31, 2006 (Predecessor)	1,476	2,474	1,078	821	(117)	60	5,792
December 31, 2005 (Predecessor)	1,547	2,139	1,002	790	(85)	83	5,476

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

We have highly automated, flexible and advanced manufacturing capabilities in operating facilities around the globe. In addition to the aluminum rolled products plants, our South America segment operates bauxite mining, alumina refining, hydro-electric power plants and smelting facilities. We believe our facilities have the assets required for efficient production and are well managed and maintained. For a further discussion of financial information by geographic area, refer to Note 21 — Segment, Geographical Area and Major Customer Information to our consolidated and combined financial statements.

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

The $12 million increase in our research development costs from $40 million for the year ended December 31, 2006 to $52 million for the combined period from April 1, 2007 through March 31, 2008, was due in part to the accounting associated with our acquisition by Hindalco (see Note 1 — Business and Summary of Significant Accounting Policies and Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements). Subsequent to the Arrangement, we recorded a charge of $9 million for the estimated value of acquired in-process research and development projects that had not yet reached technological feasibility.

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

On June 14, 2007, Hindalco, AV Metals Inc. (Acquisition Sub), AV Aluminum Inc. and AV Minerals (Netherlands) B.V., (the parent company of Acquisition Sub) and directly held wholly-owned subsidiary of Hindalco, jointly delivered to Alcan the requisite change in control undertaking described above.

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

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the SEC. We make these filings available on our website free of charge, the URL of which is http://www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K/A.

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

1. Alignment with Hindalco’s management policies including, but not limited to, internal controls, risk management policies, management information systems, capital expenditure policies, corporate governance policies and reporting procedures;

2. The need to coordinate geographically dispersed organizations and integrate different corporate cultures and management philosophies;

3. Integration of information technology and financial control systems; and

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

If we fail to establish and maintain effective internal control over financial reporting, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely manner (Restated).

In conjunction with this amended Annual Report on Form 10-K/A for the year ended March 31, 2008 and under the authorization and direction of our Audit Committee, management has reassessed the effectiveness of the Company’s internal control over financial reporting and determined that (a) the material weakness relating to our accounting for income taxes remains remediated and (b) a new material weakness relating to the application of purchase accounting for an equity method investee including related income tax accounts has been identified.

This new material weakness in our internal control over financial reporting led to the restatement of our consolidated financial statements as of March 31, 2008 and for the period May 16, 2007 through March 31, 2008. We cannot be certain that any remedial measures we take will ensure that we implement and maintain effective internal control over financial reporting in the future. Any failure to implement new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In particular, if the material weakness described above is not remediated, it could result in a misstatement of our accounts and disclosures that could result in a material misstatement to our annual or interim consolidated financial statements in future periods that would not be prevented or detected. For further discussion of our disclosure controls and procedures and internal control over financial reporting, see “Item 9A. Controls and Procedures.”

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

You should read the following selected financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements included in this Annual Report on Form 10-K/A.

Background

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements). As a result of the Arrangement, Acquisition Sub acquired all of the Company’s outstanding common shares at a price of $44.93 per share, and all outstanding stock options and other equity incentives were terminated in exchange for cash payments. The aggregate purchase price for the Company’s common shares was $3.4 billion and immediately following the Arrangement, the common shares of the Company were transferred from Acquisition Sub to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum). Hindalco also assumed $2.8 billion of Novelis’ debt for a total transaction value of $6.2 billion.

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

RESTATEMENT

The Company has restated its consolidated financial statements as of March 31, 2008 and for the period from May 16, 2007 through March 31, 2008 to reflect non-cash accounting adjustments to correct errors in our application of purchase accounting for an equity method investment which led to a misstatement of our provision for income taxes. The Company has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments that were previously identified but deemed not to be material by management, either individually or in the aggregate, and therefore were corrected in the period in which they were identified. See Note 2 — Restatement of Financial Statements in the accompanying consolidated and combined financial statements for further information.

Basis of Presentation

The data presented below is derived from the following audited financial statements of the Company which are included elsewhere in this Annual Report on Form 10-K/A:

•	our consolidated statements of operations for:

•	the periods from May 16, 2007 through March 31, 2008 (as restated) and from April 1, 2007 through May 15, 2007;

•	the three months ended March 31, 2007; and

•	the year ended December 31, 2006;

•	our consolidated and combined statement of operations for the year ended December 31, 2005 and

•	our consolidated balance sheets as of March 31, 2008 (as restated) and 2007.

The data presented below is also derived from the following audited financial statements of the Company which are not included in this Annual Report on Form 10-K/A:

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

	May 16,	April 1,	Three
	2007	2007	Months
	Through	Through	Ended
	March 31,	May 15,	March 31,	Year Ended December 31,
	2008	2007	2007	2006	2005	2004	2003
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales	$9,965	$1,281	$2,630	$9,849	$8,363	$7,755	$6,221
Net income (loss)	$(20)	$(97)	$(64)	$(275)	$90	$55	$157
Dividends per common share	$—	$—	$—	$0.20	$0.36	$—	$—

	As of	As of
	March 31,	March 31,	As of December 31,
	2008	2007	2006	2005	2004	2003
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Total assets	$10,682	$5,970	$5,792	$5,476	$5,954	$6,316
Long-term debt (including current portion)	$2,575	$2,300	$2,302	$2,603	$2,737	$1,659
Short-term borrowings	$115	$245	$133	$27	$541	$964
Cash and cash equivalents	$326	$128	$73	$100	$31	$27
Shareholders’/invested equity	$3,523	$175	$195	$433	$555	$1,974

As described more fully in Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements, the consideration paid by Hindalco to acquire Novelis has been pushed down to us and allocated to the assets acquired and liabilities assumed based on our estimates of fair value, using methodologies and assumptions that we believe are reasonable. This allocation of fair value results in additional charges or income to our post-acquisition consolidated statements of operations.

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

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided as a supplement to, and should be read in conjunction with, our consolidated and combined financial statements and the accompanying notes included in this Annual Report on Form 10-K/A for a more complete understanding of our financial condition and results of operations. The MD&A includes the following sections:

•	Restatement;

•	General;

•	Acquisition of Novelis Common Stock and Predecessor and Successor Reporting; and

•	Change in Fiscal Year End

•	Note Regarding Combined Results of Operations and Selected Financial and Operating Information Due to our Acquisition by Hindalco;

•	Highlights;

•	Our Business:

•	Business Model and Key Concepts;

•	Challenges;

•	Key Trends and Business Outlook; and

•	Spin-off from Alcan, Inc. (Alcan) (in October 2007, the Rio Tinto Group purchased all of the outstanding shares of Alcan, our former parent, and was renamed Rio Tinto Alcan).

•	Operations and Segment Review — an analysis of our consolidated and combined results of operations, on both a consolidated and combined and on a segment basis;

•	Liquidity and Capital Resources — an analysis of the effect of our operating, financing and investing activities on our liquidity and capital resources;

•	Off-Balance Sheet Arrangements — a discussion of such commitments and arrangements;

•	Contractual Obligations — a summary of our aggregate contractual obligations;

•	Dividends — our dividend history;

•	Environment, Health and Safety — our mission and commitment to environment, health and safety management;

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require significant judgments and estimates; and

•	Recently Issued Accounting Standards — a summary and discussion of our plans for the adoption of new accounting standards relevant to us.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report on Form 10-K/A, particularly in “Special Note Regarding Forward-Looking Statements and Market Data” and “Risk Factors.”

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. References herein to “Alcan” refer to Rio Tinto Alcan Inc.

RESTATEMENT

The Company has restated its consolidated financial statements as of March 31, 2008 and for the period from May 16, 2007 through March 31, 2008 to reflect non-cash accounting adjustments to correct errors in our application of purchase accounting for an equity method investment which led to a misstatement of our provision for income taxes. The Company has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments that were previously identified but deemed not to be material by management, either individually or in the aggregate, and therefore were corrected in the period in which they were identified. See Note 2 — Restatement of Financial Statements in the accompanying consolidated and combined financial statements for further information.

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

Acquisition of Novelis Common Stock and Predecessor and Successor Reporting

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements). As a result of the Arrangement, Acquisition Sub acquired all of the Company’s outstanding common shares at a price of $44.93 per share, and all outstanding stock options and other equity incentives were terminated in exchange for cash payments. The aggregate purchase price for the Company’s common shares was $3.4 billion and immediately following the Arrangement, the common shares of the Company were transferred from Acquisition Sub to its wholly-owned subsidiary AV Aluminum Inc. (AV Aluminum). Hindalco also assumed $2.8 billion of Novelis’ debt for a total transaction value of $6.2 billion.

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

Throughout MD&A, data for all periods except as of and for the year ended March 31, 2007, are derived from our audited consolidated and combined financial statements included in this Annual Report on Form 10-K/A. All data as of and for the year ended March 31, 2007 are derived from our unaudited condensed consolidated financial statements included in our transition period ended March 31, 2007 and our Quarterly Report on Form 10-Q for the period ended December 31, 2007.

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

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31, 2008	May 15, 2007	March 31, 2008
	Successor	Predecessor	Combined
Combined Shipments:
Shipments (kt)(A):
Rolled products(B)	2,640	348	2,988
Ingot products(C)	147	15	162

Total shipments	2,787	363	3,150

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil, foundry products in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum.

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31, 2008	May 15, 2007	March 31, 2008
	(Restated)		(Restated)
	Successor	Predecessor	Combined
Combined Results of Operations ($ in millions):
Net sales	$9,965	$1,281	$11,246

Cost of goods sold (exclusive of depreciation and amortization shown below)	9,042	1,205	10,247
Selling, general and administrative expenses	319	95	414
Depreciation and amortization	375	28	403
Research and development expenses	46	6	52
Interest expense and amortization of debt issuance costs — net	173	26	199
(Gain) loss on change in fair value of derivative instruments — net	(22)	(20)	(42)
Equity in net (income) loss of non-consolidated affiliates	(25)	(1)	(26)
Sale transaction fees	—	32	32
Other (income) expenses — net	—	4	4

	9,908	1,375	11,283

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	57	(94)	(37)
Provision (benefit) for taxes on income (loss)	73	4	77

Income (loss) before minority interests’ share	(16)	(98)	(114)
Minority interests’ share	(4)	1	(3)

Net income (loss)	$(20)	$(97)	$(117)

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the years ended March 31, 2008 and 2007; and December 31, 2006 and 2005 are presented briefly below. Each is discussed in further detail throughout MD&A.

•	Shipments and selected financial information are as follows (in millions, except shipments, which are in kt):

	Year Ended
	March 31,		December 31,
	2008	2007	2006	2005
	(Restated)
	Combined	Predecessor	Predecessor

Shipments (kt):
Rolled products	2,988	2,951	2,960	2,873
Ingot products	162	162	163	214

Total shipments	3,150	3,113	3,123	3,087

Net sales	$11,246	$10,160	$9,849	$8,363
Net income (loss)	$(117)	$(265)	$(275)	$90
Net increase (decrease) in total debt(A)	$82	$18	$(195)	$(321)

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

•	During the years ended March 31, 2008 and 2007; December 31, 2006 and 2005, we recognized pre-tax gains of $42 million and $39 million; $63 million and $269 million, respectively, related to the change in fair value of derivative instruments. For segment reporting purposes, Segment Income (defined in Operating Segment Review below) includes approximately $32 million and $228 million; $249 million and $83 million of cash-settled derivative gains for the years ended March 31, 2008 and 2007; December 31, 2006 and 2005, respectively.

•	Compared to the year ended March 31, 2007, our net loss for the year ended March 31, 2008 was impacted by $43 million of incremental stock compensation expense associated with the Arrangement and $21 million of incremental income associated with push-down accounting and the allocation of purchase price.

•	As of March 31, 2008, our total debt increased by $82 million from the prior year (excluding unamortized fair value adjustments recorded as part of the acquisition by Hindalco). The increase in debt was driven primarily by costs associated with or triggered by the Arrangement that were in excess of the additional $92 million of equity contributed by Hindalco as well as increased cash and cash equivalents as compared to the prior year by $198 million.

•	As described more fully in Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements, the consideration paid by Hindalco to acquire Novelis has been pushed down to us and allocated to the assets acquired and liabilities assumed based on our estimates of fair value, using methodologies and assumptions that we believe are reasonable. This allocation of fair value results in additional charges or income to our post-acquisition consolidated

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

Hindalco Integration

Following the acquisition by Hindalco, we continued to manage our business as a stand-alone company during fiscal 2008 in much the same manner as when our common equity was publicly held. More recently, we have begun to define the scope of our management authority in the context of our being owned by an integrated primary producer of aluminum. Specifically, we are working with Hindalco to define the appropriate level of our management autonomy; align our corporate cultures, management philosophies, strategic plans, and policies; integrate our information technology and financial control systems; and hire and retain key personnel. While we expect to be successful in this undertaking, we recognize that the integration process with Hindalco will require substantial management time and energy.

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

For the year ended March 31, 2008, we incurred a net loss of $117 million due primarily to the impact of the metal price ceilings, increased depreciation and amortization as a result of our acquisition by Hindalco and sale transaction fees, the last of which caused us to incur higher than normal corporate costs. We believe that our operating results will improve in fiscal 2009 primarily because (1) strong demand in South America and Asia, (2) additional conversion premium improvements and favorable mix, and (3) reduced general and administrative costs as compared to the fiscal year 2008 as a result of the transaction.

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

					Percent Change
					Year Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

Shipments (kt):
Rolled products, including tolling (the conversion of customer-owned metal)	2,988	2,951	2,960	2,873	1.3%	3.0%
Ingot products, including primary and secondary ingot and recyclable aluminum	162	162	163	214	—%	(23.8)%

Total shipments	3,150	3,113	3,123	3,087	1.2%	1.2%

					Percent Change
					Year Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	(Restated)				(Restated)
	Combined	Predecessor	Predecessor

Results of Operations ($ in millions):
Net sales	$11,246	$10,160	$9,849	$8,363	10.7%	17.8%
Cost of goods sold (exclusive of depreciation and amortization shown below)	10,247	9,629	9,317	7,570	6.4%	23.1%
Selling, general and administrative expenses	414	417	410	352	(0.7)%	16.5%
Depreciation and amortization	403	233	233	230	73.0%	1.3%
Research and development expenses	52	39	40	41	33.3%	(2.4)%
Interest expense and amortization of debt issuance costs — net	199	208	206	194	(4.3)%	6.2%
(Gain) loss on change in fair value of derivative instruments — net	(42)	(39)	(63)	(269)	7.7%	(76.6)%
Equity in net (income) loss of non-consolidated affiliates	(26)	(16)	(16)	(6)	62.5%	166.7%
Sale transaction fees	32	32	—	—	—%	—%
Litigation settlement — net of insurance recoveries	—	—	—	40	—%	n.m.
Other (income) expenses — net	4	18	—	(13)	(77.8)%	n.m.

	11,283	10,521	10,127	8,139	7.2%	24.4%

Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change	(37)	(361)	(278)	224	(89.8)%	(224.1)%
Provision (benefit) for taxes on income (loss)	77	(99)	(4)	107	(177.8)%	(103.7)%

Income (loss) before minority interests’ share and cumulative effect of accounting change	(114)	(262)	(274)	117	(56.5)%	(334.2)%
Minority interests’ share	(3)	(3)	(1)	(21)	—%	(95.2)%

Net income (loss) before cumulative effect of accounting change	(117)	(265)	(275)	96	(55.8)%	(386.5)%
Cumulative effect of accounting change — net of tax	—	—	—	(6)	—%	n.m.

Net income (loss)	$(117)	$(265)	$(275)	$90	(55.8)%	(405.6)%

n.m. — not meaningful

					Percent Change
					Year Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of period	$2,935	$2,792	$2,850	$2,285	5.1%	24.7%
Average cash price during period	$2,624	$2,665	$2,567	$1,897	(1.5)%	35.3%

					U.S. Dollar
					Strengthen/(Weaken)
					Year Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per euro	1.432	1.294	1.266	1.240	(10.7)%	(2.1)%
Brazilian real per U.S. dollar	1.837	2.148	2.164	2.407	(14.5)%	(10.1)%
South Korean won per U.S. dollar	932	944	950	1,023	(1.3)%	(7.1)%
Canadian dollar per U.S. dollar	1.025	1.135	1.131	1.209	(9.7)%	(6.5)%

					Percent Change
					Year Ended	Year Ended
					March 31,	December 31,
					2008	2006
	Year Ended				versus	versus
	March 31,		December 31,		March 31,	December 31,
	2008	2007	2006	2005	2007	2005
	Combined	Predecessor	Predecessor

New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude — Average settlement price (per barrel)	$78.80	$64.02	$65.28	$50.03	23.1%	30.5%
Natural Gas — Average Henry Hub contract settlement price (per MMBTU)(A)	$7.18	$6.67	$7.23	$8.62	7.6%	(16.1)%

(A)	One MMBTU is the equivalent of one decatherm, or one million British Thermal Units (BTUs).

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

Costs and expenses

The following table presents our costs and expenses for the years ended March 31, 2008 and 2007, in dollars and expressed as percentages of net sales.

	Year Ended March 31,
	2008		2007
	$ in	% of	$ in	% of
	millions	net sales	millions	net sales
	(Restated)	(Restated)
	Combined		Predecessor

Cost of goods sold (exclusive of depreciation and amortization shown below)	$10,247	91.1%	$9,629	94.8%
Selling, general and administrative expenses	414	3.7%	417	4.1%
Depreciation and amortization	403	3.6%	233	2.3%
Research and development expenses	52	0.5%	39	0.4%
Interest expense and amortization of debt issuance costs — net	199	1.8%	208	2.0%
(Gain) loss on change in fair value of derivative instruments — net	(42)	(0.4)%	(39)	(0.4)%
Equity in net (income) loss of non-consolidated affiliates	(26)	(0.2)%	(16)	(0.2)%
Sale transaction fees	32	0.3%	32	0.3%
Other (income) expenses — net	4	—%	18	0.2%

	$11,283	100.3%	$10,521	103.5%

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

Provision (benefit) for taxes on income (loss)

For the year ended March 31, 2008, we recorded a $77 million provision for taxes on our pre-tax loss of $63 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (122)%. Our effective tax rate differs from the benefit at the Canadian statutory rate due primarily to (1) a $62 million provision for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $30 million of exchange remeasurement of deferred income taxes, (3) a $17 million benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences, partially offset by (4) a $7 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (5) a $17 million increase in uncertain tax positions recorded under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

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

Net income (loss)

We reported a net loss of $117 million (as restated) for the year ended March 31, 2008, compared to a net loss of $265 million for the year ended March 31, 2007. The reduction in net loss was primarily driven by the decrease in net sales under metal price ceiling contracts as discussed above.

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

	Year Ended December 31,
	2006		2005
	$ in	% of	$ in	% of
	millions	net sales	millions	net sales
	Predecessor		Predecessor

Cost of goods sold (exclusive of depreciation and amortization shown below)	$9,317	94.6%	$7,570	90.5%
Selling, general and administrative expenses	410	4.1%	352	4.2%
Depreciation and amortization	233	2.4%	230	2.8%
Research and development expenses	40	0.4%	41	0.5%
Interest expense and amortization of debt issuance costs — net	206	2.1%	194	2.3%
(Gain) loss on change in fair value of derivative instruments — net	(63)	(0.6)%	(269)	(3.2)%
Equity in net (income) loss of non-consolidated affiliates	(16)	(0.2)%	(6)	(0.1)%
Litigation settlement — net of insurance recoveries	—	—%	40	0.5%
Other (income) expenses — net	—	—%	(13)	(0.2)%

	$10,127	102.8%	$8,139	97.3%

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

Selling, general and administrative expenses.  SG&A increased in 2006 primarily because corporate costs increased from $72 million in 2005 to $127 million in 2006. Higher corporate costs were driven by

(1) an incremental $23 million of consulting, legal, audit and other professional fees incurred in connection with the restatement and review process, delayed filings and as a result of our continued reliance on third party consultants to support our financial reporting requirements, (2) approximately $10 million of severance associated with certain corporate executives, (3) $11 million of incremental stock compensation expense primarily associated with changes in fair values of previously issued share-based awards that are settled in cash and the option plan amendment approved during the fourth quarter, as described in Note 14 — Share-Based Compensation to our consolidated and combined financial statements and (4) generally higher employee costs as a result of additional permanent hires made since our inception.

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

During 2006, we announced several restructuring programs related to our central management and administration offices in Zurich, Switzerland; our Neuhausen research and development center in Switzerland; our Goettingen facility in Germany; and the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closing of two non-core business lines located within those facilities. Additionally, during 2006, we continued to incur costs relating to the shutdown of our Borgofranco facility in Italy. We incurred aggregate restructuring charges of approximately $16 million in 2006 in connection with these programs. Restructuring charges in 2005 were substantially attributable to provisions we made in the fourth quarter after announcing our intent to close our Borgofranco foundry alloys business. See Note 4 — Restructuring Programs to our accompanying consolidated and combined financial statements.

During 2005 we incurred a $5 million impairment charge on the value of the property, plant and equipment at the Borgofranco foundry alloys business. See Note 7 — Property, Plant and Equipment to our consolidated and combined financial statements.

During both 2006 and 2005, we disposed of certain businesses, equity interests not considered core to our ongoing business, rights, and fixed assets. See Note 18 — Other (income) expenses — net to our consolidated and combined financial statements.

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

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying consolidated and combined financial statements included in this Annual Report on Form 10-K/A.

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

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31, 2008	May 15, 2007	March 31, 2008
	(Restated)		(Restated)
	Successor	Predecessor	Combined
Combined Results by Operating Segment:
Segment Income (Loss)
North America	$266	$(24)	$242
Europe	241	32	273
Asia	46	6	52
South America	143	18	161

Total Segment Income (Loss)	696	32	728
Interest expense and amortization of debt issuance costs — net	(173)	(26)	(199)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(7)	5	(2)
Realized gains (losses) on corporate derivative instrument — net	16	(3)	13
Depreciation and amortization	(375)	(28)	(403)
Impairment charges on long-lived assets	(1)	—	(1)
Minority interests’ share	(4)	1	(3)
Adjustment to eliminate proportional consolidation(B)	(36)	(7)	(43)
Restructuring charges — net	(6)	(1)	(7)
Corporate selling, general and administrative expenses	(55)	(35)	(90)
Other costs — net	(2)	1	(1)
Sale transaction fees	—	(32)	(32)
Benefit (provision) for taxes on income (loss)	(73)	(4)	(77)

Net income (loss)	$(20)	$(97)	$(117)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period.

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our consolidated and combined statements of operations. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions in the accompanying consolidated and combined financial statements for further information about these non-consolidated affiliates.

Reconciliation

The following table presents Segment Income (Loss) by operating segment and reconciles Total Segment Income to Net income (loss) (in millions).

	Year Ended
	March 31,		December 31,
	2008	2007	2006	2005
	(Restated)
	Combined	Predecessor	Predecessor

Segment Income (Loss)
North America	$242	$(54)	$20	$193
Europe	273	276	245	195
Asia	52	72	82	106
South America	161	182	165	112

Total Segment Income (Loss)	728	476	512	606
Interest expense and amortization of debt issuance costs — net	(199)	(208)	(206)	(194)
Unrealized gains (losses) on change in fair value of derivative instruments — net	(2)	(152)	(151)	141
Realized gains (losses) on corporate derivative instruments — net	13	(37)	(35)	45
Depreciation and amortization	(403)	(233)	(233)	(230)
Impairment charges on long-lived assets	(1)	(8)	—	(7)
Minority interests’ share	(3)	(3)	(1)	(21)
Adjustment to eliminate proportional consolidation	(43)	(36)	(35)	(36)
Restructuring charges — net	(7)	(27)	(19)	(10)
Gain (loss) on disposals of property, plant and equipment and businesses — net	—	(6)	(20)	17
Corporate selling, general and administrative expenses	(90)	(127)	(128)	(78)
Other costs — net	(1)	29	37	10
Litigation settlement — net of insurance recoveries	—	—	—	(40)
Sale transaction fees	(32)	(32)	—	—
Benefit (provision) for taxes on income (loss)	(77)	99	4	(107)
Cumulative effect of accounting change — net of tax	—	—	—	(6)

Net income (loss)	$(117)	$(265)	$(275)	$90

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

The following table presents key financial and operating information for North America (in millions, except for shipments, which are in kt).

					Percent Change
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	(Restated)				(Restated)
	Combined	Predecessor	Predecessor	Predecessor

Shipments (kt):
Rolled products	1,102	1,135	1,156	1,119	(2.9)%	3.3%
Ingot products	64	74	73	75	(13.5)%	(2.7)%

Total shipments	1,166	1,209	1,229	1,194	(3.6)%	2.9%

Net sales	$4,101	$3,721	$3,691	$3,265	10.2%	13.0%
Segment Income (Loss)	$242	$(54)	$20	$193	548.1%	(89.6)%
Total assets	$3,888	$1,566	$1,476	$1,547	148.3%	(4.6)%

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

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased North America assets by approximately $2.5 billion as fair value exceeded historical cost. See Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements.

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

The following table presents key financial and operating data for Europe (in millions, except for shipments, which are in kt).

					Percent Change
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	(Restated)				(Restated)
	Combined	Predecessor	Predecessor	Predecessor

Shipments (kt):
Rolled products	1,071	1,071	1,055	1,009	—%	4.6%
Ingot products	35	15	18	72	133.3%	(75.0)%

Total shipments	1,106	1,086	1,073	1,081	1.8%	(0.7)%

Net sales	$4,338	$3,851	$3,620	$3,093	12.6%	17.0%
Segment Income	$273	$276	$245	$195	(1.1)%	25.6%
Total assets	$4,171	$2,543	$2,474	$2,139	64.0%	15.7%

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

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased Europe assets by approximately $1.5 billion (as restated) as fair value exceeded historical cost. See Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements.

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

The following table presents key financial and operating data for Asia (in millions, except for shipments, which are in kt).

					Percent Change
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	(Restated)				(Restated)
	Combined	Predecessor	Predecessor	Predecessor

Shipments (kt):
Rolled products	491	460	471	483	6.7%	(2.5)%
Ingot products	39	45	45	41	(13.3)%	9.8%

Total shipments	530	505	516	524	5.0%	(1.5)%

Net sales	$1,818	$1,711	$1,692	$1,391	6.3%	21.6%
Segment Income	$52	$72	$82	$106	(27.8)%	(22.6)%
Total assets	$1,081	$1,110	$1,078	$1,002	(2.6)%	7.6%

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

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased Asia assets by approximately $21 million as fair value exceeded historical cost. See Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements.

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

The following table presents key financial and operating data for South America (in millions, except for shipments, which are in kt).

					Percent Change
	Year Ended				2008	2006
	March 31,		December 31,		versus	versus
	2008	2007	2006	2005	2007	2005
	(Restated)				(Restated)
	Combined	Predecessor	Predecessor	Predecessor

Shipments (kt):
Rolled products	324	285	278	261	13.7%	6.5%
Ingot products	24	28	27	27	(14.3)%	—%

Total shipments	348	313	305	288	11.2%	5.9%

Net sales	$994	$889	$863	$630	11.8%	37.0%
Segment Income	$161	$182	$165	$112	(11.5)%	47.3%
Total assets	$1,478	$821	$821	$790	80.0%	3.9%

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

Total assets

The consideration and related costs paid by Hindalco in connection with the Arrangement have been pushed down to us and, in turn, to each of our reporting units, and have been allocated to the assets acquired and liabilities assumed based on their relative fair values. This increased South America assets by approximately $584 million as fair value exceeded historical cost. See Note 3 — Acquisition of Novelis Common Stock in the accompanying consolidated and combined financial statements.

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

Financing Activities

Overview

As a result of our acquisition by Hindalco, we were required to refinance our existing credit facility during the current year. The details of the new credit facility are discussed below. Additionally, we refinanced debt in Asia due to its scheduled maturity, and we continue to maintain forfaiting and factoring arrangements in Asia and South America that provide additional liquidity in those segments. See Note 11 — Debt to our consolidated and combined financial statements for additional information regarding our financing activities.

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

On September 1, 2007, we redesignated our euro, GBP and CHF cross-currency swaps, noted above, as net investment hedges. Also, from September 1, 2007 through March 31, 2008, we entered into a series of interest rate swaps which we designated as cash flow hedges (see Note 11 — Debt in the accompanying consolidated and combined financial statements). As of March 31, 2008, we had $712 million of cross-currency swaps (euro 475 million, GBP 62 million and CHF 35 million) and $600 million of interest rate swaps.

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

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2008, based on undiscounted amounts (in millions). The future cash flow commitments that we may have related to derivative contracts are not estimable and are therefore not included. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $61 million (as restated) of uncertain tax positions. See Note 19 — Income Taxes to our accompanying consolidated and combined financial statements.

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

The majority of our derivative financial instruments are valued using quoted market prices. The remaining derivative instruments are valued using industry standard pricing models. These pricing	To the extent that these exposures are not fully hedged, we are exposed to gains and losses when changes occur in the market price of aluminum. Hedges of specific arrangements and future production increase or decrease the fair value by approximately $91 million for a 10% change in the market value of aluminum as of March 31, 2008.

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

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

	models require us to make a variety of assumptions including, but not limited to, market data of similar financial instruments, interest rates, forward curves, volatilities and financial instruments’ cash flows.	floating rate debt by approximately $1 million.
Impairment of long-lived assets
Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated, future net cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.	Our impairment loss calculations require management to apply judgments in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows.	Using the impairment review methodology described herein, we recorded impairment charges on long-lived assets of $1 million, $8 million, and $7 million during the year ended March 31, 2008, the three months ended March 31, 2007 and the year ended December 31, 2005, respectively. We had no impairment charges on long-lived assets during the year ended December 31, 2006.

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

As a result of the Arrangement, we	We performed our annual testing for goodwill impairment as of the last day of February 2008, using the methodology described herein, and determined that no goodwill impairment existed.

If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

As a result of the Arrangement, our intangible assets consist of tradenames, technology, customer relationships and favorable energy and supply contracts and are amortized over 3 to 20 years. As of March 31, 2008, we do not have any intangible assets with indefinite useful lives.

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
The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Additionally, gains and losses are amortized over the group’s average future service. The average future service for pension plans and other postretirement benefit plans is	All net actuarial gains and losses are amortized over the expected average remaining service life of the employees. The costs and obligations of pension and other postretirement benefits are calculated based on assumptions including the long-term rate of return on pension assets, discount rates for pension and other postretirement benefit obligations, expected service period, salary increases, retirement ages of employees and healthcare cost trend rates. These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control. The two most significant assumptions used to calculate the obligations in respect of the net employee benefit plans are the discount rates for pension and other postretirement benefits, and the expected return on assets. The discount rate for pension and other postretirement benefits is the interest rate used to determine the present value of benefits. It is based on spot rate yield curves and individual	As of March 31, 2008, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $86 million in the pension and other postretirement obligations and in a decrease of $11 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of March 31, 2008, assuming inflation remains unchanged, would result in an increase of $86 million in the pension and other postretirement obligations and in an increase of $11 million in the net periodic benefit cost. The calculation of the estimate of the expected return on assets is described in Note 15 — Postretirement Benefit Plans to our accompanying consolidated and combined financial statements. The weighted average expected return on assets was 7.3% for 2008, 7.3% for 2006 and 7.4% for 2005. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

12.7 and 13.9 years respectively. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

Our pension obligations relate to funded defined benefit pension plans we have established in the United States, Canada, Switzerland and the United Kingdom, unfunded pension benefits primarily in Germany, and lump sum indemnities payable upon retirement to employees of businesses in France, Korea, Malaysia and Italy. Pension benefits are generally based on the employee’s service and either on a flat dollar rate or on the highest average eligible compensation before retirement	bond matching models for pension plans in Canada and the United States, and on published long-term high quality corporate bond indices for pension plans in other countries, at the end of each fiscal year. In light of the average long duration of pension plans in other countries, no adjustments were made to the index rates. The weighted average discount rate used to determine the pension benefit obligation was 5.8% as of March 31, 2008, compared to 5.4% and 5.1% for December 31, 2006 and 2005, respectively. The weighted average discount rate used to determine the other postretirement benefit obligation was 6.1% as of March 31, 2008, compared to 5.7% and 5.7% for December 31, 2006 and 2005, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation in the previous year.	0.5% as of March 31, 2008 would result in a variation of approximately $4 million in the net periodic benefit cost.
Income Taxes
We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more	The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of March 31, 2008 aggregating $160 million against such assets based on our current assessment of future operating results and these other factors.

	By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to	Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

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
interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under FIN 48. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence.

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
Assessment of Loss Contingencies
We have legal and other contingencies, including environmental liabilities, which could result in significant losses upon the ultimate resolution of such contingencies.	We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining	If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingency.

Effect if Actual Results
Description	Judgments and Uncertainties	Differ from Assumptions

Environmental liabilities that are not legal asset retirement obligations are accrued on an undiscounted basis when it is probable that a liability exists for past events.	whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events.

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

From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 11 — Debt to our accompanying condensed consolidated and combined financial statements for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2008 given a 10% change in rates ($ in millions).

	Change in	Change in
	Rate	Fair Value

Interest Rate Swap Contracts
North America	10%	$(2)
Asia	10%	—

Item 8.	Financial Statements and Supplementary Data

Management’s Responsibility Report	100
Reports of Independent Registered Public Accounting Firm	101
Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)	104
Consolidated Balance Sheets	105
Consolidated and Combined Statements of Cash Flows	106
Consolidated and Combined Statements of Shareholder’s/Invested Equity	108
Notes to the Consolidated and Combined Financial Statements	110

Management’s Responsibility Report

Novelis’ management is responsible for the preparation, integrity and fair presentation of the financial statements and other information used in this amended Annual Report on Form 10-K/A. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include, where appropriate, estimates based on the best judgment of management. Financial and operating data elsewhere in the amended Annual Report on Form 10-K/A are consistent with that contained in the accompanying financial statements.

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

The financial statements have been reviewed by the Audit Committee and, together with the other required information in this amended Annual Report on Form 10-K/A, approved by the Board of Directors. In addition, the financial statements have been audited by PricewaterhouseCoopers LLP whose reports are provided below.

/s/ Martha Finn Brooks	/s/ Steven Fisher

MARTHA FINN BROOKS President and Chief Operating Officer	STEVEN FISHER Chief Financial Officer

August 11, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheet as of March 31, 2008 and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity and of cash flows for the period from May 16, 2007 to March 31, 2008 present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries (Successor) at March 31, 2008, and the results of their operations and their cash flows for the period from May 16, 2007 to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of March 31, 2008. However, management has subsequently determined that a material weakness in internal control over financial reporting with respect to the application of purchase accounting for an equity method investee including related income tax accounts existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting with respect to the application of purchase accounting for an equity method investee including related income tax accounts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company restated its 2008 (Successor) consolidated financial statements.

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

PricewaterhouseCoopers LLP

Atlanta, GA

June 19, 2008, except for the restatement described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is August 11, 2008.

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

PricewaterhouseCoopers LLP

Atlanta, GA
June 19, 2008

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In millions, except per share amounts)

	May 16,	April 1,	Three
	2007	2007	Months
	Through	Through	Ended	Year Ended
	March 31,	May 15,	March 31,	December 31,
	2008	2007	2007	2006	2005
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales	$9,965	$1,281	$2,630	$9,849	$8,363

Cost of goods sold (exclusive of depreciation and amortization shown below)	9,042	1,205	2,447	9,317	7,570
Selling, general and administrative expenses	319	95	99	410	352
Depreciation and amortization	375	28	58	233	230
Research and development expenses	46	6	8	40	41
Interest expense and amortization of debt issuance costs — net	173	26	50	206	194
(Gain) loss on change in fair value of derivative instruments — net	(22)	(20)	(30)	(63)	(269)
Equity in net (income) loss of non-consolidated affiliates	(25)	(1)	(3)	(16)	(6)
Sale transaction fees	—	32	32	—	—
Litigation settlement — net of insurance recoveries	—	—	—	—	40
Other (income) expenses — net	—	4	24	—	(13)

	9,908	1,375	2,685	10,127	8,139

Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change	57	(94)	(55)	(278)	224
Provision (benefit) for taxes on income (loss)	73	4	7	(4)	107

Income (loss) before minority interests’ share and cumulative effect of accounting change	(16)	(98)	(62)	(274)	117
Minority interests’ share	(4)	1	(2)	(1)	(21)

Net income (loss) before cumulative effect of accounting change	(20)	(97)	(64)	(275)	96
Cumulative effect of accounting change — net of tax	—	—	—	—	(6)

Net income (loss)	(20)	(97)	(64)	(275)	90

Other comprehensive income (loss) — net of tax Currency translation adjustment	59	35	11	168	(155)
Change in fair value of effective portion of hedges — net	—	(1)	3	(46)	—
Postretirement benefit plans:
Amortization of net actuarial loss	—	(1)	1	—	—
Change in pension and other benefits	(13)	—	—	—	—
Change in minimum pension liability	—	—	—	12	(17)

Other comprehensive income (loss) — net of tax	46	33	15	134	(172)

Comprehensive income (loss)	$26	$(64)	$(49)	$(141)	$(82)

Dividends per common share	$0.00	$0.00	$0.00	$0.20	$0.36

Supplemental information for 2005 only:
Net income attributable to the consolidated and combined results of Novelis from January 6 to December 31, 2005 — increase to Retained earnings					$119
Net loss attributable to the combined results of Novelis from January 1 to January 5, 2005 — decrease to Owner’s net investment					(29)

Net income					$90

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares)

	As of March 31,
	2008	2007
	(Restated)
	Successor	Predecessor
ASSETS
Current assets
Cash and cash equivalents	$326	$128
Accounts receivable (net of allowances of $1 and $29 as of March 31, 2008 and 2007, respectively)
— third parties	1,248	1,350
— related parties	31	25
Inventories	1,455	1,483
Prepaid expenses and other current assets	58	39
Current portion of fair value of derivative instruments	203	92
Deferred income tax assets	125	19

Total current assets	3,446	3,136
Property, plant and equipment — net	3,357	2,106
Goodwill	1,869	239
Intangible assets — net	888	20
Investment in and advances to non-consolidated affiliates	946	153
Fair value of derivative instruments — net of current portion	21	55
Deferred income tax assets	12	102
Other long-term assets
— third parties	102	105
— related parties	41	54

Total assets	$10,682	$5,970

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$15	$143
Short-term borrowings	115	245
Accounts payable
— third parties	1,582	1,614
— related parties	55	49
Accrued expenses and other current liabilities	850	480
Deferred income tax liabilities	39	73

Total current liabilities	2,656	2,604
Long-term debt — net of current portion	2,560	2,157
Deferred income tax liabilities	701	103
Accrued postretirement benefits	421	427
Other long-term liabilities	672	352

	7,010	5,643

Commitments and contingencies

Minority interests in equity of consolidated affiliates	149	152

Shareholder’s equity

Common stock, no par value; unlimited number of shares authorized; 77,459,658 and 75,357,660 shares issued and outstanding as of March 31, 2008 and 2007, respectively	—	—
Additional paid-in capital	3,497	428
Retained earnings (Accumulated deficit)	(20)	(263)
Accumulated other comprehensive income (loss)	46	10

Total shareholder’s equity	3,523	175

Total liabilities and shareholder’s equity	$10,682	$5,970

The accompanying notes to the consolidated and combined financial statements are an integral part of these statements.

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	May 16,	April 1,	Three
	2007	2007	Months
	Through	Through	Ended	Year Ended
	March 31,	May 15,	March 31,	December 31,
	2008	2007	2007	2006	2005
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
OPERATING ACTIVITIES
Net income (loss)	$(20)	$(97)	$(64)	$(275)	$90
Adjustments to determine net cash provided by (used in) operating activities:
Cumulative effect of accounting change — net of tax	—	—	—	—	6
Depreciation and amortization	375	28	58	233	230
(Gain) loss on change in fair value of derivative instruments — net	(22)	(20)	(30)	(63)	(269)
Litigation settlement — net of insurance recoveries	—	—	—	—	40
Deferred income taxes	(5)	(18)	(9)	(77)	30
Amortization of debt issuance costs	10	1	2	13	17
Write-off and amortization of fair value adjustments — net	(221)	—	—	—	—
Provision for uncollectible accounts receivable	1	—	—	4	3
Equity in net (income) loss of non-consolidated affiliates	(25)	(1)	(3)	(16)	(6)
Dividends from non-consolidated affiliates	—	4	—	5	—
Minority interests’ share	4	(1)	2	1	21
Impairment charges on long-lived assets	1	—	8	—	7
Share-based compensation	—	—	2	9	3
(Gain) loss on sales of businesses, investments, and assets — net	—	—	—	(6)	(17)
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	182	(21)	(25)	(142)	(91)
— related parties	(1)	—	—	1	(1)
Inventories	208	(76)	(95)	(206)	52
Prepaid expenses and other current assets	(8)	(7)	3	25	18
Other long-term assets	(30)	(1)	(5)	6	(13)
Accounts payable
— third parties	(11)	(62)	73	519	181
— related parties	(7)	—	5	4	2
Accrued expenses and other current liabilities	(68)	42	(22)	(64)	134
Accrued postretirement benefits	23	1	4	(24)	13
Other long-term liabilities	19	(2)	9	69	(1)

Net cash provided by (used in) operating activities	405	(230)	(87)	16	449

INVESTING ACTIVITIES
Capital expenditures	(185)	(17)	(24)	(116)	(178)
Disposal of business — net	—	—	—	(7)	—
Proceeds from sales of assets	8	—	—	38	19
Changes to investment in and advances to non-consolidated affiliates	24	1	1	3	—
Proceeds from loans receivable — net
— third parties	—	—	—	—	19
— related parties	18	—	1	37	374
Net proceeds from settlement of derivative instruments	37	18	24	238	91

Net cash provided by (used in) investing activities	(98)	2	2	193	325

(Continued)

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

	May 16,	April 1,	Three
	2007	2007	Months
	Through	Through	Ended	Year Ended
	March 31,	May 15,	March 31,	December 31,
	2008	2007	2007	2006	2005
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	—	—	—
Proceeds from issuance of debt	1,100	150	—	41	2,779
Principal repayments
— third parties	(1,009)	(1)	(1)	(353)	(1,822)
— related parties	—	—	—	—	(1,180)
Short-term borrowings — net
— third parties	(241)	60	113	103	(145)
— related parties	—	—	—	—	(302)
Dividends
— common shareholders	—	—	—	(15)	(27)
— minority interests	(1)	(7)	—	(15)	(7)
Net receipts from Alcan	—	—	—	5	72
Debt issuance costs	(37)	(2)	—	(11)	(71)
Proceeds from the exercise of stock options	—	1	27	2	—
Windfall tax benefit on share-based compensation	—	—	1	—	—

Net cash provided by (used in) financing activities	(96)	201	140	(243)	(703)

Net increase (decrease) in cash and cash equivalents	211	(27)	55	(34)	71
Effect of exchange rate changes on cash balances held in foreign currencies	13	1	—	7	(2)
Cash and cash equivalents — beginning of period	102	128	73	100	31

Cash and cash equivalents — end of period	$326	$102	$128	$73	$100

Supplemental disclosures of cash flow information:
Interest paid	$200	$13	$84	$201	$153
Income taxes paid	64	9	18	68	39
Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock (Note 3):
Property, plant and equipment	$(1,344)
Goodwill	(1,625)
Intangible assets	(893)
Investment in and advances to non-consolidated affiliates	(776)
Debt	66
Supplemental schedule of non-cash investing and financing activities related to the 2005 spin-off transaction from Alcan and post-closing adjustments:
Other receivables					$433
Short-term borrowings — related parties					(57)
Debt — related parties					32
Capital lease obligation					52
Additional paid-in capital				$(43)	(109)
Supplemental schedule of non-cash transaction — final purchase price allocation adjustment from Alcan related to the 2004 Pechiney acquisition:
Assets					$8
Liabilities					—

Adjustment to net assets allocated to us from Alcan					$8

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

(Continued)

Novelis Inc.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDER’S/INVESTED EQUITY — (Continued)
(In millions, except number of shares)

				Retained	Accumulated
			Additional	Earnings/	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Predecessor:
Activity April 1, 2007 through May 15, 2007:
Net income (loss)	—	—	—	(97)	—	(97)
Issuance of common stock from the exercise of stock options	57,876	—	1	—	—	1
Conversion of share-based compensation plans from equity-based plans to liability-based plans	—	—	(7)	—	—	(7)
Currency translation adjustment	—	—	—	—	35	35
Change in fair value of effective portion of hedges — net	—	—	—	—	(1)	(1)
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	(1)	(1)

Balance as of May 15, 2007	75,415,536	$—	$422	$(360)	$43	$105

Successor:
Balance as of May 16, 2007	75,415,536	$—	$3,405	$—	$—	$3,405
Activity May 16, 2007 through March 31, 2008 (Restated):
Net income (loss)	—	—	—	(20)	—	(20)
Issuance of additional common stock	2,044,122	—	92	—	—	92
Currency translation adjustment	—	—	—	—	59	59
Postretirement benefit plans:
Pension and other benefits adjustment, net of tax effect of $(4)	—	—	—	—	(13)	(13)

Balance as of March 31, 2008 (Restated)	77,459,658	$—	$3,497	$(20)	$46	$3,523

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

Acquisition of Novelis Common Stock and Predecessor and Successor Reporting

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (the Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 3 — Acquisition of Novelis Common Stock).

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

Cumulative Effect of Accounting Change

On December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. As a result of our adopting FASB Interpretation No. 47, we identified conditional retirement obligations primarily related to environmental contamination of equipment and buildings at certain of our plants and administrative sites in North America, South America, Asia and Europe. See Note 7 — Property, Plant and Equipment.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Other risks and uncertainties

In addition, refer to Note 13 — Fair Value of Financial Instruments and Note 20 — Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.

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

As a result of the acquisition by Hindalco, and based on the way our President and Chief Operating Officer (our chief operating decision-maker) reviews the results of segment operations, during the period from May 16, 2007 through March 31, 2008, we changed our segment performance measure to Segment Income, as defined in Note 21 — Segment, Geographical Area and Major Customer Information. All prior periods have been reclassified to conform to this new measure.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Property, Plant and Equipment

We report land, buildings, leasehold improvements and machinery and equipment at cost. We report assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. As a result of the Arrangement, we report land, building, leasehold improvements and machinery and equipment as of May 16, 2007 at fair value (see Note 3 — Acquisition of Novelis Common Stock).

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Management assesses the potential for other-than-temporary impairment of our equity method and cost method investments. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Translation

In accordance with FASB Statement No. 52, Foreign Currency Translation, the assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located principally in Europe and Asia), are remeasured to U.S. dollars at the period end exchange rates and revenues and expenses are remeasured at average exchange rates for the period. Differences arising from exchange rate changes are included in the CTA component of AOCI. If there is a reduction in our ownership in a foreign operation, the relevant portion of the CTA is recognized in Other (income) expenses — net. All other operations, including most of those in Canada and Brazil, have the U.S. dollar as the functional currency. For these operations, monetary items denominated in currencies other than the U.S. dollar are remeasured at period exchange rates and translation gains and losses are included in Other (income) expenses — net in our combined and consolidated statements of operations. Non-monetary items are translated at historical rates.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

2.	RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated herein its consolidated financial statements as of March 31, 2008 and for the period from May 16, 2007 through March 31, 2008 and its unaudited quarterly financial data for each of the interim periods of fiscal 2008 (collectively, the “Successor Periods”). This restatement corrects non-cash errors relating to our application of purchase accounting associated with an equity method investment which led to a misstatement of our provision for income taxes during the period we were finalizing our purchase accounting. We also corrected other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate. These adjustments do not have an impact on our compliance with the financial covenants under our 7.25% Senior Notes or under our New Senior Secured Credit Facilities (see Note 11 — Debt to our accompanying consolidated and combined financial statements).

These adjustments are discussed in more detail below. The tables that follow the discussion detail their impact on our consolidated statements of operations and comprehensive income (loss), balance sheets and statements of cash flows.

Deferred tax liabilities associated with an equity method investment

As a result of the Arrangement and subsequent allocation of fair value to the assets and liabilities of Novelis Inc., the recorded value of our 50% joint venture interest in Aluminium Norf GmbH (Norf) increased by approximately $775 million. We established a deferred tax liability on this increase in basis by applying the statutory tax rate in Germany as of the May 15, 2007 closing date of the Arrangement.

We identified non-cash errors relating to the initial valuation of the deferred tax liability and subsequent remeasurement of that liability associated with the statutory tax rate reduction. We determined that a significant portion of this increase in basis reflected goodwill inside the Norf investment, which is not deductible for tax purposes, and that we had not properly measured the deferred tax liability for the inside and outside basis differences associated with our purchase accounting for this equity method investment. Additionally, we identified that the deferred tax accounting for the increase in fair value of our equity method investment was inappropriately presented as if Norf was a consolidated subsidiary.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

As a result of these errors in our opening balance sheet, we overstated the tax benefits associated with the subsequent remeasurement of deferred tax liabilities due to the reduction of the German statutory tax rate.

We have corrected these non-cash errors by (i) reducing the deferred tax liability amount recorded in purchase accounting for our Norf investment by approximately $287 million with an offsetting decrease to goodwill, (ii) reducing the income tax benefit that we recognized related to the reduction in statutory tax rate by approximately $45 million in the quarters ended September 30, 2007 and December 31, 2007, (iii) reclassifying the remaining $29 million of Norf deferred tax liability accretion, previously recognized in Provision (benefit) for taxes on income (loss), to Equity in net (income) loss on non-consolidated affiliates and (iv) removing the $33 million currency translation adjustment associated with the overstated portion of the deferred tax liability.

Other miscellaneous adjustments

The Company has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate, and therefore were originally corrected in the period in which they were identified. Such adjustments impacted (i) the timing of expense items, including income taxes, (ii) the measurement of depreciation expense recognized for assets placed into service after completion of the Arrangement, (iii) remeasurement of cash and cash equivalents denominated in foreign currencies, and (iv) amortization of certain pension amounts. The net impact of correcting these items reduced net income for the Successor Period from May 16, 2007 through March 31, 2008 by approximately $3 million.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	May 16, 2007 Through March 31, 2008
	As Previously		As
	Reported	Restatements	Restated
	Successor	Successor	Successor

Restatement effects on our consolidated statement of operations and comprehensive income (loss) (in millions):
Net sales	$9,965	$—	$9,965

Cost of goods sold (exclusive of depreciation and amortization shown below)	9,042	—	9,042
Selling, general and administrative expenses	319	—	319
Depreciation and amortization	367	8	375
Research and development expenses	46	—	46
Interest expense and amortization of debt issuance costs — net	173	—	173
(Gain) loss on change in fair value of derivative instruments — net	(22)	—	(22)
Equity in net (income) loss of non-consolidated affiliates	4	(29)	(25)
Other (income) expenses — net	—	—	—

	9,929	(21)	9,908

Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and cumulative effect of accounting change	36	21	57
Provision (benefit) for taxes on income (loss)	3	70	73

Income (loss) before minority interests’ share	33	(49)	(16)
Minority interests’ share	(5)	1	(4)

Net income (loss)	28	(48)	(20)

Other comprehensive income (loss) — net of tax
Currency translation adjustment	26	33	59
Postretirement benefit plans:
Change in pension and other benefits	(13)	—	(13)

Other comprehensive income (loss) — net of tax	13	33	46

Comprehensive income (loss)	$41	$(15)	$26

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2008
	As Previously		As
	Reported	Restatements	Restated
	Successor	Successor	Successor

Restatement effects on our consolidated balance sheet (in millions, except number of shares):
ASSETS
Current assets
Cash and cash equivalents	$326	$—	$326
Accounts receivable (net of allowances of $1)
— third parties	1,248	—	1,248
— related parties	31	—	31
Inventories	1,455	—	1,455
Prepaid expenses and other current assets	58	—	58
Current portion of fair value of derivative instruments	203	—	203
Deferred income tax assets	125	—	125

Total current assets	3,446	—	3,446
Property, plant and equipment — net	3,365	(8)	3,357
Goodwill	2,157	(288)	1,869
Intangible assets — net	888	—	888
Investment in and advances to non-consolidated affiliates	917	29	946
Fair value of derivative instruments — net of current portion	21	—	21
Deferred income tax assets	9	3	12
Other long-term assets
— third parties	102	—	102
— related parties	41	—	41

Total assets	$10,946	$(264)	$10,682

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$15	$—	$15
Short-term borrowings	115	—	115
Accounts payable
— third parties	1,582	—	1,582
— related parties	55	—	55
Accrued expenses and other current liabilities	850	—	850
Deferred income tax liabilities	39	—	39

Total current liabilities	2,656	—	2,656
Long-term debt — net of current portion	2,560	—	2,560
Deferred income tax liabilities	952	(251)	701
Accrued postretirement benefits	421	—	421
Other long-term liabilities	670	2	672

	7,259	(249)	7,010

Commitments and contingencies

Minority interests in equity of consolidated affiliates	149	—	149

Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of March 31, 2008	—	—	—
Additional paid-in capital	3,497	—	3,497
Retained earnings (Accumulated deficit)	28	(48)	(20)
Accumulated other comprehensive income (loss)	13	33	46

Total shareholder’s equity	3,538	(15)	3,523

Total liabilities and shareholder’s equity	$10,946	$(264)	$10,682

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	May 16, 2007 Through March 31, 2008
	As Previously		As
	Reported	Restatements	Restated
	Successor	Successor	Successor

Restatement effects on our consolidated statement of cash flows (in millions):
OPERATING ACTIVITIES
Net income (loss)	$28	$(48)	$(20)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	367	8	375
(Gain) loss on change in fair value of derivative instruments — net	(22)	—	(22)
Deferred income taxes	(74)	69	(5)
Amortization of debt issuance costs	10	—	10
Write-off and amortization of fair value adjustments — net	(221)	—	(221)
Provision for uncollectible accounts receivable	1	—	1
Equity in net (income) loss of non-consolidated affiliates	4	(29)	(25)
Minority interests’ share	5	(1)	4
Impairment charges on long-lived assets	1	—	1
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	182	—	182
— related parties	(1)	—	(1)
Inventories	208	—	208
Prepaid expenses and other current assets	(8)	—	(8)
Other long-term assets	(30)	—	(30)
Accounts payable
— third parties	(11)	—	(11)
— related parties	(7)	—	(7)
Accrued expenses and other current liabilities	(68)	—	(68)
Accrued postretirement benefits	23	—	23
Other long-term liabilities	18	1	19

Net cash provided by (used in) operating activities	405	—	405

INVESTING ACTIVITIES
Capital expenditures	(185)	—	(185)
Proceeds from sales of assets	8	—	8
Changes to investment in and advances to non-consolidated affiliates	24	—	24
Proceeds from loans receivable — net — related parties	18	—	18
Net proceeds from settlement of derivative instruments	37	—	37

Net cash provided by (used in) investing activities	(98)	—	(98)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Proceeds from issuance of debt	1,100	—	1,100
Principal repayments
— third parties	(1,009)	—	(1,009)
Short-term borrowings — net
— third parties	(241)	—	(241)
Dividends — minority interests	(1)	—	(1)
Debt issuance costs	(37)	—	(37)

Net cash provided by (used in) financing activities	(96)	—	(96)

Net increase (decrease) in cash and cash equivalents	211	—	211
Effect of exchange rate changes on cash balances held in foreign currencies	13	—	13
Cash and cash equivalents — beginning of period	102	—	102

Cash and cash equivalents — end of period	$326	$—	$326

Supplemental disclosures of cash flow information:
Interest paid	$200	$—	$200
Income taxes paid	64	—	64
Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock (Note 3):
Property, plant and equipment	$(1,344)	$—	$(1,344)
Goodwill	(1,913)	288	(1,625)
Intangible assets	(893)	—	(893)
Investment in and advances to non-consolidated affiliates	(776)	—	(776)
Debt	66	—	66

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITION OF NOVELIS COMMON STOCK

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

In accordance with FASB Statement No. 141, during our quarter ended June 30, 2007, we substantially allocated total consideration ($3.405 billion) to the assets acquired and liabilities assumed based on our initial estimates of fair value using methodologies and assumptions that we believed were reasonable. During the three months ended March 31, 2008, we finalized the allocation of the total consideration to identifiable assets and liabilities. The final valuation decreased the amount allocated to goodwill by $472 million (as restated) from our initial allocation. This is primarily due to the finalization of our assessment of the valuation of the acquired tangible and intangible assets, the allocation of fair value to our reporting units, remeasurement of postretirement benefits and the income tax implications of the new basis of accounting triggered by the Arrangement.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of our final (as restated) and initial (as restated) allocations of total consideration to assets acquired and liabilities assumed at the date of the Arrangement (in millions).

	Final	Initial
	As Restated	As Restated

Assets acquired:
Current assets	$3,210	$3,210
Property, plant and equipment	3,451	3,350
Goodwill	1,869	2,111
Intangible assets	913	879
Investment in and advances to non-consolidated affiliates	927	762
Fair value of derivative instruments — net of current portion	3	3
Deferred income tax assets	119	119
Other long-term assets	109	110

Total assets acquired	10,601	10,544

Liabilities assumed:
Accounts payable	(1,612)	(1,612)
Accrued expenses and other current liabilities	(750)	(738)
Long-term debt, including current portion and short-term borrowings	(2,824)	(2,824)
Deferred income tax liabilities, including current portion	(751)	(645)
Accrued postretirement benefits	(382)	(430)
Other long-term liabilities	(724)	(737)
Minority interests in equity of consolidated affiliates	(153)	(153)

Total liabilities assumed	(7,196)	(7,139)

Total consideration	$3,405	$3,405

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

		Three Months
	Year Ended	Ended	Year Ended
	March 31,	March 31,	December 31,
	2008	2007	2006
	(Restated)

Net sales	$11,280	$2,721	$10,164
Loss before provision (benefit) for taxes and minority interests’ share	$(33)	$(60)	$(243)
Net loss	$(113)	$(69)	$(240)

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.	RESTRUCTURING PROGRAMS

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

5.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Customer accounts receivable — third parties	$1,160	$1,283
Other accounts receivable:
— third parties	89	96
— related parties	31	25

	120	121

Total accounts receivable — gross	1,280	1,404
Allowance for doubtful accounts — third parties	(1)	(29)

Accounts receivable — net	$1,279	$1,375

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

Summary Disclosures of Financial Amounts

The following tables summarize amounts relating to our forfaiting and factoring activities (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Receivables forfaited	$507	$51	$68	$424	$285
Receivables factored	$75	$—	$18	$71	$94
Forfaiting expense	$6	$1	$1	$5	$2
Factoring expense	$1	$—	$—	$1	$1

	As of March 31,
	2008	2007
	Successor	Predecessor
Forfaited receivables outstanding	$149	$75
Factored receivables outstanding	$—	$—

6.	INVENTORIES

Inventories consist of the following (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Finished goods	$357	$401
Work in process	638	556
Raw materials	386	428
Supplies	75	120

	1,456	1,505
Allowances	(1)	(22)

Inventories	$1,455	$1,483

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment — net, consists of the following (in millions).

	As of March 31,
	2008	2007
	(Restated)
	Successor	Predecessor
Land and property rights	$258	$97
Buildings	826	895
Machinery and equipment	2,460	4,699

	3,544	5,691
Accumulated depreciation and amortization	(331)	(3,674)

	3,213	2,017
Construction in progress	144	89

Property, plant and equipment — net	$3,357	$2,106

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

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Depreciation expense related to property, plant and equipment	$338	$28	$58	$231	$228

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Future minimum lease payments as of March 31, 2008, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions). The future minimum lease payments for capital lease obligations exclude $4 million of unamortized fair value adjustments recorded as a result of the Arrangement (see Note 11 — Debt in the accompanying consolidated and combined financial statements).

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

Predecessor:
Asset retirement obligation as of January 1, 2006	$11
Liability incurred	—
Liability settled	—
Accretion	2

Asset retirement obligation as of December 31, 2006	13
Liability incurred	1
Liability settled	—
Accretion	—

Asset retirement obligation as of March 31, 2007	14
Liability incurred	—
Liability settled	—
Accretion	—
Asset retirement obligation as of May 15, 2007	14

Successor:
Asset retirement obligation as of May 16, 2007	14
Liability incurred	—
Liability settled	—
Accretion	2

Asset retirement obligation as of March 31, 2008	$16

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

We performed our annual impairment test during the fourth fiscal quarter of 2008 and determined that there was no impairment of goodwill. The following tables summarize the changes in our goodwill by operating segment (in millions).

	Balance as of		Balance as of
Operating Segment (Successor)	May 16, 2007	Adjustments(A)	March 31, 2008
		(Restated)	(Restated)

North America	$1,527	$(434)	$1,093
Europe	389	126	515
Asia	162	(162)	—
South America	263	(2)	261

	$2,341	$(472)	$1,869

(A)	The adjustments of $472 million represent the finalization of our estimates of fair value and allocation of the total consideration to assets acquired and liabilities assumed in connection with our acquisition by Hindalco, see Note 3 — Acquisition of Novelis Common Stock.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	Balance		Balance		Balance
	as of	Cumulative	as of	Cumulative	as of
	December 31,	Translation	March 31,	Translation	May 15,
Operating Segment (Predecessor)	2006	Adjustment	2007	Adjustment	2007

North America	$—	$—	$—	$—	$—
Europe	236	3	239	5	244
Asia	—	—	—	—	—
South America	—	—	—	—	—

	$236	$3	$239	$5	$244

Intangible Assets

The following is a summary of the components of intangible assets (in millions).

	As of March 31, 2008 — Successor				As of March 31, 2007 — Predecessor
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Tradenames	$152	$(6)	$146	20 years	$14	$(6)	$8	15 years
Technology	169	(10)	159	15 years	20	(8)	12	15 years
Customer-related
intangible assets	484	(21)	463	20 years	—	—	—
Favorable energy supply contract	124	(13)	111	9.5 years	—	—	—
Other favorable contracts	15	(6)	9	3.3 years	—	—	—

	$944	$(56)	$888	17.2 years	$34	$(14)	$20	15 years

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

Fiscal Year Ending March 31,
2009	$62
2010	60
2011	56
2012	55
2013	55

9.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the combined and condensed assets, liabilities and equity of our equity method affiliates (on a 100% basis, in millions) on a historical basis of accounting. The results do not include the unamortized fair value adjustments made to our non-consolidated affiliates due to the Arrangement. As of March 31, 2008, there were $766 million (as restated) of unamortized fair value adjustments recorded in Investment in and advances to non-consolidated affiliates.

	As of March 31,
	2008	2007

Assets:
Current assets	$192	$152
Non-current assets	677	638

Total assets	$869	$790

Liabilities:
Current liabilities	$151	$225
Non-current liabilities	359	260

Total liabilities	510	485
Equity:
Novelis	180	153
Third parties	179	152

Total liabilities and equity	$869	$790

The following table summarizes the combined and condensed results of operations of our equity method affiliates (on a 100% basis, in millions) on a historical basis of accounting. These results do not include the incremental depreciation and amortization expense that we record in our equity method accounting, which arises as a result of the amortization of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. For the period from May 16, 2007 through March 31, 2008, we recorded incremental depreciation and amortization expense of $39 million, which was partially offset by $29 million (as restated) of tax benefits associated with this amortization and a statutory tax rate change.

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

	As of March 31,
	2008	2007
	Successor	Predecessor
Accounts receivable(A)	$31	$25
Other long-term receivables(A)	$41	$54
Accounts payable(B)	$55	$49

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following (in millions).

	As of March 31,
	2008	2007
	Successor	Predecessor
Accrued compensation and benefits	$141	$138
Accrued settlement of legal claim	39	39
Accrued interest payable	15	24
Accrued income taxes	35	9
Current portion of fair value of unfavorable sales contracts	242	—
Current portion of fair value of derivative instruments	148	33
Other current liabilities	230	237

Accrued expenses and other current liabilities	$850	$480

11.	DEBT

Debt consists of the following (in millions).

			As of March 31,
			2008			2007
				Unamortized		Principal/
	Interest			Fair Value	Carrying	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Value
				Successor		Predecessor
Novelis Inc.
7.25% Senior Notes, due February 2015	7.25%		$1,399	$67	$1,466	$1,400
Floating rate Term Loan facility, due July 2014	4.70%		298	—	298	—
Floating rate Term Loan B(D)	—		—	—	—	259
Novelis Corporation
Floating rate Term Loan facility, due July 2014	4.70	%(C)	655	—	655	—
Floating rate Term Loan B(D)	—		—	—	—	449
Novelis Switzerland S.A.
Capital lease obligation, due January 2020 (Swiss francs (CHF) 54 million)	7.50%		54	(4)	50	46
Capital lease obligation, due August 2011 (CHF 3 million)	2.49%		3	—	3	4
Novelis Korea Limited
Bank loan, due October 2010	5.44%		100	—	100	—
Bank loan, due December 2007(F)	—		—	—	—	70
Bank loan (Korean won (KRW) 40 billion)(E)	—		—	—	—	42
Bank loan, due December 2007 (KRW 25 billion)(F)	—		—	—	—	27
Bank loans, due September 2008 through June 2011 (KRW 1 billion)	3.60	%(G)	1	—	1	1
Other
Other debt, due April 2008 through December 2012	1.99	%(G)	2	—	2	2

Total debt			2,512	63	2,575	2,300
Less: current portion			(15)	—	(15)	(143)

Long-term debt — net of current portion			$2,497	$63	$2,560	$2,157

(A)	Interest rates are as of March 31, 2008 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(B)	Debt was recorded at fair value as a result of the Arrangement (see Note 3 — Acquisition of Novelis Common Stock).

(C)	Excludes the effect of any related interest rate swaps. See New Senior Secured Credit Facilities.

(D)	The Floating rate Term Loan B was refinanced in July 2007. See New Senior Secured Credit Facilities.

(E)	The Bank loan was refinanced in August 2007 with a short-term borrowing. See Korean Bank Loans.

(F)	These two Bank loans were refinanced in October 2007. See Korean Bank Loans.

(G)	Weighted average interest rate.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

Short-Term Borrowings and Lines of Credit

As of March 31, 2008, our short-term borrowings were $115 million consisting of (1) $70 million of short-term loans under our ABL facility, (2) a $40 million short-term loan in Korea and (3) $5 million in bank overdrafts. As of March 31, 2008, $28 million of our ABL facility was utilized for letters of credit and we had $582 million in remaining availability under this revolving credit facility.

As of March 31, 2008, we had an additional $120 million under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 4.12% and 7.77% as of March 31, 2008 and 2007, respectively.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

12.	OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows (in millions):

	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net change in foreign currency translation adjustments	$59	$31	$11	$172	$(169)
Net change in fair value of effective portion of hedges	—	(1)	7	(46)	—
Postretirement benefit plans:
Amortization of net actuarial loss	—	(1)	2	—	—
Net change in pension and other benefits	(17)	—	—	—	—
Net change in minimum pension liability	—	—	—	16	(14)

Net other comprehensive income (loss) adjustments, before income tax effect	42	29	20	142	(183)
Income tax effect	4	4	(5)	(8)	11

Other comprehensive income (loss)	$46	$33	$15	$134	$(172)

Accumulated other comprehensive income (loss), net of income tax effects, consists of the following (in millions).

	As of March 31,
	2008	2007
	(Restated)
	Successor	Predecessor
Foreign currency translation adjustments	$59	$144
Fair value of effective portion of hedges — net	—	(43)
Postretirement benefit plans:
Net actuarial loss	—	(82)
Pension and other benefits	(13)	—
Net prior service cost	—	(8)
Net transition obligation	—	(1)

Accumulated other comprehensive income (loss)	$46	$10

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value approximates fair value for our financial instruments that are classified as current in our consolidated balance sheets. The fair values of our financial instruments that are recorded at cost and classified as long-term are summarized in the table below (in millions).

	As of March 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	Successor	Successor	Predecessor	Predecessor
Assets
Long-term receivables from related parties	$72	$72	$54	$54
Liabilities
Long-term debt
Novelis Inc.
7.25% Senior Notes, due February 2015	1,466	1,249	1,400	1,481
Floating rate Term Loan facility, due July 2014	298	298	—	—
Floating rate Term Loan B	—	—	259	259
Novelis Corporation
Floating rate Term Loan facility, due July 2014	655	655	—	—
Floating rate Term Loan B	—	—	449	449
Novelis Switzerland S.A.
Capital lease obligation, due January 2020 (CHF 54 million)	50	43	46	43
Capital lease obligation, due August 2011 (CHF 3 million)	3	3	4	3
Novelis Korea Limited
Bank loan, due October 2010	100	87	—	—
Bank loan, due December 2007	—	—	70	67
Bank loan (KRW 40 billion)	—	—	42	41
Bank loan, due December 2007 (KRW 25 billion)	—	—	27	26
Bank loans, due September 2008 through June 2011 (KRW 1 billion)	1	1	1	1
Other
Other debt, due April 2008 through December 2012	2	2	2	2
Financial commitments
Letters of credit	—	148	—	84

Other financial instruments are marked to market to adjust to fair value and are disclosed in Note 17 — Financial Instruments and Commodity Contracts.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

14.	SHARE-BASED COMPENSATION

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

		Allocation in
		Aggregate as of
	Target	March 31,
Asset Category	Allocation Ranges	2007	2008
		Successor	Predecessor
Equity securities	35 - 70%	50%	58%
Debt securities	25 - 60%	42%	40%
Real estate	0 - 25%	4%	1%
Other	0 - 15%	3%	1%

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

We provide unfunded healthcare and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $6 million for the period from May 16, 2007 through March 31, 2008; $1 million for the period from April 1, 2007 through May 15, 2007; $2 million for the three months ended March 31, 2007, $8 million for the year ended December 31, 2006 and $7 million for the year ended December 31, 2005. The assumed healthcare cost trend used for measurement purposes is 8% for fiscal 2009, decreasing gradually to 5% in 2014 and remaining at that level thereafter.

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

16.	CURRENCY LOSSES (GAINS)

The following currency losses (gains) are included in the accompanying consolidated and combined statements of operations (in millions).

	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net (gain) loss on change in fair value of currency derivative instruments(A)	$44	$(10)	$(5)	$24	$(96)
Net (gain) loss on translation of monetary assets and liabilities(B)	(2)	4	6	(8)	(6)

Net currency (gain) loss	$42	$(6)	$1	$16	$(102)

(A)	Included in (Gain) loss on change in fair value of derivative instruments — net.

(B)	Included in Other (income) expenses — net.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets (net of tax effect and in millions).

	May 16, 2007	January 1, 2007
	Through	Through
	March 31, 2008	March 31, 2007
	(Restated)
	Successor	Predecessor
Cumulative currency translation adjustment — beginning of period	$—	$133
Effect of changes in exchange rates	59	11

Cumulative currency translation adjustment — end of period	$59	$144

17.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

On September 1, 2007, we redesignated our euro, GBP and CHF cross-currency swaps, noted above, as net investment hedges. Also, from September 1, 2007 through March 31, 2008, we entered into a series of interest rate swaps which we designated as cash flow hedges (see Note 11 — Debt). As of March 31, 2008, we had $712 million of cross-currency swaps (euro 475 million, GBP 62 million and CHF 35 million) and $600 million of interest rate swaps.

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

The fair values of our financial instruments and commodity contracts as of March 31, 2008 and 2007 were as follows (in millions).

		As of March 31, 2008
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2009 through 2012	$47	$(116)	$(69)
Cross-currency swaps	2009 through 2015	19	(189)	(170)
Interest rate currency swaps	2009 through 2011	4	—	4
Interest rate swaps	2009 through 2010	—	(15)	(15)
Aluminum forward contracts	2009 through 2011	134	(9)	125
Aluminum options	2009 through 2011	1	—	1
Electricity swap	2017	14	—	14
Embedded derivative instruments	2009	—	(20)	(20)
Natural gas swaps	2009 through 2010	5	—	5

Total fair value		224	(349)	(125)
Less: current portion(A)		203	(148)	55

Noncurrent portion(A)		$21	$(201)	$(180)

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

		As of March 31, 2007
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Predecessor:
Foreign exchange forward contracts	2008 through 2012	$16	$(20)	$(4)
Interest rate swaps	2008	2	—	2
Cross-currency swaps	2008 through 2015	6	(90)	(84)
Aluminum forward contracts	2008 through 2010	60	(8)	52
Aluminum options	2008	1	—	1
Electricity swap	2017	60	—	60
Embedded derivative instruments	2008	1	—	1
Natural gas swaps	2008	1	—	1

Total fair value		147	(118)	29
Less: current portion(A)		92	(33)	59

Noncurrent portion(A)		$55	$(85)	$(30)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented on the face of our accompanying consolidated balance sheets. The amounts of the current and noncurrent portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

18.	OTHER (INCOME) EXPENSES — NET

Other (income) expenses — net is comprised of the following (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Restructuring charges — net	$6	$1	$9	$19	$10
Exchange (gains) losses — net	(2)	4	6	(8)	(6)
Impairment charges on long-lived assets	1	—	8	—	7
(Gain) loss on disposal of business	—	—	—	15	—
(Gain) loss on sale of equity interest in non-consolidated affiliate(A)	—	—	—	(15)	—
(Gain) loss on sale of rights to develop and operate hydroelectric power plants(B)	—	—	—	(11)	—
(Gains) losses on disposals of property, plant and equipment — net	—	—	—	5	(17)
Other — net	(5)	(1)	1	(5)	(7)

Other (income) expenses — net	$—	$4	$24	$—	$(13)

(A)	In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque to the other shareholders of Petrocoque for approximately $20 million. We recognized a pre-tax gain of approximately $15 million.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

(B)	During the fourth quarter of 2006, we sold our rights to develop and operate two hydroelectric power plants in South America and recorded a pre-tax gain of approximately $11 million.

19.	INCOME TAXES

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

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Domestic (Canada)	$(102)	$(45)	$(44)	$(100)	$(40)
Foreign (all other countries)	134	(50)	(14)	(194)	258

Pre-tax income (loss) before equity in net (income) loss on non-consolidated affiliates and minority interests’ share	$32	$(95)	$(58)	$(294)	$218

The components of the Provision (benefit) for taxes on income (loss) are as follows (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Current provision (benefit):
Canada	$7	$—	$1	$1	$11
Foreign (all other countries)	71	21	15	72	66

Total current	78	21	16	73	77

Deferred provision (benefit):
Canada	—	4	—	4	(15)
Foreign (all other countries)	(5)	(21)	(9)	(81)	45

Total deferred	(5)	(17)	(9)	(77)	30

Total provision (benefit) for taxes on income (loss)	$73	$4	$7	$(4)	$107

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Pre-tax income (loss) before equity in net (income) loss on non-consolidated affiliates and minority interests’ share	$32	$(95)	$(58)	$(294)	$218

Canadian Statutory tax rate	32%	33%	33%	33%	33%

Provision (benefit) at the Canadian statutory rate	$10	$(31)	$(19)	$(97)	$72
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	39	23	6	15	23
Exchange remeasurement of deferred income taxes	27	3	2	3	1
Change in valuation allowances	(6)	13	23	71	5
Tax credits and other allowances	(1)	—	—	—	(2)
Expense/income items with no tax effect — net	5	(9)	1	13	7
Enacted tax rate changes	(17)	—	—	—	—
Tax rate differences on foreign earnings	2	2	(6)	(15)	5
Uncertain tax positions	17	—	—	—	—
Other — net	(3)	3	—	6	(4)

Provision (benefit) for taxes on income (loss)	$73	$4	$7	$(4)	$107

Effective tax rate	228%	(4)%	(12)%	1%	49%

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	As of March 31,
	2008	2007
	(Restated)
	Successor	Predecessor
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$324	$212
Tax losses/benefit carryforwards — net	311	286
Depreciation and Amortization	91	1
Other assets	53	48

Total deferred income tax assets	779	547
Less: valuation allowance	(160)	(143)

Net deferred income tax assets	$619	$404

Deferred income tax liabilities:
Depreciation and amortization	$940	$219
Inventory valuation reserves	81	114
Other liabilities	201	125

Total deferred income tax liabilities	$1,222	$458

Total deferred income tax liabilities	$1,222	$458
Less: Net deferred income tax assets	619	404

Net deferred income tax liabilities	$603	$54

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that valuation allowances of $160 million (as restated) and $143 million were necessary as of March 31, 2008 and 2007, as described below.

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

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Provision (benefit) for taxes on income (loss). As of March 31, 2008 and March 31, 2007, we had $14 million (as restated) and $8 million accrued for potential interest on income taxes, respectively. For the periods from May 16, 2007 through March 31, 2008; from April 1, 2007 through May 15, 2007 and for the three months ended March 31, 2007, our Provision (benefit) for taxes on income (loss) included a charge for an additional $5 million, $0.4 million and $1 million of potential interest, respectively.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	March 31, 2008	May 15, 2007	March 31, 2007
	(Restated)
	Successor	Predecessor	Predecessor
Beginning balance	$47	$46	$46
Additions based on tax positions related to the current period	2	—	—
Additions based on tax positions of prior years	7	—	1
Reductions based on tax positions of prior years	—	—	(1)
Settlements	—	—	—
Foreign Exchange	5	1	—

Ending Balance	$61	$47	$46

Income Taxes Payable and Paid

Our consolidated balance sheets include income taxes payable of $96 million and $42 million as of March 31, 2008 and 2007, respectively. Of these amounts, $35 million and $9 million are reflected in Accrued expenses and other current liabilities as of March 31, 2008 and 2007, respectively. Cash taxes paid are shown in the table below (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Cash taxes paid	$64	$9	$18	$68	$39

20.	COMMITMENTS AND CONTINGENCIES

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

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

21.	SEGMENT, GEOGRAPHICAL AREA AND MAJOR CUSTOMER INFORMATION

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

Adjustment to Eliminate Proportional Consolidation.  The financial information for our segments includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the GAAP-based measure, we must remove our proportional share of each line item that we included in the segment amounts. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

The tables below show selected segment financial information (in millions). The Corporate and Other column in the tables below includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Selected Segment Financial Information

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total

March 31, 2008 (Successor) (Restated)	$3,888	$4,171	$1,081	$1,478	$(199)	$263	$10,682

March 31, 2007 (Predecessor)	$1,566	$2,543	$1,110	$821	$(114)	$44	$5,970

					Adjustment to
					Eliminate
Investment in and Advances to Non-	North			South	Proportional	Corporate
Consolidated Affiliates	America	Europe	Asia	America	Consolidation	and Other	Total

March 31, 2008 (Successor) (Restated)	$1	$897	$—	$48	$—	$—	$946

March 31, 2007 (Predecessor)	$2	$102	$—	$49	$—	$—	$153

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
May 16, 2007 Through March 31, 2008	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$3,655	$3,828	$1,602	$885	$(5)	—	$9,965
Intersegment sales	9	3	10	27	—	(49)	—
Segment Income (Loss)	266	241	46	143	—	—	696
Interest income	(2)	(2)	(2)	(5)	—	(7)	(18)
Interest expense and amortization of debt issuance costs	53	5	11	—	—	122	191
Depreciation and amortization (Restated)	140	176	52	62	(56)	1	375
Write-off and amortization of fair value adjustments	242	(8)	(6)	(9)	—	—	219
Impairment charges on long-lived assets	—	1	—	—	—	—	1
Equity in net (income) loss of non-consolidated affiliates (Restated)	—	(4)	—	(21)	—	—	(25)
Provision (benefit) for taxes on income (loss) (Restated)	23	(70)	1	69	34	16	73
Capital expenditures	42	98	28	28	(14)	3	185

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
April 1, 2007 Through May 15, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$446	$510	$216	$109	$—	$—	$1,281
Intersegment sales	—	—	1	7	—	(8)	—
Segment Income (Loss)	(24)	32	6	18	—	—	32
Interest income	—	—	—	—	—	(1)	(1)
Interest expense and amortization of debt issuance costs	9	4	1	1	—	12	27
Depreciation and amortization	7	11	7	5	(3)	1	28
Equity in net (income) loss of non-consolidated affiliates	—	(1)	—	—	—	—	(1)
Provision (benefit) for taxes on income (loss)	(19)	10	—	14	—	(1)	4
Capital expenditures	4	8	4	3	(3)	1	17

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Year Ended December 31, 2005	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$3,265	$3,093	$1,391	$630	$(16)	$—	$8,363
Intersegment sales	2	31	8	41	—	(82)	—
Segment Income (Loss)	193	195	106	112	—	—	606
Interest income	(1)	(3)	(1)	(1)	—	(3)	(9)
Interest expense and amortization of debt issuance costs	44	10	11	3	—	135	203
Depreciation and amortization	72	96	51	44	(34)	1	230
Impairment charges on long-lived assets	—	7	—	—	—	—	7
Equity in net (income) loss of non-consolidated affiliates	—	(4)	—	(2)	—	—	(6)
Provision (benefit) for taxes on income (loss)	33	59	(8)	26	(4)	1	107
Capital expenditures	61	80	21	24	(20)	12	178

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table shows the reconciliation from Total Segment Income to Net income (loss) (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	(Restated)
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Total Segment Income	$696	$32	$141	$512	$606
Interest expense and amortization of debt issuance costs — net	(173)	(26)	(50)	(206)	(194)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(8)	5	(1)	(151)	141
Realized gains (losses) on corporate derivative instruments — net	16	(3)	(2)	(35)	45
Depreciation and amortization	(375)	(28)	(58)	(233)	(230)
Impairment charges on long-lived assets	(1)	—	(8)	—	(7)
Minority interests’ share	(4)	1	(2)	(1)	(21)
Adjustment to eliminate proportional consolidation(B)	(36)	(7)	(9)	(35)	(36)
Restructuring charges — net	(6)	(1)	(9)	(19)	(10)
Gain (loss) on disposals of property, plant, and equipment and businesses — net	—	—	—	(20)	17
Corporate selling, general and administrative expenses	(55)	(35)	(26)	(128)	(78)
Other costs — net(C)	(1)	1	(1)	37	10
Litigation settlement — net of insurance recoveries	—	—	—	—	(40)
Sale transaction fees	—	(32)	(32)	—	—
Benefit (provision) for taxes on income (loss)	(73)	(4)	(7)	4	(107)
Cumulative effect of accounting change — net of tax	—	—	—	—	(6)

Net income (loss)	$(20)	$(97)	$(64)	$(275)	$90

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments — net on our consolidated and combined statements of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
(Gains) losses on change in fair value of derivative instruments — net:
Realized and included in Segment Income	$(14)	$(18)	$(33)	$(249)	$(83)
Realized on corporate derivative instruments	(16)	3	2	35	(45)
Unrealized	8	(5)	1	151	(141)

(Gains) losses on change in fair value of derivative instruments — net	$(22)	$(20)	$(30)	$(63)	$(269)

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our consolidated and combined statements of operations. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

(C)	Other costs — net includes a gain on sale of equity interest in non-consolidated affiliates and a gain on sale of rights to develop and operate hydroelectric power plants, recognized in the three months ended December 31, 2006 (see Note 18 — Other (Income) Expenses — net).

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

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales:
United States	$3,419	$427	$870	$3,474	$3,029
Asia and Other Pacific	1,602	216	413	1,691	1,391
Brazil	880	109	235	847	616
Canada	236	19	55	217	234
Germany	2,508	212	651	2,263	1,850
United Kingdom	445	79	136	428	339
Other Europe	875	219	270	929	904

Total Net sales	$9,965	$1,281	$2,630	$9,849	$8,363

	As of March 31,
	2008	2007
	(Restated)
	Successor	Predecessor
Long-lived assets:
United States	$2,509	$415
Asia and Other Pacific	565	601
Brazil	967	440
Canada	514	101
Germany	247	210
United Kingdom	170	162
Other Europe	1,142	436

Total long-lived assets	$6,114	$2,365

Major Customer Information

All of our operating segments had Net sales to Rexam Plc (Rexam), our largest customer. The table below shows our net sales to Rexam as a percentage of total Net sales.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended	Year Ended December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006	2005
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales to Rexam as a percentage of total net sales	15.3%	13.5%	15.5%	14.1%	12.5%

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

22.	QUARTERLY RESULTS

The following tables present select operating results (in millions) and dividends per common share information by period. Certain reclassifications of prior period quarterly amounts have been made to conform to the presentation adopted for the current year.

	Period from
	April 1, 2007	May 16, 2007		Quarter Ended
	Through	Through		September 30,		December 31,		March 31,
	May 15, 2007	June 30, 2007(A)(B)		2007(A)(B)		2007(A)(B)		2008(A)(B)
		As		As		As		As
		Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	Predecessor	Successor	Successor	Successor	Successor	Successor	Successor	Successor	Successor
Net sales	$1,281	$1,547	$1,547	$2,821	$2,821	$2,735	$2,735	$2,862	$2,862
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,205	1,436	1,436	2,555	2,555	2,475	2,474	2,576	2,577
Selling, general and administrative expenses	95	42	42	88	88	99	99	90	90
Depreciation and amortization	28	53	53	102	103	105	108	107	111
Research and development expenses	6	13	13	10	10	11	11	12	12
Interest expense and amortization of debt issuance costs — net	26	25	25	56	56	47	47	45	45
(Gain) loss on change in fair value of derivative instruments — net	(20)	(14)	(14)	36	30	50	56	(94)	(94)
Equity in net (income) loss of non-consolidated affiliates	(1)	1	1	4	(20)	4	3	(5)	(9)
Sale transaction fees	32	—	—	—	—	—	—	—	—
Other (income) expenses — net	4	11	11	(7)	(2)	(11)	(16)	7	7
Provision (benefit) for taxes on income (loss)	4	36	27	(36)	20	4	26	(1)	—
Minority interests’ share	(1)	(2)	(2)	—	—	—	—	7	6

Net income (loss)	$(97)	$(54)	$(45)	$13	$(19)	$(49)	$(73)	$118	$117

Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

(A)	Unaudited.

(B)	See Note 2 — Restatement of Financial Statements.

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

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	May 16, 2007 Through March 31, 2008 — Successor
			Non-
(Restated)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,300	$8,266	$2,701	$(2,302)	$9,965

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,294	7,504	2,546	(2,302)	9,042
Selling, general and administrative expenses	40	210	69	—	319
Depreciation and amortization	19	294	62	—	375
Research and development expenses	27	17	2	—	46
Interest expense and amortization of debt issuance costs — net	34	118	21	—	173
(Gain) loss on change in fair value of derivative instruments — net	8	(13)	(17)	—	(22)
Equity in net (income) loss of affiliates	(83)	(25)	—	83	(25)
Other (income) expenses — net	(33)	8	25	—	—

	1,306	8,113	2,708	(2,219)	9,908

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(6)	153	(7)	(83)	57
Provision (benefit) for taxes on income (loss)	14	53	6	—	73

Income (loss) before minority interests’ share	(20)	100	(13)	(83)	(16)
Minority interests’ share	—	—	(4)	—	(4)

Net income (loss)	$(20)	$100	$(17)	$(83)	$(20)

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2008 — Successor
			Non-
(Restated)	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$12	$177	$137	$—	$326
Accounts receivable — net of allowances
— third parties	38	818	392	—	1,248
— related parties	518	289	34	(810)	31
Inventories	57	993	405	—	1,455
Prepaid expenses and other current assets	4	35	19	—	58
Current portion of fair value of derivative instruments	—	186	30	(13)	203
Deferred income tax assets	—	121	4	—	125

Total current assets	629	2,619	1,021	(823)	3,446
Property, plant and equipment — net	175	2,458	724	—	3,357
Goodwill	—	1,680	189	—	1,869
Intangible assets — net	—	888	—	—	888
Investments	3,629	945	1	(3,629)	946
Fair value of derivative instruments — net of current portion	—	18	3	—	21
Deferred income tax assets	10	—	2	—	12
Other long-term assets	1,328	160	135	(1,480)	143

Total assets	$5,771	$8,768	$2,075	$(5,932)	$10,682

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$11	$1	$—	$15
Short-term borrowings
— third parties	—	70	45	—	115
— related parties	5	370	25	(400)	—
Accounts payable
— third parties	84	925	573	—	1,582
— related parties	110	233	88	(376)	55
Accrued expenses and other current liabilities	39	699	129	(17)	850
Deferred income tax liabilities	—	39	—	—	39

Total current liabilities	241	2,347	861	(793)	2,656
Long-term debt — net of current portion
— third parties	1,761	698	101	—	2,560
— related parties	—	1,206	304	(1,510)	—
Deferred income tax liabilities	1	680	20	—	701
Accrued postretirement benefits	23	297	101	—	421
Other long-term liabilities	222	431	19	—	672

	2,248	5,659	1,406	(2,303)	7,010

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	149	—	149

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(20)	3,075	564	(3,639)	(20)
Accumulated other comprehensive income (loss)	46	34	(44)	10	46

Total shareholder’s equity	3,523	3,109	520	(3,629)	3,523

Total liabilities and shareholder’s equity	$5,771	$8,768	$2,075	$(5,932)	$10,682

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

Novelis Inc.

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	May 16, 2007 Through March 31, 2008 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$88	$363	$144	$(190)	$405

INVESTING ACTIVITIES
Capital expenditures	(11)	(143)	(31)	—	(185)
Proceeds from sales of assets	5	2	1	—	8
Changes to investment in and advances to non-consolidated affiliates	(40)	25	(1)	40	24
Proceeds from loans receivable — net — related parties	—	18	—	—	18
Net proceeds from settlement of derivative instruments	12	32	(7)	—	37

Net cash provided by (used in) investing activities	(34)	(66)	(38)	40	(98)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	40	—	(40)	92
Proceeds from issuance of debt	300	659	141	—	1,100
Principal repayments
— third parties	(261)	(608)	(140)	—	(1,009)
— related parties	—	(189)	31	158	—
Short-term borrowings — net
— third parties	(45)	(188)	(8)	—	(241)
— related parties	(99)	81	(14)	32	—
Dividends
— minority interests	—	—	(1)	—	(1)
Debt issuance costs	(37)	—	—	—	(37)

Net cash provided by (used in) financing activities	(50)	(205)	9	150	(96)

Net increase in cash and cash equivalents	4	92	115	—	211
Effect of exchange rate changes on cash balances held in foreign currencies	—	11	2	—	13
Cash and cash equivalents — beginning of period	8	74	20	—	102

Cash and cash equivalents — end of period	$12	$177	$137	$—	$326

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

Restatement

The Company has restated its consolidated financial statements as of March 31, 2008 and for the period from May 16, 2007 through March 31, 2008 to reflect non-cash accounting adjustments to correct errors in our application of purchase accounting for an equity method investment which led to a misstatement of our provision for income taxes during the period we were finalizing our purchase accounting. The Company has also included in the appropriate periods in its restated consolidated financial statements other miscellaneous adjustments that were previously identified but deemed not to be material by management, either individually or in the aggregate, and therefore were corrected in the period in which they were identified. See Note 2 — Restatement of Financial Statements in the accompanying consolidated and combined financial statements for further information.

As a result of the identification of errors in our financial statements requiring us to restate our consolidated financial statements for the year ended March 31, 2008, management has reassessed the effectiveness of internal control over financial reporting as of March 31, 2008.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this amended Annual Report on Form 10-K/A for the year ended March 31, 2008, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008 because of the material weakness in our internal control over financial reporting discussed below.

Notwithstanding the material weakness described below, our management, based on the additional analysis and other post closing procedures performed during the restatement process, has concluded that the company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principals in the United States of America (GAAP) for each of the periods presented herein.

Remediation of Previously Disclosed Material Weakness and Identification of an Additional Material Weakness

We reported in our original Annual Report on Form 10-K for the year ended March 31, 2008, that management concluded the material weakness relating to our accounting for income taxes previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006, had been remediated. In conjunction with this amended Annual Report on Form 10-K/A for the year ended March 31, 2008 and under the authorization and direction of our Audit Committee, management has reassessed the effectiveness of the Company’s internal control over financial reporting and determined that (a) the material weakness relating to our accounting for income taxes remains remediated and (b) a new material weakness in the application of purchase accounting for an equity method investee including related income tax accounts has been identified.

Remediation of Previously Disclosed Material Weakness

After a careful review of the accounting errors leading to this Form 10-K/A, management determined that the material weakness relating to accounting for income taxes remains remediated as of March 31, 2008. The actions taken to remediate this previously disclosed material weakness included the following:

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

Identification of an Additional Material Weakness

In July 2008, we identified non-cash errors relating to our purchase accounting for an equity method investee including related income tax accounts. As a result of our identification of these errors, our Audit Committee and management concluded on August 1, 2008, that our previously issued consolidated financial statements for our fiscal year ended March 31, 2008, should no longer be relied upon. Upon conducting a review of these accounting errors, management determined that as of March 31, 2008, we had a material weakness with respect to the application of purchase accounting for an equity method investee including the related income tax accounts.

Changes in Internal Control over Financial Reporting

During February 2008, the Company hired a Director and two Managers of Tax who will assist Mr. Pashos with tax planning, accounting and support.

These represent changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended March 31, 2008, our management previously concluded that we maintained effective internal control over financial reporting as of March 31, 2008. Management subsequently concluded that the material weakness described below existed as of March 31, 2008. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO. Accordingly, management has restated its report on internal control over financial reporting.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2008 we did not maintain effective controls over the application of purchase accounting for an equity method investee including related income tax accounts. Specifically, our controls did not ensure the accuracy and validity of our purchase accounting adjustments for an equity method investee, resulting in an error in our provision for income taxes during the period we were finalizing our purchase accounting. This control deficiency resulted in adjustments affecting the period from May 15, 2007 through March 31, 2008 identified in Note 2 — Restatement of Financial Statements in the accompanying consolidated and combined financial statements. Additionally, this control deficiency could result in a material misstatement of the accounts identified in Note 2 — Restatement of Financial Statements in the accompanying consolidated and combined financial statements that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly management has determined that this control deficiency constitutes a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan for Material Weakness Existing as of March 31, 2008

As of March 31, 2008, we did not maintain effective controls over our purchase accounting for an equity method investee including related income tax accounts. Specifically, our controls did not ensure the accuracy of our purchase accounting adjustments for an equity method investee, which led to an error in our provision for income taxes during the period we were finalizing our purchase accounting. This control deficiency resulted in adjustments identified in Note 2 — Restatement of Financial Statements in the accompanying consolidated and combined financial statements.

Our plan for remediating this material weakness includes the following:

1. We conducted a full review of the purchase accounting for the Hindalco acquisition, including a review of the valuation approach, as well as the related accounting for equity method investees and related income tax accounts. This review was conducted by the Principal Financial Officer, corporate and regional financial officers, corporate and regional tax personnel, and the company’s external valuation expert.

2. Management will re-evaluate all accounting and financial reporting controls for purchase accounting and equity method investees, including related income tax accounts.

3. Training sessions will be conducted for key financial and tax personnel regarding equity method accounting and related income tax accounting matters.

4. Management is transitioning certain purchase accounting responsibilities to our regional financial personnel, including tax personnel, and developing procedures to monitor the ongoing activity in the regions.

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

Name	Director Since	Age	Position

Kumar Mangalam Birla	May 15, 2007	40	Chairman of the Board
Askaran Agarwala(2)	May 15, 2007	74	Director
Debnarayan Bhattacharya(1)(2)	May 15, 2007	59	Director and Vice Chairman of the Board
Clarence J. Chandran(1)(2)	January 6, 2005	59	Director
Donald A. Stewart(1)	May 15, 2007	61	Director

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

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

Our Executive Officers

The information required as to executive officers is set forth in Part I, Item 1. Business — Our Executive Officers, in this Annual Report on Form 10-K/A.

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

The Committee met during the first quarter of fiscal year 2009 to evaluate and approve fiscal 2008 payout for the LTIP FY 2008 — FY2010 for Messrs. de Weert, Greenawalt, Walpole and Nardocci. The Committee also evaluated and recommended for approval by the Board the LTIP FY 2008 — FY2010 for Ms. Brooks and Mr. Fisher. Messrs. Blechschmidt, Dobson and Godsell, former executives who departed during fiscal 2008, did not participate in the LTIP program. One-tenth of the total LTIP Approved Grant was eligible for payout based on improvement in Economic Profit, which we define as Net Operating Profit After Tax, less capital charges, in fiscal 2008. Based on the Company’s performance, the Committee and board approved the LTIP payouts at the 70.07% level for fiscal 2008 as set forth in the table below. Payouts were made in the first quarter of fiscal 2009.

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

							Non-Equity	Change
							Incentive	in
						Option	Plan	Pension	All Other
		Salary	Bonus		Stock	Awards	Compensation	Value	Compensation	Total
Name and Principal Position	Year	($)	($)		Awards ($)	($)	($)(1)	($)(2)	($)(3)	($)

Edward Blechschmidt,	2008	292,500	792,500	(4)	—	—	—	—	200,649 (5)	1,285,649
Former Acting Chief Executive Officer	J-M 2007	195,000	—		—	—	—	—	140,000 (6)	335,000
Martha Finn Brooks,	2008	672,572	—		896,739	10,466,761	1,096,223	97,640	92,991	13,322,926
President and Chief Operating	J-M 2007	163,750	—		1,692,965	264,377	147,375	97,363	12,707	2,378,537
Officer	2006	655,000	—		784,197	552,181	475,000	139,903	132,535	2,738,816
Rick Dobson,	2008	168,750	125,000	(7)	202,411	1,644,039	42,188	—	3,111,453	5,293,841
Former Senior Vice	J-M 2007	112,500	—		69,443	87,364	84,375	—	16,034	369,716
President & Chief Financial Officer	2006	202,679	125,000	(7)	74,073	63,096	200,000	—	56,890	721,738
Steven Fisher ,	2008	334,538	40,000	(8)	171,780	386,927	361,175	—	63,732	1,358,152
Chief Financial Officer
Arnaud de Weert	2008	674,280	—		247,123	670,448	601,043	24,801	114,236	2,331,931
Senior Vice President and	J-M 2007	158,000	—		29,202	140,621	98.750	4,219	20,203	450,995
President Europe	2006	340,631	160,927		31,149	33,413	300,000	9,428	110,487	986,035
Kevin Greenawalt,	2008	332,500	—		259,507	1,718,327	280,718	80,281	30,504	2,701,837
Former Senior Vice President	J-M 2007	77,500	—		511,777	412,630	46,500	114,707	7,054	1,170,168
and President North America	2006	310,000	—		232,896	293,949	150,000	219,749	36,730	1,243,324
Thomas Walpole,	2008	270,000	—		217,752	981,865	210,890	59,765	607,032	2,347,304
Senior Vice President and	J-M 2007	66,458	—		289,674	278,790	34,406	73,616	3,866	746,810
President Asia
Antonio Tadeu Coehlo Nardocci,	2008	359,732	—		211,288	1,154,909	373,919	—	103,105	2,202,953
Senior Vice President and President South America	J-M 2007	81,416	—		506,079	105,474	46,466	—	25,777	765,212
David Godsell,	2008	77,500	—		95,437	1,482,825	21,313	676,736	2,346,512	4,700,323
Former Vice President Human	J-M 2007	77,500	—		431,348	32,439	42,625	164,257	6,344	754,513
Resources and Environment, Health and Safety

(1)	Represents awards earned under the short-term incentive plan for the period April 1, 2007 through May 15, 2007 and under the Novelis Annual Incentive Plan (AIP) for the period May 16, 2007 though March 31, 2008.

(2)	Represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified and non-qualified defined benefit pension plans during fiscal 2008. Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements for the fiscal year ended March 31, 2008.

(3)	With the exception of Mr. Blechschmidt (see footnote (6) below), the amounts for 2008 shown in the All Other Compensation Column reflect the values from the table below.

			Company
			Contribution to					Other
	Severance		Defined		Relocation and			Perquisites and
	Related		Contribution	Group Life	Hosing Related		Child Tuition	Personal
	Payments		Plans	Insurance	Payments		Reimbursement	Benefits		Total
Name	($)		($)(a)	($)	($)		($)	($)		($)

Martha Finn Brooks	—		8,588	2,106	6,281		48,741	27,275	(b)	92,991
Rick Dobson	2,923,021	(c)	148,471	810	35,194		—	3,957	(d)	3,111,453
Steven Fisher	—		35,510	286	7,927		—	20,009	(b)	63,732
Arnaud de Weert	—		87,778	—	—		—	26,458	(d)	114,236
Kevin Greenawalt	—		10,463	1,408	—		—	18,633	(b)	30,504
Thomas Walpole	—		10,172	1,024	592,895	(e)	—	2,941	(f)	607,032
Antonio Tadeu Coehlo Nardocci	—		85,909	2,063	—		—	15,134	(g)	103,106
David Godsell	2,283,578	(h)	26,888	1,317	19,011		—	15,718	(b)	2,346,512

(a)	Represents matching contribution (and discretionary contributions in the case of Messrs. Fisher, Dobson and Godsell) made to our tax qualified and non-qualified defined contribution plans.

(b)	Includes executive flex allowance, car allowance, and home security, each of which individually had an aggregate incremental cost less than $25,000.

(c)	Represents payments due to a change in control, $1,575,000 for change in control payment, $53,976 in lieu of health care coverage, tax gross ups for Internal Revenue Code Section 280G consideration in the amount of $1,294,045.

(d)	Includes executive flex allowance and car allowance, each of which individually had an aggregate incremental cost less than $25,000.

(e)	Includes (i) an Expatriate Premium of $158,044; (ii) Employer paid Korean Tax Deposit of $240,670; (iii) Employer provided housing of $99,466; (iv) Employer paid car/driver for Korean assignment of $52,248; (v) travel reimbursement of $3,651; and (vi) relocation allowance of $38,816 pursuant to expatriate agreement.

(f)	Includes car allowance, and tax advice, each of which individually had an aggregate incremental cost less than $25,000.

(g)	Includes car allowance, home security and medical cost reimbursement, each of which individually had an aggregate incremental cost less than $25,000.

(h)	Represents payments due to a change in control, $961,000 for change in control payment, $50,000 one time payment, tax gross ups for 280G consideration in the amount of $1,272,578.

(4)	The board approved discretionary and incentive awards totaling $792,500 for Mr. Blechschmidt based on his efforts as our Acting Chief Executive Officer.

(5)	Represents the final payout of the Director Deferred Share Unit (DDSU) plan following the transaction with Hindalco. The payout includes amounts earned while a director in fiscal year 2008.

(6)	Represents supplemental compensation paid to Mr. Blechschmidt for his board service.

(7)	Mr. Dobson received these payments as the two installments of his signing bonus when he joined Novelis in 2006.

(8)	Mr. Fisher received a discretionary, exceptional achievement award for his service during fiscal year 2008.

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

The terms “change in control,” “good reason,” and “disability” are defined in the relevant agreements, each of which is filed as an exhibit to this Form 10-K/A.

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

Annual Incentive Plan — 2007 - 2008

The board approved the Novelis Annual Incentive Plan (AIP) 2007 — 2008 on August 6, 2007. The AIP is designed to provide an annual incentive opportunity to our key management group. Our general philosophy is that annual cash incentives should be tied to both company-wide and business unit goals as well as individual performance. Annual incentives should be consistent with the strategic goals set by the board, and the performance benchmarks should be sufficiently ambitious so as to provide meaningful incentive to our executive officers. In the normal circumstances, we would expect that approximately 20% of an executive officer’s total direct compensation would be attributable to short-term incentives.

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

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement (the Arrangement) entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007 (see Note 3 — Acquisition of Novelis Common Stock to our accompanying consolidated and combined financial statements).

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

•	Audit-Related Fees: $176,000 (for the period from May 15, 2007 through March 31, 2008) related to consultations concerning anticipated transactions.

•	Tax Fees: $602,000 (for the period from May 15, 2007 through March 31, 2008) related to a transfer pricing study.

•	All Other Fees: $4,500 (for the periods from January 1, 2007 through March 31, 2007, April 1, 2007 through May 15, 2007, and May 16, 2007 through March 31, 2008) and $14,000 (for the fiscal year ended December 31, 2006) for fees related to an on-line research tool.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statement Schedules

None.

2.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.2	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to Exhibit 4.2 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.3	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.3 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.4	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.5 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.6	Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))

Exhibit
No.		Description

10.1		$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.2		$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., As Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.3		Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.4		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.5		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.6**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot
10	.7**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility
10	.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America
10	.9**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe
10	.10*	Letter Agreement between Novelis Inc. and Edward A. Blechschmidt dated as of January 16, 2007 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.11*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.11 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.12*	Employment Letter, dated June 23, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.12 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))

Exhibit
No.		Description

10	.13*	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.13 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.14*	Employment Arrangement between Steven Fisher and Novelis Inc. as described in the Form 8-K and Form 8-K/A filed on May 21, 2007 and August 15, 2007, respectively (incorporated by reference to Exhibit 10.14 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.15*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.15 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.16*	Employment Agreement of Antonio Tadeu Coelho Nardocci dated as of November 8, 2004 (incorporated by reference to Exhibit 10.16 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.17*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.17 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.18*	Letter Agreement between Novelis Inc. and David Godsell dated as of November 10, 2004 (incorporated by reference to Exhibit 10.18 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.19*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 10.19 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.20*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 10.20 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.21*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 10.21 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.22*	Form of Amendment to Recognition Agreements (incorporated by reference to Exhibit 10.22 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.23*	Form of SAR Award (incorporated by reference to Exhibit 10.23 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.24*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.24 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.25*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.25 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.26*	Form of Novelis Long-Term Incentive Plan for Fiscal 2008-2010 (incorporated by reference to Exhibit 10.26 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.27*	Separation and Release Agreement between Novelis Inc. and Rick Dobson dated August 15, 2007 (incorporated by reference to Exhibit 10.27 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.28*	Agreement Regarding Termination of Employment between Novelis Inc. and David Godsell dated as of November 12, 2007 (incorporated by reference to Exhibit 10.28 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.29*	Separation and Release Agreement between Novelis Inc. and David Godsell dated November 12, 2007 (incorporated by reference to Exhibit 10.29 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.30		Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.30 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))

Exhibit
No.		Description

10.31		Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.31 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.32*	Form of Amended and Restated Novelis Founders Performance Awards Plan dated March 14, 2006 (incorporated by reference to Exhibit 10.32 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.33*	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to Exhibit 10.33 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.34*	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.34 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.35*	Novelis Founders Performance Award Notification for Kevin Greenawalt dated March 31, 2005 (incorporated by reference to Exhibit 10.35 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.36*	Novelis Founders Performance Award Notification for Thomas Walpole dated March 31, 2005 (incorporated by reference to Exhibit 10.36 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.37*	Novelis Founders Performance Award Notification for Tadeu Nardocci dated March 31, 2005 (incorporated by reference to Exhibit 10.37 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.38*	Novelis Founders Performance Award Notification for David Godsell dated March 31, 2005 (incorporated by reference to Exhibit 10.38 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.39*	Form of Novelis Annual Incentive Plan for 2007 — 2008 (incorporated by reference to Exhibit 10.39 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
11.1		Statement regarding computation of per share earnings ((incorporated by reference to Exhibit 11.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
21.1		List of subsidiaries of Novelis Inc. (incorporated by reference to Exhibit 21.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.

By:	/s/ Martha Finn Brooks
Name:     Martha Finn Brooks

Title:	President and Chief Operating Officer

Date: August 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martha Finn Brooks Martha Finn Brooks	(Principal Executive Officer)	Date: August 11, 2008

/s/ Steven Fisher Steven Fisher	(Principal Financial Officer)	Date: August 11, 2008

/s/ Kumar Mangalam Birla Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: August 11, 2008

/s/ Askaran Agarwala Askaran Agarwala	(Director)	Date: August 11, 2008

/s/ Debnarayan Bhattacharya Debnarayan Bhattacharya	(Director)	Date: August 11, 2008

/s/ Clarence J. Chandran Clarence J. Chandran	(Director)	Date: August 11, 2008

/s/ Donald A. Stewart Donald A. Stewart	(Director)	Date: August 11, 2008

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
3.2	By-law No. 1 of Novelis Inc. (incorporated by reference to Exhibit 3.2 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.2	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to Exhibit 4.2 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.3	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.3 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.4	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.5 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
4.6	Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.1	$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.2	$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., As Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.3	Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))

Exhibit
No.		Description

10.4		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.5		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.6**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot
10	.7**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility
10	.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America
10	.9**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe
10	.10*	Letter Agreement between Novelis Inc. and Edward A. Blechschmidt dated as of January 16, 2007 (incorporated by reference to Exhibit 10.10 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.11*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.11 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.12*	Employment Letter, dated June 23, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.12 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.13*	Addendum to Rick Dobson Offer Letter, dated June 20, 2006, by and between Rick Dobson and Novelis Inc. (incorporated by reference to Exhibit 10.13 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.14*	Employment Arrangement between Steven Fisher and Novelis Inc. as described in the Form 8-K and Form 8-K/A filed on May 21, 2007 and August 15, 2007, respectively (incorporated by reference to Exhibit 10.14 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.15*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.15 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.16*	Employment Agreement of Antonio Tadeu Coelho Nardocci dated as of November 8, 2004 (incorporated by reference to Exhibit 10.16 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.17*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.17 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.18*	Letter Agreement between Novelis Inc. and David Godsell dated as of November 10, 2004 (incorporated by reference to Exhibit 10.18 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.19*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 10.19 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.20*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 10.20 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.21*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 10.21 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))

Exhibit
No.		Description

10	.22*	Form of Amendment to Recognition Agreements (incorporated by reference to Exhibit 10.22 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.23*	Form of SAR Award (incorporated by reference to Exhibit 10.23 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.24*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.24 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.25*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.25 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.26*	Form of Novelis Long-Term Incentive Plan for Fiscal 2008-2010 (incorporated by reference to Exhibit 10.26 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.27*	Separation and Release Agreement between Novelis Inc. and Rick Dobson dated August 15, 2007 (incorporated by reference to Exhibit 10.27 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.28*	Agreement Regarding Termination of Employment between Novelis Inc. and David Godsell dated as of November 12, 2007 (incorporated by reference to Exhibit 10.28 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.29*	Separation and Release Agreement between Novelis Inc. and David Godsell dated November 12, 2007 (incorporated by reference to Exhibit 10.29 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.30		Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.30 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10.31		Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.31 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.32*	Form of Amended and Restated Novelis Founders Performance Awards Plan dated March 14, 2006 (incorporated by reference to Exhibit 10.32 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.33*	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to Exhibit 10.33 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.34*	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.34 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.35*	Novelis Founders Performance Award Notification for Kevin Greenawalt dated March 31, 2005 (incorporated by reference to Exhibit 10.35 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.36*	Novelis Founders Performance Award Notification for Thomas Walpole dated March 31, 2005 (incorporated by reference to Exhibit 10.36 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.37*	Novelis Founders Performance Award Notification for Tadeu Nardocci dated March 31, 2005 (incorporated by reference to Exhibit 10.37 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.38*	Novelis Founders Performance Award Notification for David Godsell dated March 31, 2005 (incorporated by reference to Exhibit 10.38 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.39*	Form of Novelis Annual Incentive Plan for 2007 — 2008 (incorporated by reference to Exhibit 10.39 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
11.1		Statement regarding computation of per share earnings ((incorporated by reference to Exhibit 11.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))

Exhibit
No.	Description

21.1	List of subsidiaries of Novelis Inc. (incorporated by reference to Exhibit 21.1 to our Form 10-K filed on June 19, 2008 (File No. 001-32312))
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.