Form 10-Q
period 2008-06-30
Novelis Inc.
filed 2008-08-14
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

As of July 31, 2008, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) Three Months Ended June 30, 2008; May 16, 2007 Through June 30, 2007 (Restated); and April 1, 2007 Through May 15, 2007	2
	Condensed Consolidated Balance Sheets (unaudited) As of June 30, 2008 and March 31, 2008 (Restated)	3
	Condensed Consolidated Statements of Cash Flows (unaudited) Three Months Ended June 30, 2008; May 16, 2007 Through June 30, 2007 (Restated); and April 1, 2007 Through May 15, 2007	4
	Condensed Consolidated Statement of Shareholder’s Equity (unaudited) Three Months Ended June 30, 2008 (Restated as to opening balance)	5
	Notes to the Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 4.	Controls and Procedures	75

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	77
Item 6.	Exhibits	79
EX-10.1 EMPLOYMENT LETTER
EX-10.2 FORM OF NOVELIS LONG-TERM INCENTIVE PLAN
EX-31.1 SECTION CERTIFICATION OF PEO
EX-31.2 SECTION 302 CERTIFICATION OF PFO
EX-32.1 SECTION 906 CERTIFICATION OF PEO
EX-32.2 SECTION 906 CERTIFICATION OF PFO

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
		(Restated)(A)
	Successor	Successor	Predecessor
Net sales	$3,103	$1,547	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,831	1,436	1,205
Selling, general and administrative expenses	84	42	95
Depreciation and amortization	116	53	28
Research and development expenses	12	13	6
Interest expense and amortization of debt issuance costs — net	40	25	26
(Gain) loss on change in fair value of derivative instruments — net	(66)	(14)	(20)
Equity in net (income) loss of non-consolidated affiliates	2	1	(1)
Sale transaction fees	—	—	32
Other (income) expenses — net	22	11	4

	3,041	1,567	1,375

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	62	(20)	(94)
Provision (benefit) for taxes on income (loss)	35	27	4

Income (loss) before minority interests’ share	27	(47)	(98)
Minority interests’ share	(2)	2	1

Net income (loss)	25	(45)	(97)

Other comprehensive income (loss) — net of tax
Currency translation adjustment	10	(2)	35
Change in fair value of effective portion of hedges — net	11	1	(1)
Amortization of net actuarial loss for postretirement benefit plans	—	—	(1)

Other comprehensive income (loss) — net of tax	21	(1)	33

Comprehensive income (loss)	$46	$(46)	$(64)

(A)	See Note 2 — Restatement of Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	As of
	June 30,	March 31,
	2008	2008
		(Restated)(A)
	Successor	Successor

ASSETS
Current assets
Cash and cash equivalents	$296	$326
Accounts receivable (net of allowances of $1 as of June 30, 2008 and March 31, 2008)
— third parties	1,577	1,248
— related parties	27	31
Inventories	1,577	1,455
Prepaid expenses and other current assets	86	58
Current portion of fair value of derivative instruments	198	203
Deferred income tax assets	111	125

Total current assets	3,872	3,446
Property, plant and equipment — net	3,253	3,357
Goodwill	1,868	1,869
Intangible assets — net	868	888
Investment in and advances to non-consolidated affiliates	938	946
Fair value of derivative instruments — net of current portion	32	21
Deferred income tax assets	9	12
Other long-term assets
— third parties	92	102
— related parties	37	41

Total assets	$10,969	$10,682

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$14	$15
Short-term borrowings	430	115
Accounts payable
— third parties	1,613	1,582
— related parties	61	55
Accrued expenses and other current liabilities	805	850
Deferred income tax liabilities	46	39

Total current liabilities	2,969	2,656
Long-term debt — net of current portion	2,553	2,560
Deferred income tax liabilities	695	701
Accrued postretirement benefits	435	421
Other long-term liabilities	599	672

	7,251	7,010

Commitments and contingencies
Minority interests in equity of consolidated affiliates	149	149

Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of June 30, 2008 and March 31, 2008	—	—
Additional paid-in capital	3,497	3,497
Retained earnings (Accumulated deficit)	5	(20)
Accumulated other comprehensive income (loss)	67	46

Total shareholder’s equity	3,569	3,523

Total liabilities and shareholder’s equity	$10,969	$10,682

(A)	See Note 2 — Restatement of Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	(Restated)(A)
	Successor	Successor	Predecessor
OPERATING ACTIVITIES
Net income (loss)	$25	$(45)	$(97)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	116	53	28
(Gain) loss on change in fair value of derivative instruments — net	(66)	(14)	(20)
Deferred income taxes	10	14	(18)
Amortization of debt issuance costs	1	—	1
Write-off and amortization of fair value adjustments — net	(64)	(6)	—
Equity in net (income) loss of non-consolidated affiliates	2	1	(1)
Dividends from non-consolidated affiliates	—	—	4
Minority interests’ share	2	(2)	(1)
Impairment charges on long-lived assets	1	—	—
(Gain) loss on sales of property, plant and equipment — net	(1)	—	—
Changes in assets and liabilities:
Accounts receivable
— third parties	(337)	(59)	(21)
— related parties	(2)	—	—
Inventories	(129)	70	(76)
Prepaid expenses and other current assets	(29)	5	(7)
Other long-term assets	8	(1)	(1)
Accounts payable
— third parties	63	—	(62)
— related parties	11	1	—
Accrued expenses and other current liabilities	(5)	(78)	42
Accrued postretirement benefits	16	5	1
Other long-term liabilities	27	12	(2)

Net cash provided by (used in) operating activities	(351)	(44)	(230)

INVESTING ACTIVITIES
Capital expenditures	(33)	(22)	(17)
Proceeds from sales of property, plant and equipment	1	1	—
Changes to investment in and advances to non-consolidated affiliates	6	1	1
Proceeds from loans receivable — net — related parties	8	4	—
Net proceeds from settlement of derivative instruments	34	29	18

Net cash provided by (used in) investing activities	16	13	2

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	92	—
Proceeds from issuance of debt	—	—	150
Principal repayments	(4)	(46)	(1)
Short-term borrowings — net	313	83	60
Dividends — minority interests	—	(1)	(7)
Debt issuance costs	—	(13)	(2)
Proceeds from the exercise of stock options	—	—	1

Net cash provided by (used in) financing activities	309	115	201

Net increase (decrease) in cash and cash equivalents	(26)	84	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	(4)	—	1
Cash and cash equivalents — beginning of period	326	102	128

Cash and cash equivalents — end of period	$296	$186	$102

Supplemental disclosures of cash flow information:
Interest paid	$17	$14	$13
Income taxes paid	$55	$12	$9
Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock (See Note 1):
Property, plant and equipment		$(1,244)
Goodwill		$(1,866)
Intangible assets		$(859)
Investment in and advances to non-consolidated affiliates		$(610)
Debt		$66

(A)	See Note 2 — Restatement of Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(in millions, except number of shares)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Successor
Balance as of March 31, 2008 (Restated)(A)	77,459,658	$—	$3,497	$(20)	$46	$3,523
Net income (loss)	—	—	—	25	—	25
Currency translation adjustment	—	—	—	—	10	10
Change in fair value of effective portion of hedges — net	—	—	—	—	11	11

Balance as of June 30, 2008	77,459,658	$—	$3,497	$5	$67	$3,569

(A)	See Note 2 — Restatement of Financial Statements.

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

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of June 30, 2008, we had operations on four continents: North America; Europe; Asia and South America, through 32 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K/A for the year ended March 31, 2008 filed with the United States Securities and Exchange Commission (SEC) on August 11, 2008. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to SEC Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.

Acquisition of Novelis Common Stock and Predecessor and Successor Reporting

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary pursuant to a plan of arrangement (the Arrangement) at a price of $44.93 per share. The aggregate purchase price for all of the Company’s common shares was $3.4 billion and Hindalco also assumed $2.8 billion of Novelis’ debt for a total transaction value of $6.2 billion. Subsequent to completion of the Arrangement on May 15, 2007, all of our common shares were indirectly held by Hindalco.

Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB No. 103). In the accompanying condensed consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the Company’s condensed consolidated financial statements and certain note presentations for the three months ended June 30, 2007 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through June 30, 2007, labeled “Successor”). The accompanying condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Interim Reporting

The unaudited results of operations for the interim periods shown in these condensed consolidated financial statements, including the periods shown as Predecessor and Successor, are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of June 30, 2008 and March 31, 2008; the consolidated results of our operations and consolidated cash flows for (1) the three months ended June 30, 2008 and (2) the periods from May 16, 2007 through June 30, 2007 (as restated); and from April 1, 2007 through May 15, 2007; and changes in our consolidated shareholder’s equity for the three months ended June 30, 2008.

Dividends

Our board of directors has declared no dividends since October 26, 2006. Future dividends are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness that would allow us to legally pay dividends and other relevant factors.

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the three months ended June 30, 2008.

On April 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (FASB Statement No. 159). FASB Statement No. 159 permits entities to choose to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”) with changes in fair value reported in earnings each reporting period. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying the complex hedge accounting requirements under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB Statement No. 133), to achieve similar results. We already record our derivative contracts and hedging activities at fair value in accordance with FASB Statement No. 133. We did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

On April 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (FASB Statement No. 157), as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed our required adoption date of FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until April 1, 2009. Also in February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13 are excluded from the provisions of FASB Statement No. 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141 or FASB Statement No. 141 (Revised), Business Combinations. See Note 15 — Fair Value Measurements regarding our adoption of this standard.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

On April 1, 2008, we adopted FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39, (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. Our adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of June 30, 2008, as adoption is not required until future reporting periods.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FASB Statement No. 162). FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets, (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FASB Statement No. 161), an amendment of FASB Statement No. 133. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods upon initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASB Statement No. 160), which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 160 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

2.	Restatement of Financial Statements

The Company has restated its consolidated financial statements as of March 31, 2008 and for the period from May 16, 2007 through March 31, 2008. This restatement corrects non-cash errors relating to our application of purchase accounting associated with an equity method investment which led to a misstatement of our provision for income taxes during the period we were finalizing our purchase accounting. The impact of the restatement on the period from May 16, 2007 through June 30, 2007 represented the correction of other miscellaneous adjustments related to an overstatement of deferred income tax expense that were deemed to be not material by management, either individually or in the aggregate. These adjustments do not have an impact on our compliance with the financial covenants under our 7.25% Senior Notes or under our New Senior Secured Credit Facilities (see Note 9 — Debt to our accompanying condensed consolidated financial statements). See our Form 10-K/A filed with the SEC on August 11, 2008 for details of these corrections, including the effects of the restatement on the March 31, 2008 balance sheet.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following tables highlight the financial statement effect related to the above corrections for the period from May 16, 2007 through June 30, 2007.

Our condensed consolidated statement of operations and comprehensive income (loss) for the period from May 16, 2007 through June 30, 2007 is restated as follows (in millions).

	May 16, 2007 Through June 30, 2007
	As Previously		As
	Reported	Restatements	Restated
	Successor		Successor

Net sales	$1,547	$—	$1,547

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,436	—	1,436
Selling, general and administrative expenses	42	—	42
Depreciation and amortization	53	—	53
Research and development expenses	13	—	13
Interest expense and amortization of debt issuance costs — net	25	—	25
(Gain) loss on change in fair value of derivative instruments — net	(14)	—	(14)
Equity in net (income) loss of non-consolidated affiliates	1	—	1
Other (income) expenses — net	11	—	11

	1,567	—	1,567

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(20)	—	(20)
Provision (benefit) for taxes on income (loss)	36	(9)	27

Income (loss) before minority interests’ share	(56)	9	(47)
Minority interests’ share	2	—	2

Net income (loss)	(54)	9	(45)

Other comprehensive income (loss) — net of tax
Currency translation adjustment	(2)	—	(2)
Change in fair value of effective portion of hedges — net	1	—	1

Other comprehensive income (loss) — net of tax	(1)	—	(1)

Comprehensive income (loss)	$(55)	$9	$(46)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Our condensed consolidated statement of cash flows for the period from May 16, 2007 through June 30, 2007 is restated as follows (in millions).

	May 16, 2007 Through June 30, 2007
	As Previously		As
	Reported	Restatements	Restated
	Successor		Successor

OPERATING ACTIVITIES
Net income (loss)	$(54)	$9	$(45)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	53	—	53
(Gain) loss on change in fair value of derivative instruments — net	(14)	—	(14)
Deferred income taxes	23	(9)	14
Write-off and amortization of fair value adjustments — net	(6)	—	(6)
Equity in net (income) loss of non-consolidated affiliates	1	—	1
Minority interests’ share	(2)	—	(2)
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable — third parties	(59)	—	(59)
Inventories	70	—	70
Prepaid expenses and other current assets	5	—	5
Other long-term assets	(1)	—	(1)
Accounts payable — related parties	1	—	1
Accrued expenses and other current liabilities	(78)	—	(78)
Accrued postretirement benefits	5	—	5
Other long-term liabilities	12	—	12

Net cash provided by (used in) operating activities	(44)	—	(44)

INVESTING ACTIVITIES
Capital expenditures	(22)	—	(22)
Proceeds from sales of assets	1	—	1
Changes to investment in and advances to non-consolidated affiliates	1	—	1
Proceeds from loans receivable — net — related parties	4	—	4
Net proceeds from settlement of derivative instruments	29	—	29

Net cash provided by (used in) investing activities	13	—	13
FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Principal repayments	(46)	—	(46)
Short-term borrowings — net	83	—	83
Dividends — minority interests	(1)	—	(1)
Debt issuance costs	(13)	—	(13)

Net cash provided by (used in) financing activities	115	—	115

Net increase (decrease) in cash and cash equivalents	84	—	84
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	—
Cash and cash equivalents — beginning of period	102	—	102

Cash and cash equivalents — end of period	$186	$—	$186

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

3.	Restructuring Programs

The following table summarizes the activity in our restructuring reserves (in millions).

				Other Exit
	Severance Reserves			Related Reserves			Total
		North			North		Restructuring
	Europe	America	Total	Europe	America	Total	Reserves

Successor:
Balance as of March 31, 2008	$4	$3	$7	$16	$1	$17	$24
Provisions (recoveries) — net	—	(1)	(1)	—	—	—	(1)
Cash payments	(1)	—	(1)	(1)	—	(1)	(2)
Adjustments — other	—	2	2	—	—	—	2

Balance as of June 30, 2008	$3	$4	$7	$15	$1	$16	$23

4.	Inventories

Inventories consist of the following (in millions).

	As of
	June 30, 2008	March 31, 2008
	Successor	Successor

Finished goods	$355	$357
Work in process	609	638
Raw materials	526	386
Supplies	88	75

	1,578	1,456
Allowances	(1)	(1)

Inventories	$1,577	$1,455

5.	Property, Plant and Equipment

Property, plant and equipment — net, consists of the following (in millions).

	As of
	June 30, 2008	March 31, 2008
		(Restated)
	Successor	Successor

Land and property rights	$260	$258
Buildings	844	826
Machinery and equipment	2,481	2,460

	3,585	3,544
Accumulated depreciation and amortization	(413)	(331)

	3,172	3,213
Construction in progress	81	144

Property, plant and equipment — net	$3,253	$3,357

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Total depreciation expense is shown in the table below (in millions). We had no material interest capitalized on construction projects related to property, plant and equipment for the periods presented.

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
Depreciation expense related to property, plant and equipment	$103	$49	$28

6.	Goodwill and Intangible Assets

Goodwill

Goodwill by operating segment is as follows (in millions).

	As of			As of
Operating Segment	March 31, 2008	Adjustments		June 30, 2008
	(Restated)
	Successor			Successor

North America	$1,093	$(1	)(A)	$1,092
Europe	515	—		515
Asia	—	—		—
South America	261	—		261

	$1,869	$(1)		$1,868

(A)	Adjustment for final payment related to the transfer of pension plans in Canada for employees who elected to transfer their past service to Novelis. Plan assets transferred exceeded plan liabilities assumed by $1 million (See Note 12 — Postretirement Benefit Plans).

Intangible Assets

The following table summarizes the components of intangible assets (in millions).

	As of
	June 30, 2008				March 31, 2008
	Successor				Successor
				Weighted				Weighted
				Average				Average
	Gross		Net	Estimated	Gross		Net	Estimated
	Carrying	Accumulated	Carrying	Useful	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life

Tradenames	$152	$(9)	$143	20 years	$152	$(6)	$146	20 years
Technology	169	(13)	156	15 years	169	(10)	159	15 years
Customer-related intangible assets	482	(27)	455	20 years	484	(21)	463	20 years
Favorable energy supply contract	124	(17)	107	9.5 years	124	(13)	111	9.5 years
Other favorable contracts	15	(8)	7	3.3 years	15	(6)	9	3.3 years

	$942	$(74)	$868	17.2 years	$944	$(56)	$888	17.2 years

Our favorable energy supply contract and other favorable contracts are amortized over their estimated useful lives using methods that reflect the pattern in which the economic benefits are expected to be

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

consumed. All other intangible assets are amortized using the straight-line method over their estimated useful lives.

The components of amortization expense related to intangible assets are as follows (in millions):

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
Total Amortization expense related to intangible assets	$18	$7	$—
Less: Amortization expense related to intangible assets included in Cost of goods sold(A)	5	3	—

Amortization expense related to intangible assets included in Depreciation and amortization	$13	$4	$—

(A)	Relates to amortization of favorable energy and other supply contracts.

Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,

2009 (remaining nine months)	$46
2010	60
2011	56
2012	55
2013	55

7.	Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of June 30, 2008, and which we account for using the equity method. We have no material investments in affiliates that we account for using the cost method.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table summarizes the condensed results of operations of our equity method affiliates (on a 100% basis, in millions) on a historical basis of accounting. These results do not include the incremental depreciation and amortization expense that we record in our equity method accounting, which arises as a result of the amortization of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. For the three months ended June 30, 2008 and the period from May 16, 2007 through June 30, 2007, we recorded incremental depreciation and amortization expense, net of tax of $9 million and $3 million, respectively, as part of our equity method accounting for these affiliates.

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007

Net sales	$157	$85	$45
Costs, expenses and provisions for taxes on income	142	81	43

Net income	$15	$4	$2

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. We earned less than $1 million of interest income on a loan due from Aluminum Norf GmbH during each of the following periods: the three months ended June 30, 2008; the period from May 16, 2007 through June 30, 2007 and the period from April 1, 2007 through May 15, 2007. The following table describes the nature and amounts of significant transactions that we had with related parties (in millions).

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
Purchases of tolling services and electricity
Aluminium Norf GmbH(A)	$71	$41	$21
Consorcio Candonga(B)	3	2	1

Total purchases from related parties	$74	$43	$22

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances.

	As of
	June 30, 2008	March 31, 2008
	Successor	Successor

Accounts receivable(A)	$27	$31
Other long-term receivables(A)	$37	$41
Accounts payable(B)	$61	$55

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions).

	As of
	June 30, 2008	March 31, 2008
	Successor	Successor

Accrued compensation and benefits	$125	$141
Accrued settlement of legal claim	39	39
Accrued interest payable	41	15
Accrued income taxes	8	35
Current portion of fair value of unfavorable sales contracts	233	242
Current portion of fair value of derivative instruments	120	148
Other current liabilities	239	230

Accrued expenses and other current liabilities	$805	$850

9.	Debt

Debt consists of the following (in millions).

			As of
			June 30, 2008			March 31, 2008
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value
				Successor			Successor

Novelis Inc.
7.25% Senior Notes, due February 2015	7.25%		$1,399	$65	$1,464	$1,399	$67	$1,466
Floating rate Term Loan facility, due July 2014	4.79%		297	—	297	298	—	298
Novelis Corporation
Floating rate Term Loan facility, due July 2014	4.79	%(C)	653	—	653	655	—	655
Novelis Switzerland S.A.
Capital lease obligation, due January 2020 (Swiss francs (CHF) 53 million)	7.50%		52	(3)	49	54	(4)	50
Capital lease obligation, due August 2011 (CHF 3 million)	2.49%		3	—	3	3	—	3
Novelis Korea Limited
Bank loan, due October 2010	5.44%		100	—	100	100	—	100
Bank loans, due September 2008 through June 2011 (KRW 1 billion)	3.56	%(D)	—	—	—	1	—	1
Other
Other debt, due April 2008 through December 2012	1.64	%(D)	1	—	1	2	—	2

Total debt			2,505	62	2,567	2,512	63	2,575
Less: current portion			(14)	—	(14)	(15)	—	(15)

Long-term debt — net of current portion			$2,491	$62	$2,553	$2,497	$63	$2,560

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

(A)	Interest rates are as of June 30, 2008 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement.

(B)	Debt was recorded at fair value as a result of the Arrangement.

(C)	Excludes the effect of any related interest rate swaps. See New Senior Secured Credit Facilities.

(D)	Weighted average interest rate.

New Senior Secured Credit Facilities

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

We incurred debt issuance costs on our New Credit Facilities totaling $32 million. These fees are included in Other long-term assets — third parties and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility. The unamortized amount of these costs was $25 million and $27 million as of June 30, 2008 and March 31, 2008, respectively.

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

As a result of the Arrangement, the Senior Notes were recorded at their fair value of $1.474 billion based on their market price of 105.25% of $1,000 face value per bond as of May 14, 2007. The incremental fair value of $74 million is being amortized to interest income over the remaining life of the Senior Notes in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method. Due to the change in the market price of our senior notes from 105.25% as of May 14, 2007 to 94.25% as of June 30, 2008, the estimated fair value of this debt has decreased $155 million to $1.318 billion.

Short-Term Borrowings and Lines of Credit

As of June 30, 2008, our short-term borrowings were $430 million consisting of (1) $359 million of short-term loans under our ABL facility, (2) a $40 million short-term loan in Korea and (3) $31 million in bank overdrafts. As of June 30, 2008, $30 million of our ABL facility was utilized for letters of credit and we had $411 million in remaining availability under this revolving credit facility.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

As of June 30, 2008, we had an additional $158 million under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 3.63% and 4.12% as of June 30, 2008 and March 31, 2008, respectively.

10.	Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss) is comprised of the following (in millions).

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30,	June 30,	May 15,
	2008	2007	2007
	Successor	Successor	Predecessor
Net change in foreign currency translation adjustments	$10	$(13)	$31
Net change in fair value of effective portion of hedges	19	2	(1)
Amortization of net actuarial loss for postretirement benefit plans	—	—	(1)

Net other comprehensive income (loss), before income tax effect	29	(11)	29
Income tax effect	(8)	10	4

Other comprehensive income (loss)	$21	$(1)	$33

Accumulated other comprehensive income (loss), net of income tax effects, is comprised of the following (in millions).

	As of
	June 30, 2008	March 31, 2008
		(Restated)
	Successor	Successor

Foreign currency translation adjustments	$69	$59
Fair value of effective portion of hedges — net	11	—
Postretirement benefit plans:
Pension and other benefits	(13)	(13)

Accumulated other comprehensive income (loss)	$67	$46

11.	Share-Based Compensation

Novelis Long-Term Incentive Plan

In June 2008, our board of directors authorized the Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) covering the performance period from April 1, 2008 through March 31, 2012. Under the 2009 LTIP, phantom stock appreciation rights (SARs) are to be granted to certain of our executive officers and key employees. The SARs will vest at the rate of 25% per year, subject to performance criteria (see below) and expire seven years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant compared to the date of exercise, converted from Indian rupees to U.S. dollars at the time of exercise. The amount of cash paid would be limited to (i) 2.5 times the target payout if exercised within one year of vesting or (ii) 3 times the target payout if exercised after one year of vesting. The SARs do not transfer any shareholder rights in Hindalco to a participant. As of June 30, 2008, no SARs have been awarded.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The performance criterion for vesting is based on the actual overall Novelis Operating Earnings before Interest, Depreciation, Amortization and Taxes (Operating EBITDA, as defined in the 2009 LTIP) compared to the target Operating EBITDA established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target Operating EBITDA, at which point 75% of the SARs for that period would vest, with an equal pro rata amount of SARs vesting through 100% achievement of the target.

Pre-Acquisition Share-Based Compensation Expense

As a result of our acquisition by Hindalco on May 15, 2007, all of our share-based compensation awards (except for our Recognition Awards) were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. Compensation expense resulting from the accelerated vesting of plan awards, totaling $45 million is included in Selling, general and administrative expenses in our condensed consolidated statement of operations for the period from April 1, 2007 through May 15, 2007.

Total Share-Based Compensation Expense for the respective periods is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
Recognition Awards	$0.1	$0.4	$1.5
Novelis 2006 Incentive Plan (stock options)	n.a.	n.a.	14.5
Novelis 2006 Incentive Plan (SAR’s)	n.a.	n.a.	5.6
Novelis Conversion Plan of 2005	n.a.	n.a.	23.8
Stock Price Appreciation Unit Plan	n.a.	n.a.	(0.5)
Deferred Share Unit Plan for Non-Executive Directors	n.a.	n.a.	0.2
Novelis Founders Performance Awards	n.a.	n.a.	0.1

Total Share-Based Compensation Expense	$0.1	$0.4	$45.2

n.a. — not applicable

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

12.	Postretirement Benefit Plans

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans			Other Postretirement Benefit Plans
	Three Months	May 16, 2007	April 1, 2007	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
Service cost	$10	$6	$6	$2	$1	$1
Interest cost	15	6	6	3	1	1
Expected return on assets	(13)	(5)	(5)	—	—	—
Curtailment/settlement losses	1	—	—	(2)	—	—

Net periodic benefit cost	$13	$7	$7	$3	$2	$2

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

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
Funded pension plans	$4	$4	$4
Unfunded pension plans	4	2	2
Savings and defined contribution pension plans	5	2	2

Total contributions	$13	$8	$8

During the remainder of fiscal 2009, we expect to contribute an additional $31 million to our funded pension plans, $13 million to our unfunded pension plans and $13 million to our savings and defined contribution plans.

During the quarter ended June 30, 2008, we finalized the pension transfer in Canada for those employees who elected to transfer their past service from Alcan to Novelis. During the quarter, Alcan transferred pension assets of $50 million and past service liability of $49 million to the Novelis Pension Plan (Canada). We recorded the $1 million difference between transferred plan assets and liabilities as an adjustment to Goodwill (see Note 6 — Goodwill and Intangible Assets).

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

13.	Currency Losses (Gains)

The following currency losses (gains) are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
Net loss (gain) on change in fair value of currency derivative instruments(A)	$(32)	$(16)	$(10)
Net loss (gain) on translation of monetary assets and liabilities(B)	20	7	4

	$(12)	$(9)	$(6)

(A)	Included in (Gain) loss on change in fair value of derivative instruments — net.

(B)	Included in Other (income) expenses — net.

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets (net of tax effect and in millions).

	Three Months	May 16, 2007
	Ended	Through
	June 30, 2008	March 31, 2008
		(Restated)
	Successor	Successor

Cumulative currency translation adjustment — beginning of period	$59	$—
Effect of changes in exchange rates	10	59

Cumulative currency translation adjustment — end of period	$69	$59

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

Certain contracts are designated as hedges of either net investment or cash flows. For these contracts we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive income (loss) within Shareholder’s equity in the accompanying condensed consolidated balance sheets.

Our condensed consolidated statement of operations for the three months ended June 30, 2008 includes a gain of $22 million presented in Other comprehensive income (loss) — net of tax for the change in fair value of the effective portion of our cash flow hedges. As of June 30, 2008, we expect to realize $3 million of effective net gains during the next twelve months. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

For the three months ended June 30, 2008, we recognized gains of $38 million presented in Other comprehensive income (loss) — net of tax for the change in fair value of the effective portion of our net investment hedges. As of June 30, 2008, we expect to realize $10 million of effective net losses during the next twelve months. The maximum period over which we have hedged our exposure to net investment variability is through February 2015.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair values of our financial instruments and commodity contracts as of June 30, 2008 and March 31, 2008 were as follows (in millions).

		As of June 30, 2008
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2009 through 2012	$50	$(77)	$(27)
Cross-currency swaps	2009 through 2015	7	(159)	(152)
Interest rate currency swaps	2009 through 2011	14	—	14
Interest rate swaps	2009 through 2010	—	(5)	(5)
Aluminum forward contracts	2009 through 2011	122	(28)	94
Aluminum options	2009 through 2011	6	(4)	2
Electricity swap	2017	22	—	22
Embedded derivative instruments	2009	—	(4)	(4)
Natural gas swaps	2009 through 2010	9	—	9

Total fair value		230	(277)	(47)
Less: current portion(A)		198	(120)	78

Noncurrent portion(A)		$32	$(157)	$(125)

		As of March 31, 2008
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2009 through 2012	$47	$(116)	$(69)
Cross-currency swaps	2009 through 2015	19	(189)	(170)
Interest rate currency swaps	2009 through 2011	4	—	4
Interest rate swaps	2009 through 2010	—	(15)	(15)
Aluminum forward contracts	2009 through 2011	134	(9)	125
Aluminum options	2009 through 2011	1	—	1
Electricity swap	2017	14	—	14
Embedded derivative instruments	2009	—	(20)	(20)
Natural gas swaps	2009 through 2010	5	—	5

Total fair value		224	(349)	(125)
Less: current portion(A)		203	(148)	55

Noncurrent portion(A)		$21	$(201)	$(180)

(A)	The amounts of the current and long-term portions of fair values under assets are each presented on the face of our accompanying condensed consolidated balance sheets. The amounts of the current and noncurrent portions of fair values under liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

15.	Fair Value Measurements

FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. Our adoption of FASB Statement No. 157 on April 1, 2008 resulted in (1) a gain of less than $1 million which is included in (Gain) loss on change in fair value of derivative instruments — net in our condensed consolidated statement of operations, (2) a $1 million decrease to the fair value of effective portion of hedges — net included in Accumulated other comprehensive income (loss) and (3) a $35 million increase to the foreign currency translation adjustment included in Accumulated other comprehensive income (loss) in our condensed consolidated balance sheet during the quarter ended June 30, 2008. These adjustments are primarily due to the inclusion of nonperformance risk (i.e., credit spreads) in our valuation models related to certain of our cross-currency swap derivative instruments (see Note 14 — Financial Instruments and Commodity Contracts).

FASB Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. FASB Statement No. 157 will be the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in FASB Statement No. 13, for purposes of lease classification or measurement. FASB Statement No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB Statement No. 157 are described as follows:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies we used to measure our various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified:

Derivative contracts

For certain of our derivative contracts whose fair values are based upon trades in liquid markets, such as aluminum forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross currency swaps, foreign currency forward contracts and certain energy-related forward contracts (e.g., natural gas).

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. These derivatives include certain of our energy-related forward contracts (e.g., electricity) and certain foreign currency forward contracts. Models for these fair value measurements include inputs based on estimated future prices for periods beyond the term of the quoted prices.

FASB Statement No. 157 requires that for Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk).

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2008 (in millions).

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Successor:
Assets — Derivative Instruments	$—	$208	$22	$230
Liabilities — Derivative Instruments	$—	$(270)	$(7)	$(277)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts (primarily energy-related and certain foreign currency forward contracts) in which at least one significant unobservable input is used in the valuation model. The following table presents a reconciliation of activity for such derivative contracts on a net basis (in millions).

Net
		Realized/	Net Realized/				Net Change in
		Unrealized	Unrealized Gains				Unrealized Gains
	Beginning	Gains	(Losses) Included	Purchases,	Transfers	Ending	(Losses) Relating to
	Balance	(Losses)	in Other	Issuances	in and/or	Balance	Instruments Still
	April 1,	Included in	Comprehensive	and	(Out) of	June 30,	Held at June 30,
	2008	Earnings(B)	Income (Loss)(C)	Settlements	Level 3	2008	2008(D)

Successor:
Derivative instruments(A)	$11	$(1)	$9	$(5)	$1	$15	$7

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments — net.

(C)	Included in Change in fair value of effective portion of hedges — net in the accompanying condensed consolidated statement of shareholder’s equity.

(D)	Represents unrealized gains (losses) relating to assets and liabilities classified as Level 3 included in (Gain) loss on change in fair value of derivative instruments — net.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

16.	Other (Income) Expenses — Net

Other (income) expenses — net is comprised of the following (in millions).

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
Exchange (gains) losses — net	$20	$7	$4
Restructuring charges (recoveries) — net	(1)	1	1
Impairment charges on long-lived assets	1	—	—
(Gain) loss on disposal of property, plant and equipment — net	(1)	—	—
Other — net	3	3	(1)

Other (income) expenses — net	$22	$11	$4

17.	Income Taxes

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

The Provision (benefit) for taxes on income (loss) for the three months ended June 30, 2008 was based on the estimated effective tax rates applicable for the fiscal year ending March 31, 2009, after considering items specifically related to the interim period. The Provision (benefit) for taxes on income (loss) for (1) the periods from May 16, 2007 through June 30, 2007 (Successor) (as restated) and April 1, 2007 through May 15, 2007 (Predecessor) were based on the estimated effective tax rates applicable for the year ended March 31, 2008, after considering items specifically related to the interim periods.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions).

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
		(Restated)
	Successor	Successor	Predecessor
Pre-tax income (loss) before equity in net (income) loss of non-consolidated affiliates and minority interests’ share	$64	$(19)	$(95)

Canadian statutory tax rate	31%	33%	33%

Provision (benefit) at the Canadian statutory rate	$20	$(6)	$(31)
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	9	19	23
Exchange remeasurement of deferred income taxes	20	3	3
Change in valuation allowances	3	21	13
Expense/income items with no tax effect — net	(4)	(11)	(9)
Enacted tax rate changes	—	(3)	—
Tax rate differences on foreign earnings	(14)	2	2
Uncertain tax positions	1	—	—
Other — net	—	2	3

Provision (benefit) for taxes on income (loss)	$35	$27	$4

Effective tax rate	55%	(142)%	(4)%

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses; and (4) differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings.

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

During the quarter ended June 30, 2008, our unrecognized tax benefits increased less than $1 million as a result of tax positions taken during a prior period. Our reserves for uncertain tax positions totaled $61 million as of both June 30, 2008 and March 31, 2008. As of both June 30, 2008 and March 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $44 million.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Tax authorities are currently examining certain of our prior years’ tax returns for 1999-2006. We are evaluating potential adjustments related to certain items and we anticipate that it is reasonably possible that settlement of the examinations will result in a payment in the range of up to $4 million and a corresponding decrease in unrecognized tax benefits by March 31, 2009.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $14 million decrease in unrecognized tax benefits by March 31, 2009 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties since January 2007.

With the exception of the ongoing tax examinations described above, we are no longer subject to any income tax examinations by any tax authorities for years before 2001. With few exceptions, tax returns for all jurisdictions for all tax years after 2000 are subject to examination by taxing authorities.

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Provision (benefit) for taxes on income (loss). As of June 30, 2008 and March 31, 2008, we had $16 million and $14 million accrued for potential interest on income taxes, respectively. For the three months ended June 30, 2008 and for the periods from May 16, 2007 through June 30, 2007; and from April 1, 2007 through May 15, 2007; our Provision (benefit) for taxes on income (loss) included a charge for an additional $2 million, $2 million and less than $1 million of potential interest, respectively.

18.	Commitments and Contingencies

Primary Supplier

Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined metal purchases.

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
Purchases from Alcan as a percentage of total metal purchases in kt(A)	35%	34%	34%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended September 30, 2006, we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by the parties as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of June 30, 2008 and March 31, 2008.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nations” provision of the CCE supply agreement. Novelis Corporation moved to dismiss the complaint and on March 26, 2008, the U.S. District Court for the Northern District of Georgia issued an order granting Novelis Corporation’s motion to dismiss CCE’s claim. On April 24, 2008, CCE filed a notice of appeal of the court’s order with the United States Court of Appeals for the Eleventh Circuit and filed its appellate brief on July 11, 2008. On August 13, 2008, Novelis Corporation filed its response brief with the United States Court of Appeals for the Eleventh Circuit. If CCE were to ultimately prevail in this appeal and litigation, the amount of damages would likely be material. We have not recorded any reserves for these matters.

Anheuser-Busch Litigation.  On September 19, 2006, Novelis Corporation filed a lawsuit against Anheuser-Busch, Inc. (Anheuser-Busch) in federal court in Ohio. Anheuser-Busch subsequently filed suit against Novelis Corporation and the Company in federal court in Missouri. On January 3, 2007, Anheuser-Busch’s suit was transferred to the Ohio federal court.

Novelis Corporation alleged that Anheuser-Busch breached the existing multi-year aluminum can stock supply agreement between the parties, and sought monetary damages and declaratory relief. Among other claims, we asserted that since entering into the supply agreement, Anheuser-Busch has breached its confidentiality obligations and there has been a structural change in market conditions that requires a change to the pricing provisions under the agreement.

In its complaint, Anheuser-Busch asked for a declaratory judgment that Anheuser-Busch is not obligated to modify the supply agreement as requested by Novelis Corporation, and that Novelis Corporation must continue to perform under the existing supply agreement.

On January 18, 2008, Anheuser-Busch filed a motion for summary judgment. On May 22, 2008, the court granted Anheuser-Busch’s motion for summary judgment. Novelis Corporation filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit on June 20, 2008. Novelis Corporation has continued to perform under the supply agreement during the litigation.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a demand for a jury. On February 14, 2008, the judge issued an order granting our motion to hold ARCO’s summary judgment motion in abeyance. Pursuant to this ruling, management and the board of the joint venture are conducting their activities as normal.

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

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of June 30, 2008 will be approximately $47 million. Of this amount, $33 million is included in Other long-term liabilities, with the remaining $14 million included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of June 30, 2008. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of June 30, 2008 and March 31, 2008, we had cash deposits aggregating approximately $42 million and $36 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Minister of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $8 million to $105 million as of June 30, 2008. In total, these reserves approximate $128 million and $111 million as of June 30, 2008 and March 31, 2008, respectively, and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheets.

On July 16, 2008, the second instance court in Brazil ruled in favor of the Ministry of Treasury in the amount of $5.5 million in one of these tax disputes. We have 30 days to file a notice of appeal with the court and are currently reviewing the court’s order to understand the reasoning behind the decision and evaluate our grounds for appeal.

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

Since we consolidate wholly-owned and majority-owned subsidiaries in our condensed consolidated financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our condensed consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness of others as of June 30, 2008 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of June 30, 2008.

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$83	$60
Aluminium Norf GmbH	$16	$—

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

19.	Segment and Major Customer Information

Segment Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments, based on Segment Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Segment Income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment Income as earnings before: (a) interest expense and amortization of debt issuance costs — net; (b) unrealized gains (losses) on change in fair value of derivative instruments — net; (c) realized gains (losses) on corporate derivative instruments — net; (d) depreciation and amortization; (e) impairment charges on long-lived assets; (f) minority interests’ share; (g) adjustments to reconcile our proportional share of Segment Income from non-consolidated affiliates to income as determined on the equity method of accounting; (h) restructuring recoveries (charges) — net; (i) gains or losses on sales of property, plant and equipment and businesses — net; (j) corporate selling, general and administrative expenses; (k) other costs — net; (l) litigation settlement — net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting change — net of tax.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements included in our Annual Report on Form 10-K/A for the year ended March 31, 2008.

We do not treat all derivative instruments as hedges under FASB Statement No. 133. Accordingly, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement. In the accompanying condensed consolidated statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in (Gain) loss on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e. realized) during that period.

The following is a description of our operating segments:

•	North America. Headquartered in Cleveland, Ohio, this segment manufactures aluminum sheet and light gauge products and operates 11 plants, including two fully dedicated recycling facilities, in two countries.

•	Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 14 plants, including one recycling facility, in six countries.

•	Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

•	South America. Headquartered in Sao Paulo, Brazil, this segment comprises bauxite mining, alumina refining, smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates four plants in Brazil.

Adjustment to Eliminate Proportional Consolidation.  The financial information for our segments includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the relevant GAAP-based measures, we

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

must remove our proportional share of each line item that we included in the segment amounts. See Note 7 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

The tables below show selected segment financial information (in millions). The Corporate and Other column in the tables below includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Selected Segment Financial Information

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total

(Successor)
June 30, 2008	$3,996	$4,231	$1,129	$1,544	$(193)	$262	$10,969
March 31, 2008 (Restated)	$3,888	$4,171	$1,081	$1,478	$(199)	$263	$10,682

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended June 30, 2008	America	Europe	Asia	America	Consolidation	and Other	Total

(Successor)
Net sales (to third parties)	$1,083	$1,218	$510	$295	$(3)	$—	$3,103
Intersegment sales	—	1	1	—	(2)	—	—
Segment Income (Loss)	42	111	31	47	—	—	231
Depreciation and amortization	42	63	15	17	(22)	1	116
Capital expenditures	7	19	5	6	(4)	—	33

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
May 16, 2007 Through June 30, 2007	America	Europe	Asia	America	Consolidation	and Other	Total

(Successor)
Net sales (to third parties)	$574	$593	$246	$134	$—	$—	$1,547
Intersegment sales	1	—	3	16	—	(20)	—
Segment Income (Loss)	23	43	(2)	22	—	—	86
Depreciation and amortization	21	22	8	7	(5)	—	53
Capital expenditures	5	12	4	3	(3)	1	22

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
April 1, 2007 Through May 15, 2007	America	Europe	Asia	America	Consolidation	and Other	Total

(Predecessor)
Net sales (to third parties)	$446	$510	$216	$109	$—	$—	$1,281
Intersegment sales	—	—	1	7	—	(8)	—
Segment Income (Loss)	(24)	32	6	18	—	—	32
Depreciation and amortization	7	11	7	5	(3)	1	28
Capital expenditures	4	8	4	3	(3)	1	17

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table shows the reconciliation from Total Segment Income to Net income (loss) (in millions).

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
		(Restated)
	Successor	Successor	Predecessor
Total Segment Income	$231	$86	$32
Interest expense and amortization of debt issuance costs — net	(40)	(25)	(26)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	21	(15)	5
Realized gains (losses) on corporate derivative instruments — net	—	8	(3)
Depreciation and amortization	(116)	(53)	(28)
Impairment charges on long-lived assets	(1)	—	—
Minority interests’ share	(2)	2	1
Adjustment to eliminate proportional consolidation(B)	(18)	(9)	(7)
Restructuring recoveries (charges) — net	1	(1)	(1)
Gain (loss) on sales of property, plant and equipment and businesses — net	1	—	—
Corporate selling, general and administrative expenses	(14)	(8)	(35)
Other costs — net	(3)	(3)	1
Sale transaction fees	—	—	(32)
Benefit (provision) for taxes on income (loss)	(35)	(27)	(4)

Net income (loss)	$25	$(45)	$(97)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments — net on our condensed consolidated statements of operations.

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
(Gains) losses on change in fair value of derivative instruments — net:
Realized and included in Segment Income	$(45)	$(21)	$(18)
Realized on corporate derivative instruments	—	(8)	3
Unrealized	(21)	15	(5)

(Gains) losses on change in fair value of derivative instruments — net	$(66)	$(14)	$(20)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 7 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Information about Major Customers

All of our operating segments had Net sales to Rexam Plc (Rexam), our largest customer. The table below shows our net sales to Rexam as a percentage of total Net sales.

	Three Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	June 30, 2008	June 30, 2007	May 15, 2007
	Successor	Successor	Predecessor
Net sales to Rexam as a percentage of total net sales	15.7%	15.8%	13.5%

20.	Supplemental Guarantor Information

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

The following information presents condensed consolidating statements of operations, consolidating balance sheets and consolidating statements of cash flows of the Parent, the Guarantors, and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	Three Months Ended June 30, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$395	$2,582	$836	$(710)	$3,103

Cost of goods sold (exclusive of depreciation and amortization shown below)	387	2,377	777	(710)	2,831
Selling, general and administrative expenses	—	62	22	—	84
Depreciation and amortization	6	89	21	—	116
Research and development expenses	8	3	1	—	12
Interest expense and amortization of debt issuance costs — net	7	29	4	—	40
(Gain) loss on change in fair value of derivative instruments — net	—	(62)	(4)	—	(66)
Equity in net (income) loss of affiliates	(32)	2	—	32	2
Other (income) expenses — net	(7)	13	16	—	22

	369	2,513	837	(678)	3,041

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	26	69	(1)	(32)	62
Provision (benefit) for taxes on income (loss)	1	33	1	—	35

Income (loss) before minority interests’ share	25	36	(2)	(32)	27
Minority interests’ share	—	—	(2)	—	(2)

Net income (loss)	$25	$36	$(4)	$(32)	$25

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	May 16, 2007 Through June 30, 2007 (Successor)
			Non-
Restated	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$245	$1,347	$419	$(464)	$1,547

Cost of goods sold (exclusive of depreciation and amortization shown below)	247	1,251	402	(464)	1,436
Selling, general and administrative expenses	5	25	12	—	42
Depreciation and amortization	3	38	12	—	53
Research and development expenses	2	7	4	—	13
Interest expense and amortization of debt issuance costs — net	3	20	2	—	25
(Gain) loss on change in fair value of derivative instruments — net	(13)	(4)	3	—	(14)
Equity in net (income) loss of affiliates	25	1	—	(25)	1
Other (income) expenses — net	(4)	14	1	—	11

	268	1,352	436	(489)	1,567

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(23)	(5)	(17)	25	(20)
Provision (benefit) for taxes on income (loss)	22	5	—	—	27

Income (loss) before minority interests’ share	(45)	(10)	(17)	25	(47)
Minority interests’ share	—	—	2	—	2

Net income (loss)	$(45)	$(10)	$(15)	$25	$(45)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	April 1, 2007 Through May 15, 2007 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$129	$1,020	$359	$(227)	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	131	961	340	(227)	1,205
Selling, general and administrative expenses	29	51	15	—	95
Depreciation and amortization	2	18	8	—	28
Research and development expenses	5	1	—	—	6
Interest expense and amortization of debt issuance costs — net	3	20	3	—	26
(Gain) loss on change in fair value of derivative instruments — net	(2)	(19)	1	—	(20)
Equity in net (income) loss of non-affiliates	29	(1)	—	(29)	(1)
Sale transaction fees	32	—	—	—	32
Other (income) expenses — net	(3)	9	(2)	—	4

	226	1,040	365	(256)	1,375

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(97)	(20)	(6)	29	(94)
Provision (benefit) for taxes on income (loss)	—	3	1	—	4

Income (loss) before minority interests’ share	(97)	(23)	(7)	29	(98)
Minority interests’ share	—	—	1	—	1

Net income (loss)	$(97)	$(23)	$(6)	$29	$(97)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(In millions)

	As of June 30, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$14	$161	$121	$—	$296
Accounts receivable — net of allowances
— third parties	46	1,055	476	—	1,577
— related parties	515	290	24	(802)	27
Inventories	66	1,058	453	—	1,577
Prepaid expenses and other current assets	4	61	21	—	86
Current portion of fair value of derivative instruments	—	183	22	(7)	198
Deferred income tax assets	—	105	6	—	111

Total current assets	645	2,913	1,123	(809)	3,872
Property, plant and equipment — net	172	2,430	651	—	3,253
Goodwill	—	1,679	189	—	1,868
Intangible assets — net	—	868	—	—	868
Investments	3,652	937	1	(3,652)	938
Fair value of derivative instruments — net of current portion	—	22	10	—	32
Deferred income tax assets	8	—	1	—	9
Other long-term assets	1,318	152	130	(1,471)	129

Total assets	$5,795	$9,001	$2,105	$(5,932)	$10,969

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$10	$1	$—	$14
Short-term borrowings
— third parties	—	359	71	—	430
— related parties	5	358	20	(383)	—
Accounts payable
— third parties	77	926	610	—	1,613
— related parties	112	236	125	(412)	61
Accrued expenses and other current liabilities	64	613	138	(10)	805
Deferred income tax liabilities	—	46	—	—	46

Total current liabilities	261	2,548	965	(805)	2,969
Long-term debt — net of current portion
— third parties	1,758	694	101	—	2,553
— related parties	—	1,202	273	(1,475)	—
Deferred income tax liabilities	—	674	21	—	695
Accrued postretirement benefits	23	303	109	—	435
Other long-term liabilities	184	392	23	—	599

	2,226	5,813	1,492	(2,280)	7,251

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	149	—	149

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	5	3,108	559	(3,667)	5
Accumulated other comprehensive income (loss)	67	80	(95)	15	67

Total shareholder’s equity	3,569	3,188	464	(3,652)	3,569

Total liabilities and shareholder’s equity	$5,795	$9,001	$2,105	$(5,932)	$10,969

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(In millions)

	As of March 31, 2008 (Successor)
			Non-
Restated	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$12	$177	$137	$—	$326
Accounts receivable — net of allowances
— third parties	38	818	392	—	1,248
— related parties	518	289	34	(810)	31
Inventories	57	993	405	—	1,455
Prepaid expenses and other current assets	4	35	19	—	58
Current portion of fair value of derivative instruments	—	186	30	(13)	203
Deferred income tax assets	—	121	4	—	125

Total current assets	629	2,619	1,021	(823)	3,446
Property, plant and equipment — net	175	2,458	724	—	3,357
Goodwill	—	1,680	189	—	1,869
Intangible assets — net	—	888	—	—	888
Investments	3,629	945	1	(3,629)	946
Fair value of derivative instruments — net of current portion	—	18	3	—	21
Deferred income tax assets	10	—	2	—	12
Other long-term assets	1,328	160	135	(1,480)	143

Total assets	$5,771	$8,768	$2,075	$(5,932)	$10,682

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$11	$1	$—	$15
Short-term borrowings
— third parties	—	70	45	—	115
— related parties	5	370	25	(400)	—
Accounts payable
— third parties	84	925	573	—	1,582
— related parties	110	233	88	(376)	55
Accrued expenses and other current liabilities	39	699	129	(17)	850
Deferred income tax liabilities	—	39	—	—	39

Total current liabilities	241	2,347	861	(793)	2,656
Long-term debt — net of current portion
— third parties	1,761	698	101	—	2,560
— related parties	—	1,206	304	(1,510)	—
Deferred income tax liabilities	1	680	20	—	701
Accrued postretirement benefits	23	297	101	—	421
Other long-term liabilities	222	431	19	—	672

	2,248	5,659	1,406	(2,303)	7,010

Commitments and contingencies

Minority interests in equity of consolidated affiliates	—	—	149	—	149

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(20)	3,075	564	(3,639)	(20)
Accumulated other comprehensive income (loss)	46	34	(44)	10	46

Total shareholder’s equity	3,523	3,109	520	(3,629)	3,523

Total liabilities and shareholder’s equity	$5,771	$8,768	$2,075	$(5,932)	$10,682

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(In millions)

	Three Months Ended June 30, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$4	$(313)	$(7)	$(35)	$(351)

INVESTING ACTIVITIES
Capital expenditures	(1)	(25)	(7)	—	(33)
Proceeds from sales of property, plant and equipment	—	1	—	—	1
Changes to investment in and advances to non-consolidated affiliates	—	6	—	—	6
Proceeds from loans receivable — net — related parties	—	8	—	—	8
Net proceeds from settlement of derivative instruments	—	21	13	—	34

Net cash provided by (used in) investing activities	(1)	11	6	—	16

FINANCING ACTIVITIES
Principal repayments
— third parties	(1)	(2)	(1)	—	(4)
— related parties	—	5	(30)	25	—
Short-term borrowings — net
— third parties	—	288	25	—	313
— related parties	—	(5)	(5)	10	—

Net cash provided by (used in) financing activities	(1)	286	(11)	35	309

Net increase (decrease) in cash and cash equivalents	2	(16)	(12)	—	(26)
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	(4)	—	(4)
Cash and cash equivalents — beginning of period	12	177	137	—	326

Cash and cash equivalents — end of period	$14	$161	$121	$—	$296

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(In millions)

	May 16, 2007 Through June 30, 2007 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$14	$(23)	$(35)	—	$(44)

INVESTING ACTIVITIES
Capital expenditures	(2)	(18)	(2)	—	(22)
Proceeds from sales of property, plant and equipment	—	—	1	—	1
Changes to investment in and advances to non-consolidated affiliates	(40)	1	—	40	1
Proceeds from loans receivable— net— related parties	—	4	—	—	4
Net proceeds from settlement of derivative instruments	6	22	1	—	29

Net cash provided by (used in) investing activities	(36)	9	—	40	13

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	40	—	(40)	92
Principal repayments	(7)	(39)	—	—	(46)
Short-term borrowings — net
— third parties	(10)	72	21	—	83
— related parties	(19)	8	11	—	—
Dividends
— minority interests	—	—	(1)	—	(1)
Debt issuance costs	(13)	—	—	—	(13)

Net cash provided by (used in) financing activities	43	81	31	(40)	115

Net increase (decrease) in cash and cash equivalents	21	67	(4)	—	84
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	—	—	—
Cash and cash equivalents — beginning of period	8	74	20	—	102

Cash and cash equivalents — end of period	$29	$141	$16	$—	$186

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(In millions)

	April 1, 2007 Through May 15, 2007 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(21)	$(181)	$(28)	$—	$(230)

INVESTING ACTIVITIES
Capital expenditures	(1)	(10)	(6)	—	(17)
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Net proceeds from settlement of derivative instruments	(5)	23	—	—	18

Net cash provided by (used in) provided by investing activities	(6)	14	(6)	—	2

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	150	—	—	150
Principal repayments	—	(1)	—	—	(1)
Short-term borrowings — net
— third parties	45	9	6	—	60
— related parties	(15)	11	4	—	—
Dividends
— minority interests	—	—	(7)	—	(7)
Debt issuance costs	(2)	—	—	—	(2)
Proceeds from the exercise of stock options	1	—	—	—	1

Net cash provided by (used in) financing activities	29	169	3	—	201

Net increase (decrease) in cash and cash equivalents	2	2	(31)	—	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	—	—	1
Cash and cash equivalents — beginning of period	6	71	51		128

Cash and cash equivalents — end of period	$8	$74	$20	$—	$102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References to our Form 10-K/A made throughout this document refer to our Annual Report on Form 10-K/A for the year ended March 31, 2008, filed with the United States Securities and Exchange Commission (SEC) on August 11, 2008.

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of June 30, 2008, we had operations on four continents: North America; South America; Asia and Europe, through 32 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

Restatement

As discussed in Note 2  — Restatement of Financial Statements in the accompanying unaudited condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements as of March 31, 2008 and for the unaudited period from May 16, 2007 through June 30, 2007 to correct non-cash accounting adjustments to correct errors in our application of purchase accounting for an equity method investment which led to a misstatement of our provision for income taxes during the period we were finalizing our purchase accounting. We also corrected other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate. These adjustments do not have an impact on our compliance with the financial covenants under our 7.25% Senior Notes or under our New Senior Secured Credit Facilities (see Note 9 — Debt to our accompanying condensed consolidated financial statements).

Acquisition of Novelis Common Stock

On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary pursuant to a plan of arrangement (the Arrangement) at a price of $44.93 per share. The aggregate purchase price for all of the Company’s common shares was $3.4 billion and Hindalco also assumed $2.8 billion of Novelis’ debt for a total transaction value of $6.2 billion. Subsequent to completion of the Arrangement on May 15, 2007, all of our common shares were indirectly held by Hindalco.

As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements, the Arrangement was recorded in accordance with Staff

Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB No. 103). Accordingly, in the accompanying condensed consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the Company’s condensed consolidated financial statements and certain note presentations separate the Company’s presentation into two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through June 30, 2007, labeled “Successor”). The accompanying condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

NOTE REGARDING COMBINED RESULTS OF OPERATIONS AND SELECTED FINANCIAL AND OPERATING INFORMATION DUE TO THE ACQUISITION

As discussed above, the Arrangement created a new basis of accounting. Under generally accepted accounting principles in the United States of America (GAAP), the condensed consolidated financial statements for the three months ended June 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our results of operations for the three months ended June 30, 2008 in comparison with the three months ended June 30, 2007, in this section, our Predecessor results and our Successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures, do not include any proforma assumptions or adjustments and should not be used in isolation or substitution of Predecessor and Successor results.

Shown below are combining schedules of (1) shipments and (2) our results of operations for periods allocable to the Successor, Predecessor and the combined presentation for the three months ended June 30, 2007 that we use throughout our MD&A.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	Successor	Predecessor	Combined
Combined Shipments:
Shipments (kt)(A):
Rolled products(B)	407	348	755
Ingot products(C)	23	15	38

Total shipments	430	363	793

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil and Europe, foundry products in Korea, secondary ingot in Europe and other miscellaneous recyclable aluminum.

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	(Restated)		(Restated)
	Successor	Predecessor	Combined
Combined Results of Operations ($ in millions)
Net sales	$1,547	$1,281	$2,828

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,436	1,205	2,641
Selling, general and administrative expenses	42	95	137
Depreciation and amortization	53	28	81
Research and development expenses	13	6	19
Interest expense and amortization of debt issuance costs — net	25	26	51
(Gain) loss on change in fair value of derivative instruments — net	(14)	(20)	(34)
Equity in net (income) loss of non-consolidated affiliates	1	(1)	—
Sale transaction fees	—	32	32
Other expenses — net	11	4	15

	1,567	1,375	2,942

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(20)	(94)	(114)
Provision (benefit) for taxes on income (loss)	27	4	31

Income (loss) before minority interests’ share	(47)	(98)	(145)
Minority interests’ share	2	1	3

Net income (loss)	$(45)	$(97)	$(142)

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the three months ended June 30, 2008 and 2007 are presented briefly below. Each is discussed in further detail throughout MD&A.

•	Shipments and selected financial information are as follows (in millions, except shipments, which are in kt):

	Three Months Ended June 30,
	2008	2007
		(Restated)
	Successor	Combined

Shipments (kt)(A):
Rolled products(B)	777	755
Ingot products(C)	48	38

Total shipments	825	793

Net sales	$3,103	$2,828
Net income (loss)	$25	$(142)
Net increase (decrease) in total debt(D)	$308	$248

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil and Europe, foundry products in Korea, secondary ingot in Europe and other miscellaneous recyclable aluminum.

(D)	Net increase (decrease) in total debt is measured by comparing the period-end amounts of our total outstanding debt (including short-term borrowings) as shown in our condensed consolidated balance sheets to the previous fiscal year ending balances as of March 31. The net increase (decrease) in total debt excludes the change in unamortized fair value adjustments recorded as part of the Arrangement.

•	Rolled products shipments increased the first quarter of fiscal 2009 primarily due to increases in canstock fueled by continued demand in the can markets of all segments, partially offset by decreases in (1) light gauge primarily in North America and Europe as a result of weak market demand, (2) specialty and painted products in Europe as a result of weak market conditions for building-related products and (3) foil stock in Europe and Asia.

•	London Metal Exchange (LME) pricing for aluminum (metal) was an average of 6.5% higher during the three months ended June 30, 2008 than the comparable prior year period. Cash prices have trended up at the end of the first quarter. As of June 30, 2008 and 2007, cash prices per metric tonne were $3,075 and $2,686, respectively. This trend positively impacted our fiscal 2009 first quarter results as described more fully under Metal Price Lag below.

•	Net sales for the first quarter of fiscal 2009 increased from the comparable prior year period due to (1) an increase of $101 million as a result of 6.5% increase in average LME metal pricing, (2) an increase of $93 million from higher rolled products volume primarily in North America, South America and Asia, offset by lower volume in Europe, (3) an increase of $19 million in conversion premiums across all segments, (4) an increase of $69 million from foreign currency exchange gains primarily in Europe driven by the continued strengthening of the euro against the U.S. dollar, (5) an increase of $27 million due to a favorable change in the product mix of rolled products and (6) incremental purchase accounting adjustments of $20 million related to the accretion of can ceiling contract fair value reserves in North America, partially offset by (7) $60 million of lower metal price lag in North America and Asia. Metal represents approximately 60% — 70% of the sales value of our products.

•	During the three months ended June 30, 2008 and 2007, we recognized pre-tax gains of $66 million and $34 million, respectively, related to the change in fair value of derivative instruments. For segment reporting purposes, Segment Income (defined in Operating Segment Review below) includes approximately $45 million and $39 million of cash-settled derivative gains for the three months ended June 30, 2008 and 2007, respectively.

•	During the first quarter of fiscal 2009, input and operational costs were approximately $48 million higher than in the comparable prior year period primarily as a result of higher energy, freight and alloy costs. These cost increases were offset by a decrease in stock compensation expense of $45 million and a decrease in sale transaction fees of $32 million.

•	The first quarter of fiscal year 2009 was favorably impacted versus the comparable prior year period by $18 million for certain income and expense items associated with fair value adjustments recorded at the date of acquisition. The pre-tax impact of these items was primarily driven by the accretion of reserves related to unfavorable contracts (recorded at fair value at the date of acquisition) and inventory adjustments in the prior period that did not occur in the current fiscal year, partially offset by higher depreciation and amortization.

•	During the first quarter of fiscal 2009, costs associated with currency exposure, primarily to the Brazilian real, were $26 million higher than in the comparable prior year period. The average Brazilian real per U.S. dollar strengthened approximately 16% during the first quarter of fiscal 2009 versus the comparable prior year period.

•	As of June 30, 2008, our total debt (excluding unamortized fair value adjustments recorded as part of the acquisition by Hindalco) increased by $308 million from the prior fiscal year end. This increase in debt was driven primarily by an increase in short-term borrowings to fund our working capital requirements.

•	Income tax expense in the first quarter of 2009 included $29 million of income tax expense related to exchange translation and re-measurement items, offset by a $14 million tax benefit associated with statutory tax rate differences on foreign earnings. The prior year period included a net $68 million of tax expense associated with discrete period items and tax rate differences on foreign earnings.

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

Metal Price Ceilings

Sales contracts representing approximately 8% and 10% of our total shipments for the first quarters of fiscal 2009 and 2008, respectively, provide for a ceiling over which metal prices could not contractually be passed through to certain customers, unless adjusted. This negatively impacts our margins when the price we pay for metal is above the ceiling price contained in these contracts. During each of the three month periods ended June 30, 2008 and 2007, we were unable to pass through approximately $78 million of metal purchase costs associated with sales under these contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

Our exposure to metal price ceilings approximates 8% of estimated total shipments for the remainder of fiscal year 2009. Based on a June 30, 2008 aluminum price of $3,075 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $240 — $260 million for the remainder of fiscal 2009 and $240 — $260 million in the aggregate thereafter.

In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into Net sales over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. For the three months ended June 30, 2008 and 2007, we recorded accretion of $64 million and $44 million, respectively. As of June 30, 2008, the balance of these reserves is $321 million.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided an offsetting benefit to the can ceiling contracts. We refer to these two sources as our internal hedges.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. We currently purchase aluminum futures and options to hedge our exposure to further metal price increases.

Metal Price Lag

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference between the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices our earnings benefit from this timing difference while the opposite is true in periods of declining prices, and we refer to this timing difference as “metal price lag.” During the three months ended June 30, 2008, metal price lag favorably impacted our results by $34 million and negatively impacted the comparable prior year period by approximately $11 million, for a net favorable impact of $45 million. These amounts include the effects of derivative instruments we purchased to offset this risk as described below. For general metal price lag exposure we used short-term LME forward contracts to help mitigate the exposure, although exact offset hedging is not achieved.

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

For accounting purposes, we do not treat all derivative instruments as hedges under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB Statement No. 133). For example, we do not treat the derivative instruments purchased to mitigate the risks discussed above under metal price ceilings and metal price lag as hedges under FASB Statement No. 133. In those cases, changes in fair value are recognized immediately in earnings, which results in the recognition of fair value as a gain or loss in advance of the contract settlement, and we expect further earnings volatility as a result. In the accompanying condensed consolidated statements of operations, changes in fair value of derivative instruments not accounted for as hedges under FASB Statement No. 133 are recognized in (Gain) loss on change in fair value of derivative instruments — net. These gains or losses may or may not result from cash settlement. For Segment Income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash during that period.

OPERATIONS AND SEGMENT REVIEW

The following discussion and analysis is based on our condensed consolidated statements of operations, which reflect our results of operations for the three months ended June 30, 2008 and the three months ended June 30, 2007 (as prepared on a combined non-GAAP basis).

The following tables present our shipments, our results of operations, prices for aluminum, oil and natural gas and key currency exchange rates for the periods referred to above, and the changes from period to period.

	Three Months
	Ended
	June 30,		Percent
	2008	2007	Change
	Successor	Combined

Shipments (kt)
Rolled products, including tolling (the conversion of customer-owned metal)	777	755	2.9%
Ingot products, including primary and secondary ingot and recyclable aluminum	48	38	26.3%

Total shipments	825	793	4.0%

	Three Months
	Ended
	June 30,		Percent
	2008	2007	Change
	(Restated)
	Successor	Combined

Results of Operations ($ in millions):
Net sales	$3,103	$2,828	9.7%
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,831	2,641	7.2%
Selling, general and administrative expenses	84	137	(38.7)%
Depreciation and amortization	116	81	43.2%
Research and development expenses	12	19	(36.8)%
Interest expense and amortization of debt issuance costs — net	40	51	(21.6)%
(Gain) loss on change in fair value of derivative instruments — net	(66)	(34)	94.1%
Equity in net (income) loss of non-consolidated affiliates	2	—	n.m.
Sale transaction fees	—	32	(100.0)%
Other (income) expenses — net	22	15	46.7%

	3,041	2,942	3.4%

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	62	(114)	154.4%
Provision (benefit) for taxes on income (loss)	35	31	12.9%

Income (loss) before minority interests’ share	27	(145)	118.6%
Minority interests’ share	(2)	3	(166.7)%

Net income (loss)	$25	$(142)	117.6%

n.m. — not meaningful

	Three Months
	Ended
	June 30,		Percent
	2008	2007	Change
	Successor	Combined

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of period	$3,075	$2,686	14.5%
Average cash price during the period	$2,940	$2,761	6.5%

	Three Months
	Ended		U.S. Dollar
	June 30,		Strengthen/
	2008	2007	(Weaken)
	Successor	Combined

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per euro	1.563	1.354	(15.4)%
Brazilian real per U.S. dollar	1.638	1.961	(16.5)%
South Korean won per U.S. dollar	1,027	927	10.8%
Canadian dollar per U.S. dollar	1.007	1.080	(6.8)%

	Three Months
	Ended
	June 30,		Percent
	2008	2007	Change
	Successor	Combined

New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude — Average settlement price (per barrel)	$117.76	$61.69	90.9%
Natural Gas — Average Henry Hub contract settlement price (per MMBTU)(A)	$10.92	$7.55	44.6%

(A)	One MMBTU is the equivalent of one decatherm, or one million British Thermal Units (BTU’s).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2008 COMPARED TO THE QUARTER ENDED JUNE 30, 2007 (THREE MONTHS COMBINED NON-GAAP)

Shipments

Rolled products shipments increased the first quarter of fiscal 2009 primarily due to increases in canstock fueled by continued demand in the can markets of all segments, partially offset by decreases in (1) light gauge primarily in North America and Europe as a result of weak market demand, (2) specialty and painted products in Europe as a result of weak market conditions for building-related products and (3) foil stock in Europe and Asia.

Net sales

Higher net sales in the first quarter of fiscal 2009 compared to fiscal 2008 resulted primarily from (1) an increase of $101 million as a result of 6.5% increase in average LME metal pricing, (2) an increase of $93 million from higher rolled products volume primarily in North America, South America and Asia, offset by lower volume in Europe, (3) an increase of $19 million in conversion premiums across all segments, (4) an increase of $69 million from foreign currency exchange gains primarily in Europe driven by the continued strengthening of the euro against the U.S. dollar, (5) an increase of $27 million due to a favorable change in the product mix of rolled products and (6) incremental purchase accounting adjustments of $20 million related to the accretion of can ceiling contract fair value reserves in North America, partially offset by (7) $60 million of lower metal price lag in North America and Asia. Metal represents approximately 60% — 70% of the sales value of our products.

Net sales for the first quarters of both fiscal 2009 and fiscal 2008 were adversely impacted in North America due to price ceilings on certain sales contracts, which limited our ability to pass through approximately $78 million of metal purchase costs in both periods.

Costs and expenses

The following table presents our costs and expenses for the three months ended June 30, 2008 and 2007, in dollars and expressed as percentages of net sales.

	Three Months Ended
	June 30,
	2008		2007
		% of		% of
	$ in Millions	Net Sales	$ in Millions	Net Sales
			(Restated)
	Successor		Combined

Cost of goods sold (exclusive of depreciation and amortization)	$2,831	91.2%	$2,641	93.4%
Selling, general and administrative expenses	84	2.7%	137	4.8%
Depreciation and amortization	116	3.7%	81	2.9%
Research and development expenses	12	0.4%	19	0.7%
Interest expense and amortization of debt issuance costs — net	40	1.3%	51	1.8%
(Gain) loss on change in fair value of derivative instruments — net	(66)	(2.1)%	(34)	(1.2)%
Equity in net (income) loss of non-consolidated affiliates	2	0.1%	—	—%
Sale transaction fees	—	—%	32	1.1%
Other (income) expenses — net	22	0.7%	15	0.5%

	$3,041	98.0%	$2,942	104.0%

Cost of goods sold.  Metal represents approximately 70% — 80% of our input costs. As a percentage of net sales, cost of goods sold improved as a result of pricing improvements across all segments, partially offset by certain input and operational cost increases.

Selling, general and administrative expenses (SG&A).  SG&A decreased primarily as a result of (1) stock compensation expense of $45 million and (2) $4 million in director and officer insurance premiums for tail coverage associated with our acquisition by Hindalco, both incurred in the first quarter of fiscal 2008.

Depreciation and amortization.  Depreciation and amortization increased $35 million due to the increases in the bases of our property, plant and equipment and intangible assets recorded as a result of the Arrangement.

Research and development expenses.  Research and development expenses decreased due to the one-time write off of $9 million of in-process research and development costs resulting from the Arrangement in the first quarter of fiscal 2008.

Interest expense and amortization of debt issuance costs — net.  Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt.

Gain (loss) on change in fair value of derivative instruments — net.  The net gain on the change in fair value of derivative instruments increased due (1) to an increase of $21 million in gains associated with aluminum forward contracts which benefited from rising LME prices during the fiscal 2009 quarter and (2) an increase of $9 million in gains associated with currency swaps which benefited from the strengthening of the U.S. dollar against the Korean won.

Sale transaction fees.  We incurred $32 million of fees and expenses related to the Arrangement during the first quarter of fiscal 2008.

Other (income) expenses — net.  A reconciliation of the difference between the periods is shown below (in millions):

Other
(Income)
Expenses — Net

Other (income) expenses — net for the three months ended June 30, 2007	$15
Exchange losses of $20 million in 2009 compared to $11 million in 2008	9
Restructuring charges (recoveries) — net of $(1) million in 2009 compared to $2 million in 2008	(3)
Impairment charges on long-lived assets of $1 million in 2009 only	1
Net gain on sale of property, plant and equipment of $1 million in 2009 only	(1)
Other — net	1

Other (income) expenses — net for the three months ended June 30, 2008	$22

Provision (benefit) for taxes on income (loss)

For the three months ended June 30, 2008, we recorded a $35 million provision for taxes on our pre-tax income of $64 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 55%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $9 million in expense for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $20 million in expense for the remeasurement of deferred income taxes due to foreign currency changes and (3) a $14 million benefit for differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

For the three months ended June 30, 2007, we recorded a $31 million (as restated) provision for taxes on our pre-tax loss of $114 million (as restated), before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (27)%. Our effective tax rate differs from the Canadian statutory rate due primarily to (1) $42 million in expense (as restated) for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $6 million in expense for the remeasurement of deferred income taxes due to foreign currency changes, (3) a $34 million expense for change in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (4) a $20 million benefit (as restated) for expense and income items with no tax effect.

OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED JUNE 30, 2008 COMPARED TO THE QUARTER ENDED JUNE 30, 2007 (THREE MONTHS COMBINED NON-GAAP)

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments, based on Segment Income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Segment Income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment Income as earnings before (a) interest expense and amortization of debt issuance costs — net; (b) unrealized gains (losses) on change in fair value of derivative instruments — net; (c) realized gains (losses) on corporate derivative instruments — net; (d) depreciation and amortization; (e) impairment charges on long-lived assets; (f) minority interests’ share; (g) adjustments to reconcile our proportional share of Segment Income from non-consolidated affiliates to income as determined on the equity method of accounting; (h) restructuring charges (recoveries) — net; (i) gains or losses on sales of property, plant and equipment and businesses — net; (j) corporate selling, general and administrative expenses; (k) other costs — net; (l) litigation settlement — net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting change — net of tax.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies to our consolidated and combined financial statements included in our Annual Report on Form 10-K/A for the year ended March 31, 2008.

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

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the three months ended June 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our results of operations for the three months ended June 30, 2008 in comparison with the three months ended June 30, 2007, in this section, our Predecessor results and our Successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.

Net sales

Shown below is the schedule of Net sales by operating segment for periods attributable to the Successor, Predecessor and the combined presentation for the three months ended June 30, 2007 that we use throughout MD&A (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	Successor	Predecessor	Combined
Combined Net sales by Operating Segment:
North America	$574	$446	$1,020
Europe	593	510	1,103
Asia	246	216	462
South America	134	109	243

Total Net sales	$1,547	$1,281	$2,828

Segment Income

Shown below is the schedule of our reconciliation from Total Segment Income (Loss) to Net income (loss) by operating segment for periods attributable to the Successor, Predecessor and the combined presentation for the three months ended June 30, 2007 that we use throughout our MD&A (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	(Restated)		(Restated)
	Successor	Predecessor	Combined
Combined Results by Operating Segment:
Segment Income (Loss)
North America	$23	$(24)	$(1)
Europe	43	32	75
Asia	(2)	6	4
South America	22	18	40

Total Segment Income	86	32	118
Interest expense and amortization of debt issuance costs — net	(25)	(26)	(51)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(15)	5	(10)
Realized gains (losses) on corporate derivative instruments — net	8	(3)	5
Depreciation and amortization	(53)	(28)	(81)
Minority interests’ share	2	1	3
Adjustment to eliminate proportional consolidation(B)	(9)	(7)	(16)
Restructuring charges — net	(1)	(1)	(2)
Corporate selling, general and administrative expenses	(8)	(35)	(43)
Other costs — net	(3)	1	(2)
Sale transaction fees	—	(32)	(32)
Benefit (provision) for taxes on income (loss)	(27)	(4)	(31)

Net income (loss)	$(45)	$(97)	$(142)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period.

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 7 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions in the accompanying notes to the condensed consolidated financial statements for further information about these non-consolidated affiliates.

Reconciliation

The following table presents Segment Income (Loss) by operating segment and reconciles Total Segment Income to Net income (loss) (in millions).

	Three Months Ended June 30,
	2008	2007
		(Restated)
	Successor	Combined

Segment Income (Loss)
North America	$42	$(1)
Europe	111	75
Asia	31	4
South America	47	40

Total Segment Income	231	118
Interest expense and amortization of debt issuance costs — net	(40)	(51)
Unrealized gains (losses) on change in fair value of derivative instruments — net	21	(10)
Realized gains (losses) on corporate derivative instruments — net	—	5
Depreciation and amortization	(116)	(81)
Impairment charges on long-lived assets	(1)	—
Minority interests’ share	(2)	3
Adjustment to eliminate proportional consolidation	(18)	(16)
Restructuring recoveries (charges) — net	1	(2)
Gain (loss) on sales of property, plant and equipment and businesses — net	1	—
Corporate selling, general and administrative expenses	(14)	(43)
Other costs — net	(3)	(2)
Sale transaction fees	—	(32)
Benefit (provision) for taxes on income (loss)	(35)	(31)

Net income (loss)	$25	$(142)

OPERATING SEGMENT RESULTS

North America

As of June 30, 2008, North America manufactured aluminum sheet and light gauge products through nine aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America for the three months ended June 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Three Months Ended
	June 30,		Percent
	2008	2007	Change
	Successor	Combined

Shipments (kt):
Rolled products	286	277	3.2%
Ingot products	8	16	(50.0)%

Total shipments	294	293	0.3%

Net sales	$1,083	$1,020	6.2%
Segment Income (Loss)	$42	$(1)	4,300.0%
Total assets	$3,996	$4,524	(11.7)%

Shipments

Rolled products shipments increased due to increases in demand in canstock and industrial products, partially offset by decreases in demand for light gauge products as a result of a weak demand in construction and transportation industries. Ingot product shipments declined due to lower scrap sales.

Net sales

Net sales increased primarily due to (1) increased volume of rolled products of $38 million, (2) increased average LME prices for metal of $29 million and (3) $20 million of incremental accretion related to the contract fair value reserves as discussed in Metal Price Ceilings, partially offset by (4) contracts priced in prior periods resulting in an unfavorable metal price lag of $37 million. During both the three months ended June 30, 2008 and 2007, we were unable to pass through approximately $78 million of metal purchase costs, resulting in no incremental impact to net sales between the periods.

Segment Income

Segment Income was favorably impacted by (1) $11 million due to higher volume of shipments, (2) $7 million as a result of pricing increases and favorable changes in product mix, (3) $6 million as a result of the impact of the metal price ceilings (excluding the accretion of the contract fair value reserves), (4) $33 million of incremental net favorable fair value adjustments recorded as a result of the Arrangement and (5) lower stock compensation expense of $11 million recorded in the fiscal 2008 period as a result of the Arrangement, partially offset by (6) the negative impact of metal price lag which unfavorably impacted Segment Income by $9 million in fiscal 2009 as compared to fiscal 2008 and (7) higher operating costs of $15 million primarily associated with energy and freight.

Total Assets

Total assets decreased primarily due to the finalization of adjustments to our purchase price allocation made subsequent to the fiscal 2008 period.

Europe

As of June 30, 2008, Europe provided European markets with value-added sheet and light gauge products through its 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, packaging, automotive, lithographic, building and other various industrial uses.

The following table presents key financial and operating information for Europe for the three months ended June 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Three Months
	Ended
	June 30,		Percent
	2008	2007	Change
		(Restated)
	Successor	Combined

Shipments (kt):
Rolled products	271	285	(4.9)%
Ingot products	28	4	600.0%

Total shipments	299	289	3.5%

Net sales	$1,218	$1,103	10.4%
Segment Income	$111	$75	48.0%
Total assets	$4,231	$3,468	22.0%

Shipments

Rolled products shipments decreased due to decreases in demand for specialty, painted and light gauge products from a continued weak building-related products market, partially offset by increases in canstock and lithographic products. Ingot product shipments increased during the first quarter of fiscal 2009. Due to slower business conditions, we sold additional ingot to manage inventory levels.

Net sales

Net sales increased primarily due to (1) increased volume of non-rolled products of $14 million, (2) increased average LME prices for metal of $38 million, (3) increases in conversion premiums of $12 million and (4) an increase of $71 million from foreign currency exchange gains driven by the continued strengthening of the euro against the U.S. dollar, partially offset by (5) decreased volume in rolled products of $11 million and (6) unfavorable changes in product mix of $3 million.

Segment Income

Segment Income was favorably impacted by (1) $11 million due to higher pricing, (2) the positive impact of metal price lag of $31 million, (3) $7 million of incremental favorable fair value adjustments recorded as a result of the Arrangement and (4) lower stock compensation expense of $6 million recorded in the fiscal 2008 period as a result of the Arrangement, partially offset by (5) $6 million from lower volume of rolled products and (6) higher operating costs of $16 million primarily associated with energy.

Total assets

Total assets increased primarily due to the strengthening of the euro against the U.S. dollar and the finalization of adjustments to our purchase price allocation made subsequent to the first quarter of fiscal 2008.

Asia

As of June 30, 2008, Asia operated three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The following table presents key financial and operating information for Asia for the three months ended June 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Three Months
	Ended
	June 30,		Percent
	2008	2007	Change
	Successor	Combined

Shipments (kt):
Rolled products	133	118	12.7%
Ingot products	7	11	(36.4)%

Total shipments	140	129	8.5%

Net sales	$510	$462	10.4%
Segment Income	$31	$4	675.0%
Total assets	$1,129	$1,323	(14.7)%

Shipments

Rolled products shipments increased primarily due to increased demand in the can market, partially offset by a decline of shipments in the industrial products and foil stock markets as a result of continued price pressure from Chinese exports, driven by the difference in aluminum metal prices on the Shanghai Futures Exchange and the LME. Ingot shipments decreased as a result of a labor strike at one of our large customers.

Net sales

Net sales increased primarily due to (1) increased volume of rolled products of $55 million and (2) increased average LME prices for metal of $24 million, partially offset by (3) contracts priced in prior periods resulting in an unfavorable metal price lag of $23 million and (4) decreased volume and sales in non-rolled products of $12 million.

Segment Income

Segment Income was favorably impacted by (1) $9 million due to higher prices, (2) the positive impact of metal price lag of $18 million, (3) $9 million of incremental favorable fair value adjustments recorded as a result of the Arrangement and (4) lower stock compensation expense of $4 million recorded in the fiscal 2008 period as a result of the Arrangement, partially offset by (5) $9 million in net foreign currency exchange losses as the U.S. dollar strengthened against the Korean won and (6) higher operating costs of $8 million primarily associated with energy.

Total assets

Total assets decreased primarily due to the finalization of adjustments to our purchase price allocation made subsequent to the fiscal 2008 period.

South America

As of June 30, 2008, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating information for South America for the three months ended June 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Three Months
	Ended
	June 30,		Percent
	2008	2007	Change
	Successor	Combined

Shipments (kt):
Rolled products	87	75	16.0%
Ingot products	5	7	(28.6)%

Total shipments	92	82	12.2%

Net sales	$295	$243	21.4%
Segment Income	$47	$40	17.5%
Total assets	$1,544	$1,321	16.9%

Shipments

Rolled products shipments increased primarily due to an increase in overall can shipments driven by strong market demand. Ingot shipments decreased primarily as a result of lower primary billet production.

Net sales

Net sales increased primarily due to (1) increased volume of rolled products of $11 million, (2) favorable changes in product mix of rolled products of $30 million and (3) increased average LME prices for metal of $10 million.

Segment Income

Segment Income was favorably impacted by (1) $5 million due to higher prices, (2) the positive impact of metal price lag of $9 million, (3) $7 million of incremental favorable fair value adjustments recorded as a result of the Arrangement, (4) lower stock compensation expense of $3 million recorded in the fiscal 2008 period as a result of the Arrangement and (5) increased benefit of internally supplied metal from our smelter of $3 million, partially offset by (6) increased net foreign currency exchange losses of $13 million as the Brazilian real strengthened against the U.S. dollar and (7) higher operating costs of $9 million.

Total assets

Total assets increased primarily due to increases in working capital and fixed asset additions since the first quarter of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the three months ended June 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate a discussion of our liquidity and capital resources for the three months ended June 30, 2008 in comparison with the three months ended June 30, 2007, our Predecessor and Successor cash flows are presented herein on a combined basis. The combined cash flows are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor cash flows.

Cash Flows

Shown below is a condensed combining schedule of cash flows for periods allocable to the Successor, Predecessor and the combined presentation for the three months ended June 30, 2007 that we use throughout our discussion of Liquidity and Capital Resources (in millions).

	May 16, 2007	April 1, 2007	Three Months
	Through	Through	Ended
	June 30, 2007	May 15, 2007	June 30, 2007
	Successor	Predecessor	Combined
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(44)	$(230)	$(274)

INVESTING ACTIVITIES
Capital expenditures	(22)	(17)	(39)
Proceeds from sales of assets	1	—	1
Changes to investment in and advances to non-consolidated affiliates	1	1	2
Proceeds from loans receivable — net — related parties	4	—	4
Net proceeds from settlement of derivative instruments	29	18	47

Net cash provided by (used in) investing activities	13	2	15

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Proceeds from issuance of debt	—	150	150
Principal repayments	(46)	(1)	(47)
Short-term borrowings — net	83	60	143
Dividends — minority interests	(1)	(7)	(8)
Debt issuance costs	(13)	(2)	(15)
Proceeds from the exercise of stock options	—	1	1

Net cash provided by (used in) financing activities	115	201	316

Net increase (decrease) in cash and cash equivalents	84	(27)	57
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	1
Cash and cash equivalents — beginning of period	102	128	128

Cash and cash equivalents — end of period	$186	$102	$186

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

In our discussion of Metal Price Ceilings, we have disclosed that certain customer contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer, unless adjusted. During both the three months ended June 30, 2008 and 2007, we were unable to pass through approximately $78 million of metal purchase costs associated with sales under theses contracts. Net cash provided by operating activities is negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments and offset partially by reduced income taxes. Based on a June 30, 2008 aluminum price of $3,075 per tonne, and our estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $240 — $260 million during the remainder of fiscal 2009 and $240 — $260 million in the aggregate thereafter.

As a result of our acquisition by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchases in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into revenue over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. As of June 30, 2008, the balance of these reserves is $321 million.

The following table shows the reconciliation from Net cash provided by (used in) operating activities to Free cash flow, the ending balances of cash and cash equivalents and the change between periods (in millions).

	Three Months Ended
	June 30,
	2008	2007	Change
	Successor	Combined

Net cash provided by (used in) operating activities	$(351)	$(274)	$(77)
Dividends — minority interests	—	(8)	8
Capital expenditures	(33)	(39)	6
Net proceeds from settlement of derivative instruments	34	47	(13)

Free cash flow	$(350)	$(274)	$(76)

Ending cash and cash equivalents	$296	$186	$110

Net cash used in operating activities increased in the first quarter of fiscal 2009 compared to fiscal 2008 as a result of (1) changes in certain components of our working capital, primarily driven by higher dollar inventory levels due to the increase in aluminum prices in the first half of this calendar year and the timing of payments made by our customers at March 31, 2008 and June 30, 2008, and partially offset by (2) higher net income.

Dividends paid to our minority interests, primarily in our Asia operating segment, were $8 million and paid in the first quarter of fiscal 2008. Capital expenditures were slightly lower between periods in all operating segments due, in part, to the construction of Novelis Fusiontm ingot casting lines in our European and Asian segments as well as additional planned maintenance activities, improvements to our Yeongju, Korea hot mill and other ancillary upgrades made in the first quarter of fiscal 2008. Net proceeds from the settlement of derivative instruments contributed $34 million to Free cash flow in the three months ended June 30, 2008 as compared to $47 million during the three months ended June 30, 2007.

During the first quarter of fiscal 2008, negative Free cash flow was impacted by costs associated with or triggered by the Arrangement including: (1) $72 million paid in share-based compensation payments, (2) $42 million paid for sale transaction fees and (3) $25 million in bonus payments for the 2006 calendar year and the period from January 1, 2007 through May 15, 2007.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

	Three Months Ended
	June 30,
	2008	2007	Change
	Successor	Combined

Net proceeds from settlement of derivative instruments	$34	$47	$(13)
Capital expenditures	(33)	(39)	6
Proceeds from loans receivable — net	8	4	4
Proceeds from sales of assets	1	1	—
Changes to investment in and advances to non-consolidated affiliates	6	2	4

Net cash provided by (used in) investing activities	$16	$15	$1

Net proceeds from settlement of derivative instruments and the magnitude of capital expenditures were discussed above in Operating Activities as both are included in our definition of Free cash flow. We estimate that our annual capital expenditure requirements for items necessary to maintain comparable production, quality and market position levels (maintenance capital) will be approximately $90 — $110 million, and that total annual capital expenditures will be approximately $170 — $190 million for the remainder of fiscal year 2009.

The majority of our capital expenditures for the three months ended June 30, 2008 and 2007 were for projects devoted to product quality, technology, productivity enhancement and increased capacity. Capital expenditures were slightly lower between periods in all operating segments due, in part, to the construction of Novelis Fusiontm ingot casting lines in our European and Asian Segments as well as additional planned maintenance activities, improvements to our Yeongju, Korea hot mill and other ancillary upgrades made in the first quarter of fiscal 2008.

Proceeds from loans receivable — net during 2008 and 2007 are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Financing Activities

Overview

The following table presents information regarding our Net cash provided by (used in) financing activities (in millions).

	Three Months Ended June 30,
	2008	2007	Change
	Successor	Combined

Proceeds from issuance of common stock	$—	$92	$(92)
Proceeds from issuance of debt	—	150	(150)
Principal repayments	(4)	(47)	43
Short-term borrowings — net	313	143	170
Dividends — minority interests	—	(8)	8
Debt issuance costs	—	(15)	15
Proceeds from the exercise of stock options	—	1	(1)

Net cash provided by (used in) financing activities	$309	$316	$(7)

During the first quarter of fiscal 2008, we amended our then existing senior secured credit facilities to increase its capacity by $150 million. We used these proceeds to reduce the outstanding balance of our then existing revolving credit facility, thus increasing our borrowing capacity. This additional capacity, along with $92 million of cash received from the issuance additional shares indirectly to Hindalco, allowed us to fund general working capital requirements and certain costs associated with the Arrangement including the cash settlement of share-based compensation arrangements and lender fees. Dividends paid to our minority interests, primarily in our Asia operating segment, were $8 million and paid in the first quarter of fiscal 2008.

During the first quarter of fiscal 2009, we increased our short-term borrowing under our new revolving credit facility to provide for general working capital requirements.

Senior Secured Credit Facilities

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

We incurred debt issuance costs on our New Credit Facilities totaling $32 million. These fees are included in Other long-term assets — third parties and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility. The unamortized amount of these costs was $25 million as of June 30, 2008.

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

As of June 30, 2008 approximately 87% of our debt was fixed rate and approximately 13% was variable rate.

Short-Term Borrowings and Letters of Credit

As of June 30, 2008, our short-term borrowings were $430 million consisting of (1) $359 million of short-term loans under our ABL facility, (2) a $40 million short-term loan in Korea and (3) $31 million in bank overdrafts. As of June 30, 2008, $30 million of our ABL facility was utilized for letters of credit and an additional $158 million under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 3.63% as of June 30, 2008.

Liquidity

As of July 31, 2008, the current LME price was $2,928 per tonne and the forward curve continues to be relatively flat indicating long term prices above $3,000 per tonne. If aluminum prices continue to be above this level, our Free cash flow will be negatively impacted in the near term due to the contracts we have with metal price ceilings discussed above as well as the continued carry of additional working capital as a result of the increased price levels. The largest driver of our liquidity is tied to our working capital, which is significantly influenced by the price of aluminum. If aluminum prices were to increase further, we would see further reductions in our overall liquidity position.

Our estimated liquidity as of June 30, 2008 and 2007 is as follows (in millions).

	As of
	June 30,
	2008	2007
	Successor	Predecessor

Cash and cash equivalents	$296	$186
Amount available under senior secured credit facilities	411	—

Total estimated liquidity	$707	$186

Our liquidity increased during the first quarter of fiscal 2009 primarily as a result of refinancing our credit facilities to provide for additional capacity. We continue to maintain forfaiting and factoring arrangements in Asia and South America that provide additional liquidity in those segments. Additionally, in our Asian Segment, our ability to access available liquidity is limited by various factors, including restrictions on granting dividends from Korea. As a result, included in cash and cash equivalents above is approximately $98 million that would not be immediately available to us due to these restrictions.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Our liquidity shown above does not take into account this financial covenant. As of June 30, 2008, our fixed charge coverage ratio is less than 1 to 1. As a result, our available liquidity would be limited to 90% of the borrowing base to avoid potential default of our financial covenants, resulting in a reduction of available borrowings under our ABL facility of $80 million.

Additionally, as our available liquidity under the ABL facility is based on our eligible accounts receivable and inventory, as defined under the New Credit Facility, as LME prices increase, our available liquidity would also increase up to a maximum of $800 million assuming consistent sales volumes and inventory levels. As of June 30, 2008, we were at our maximum available borrowing base under our ABL facility. At current prices for aluminum, we believe that our cash on hand, together with cash provided by operations and borrowing availability under our credit facilities, will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

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

Derivative Instruments

As of June 30, 2008, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 14 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.

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

Certain contracts are designated as hedges of either net investment or cash flows. For these contracts we recognize the change in fair value of the ineffective portion of the hedge as a gain or loss in our current period results of operations. We include the change in fair value of the effective and interest portions of these hedges in Accumulated other comprehensive income (loss) within Shareholder’s equity in the accompanying condensed consolidated balance sheets.

Our condensed consolidated statement of operations for the three months ended June 30, 2008 includes a gain of $22 million presented in Other comprehensive income (loss) — net of tax for the change in fair value of the effective portion of our cash flow hedges. As of June 30, 2008, we expect to realize $3 million of effective net gains during the next twelve months. The maximum period over which we have hedged our exposure to cash flow variability is through November 2016.

For the three months ended June 30, 2008, we recognized gains of $38 million presented in Other comprehensive income (loss) — net of tax for the change in fair value of the effective portion of our net investment hedges. As of June 30, 2008, we expect to realize $10 million of effective net losses during the next twelve months. The maximum period over which we have hedged our exposure to net investment variability is through February 2015.

The fair values of our financial instruments and commodity contracts as of June 30, 2008 and March 31, 2008 were as follows (in millions).

		As of June 30, 2008
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2009 through 2012	$50	$(77)	$(27)
Cross-currency swaps	2009 through 2015	7	(159)	(152)
Interest rate currency swaps	2009 through 2011	14	—	14
Interest rate swaps	2009 through 2010	—	(5)	(5)
Aluminum forward contracts	2009 through 2011	122	(28)	94
Aluminum options	2009 through 2011	6	(4)	2
Electricity swap	2017	22	—	22
Embedded derivative instruments	2009	—	(4)	(4)
Natural gas swaps	2009 through 2010	9	—	9

Total fair value		230	(277)	(47)
Less: current portion		198	(120)	78

Noncurrent portion		$32	$(157)	$(125)

		As of March 31, 2008
	Maturity Dates			Net Fair
	(Fiscal Year)	Assets	Liabilities	Value

Successor:
Foreign exchange forward contracts	2009 through 2012	$47	$(116)	$(69)
Cross-currency swaps	2009 through 2015	19	(189)	(170)
Interest rate currency swaps	2009 through 2011	4	—	4
Interest rate swaps	2009 through 2010	—	(15)	(15)
Aluminum forward contracts	2009 through 2011	134	(9)	125
Aluminum options	2009 through 2011	1	—	1
Electricity swap	2017	14	—	14
Embedded derivative instruments	2009	—	(20)	(20)
Natural gas swaps	2009 through 2010	5	—	5

Total fair value		224	(349)	(125)
Less: current portion		203	(148)	55

Noncurrent portion		$21	$(201)	$(180)

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including:

•	certain of our wholly-owned and majority-owned subsidiaries; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

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

Since we consolidate wholly-owned and majority-owned subsidiaries in our condensed consolidated financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our condensed consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness of others as of June 30, 2008 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of June 30, 2008.

	Maximum	Liability
	Potential Future	Carrying
	Payment	Value

Wholly-owned Subsidiaries	$83	$60
Aluminium Norf GmbH	$16	$—

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008 and March 31, 2008, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. During the quarter ended June 30, 2008, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K/A for the year ended March 31, 2008.

DIVIDENDS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the quarter ended June 30, 2008, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K/A for the year ended March 31, 2008.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the three months ended June 30, 2008.

On April 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (FASB Statement No. 159). FASB Statement No. 159 permits entities to choose to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”) with changes in fair value reported in earnings each reporting period. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying the complex hedge accounting requirements under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB Statement No. 133), to achieve similar results. We already record our derivative contracts and hedging activities at fair value in accordance with FASB Statement No. 133. We did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

On April 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (FASB Statement No. 157), as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed our required adoption date of FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until April 1, 2009. Also in February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13 are excluded from the provisions of FASB Statement No. 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141 or FASB Statement No. 141 (Revised), Business Combinations. See Note 15 — Fair Value of Measurements regarding our adoption of this standard.

On April 1, 2008, we adopted FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39, (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. Our adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of June 30, 2008, as adoption is not required until future reporting periods.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FASB Statement No. 162). FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 162 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets, (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FASB Statement No. 161), an amendment of FASB Statement No. 133. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods upon initial adoption. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 161 on our consolidated financial position, results of operations, cash flows or disclosures related to derivative instruments and hedging activities.

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations, (FASB Statement No. 141(R)) which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB Statement No. 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB Statement No. 141(R) amends certain provisions of FASB Statement No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB Statement No. 141(R) would also apply the provisions of FASB Statement No. 141(R). Early adoption is prohibited. We are currently evaluating the potential impact that FASB Statement No. 141(R) may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASB Statement No. 160), which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB Statement No. 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB Statement No. 160 on our consolidated financial position, results of operations and cash flows.

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

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended March 31, 2008.

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

By their nature, all derivative financial instruments involve risk, including both our credit risk of non- performance and the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2008 condensed consolidated balance sheet.

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

In addition, sales contracts representing approximately 8% of our total shipments for the quarter ended June 30, 2008 provide for a ceiling over which metal prices could not contractually be passed through to a customer, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. Our exposure to metal price ceilings approximates 8% of our estimated shipments for the remainder of fiscal 2009.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided an offsetting benefit to the can ceiling contracts. We refer to these two sources as our internal hedges.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. We currently purchase aluminum futures and options to hedge our exposure to further metal price increases.

During the quarter ended June 30, 2008, we sold short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag. We enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments we purchased to offset this risk.

Sensitivities

The following table presents the estimated potential pre-tax gain (loss) in the fair values of these derivative instruments as of June 30, 2008, given a 10% change in the three-month LME price ($ in millions).

	Change in	Change in
	Rate/Price	Fair Value

Aluminum Forward Contracts	10%	$51
Aluminum Options	10%	$2

Electricity and Natural Gas

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the quarter ended June 30, 2008, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. Recent natural gas pricing changes in the United States have increased our energy costs. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of June 30, 2008, we have a nominal amount of forward purchases outstanding related to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 25% of our total electricity requirements in that segment. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.

Rising energy costs worldwide, due to the volatility of supply and international and geopolitical events, expose us to reduced profits as such changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2008, given a 10% change in spot prices for energy contracts ($ in millions).

	Change in	Change in
	Rate/Price	Fair Value

Electricity	10%	$8
Natural Gas	10%	$3

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

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in the Shareholders’ equity section of the accompanying condensed consolidated balance sheets. Net sales and expenses in our foreign operations’ foreign currencies are translated into varying amounts of U.S. dollars, and these changes in exchange rates may either positively or negatively affect our net sales and expenses from foreign operations as expressed in U.S. dollars.

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 14 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2008, given a 10% change in rates ($ in millions).

		Pre-Tax
		Gain
	Increase (Decrease) in	(Loss) in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Euro	10%	$(54)
Korean won	10%	$(11)
Brazilian real	10%	$39
British pound	10%	$11
Swiss franc	10%	$(1)
Malaysian ringgit	10%	$1

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

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of June 30, 2008, assuming a 10% increase in rates ($ in millions).

		Pre-Tax
	Increase in	Loss in
	Rate	Fair Value

Currency measured against the U.S. dollar
Euro	10%	$(86)
British pound	10%	$(14)
Swiss franc	10%	$(5)

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of June 30, 2008, which includes $350 million of term loan debt and other variable rate debt of $21 million. There would be no significant impact on our annual pre-tax income.

As of June 30, 2008, approximately 87% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 9 — Debt to our accompanying condensed consolidated financial statements for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2008 given a 10% change in rates ($ in millions).

	Change in	Change in
	Rate	Fair Value

Interest Rate Swap Contracts
North America	10%	$2
Asia	10%	$—

Item 4.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2008, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2008. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2008, because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that the company’s unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (GAAP).

Changes in Internal Control Over Financial Reporting

On June 27, 2008, Jeffrey Schwaneke, Vice President and Controller (Principal Accounting Officer) resigned to pursue another professional opportunity. Immediately upon Mr. Schwaneke’s departure, we engaged an external accounting consultant with previous public company accounting experience to serve as Interim Controller.

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Existing as of June 30, 2008 and Remediation Plan

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2008, we did not maintain effective controls over the application of purchase accounting for an equity method investee including related income tax accounts. Specifically, our controls did not ensure the accuracy of our purchase accounting adjustments for an equity method investee, resulting in an error in our provision for income taxes during the period we were finalizing our purchase accounting. This control deficiency resulted in adjustments affecting the period May, 15, 2007 through March 31, 2008 identified in Note 2 — Restatement of Financial Statements in the consolidated and combined financial statements included in our

Form 10-K/A filed with the SEC on August 11, 2008 (see Note 2 — Restatement of Financial Statements to the accompanying condensed consolidated financial statements).

Additionally, this control deficiency could result in a material misstatement of the accounts identified in Note 2 — Restatement of Financial Statements to the accompanying condensed consolidated financial statements that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended September 30, 2006 we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million represents the amount of the settlement claim that was funded by our insurers but is still in dispute with and under further review by the parties as described above. The $39 million liability is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of June 30, 2008 and March 31, 2008.

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

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nations” provision of the CCE supply agreement. Novelis Corporation moved to dismiss the complaint and on March 26, 2008, the U.S. District Court for the Northern District of Georgia issued an order granting Novelis Corporation’s motion to dismiss CCE’s claim. On April 24, 2008, CCE filed a notice of appeal of the court’s order with the United States Court of Appeals for the Eleventh Circuit and filed its appellate brief on July 11, 2008. On August 13, 2008, Novelis Corporation filed its response brief with the United States Court of Appeals for the Eleventh Circuit. If CCE were to ultimately prevail in this appeal and litigation, the amount of damages would likely be material. We have not recorded any reserves for these matters.

Anheuser-Busch Litigation.  On September 19, 2006, Novelis Corporation filed a lawsuit against Anheuser-Busch, Inc. (Anheuser-Busch) in federal court in Ohio. Anheuser-Busch subsequently filed suit against Novelis Corporation and the Company in federal court in Missouri. On January 3, 2007, Anheuser-Busch’s suit was transferred to the Ohio federal court.

Novelis Corporation alleged that Anheuser-Busch breached the existing multi-year aluminum can stock supply agreement between the parties, and sought monetary damages and declaratory relief. Among other claims, we asserted that since entering into the supply agreement, Anheuser-Busch has breached its confidentiality obligations and there has been a structural change in market conditions that requires a change to the pricing provisions under the agreement.

In its complaint, Anheuser-Busch asked for a declaratory judgment that Anheuser-Busch is not obligated to modify the supply agreement as requested by Novelis Corporation, and that Novelis Corporation must continue to perform under the existing supply agreement.

On January 18, 2008, Anheuser-Busch filed a motion for summary judgment. On May 22, 2008, the court granted Anheuser-Busch’s motion for summary judgment. Novelis Corporation filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit on June 20, 2008. Novelis Corporation has continued to perform under the supply agreement during the litigation.

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

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a demand for a jury. On February 14, 2008, the judge issued an order granting our motion to hold ARCO’s summary judgment motion in abeyance. Pursuant to this ruling, management and the board of the joint venture are conducting their activities as normal.

Item 6.	Exhibits

Exhibit
No.		Description

2.1		Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2		Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
4.1		Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2		Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3		Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4		First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10	.1*	Employment Letter dated April 28, 2008 between Novelis Inc. and Jean-Marc Germain
10	.2*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2008

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2		Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
4.1		Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2		Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3		Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4		First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10	.1*	Employment Letter dated April 28, 2008 between Novelis Inc. and Jean-Marc Germain
10	.2*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.