Form 10-Q
period 2008-09-30
Novelis Inc.
filed 2008-11-10
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of October 31, 2008, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) Three Months Ended September 30, 2008; Three Months Ended September 30, 2007 (Restated); Six Months Ended September 30, 2008; May 16, 2007 Through September 30, 2007 (Restated); and April 1, 2007 Through May 15, 2007	2
	Condensed Consolidated Balance Sheets (unaudited) As of September 30, 2008 and March 31, 2008 (Restated)	3
	Condensed Consolidated Statements of Cash Flows (unaudited) Six Months Ended September 30, 2008; May 16, 2007 Through September 30, 2007 (Restated); and April 1, 2007 Through May 15, 2007	4
	Condensed Consolidated Statement of Shareholder’s Equity (unaudited) Six Months Ended September 30, 2008 (Restated as to opening balance)	6
	Notes to the Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	90
Item 4.	Controls and Procedures	94

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	96
Item 6.	Exhibits	98
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Net sales	$2,959	$2,821	$6,062	$4,368	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,791	2,555	5,622	3,991	1,205
Selling, general and administrative expenses	89	88	173	130	95
Depreciation and amortization	107	103	223	156	28
Research and development expenses	10	10	22	23	6
Interest expense and amortization of debt issuance costs — net	41	56	81	81	26
(Gain) loss on change in fair value of derivative instruments — net	185	30	119	16	(20)
Equity in net (income) loss of non-consolidated affiliates	(2)	(20)	—	(19)	(1)
Sale transaction fees	—	—	—	—	32
Other (income) expenses — net	10	(2)	32	9	4

	3,231	2,820	6,272	4,387	1,375

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(272)	1	(210)	(19)	(94)
Provision (benefit) for taxes on income (loss)	(169)	20	(134)	47	4

Income (loss) before minority interests’ share	(103)	(19)	(76)	(66)	(98)
Minority interests’ share	—	—	(2)	2	1

Net income (loss)	(103)	(19)	(78)	(64)	(97)

Other comprehensive income (loss):
Currency translation adjustment	(73)	27	(63)	14	31
Change in fair value of effective portion of hedges	(16)	2	3	4	(1)
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	(1)
Change in pension and other benefits	2	—	2	—	—

Other comprehensive income (loss) before income tax effect	(87)	29	(58)	18	29
Income tax (expense) benefit related to items of other comprehensive income (loss)	6	2	(2)	12	4

Other comprehensive income (loss) — net of tax	(81)	31	(60)	30	33

Comprehensive income (loss)	$(184)	$12	$(138)	$(34)	$(64)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	As of
	September 30,	March 31,
	2008	2008
		(Restated)
	Successor	Successor

ASSETS
Current assets
Cash and cash equivalents	$219	$326
Accounts receivable (net of allowances of $1 as of September 30, 2008 and March 31, 2008)
— third parties	1,347	1,248
— related parties	24	31
Inventories	1,413	1,455
Prepaid expenses and other current assets	75	58
Current portion of fair value of derivative instruments	237	203
Deferred income tax assets	186	125

Total current assets	3,501	3,446
Property, plant and equipment — net	3,032	3,357
Goodwill	1,864	1,869
Intangible assets — net	827	888
Investment in and advances to non-consolidated affiliates	924	946
Fair value of derivative instruments — net of current portion	46	21
Deferred income tax assets	10	12
Other long-term assets
— third parties	91	102
— related parties	29	41

Total assets	$10,324	$10,682

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$14	$15
Short-term borrowings	351	115
Accounts payable
— third parties	1,418	1,582
— related parties	57	55
Accrued expenses and other current liabilities	965	850
Deferred income tax liabilities	34	39

Total current liabilities	2,839	2,656
Long-term debt — net of current portion	2,544	2,560
Deferred income tax liabilities	557	701
Accrued postretirement benefits	420	421
Other long-term liabilities	457	672

	6,817	7,010

Commitments and contingencies

Minority interests in equity of consolidated affiliates	122	149

Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of September 30, 2008 and March 31, 2008	—	—
Additional paid-in capital	3,497	3,497
Retained earnings (Accumulated deficit)	(98)	(20)
Accumulated other comprehensive income (loss)	(14)	46

Total shareholder’s equity	3,385	3,523

Total liabilities and shareholder’s equity	$10,324	$10,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Six Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	September 30,	September,	May 15,
	2008	2007	2007
		(Restated)
	Successor	Successor	Predecessor
OPERATING ACTIVITIES
Net income (loss)	$(78)	$(64)	$(97)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	223	156	28
(Gain) loss on change in fair value of derivative instruments — net	119	16	(20)
Deferred income taxes	(183)	—	(18)
Amortization of debt issuance costs	3	7	1
Write-off and amortization of fair value adjustments — net	(124)	(82)	—
Foreign exchange remeasurement on non-working capital items — net	17	(2)	—
Gain on reversal of accrued legal claim	(26)	—	—
Provision for uncollectible accounts receivable	—	1	—
Equity in net (income) loss of non-consolidated affiliates	—	(19)	(1)
Dividends from non-consolidated affiliates	—	—	4
Minority interests’ share	2	(2)	(1)
Impairment charges on long-lived assets	1	—	—
(Gain) loss on sales of property, plant and equipment and business — net	(2)	—	—
Changes in assets and liabilities:
Accounts receivable
— third parties	(183)	54	(21)
Inventories	(71)	105	(76)
Prepaid expenses and other current assets	(25)	(2)	(7)
Other long-term assets	9	(2)	(1)
Accounts payable
— third parties	(33)	(124)	(62)
— related parties	9	3	—
Accrued expenses and other current liabilities	(74)	(57)	42
Accrued postretirement benefits	22	8	1
Other long-term liabilities	4	7	(2)

Net cash provided by (used in) operating activities	(390)	3	(230)

INVESTING ACTIVITIES
Capital expenditures	(70)	(57)	(17)
Proceeds from sales of property, plant and equipment	2	1	—
Changes to investment in and advances to non-consolidated affiliates	13	3	1
Proceeds from loans receivable — net — related parties	13	10	—
Net proceeds from settlement of derivative instruments	94	72	18

Net cash provided by (used in) investing activities	52	29	2

(Continued)

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions) — (Continued)

	Six Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	September 30,	September 30,	May 15,
	2008	2007	2007
		(Restated)
	Successor	Successor	Predecessor
FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	92	—
Proceeds from issuance of debt	—	960	150
Principal repayments	(7)	(905)	(1)
Short-term borrowings — net	263	(65)	60
Dividends — minority interests	(5)	(1)	(7)
Debt issuance costs	—	(35)	(2)
Proceeds from the exercise of stock options	—	—	1

Net cash provided by (used in) financing activities	251	46	201

Net increase (decrease) in cash and cash equivalents	(87)	78	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	(20)	1	1
Cash and cash equivalents — beginning of period	326	102	128

Cash and cash equivalents — end of period	$219	$181	$102

Supplemental disclosures of cash flow information:
Interest paid	$82	$102	$13
Income taxes paid	$67	$31	$9
Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock (See Note 1):
Property, plant and equipment		$(1,244)
Goodwill		$(1,866)
Intangible assets		$(859)
Investment in and advances to non-consolidated affiliates		$(610)
Debt		$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(in millions, except number of shares)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Successor
Balance as of March 31, 2008 (Restated)	77,459,658	$—	$3,497	$(20)	$46	$3,523
Net income (loss)	—	—	—	(78)	—	(78)
Currency translation adjustment — net	—	—	—	—	(65)	(65)
Change in fair value of effective portion of hedges — net	—	—	—	—	2	2
Postretirement benefit plans:
Change in pension and other benefits — net	—	—	—	—	3	3

Balance as of September 30, 2008	77,459,658	$—	$3,497	$(98)	$(14)	$3,385

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

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of September 30, 2008, we had operations on four continents: North America; Europe; Asia and South America, through 32 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

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

Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances. In the accompanying condensed consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations. Due to the impact of push down accounting, the Company’s condensed consolidated financial statements and certain note presentations for the six months ended September 30, 2007 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through September 30, 2007, labeled “Successor”). The accompanying condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Interim Reporting

The unaudited results of operations for the interim periods shown in these condensed consolidated financial statements, including the periods shown as Predecessor and Successor, are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements recognize all adjustments of a normal recurring nature considered necessary to fairly state our consolidated financial position as of September 30, 2008 and March 31, 2008 (as restated); the consolidated results of our operations for (1) the three months ended September 30, 2008, (2) the six months ended September 30, 2008, (3) the three months ended September 30, 2007 (as restated), and (4) the periods from May 16, 2007 through September 30, 2007 (as restated) and (5) from April 1, 2007 through May 15, 2007; our consolidated cash flows for (1) the six months ended September 30, 2008, and (2) the periods from May 16, 2007 through September 30, 2007 (as restated) and from April 1, 2007 through May 15, 2007; and changes in our consolidated shareholder’s equity for the six months ended September 30, 2008 (restated as to opening balance).

Reclassifications

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted for the current periods. The following reclassifications and presentation changes were made to the prior periods’ condensed consolidated statements of cash flows to conform to the current period presentation: (a) certain amounts previously presented in Accounts payable — third parties were reclassified to Foreign exchange remeasurement on non-working capital items — net. These reclassifications have no effect on total assets, total shareholder’s equity, net income (loss) or total cash flows as previously presented.

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

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the six months ended September 30, 2008.

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

On April 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (FASB Statement No. 157), as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed our required adoption date of FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until April 1, 2009. Also in February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13 are excluded from the provisions of FASB Statement No. 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141 or FASB Statement No. 141 (Revised), Business Combinations. See Note 13 — Fair Value Measurements regarding our adoption of this standard.

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

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of September 30, 2008, as adoption is not required until future reporting periods.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods upon initial adoption. As FASB Statement No. 161 only requires enhanced disclosures, this standard will have no impact on our consolidated financial position, results of operations and cash flows.

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

We have restated our consolidated financial statements as of March 31, 2008 and for the period from May 16, 2007 through March 31, 2008. This restatement corrects non-cash errors relating to our application of purchase accounting associated with an equity method investment which led to a misstatement of our provision for income taxes during the period we were finalizing our purchase accounting. We also corrected other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate. These adjustments do not have an impact on our compliance with the financial covenants under our 7.25% Senior Notes or under our New Senior Secured Credit Facilities (see Note 8 — Debt). See our Annual Report on Form 10-K/A filed with the SEC on August 11, 2008 for details of these corrections, including the effects of the restatement on our March 31, 2008 balance sheet. Items in the accompanying condensed consolidated financial statements and related notes that have been restated are marked accordingly.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following tables highlight the financial statement effects related to the above corrections for the period from May 16, 2007 through September 30, 2007.

Our condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2007 is restated as follows (in millions).

	Three Months
	Ended
	September 30, 2007
	As Previously		As
	Reported	Restatements	Restated
	Successor		Successor

Net sales	$2,821	$—	$2,821

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,555	—	2,555
Selling, general and administrative expenses	88	—	88
Depreciation and amortization	102	1	103
Research and development expenses	10	—	10
Interest expense and amortization of debt issuance costs — net	56	—	56
(Gain) loss on change in fair value of derivative instruments — net	36	(6)	30
Equity in net (income) loss of non-consolidated affiliates	4	(24)	(20)
Other (income) expenses — net	(7)	5	(2)

	2,844	(24)	2,820

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(23)	24	1
Provision (benefit) for taxes on income (loss)	(36)	56	20

Income (loss) before minority interests’ share	13	(32)	(19)
Minority interests’ share	—	—	—

Net income (loss)	13	(32)	(19)

Other comprehensive income (loss):
Currency translation adjustment	27	—	27
Change in fair value of effective portion of hedges — net	2	—	2

Other comprehensive income (loss) before income tax effect	29	—	29
Income tax (expense) benefit related to items of other comprehensive income (loss)	2	—	2

Other comprehensive income (loss) — net of tax	31	—	31

Comprehensive income (loss)	$44	$(32)	$12

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Our condensed consolidated statement of operations and comprehensive income (loss) for the period from May 16, 2007 through September 30, 2007 is restated as follows (in millions).

	May 16, 2007
	Through
	September 30, 2007
	As Previously		As
	Reported	Restatements	Restated
	Successor		Successor

Net sales	$4,368	$—	$4,368

Cost of goods sold (exclusive of depreciation and amortization shown below)	3,991	—	3,991
Selling, general and administrative expenses	130	—	130
Depreciation and amortization	155	1	156
Research and development expenses	23	—	23
Interest expense and amortization of debt issuance costs — net	81	—	81
(Gain) loss on change in fair value of derivative instruments — net	22	(6)	16
Equity in net (income) loss of non-consolidated affiliates	5	(24)	(19)
Other (income) expenses — net	4	5	9

	4,411	(24)	4,387

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(43)	24	(19)
Provision (benefit) for taxes on income (loss)	—	47	47

Income (loss) before minority interests’ share	(43)	(23)	(66)
Minority interests’ share	2	—	2

Net income (loss)	(41)	(23)	(64)

Other comprehensive income (loss):
Currency translation adjustment	14	—	14
Change in fair value of effective portion of hedges — net	4	—	4

Other comprehensive income (loss) before income tax effect	18	—	18
Income tax (expense) benefit related to items of other comprehensive income (loss)	12	—	12

Other comprehensive income (loss) — net of tax	30	—	30

Comprehensive income (loss)	$(11)	$(23)	$(34)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Our condensed consolidated statement of cash flows for the period from May 16, 2007 through September 30, 2007 is restated as follows (in millions).

	May 16, 2007
	Through
	September 30, 2007
	As Previously		As
	Reported	Restatements	Restated
	Successor		Successor

OPERATING ACTIVITIES
Net income (loss)	$(41)	$(23)	$(64)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	155	1	156
(Gain) loss on change in fair value of derivative instruments — net	22	(6)	16
Deferred income taxes	(46)	46	—
Amortization of debt issuance costs	7	—	7
Write-off and amortization of fair value adjustments — net	(82)	—	(82)
Foreign exchange remeasurement on non-working capital items — net	(2)	—	(2)
Provision for uncollectible accounts receivable	1	—	1
Equity in net (income) loss of non-consolidated affiliates	5	(24)	(19)
Minority interests’ share	(2)	—	(2)
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable — third parties	54	—	54
Inventories	105	—	105
Prepaid expenses and other current assets	(2)	—	(2)
Other long-term assets	(2)	—	(2)
Accounts payable — third parties	(124)	—	(124)
Accounts payable — related parties	3	—	3
Accrued expenses and other current liabilities	(57)	—	(57)
Accrued postretirement benefits	8	—	8
Other long-term liabilities	7	—	7

Net cash provided by (used in) operating activities	9	(6)	3

INVESTING ACTIVITIES
Capital expenditures	(57)	—	(57)
Proceeds from sales of assets	1	—	1
Changes to investment in and advances to non-consolidated affiliates	3	—	3
Proceeds from loans receivable — net — related parties	10	—	10
Net proceeds from settlement of derivative instruments	66	6	72

Net cash provided by (used in) investing activities	23	6	29

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Proceeds from issuance of debt	960		960
Principal repayments	(905)	—	(905)
Short-term borrowings — net	(65)	—	(65)
Dividends — minority interests	(1)	—	(1)
Debt issuance costs	(35)	—	(35)

Net cash provided by (used in) financing activities	46	—	46

Net increase (decrease) in cash and cash equivalents	78	—	78
Effect of exchange rate changes on cash balances held in foreign currencies	1	—	1
Cash and cash equivalents — beginning of period	102	—	102

Cash and cash equivalents — end of period	$181	$—	$181

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

3.	Restructuring Programs

The following table summarizes the activity in our restructuring reserves (in millions).

				Other Exit
	Severance Reserves			Related Reserves			Total
		North			North		Restructuring
	Europe	America	Total	Europe	America	Total	Reserves

Successor:
Balance as of March 31, 2008	$4	$3	$7	$16	$1	$17	$24
Provisions (recoveries) — net	—	(1)	(1)	—	—	—	(1)
Cash payments	(1)	—	(1)	(1)	—	(1)	(2)
Adjustments — other	—	2	2	—	—	—	2

Balance as of June 30, 2008	3	4	7	15	1	16	23
Cash payments	—	(2)	(2)	(2)	—	(2)	(4)
Adjustments — other	(2)	—	(2)	(1)	—	(1)	(3)

Balance as of September 30, 2008	$1	$2	$3	$12	$1	$13	$16

4.	Inventories

Inventories consist of the following (in millions).

	As of
	September 30, 2008	March 31, 2008
	Successor	Successor

Finished goods	$330	$357
Work in process	570	638
Raw materials	428	386
Supplies	87	75

	1,415	1,456
Allowances	(2)	(1)

Inventories	$1,413	$1,455

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

5.	Property, Plant and Equipment

Property, plant and equipment — net, consists of the following (in millions).

	As of
	September 30, 2008	March 31, 2008
		(Restated)
	Successor	Successor

Land and property rights	$235	$258
Buildings	805	826
Machinery and equipment	2,431	2,460

	3,471	3,544
Accumulated depreciation and amortization	(518)	(331)

	2,953	3,213
Construction in progress	79	144

Property, plant and equipment — net	$3,032	$3,357

Total depreciation expense is shown in the table below (in millions). We capitalized no material amounts of interest on construction projects related to property, plant and equipment for the periods presented.

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Depreciation expense related to property, plant and equipment	$97	$93	$203	$142	$28

The components of amortization expense related to intangible assets are as follows (in millions):

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Total Amortization expense related to intangible assets	$15	$15	$30	$22	$—
Less: Amortization expense related to intangible assets included in Cost of goods sold(A)	(5)	(5)	(10)	(8)	—

Amortization expense related to intangible assets included in Depreciation and amortization	$10	$10	$20	$14	$—

(A)	Relates to amortization of favorable energy and other supply contracts.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

6.  Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of September 30, 2008, and which we account for using the equity method. We have no material investments in affiliates that we account for using the cost method.

		Ownership
Affiliate Name	Ownership Structure	Percentage

Aluminium Norf GmbH	Corporation Unincorporated Joint	50%
Consorcio Candonga	Venture Limited Liability	50%
MiniMRF LLC	Company	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminium Recyclage S.A.	Public Limited Company	20%

The following table summarizes the condensed results of operations of our equity method affiliates (on a 100% basis, in millions) on a historical basis of accounting. These results do not include the incremental depreciation and amortization expense that we record in our equity method accounting, which arises as a result of the amortization of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. For the three and six months ended September 30, 2008, we recorded $9 million and $18 million, respectively, for the incremental depreciation and amortization expense, net of tax, as part of our equity method accounting for these investments. For the three months ended September 30, 2007, we recorded incremental depreciation and amortization expense of $8 million, which was more than offset by $24 million of tax benefits associated with this amortization and a statutory tax rate change, as part of our equity method accounting for these investments. For the period from May 16, 2007 through September 30, 2007, we recorded incremental depreciation and amortization expense of $11 million, which was more than offset by $24 million of tax benefits associated with this amortization and a statutory tax rate change, as part of our equity method accounting for these investments.

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007

Net sales	$167	$138	$324	$223	$45
Costs, expenses and provisions for taxes on income	146	130	288	211	43

Net income	$21	$8	$36	$12	$2

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. We earned less than $1 million of interest income on a loan due from Aluminium

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Norf GmbH during each of the periods presented in the table below. The following table describes the nature and amounts of significant transactions that we had with related parties (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Purchases of tolling services and electricity
Aluminium Norf GmbH(A)	$74	$66	$147	$106	$21
Consorcio Candonga(B)	10	3	13	6	1

Total purchases from related parties	$84	$69	$160	$112	$22

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances.

	As of
	September 30, 2008	March 31, 2008
	Successor	Successor

Accounts receivable(A)	$24	$31
Other long-term receivables(A)	$29	$41
Accounts payable(B)	$57	$55

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

7.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions).

	As of
	September 30, 2008	March 31, 2008
	Successor	Successor

Accrued compensation and benefits	$122	$141
Accrued settlement of legal claim	—	39
Accrued interest payable	18	15
Accrued income taxes	3	35
Current portion of fair value of unfavorable sales contracts	225	242
Current portion of fair value of derivative instruments	385	148
Other current liabilities	212	230

Accrued expenses and other current liabilities	$965	$850

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

8.	Debt

Debt consists of the following (in millions).

			As of
			September 30, 2008			March 31, 2008
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value
				Successor			Successor

Novelis Inc.
7.25% Senior Notes, due February 2015	7.25%		$1,399	$63	$1,462	$1,399	$67	$1,466
Floating rate Term Loan facility, due July 2014	5.88%		296	—	296	298	—	298
Novelis Corporation
Floating rate Term Loan facility, due July 2014	5.88	%(C)	652	—	652	655	—	655
Novelis Switzerland S.A.
Capital lease obligation, due January 2020 (Swiss francs (CHF) 52 million)	7.50%		47	(3)	44	54	(4)	50
Capital lease obligation, due August 2011 (CHF 3 million)	2.49%		3	—	3	3	—	3
Novelis Korea Limited
Bank loan, due October 2010	5.44%		100	—	100	100	—	100
Bank loans, due September 2010 through June 2011 (Korean won (KRW) 400 million)	3.50	%(D)	—	—	—	1	—	1
Other
Other debt, due April 2009 through December 2012	1.40	%(D)	1	—	1	2	—	2

Total debt			2,498	60	2,558	2,512	63	2,575
Less: current portion			(14)	—	(14)	(15)	—	(15)

Long-term debt — net of current portion			$2,484	$60	$2,544	$2,497	$63	$2,560

(A)	Interest rates are as of September 30, 2008 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement.

(B)	Debt was recorded at fair value as a result of the Arrangement.

(C)	Excludes the effect of related interest rate swaps.

(D)	Weighted average interest rate.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Due to the change in the market price of our 7.25% Senior Notes from 105.25% of par value as of May 14, 2007 to 86% of par value as of September 30, 2008, the estimated fair value of this debt has decreased $270 million to $1.203 billion.

Interest Rate Swaps

During the quarter ended December 31, 2007, we entered into interest rate swaps to fix the variable London Interbank Offered Rate (LIBOR) interest rate for up to $600 million of our floating rate Term Loan facility at effective weighted average interest rates and amounts expiring as follows: (i) 4.0% on $500 million through March 31, 2009 and (ii) 4.0% on $400 million through March 31, 2010. An interest rate swap at an interest rate of 4.1% on $100 million of our Term Loan facility expired on September 30, 2008. We are still obligated to pay any applicable margin, as defined in our New Credit Facilities, in addition to these interest rates.

As of September 30, 2008 approximately 76% of our debt was fixed rate and approximately 24% was variable rate.

Short-Term Borrowings and Lines of Credit

As of September 30, 2008, our short-term borrowings were $351 million consisting of (1) $328 million of short-term loans under our ABL facility, (2) a $10 million short-term loan in Italy and (3) $13 million in bank overdrafts. As of September 30, 2008, $20 million of our ABL facility was utilized for letters of credit and we had $364 million in remaining availability under this revolving credit facility.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of September 30, 2008, our fixed charge coverage ratio is less than 1 to 1. As a result, our borrowing availability is limited to 90% of the available borrowing base to avoid potential default of our financial covenants, resulting in a reduction of availability under our ABL facility of $80 million.

As of September 30, 2008, we had an additional $170 million outstanding under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 5.60% and 4.12% as of September 30, 2008 and March 31, 2008, respectively.

9.	Share-Based Compensation

Novelis Long-Term Incentive Plan

In June 2008, our board of directors authorized the Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) covering the performance period from April 1, 2008 through March 31, 2012. Under the 2009 LTIP, stock appreciation rights (SARs) are to be granted to certain of our executive officers and key employees. The SARs will vest at the rate of 25% per year, subject to performance criteria (see below) and expire seven years from the date the plan was authorized by the board. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant compared to the date of exercise, converted from Indian rupees to the participant’s payroll currency at the time of exercise. The amount of cash paid would be limited to (i) 2.5 times the target payout if exercised within one year of vesting or (ii) 3 times the target payout if exercised after one year of vesting. The SARs do not transfer any shareholder rights in Hindalco to a participant. As of September 30, 2008, no SARs have been awarded.

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

Share-Based Compensation Expense

As a result of our acquisition by Hindalco on May 15, 2007, all of our share-based compensation awards (except for our Recognition Awards) were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. Compensation expense resulting from the accelerated vesting of plan awards, totaling $45 million is included in Selling, general and administrative expenses in our condensed consolidated statement of operations for the period from April 1, 2007 through May 15, 2007. Compensation expense of $1 million was recognized during the period from May 16, 2007 through September 30, 2007.

On October 29, 2008, the board of directors approved an amendment to the 2009 LTIP (Amended 2009 LTIP). The design elements of the Amended 2009 LTIP are largely unchanged from the original 2009 LTIP. However, the Amended 2009 LTIP now specifies that (a) the plan shall be administered by the Compensation Committee of the Board of Directors, (b) all payments shall be made in cash upon exercise (less applicable withholdings), and (c) the Compensation Committee has the authority to make adjustments in the number and price of SARs covered by the plan in order to prevent dilution or enlargement of the rights of employees that would otherwise result from a change in the capital structure of the Company (e.g., dividends, stock splits, rights issuances, reorganizations, liquidation of assets, etc.).

For each of the three and six months ended September 30, 2008 and for the three months ended September 30, 2007, compensation expense related to share-based awards was less than $1 million.

10.	Postretirement Benefit Plans

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Pension Benefit Plans
Service cost	$11	$12	$21	$18	$6
Interest cost	15	12	30	18	6
Expected return on assets	(13)	(11)	(26)	(16)	(5)
Amortization — prior service cost	(1)	—	(1)	—	—
Curtailment/settlement losses	—	—	1	—	—

Net periodic benefit cost	$12	$13	$25	$20	$7

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Other Postretirement Benefit Plans
Service cost	$1	$1	$3	$2	$1
Interest cost	2	2	5	3	1
Amortization — actuarial losses	1	—	1	—	—
Curtailment/settlement losses	—	—	(2)	—	—

Net periodic benefit cost	$4	$3	$7	$5	$2

The expected long-term rate of return on plan assets is 6.9% in fiscal 2009.

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland, Malaysia and Brazil. We contributed the following amounts to all plans (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Predecessor	Successor	Successor	Predecessor
Funded pension plans	$7	$11	$11	$16	$4
Unfunded pension plans	4	4	8	6	2
Savings and defined contribution pension plans	4	4	9	6	2

Total contributions	$15	$19	$28	$28	$8

During the remainder of fiscal 2009, we expect to contribute an additional $24 million to our funded pension plans, $9 million to our unfunded pension plans and $8 million to our savings and defined contribution plans. For the six months ended September 30, 2008, actual returns for our worldwide funded pension plans were significantly below our expected rate of return of 6.9% due to adverse conditions in the equity markets. Continued actual returns below our expected rate may unfavorably impact the amount and timing of future contributions to funded plans.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

11.	Currency (Gains) Losses

The following currency (gains) losses are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Net (gain) loss on change in fair value of currency derivative instruments(A)	$(7)	$(2)	$(39)	$(18)	$(10)
Net (gain) loss on translation of monetary assets and liabilities(B)	36	8	56	15	4

	$29	$6	$17	$(3)	$(6)

(A)	Included in (Gain) loss on change in fair value of derivative instruments — net.

(B)	Included in Other (income) expenses — net.

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets (net of tax effect and in millions).

	Six Months	May 16, 2007
	Ended	Through
	September 30, 2008	March 31, 2008
		(Restated)
	Successor	Successor

Cumulative currency translation adjustment — beginning of period	$59	$—
Effect of changes in exchange rates	(65)	59

Cumulative currency translation adjustment — end of period	$(6)	$59

12.	Financial Instruments and Commodity Contracts

In conducting our business, we use various derivative and non-derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2008 condensed consolidated balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is always linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

The current and noncurrent portions of derivative assets are presented on the face of our accompanying condensed consolidated balance sheets. The current and noncurrent portions of derivative liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair values of our financial instruments and commodity contracts as of September 30, 2008 and March 31, 2008 are as follows (in millions):

	As of September 30, 2008
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)
Successor

Derivatives designated as hedging instruments:
Cross-currency swaps	$—	$—	$—	$(65)	$(65)
Interest rate swaps	—	—	—	(4)	(4)
Electricity swap	—	6	—	—	6

Total derivatives designated as hedging instruments	—	6	—	(69)	(63)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	43	1	(50)	(16)	(22)
Cross-currency swaps	12	—	(9)	—	3
Interest rate currency swaps	—	23	—	—	23
Aluminum forward contracts	126	11	(297)	(7)	(167)
Aluminum options	2	5	(22)	(7)	(22)
Embedded derivative instruments	54	—	—	—	54
Natural gas swaps	—	—	(7)	—	(7)

Total derivatives not designated as hedging instruments	237	40	(385)	(30)	(138)

Total derivative fair value	$237	$46	$(385)	$(99)	$(201)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

	As of March 31, 2008
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)
Successor

Derivatives designated as hedging instruments:
Cross-currency swaps	$—	$—	$—	$(184)	$(184)
Interest rate swaps	—	—	(3)	(12)	(15)
Electricity swap	3	11	—	—	14

Total derivatives designated as hedging instruments	3	11	(3)	(196)	(185)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	43	4	(112)	(4)	(69)
Cross-currency swaps	19	—	(4)	(1)	14
Interest rate currency swaps	2	2	—	—	4
Aluminum forward contracts	130	4	(9)	—	125
Aluminum options	1	—	—	—	1
Embedded derivative instruments	—	—	(20)	—	(20)
Natural gas swaps	5	—	—	—	5

Total derivatives not designated as hedging instruments	200	10	(145)	(5)	60

Total derivative fair value	$203	$21	$(148)	$(201)	$(125)

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We have designated these as net investment hedges. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss). The ineffective portion of gain or loss on the derivative is included in (Gain) loss on change in fair value of derivative instruments — net.

The following table summarizes the amount of gain (loss) we recognized in Other comprehensive income (loss) related to our net investment hedge derivatives (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Cross-currency swaps	$81	$(28)	$120	$(28)	$(8)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge against our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss) and reclassified into (Gain) loss on change in fair value of derivatives  — net in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss) and reclassified into Interest expense and amortization of debt issuance costs  — net in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments  — net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will be de-designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in Accumulated other comprehensive income (loss) would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $1 million in effective net gains from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the (1) the amount of gain or (loss) recognized in Other comprehensive income (loss) (OCI), (2) the amount of gain or (loss) reclassified from Accumulated OCI into income and (3) the amount of gain or (loss) recognized in income (ineffective portion) related to our cash flow hedge derivatives (in millions).

Three Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from Accumulated		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008	2007
	Successor	Successor	Successor	Successor	Successor	Successor

Electricity swap	$(12)	$4	$(4)	$2	$—	$—
Interest rate swaps	$1	$—	$—	$—	$—	$—

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Six Month Comparison:

Amount of Gain or (Loss)
Recognized in Income
	Amount of Gain or (Loss) Recognized	Amount of Gain or (Loss)	on Derivative
	in OCI on Derivative	Reclassified from Accumulated	(Ineffective Portion and Amount
	(Effective Portion)	OCI into Income (Effective Portion)	Excluded from Effectiveness Testing)
	Six Months	Six Months	Six Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2008	2008	2008
	Successor	Successor	Successor

Electricity swap	$—	$(7)	$—
Interest rate swaps	$11	$—	$—

Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Income on Derivative
	Recognized in OCI on		Reclassified from Accumulated		(Ineffective Portion and Amount
	Derivative (Effective Portion)		OCI into Income (Effective Portion)		Excluded from Effectiveness Testing)
	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007
	Through	Through	Through	Through	Through	Through
	September 30,	May 15,	September 30,	May 15,	September 30,	May 15,
	2007	2007	2007	2007	2007	2007
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Foreign exchange forward contracts	$—	$3	$—	$(1)	$—	$—
Electricity swap	$6	$4	$2	$—	$—	$—

Derivative Instruments Not Designated as Hedges

We use foreign exchange forward contracts and cross currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain of our operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America, and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME.

We have an embedded derivative which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on their behalf.

We use natural gas swaps to manage our exposure to fluctuating energy prices in North America.

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments under FASB Statement No. 133. The change in fair value of these derivatives is included in (Gain) loss on change in fair value of derivative instruments — net in the condensed consolidated statement of operations and comprehensive income (loss).

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table summarizes the gains (losses) recognized in current period earnings (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Derivative Instruments Not Designated as Hedges
Foreign exchange forward contracts	$17	$(4)	$7	$12	$11
Interest rate currency swaps	15	(2)	24	(2)	(1)
Aluminum forward contracts	(207)	(30)	(191)	(34)	9
Aluminum options	(27)	—	(25)	1	—
Embedded derivative instruments	53	15	58	12	2
Natural gas swaps	(16)	(2)	(9)	(3)	1
Cross currency swaps	(25)	(9)	8	(6)	(3)

Gain (loss) recognized	(190)	(32)	(128)	(20)	19
Derivative Instruments Designated as Cash Flow Hedges
Electricity swap	5	2	9	4	1

Gain (loss) on change in fair value of derivative instruments — net	$(185)	$(30)	$(119)	$(16)	$20

13.	Fair Value Measurements

FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. Our adoption of FASB Statement No. 157 on April 1, 2008 resulted in (1) a gain of less than $1 million for the three months ended June 30, 2008, which is included in (Gain) loss on change in fair value of derivative instruments — net in our condensed consolidated statement of operations, (2) a $1 million decrease to the fair value of effective portion of hedges — net included in Accumulated other comprehensive income (loss) and (3) a $35 million increase to the foreign currency translation adjustment included in Accumulated other comprehensive income (loss) during the quarter ended June 30, 2008. These adjustments are primarily due to the inclusion of nonperformance risk (i.e., credit spreads) in our valuation models related to certain of our cross-currency swap derivative instruments (see Note 12 — Financial Instruments and Commodity Contracts).

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

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

The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency forward contracts and certain energy-related forward contracts (e.g., natural gas).

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2008 (in millions).

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Successor:

Assets — Derivative instruments	$—	$277	$6	$283
Liabilities — Derivative instruments	$—	$(468)	$(16)	$(484)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts (primarily energy-related and certain foreign currency forward contracts) in which at least one significant unobservable input is used in the valuation model. We incurred $22 million of unrealized losses related to Level 3 financial instruments that were still held as of September 30, 2008. These unrealized losses are

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

included in (Gain) loss on change in fair value of derivative instruments — net. The following table presents a reconciliation of activity for Level 3 derivative contracts on a net basis (in millions).

Net Realized/
		Net Realized/	Unrealized
		Unrealized	Gains (Losses)
	Beginning	Gains	Included			Ending
	Balance	(Losses)	in Other	Net Purchases,	Net Transfers	Balance
	April 1,	Included in	Comprehensive	Issuances and	in and/or	September 30,
	2008	Earnings(B)	Income (Loss)(C)	Settlements	(out) of Level 3	2008
Successor:

Derivative instruments(A)	$11	$(5)	$(8)	$(9)	$1	$(10)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments — net.

(C)	Included in Change in fair value of effective portion of hedges — net.

14.	Other (Income) Expenses — Net

Other (income) expenses — net is comprised of the following (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Exchange (gains) losses — net	$36	$8	$56	$15	$4
(Gain) loss on reversal of accrued legal claim(A)	(26)	—	(26)	—	—
(Gain) loss on partial reversal of accrued social contribution tax	—	(14)	—	(14)	—
Restructuring charges (recoveries) — net	—	—	(1)	1	1
Impairment charges on long-lived assets	—	—	1	—	—
(Gain) loss on disposal of property, plant and equipment — net	(1)	—	(2)	—	—
Other — net	1	4	4	7	(1)

Other (income) expenses — net	$10	$(2)	$32	$9	$4

(A)	See Note 16 — Commitments and Contingencies for a discussion regarding the settlement of the Reynolds Boat Case.

15.	Income Taxes

The Provision (benefit) for taxes on income (loss) for the three and six months ended September 30, 2008 was based on the estimated effective tax rates applicable for the fiscal year ending March 31, 2009, after considering items specifically related to the interim period. The Provision (benefit) for taxes on income (loss) for the periods from May 16, 2007 through September 30, 2007 (as restated) and April 1, 2007 through May 15, 2007 were based on the estimated effective tax rates applicable for the year ended March 31, 2008, after considering items specifically related to the interim periods.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Pre-tax income (loss) before equity in net (income) loss of non-consolidated affiliates and minority interests’ share	$(274)	$(19)	$(210)	$(38)	$(95)

Canadian statutory tax rate	31%	33%	31%	33%	33%

Provision (benefit) at the Canadian statutory rate	(85)	(6)	(65)	(13)	(31)
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(22)	30	(13)	49	23
Exchange remeasurement of deferred income taxes	(41)	4	(21)	7	3
Change in valuation allowances	15	19	18	41	13
Expense (income) items not subject to tax	10	(5)	6	(19)	(9)
Enacted statutory tax rate changes	2	(25)	2	(25)	—
Tax rate differences on foreign earnings	(54)	(2)	(68)	—	2
Uncertain tax positions	—	—	1	—	—
Other — net	6	5	6	7	3

Provision (benefit) for taxes on income (loss)	$(169)	$20	$(134)	$47	$4

Effective tax rate	62%	(105)%	64%	(124)%	(4)%

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

During the quarter ended September 30, 2008, our unrecognized tax benefits decreased $7 million as a result of tax positions taken during a prior period and settlements with taxing authorities. Our reserves for uncertain tax positions totaled $54 million and $61 million as of September 30, 2008 and March 31, 2008, respectively. As of September 30, 2008 and March 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates was $46 million and $47 million, respectively.

Tax authorities are currently examining certain of our prior years’ tax returns for 2004-2006. We are evaluating potential adjustments related to these examinations and do not anticipate that settlement of the examinations will result in a material payment.

During the quarter ended September 30, 2008, taxing authorities in Germany concluded their audit of the tax years 1999-2003. As a result of this settlement, we reduced our unrecognized tax benefits by $10 million including cash payments to taxing authorities of $6 million and a reduction to Goodwill of $4 million.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $12 million decrease in unrecognized tax benefits by March 31, 2009 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties since January 2007.

With the exception of the ongoing tax examinations described above, we are not currently under examination by any income tax authorities for years before 2004. With few exceptions, our tax returns for all tax years before 2001 are no longer subject to examination by taxing authorities.

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Provision (benefit) for taxes on income (loss). As of September 30, 2008 and March 31, 2008, we had $12 million and $14 million (as restated) accrued for potential interest on income taxes, respectively. For the three and six months ended September 30, 2008, our Provision (benefit) for taxes on income (loss) included an additional charge of $1 and $2 million of potential interest, respectively. For the three months ended September 30, 2007 and the periods from May 16, 2007 through September 30, 2007 and from April 1, 2007 through May 15, 2007, our Provision (benefit) for taxes on income (loss) included charges for an additional $1 million, $3 million and $1 million of potential interest, respectively.

16.	Commitments and Contingencies

Primary Supplier

Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined metal purchases.

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Purchases from Alcan as a percentage of total metal purchases in kt(A)	36%	37%	35%	36%	34%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

Legal Proceedings

Reynolds Boat Case.  As previously disclosed, we and Alcan were defendants in a case in the United States District Court for the Western District of Washington, in Tacoma, Washington, case number C04-

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

0175RJB. Plaintiffs were Reynolds Metals Company, Alcoa, Inc. and National Union Fire Insurance Company of Pittsburgh PA. The case was tried before a jury beginning on May 1, 2006 under implied warranty theories, based on allegations that from 1998 to 2001 we and Alcan sold certain aluminum products that were ultimately used for marine applications and were unsuitable for such applications. The jury reached a verdict on May 22, 2006 against us and Alcan for approximately $60 million, and the court later awarded Reynolds and Alcoa approximately $16 million in prejudgment interest and court costs.

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million was in dispute with and under further review by certain of our insurance carriers. In the quarter ended September 30, 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we sought to resolve the extent of coverage of the costs included in the settlement. On October 8, 2007, we received a letter from these insurers stating that they had completed their review and they were requesting a refund of the $39 million plus interest. We reviewed the insurers’ position, and on January 7, 2008, we sent a letter to the insurers rejecting their position that Novelis is not entitled to insurance coverage for the judgment against Novelis.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended September 30, 2006, we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million at September 30, 2006 represented the amount of the settlement claim that was funded by our insurers but was still in dispute with and under review by the parties as described above. The $39 million liability was included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet for all periods through and as of June 30, 2008.

On September 4, 2008, Novelis, our insurers, and Alcan entered into a settlement agreement to resolve the insurance coverage dispute related to the Reynolds boat case. Pursuant to that settlement agreement, we paid approximately $13 million to our insurers on September 8, 2008 and recognized a non-cash pre-tax gain of $26 million included in Other (income) expenses — net upon the reversal of our previously recorded $39 million liability. Our insurers returned our letter of credit that had been on deposit pending the outcome of settlement discussions. This concludes the Reynolds Boat Case insurance coverage matter.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the “most favored nations” provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has filed its answer and the parties are proceeding with discovery.

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nations” provision of the CCE supply agreement. Novelis Corporation moved to dismiss the complaint and on March 26, 2008, the U.S. District Court for the Northern District of Georgia issued an order granting Novelis Corporation’s motion to dismiss CCE’s claim. On April 24, 2008, CCE filed a notice of appeal of the court’s order with the United States Court of Appeals for the Eleventh Circuit and filed its appellate brief on July 11, 2008. On August 13, 2008, Novelis Corporation filed its response brief with the United States Court of Appeals for the Eleventh Circuit. CCE filed its response on September 5, 2008.

On October 24, 2008, the United States Court of Appeals for the Eleventh Circuit affirmed the decision of the U.S. District Court for the Northern District of Georgia to dismiss CCE’s lawsuit against Novelis Corporation for breach of the “most favored nations” clause.

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

On August 18, 2008, Novelis and Anheuser-Busch entered into an agreement to terminate the litigation between the parties. Pursuant to the litigation termination agreement, Anheuser-Busch agreed to drop its claims against Novelis in consideration for the withdrawal of our appeal. The parties then filed a Notice of Withdrawal with the United States Court of Appeals for the Sixth Circuit on August 19, 2008. This concludes the Anheuser-Busch litigation matter.

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

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of September 30, 2008 will be approximately $43 million. Of this amount,

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

$33 million is included in Other long-term liabilities, with the remaining $10 million included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of September 30, 2008. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

With respect to environmental loss contingencies, we record a loss contingency on a non-discounted basis whenever such contingency is probable and reasonably estimable. The evaluation model includes all asserted and unasserted claims that can be reasonably identified. Under this evaluation model, the liability and the related costs are quantified based upon the best available evidence regarding actual liability loss and cost estimates. Except for those loss contingencies where no estimate can reasonably be made, the evaluation model is fact-driven and attempts to estimate the full costs of each claim. Management reviews the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The estimated costs in respect of such reported liabilities are not offset by amounts related to cost-sharing between parties, insurance, indemnification arrangements or contribution from other potentially responsible parties (PRPs) unless otherwise noted.

Butler Tunnel Site.  Novelis Corporation was a party in a 1989 U.S. Environmental Protection Agency (EPA) lawsuit before the U.S. District Court for the Middle District of Pennsylvania involving the Butler Tunnel Superfund site, a third-party disposal site. In May 1991, the Court granted summary judgment against Novelis Corporation for alleged disposal of hazardous waste. After unsuccessful appeals, Novelis Corporation paid the entire judgment plus interest.

The EPA filed a second cost recovery action against Novelis Corporation seeking recovery of expenses associated with the installation of an early warning and response system for potential future releases from the Butler Tunnel site. In January 2008, Novelis Corporation and the Department of Justice, on behalf of the EPA, entered into a consent decree whereby Novelis Corporation agreed to pay $1.9 million in three installments in settlement of its liability with the U.S. government.

Prior to the execution of the Novelis Corporation consent decree, the EPA entered into consent decrees with the other Butler Tunnel PRPs to finance and construct the early warning and response system. On October 30, 2008, the trustee for the PRPs provided a detailed analysis of the past and future costs associated with the implementation of the early warning system and advised us of their intention to file a contribution action against us. Given the success of these types of civil claims in environmental cases and our prior adverse court rulings, we have recognized a liability for $3.8 million reflecting our portion of the previous and remaining costs to complete the early warning and response system.

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of September 30, 2008 and March 31, 2008, we had cash deposits aggregating approximately $33 million and $36 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Minister of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $7 million to $94 million as of September 30, 2008. In total, these reserves approximate $113 million and $111 million as of September 30,

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

2008 and March 31, 2008, respectively, and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheets.

On July 16, 2008, the second instance court in Brazil ruled in favor of the Ministry of Treasury in the amount of $5.5 million in one of these tax disputes. On August 11, 2008, we requested a clarification of the court’s order to better understand the reasoning behind the decision and prepare our appeal. The request for clarification suspends the deadline for appeal, which usually must be filed within 30 days of receiving the order. While we are fully reserved for these disputed credits, we must make a judicial deposit of $5.5 million at the time we file the appeal.

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

The following table discloses information about our obligations under guarantees of indebtedness of others as of September 30, 2008 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of September 30, 2008.

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$89	$63
Aluminium Norf GmbH	$14	$—

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

17.	Segment and Major Customer Information

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

Adjustment to Eliminate Proportional Consolidation.  The financial information for our segments includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the relevant GAAP-based measures, we must remove our proportional share of each line item that we included in the segment amounts. See Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

The tables below show selected segment financial information (in millions). The Corporate and Other column in the tables below includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Selected Segment Financial Information

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

September 30, 2008	$4,003	$3,775	$985	$1,486	$(191)	$266	$10,324
March 31, 2008 (Restated)	$3,888	$4,171	$1,081	$1,478	$(199)	$263	$10,682

Comparison of Three Month Data:

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended September 30, 2008	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$1,111	$1,097	$458	$300	$(7)	$—	$2,959
Intersegment sales	2	4	—	—	—	(6)	—
Segment Income	2	62	(3)	48	—	—	109
Depreciation and amortization	41	54	13	19	(20)	—	107
Capital expenditures	10	17	6	9	(6)	1	37

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended September 30, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$1,050	$1,092	$438	$241	$—	$—	$2,821
Intersegment sales	2	1	4	11	—	(18)	—
Segment Income (Restated)	89	68	18	46	—	—	221
Depreciation and amortization (Restated)	40	47	16	15	(15)	—	103
Capital expenditures	8	16	6	7	(3)	1	35

Comparison of Six Month Data:

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Six Months Ended September 30, 2008	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$2,194	$2,315	$968	$595	$(10)	$—	$6,062
Intersegment sales	2	5	1	—	—	(8)	—
Segment Income	44	173	28	95	—	—	340
Depreciation and amortization	83	117	28	36	(42)	1	223
Capital expenditures	17	36	11	15	(10)	1	70

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
May 16, 2007 Through September 30, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$1,624	$1,686	$683	$375	$—	$—	$4,368
Intersegment sales	3	1	6	27	—	(37)	—
Segment Income (Restated)	112	111	16	68	—	—	307
Depreciation and amortization (Restated)	61	72	24	22	(23)	—	156
Capital expenditures	14	25	11	8	(3)	2	57

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
April 1, 2007 Through May 15, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$446	$510	$216	$109	$—	$—	$1,281
Intersegment sales	—	—	1	7	—	(8)	—
Segment Income	(24)	32	6	18	—	—	32
Depreciation and amortization	7	11	7	5	(3)	1	28
Capital expenditures	4	8	4	3	(3)	1	17

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table shows the reconciliation from Total Segment Income to Net income (loss) (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Predecessor	Successor	Successor	Predecessor
Total Segment Income	$109	$221	$340	$307	$32
Interest expense and amortization of debt issuance costs — net	(41)	(56)	(81)	(81)	(26)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(221)	(87)	(200)	(102)	5
Realized gains (losses) on corporate derivative instruments — net	—	30	—	38	(3)
Depreciation and amortization	(107)	(103)	(223)	(156)	(28)
Impairment charges on long-lived assets	—	—	(1)	—	—
Minority interests’ share	—	—	(2)	2	1
Adjustment to eliminate proportional consolidation(B)	(18)	7	(36)	(2)	(7)
Restructuring recoveries (charges) — net	—	—	1	(1)	(1)
Gain (loss) on sales of property, plant and equipment and businesses — net	1	—	2	—	—
Corporate selling, general and administrative expenses	(16)	(16)	(30)	(24)	(35)
Other costs — net(C)	21	5	18	2	1
Sale transaction fees	—	—	—	—	(32)
Benefit (provision) for taxes on income (loss)	169	(20)	134	(47)	(4)

Net income (loss)	$(103)	$(19)	$(78)	$(64)	$(97)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments — net on our condensed consolidated statements of operations.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
(Gains) losses on change in fair value of derivative instruments — net:
Realized and included in Segment Income	$(36)	$(27)	$(81)	$(48)	$(18)
Realized on corporate derivative instruments	—	(30)	—	(38)	3
Unrealized	221	87	200	102	(5)

(Gains) losses on change in fair value of derivative instruments — net	$185	$30	$119	$16	$(20)

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

(C)	Other costs — net includes a $26 million gain on the reversal of a legal accrual for the Reynolds Boat Case during the three and six months ended September 30, 2008. See Note 16 — Commitments and Contingencies for additional discussion.

Information about Major Customers

All of our operating segments had Net sales to Rexam Plc (Rexam), our largest customer. The table below shows our net sales to Rexam as a percentage of total Net sales.

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2007	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Net sales to Rexam as a percentage of total net sales	16.9%	15.6%	16.2%	14.7%	13.5%

18.	Supplemental Guarantor Information

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following information presents condensed consolidating statements of operations, balance sheets and statements of cash flows of the Parent, the Guarantors, and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	Three Months Ended September 30, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$389	$2,482	$767	$(679)	$2,959

Cost of goods sold (exclusive of depreciation and amortization shown below)	384	2,364	722	(679)	2,791
Selling, general and administrative expenses	6	62	21	—	89
Depreciation and amortization	6	77	24	—	107
Research and development expenses	7	3	—	—	10
Interest expense and amortization of debt issuance costs — net	7	31	3	—	41
(Gain) loss on change in fair value of derivative instruments — net	3	197	(15)	—	185
Equity in net (income) loss of affiliates	81	(2)	—	(81)	(2)
Other (income) expenses — net	(3)	(22)	35	—	10

	491	2,710	790	(760)	3,231

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(102)	(228)	(23)	81	(272)
Provision (benefit) for taxes on income (loss)	1	(165)	(5)	—	(169)

Income (loss) before minority interests’ share	(103)	(63)	(18)	81	(103)
Minority interests’ share	—	—	—	—	—

Net income (loss)	$(103)	$(63)	$(18)	$81	$(103)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	Three Months Ended September 30, 2007 (Successor)
			Non-
Restated	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$369	$2,340	$736	$(624)	$2,821

Cost of goods sold (exclusive of depreciation and amortization shown below)	365	2,117	697	(624)	2,555
Selling, general and administrative expenses	8	62	18	—	88
Depreciation and amortization	5	75	23	—	103
Research and development expenses	7	2	1	—	10
Interest expense and amortization of debt issuance costs — net	15	35	6	—	56
(Gain) loss on change in fair value of derivative instruments — net	1	21	8	—	30
Equity in net (income) loss of affiliates	(9)	(20)	—	9	(20)
Other (income) expenses — net	(8)	7	(1)	—	(2)

	384	2,299	752	(615)	2,820

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(15)	41	(16)	(9)	1
Provision (benefit) for taxes on income (loss)	4	15	1	—	20

Income (loss) before minority interests’ share	(19)	26	(17)	(9)	(19)
Minority interests’ share	—	—	—	—	—

Net income (loss)	$(19)	$26	$(17)	$(9)	$(19)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	Six Months Ended September 30, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$784	$5,064	$1,603	$(1,389)	$6,062

Cost of goods sold (exclusive of depreciation and amortization shown below)	771	4,741	1,499	(1,389)	5,622
Selling, general and administrative expenses	6	124	43	—	173
Depreciation and amortization	12	166	45	—	223
Research and development expenses	15	6	1	—	22
Interest expense and amortization of debt issuance costs — net	14	60	7	—	81
(Gain) loss on change in fair value of derivative instruments — net	3	135	(19)	—	119
Equity in net (income) loss of affiliates	49	—	—	(49)	—
Other (income) expenses — net	(10)	(9)	51	—	32

	860	5,223	1,627	(1,438)	6,272

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(76)	(159)	(24)	49	(210)
Provision (benefit) for taxes on income (loss)	2	(132)	(4)	—	(134)

Income (loss) before minority interests’ share	(78)	(27)	(20)	49	(76)
Minority interests’ share	—	—	(2)	—	(2)

Net income (loss)	$(78)	$(27)	$(22)	$49	$(78)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	May 16, 2007 Through September 30, 2007 (Successor)
			Non-
Restated	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$614	$3,687	$1,155	$(1,088)	$4,368

Cost of goods sold (exclusive of depreciation and amortization shown below)	612	3,368	1,099	(1,088)	3,991
Selling, general and administrative expenses	13	87	30	—	130
Depreciation and amortization	8	113	35	—	156
Research and development expenses	9	9	5	—	23
Interest expense and amortization of debt issuance costs — net	18	55	8	—	81
(Gain) loss on change in fair value of derivative instruments — net	(12)	17	11	—	16
Equity in net (income) loss of affiliates	16	(19)	—	(16)	(19)
Other (income) expenses — net	(12)	21	—	—	9

	652	3,651	1,188	(1,104)	4,387

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(38)	36	(33)	16	(19)
Provision (benefit) for taxes on income (loss)	26	20	1	—	47

Income (loss) before minority interests’ share	(64)	16	(34)	16	(66)
Minority interests’ share	—	—	2	—	2

Net income (loss)	$(64)	$16	$(32)	$16	$(64)

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(In millions)

	As of September 30, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$29	$117	$73	$—	$219
Accounts receivable — net of allowances
— third parties	48	915	384	—	1,347
— related parties	623	287	29	(915)	24
Inventories	70	936	407	—	1,413
Prepaid expenses and other current assets	5	52	18	—	75
Current portion of fair value of derivative instruments	—	198	53	(14)	237
Deferred income tax assets	—	170	16	—	186

Total current assets	775	2,675	980	(929)	3,501
Property, plant and equipment — net	168	2,296	568	—	3,032
Goodwill	—	1,858	6	—	1,864
Intangible assets — net	—	827	—	—	827
Investments	3,495	923	1	(3,495)	924
Fair value of derivative instruments — net of current portion	1	24	23	(2)	46
Deferred income tax assets	8	—	2	—	10
Other long-term assets	1,065	139	7	(1,091)	120

Total assets	$5,512	$8,742	$1,587	$(5,517)	$10,324

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$10	$1	$—	$14
Short-term borrowings
— third parties	1	328	22	—	351
— related parties	10	479	13	(502)	—
Accounts payable
— third parties	72	825	521	—	1,418
— related parties	116	223	127	(409)	57
Accrued expenses and other current liabilities	43	776	164	(18)	965
Deferred income tax liabilities	—	34	—	—	34

Total current liabilities	245	2,675	848	(929)	2,839
Long-term debt — net of current portion
— third parties	1,757	686	101	—	2,544
— related parties	—	1,010	81	(1,091)	—
Deferred income tax liabilities	—	537	20	—	557
Accrued postretirement benefits	22	292	106	—	420
Other long-term liabilities	103	328	28	(2)	457

	2,127	5,528	1,184	(2,022)	6,817

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	122	—	122

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(98)	3,182	381	(3,563)	(98)
Accumulated other comprehensive income (loss)	(14)	32	(100)	68	(14)

Total shareholder’s equity	3,385	3,214	281	(3,495)	3,385

Total liabilities and shareholder’s equity	$5,512	$8,742	$1,587	$(5,517)	$10,324

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

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(In millions)

	Six Months Ended September 30, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$15	$(272)	$(24)	$(109)	$(390)

INVESTING ACTIVITIES
Capital expenditures	(3)	(50)	(17)	—	(70)
Proceeds from sales of property, plant and equipment	—	1	1	—	2
Changes to investment in and advances to non-consolidated affiliates	—	13	—	—	13
Proceeds from loans receivable — net — related parties	—	13	—	—	13
Net proceeds from settlement of derivative instruments	—	66	28	—	94

Net cash provided by (used in) investing activities	(3)	43	12	—	52

FINANCING ACTIVITIES
Principal repayments
— third parties	(1)	(5)	(1)	—	(7)
— related parties	—	(89)	(140)	229	—
Short-term borrowings — net
— third parties	—	279	(16)	—	263
— related parties	6	(10)	124	(120)	—
Dividends — minority interests	—	—	(5)	—	(5)

Net cash provided by (used in) financing activities	5	175	(38)	109	251

Net increase (decrease) in cash and cash equivalents	17	(54)	(50)	—	(87)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(6)	(14)	—	(20)
Cash and cash equivalents — beginning of period	12	177	137	—	326

Cash and cash equivalents — end of period	$29	$117	$73	$—	$219

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(In millions)

	May 16, 2007 Through September 30, 2007 (Successor)
			Non-
Restated	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$125	$(129)	$7	$—	$3

INVESTING ACTIVITIES
Capital expenditures	(5)	(47)	(5)	—	(57)
Proceeds from sales of assets	—	—	1	—	1
Changes to investment in and advances to non-consolidated affiliates	(40)	3	—	40	3
Proceeds from loans receivable — net — related parties	—	10	—	—	10
Net proceeds from settlement of derivative instruments	26	48	(2)	—	72

Net cash provided by (used in) investing activities	(19)	14	(6)	40	29

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	40	—	(40)	92
Proceeds from issuance of debt	300	660	—	—	960
Principal repayments	(260)	(603)	(42)	—	(905)
Short-term borrowings — net
— third parties	(45)	(67)	47	—	(65)
— related parties	(157)	139	18	—	—
Dividends — minority interests	—	—	(1)	—	(1)
Debt issuance costs	(35)	—	—	—	(35)

Net cash provided by (used in) financing activities	(105)	169	22	(40)	46

Net increase in cash and cash equivalents	1	54	23	—	78
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	1	—	1
Cash and cash equivalents — beginning of period	8	74	20	—	102

Cash and cash equivalents — end of period	$9	$128	$44	$—	$181

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

GENERAL

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of September 30, 2008, we had operations on four continents: North America; South America; Asia and Europe, through 32 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

Restatement

As discussed in Note 2 — Restatement of Financial Statements in the accompanying unaudited condensed consolidated financial statements, we restated our consolidated balance sheet as of March 31, 2008 and our consolidated statements of operations and comprehensive income (loss) and of cash flows for the period from May 16, 2007 through September 30, 2007 to correct non-cash accounting errors in our application of purchase accounting for an equity method investment which led to a misstatement of our provision for income taxes during the period we were finalizing our purchase accounting. We also corrected other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate. These adjustments do not have an impact on our compliance with the financial covenants under our 7.25% Senior Notes or under our New Senior Secured Credit Facilities (see Note 8 — Debt to our accompanying condensed consolidated financial statements). The unaudited interim financial statements for the period from May 15, 2007 through September 30, 2007, used herein, have been restated.

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

NOTE REGARDING COMBINED RESULTS OF OPERATIONS AND SELECTED FINANCIAL AND OPERATING INFORMATION DUE TO THE ACQUISITION

As discussed above, the Arrangement created a new basis of accounting. Under generally accepted accounting principles in the United States of America (GAAP), the condensed consolidated financial statements for the six months ended September 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our results of operations for the six months ended September 30, 2008 in comparison with the six months ended September 30, 2007, in this section, our Predecessor results and our Successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures, do not include any proforma assumptions or adjustments and should not be used in isolation or substitution of Predecessor and Successor results.

Shown below are combining schedules of (1) shipments and (2) our results of operations for periods allocable to the Successor, Predecessor and the combined presentation for the six months ended September 30, 2007 that we use throughout our Management’s Discussion and Analysis (MD&A).

	May 16, 2007	April 1, 2007	Six Months
	Through	Through	Ended
	September 30, 2007	May 15, 2007	September 30, 2007
	Successor	Predecessor	Combined
Combined Shipments:
Shipments (kt)(A):
Rolled products(B)	1,156	348	1,504
Ingot products(C)	66	15	81

Total shipments	1,222	363	1,585

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil and Europe, foundry products in Korea, secondary ingot in Europe and other miscellaneous recyclable aluminum.

	May 16, 2007	April 1, 2007	Six Months
	Through	Through	Ended
	September 30, 2007	May 15, 2007	September 30, 2007
	(Restated)		(Restated)
	Successor	Predecessor	Combined
Combined Results of Operations ($ in millions)
Net sales	$4,368	$1,281	$5,649

Cost of goods sold (exclusive of depreciation and amortization shown below)	3,991	1,205	5,196
Selling, general and administrative expenses	130	95	225
Depreciation and amortization	156	28	184
Research and development expenses	23	6	29
Interest expense and amortization of debt issuance costs — net	81	26	107
(Gain) loss on change in fair value of derivative instruments — net	16	(20)	(4)
Equity in net (income) loss of non-consolidated affiliates	(19)	(1)	(20)
Sale transaction fees	—	32	32
Other expenses — net	9	4	13

	4,387	1,375	5,762

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(19)	(94)	(113)
Provision (benefit) for taxes on income (loss)	47	4	51

Income (loss) before minority interests’ share	(66)	(98)	(164)
Minority interests’ share	2	1	3

Net income (loss)	$(64)	$(97)	$(161)

HIGHLIGHTS

Significant highlights, events and factors impacting our business during the quarters and six months ended September 30, 2008 and 2007 are presented briefly below. Each is discussed in further detail throughout MD&A.

•	Shipments and selected financial information are as follows ($ in millions):

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Combined

Shipments (kt)(A):
Rolled products(B)	759	747	1,536	1,504
Ingot products(C)	49	42	97	81

Total shipments	808	789	1,633	1,585

Net sales	$2,959	$2,821	$6,062	$5,649
Net income (loss)(D)	$(103)	$(19)	$(78)	$(161)
Net increase (decrease) in total debt(E)	$(86)	$(43)	$222	$205

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil and Europe, foundry products in Korea, secondary ingot in Europe and other miscellaneous recyclable aluminum.

(D)	Net income (loss) for the three and six months ended September 30, 2007 has been restated. See Note 2 — Restatement of Financial Statements to the accompanying condensed consolidated financial statements.

(E)	Net increase (decrease) in total debt is measured comparing the period-end amounts of our total outstanding debt (including short-term borrowings) as shown in our condensed consolidated balance sheets to (1) the preceding quarter-end balances for the three month periods and (2) the prior fiscal year end as of March 31 for the six month periods. The net increase (decrease) in total debt excludes the change in unamortized fair value adjustments recorded as part of the Arrangement.

Markets for aluminum, energy and currencies have become increasingly volatile:

•	London Metal Exchange (LME) pricing rose to a peak of $3,292 per tonne in July 2008 before subsequently dropping to $2,395 per tonne as of September 30, 2008. LME prices continued to decline during the month of October 2008.

•	When compared to the prior year, the pre-tax loss for the quarter ended September 30, 2008 included approximately $200 million of non-cash unrealized losses on derivative instruments which are used to hedge forecasted purchases of aluminum and other commodities as well as related foreign currency exposures. In future periods, the losses on these hedging instruments should be offset by the benefits of lower commodity costs, more favorable currency relationships and the reduced impact of contracts with metal price ceilings. Unrealized losses on derivative instruments were $134 million higher than in the prior-year quarter and are net of $61 million of unrealized gains related to derivative instruments that hedge the income statement re-measurement of foreign currency denominated working capital and debt balances.

•	Despite price declines that began in late July 2008, average LME aluminum prices were 9.6% and 8.0% higher than prior year during the quarter and year-to-date periods, respectively. Net sales for fiscal 2009 increased from the comparable prior year periods primarily due to this increase in average LME metal pricing and a modest increase in shipments.

•	Costs associated with currency exposure primarily related to the euro and Brazilian real were higher in fiscal 2009 than in the comparable prior year periods as the average exchange rates for the euro and real reflected a weaker U.S. dollar. However, during the three months ended September 30, 2008 and through the month of October 2008 the U.S dollar strengthened against these currencies.

Global economic trends impact the Company and are uncertain:

•	The full impact of recent events in the global financial services industry and their effects on global consumer demand remains uncertain. However, during October 2008 we experienced weak demand in North America, Europe and Asia particularly in construction and automotive markets. We have also seen an increased valuation of the U.S. dollar, declines in energy pricing and sharp declines in the pricing of primary aluminum. In the long term we should benefit from these currency and commodity movements. However, in the near term we expect customer demand to be uncertain and volatility in currency and commodity markets to remain high.

•	Rolled products shipments during the current quarter and year-to-date periods were stable with increases in canstock offset by decreases in light gauge products as a result of weak market demand, specialty and painted products as a result of weak market conditions for building-related products and weak demand in the electronics sector, and foil stock.

Losses before income taxes increased:

•	Increased losses were attributable to the change in fair value of derivative instruments were driven by the mark-to-market impact of LME forward purchase contracts used to hedge metal price risk related to specific customer orders that include fixed sales prices and forecasted sales subject to metal price ceilings. The losses are partially offset by gains on LME forward sales contracts that are used to hedge output from our primary aluminum operations and metal price lag associated with customer orders that include formula pricing.

•	Input and operational costs were higher in the fiscal 2009 period than in the comparable prior year periods primarily as a result of higher energy, freight and alloy costs.

•	The fiscal 2009 periods were unfavorably impacted compared to the prior year periods for certain income and expense items associated with fair value adjustments recorded at the date of acquisition, driven by lower accretion of reserves related to unfavorable contracts.

Income taxes were affected:

•	We recorded income tax benefits in the fiscal 2009 periods compared to income tax expense in the comparable prior year periods primarily due to tax benefits related to exchange translation and re-measurement items and statutory tax rate differences on foreign earnings.

Free cash flow deteriorated but liquidity remains strong:

•	Free cash flow during the six month period decreased by $152 million in fiscal 2009 from the comparable prior year period due to changes in certain components of our working capital (exclusive of the impact of currency translation adjustments) primarily driven by higher dollar inventory levels due to the increase in average aluminum prices in the first half of this fiscal year and the timing of payments made by our customers at March 31, 2008 and September 30, 2008, and partially offset by our smaller net loss for the six month period.

•	During the second quarter of fiscal 2009, we repaid $86 million of our total debt.

•	Our estimated liquidity was $583 million at September 30, 2008.

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

Metal represents approximately 60% — 70% of the sales value of our products and 70% — 80% of our input costs.

Metal Price Ceilings

Sales contracts representing approximately 8% and 10% of our total shipments for the three months ended September 30, 2008 and 2007, respectively, and 8% and 10% of our total shipments for the six months ended September 30, 2008 and 2007, respectively, provide for a ceiling over which metal prices could not contractually be passed through to certain customers, unless adjusted. This negatively impacts our margins when the price we pay for metal is above the ceiling price contained in these contracts. During the three months ended September 30, 2008 and 2007, we were unable to pass through approximately $74 million and $61 million, respectively, of metal purchase costs associated with sales under these contracts. During the six month periods ended September 30, 2008 and 2007, we were unable to pass through approximately $152 million and $139 million, respectively, of metal purchase costs associated with sales under these contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

Our exposure to metal price ceilings approximates 8% of estimated total shipments for the remainder of fiscal year 2009. Based on a September 30, 2008 aluminum price of $2,395 per tonne, and our best estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $74 — $79 million for the remainder of fiscal 2009 and $112 — $121 million in the aggregate thereafter.

In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into Net sales over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. For the three and six months ended September 30, 2008, we recorded accretion of $61 million and $125 million, respectively. The three and six months ended September 30, 2007 included accretion of $85 million and $129 million, respectively. As of September 30, 2008, the balance of these reserves is approximately $260 million.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided an offsetting benefit to the metal price ceiling contracts. We refer to these two sources as our internal hedges.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. We currently purchase aluminum futures and options to hedge our exposure to further metal price increases.

Metal Price Lag

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference between the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of rising prices our earnings benefit from this timing difference while the opposite is true in periods of declining prices, and we refer to this timing difference as “metal price lag.” During the three months ended September 30, 2008 and 2007, metal price lag negatively impacted our results by approximately $8 million and $9 million, respectively, for a net favorable impact of $1 million between the periods. During the six months ended September 30, 2008, metal price lag favorably impacted our results by $26 million and negatively impacted the comparable prior year period by approximately $20 million, for a net favorable impact of $46 million between the periods. These amounts include the effects of derivative instruments we purchased to offset this risk as described below. For general metal price lag exposure we used short-term LME forward contracts to help mitigate the exposure, although exact offset hedging is not achieved.

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

OPERATIONS AND SEGMENT REVIEW

The following tables present our shipments, our results of operations, prices for aluminum, oil and natural gas and key currency exchange rates for the quarter and six months ended September 30, 2008 and 2007, and the changes from period to period.

	Three Months			Six Months
	Ended			Ended
	September 30,		Percent	September 30,		Percent
	2008	2007	Change	2008	2007	Change
	Successor	Successor		Successor	Combined

Shipments (kt):
Rolled products, including tolling (the conversion of customer-owned metal)	759	747	1.6%	1,536	1,504	2.1%
Ingot products, including primary and secondary ingot and recyclable aluminum	49	42	16.7%	97	81	19.8%

Total shipments	808	789	2.4%	1,633	1,585	3.0%

	Three Months			Six Months
	Ended			Ended
	September 30,		Percent	September 30,		Percent
	2008	2007	Change	2008	2007	Change
		(Restated)			(Restated)
	Successor	Successor		Successor	Combined

Results of Operations ($ in millions)
Net sales	$2,959	$2,821	4.9%	$6,062	$5,649	7.3%

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,791	2,555	9.2%	5,622	5,196	8.2%
Selling, general and administrative expenses	89	88	1.1%	173	225	(23.1)%
Depreciation and amortization	107	103	3.9%	223	184	21.2%
Research and development expenses	10	10	—%	22	29	(24.1)%
Interest expense and amortization of debt issuance costs — net	41	56	(26.8)%	81	107	(24.3)%
(Gain) loss on change in fair value of derivatives — net	185	30	516.7%	119	(4)	n.m.
Equity in net (income) loss of non-consolidated affiliates	(2)	(20)	(90.0)%	—	(20)	n.m.
Sale transaction fees	—	—	—%	—	32	n.m.
Other (income) expenses — net	10	(2)	(600.0)%	32	13	146.2%

	3,231	2,820	14.6%	6,272	5,762	8.9%

Income (loss) before provision (benefit) for taxes on income (loss) and minority interests’ share	(272)	1	n.m.	(210)	(113)	85.8%
Provision (benefit) for taxes on income (loss)	(169)	20	n.m.	(134)	51	n.m.

Income (loss) before minority interests’ share	(103)	(19)	442.1%	(76)	(164)	(53.7)%
Minority interests’ share	—	—	—%	(2)	3	n.m.

Net income (loss)	$(103)	$(19)	442.1%	$(78)	$(161)	(51.6)%

n.m. — not meaningful

	Three Months			Six Months
	Ended			Ended
	September 30,		Percent	September 30,		Percent
	2008	2007	Change	2008	2007	Change
	Successor	Successor		Successor	Combined

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of period	$2,395	$2,440	(1.8)%	$2,395	$2,440	(1.8)%
Average cash price during the period	$2,792	$2,547	9.6%	$2,865	$2,654	8.0%

	Three Months			Six Months
	Ended		U.S. Dollar	Ended		U.S. Dollar
	September 30,		Strengthen/	September 30,		Strengthen/
	2008	2007	(Weaken)	2008	2007	(Weaken)
	Successor	Successor		Successor	Combined

Federal Reserve Bank of New York Exchange Rates
Average of the month end rates:
U.S. dollar per Euro	1.478	1.386	(6.6)%	1.520	1.370	(10.9)%
Brazilian real per U.S. dollar	1.708	1.891	(9.7)%	1.673	1.926	(13.1)%
South Korean won per U.S. dollar	1,102	924	19.3%	1,065	925	15.1%
Canadian dollar per U.S. dollar	1.050	1.039	1.1%	1.028	1.060	(3.0)%

	Three Months			Six Months
	Ended			Ended
	September 30,		Percent	September 30,		Percent
	2008	2007	Change	2008	2007	Change
	Successor	Successor		Successor	Combined

New York Mercantile Exchange — Energy Price Quotations
Light Sweet Crude
Average settlement price (per barrel)	$125.85	$71.08	77.1%	$121.81	$66.39	83.5%
Natural Gas
Average Henry Hub contract settlement price (per MMBTU)(A)	$10.24	$6.16	66.2%	$10.58	$6.85	54.5%

(A)	One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2008 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2007

Shipments

Rolled products shipments were stable during the second quarter of fiscal 2009 primarily due to (1) increases in canstock with continued demand in the can markets in North America, South America and Asia and (2) increases in other miscellaneous rolled products in North America, partially offset by decreases in (3) light gauge primarily in North America and Europe as a result of weak market demand, (4) specialty and painted products in Europe as a result of weak market conditions for building-related products, (5) specialty products in Asia as a result of weak demand in electronics products and (6) foil stock in Europe and Asia. Shipments of ingot products increased during the second quarter of fiscal 2009 due to sale of ingot and scrap primarily in Europe, as we sold additional ingot to manage inventory levels due to slower business conditions.

Net sales

Net sales for the second quarter of fiscal 2009 increased from the comparable prior year period primarily due to (1) an increase of $151 million as a result of a 9.6% increase in average LME metal pricing, (2) an increase of $7 million in conversion premiums primarily in Europe and Asia, (3) an increase of $29 million from foreign currency exchange gains primarily in Europe driven by a strengthened euro against the U.S. dollar, partially offset by exchange losses in Asia due to a weakening of the Korean won, (4) an increase of $24 million due to a favorable change in the product mix of rolled products primarily in South America, offset by an unfavorable change in mix in Europe and (5) an increase of $34 million in the sale of ingot and scrap primarily in Europe as we sold additional ingot to manage inventory levels due to slower business conditions, partially offset by (6) $68 million of lower metal price lag in North America and Asia and (7) $26 million of lower incremental purchase accounting adjustments primarily related to the accretion of can ceiling contract fair value reserves in North America. The impact of changes in the volume of rolled products on net sales was neutral between the periods as increases in North America, Asia and South America were offset by decreases in Europe.

Additionally, net sales for the second quarter of both fiscal 2009 and fiscal 2008 were adversely impacted in North America due to price ceilings on certain sales contracts, which limited our ability to pass through approximately $74 million and $61 million, respectively, of metal purchase costs resulting in $13 million of lower sales period over period.

Costs and expenses

The following table presents our costs and expenses for the three months ended September 30, 2008 and 2007, in dollars and expressed as percentages of net sales.

	Three Months
	Ended
	September 30,
	2008		2007
		% of		% of
	$ in millions	net sales	$ in millions	net sales
			(Restated)
	Successor		Successor

Cost of goods sold (exclusive of depreciation and amortization shown below)	$2,791	94.3%	$2,555	90.6%
Selling, general and administrative expenses	89	3.0%	88	3.1%
Depreciation and amortization	107	3.6%	103	3.7%
Research and development expenses	10	0.3%	10	0.4%
Interest expense and amortization of debt issuance costs — net	41	1.4%	56	2.0%
(Gain) loss on change in fair value of derivative instruments — net	185	6.3%	30	1.1%
Equity in net (income) loss of non-consolidated affiliates	(2)	(0.1)%	(20)	(0.7)%
Other (income) expenses — net	10	0.3%	(2)	(0.1)%

	$3,231	109.2%	$2,820	100.0%

Cost of goods sold.  As a percentage of net sales, cost of goods sold worsened as a result of (1) increased costs of production such as energy, freight, and alloys and (2) lower incremental purchase accounting adjustments related to the accretion of can ceiling contract fair value reserves into revenue.

Interest expense and amortization of debt issuance costs — net.  Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt.

(Gain) loss on change in fair value of derivative instruments — net.  Higher losses in the fiscal 2009 period over the fiscal 2008 period resulted primarily from the mark-to-market impact of LME forward purchase contracts used to hedge metal price risk related to specific customer orders that include fixed sales prices and forecasted sales subject to metal price ceilings. These losses were partially offset by gains on LME forward sales contracts that are used to hedge output from our primary aluminum operations in Brazil and metal price lag associated with customer orders that include formula pricing.

Equity in net (income) loss of non-consolidated affiliates.  The amount reported in the fiscal 2008 period reflects the favorable impact of the revaluation of deferred tax liabilities recorded inside our Aluminium Norf GmbH equity investment in Europe due to a change in the German statutory tax rate.

Other (income) expenses — net.  A reconciliation of the difference between the periods is shown below (in millions):

Other
(Income)
Expenses — Net

Other (income) expenses — net for the three months ended September 30, 2007	$(2)
Exchange losses of $36 million in 2009 compared to $8 million in 2008	28
Gain on reversal of accrued legal claim of $26 million in 2009 only	(26)
Gain on partial reversal of accrued social contribution tax of $14 million in 2008 only	14
Gain on disposal of property, plant and equipment — net of $1 million in 2009 only	(1)
Other — net	(3)

Other (income) expenses — net for the three months ended September 30, 2008	$10

Provision (benefit) for taxes on income (loss)

For the three months ended September 30, 2008, we recorded a $169 million benefit for taxes on our pre-tax loss of $274 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 62%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $22 million benefit for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $41 million benefit for exchange remeasurement of deferred income taxes, (3) a $15 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $10 million provision from expense/income items with no tax effect — net, and (5) a $54 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

For the three months ended September 30, 2007, we recorded a $20 million (as restated) provision for taxes on our pre-tax loss of $19 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (105)%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) a provision of $30 million (as restated) for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $19 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, partially offset by (3) a $25 million benefit (as restated) from the effects of enacted tax rate changes on cumulative taxable temporary differences.

OPERATING SEGMENT REVIEW FOR THE QUARTER ENDED SEPTEMBER 30, 2008 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2007

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

	Three Months
	Ended
	September 30,
	2008	2007
		(Restated)
	Successor	Successor

Segment Income
North America	$2	$89
Europe	62	68
Asia	(3)	18
South America	48	46

Total Segment Income	109	221
Interest expense and amortization of debt issuance costs — net	(41)	(56)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(221)	(87)
Realized gains (losses) on corporate derivative instruments — net	—	30
Depreciation and amortization	(107)	(103)
Adjustment to eliminate proportional consolidation(B)	(18)	7
Gains (losses) on disposal of property, plant, equipment and businesses — net	1	—
Corporate selling, general and administrative expenses	(16)	(16)
Other costs — net	21	5
Provision (benefit) for taxes on income (loss)	169	(20)

Net income (loss)	$(103)	$(19)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period.

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions to the accompanying condensed consolidated financial statements for further information about these non-consolidated affiliates.

OPERATING SEGMENT RESULTS

North America

As of September 30, 2008, North America manufactured aluminum sheet and light gauge products through nine aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The following table presents key financial and operating information for North America for the three months ended September 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Three Months
	Ended
	September 30,		Percent
	2008	2007	Change
		(Restated)
	Successor	Successor

Shipments (kt):
Rolled products	293	279	5.0%
Ingot products	15	17	(11.8)%

Total shipments	308	296	4.1%

Net sales	$1,111	$1,050	5.8%
Segment Income	$2	$89	(97.8)%
Total assets	$4,003	$4,463	(10.3)%

Shipments

Rolled products shipments increased due to increases in demand in canstock and other miscellaneous rolled products, partially offset by decreases in demand for light gauge products as a result of a weak demand in construction and transportation industries. Ingot product shipments declined due to lower scrap sales.

Net sales

Net sales increased primarily due to (1) increased volume of rolled products of $64 million and (2) increased average LME prices for metal of $91 million, partially offset by (3) $24 million of lower incremental accretion related to the contract fair value reserves as discussed in Metal Price Ceilings and (4) contracts priced in prior periods resulting in a lower metal price lag of $49 million. Additionally, during the three months ended September 30, 2008 and 2007, we were unable to pass through approximately $74 million and $61 million, respectively, of metal purchase costs due to price ceilings on certain sales contracts, resulting in a $13 million unfavorable impact to net sales period over period.

Segment Income

Segment Income was unfavorably impacted by (1) $5 million as a result of unfavorable changes in product mix, (2) the negative impact of metal price lag of $29 million, (3) $8 million resulting from the impact of the metal price ceilings (excluding the accretion of the contract fair value reserves), (4) increased net foreign currency exchange losses of $6 million, (5) the favorable impact of purchase accounting was $24 million lower during the 2009 period and (6) higher operating costs of $21 million primarily associated with energy and freight, partially offset by (7) $6 million due to higher volume of shipments.

Total Assets

Total assets decreased primarily due to the finalization of adjustments to our purchase price allocation made subsequent to the comparable period in fiscal 2008.

Europe

As of September 30, 2008, Europe provided European markets with value-added sheet and light gauge products through its 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, packaging, automotive, lithographic, building and other various industrial uses.

The following table presents key financial and operating information for Europe for the three months ended September 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Three Months
	Ended
	September 30,		Percent
	2008	2007	Change
		(Restated)
	Successor	Successor

Shipments (kt):
Rolled products	254	275	(7.6)%
Ingot products	27	8	237.5%

Total shipments	281	283	(0.7)%

Net sales	$1,097	$1,092	0.5%
Segment Income	$62	$68	(8.8)%
Total assets	$3,775	$3,227	17.0%

Shipments

Rolled products shipments decreased due to decreases in demand for specialty, painted and light gauge products from a continued weak building-related products market and demand for foil stock. Ingot product shipments increased during the second quarter of fiscal 2009 as we sold additional ingot to manage inventory levels due to slower business conditions.

Net sales

Net sales were flat despite the impacts of (1) increased average LME prices for metal of $15 million, (2) an increase of $34 million from foreign currency exchange gains driven by the stronger euro against the U.S. dollar, (3) increases in conversion premiums of $13 million and (4) increased volume of ingot products of $59 million. These factors were largely offset by (5) decreased volume in rolled products of $89 million and (6) unfavorable changes in product mix of $23 million.

Segment Income

Segment Income was unfavorably impacted by (1) $13 million from lower volume of rolled product shipments, (2) increased net foreign currency exchange losses of $32 million and (3) higher operating costs of $10 million primarily associated with energy, partially offset by (4) $13 million due to higher pricing, (5) the positive impact of metal price lag of $31 million and (6) the favorable impact of purchase accounting which was $4 million higher during the 2009 period.

Total Assets

Total assets increased primarily due to the finalization of adjustments to our purchase price allocation made subsequent to the comparable period in fiscal 2008.

Asia

As of September 30, 2008, Asia operated three manufacturing facilities, with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The following table presents key financial and operating information for Asia for the three months ended September 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Three Months
	Ended
	September 30,		Percent
	2008	2007	Change
		(Restated)
	Successor	Successor

Shipments (kt):
Rolled products	122	116	5.2%
Ingot products	4	10	(60.0)%

Total shipments	126	126	—%

Net sales	$458	$438	4.6%
Segment Income	$(3)	$18	(116.7)%
Total assets	$985	$1,361	(27.6)%

Shipments

Rolled products shipments increased primarily due to increased demand in the can market, partially offset by a decline of shipments in the industrial products and foil stock markets as a result of continued price pressure from Chinese exports, driven by the difference in aluminum metal prices on the Shanghai Futures Exchange and the LME as well as a weakened demand in the electronics sector. Ingot products shipments decreased as a result of exiting our foundry business in Korea.

Net sales

Net sales increased primarily due to (1) increases in conversion premiums of $7 million, (2) increased volume of rolled products of $20 million and (3) increased average LME prices for metal of $29 million, partially offset by (4) contracts priced in prior periods resulting in a lower metal price lag of $19 million and (5) decreased volume and sales in ingot products of $16 million as we exit our foundry business in Korea.

Segment Income

Segment Income was unfavorably impacted by (1) $31 million in net foreign currency exchange losses as the U.S. dollar strengthened against the Korean won and (2) higher operating costs of $4 million primarily associated with energy, partially offset by (3) $7 million due to higher prices and (4) the positive impact of metal price lag of $8 million.

Total assets

Total assets decreased primarily due to the finalization of adjustments to our purchase price allocation made subsequent to the comparable period in fiscal 2008.

South America

As of September 30, 2008, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation end-use markets.

The following table presents key financial and operating information for South America for the three months ended September 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Three Months
	Ended
	September 30,		Percent
	2008	2007	Change
		(Restated)
	Successor	Successor

Shipments (kt):
Rolled products	90	77	16.9%
Ingot products	3	7	(57.1)%

Total shipments	93	84	10.7%

Net sales	$300	$241	24.5%
Segment Income	$48	$46	4.3%
Total assets	$1,486	$1,347	10.3%

Shipments

Rolled products shipments increased primarily due to an increase in overall can shipments driven by strong market demand. Ingot shipments decreased primarily as a result of lower primary billet production.

Net sales

Net sales increased primarily due to (1) increased volume of rolled products of $10 million, (2) favorable changes in product mix of rolled products of $46 million and (3) increased average LME prices for metal of $16 million, partially offset by (4) decreases in conversion premiums of $10 million.

Segment Income

Segment Income was favorably impacted by (1) $5 million due to higher volume of rolled products shipments, (2) the positive impact of metal price lag of $9 million, (3) increased benefit of internally supplied metal from our smelter and the recycling of UBC’s of $12 million and (4) the favorable impact of purchase accounting which was $2 million higher during the 2009 period, offset by (5) $8 million due to lower prices and (6) higher operating costs of $19 million primarily associated with energy.

Total assets

Total assets increased primarily due to the finalization of adjustments to our purchase price allocation made subsequent to the comparable period in fiscal 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007 (ON A COMBINED NON-GAAP BASIS)

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the six months ended September 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our results of operations for the six months ended September 30, 2007 in comparison with the six months ended September 30, 2008, our Predecessor and Successor results are presented herein on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.

Shipments

Rolled products shipments were stable during the six months ended September 30, 2008 primarily due to (1) increases in canstock with continued demand in the can markets of all segments and (2) increases in other miscellaneous rolled products in North America and Europe, partially offset by decreases in (3) light gauge primarily in North America and Europe as a result of weak market demand, (4) specialty and painted products in Europe as a result of weak market conditions for building-related products, (5) specialty products in Asia as a result of weak demand in the electronics sector and (6) foil stock in Europe and Asia. Ingot product shipments increased primarily due to higher scrap and ingot sales in Europe as we sold additional ingot to manage inventory levels due to slower business conditions, partially offset by decreases in ingot product shipments in North America, South America and Asia.

Net sales

Net sales in the six months ended September 30, 2008 increased from the comparable prior year period primarily due to (1) an increase of $277 million as a result of an 8.0% increase in average LME metal pricing, (2) an increase of $29 million in conversion premiums primarily in Europe and Asia, (3) an increase of $59 million from higher rolled products volume primarily in North America, South America and Asia, offset by lower volume in Europe, (4) an increase of $103 million from foreign currency exchange gains primarily in Europe driven by the continued strengthening of the euro against the U.S. dollar, partially offset by exchange losses in Asia due to a weakening of the Korean won, (5) an increase of $55 million due to a favorable change in the product mix of rolled products primarily in South America, offset by an unfavorable change in mix in Europe and (6) an increase of $34 million in the sale of ingot and scrap primarily in Europe as we sold additional ingot to manage inventory levels due to slower business conditions, partially offset by (7) $125 million of lower metal price lag in North America and Asia.

Additionally, net sales for the six months ended September 30, 2008 and 2007 were adversely impacted in North America due to price ceilings on certain sales contracts, which limited our ability to pass through approximately $152 million and $139 million, respectively, of metal purchase costs resulting in $13 million of lower sales period over period.

Costs and expenses

The following table presents our costs and expenses for the six months ended September 30, 2008 and 2007, in dollars and expressed as percentages of net sales.

	Six Months
	Ended
	September 30,
	2008		2007
		% of		% of
	$ in Millions	Net Sales	$ in Millions	Net Sales
			(Restated)
	Successor		Combined

Cost of goods sold (exclusive of depreciation and amortization shown below)	$5,622	92.7%	$5,196	92.0%
Selling, general and administrative expenses	173	2.9%	225	4.0%
Depreciation and amortization	223	3.7%	184	3.3%
Research and development expenses	22	0.4%	29	0.5%
Interest expense and amortization of debt issuance costs — net	81	1.3%	107	1.9%
(Gain) loss on change in fair value of derivative instruments — net	119	2.0%	(4)	(0.1)%
Equity in net (income) loss of non-consolidated affiliates	—	—%	(20)	(0.4)%
Sale transaction fees	—	—%	32	0.6%
Other expenses — net	32	0.5%	13	0.2%

	$6,272	103.5%	$5,762	102.0%

Cost of goods sold.  As a percentage of net sales, cost of goods sold worsened as a result of increased costs of production such as energy, freight, and alloys.

Selling, general and administrative expenses (SG&A).  SG&A decreased primarily as a result of (1) stock compensation expense of $45 million and (2) $4 million in director and officer insurance premiums for tail coverage associated with our acquisition by Hindalco, both incurred in the first quarter of fiscal 2008.

Depreciation and amortization.  Depreciation and amortization increased $39 million primarily due to the increases in the bases of our property, plant and equipment and intangible assets recorded as a result of the Arrangement.

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

(Gain) loss on change in fair value of derivative instruments — net.  Higher losses in the fiscal 2009 period over the fiscal 2008 period resulted primarily from the mark-to-market impact of LME forward purchase contracts used to hedge metal price risk related to specific customer orders that include fixed sales prices and forecasted sales subject to metal price ceilings. These losses were partially offset by gains on LME forward sales contracts that are used to hedge output from our primary aluminum operations in Brazil and metal price lag associated with customer orders that include formula pricing.

Equity in net (income) loss of non-consolidated affiliates.  The amount reported in the fiscal 2008 period reflects the favorable impact of the revaluation of deferred tax liabilities recorded inside our Aluminium Norf GmbH equity investment in Europe due to a change in the German statutory rate.

Sale transaction fees.  We incurred $32 million of fees and expenses related to the Arrangement during the first quarter of fiscal 2008.

Other (income) expenses — net.  A reconciliation of the difference between the fiscal 2008 and fiscal 2009 periods is shown below (in millions):

Other
(Income)
Expenses — Net

Other (income) expenses — net for the six months ended September 30, 2007	$13
Exchange losses of $56 million in 2009 compared to $19 million in 2008	37
Gain on reversal of accrued legal claim of $26 million in 2009 only	(26)
Gain on partial reversal of accrued social contribution tax of $14 million in 2008 only	14
Restructuring charges (recoveries) — net of $(1) million in 2009 compared to $2 million in 2008	(3)
Impairment charges on long-lived assets of $1 million in 2009 only	1
Gain on disposal of property, plant and equipment — net of $2 million in 2009 only	(2)
Other — net	(2)

Other (income) expenses — net for the six months ended September 30, 2008	$32

Provision (benefit) for taxes on income (loss)

For the six months ended September 30, 2008, we recorded a $134 million benefit for taxes on our pre-tax loss of $210 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 64%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $13 million benefit for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $21 million benefit for exchange remeasurement of deferred income taxes, (3) an $18 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, and (4) a $68 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

For the six months ended September 30, 2007, we recorded a $51 million (as restated) provision for taxes on our pre-tax loss of $133 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (38)% (as restated). Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $72 million (as restated) for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $54 million (as restated) increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) a $25 million benefit (as restated) from the effects of enacted tax rate changes on cumulative taxable temporary differences and (4) a $28 million benefit (as restated) from expense/income items with no tax effect — net.

OPERATING SEGMENT REVIEW FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007 (ON A COMBINED NON-GAAP BASIS)

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the six months ended September 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate an understanding of our results of operations for the six months ended September 30, 2007 in comparison with the six months ended September 30, 2008, in this section, our Predecessor results and our Successor results are presented and discussed on a combined basis. The combined results of operations are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor results.

Net sales

Shown below is the schedule of Net sales by operating segment for periods attributable to the Successor, Predecessor and the combined presentation for the six months ended September 30, 2007 that we use throughout MD&A (in millions).

	May 16, 2007	April 1, 2007	Six Months
	Through	Through	Ended
	September 30, 2007	May 15, 2007	September 30, 2007
	Successor	Predecessor	Combined
Combined Net sales by Operating Segment:
North America	$1,624	$446	$2,070
Europe	1,686	510	2,196
Asia	683	216	899
South America	375	109	484

Total Net sales	$4,368	$1,281	$5,649

Segment Income

Shown below is the schedule of our reconciliation from Total Segment Income (Loss) to Net income (loss) by operating segment for periods attributable to the Successor, Predecessor and the combined presentation for the six months ended September 30, 2007 that we use throughout our MD&A (in millions).

	May 16, 2007	April 1, 2007	Six Months
	Through	Through	Ended
	September 30, 2007	May 15, 2007	September 30, 2007
	(Restated)		(Restated)
	Successor	Predecessor	Combined
Combined Results by Operating Segment:
Segment Income
North America	$112	$(24)	$88
Europe	111	32	143
Asia	16	6	22
South America	68	18	86

Total Segment Income	307	32	339
Interest expense and amortization of debt issuance costs — net	(81)	(26)	(107)
Unrealized gains (losses) on change in fair value of derivative instruments — net(A)	(102)	5	(97)
Realized gains (losses) on corporate derivative instruments — net	38	(3)	35
Depreciation and amortization	(156)	(28)	(184)
Minority interests’ share	2	1	3
Adjustment to eliminate proportional consolidation(B)	(2)	(7)	(9)
Restructuring charges — net	(1)	(1)	(2)
Corporate selling, general and administrative expenses	(24)	(35)	(59)
Other costs — net	2	1	3
Sale transaction fees	—	(32)	(32)
Provision (benefit) for taxes on income (loss)	(47)	(4)	(51)

Net income (loss)	$(64)	$(97)	$(161)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments — net represents the portion of gains (losses) that were not settled in cash during the period.

(B)	Our financial information for our segments (including Segment Income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment Income to Net income (loss), the proportional Segment Income of these non-consolidated affiliates is removed from Total Segment Income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions in the accompanying notes to the condensed consolidated financial statements for further information about these non-consolidated affiliates.

Reconciliation

The following table presents Segment Income by operating segment and reconciles Total Segment Income to Net income (loss) (in millions).

	Six Months
	Ended
	September 30,
	2008	2007
		(Restated)
	Successor	Combined

Segment Income
North America	$44	$88
Europe	173	143
Asia	28	22
South America	95	86

Total Segment Income	340	339
Interest expense and amortization of debt issuance costs — net	(81)	(107)
Unrealized gains (losses) on change in fair value of derivative instruments — net	(200)	(97)
Realized gains (losses) on corporate derivative instruments — net	—	35
Depreciation and amortization	(223)	(184)
Impairment charges on long-lived assets	(1)	—
Minority interests’ share	(2)	3
Adjustment to eliminate proportional consolidation	(36)	(9)
Restructuring charges — net	1	(2)
Gains (losses) on disposal of property, plant, and equipment — net	2	—
Corporate selling, general and administrative expenses	(30)	(59)
Other corporate costs — net	18	3
Sale transaction fees	—	(32)
Benefit (provision) for taxes on income (loss)	134	(51)

Net income (loss)	$(78)	$(161)

OPERATING SEGMENT RESULTS

North America

The following table presents key financial and operating information for North America for the six months ended September 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Six Months
	Ended
	September 30,
	2008	2007	Change
	Successor	Combined

Shipments (kt):
Rolled products	579	557	3.9%
Ingot products	23	33	(30.3)%

Total shipments	602	590	2.0%

Net sales	$2,194	$2,070	6.0%
Segment Income	$44	$88	(50.0)%

Shipments

Rolled products shipments increased due to increases in demand in canstock, industrial products and other miscellaneous rolled products, partially offset by decreases in demand for light gauge products as a result of a weak demand in construction and transportation industries. Ingot product shipments declined due to lower scrap sales.

Net sales

Net sales increased primarily due to (1) increased volume of rolled products of $102 million and (2) increased average LME prices for metal of $140 million, partially offset by (3) contracts priced in prior periods resulting in lower metal price lag of $86 million and (4) decreased volume and sales in ingot products of $27 million.

Additionally, during the six months ended September 30, 2008 and 2007, we were unable to pass through approximately $152 million and $139 million, respectively, of metal purchase costs due to price ceilings on certain sales contracts resulting in a $13 million unfavorable impact to net sales period over period.

Segment Income

Segment Income was unfavorably impacted by (1) the negative impact of metal price lag of $38 million, (2) increased net foreign currency exchange losses of $11 million and (3) higher operating costs of $34 million primarily associated with energy and freight, partially offset by (4) $16 million due to higher volume of shipments, (5) $4 million as a result of pricing increases, (6) the favorable impact of purchase accounting was $9 million lower during the 2009 year-to-date period and (7) lower stock compensation expense of $11 million recorded in the fiscal 2008 period as a result of the Arrangement.

Europe

The following table presents key financial and operating information for Europe for the six months ended September 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Six Months
	Ended
	September 30,		Percent
	2008	2007	Change
		(Restated)
	Successor	Combined

Shipments (kt):
Rolled products	525	559	(6.1)%
Ingot products	55	12	358.3%

Total shipments	580	571	1.6%

Net sales	$2,315	$2,196	5.4%
Segment Income	$173	$143	21.0%

Shipments

Rolled products shipments decreased due to (1) decreases in demand for specialty, painted and light gauge products from a continued weak building-related products market, (2) decreases in demand for foil stock and (3) decreases in demand for automotive products, partially offset by increases demand for in (4) canstock and (5) lithographic products. Ingot product shipments increased during the six months ended September 30, 2008 as we sold additional ingot to manage inventory levels due to slower business conditions.

Net sales

Net sales increased primarily due to (1) an increase of $110 million from foreign currency exchange gains driven by a strengthened euro against the U.S. dollar, (2) increased volume of ingot products of $99 million,

(3) increased average LME prices for metal of $57 million and (4) increases in conversion premiums of $24 million, partially offset by (5) decreased volume in rolled products of $134 million and (6) unfavorable changes in product mix of $25 million.

Segment Income

Segment Income was favorably impacted by (1) $24 million due to higher pricing, (2) the positive impact of metal price lag of $62 million, (3) the favorable impact of purchase accounting was $10 million higher during the 2009 year-to-date period and (4) lower stock compensation expense of $6 million recorded in the fiscal 2008 period as a result of the Arrangement, partially offset by (5) $19 million from lower volume of shipments, (6) increased net foreign currency exchange losses of $33 million and (7) higher operating costs of $27 million primarily associated with energy.

Asia

The following table presents key financial and operating information for Asia for the six months ended September 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Six Months
	Ended
	September 30,		Percent
	2008	2007	Change
		(Restated)
	Successor	Combined

Shipments (kt):
Rolled products	255	234	9.0%
Ingot products	11	22	(50.0)%

Total shipments	266	256	3.9%

Net sales	$968	$899	7.7%
Segment Income	$28	$22	27.3%

Shipments

Rolled products shipments increased primarily due to increased demand in the can market, partially offset by a decline of shipments in the industrial products and foil stock markets as a result of continued price pressure from Chinese exports, driven by the difference in aluminum metal prices on the Shanghai Futures Exchange and the LME, as well as weakened demand in the electronics sector. Ingot shipments decreased as a result of a labor strike at one of our large customers and the exiting of our foundry business in Korea.

Net sales

Net sales increased primarily due to (1) increases in conversion premiums of $15 million, (2) increased volume of rolled products of $70 million and (3) increased average LME prices for metal of $52 million, partially offset by (4) contracts priced in prior periods resulting in lower metal price lag of $40 million, (5) a decrease of $8 million from net foreign currency exchange losses driven by the continued strengthening of the US. dollar against the Korean won and (6) decreased volume and sales in ingot products of $29 million.

Segment Income

Segment Income was favorably impacted by (1) increased volume of rolled products of $4 million, (2) $16 million due to higher prices, (3) the positive impact of metal price lag of $26 million, (4) the favorable impact of purchase accounting was $9 million higher during the 2009 year-to-date period and (5) lower stock compensation expense of $4 million recorded in the fiscal 2008 period as a result of the Arrangement, partially offset by (6) $41 million in net foreign currency exchange losses as the U.S. dollar strengthened against the Korean won and (7) higher operating costs of $11 million primarily associated with energy.

South America

The following table presents key financial and operating information for South America for the six months ended September 30, 2008 and 2007 (in millions, except for shipments, which are in kt).

	Six Months
	Ended
	September 30,		Percent
	2008	2007	Change
	Successor	Combined

Shipments (kt):
Rolled products	177	154	14.9%
Ingot products	8	14	(42.9)%

Total shipments	185	168	10.1%

Net sales	$595	$484	22.9%
Segment Income	$95	$86	10.5%

Shipments

Rolled product shipments increased primarily due to an increase in can shipments driven by strong market demand. Ingot product shipments decreased primarily as a result of lower primary billet production.

Net Sales

Net sales increased primarily due to (1) increased volume of rolled products of $21 million, (2) favorable changes in product mix of rolled products of $80 million and (3) increased average LME prices for metal of $28 million partially offset by (4) decreases in conversion premiums of $9 million and (5) decreased volume and sales in ingot products of $10 million.

Segment Income

Segment Income was favorably impacted by (1) $7 million due to higher volume of rolled products shipments, (2) the positive impact of metal price lag of $18 million, (3) increased benefit of internally supplied metal from our smelter and the recycling of UBC’s of $17 million, (4) the favorable impact of purchase accounting was $9 million higher in the 2009 year-to-date period and (5) lower stock compensation expense of $3 million recorded in the fiscal 2008 period as a result of the Arrangement, partially offset by (6) increased net foreign currency exchange losses of $12 million as the Brazilian real strengthened against the U.S. dollar and (7) higher operating costs of $35 million primarily associated with energy.

LIQUIDITY AND CAPITAL RESOURCES

As discussed above, the Arrangement created a new basis of accounting. Under GAAP, the condensed consolidated financial statements for the six months ended September 30, 2007 are presented in two distinct periods, as Predecessor and Successor entities are not comparable in all material respects. However, in order to facilitate a discussion of our liquidity and capital resources for the six months ended September 30, 2008 in comparison with the six months ended September 30, 2007, our Predecessor and Successor cash flows are presented herein on a combined basis. The combined cash flows are non-GAAP financial measures and should not be used in isolation or substitution of the Predecessor and Successor cash flows.

Cash Flows

Shown below is a condensed combining schedule of cash flows for periods allocable to the Successor, Predecessor and the combined presentation for the six months ended September 30, 2007 that we use throughout our discussion of Liquidity and Capital Resources (in millions).

	May 16, 2007	April 1, 2007	Six Months
	Through	Through	Ended
	September 30,	May 15,	September 30,
	2007	2007	2007
	(Restated)		(Restated)
	Successor	Predecessor	Combined
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3	$(230)	$(227)

INVESTING ACTIVITIES
Capital expenditures	(57)	(17)	(74)
Proceeds from sales of assets	1	—	1
Changes to investment in and advances to non-consolidated affiliates	3	1	4
Proceeds from loans receivable — net — related parties	10	—	10
Net proceeds from settlement of derivative instruments	72	18	90

Net cash provided by (used in) investing activities	29	2	31

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Proceeds from issuance of debt	960	150	1,110
Principal repayments	(905)	(1)	(906)
Short-term borrowings — net	(65)	60	(5)
Dividends — minority interests	(1)	(7)	(8)
Debt issuance costs	(35)	(2)	(37)
Proceeds from the exercise of stock options	—	1	1

Net cash provided by (used in) financing activities	46	201	247

Net increase (decrease) in cash and cash equivalents	78	(27)	51
Effect of exchange rate changes on cash balances held in foreign currencies	1	1	2
Cash and cash equivalents — beginning of period	102	128	128

Cash and cash equivalents — end of period	$181	$102	$181

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

In our discussion of Metal Price Ceilings, we have disclosed that certain customer contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer, unless adjusted. During the six months ended September 30, 2008 and 2007, we were unable to pass through approximately $152 million and $139 million, respectively, of metal purchase costs associated with sales under these contracts. Net cash provided by operating activities is negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments and offset partially by reduced income taxes. Based on a September 30, 2008 aluminum price of $2,395 per tonne, and our estimate of a range of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $74 — $79 million during the remainder of fiscal 2009 and $112 — $121 million in the aggregate thereafter.

As a result of our acquisition by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchases in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into revenue over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. As of September 30, 2008, the balance of these reserves is $260 million.

The following table shows the reconciliation from Net cash provided by (used in) operating activities to Free cash flow, the ending balances of cash and cash equivalents and the change between periods (in millions).

	Six Months
	Ended
	September 30,
	2008	2007	Change
		(Restated)
	Successor	Combined

Net cash provided by (used in) operating activities	$(390)	$(227)	$(163)
Dividends — minority interests	(5)	(8)	3
Capital expenditures	(70)	(74)	4
Net proceeds from settlement of derivative instruments	94	90	4

Free cash flow	$(371)	$(219)	$(152)

Ending cash and cash equivalents	$219	$181	$38

Our operations consumed cash at a higher rate during the six months ended September 30, 2008 compared to the prior year period. Net cash used in operating activities increased in the six months ended September 30, 2008 compared to the six months ended September 30, 2007 as a result of (1) changes in certain components of our working capital (exclusive of the impact of currency translation adjustments), primarily driven by the increase in aluminum prices in the first half of this fiscal year (peaking in July 2008) and the timing of payments made by our customers at March 31, 2008 and September 30, 2008, partially offset by (2) our smaller net loss.

During the six months ended September 30, 2007, net cash used in operating activities was unfavorably impacted by one-time costs associated with or triggered by the Arrangement including: (1) $72 million paid in share-based compensation payments, (2) $42 million paid for sale transaction fees and (3) $25 million in bonus payments for the 2006 calendar year and the period from January 1, 2007 through May 15, 2007.

Dividends paid to our minority interests, primarily in our Asia operating segment, were $5 million and $8 million during the six months ended September 30, 2008 and 2007, respectively.

Capital expenditures were slightly higher in the fiscal 2008 period due, in part, to the construction of Novelis Fusiontm ingot casting lines in our European and Asian segments as well as additional planned maintenance activities, improvements to our Yeongju, Korea hot mill and other ancillary upgrades made in the first quarter of fiscal 2008.

Net proceeds from the settlement of derivative instruments contributed $94 million to Free cash flow in the six months ended September 30, 2008 as compared to $90 million during the six months ended September 30, 2007.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

	Six Months
	Ended
	September 30,
	2008	2007	Change
		(Restated)
	Successor	Combined

Capital expenditures	$(70)	$(74)	$4
Proceeds from sales of property, plant and equipment	2	1	1
Changes to investment in and advances to non-consolidated affiliates	13	4	9
Proceeds from loans receivable — net	13	10	3
Net proceeds from settlement of derivative instruments	94	90	4

Net cash provided by (used in) investing activities	$52	$31	$21

We estimate that our annual capital expenditure requirements for items necessary to maintain comparable production, quality and market position levels (maintenance capital) will be approximately $55 — $75 million, and that total annual capital expenditures will be approximately $100 — $120 million for the remainder of fiscal year 2009.

As discussed above, the majority of our capital expenditures for the six months ended September 30, 2008 and 2007 were for projects devoted to product quality, technology, productivity enhancement and increased capacity. Capital expenditures were slightly higher in the fiscal 2008 period due, in part, to the construction of Novelis Fusiontm ingot casting lines in our European and Asian Segments as well as additional planned maintenance activities, improvements to our Yeongju, Korea hot mill and other ancillary upgrades made in the first quarter of fiscal 2008.

Proceeds from loans receivable — net during both periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Financing Activities

Overview

The following table presents information regarding our Net cash provided by (used in) financing activities (in millions).

	Six Months
	Ended
	September 30,
	2008	2007	Change
	Successor	Combined

Proceeds from issuance of common stock	$—	$92	$(92)
Proceeds from issuance of debt	—	1,110	(1,110)
Principal repayments	(7)	(906)	899
Short-term borrowings — net	263	(5)	268
Dividends — minority interests	(5)	(8)	3
Debt issuance costs	—	(37)	37
Proceeds from the exercise of stock options	—	1	(1)

Net cash provided by (used in) financing activities	$251	$247	$4

During the first quarter of fiscal 2008, we amended our then existing senior secured credit facilities to increase its capacity by $150 million. We used these proceeds to reduce the outstanding balance of our then existing revolving credit facility, thus increasing our borrowing capacity. This additional capacity, along with $92 million of cash received from the issuance additional shares indirectly to Hindalco, allowed us to fund general working capital requirements and certain costs associated with the Arrangement including the cash settlement of share-based compensation arrangements and lender fees. In July 2007, we refinanced our Senior Secured Credit Facilities, as discussed below.

During the six months ended September 30, 2008, we increased our short-term borrowing under our new revolving credit facility to provide for general working capital requirements.

Dividends paid to our minority interests, primarily in our Asia operating segment, during the six months ended September 30, 2008 and 2007 were $5 million and $8 million, respectively.

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

We incurred debt issuance costs on our New Credit Facilities totaling $32 million. These fees are included in Other long-term assets — third parties and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs — net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility. The unamortized amount of these costs was $24 million as of September 30, 2008.

Interest Rate Swaps

During the quarter ended December 31, 2007, we entered into interest rate swaps to fix the variable London Interbank Offered Rate (LIBOR) interest rate for up to $600 million of our floating rate Term Loan facility at effective weighted average interest rates and amounts expiring as follows: (i) 4.0% on $500 million through March 31, 2009 and (ii) 4.0% on $400 million through March 31, 2010. An interest rate swap at an interest rate of 4.1% on $100 million of our Term Loan facility expired on September 30, 2008. We are still obligated to pay any applicable margin, as defined in our New Credit Facilities, in addition to these interest rates.

As of September 30, 2008, approximately 76% of our debt was fixed rate and approximately 24% was variable rate.

Short-Term Borrowings and Letters of Credit

As of September 30, 2008, our short-term borrowings were $351 million consisting of (1) $328 million of short-term loans under our ABL facility, (2) a $10 million short-term loan in Italy and (3) $13 million in bank overdrafts. As of September 30, 2008, $20 million of our ABL facility was utilized for letters of credit.

As of September 30, 2008, we had an additional $170 million outstanding under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 5.6% and 4.12% as of September 30, 2008 and March 31, 2008, respectively.

Liquidity

The largest driver of our liquidity and borrowing availability under our debt facilities is tied to our working capital, which is significantly influenced by the price of aluminum. The LME price for aluminum peaked during the quarter at $3,292 per tonne before subsequently dropping to $2,395 per tonne as of September 30, 2008. The higher average price for aluminum during the quarter negatively impacts our liquidity and working capital in the near term.

Because of the timing of our production and sales cycles, we did not see an immediate working capital benefit of the decreased prices at the end of the quarter. However, we should start to realize positive Free cash flow over the next three months as a result of the recently declining LME price trend. As aluminum prices continue to recover according to the forward curve, our Free cash flow will be negatively impacted in the future due to the contracts we have with metal price ceilings discussed above, as well as the continued carry of additional working capital as a result of the increased price levels. If aluminum prices were to increase further, we would see further reductions in our overall liquidity position.

Our estimated liquidity as of September 30, 2008 and March 31, 2008 is as follows (in millions).

	As of
	September 30,	March 31,
	2008	2008
	Successor	Successor

Cash and cash equivalents	$219	$326
Gross availability under senior secured credit facilities	444	582
Borrowing availability limitation due to fixed charge coverage ratio	(80)	(69)

Total estimated liquidity	$583	$839

Our estimated liquidity decreased during the six months ended September 30, 2008 primarily as a result of lower cash on hand and the utilization of short-term borrowings under our new ABL facility to fund our working capital requirements. We continue to maintain forfaiting and factoring arrangements in Asia and South America that provide additional liquidity in those segments. Additionally, in our Asian Segment, our ability to access available liquidity is limited by various factors, including restrictions on granting dividends from Korea. As a result, included in cash and cash equivalents above is approximately $57 million that would not be immediately available to us (outside of Korea) due to these restrictions.

The New Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than 10% of the borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Our estimated liquidity shown above reflects this financial covenant. As of September 30, 2008, our fixed charge coverage ratio is less than 1 to 1. As a result, our available liquidity is limited to 90% of the available borrowing base to avoid potential default of our financial covenants, resulting in a reduction of availability under our ABL facility of $80 million and $69 million as of September 30, 2008 and March 31, 2008, respectively.

As of September 30, 2008, we were at our maximum available borrowing base under our ABL facility. At current prices for aluminum, we believe that our cash on hand, together with cash provided by operations and borrowing availability under our credit facilities will be sufficient to meet our obligations and fund our working capital requirements for the foreseeable future.

For the six months ended September 30, 2008, actual returns for our worldwide funded pension plans were significantly below our expected rate of return of 6.9% due to adverse conditions in the equity markets. Continued actual returns below our expected rate may unfavorably impact the amount and timing of future contributions to funded plans.

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

Derivative Instruments

As of September 30, 2008, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 12 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.

In conducting our business, we use various derivative and non-derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2008 condensed consolidated balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is always linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

The current and noncurrent portions of derivative assets are presented on the face of our accompanying condensed consolidated balance sheets. The current and noncurrent portions of derivative liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

The fair values of our financial instruments and commodity contracts as of September 30, 2008 and March 31, 2008 are as follows (in millions):

	As of September 30, 2008
	Assets		Liabilities		Net Fair Value
					Assets/
	Current	Noncurrent	Current	Noncurrent	(Liabilities)

Successor
Derivatives designated as hedging instruments:
Cross-currency swaps	$—	$—	$—	$(65)	$(65)
Interest rate swaps	—	—	—	(4)	(4)
Electricity swap	—	6	—	—	6

Total derivatives designated as hedging instruments	—	6	—	(69)	(63)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	43	1	(50)	(16)	(22)
Cross-currency swaps	12	—	(9)	—	3
Interest rate swaps	—	23	—	—	23
Aluminum forward contracts	126	11	(297)	(7)	(167)
Aluminum options	2	5	(22)	(7)	(22)
Embedded derivative instruments	54	—	—	—	54
Natural gas swaps	—	—	(7)	—	(7)

Total derivatives not designated as hedging instruments	237	40	(385)	(30)	(138)

Total derivative fair value	$237	$46	$(385)	$(99)	$(201)

	As of March 31, 2008
	Assets		Liabilities		Net Fair Value
					Assets/
	Current	Noncurrent	Current	Noncurrent	(Liabilities)

Successor
Derivatives designated as hedging instruments:
Cross-currency swaps	$—	$—	$—	$(184)	$(184)
Interest rate swaps	—	—	(3)	(12)	(15)
Electricity swap	3	11	—	—	14

Total derivatives designated as hedging instruments	3	11	(3)	(196)	(185)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	43	4	(112)	(4)	(69)
Cross-currency swaps	19	—	(4)	(1)	14
Interest rate swaps	2	2	—	—	4
Aluminum forward contracts	130	4	(9)	—	125
Aluminum options	1	—	—	—	1
Embedded derivative instruments	—	—	(20)	—	(20)
Natural gas swaps	5	—	—	—	5

Total derivatives not designated as hedging instruments	200	10	(145)	(5)	60

Total derivative fair value	$203	$21	$(148)	$(201)	$(125)

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We have designated these as net investment hedges. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss). The ineffective portion of gain or loss on the derivative is included in (Gain) loss on change in fair value of derivative instruments — net.

The following table summarizes the amount of gain (loss) we recognized in Other comprehensive income (loss) related to our net investment hedge derivatives (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Cross-currency swaps	$81	$(28)	$120	$(28)	$(8)

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge against our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss) and reclassified into (Gain) loss on change in fair value of derivatives — net in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss) and reclassified into Interest expense and amortization of debt issuance costs — net in our accompanying condensed consolidated statements of operations and comprehensive income (loss).

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments — net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will be de-designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in Accumulated other comprehensive income (loss) would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $1 million in effective net gains from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the (1) the amount of gain or (loss) recognized in Other comprehensive income (loss) (OCI), (2) the amount of gain or (loss) reclassified from Accumulated OCI into income and (3) the amount of gain or (loss) recognized in income (ineffective portion) related to our cash flow hedge derivatives (in millions).

Three Month Comparison:

Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Income on
	Recognized in OCI on		Reclassified from Accumulated		Derivative (Ineffective Portion
	Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008	2007
	Successor	Successor	Successor	Successor	Successor	Successor

Electricity swap	$(12)	$4	$(4)	$2	$—	$—
Interest rate swaps	$1	$—	$—	$—	$—	$—

Six Month Comparison:

Amount of Gain or (Loss)
	Amount of Gain or (Loss)	Amount of Gain or (Loss)	Recognized in Income on
	Recognized in OCI on	Reclassified from Accumulated	Derivative (Ineffective Portion
	Derivative	OCI into Income	and Amount Excluded from
	(Effective Portion)	(Effective Portion)	Effectiveness Testing)
	Six Months	Six Months	Six Months
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2008	2008	2008
	Successor	Successor	Successor

Electricity swap	$—	$(7)	$—
Interest rate swaps	$11	$—	$—

Amount of
			Amount of		Gain or (Loss)
			Gain or (Loss)		Recognized in Income on
	Amount of Gain or		Reclassified from		Derivative (Ineffective
	(Loss) Recognized		Accumulated		Portion and Amount
	in OCI on Derivative		OCI into Income		Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007
	Through	Through	Through	Through	Through	Through
	September 30,	May 15,	September 30,	May 15,	September 30,	May 15,
	2007	2007	2007	2007	2007	2007
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Foreign exchange forward contracts	$—	$3	$—	$(1)	$—	$—
Electricity swap	$6	$4	$2	$—	$—	$—

Derivative Instruments Not Designated as Hedges

We use foreign exchange forward contracts and cross currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain of our operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America, and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME.

We have an embedded derivative which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on their behalf.

We use natural gas swaps to manage our exposure to fluctuating energy prices in North America.

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments under FASB Statement No. 133. The change in fair value of these derivatives is included in (Gain) loss on change in fair value of derivative instruments — net in the condensed consolidated statement of operations and comprehensive income (loss).

The following table summarizes the gains (losses) recognized in current period earnings (in millions).

	Three Months		Six Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	September 30,		September 30,	September 30,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Derivative Instruments Not Designated as Hedges
Foreign exchange forward contracts	$17	$(4)	$7	$12	$11
Interest rate swaps	15	(2)	24	(2)	(1)
Aluminum forward contracts	(207)	(30)	(191)	(34)	9
Aluminum options	(27)	—	(25)	1	—
Embedded derivative instruments	53	15	58	12	2
Natural gas swaps	(16)	(2)	(9)	(3)	1
Cross currency swaps	(25)	(9)	8	(6)	(3)

Gain (loss) recognized	(190)	(32)	(128)	(20)	19
Derivative Instruments Designated as Cash Flow Hedges
Electricity swap	5	2	9	4	1

Gain (loss) on change in fair value of derivative instruments — net	$(185)	$(30)	$(119)	$(16)	$20

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including:

•	certain of our wholly-owned and majority-owned subsidiaries; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

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

The following table discloses information about our obligations under guarantees of indebtedness of others as of September 30, 2008 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of September 30, 2008.

	Maximum	Liability
	Potential Future	Carrying
	Payment	Value

Wholly-owned Subsidiaries	$89	$63
Aluminium Norf GmbH	$14	$—

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008 and March 31, 2008, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. During the six months ended September 30, 2008, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K/A for the year ended March 31, 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the six months ended September 30, 2008, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K/A for the year ended March 31, 2008.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the six months ended September 30, 2008.

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

Also in February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13 are excluded from the provisions of FASB Statement No. 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141 or FASB Statement No. 141 (Revised), Business Combinations. See Note 13 — Fair Value Measurements regarding our adoption of this standard.

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

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of September 30, 2008, as adoption is not required until future reporting periods.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (FASB Statement No. 161), an amendment of FASB Statement No. 133. FASB Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. FASB Statement No. 161 permits, but does not require, comparative disclosures for earlier periods upon initial adoption. As FASB Statement No. 161 only requires enhanced disclosures, this standard will have no impact on our consolidated financial position, results of operations and cash flows.

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

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the capacity and effectiveness of our metal hedging activities, including our internal used beverage cans (UBC) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and our ultimate parent, Hindalco;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the effect of taxes and changes in tax rates.

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

By their nature, all derivative financial instruments involve risk, including both our credit risk of non- performance and the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2008 condensed consolidated balance sheet.

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

In addition, sales contracts representing approximately 8% of our total shipments for the six months ended September 30, 2008 provide for a ceiling over which metal prices could not contractually be passed through to a customer, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. Our exposure to metal price ceilings approximates 8% of our estimated shipments for the remainder of fiscal 2009.

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

During the quarter ended September 30, 2008, we sold short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag. We enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments we purchased to offset this risk.

Sensitivities

The following table presents the estimated potential pre-tax gain (loss) in the fair values of these derivative instruments as of September 30, 2008, given a 10% increase in the three-month LME price ($ in millions).

	Increase in	Change in
	Rate/Price	Fair Value

Aluminum Forward Contracts	10%	$76
Aluminum Options	10%	$13

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the six months ended September 30, 2008, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of September 30, 2008, we have a nominal amount of forward purchases outstanding related to natural gas.

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

We purchase a nominal amount of heating oil forward contracts to hedge against fluctuations in the price of our transport fuel.

Fluctuating energy costs worldwide, due to the changes in supply and international and geopolitical events, expose us to earnings volatility as such changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2008, given a 10% increase in spot prices for energy contracts ($ in millions).

	Increase in	Change in
	Rate/Price	Fair Value

Electricity	10%	$6
Natural Gas	10%	$2
Heating Oil	10%	$1

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

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 12 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2008, given a 10% increase in rates ($ in millions).

		Pre-Tax
		Gain
	Increase in	(Loss) in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Euro	10%	$(39)
Korean won	10%	$(10)
Brazilian real	10%	$18
British pound	10%	$8
Canadian dollar	10%	$3
Swiss franc	10%	$(1)
Malaysian ringgit	10%	$1

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

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of September 30, 2008, assuming a 10% increase in rates ($ in millions).

		Pre-Tax
	Increase in	Loss in
	Rate	Fair Value

Currency measured against the U.S. dollar
Euro	10%	$(79)
British pound	10%	$(13)
Swiss franc	10%	$(4)

Interest Rate Risks

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of September 30, 2008, which includes $348 million of term loan debt and other variable rate debt of $341 million, our annual pre-tax income would be reduced by approximately $1 million.

As of September 30, 2008, approximately 76% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 8 — Debt to our accompanying condensed consolidated financial statements for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2008 given a 10% increase in rates ($ in millions).

	Increase in	Change in
	Rate	Fair Value

Interest Rate Swap Contracts
North America	10%	$2
Asia	10%	$—

Item 4.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2008, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2008. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2008, because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that the Company’s unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (GAAP).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Existing as of September 30, 2008 and Remediation Plan

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2008, we did not maintain effective controls over the application of purchase accounting for an equity method investee including related income tax accounts. Specifically, our controls did not ensure the accuracy of our purchase accounting adjustments for an equity method investee, resulting in an error in our provision for income taxes during the period we were finalizing our purchase accounting. This control deficiency resulted in adjustments affecting the period May, 15, 2007 through March 31, 2008 identified in Note 2 — Restatement of Financial Statements in the consolidated and combined financial statements included in our Form 10-K/A filed with the SEC on August 11, 2008 (see Note 2 — Restatement of Financial Statements to the accompanying condensed consolidated financial statements).

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

2. Management is re-evaluating all accounting and financial reporting controls for purchase accounting and equity method investees, including related income tax accounts.

3. Training sessions are being conducted for key financial and tax personnel regarding equity method accounting and related income tax accounting matters.

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

The case was settled during July 2006 as among us, Alcan, Reynolds, Alcoa and their insurers for $71 million. We contributed approximately $1 million toward the settlement, and the remaining $70 million was funded by our insurers. Although the settlement was substantially funded by our insurance carriers, certain of them have reserved the right to request a refund from us, after reviewing details of the plaintiffs’ damages to determine if they include costs of a nature not covered under the insurance contracts. Of the $70 million funded, $39 million was in dispute with and under further review by certain of our insurance carriers. In the quarter ended September 30, 2006, we posted a letter of credit in the amount of approximately $10 million in favor of one of those insurance carriers, while we sought to resolve the extent of coverage of the costs included in the settlement. On October 8, 2007, we received a letter from these insurers stating that they had completed their review and they were requesting a refund of the $39 million plus interest. We reviewed the insurers’ position, and on January 7, 2008, we sent a letter to the insurers rejecting their position that Novelis is not entitled to insurance coverage for the judgment against Novelis.

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

In July 2006, we contributed and paid $1 million to our insurers who subsequently paid the entire settlement amount of $71 million to the plaintiffs. Accordingly, during the quarter ended September 30, 2006, we reversed the previously recorded insurance receivable of $31 million and reduced our recorded liability by the same amount plus the $1 million contributed by us. The remaining liability of $39 million at September 30, 2006 represented the amount of the settlement claim that was funded by our insurers but was still in dispute with and under review by the parties as described above. The $39 million liability was included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet for all periods through and as of June 30, 2008.

On September 4, 2008, Novelis, our insurers, and Alcan entered into a settlement agreement to resolve the insurance coverage dispute related to the Reynolds boat case. Pursuant to that settlement agreement, we paid approximately $13 million to our insurers on September 8, 2008 and recognized a non-cash pre-tax gain of $26 million included in Other (income) expenses — net upon the reversal of our previously recorded $39 million liability. Our insurers returned our letter of credit that had been on deposit pending the outcome of settlement discussions. This concludes the Reynolds Boat Case insurance coverage matter.

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

The claim by CCE seeks monetary damages in an amount to be determined at trial for breach of a prior aluminum can stock supply agreement between CCE and Novelis Corporation, successor to the rights and obligations of Alcan Aluminum Corporation under the agreement. According to its terms, that agreement with CCE terminated in 2006. The CCE supply agreement included a “most favored nations” provision regarding certain pricing matters. CCE alleges that Novelis Corporation’s entry into a supply agreement with Anheuser-Busch, Inc. breached the “most favored nations” provision of the CCE supply agreement. Novelis Corporation moved to dismiss the complaint and on March 26, 2008, the U.S. District Court for the Northern District of Georgia issued an order granting Novelis Corporation’s motion to dismiss CCE’s claim. On April 24, 2008, CCE filed a notice of appeal of the court’s order with the United States Court of Appeals for the Eleventh Circuit and filed its appellate brief on July 11, 2008. On August 13, 2008, Novelis Corporation filed its response brief with the United States Court of Appeals for the Eleventh Circuit. CCE filed its response on September 5, 2008.

On October 24, 2008, the United States Court of Appeals for the Eleventh Circuit affirmed the decision of the U.S. District Court for the Northern District of Georgia to dismiss CCE’s lawsuit against Novelis Corporation for breach of the “most favored nations” clause.

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

On August 18, 2008, Novelis and Anheuser-Busch entered into an agreement to terminate the litigation between the parties. Pursuant to the litigation termination agreement, Anheuser-Busch agreed to drop its claims against Novelis in consideration for the withdrawal of our appeal. The parties then filed a Notice of Withdrawal with the United States Court of Appeals for the Sixth Circuit on August 19, 2008. This concludes the Anheuser-Busch litigation matter.

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

Item 6.	Exhibits

Exhibit
No.		Description

2.1		Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2		Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
4.1		Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2		Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3		Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4		First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10	.1*	Employment Agreement dated August 8, 2008 between Novelis Inc. and Alexandre Moreira Martins de Almeida
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2008

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2		Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
4.1		Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2		Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3		Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4		First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10	.1*	Employment Agreement dated August 8, 2008 between Novelis Inc. and Alexandre Moreira Martins de Almeida
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.