Form 10-Q
period 2008-12-31
Novelis Inc.
filed 2009-02-17
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

As of January 31, 2009, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited) Three Months Ended December 31, 2008; Three Months Ended December 31, 2007 (Restated); Nine Months Ended December 31, 2008; May 16, 2007 Through December 31, 2007 (Restated); and April 1, 2007 Through May 15, 2007	2
	Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2008 and March 31, 2008 (Restated)	3
	Condensed Consolidated Statements of Cash Flows (unaudited) Nine Months Ended December 31, 2008; May 16, 2007 Through December 31, 2007 (Restated); and April 1, 2007 Through May 15, 2007	4
	Condensed Consolidated Statement of Shareholder’s Equity (unaudited) Nine Months Ended December 31, 2008 (Restated as to opening balance)	6
	Notes to the Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	89
Item 4.	Controls and Procedures	93

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	95
Item 1A.	Risk Factors	95
Item 6.	Exhibits	96
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Net sales	$2,176	$2,735	$8,238	$7,103	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,023	2,474	7,645	6,465	1,205
Selling, general and administrative expenses	73	99	246	229	95
Depreciation and amortization	107	108	330	264	28
Research and development expenses	11	11	33	34	6
Interest expense and amortization of debt issuance costs, net	44	47	125	128	26
(Gain) loss on change in fair value of derivative instruments, net	405	56	524	72	(20)
Impairment of goodwill	1,340	—	1,340	—	—
Restructuring charges, net	15	1	14	2	1
Equity in net (income) loss of non-consolidated affiliates	166	3	166	(16)	(1)
Sale transaction fees	—	—	—	—	32
Other (income) expenses, net	20	(17)	53	(9)	3

	4,204	2,782	10,476	7,169	1,375

Loss before income taxes and minority interests’ share	(2,028)	(47)	(2,238)	(66)	(94)
Income tax provision (benefit)	(199)	26	(333)	73	4

Loss before minority interests’ share	(1,829)	(73)	(1,905)	(139)	(98)
Minority interests’ share	9	—	7	2	1

Net loss	(1,820)	(73)	(1,898)	(137)	(97)

Other comprehensive income (loss):
Currency translation adjustment	—	36	(63)	50	31
Change in fair value of effective portion of hedges	(27)	1	(24)	5	(1)
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	(1)
Change in pension and other benefits	(17)	—	(15)	—	—

Other comprehensive income (loss) before income tax effect	(44)	37	(102)	55	29
Income tax provision (benefit) related to items of other comprehensive income (loss)	11	(3)	13	(15)	(4)

Other comprehensive income (loss), net of tax	(55)	40	(115)	70	33

Comprehensive loss	$(1,875)	$(33)	$(2,013)	$(67)	$(64)

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	December 31,	March 31,
	2008	2008
		(Restated)
	Successor	Successor

ASSETS
Current assets
Cash and cash equivalents	$176	$326
Accounts receivable (net of allowances of $1 as of December 31 and March 31, 2008)
— third parties	1,069	1,248
— related parties	22	31
Inventories	1,170	1,455
Prepaid expenses and other current assets	73	58
Fair value of derivative instruments	328	203
Deferred income tax assets	274	125

Total current assets	3,112	3,446
Property, plant and equipment, net	2,920	3,357
Goodwill	584	1,930
Intangible assets, net	816	888
Investment in and advances to non-consolidated affiliates	752	946
Fair value of derivative instruments, net of current portion	71	21
Deferred income tax assets	4	6
Other long-term assets
— third parties	87	102
— related parties	25	41

Total assets	$8,371	$10,737

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$22	$15
Short-term borrowings	292	115
Accounts payable
— third parties	970	1,582
— related parties	51	55
Fair value of derivative instruments	996	148
Accrued expenses and other current liabilities	597	704
Deferred income tax liabilities	—	39

Total current liabilities	2,928	2,658
Long-term debt, net of current portion	2,540	2,560
Deferred income tax liabilities	520	754
Accrued postretirement benefits	432	421
Other long-term liabilities	335	672

	6,755	7,065

Commitments and contingencies

Minority interests in equity of consolidated affiliates	106	149

Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of December 31, 2008 and March 31, 2008	—	—
Additional paid-in capital	3,497	3,497
Accumulated deficit	(1,918)	(20)
Accumulated other comprehensive income (loss)	(69)	46

Total shareholder’s equity	1,510	3,523

Total liabilities and shareholder’s equity	$8,371	$10,737

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions)

	Nine Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	December 31,	December 31,	May 15,
	2008	2007	2007
		(Restated)
	Successor	Successor	Predecessor
OPERATING ACTIVITIES
Net loss	$(1,898)	$(137)	$(97)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	330	264	28
(Gain) loss on change in fair value of derivative instruments, net	524	72	(20)
Deferred income taxes	(404)	22	(18)
Amortization of debt issuance costs	4	8	1
Write-off and amortization of fair value adjustments, net	(178)	(156)	—
Impairment of goodwill	1,340	—	—
Equity in net (income) loss of non-consolidated affiliates	166	(16)	(1)
Foreign exchange remeasurement on non-working capital items, net	21	—	—
Gain on reversal of accrued legal claim	(26)	—	—
Provision for uncollectible accounts receivable	—	1	—
Inventory reserves and adjustments	38	—	—
Dividends from non-consolidated affiliates	—	—	4
Minority interests’ share	(7)	(2)	(1)
Impairment charges on long-lived assets	1	—	—
(Gain) loss on sales of property, plant and equipment and business, net	(1)	—	—
Changes in assets and liabilities:
Accounts receivable
— third parties	85	76	(21)
— related parties	—	1	—
Inventories	98	190	(76)
Prepaid expenses and other current assets	(25)	(1)	(7)
Other long-term assets	8	(4)	(1)
Accounts payable
— third parties	(459)	(260)	(62)
— related parties	4	7	—
Accrued expenses and other current liabilities	(45)	(53)	42
Accrued postretirement benefits	23	—	1
Other long-term liabilities	(33)	17	(2)

Net cash provided by (used in) operating activities	(434)	29	(230)

INVESTING ACTIVITIES
Capital expenditures	(107)	(120)	(17)
Net proceeds from settlement of derivative instruments	180	56	18
Proceeds from sales of property, plant and equipment and business	4	4	—
Changes to investment in and advances to non-consolidated affiliates	17	5	1
Proceeds from related parties loans receivable, net	18	12	—

Net cash provided by (used in) investing activities	112	(43)	2

(Continued)

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in millions) — (Continued)

	Nine Months	May 16, 2007	April 1, 2007
	Ended	Through	Through
	December 31,	December 31,	May 15,
	2008	2007	2007
		(Restated)
	Successor	Successor	Predecessor
FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	92	—
Proceeds from issuance of debt	8	1,100	150
Principal repayments	(11)	(1,005)	(1)
Short-term borrowings, net	193	(103)	60
Dividends — minority interests	(5)	(1)	(7)
Debt issuance costs	—	(37)	(2)
Proceeds from the exercise of stock options	—	—	1

Net cash provided by financing activities	185	46	201

Net increase (decrease) in cash and cash equivalents	(137)	32	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	(13)	(3)	1
Cash and cash equivalents at beginning of period	326	102	128

Cash and cash equivalents at end of period	$176	$131	$102

Supplemental disclosures of cash flow information:
Interest paid	$101	$122	$13
Income taxes paid	$87	$50	$9
Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock (See Note 1):
Property, plant and equipment		$(1,346)
Goodwill		$(1,645)
Intangible assets		$(883)
Investment in and advances to non-consolidated affiliates		$(775)
Debt		$66

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(in millions, except number of shares)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Successor
Balance as of March 31, 2008 (Restated)	77,459,658	$—	$3,497	$(20)	$46	$3,523
Net loss	—	—	—	(1,898)	—	(1,898)
Currency translation adjustment, net of tax	—	—	—	—	(90)	(90)
Change in fair value of effective portion of hedges, net of tax	—	—	—	—	(17)	(17)
Postretirement benefit plans:
Change in pension and other benefits, net of tax	—	—	—	—	(8)	(8)

Balance as of December 31, 2008	77,459,658	$—	$3,497	$(1,918)	$(69)	$1,510

See accompanying notes to the condensed consolidated financial statements.

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

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the construction and industrial, beverage and food cans, foil products and transportation markets. As of December 31, 2008, we had operations on four continents: North America; Europe; Asia and South America, through 32 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K/A for the year ended March 31, 2008 filed with the United States Securities and Exchange Commission (SEC) on August 11, 2008. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to derivative financial instruments, impairment of long-lived assets including goodwill and intangible assets and income taxes.

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

Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB 103). In the accompanying condensed consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (FASB 141). Due to the impact of push down accounting, the Company’s condensed consolidated financial statements and certain note presentations for the nine months ended December 31, 2007 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through December 31, 2007, labeled “Successor”). The accompanying condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Reclassifications

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted for the current periods. The following reclassification and presentation changes were made to the prior periods’ condensed consolidated balance sheets to conform to the current period presentation: Fair value of derivative instruments were reclassified from Accrued expenses and other current liabilities to a separate line item. The amount of the reclassification was $148 million at March 31, 2008. This reclassification had no effect on total assets, total shareholder’s equity, net income (loss) or cash flows as previously presented.

During the quarter ended December 31, 2008, we reclassified $6 million from Deferred income tax assets, $2 million from Accrued expenses and other current liabilities, and $53 million from Deferred income tax liabilities to Goodwill due to a misclassification on the opening balance sheet of the Successor company. The impact of this reclassification increased total assets and total liabilities by $55 million, but had no effect on total shareholder’s equity, net income (loss) or cash flows as previously presented and is not considered material to the March 31, 2008 financial statements.

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the nine months ended December 31, 2008.

During the quarter ended December 31, 2008, we adopted FASB Staff Position (FSP) No. FAS 140-4 and FASB Interpretation No. 46(R)-8 (FIN 46(R)-8), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FIN 46(R)-8 calls for enhanced disclosures by public entities about interests in variable interest entities (VIE) and provides users of the financial statements with greater transparency about an enterprise’s involvement with variable interest entities. As FIN 46(R)-8 only requires enhanced disclosures, this FSP will have no impact on our consolidated financial position, results of operations and cash flows. See Note 8 — Consolidation of Variable Interest Entities for these expanded disclosures.

During the quarter ended December 31, 2008, we adopted FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FASB 162). FASB 162 defines the order in which accounting principles that are generally accepted should be followed. Due to the nature of FASB 162, this standard will have no impact on our consolidated financial position, results of operations and cash flows.

On April 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (FASB 159). FASB 159 permits entities to choose to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”) with changes in fair value reported in earnings each reporting period. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying the complex hedge accounting requirements under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB 133), to achieve similar results. We already record our derivative contracts and hedging activities at fair value in accordance with FASB 133. We did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

On April 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (FASB 157), as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed our required adoption date of FASB 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

value in the financial statements on at least an annual basis, until April 1, 2009. Also in February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that FASB Statement No. 13, Accounting for Leases (FASB 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13 are excluded from the provisions of FASB 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under FASB 141 or FASB Statement No. 141 (Revised), Business Combinations. See Note 16 — Fair Value Measurements regarding our adoption of this standard.

On April 1, 2008, we adopted FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. Our adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of December 31, 2008, as adoption is not required until future reporting periods.

On December 30, 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP No. 132(R)-1). FSP No. 132(R)-1 requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; 2) the major categories of plans assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of FSP No. 132(R)-1 would not be required for earlier periods that are presented for comparative purposes. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP No. 132(R)-1 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FASB 161). FASB 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. FASB 161 is effective for financial statements issued for fiscal years and interim periods beginning after

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

November 15, 2008, with early adoption permitted. FASB 161 permits, but does not require, comparative disclosures for earlier periods upon initial adoption. As FASB 161 only requires enhanced disclosures, this standard will have no impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations (FASB 141(R)). FASB 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB 141(R) amends certain provisions of FASB Statement No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB 141(R) would also apply the provisions of FASB 141(R). Early adoption is prohibited. We are currently evaluating the effects that FASB 141(R) may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASB 160). FASB 160 establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB 160 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

2.	Impact of Market Conditions on our Business

The deterioration of global economic conditions combined with rapidly declining aluminum prices from a peak of $3,292 per tonne in July 2008 to $1,455 per tonne on December 31, 2008 have placed pressure on our short-term liquidity. However, we believe we have sufficient long-term financing in place, with only $22 million of our long-term debt due within the next 12 months.

Demand for flat rolled products decreased in our third fiscal quarter by 13% as compared to the prior year. While we have begun taking cost reduction measures, due to the capital intensive nature of our business, we have been unable to make corresponding short term adjustments to our capacity and fixed cost structure to fully address these demand issues. These circumstances decrease cash generated by operations and increase the effect of timing issues related to our settlement of aluminum forward contracts versus cash collection from our customers. Looking forward, we have uncertainty regarding customer credit due to the weakening demand as a result of the global recession in certain of our customers’ end markets, particularly the construction and automotive markets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

We enter into derivative instruments to hedge forecasted purchases and sales of aluminum. Based on the aluminum price forward curve as of December 31, 2008, we expect approximately $580 million of cash outflows related to settlement of these derivative instruments through the end of fiscal 2010, including $260 million during the fourth fiscal quarter of 2009. Except for approximately $160 million of cash outflows related to hedges of our exposure to metal price ceilings, we expect all of these outflows will be recovered through collection of customer accounts receivable, typically on a 30-60 day lag. Accordingly, this difference in timing will place pressure on our short term liquidity outlook.

In the near term, our forecast indicates our liquidity position will be tight, but adequate as we settle our outstanding derivative positions. However, our liquidity needs could increase due to the unpredictability of current market conditions and their potential effect on customer credit, future derivative settlements, future sales volume or other matters. We cannot be assured that in the event of such deteriorating conditions we would have adequate liquidity. As a result, management has undertaken a number of activities to generate cash in the near term as well implement changes in our cost structure that will benefit our liquidity in the long-term.

In February 2009, we entered into an unsecured credit facility of $100 million with a scheduled maturity date of January 15, 2015 from a company affiliated with the Aditya Birla group, and we have drawn down $75 million of this facility to increase our cash position. We have also implemented cost cutting initiatives, cut capital expenditures, reduced inventory, and begun to restructure a number of facilities and overhead staff, which will improve our long-term liquidity position. Further, we are continuing to explore other possible near term cash generation activities, including accelerating certain customer payments to match the timing of the settlement of forward metal purchases to improve our short-term liquidity position.

3.	Restatement of Financial Statements

We have restated our consolidated balance sheet as of March 31, 2008 and our consolidated statements of operations and comprehensive income (loss) and of cash flows for the period from May 16, 2007 through December 31, 2007 to correct non-cash accounting errors in our application of purchase accounting for an equity method investment which led to a misstatement of our provision for income taxes during the period we were finalizing our purchase accounting. We also corrected other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate. These adjustments did not have an impact on our compliance with the financial covenants under our 7.25% Senior Notes or under our New Senior Secured Credit Facilities (see Note 11 — Debt). See our Annual Report on Form 10-K/A filed with the SEC on August 11, 2008 for details of these corrections, including the effects of the restatement on our March 31, 2008 balance sheet. Items in the accompanying condensed consolidated financial statements and related notes that have been restated are marked accordingly.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following tables highlight the financial statement effects related to the above corrections for the period from May 16, 2007 through December 31, 2007. Our condensed consolidated statement of operations and comprehensive loss for the three months ended December 31, 2007 is restated as follows (in millions).

	Three Months
	Ended
	December 31, 2007
	As Previously		As
	Reported	Restatements	Restated
	Successor		Successor

Net sales	$2,735	$—	$2,735

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,475	(1)	2,474
Selling, general and administrative expenses	99	—	99
Depreciation and amortization	105	3	108
Research and development expenses	11	—	11
Interest expense and amortization of debt issuance costs, net	47	—	47
Loss on change in fair value of derivative instruments, net	50	6	56
Restructuring charges, net	1	—	1
Equity in net (income) loss of non-consolidated affiliates	4	(1)	3
Other income, net	(12)	(5)	(17)

	2,780	2	2,782

Loss before income taxes and minority interests’ share	(45)	(2)	(47)
Income tax provision	4	22	26

Loss before minority interests’ share	(49)	(24)	(73)
Minority interests’ share	—	—	—

Net loss	(49)	(24)	(73)

Other comprehensive income:
Currency translation adjustment	36	—	36
Change in fair value of effective portion of hedges, net	1	—	1

Other comprehensive income before income tax effect	37	—	37
Income tax benefit related to items of other comprehensive income	(3)	—	(3)

Other comprehensive income, net of tax	40	—	40

Comprehensive loss	$(9)	$(24)	$(33)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Our condensed consolidated statement of operations and comprehensive loss for the period from May 16, 2007 through December 31, 2007 is restated as follows (in millions).

	May 16, 2007
	Through
	December 31, 2007
	As Previously		As
	Reported	Restatements	Restated
	Successor		Successor

Net sales	$7,103	$—	$7,103

Cost of goods sold (exclusive of depreciation and amortization shown below)	6,466	(1)	6,465
Selling, general and administrative expenses	229	—	229
Depreciation and amortization	260	4	264
Research and development expenses	34	—	34
Interest expense and amortization of debt issuance costs, net	128	—	128
Loss on change in fair value of derivative instruments, net	72	—	72
Restructuring charges, net	2	—	2
Equity in net (income) loss of non-consolidated affiliates	9	(25)	(16)
Other income, net	(9)	—	(9)

	7,191	(22)	7,169

Income (loss) before provision for taxes on loss and minority interests’ share	(88)	22	(66)
Income tax provision	4	69	73

Loss before minority interests’ share	(92)	(47)	(139)
Minority interests’ share	2	—	2

Net loss	(90)	(47)	(137)

Other comprehensive income:
Currency translation adjustment	50	—	50
Change in fair value of effective portion of hedges, net	5	—	5

Other comprehensive income before income tax effect	55	—	55
Income tax benefit related to items of other comprehensive income	(15)	—	(15)

Other comprehensive income, net of tax	70	—	70

Comprehensive loss	$(20)	$(47)	$(67)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Our condensed consolidated statement of cash flows for the period from May 16, 2007 through December 31, 2007 is restated as follows (in millions).

	May 16, 2007
	Through
	December 31, 2007
	As Previously		As
	Reported	Restatements	Restated
	Successor		Successor

OPERATING ACTIVITIES
Net loss	$(90)	$(47)	$(137)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	260	4	264
Loss on change in fair value of derivative instruments, net	72	—	72
Deferred income taxes	(46)	68	22
Amortization of debt issuance costs	8	—	8
Write-off and amortization of fair value adjustments, net	(156)	—	(156)
Provision for uncollectible accounts receivable	1	—	1
Equity in net (income) loss of non-consolidated affiliates	9	(25)	(16)
Minority interests’ share	(2)	—	(2)
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable
— third parties	76	—	76
— related parties	1	—	1
Inventories	190	—	190
Prepaid expenses and other current assets	(1)	—	(1)
Other long-term assets	(4)	—	(4)
Accounts payable
— third parties	(260)	—	(260)
— related parties	7	—	7
Accrued expenses and other current liabilities	(53)	—	(53)
Accrued postretirement benefits	2	(2)	—
Other long-term liabilities	17	—	17

Net cash provided by (used in) operating activities	31	(2)	29

INVESTING ACTIVITIES
Capital expenditures	(120)	—	(120)
Net proceeds from settlement of derivative instruments	56	—	56
Proceeds from sales of property, plant and equipment and business	4	—	4
Changes to investment in and advances to non-consolidated affiliates	5	—	5
Proceeds from related parties loans receivable, net	12	—	12

Net cash used in investing activities	(43)	—	(43)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	—	92
Proceeds from issuance of debt	1,100		1,100
Principal repayments	(1,005)	—	(1,005)
Short-term borrowings, net	(103)	—	(103)
Dividends — minority interests	(1)	—	(1)
Debt issuance costs	(37)	—	(37)

Net cash provided by financing activities	46	—	46

Net increase (decrease) in cash and cash equivalents	34	(2)	32
Effect of exchange rate changes on cash balances held in foreign currencies	(3)	—	(3)
Cash and cash equivalents at beginning of period	102	—	102

Cash and cash equivalents at end of period	$133	$(2)	$131

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

4.	Impairment of Goodwill and Investment in Affiliate

In accordance with FASB Statement No. 142, Goodwill and Intangible Assets (FASB 142), we evaluate the carrying value of goodwill for potential impairment annually during the fourth fiscal quarter of each year or on an interim basis if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying value. During the third fiscal quarter of 2009, we concluded that interim impairment testing was required due to the recent deterioration in the global economic environment and the resulting significant decrease in both the market capitalization of our parent company and the valuation of our publicly traded 7.25% Senior Notes.

We test consolidated goodwill for impairment using a fair value approach at the reporting unit level. We use our operating segments as our reporting units and perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit (operating segment) to its carrying amount. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of our step one analysis, our estimate of fair value for each reporting unit is based on a combination of (1) quoted market prices/relationships (the “market approach”), (2) discounted cash flows (the “income approach”) and (3) a stock price build-up approach (the “build-up approach”). Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit was based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimated demand in each geographic market and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Under the build-up approach, which is a variation of the market approach, we estimate the fair value of each reporting unit based on the estimated contribution of each of the reporting units to Hindalco’s total business enterprise value. The estimated fair value for each reporting unit is within the range of fair values yielded under each approach. The results of our step one test indicated a potential impairment.

Due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit, we have not finalized our evaluation as of the filing of this Quarterly Report on Form 10-Q for the third quarter of fiscal 2009. However, based upon the work performed to date, we have concluded that an impairment is probable and can be reasonably estimated. Accordingly, we have recorded a $1.3 billion charge representing our best estimate of the impairment of consolidated goodwill for the quarter ended December 31, 2008. We also evaluated the carrying value of our investment in Aluminium Norf GmbH for impairment. This resulted in an impairment charge of $160 million, which is reported in Equity in net (income) loss of non-consolidated affiliates on the condensed consolidated statement of operations.

The table below summarizes goodwill by reporting unit (in millions).

	March 31,		Other	December 31,
Reporting Unit	2008(A)	Impairments	Adjustments(B)	2008
	(Restated)
	Successor			Successor

North America	$1,149	$(860)	$(1)	$288
Europe	518	(330)	(5)	183
South America	263	(150)	—	113

	$1,930	$(1,340)	$(6)	$584

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

(A)	See Note 1 — Business and Summary of Significant Accounting Policies (“Reclassifications”) for discussion of goodwill balance reclassification at March 31, 2008.

(B)	Other adjustments include: (1) an adjustment in North America for final payment related to the transfer of pension plans in Canada for employees who elected to transfer their past service to Novelis during the quarter ended June 30, 2008 and (2) adjustments in Europe related to tax audits during the quarters ended September 30, 2008 and December 31, 2008.

We expect to finalize our goodwill impairment testing during the fourth quarter of fiscal 2009. Any adjustments to our estimates recorded in the third quarter as a result of completing this evaluation will be recorded in our financial statements for the quarter ended March 31, 2009.

5.	Inventories

We recorded charges of $34 million and $38 million related to the write down of aluminum inventory to the lower of cost or market for the three and nine months ended December 31, 2008, respectively. Inventories consist of the following (in millions).

	December 31, 2008	March 31, 2008
	Successor	Successor

Finished goods	$290	$381
Work in process	408	638
Raw materials	387	362
Supplies	88	75

	1,173	1,456
Allowances	(3)	(1)

Inventories	$1,170	$1,455

6.	Property, Plant and Equipment

Property, plant and equipment, net, consists of the following (in millions).

	December 31, 2008	March 31, 2008
		(Restated)
	Successor	Successor

Land and property rights	$224	$258
Buildings	751	826
Machinery and equipment	2,461	2,460

	3,436	3,544
Accumulated depreciation and amortization	(612)	(331)

	2,824	3,213
Construction in progress	96	144

Property, plant and equipment, net	$2,920	$3,357

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Total depreciation expense is shown in the table below (in millions). We capitalized no material amounts of interest on construction projects related to property, plant and equipment for the periods presented.

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Depreciation expense related to property, plant and equipment	$96	$97	$299	$239	$28

The components of amortization expense related to intangible assets are as follows (in millions):

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Total Amortization expense related to intangible assets	$16	$17	$46	$39	$—
Less: Amortization expense related to intangible assets included in Cost of goods sold(A)	(5)	(6)	(15)	(14)	—

Amortization expense related to intangible assets included in Depreciation and amortization	$11	$11	$31	$25	$—

(A)	Relates to amortization of favorable energy and other supply contracts.

7.	Restructuring Programs

The following table summarizes the activity in our restructuring reserves (in millions).

					Other Exit
	Severance Reserves				Related Reserves			Total
		North	Corporate			North		Restructuring
	Europe	America	and Other	Total	Europe	America	Total	Reserves

Successor:
Balance as of March 31, 2008	$4	$3	$—	$7	$16	$1	$17	$24
Provisions (recoveries), net	—	11	3	14	—	—	—	14
Cash payments	(1)	(3)	—	(4)	(4)	—	(4)	(8)
Other adjustments	(2)	2	—	—	(2)	—	(2)	(2)

Balance as of December 31, 2008	$1	$13	$3	$17	$10	$1	$11	$28

For the quarter ended December 31, 2008, we recorded $15 million severance charge related to voluntary and involuntary separation programs for salaried employees in North America and Corporate aimed at reducing staff levels.

8.	Consolidation of Variable Interest Entities

FASB Interpretation No. 46 (Revised) (FIN 46(R)) addresses the consolidation of business enterprises to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. FIN 46(R)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

requires a variable interest entity (VIE) to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (1) is obligated to absorb a majority of the expected losses from the VIE’s activities, (2) is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or (3) both, even if the company does not have clear voting control. Variable interests in a variable interest entity are contractual, ownership, or other interests in an entity that change with change in the fair value of the entity’s net assets exclusive of variable interests. In December 2008, the FASB issued FSP No. FIN 46(R)-8 which requires enhanced disclosures about interests in VIEs.

As of December 31, 2008, we have a variable interest in Logan Aluminum, Inc. (Logan) and consolidate the entity pursuant to FIN 46(R). All significant intercompany transactions and balances have been eliminated.

Logan Organization and Operations

In 1985, Alcan purchased an interest in Logan to provide tolling services jointly with ARCO Aluminum, Inc. (ARCO). Logan also produces approximately one-third of the can sheet utilized in the U.S. can sheet market. According to the joint venture agreements between Alcan and ARCO, Alcan owned 40 shares of Class A common stock and ARCO owned 60 shares of Class B common stock in Logan. Each share provides its holder with one vote, regardless of class. However, Class A shareholders have the right to select four directors, and Class B shareholders have the right to select three directors. Generally, a majority vote is required for the Logan board of directors to take action. In connection with our spin-off from Alcan in January 2005, Alcan transferred all of its rights and obligations under a joint venture agreement and subsequent ancillary agreements (collectively, the JV Agreements) to us. On May 24, 2007, ARCO filed a complaint against us regarding a perceived dispute over management and control of Logan following Hindalco’s acquisition of Novelis (see “ARCO Aluminum Complaint” in Note 19 — Commitments and Contingencies).

Logan processes metal received from Novelis and ARCO and charges the respective partner a fee to cover expenses. Logan has no equity and relies on the regular reimbursement of costs and expenses by Novelis and ARCO to fund its operations. This reimbursement is considered a variable interest as it constitutes a form of financing of the activities of Logan. Other than these contractually required reimbursements, we do not provide other additional support to Logan. We are obligated to absorb a majority of the risk of loss; however, Logan’s creditors do not have recourse to our general credit.

Primary Beneficiary

A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and non-controlling interests at fair value. Generally, the primary beneficiary is the reporting enterprise with a variable interest in the entity that is obligated to absorb the majority (greater than 50%) of the VIE’s expected loss.

In a 1989 restructuring program, Alcan acquired the right to use the excess capacity that existed on the hot mill at Logan. To utilize this excess capacity, in 1992 Alcan installed a cold mill that ARCO did not participate in. Subsequent to the installation of the cold mill, we gained the ability to take the majority share of production and costs, which qualifies Novelis as Logan’s primary beneficiary under FIN 46(R).

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Carrying Value

The following table summarizes the carrying value and classification of assets and liabilities on our condensed consolidated balance sheets owned by the Logan joint venture and consolidated under FIN 46(R). There are significant other assets used in the operations of Logan that are not part of the joint venture (in millions).

	December 31, 2008	March 31, 2008
	Successor	Successor

Current assets	$36	$35
Total assets	$63	$60
Current liabilities	$(26)	$(21)
Total liabilities	$(71)	$(57)
Net carrying value	$(8)	$3

9.	Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of December 31, 2008, and which we account for using the equity method. We have no material investments in affiliates that we account for using the cost method.

		Ownership
Affiliate Name	Ownership Structure	Percentage

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
MiniMRF LLC	Limited Liability Company	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminium Recyclage S.A.	Public Limited Company	20%

The following table summarizes the condensed results of operations of our equity method affiliates (on a 100% basis, in millions) on a historical basis of accounting. These results do not include the incremental depreciation and amortization expense that we record in our equity method accounting, which arises as a result of the amortization of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. These results also do not include the $160 million impairment charge to reduce the carrying value of our investment in Aluminium Norf GmbH. (See Note 4 — Impairment of Goodwill and Investment in Affiliate.)

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007

Net sales	$115	$161	$439	$384	$45
Costs, expenses and provisions for taxes on income	112	137	400	348	43

Net income	$3	$24	$39	$36	$2

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below summarizes our incremental depreciation and amortization expense on our equity method investments due to the Arrangement.

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Incremental depreciation and amortization expense	$12	$15	$38	$27	$—
Tax benefit(A)	(4)	(1)	(12)	(25)	—

Incremental depreciation and amortization expense, net	$8	$14	$26	$2	$—

(A)	The tax benefits for the three months ended December 31, 2007 and the period from May 16, 2007 through December 31, 2007 includes tax benefits associated with amortization and a statutory tax rate change recorded as part of our equity method accounting for these investments. There were no such statutory tax rate changes in the other periods noted in the table above.

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. We earned less than $1 million of interest income on a loan payable to us from Aluminium Norf GmbH during each of the periods presented in the table below. The following table describes the nature and amounts of significant transactions that we had with related parties (in millions).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Purchases of tolling services and electricity
Aluminium Norf GmbH(A)	$56	$77	$203	$182	$21
Consorcio Candonga(B)	2	4	15	9	1

Total purchases from related parties	$58	$81	$218	$191	$22

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We purchase electricity from Consorcio Candonga for our operations in South America.

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances.

	December 31, 2008	March 31, 2008
	Successor	Successor

Accounts receivable(A)	$22	$31
Other long-term receivables(A)	$25	$41
Accounts payable(B)	$51	$55

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

10.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following (in millions).

	December 31, 2008	March 31, 2008
	Successor	Successor

Accrued compensation and benefits	$97	$141
Accrued settlement of legal claim	—	39
Accrued interest payable	41	15
Accrued income taxes	39	37
Current portion of fair value of unfavorable sales contracts	208	242
Other current liabilities	212	230

Accrued expenses and other current liabilities	$597	$704

11.	Debt

Debt consists of the following (in millions).

	December 31, 2008					March 31, 2008
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value
				Successor			Successor

Novelis Inc.
7.25% Senior Notes, due February 2015	7.25%		$1,399	$61	$1,460	$1,399	$67	$1,466
Floating rate Term Loan facility, due July 2014(E)	3.44%		295	—	295	298	—	298
Novelis Corporation
Floating rate Term Loan facility, due July 2014(E)	3.44	%(C)	650	—	650	655	—	655
Novelis Switzerland S.A.
Capital lease obligation, due January 2020 (Swiss francs (CHF) 52 million)	7.50%		48	(3)	45	54	(4)	50
Capital lease obligation, due August 2011 (CHF 3 million)	2.49%		3	—	3	3	—	3
Novelis Korea Limited
Bank loan, due October 2010	5.44%		100	—	100	100	—	100
Bank loan, due May 2009 (Korean won (KRW) 10 billion)	7.47%		8	—	8	—	—	—
Bank loans, due September 2010 through June 2011 (KRW 400 million)	3.50	%(D)	—	—	—	1	—	1
Other
Other debt, due April 2009 through December 2012	1.08	%(D)	1	—	1	2	—	2

Total debt			2,504	58	2,562	2,512	63	2,575
Less: current portion			(22)	—	(22)	(15)	—	(15)

Long-term debt, net of current portion			$2,482	$58	$2,540	$2,497	$63	$2,560

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

(A)	Interest rates are as of December 31, 2008 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement.

(B)	Debt was recorded at fair value as a result of the Arrangement.

(C)	Excludes the effect of related interest rate swaps.

(D)	Weighted average interest rate.

(E)	On July 6, 2007, we entered into new senior secured credit facilities with a syndicate of lenders led by affiliates of UBS and ABN AMRO (New Senior Secured Credit Facilities) providing for aggregate borrowings of up to $1.76 billion. The New Senior Secured Credit Facilities consist of (1) a $960 million seven-year Term Loan facility (Term Loan facility) and (2) an $800 million five year multi-currency asset-based revolving credit line and letter of credit facility (ABL facility).

Due to the change in the market price of our 7.25% Senior Notes from 89.25% of par value as of March 31, 2008 to 57.5% of par value as of December 31, 2008, the estimated fair value of this debt has decreased $444 million to $805 million.

Interest Rate Swaps

During the three months ended December 31, 2007, we entered into interest rate swaps to fix the variable London Interbank Offered Rate (LIBOR) interest rate for up to $500 million of our floating rate Term Loan facility at effective weighted average interest rates and amounts as follows: (i) 4.0% on $500 million through March 31, 2009 and (ii) 4.0% on $400 million through March 31, 2010. An interest rate swap at an interest rate of 4.38% on $100 million of our Term Loan facility expired on September 30, 2008. We are still obligated to pay any applicable margin, as defined in our New Senior Secured Credit Facilities in addition to these interest rates.

In January 2009, we entered into two interest rate swaps to fix the variable LIBOR interest rate on an additional $300 million of our floating Term Loan facility at a rate of 1.49%, plus any applicable margin. These interest rate swaps are effective from March 31, 2009 through March 31, 2011.

As of December 31, 2008 approximately 75% of our debt was fixed rate and approximately 25% was variable rate.

Short-Term Borrowings and Lines of Credit

As of December 31, 2008, our short-term borrowings were $292 million consisting of (1) $235 million of short-term loans under our ABL facility, (2) an $11 million short-term loan in Italy, (3) a $24 million short-term loan in Korea and (4) $22 million in bank overdrafts. As of December 31, 2008, $35 million of our ABL facility was utilized for letters of credit and we had $323 million in remaining availability under this revolving credit facility before the covenant related restriction discussed below.

The New Senior Secured Credit Facilities include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of December 31, 2008, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under our ABL facility of $80 million.

As of December 31, 2008, we had an additional $176 million outstanding under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 4.15% and 4.12% as of December 31, 2008 and March 31, 2008, respectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Subsequent event

In February 2009, we entered into a credit facility of $100 million with a scheduled maturity date of January 15, 2015 on an unsecured basis from a company affiliated with the Aditya Birla group, and we have drawn down $75 million of this facility.

12.	Share-Based Compensation

Novelis Long-Term Incentive Plan

In June 2008, our board of directors authorized the Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) covering the performance period from April 1, 2008 through March 31, 2012. Under the 2009 LTIP, stock appreciation rights (SARs) are to be granted to certain of our executive officers and key employees. The SARs will vest at the rate of 25% per year (every June 19th) subject to performance criteria (see below), and expire seven years from the date the plan was authorized by the board. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant compared to the date of exercise, converted from Indian rupees to the participant’s payroll currency at the time of exercise. The amount of cash paid would be limited to (i) 2.5 times the target payout if exercised within one year of vesting or (ii) 3 times the target payout if exercised after one year of vesting. The SARs do not transfer any shareholder rights in Hindalco to a participant. SARs that do not vest as a result of failure to achieve a performance criterion will be cancelled. Generally, all vested SARs expire 90 days after termination of employment, except (1) in the case of death or disability, when any unvested SARs will vest immediately and expire within one year and (2) in the case of retirement, when, if retirement occurs more than one year from the grant date, the SARs would continue to vest and expire three years following retirement. All awards vest upon a change in control of the Company (as defined in the 2009 LTIP).

The performance criterion for vesting is based on the actual overall Novelis Operating Earnings before Interest, Depreciation, Amortization and Taxes (Operating EBITDA, as defined in the 2009 LTIP) compared to the target Operating EBITDA established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target Operating EBITDA, at which point 75% of the SARs for that period would vest, with an equal pro rata amount of SARs vesting through 100% achievement of the target. This performance condition has no impact on the fair value of the SARs.

On October 29, 2008, our board of directors approved an amendment to the 2009 LTIP. The design elements of the amended 2009 LTIP are largely unchanged from the original 2009 LTIP. However, the amended 2009 LTIP now specifies that (a) the plan shall be administered by the Compensation Committee of the Board of Directors, (b) all payments shall be made in cash upon exercise (less applicable withholdings), and (c) the Compensation Committee has the authority to make adjustments in the number and price of SARs covered by the plan in order to prevent dilution or enlargement of the rights of employees that would otherwise result from a change in the capital structure of the Company (e.g., dividends, stock splits, rights issuances, reorganizations, liquidation of assets, etc.).

On November 19, 2008, grants totaling 21,534,619 SARs at an exercise price of 60.50 Indian Rupees ($1.23 at the December 31, 2008 exchange rate) per SAR were made to our executive officers and key employees. There were no forfeitures during the three months ended December 31, 2008.

At December 31, 2008, for outstanding SARs, the average remaining contractual term is 6.5 years and the aggregate intrinsic value is zero as the market value of a share of Hindalco stock was less than the SAR exercise price. No SARs were exercisable at December 31, 2008.

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Black-Scholes valuation method. We used historical stock price volatility data of Hindalco on the Bombay Stock Exchange to

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

determine expected volatility assumptions. The annual expected dividend yield is based on Hindalco dividend payments of $0.04 (1.85 Indian Rupees) per annum. Risk-free interest rates are based on treasury yields in India, consistent with the expected remaining lives of the SARs. Because we do not have a sufficient history of SAR exercise or cancellation, we estimated the expected remaining life of the SARs based on an extension of the “simplified method” as prescribed by Staff Accounting Bulletin No. 107, Share-Based Payment.

The fair value of each SAR under the 2009 LTIP was estimated as of December 31, 2008 using the following assumptions:

Expected volatility	46.9 — 51.9%
Weighted average volatility	48.9%
Dividend yield	3.6%
Risk-free interest rate	5.3 — 5.4%
Expected life	3.5 — 5.0 years

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. As of December 31, 2008, management believes that the annual performance criterion for the 2009 fiscal year is unlikely to be met. Accordingly, no compensation expense for this performance period has been recorded in the three and nine months ended December 31, 2008. Additionally, since the performance criteria for the fiscal years 2010 to 2012 have not yet been established and therefore, no measurement periods have commenced, no expense has been recorded for those tranches in the three and nine month periods ended December 31, 2008.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met except for the 2009 performance period) is $3 million which is expected to be realized over a weighted average period of 3.5 years.

Recognition Awards

On September 25, 2006, we entered into Recognition Agreements and granted Recognition Awards to certain executive officers and other key employees (Executives) to retain and reward them for continued dedication towards corporate objectives. Under the terms of these agreements, Executives who remained continuously employed by us through the vesting dates of December 31, 2007 and 2008, were entitled to receive one-half of their total Recognition Awards on each vesting date. The number of Recognition Awards payable under the agreements varied by Executive. As a result of the Arrangement, all Recognition awards were payable in cash at a value of $44.93 per share upon vesting.

On December 31, 2007, one-half of the outstanding Recognition Awards vested and were settled for approximately $3 million in cash in January 2008. On December 31, 2008, the remaining outstanding Recognition Awards vested and were settled for approximately $2 million in cash in January 2009.

Share-Based Compensation Expense

As a result of our acquisition by Hindalco on May 15, 2007, all of our share-based compensation awards (except for our Recognition Awards) were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. Compensation expense resulting from the accelerated vesting of plan awards, totaling $45 million is included in Selling, general and administrative expenses in our condensed consolidated statement of operations for the period from April 1, 2007 through May 15, 2007. Compensation expense of $1 million was recognized during the period from May 16, 2007 through December 31, 2007.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

For each of the three and nine months ended December 31, 2008 and for the three months ended December 31, 2007, compensation expense related to share-based awards was less than $1 million.

13.	Postretirement Benefit Plans

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Pension Benefit Plans
Service cost	$11	$10	$32	$28	$6
Interest cost	16	12	46	30	6
Expected return on assets	(14)	(11)	(40)	(27)	(5)
Amortization — prior service cost	—	—	(1)	—	—
Curtailment/settlement losses	—	1	1	1	—

Net periodic benefit cost	$13	$12	$38	$32	$7

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Other Postretirement Benefit Plans
Service cost	$2	$1	$5	$3	$1
Interest cost	3	2	8	5	1
Amortization — actuarial losses	—	—	1	—	—
Curtailment/settlement losses	—	—	(2)	—	—

Net periodic benefit cost	$5	$3	$12	$8	$2

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

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Predecessor	Successor	Successor	Predecessor
Funded pension plans	$8	$10	$19	$25	$4
Unfunded pension plans	4	4	12	10	2
Savings and defined contribution pension plans	4	4	13	10	2

Total contributions	$16	$18	$44	$45	$8

During the remainder of fiscal 2009, we expect to contribute an additional $15 million to our funded pension plans, $5 million to our unfunded pension plans and $5 million to our savings and defined contribution plans. For the nine months ended December 31, 2008, actual returns for our worldwide funded pension plans were significantly below our expected rate of return of 6.9% due to adverse conditions in the equity markets. Continued actual returns below our expected rate may unfavorably impact the amount and timing of future contributions to funded plans.

14.	Currency (Gains) Losses

The following currency (gains) losses are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Net (gain) loss on change in fair value of currency derivative instruments(A)	$50	$23	$11	$5	$(10)
Net (gain) loss on remeasurement of monetary assets and liabilities(B)	17	(17)	73	(2)	4

	$67	$6	$84	$3	$(6)

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expenses, net.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets (net of tax effect and in millions).

		May 16,
	Nine Months	2007
	Ended	Through
	December 31, 2008	March 31, 2008
		(Restated)
	Successor	Successor

Cumulative currency translation adjustment at beginning of period	$59	$—
Effect of changes in exchange rates	(90)	59

Cumulative currency translation adjustment at end of period	$(31)	$59

15.	Financial Instruments and Commodity Contracts

In conducting our business, we use various derivative and non-derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures. Our ultimate gain or loss on these derivatives may differ from the amount recognized in the accompanying December 31, 2008 condensed consolidated balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is always linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

The current and noncurrent portions of derivative assets and the current portion of derivative liabilities are presented on the face of our accompanying condensed consolidated balance sheets. The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair values of our financial instruments and commodity contracts as of December 31, 2008 and March 31, 2008 are as follows (in millions):

	December 31, 2008
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)

Successor
Derivatives designated as hedging instruments:
Cross-currency swaps	$—	$—	$(1)	$(10)	$(11)
Interest rate swaps	—	—	(9)	(5)	(14)
Electricity swap	—	—	(3)	(7)	(10)

Total derivatives designated as hedging instruments	—	—	(13)	(22)	(35)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	31	2	(103)	(26)	(96)
Currency options	—	—	(4)	—	(4)
Cross-currency swaps	16	1	(19)	(1)	(3)
Interest rate currency swaps	(1)	26	—	—	25
Aluminum forward contracts	134	33	(754)	(7)	(594)
Aluminum options	—	9	(71)	—	(62)
Embedded derivative instruments	148	—	(18)	—	130
Heating oil swaps	—	—	(4)	—	(4)
Natural gas swaps	—	—	(10)	—	(10)

Total derivatives not designated as hedging instruments	328	71	(983)	(34)	(618)

Total derivative fair value	$328	$71	$(996)	$(56)	$(653)

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

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We have designated these as net investment hedges. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss). The ineffective portion of gain or loss on the derivative is included in (Gain) loss on change in fair value of derivative instruments, net.

The following table summarizes the amount of gain (loss) we recognized in Other comprehensive income (loss) related to our net investment hedge derivatives (in millions).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Cross-currency swaps	$50	$(5)	$170	$(33)	$(8)

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge against our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Other comprehensive income (loss) and reclassified into (Gain) loss on change in fair value of derivatives, net in our accompanying condensed consolidated statements of operations and comprehensive loss.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss) and reclassified into Interest expense and amortization of debt issuance costs, net in our accompanying condensed consolidated statements of operations and comprehensive loss.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will be de-designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in Accumulated other comprehensive income (loss) would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $2 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes (1) the amount of gain or (loss) recognized in Other comprehensive income (loss) (OCI), (2) the amount of gain or (loss) reclassified from Accumulated OCI into income and (3) the amount of gain or (loss) recognized in income (ineffective portion) related to our cash flow hedge derivatives (in millions).

Three Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from Accumulated		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008	2007
	Successor	Successor	Successor	Successor	Successor	Successor

Electricity swap	$(16)	$6	$2	$3	$2	$—
Interest rate swaps	$(9)	$(2)	$—	$—	$—	$—

Nine Month Comparison:

Amount of Gain or (Loss)
	Amount of Gain or (Loss)	Amount of Gain or (Loss)	Recognized in Income on
	Recognized in OCI on	Reclassified from Accumulated	Derivative (Ineffective Portion
	Derivative	OCI into Income	and Amount Excluded from
	(Effective Portion)	(Effective Portion)	Effectiveness Testing)
	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2008	2008
	Successor	Successor	Successor

Electricity swap	$(16)	$10	$2
Interest rate swaps	$2	$—	$—

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

					Amount of Gain or (Loss)
					Recognized in Income on
			Amount of Gain or (Loss)		Derivative
	Amount of Gain or (Loss)		Reclassified from Accumulated		(Ineffective Portion and Amount
	Recognized in OCI on		OCI into Income (Effective		Excluded from Effectiveness
	Derivative (Effective Portion)		Portion)		Testing)
	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007
	Through	Through	Through	Through	Through	Through
	December 31,	May 15,	December 31,	May 15,	December 31,	May 15,
	2007	2007	2007	2007	2007	2007
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Foreign exchange forward contracts	$—	$3	$—	$1	$—	$—
Electricity swap	$12	$4	$5	$—	$—	$—
Interest rate swaps	$(2)	$—	$—	$—	$—	$—

Derivative Instruments Not Designated as Hedges

We use foreign exchange forward contracts and cross currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain of our operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the LME price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America, and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME.

We have an embedded derivative which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

We use natural gas swaps to manage our exposure to fluctuating energy prices in North America.

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments under FASB 133. The change in fair value of these derivatives is included in (Gain) loss on change in fair value of derivative instruments, net in the condensed consolidated statement of operations and comprehensive loss.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table summarizes the gains (losses) recognized in current period earnings (in millions).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Derivative Instruments Not Designated as Hedges
Foreign exchange forward contracts	$21	$(24)	$28	$(12)	$11
Interest rate currency swaps	(82)	1	(58)	(1)	(1)
Currency options	(4)	—	(4)	—	—
Aluminum forward contracts	(415)	(54)	(606)	(88)	9
Aluminum options	(47)	—	(72)	1	—
Embedded derivative instruments	113	16	171	28	2
Heating oil swaps	(5)	—	(5)	—	—
Natural gas swaps	(7)	(1)	(16)	(4)	1
Cross currency swaps	17	3	25	(3)	(3)

Gain (loss) recognized	(409)	(59)	(537)	(79)	19
Derivative Instruments Designated as Cash Flow Hedges
Electricity swap	4	3	13	7	1

Gain (loss) on change in fair value of derivative instruments, net	$(405)	$(56)	$(524)	$(72)	$20

16.	Fair Value Measurements

FASB 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. Our adoption of FASB 157 on April 1, 2008 resulted in (1) a gain of less than $1 million, which is included in (Gain) loss on change in fair value of derivative instruments, net in our condensed consolidated statement of operations, (2) a $1 million decrease to the fair value of effective portion of hedges, net included in Accumulated other comprehensive income (loss) and (3) a $35 million increase to the foreign currency translation adjustment included in Accumulated other comprehensive income (loss) during the three months ended June 30, 2008. These adjustments are primarily due to the inclusion of nonperformance risk (i.e., credit spreads) in our valuation models related to certain of our cross-currency swap derivative instruments (see Note 15 — Financial Instruments and Commodity Contracts).

FASB 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. FASB 157 will be the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in FASB 13, for purposes of lease classification or measurement. FASB 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB 157 are described as follows:

Level 1 — Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that we have the ability to access at the measurement date;

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 — Unobservable inputs for which there is little or no market data, which require us to develop our own assumptions based on the best information available as what market participants would use in pricing the asset or liability.

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

FASB 157 requires that for Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk).

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2008 (in millions).

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Successor:

Assets — Derivative instruments	$—	$399	$—	$399
Liabilities — Derivative instruments	$—	$(1,022)	$(30)	$(1,052)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts (primarily energy-related and certain foreign currency forward contracts) in which at least one significant unobservable input is used in the valuation model. We incurred $20 million of unrealized losses related to Level 3 financial instruments that were still held as of December 31, 2008. These unrealized losses are

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

included in (Gain) loss on change in fair value of derivative instruments, net. The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)
Successor:

Balance as of April 1, 2008	$11
Net realized/unrealized (losses) included in earnings(B)	(3)
Net realized/unrealized (losses) included in Other Comprehensive Income (Loss)(C)	(36)
Net purchases, issuances and settlements	(3)
Net transfers in and/or (out) of Level 3	1

Balance as of December 31, 2008	$(30)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.

17.	Other (Income) Expenses, net

Other (income) expenses, net is comprised of the following (in millions).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
		Successor		Successor
	Successor		Successor		Predecessor
Exchange (gains) losses, net	$17	$(17)	$73	$(2)	$4
Gain on reversal of accrued legal claim(A)	—	—	(26)	—	—
Gain on partial reversal of accrued social contribution tax	—	—	—	(14)	—
Other, net	3	—	6	7	(1)

Other (income) expenses, net	$20	$(17)	$53	$(9)	$3

(A)	On September 4, 2008, Novelis, our insurers, and Alcan entered into a settlement agreement to resolve the insurance coverage dispute related to the Reynolds boat case. Pursuant to that settlement agreement, we paid approximately $13 million to our insurers on September 8, 2008 and recognized a non-cash pre-tax gain of $26 million upon the reversal of our previously recorded $39 million liability. Our insurers returned our letter of credit that had been on deposit pending the outcome of settlement discussions.

18.	Income Taxes

The Income tax provision (benefit) for the three and nine months ended December 31, 2008 was based on the estimated effective tax rates applicable for the fiscal year ending March 31, 2009, after considering items specifically related to the interim period. The Income tax provision (benefit) for the periods from May 16, 2007 through December 31, 2007 (as restated) and April 1, 2007 through May 15, 2007 were based on the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

estimated effective tax rates applicable for the year ended March 31, 2008, after considering items specifically related to the interim periods.

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
Pre-tax loss before equity in net (income) loss of non-consolidated affiliates and minority interests’ share	$(1,862)	$(44)	$(2,072)	$(82)	$(95)

Canadian statutory tax rate	31%	33%	31%	33%	33%

Provision (benefit) at the Canadian statutory rate	(577)	(15)	(642)	(27)	(31)
Increase (decrease) for taxes on income (loss) resulting from:
Non-deductible goodwill impairment	415	—	415	—	—
Exchange translation items	(64)	12	(77)	61	23
Exchange remeasurement of deferred income taxes	(30)	18	(51)	25	3
Change in valuation allowances	23	14	41	54	13
Expense (income) items not subject to tax	22	—	28	(19)	(9)
Enacted statutory tax rate changes	1	(17)	3	(42)	—
Tax rate differences on foreign earnings	11	11	(57)	11	2
Uncertain tax positions	1	—	2	—	—
Other, net	(1)	3	5	10	3

Income tax provision (benefit)	$(199)	$26	$(333)	$73	$4

Effective tax rate	11%	(59)%	16%	(89)%	(4)%

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses; (4) items of expense (income) that are not subject to tax; (5) differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings and (6) non-deductible impairment of goodwill.

As of December 31, 2008, we had a net deferred tax liability of $242 million, including deferred tax assets of approximately $378 million for net operating loss and tax credit carryforwards. The carryforwards begin expiring between now and the year 2028 with some amounts being carried forward indefinitely. As of December 31, 2008, valuation allowances of $120 million had been recorded against net operating loss carryforwards and tax credit carryforwards, where it appeared more likely than not that such benefits will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the tax attribute carryforwards.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.

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

During the three months ended December 31, 2008, our unrecognized tax benefits decreased $1 million as a result of foreign exchange translation. Our reserves for uncertain tax positions totaled $53 million and $61 million as of December 31, 2008 and March 31, 2008, respectively. As of December 31, 2008 and March 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates was $47 million in both periods.

Tax authorities are currently examining certain of our prior years’ tax returns for 2004-2007. We are evaluating potential adjustments related to these examinations and do not anticipate that settlement of the examinations will result in a material payment.

During the nine month period ended December 31, 2008, taxing authorities in Germany concluded their audit of the tax years 1999-2003. As a result of this settlement, we reduced our unrecognized tax benefits by $10 million, including cash payments to taxing authorities of $6 million and a reduction to Goodwill of $4 million.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $10 million decrease in unrecognized tax benefits by March 31, 2009 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties since January 2007.

With the exception of the ongoing tax examinations described above, we are not currently under examination by any income tax authorities for years before 2004. With few exceptions, our tax returns for all tax years before 2003 are no longer subject to examination by taxing authorities.

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our income tax provision. As of December 31, 2008 and March 31, 2008, we had $11 million and $14 million (as restated) accrued for potential interest on income taxes, respectively. For the three and nine months ended December 31, 2008, our income tax provision included an additional charge of $1 and $2 million of potential interest, respectively, which was offset in its entirety by current period foreign exchange movement. For the three months ended December 31, 2007 and the periods from May 16, 2007 through December 31, 2007 and from April 1, 2007 through May 15, 2007, our income tax provision included a reduction of less than $1 million, charges for an additional $2 million, and $1 million of potential interest, respectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

19.	Commitments and Contingencies

Primary Supplier

Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined metal purchases.

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Purchases from Alcan as a percentage of total metal purchases in kt(A)	40%	33%	36%	35%	34%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

Legal Proceedings

Coca-Cola Lawsuits.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in Georgia state court. CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the “most favored nations” provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has filed its answer and the parties are proceeding with discovery.

ARCO Aluminum Complaint.  On May 24, 2007, ARCO filed a complaint against Novelis Corporation and Novelis Inc. in the United States District Court for the Western District of Kentucky. ARCO and Novelis are partners in a joint venture rolling mill located in Logan, Kentucky. In the complaint, ARCO seeks to resolve a perceived dispute over management and control of the joint venture following Hindalco’s acquisition of Novelis.

ARCO alleges that its consent was required in connection with Hindalco’s acquisition of Novelis. Failure to obtain consent, ARCO alleges, has put us in default of the joint venture agreements, thereby triggering certain provisions in those agreements. The provisions include a reversion of the production management at the joint venture to Logan from Novelis, and a reduction of the board of directors of the entity that manages the joint venture from seven members (four appointed by Novelis and three appointed by ARCO) to six members (three appointed by each of Novelis and ARCO).

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

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the JV Agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

further discovery), along with a demand for a jury. On February 14, 2008, the judge issued an order granting our motion to hold ARCO’s summary judgment motion in abeyance. Pursuant to this ruling, management and the board of the joint venture are conducting their activities as normal.

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

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of December 31, 2008 will be approximately $38 million. Of this amount, $20 million is included in Other long-term liabilities, with the remaining $18 million included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of December 31, 2008. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

Prior to the execution of the Novelis Corporation consent decree, the EPA entered into consent decrees with the other Butler Tunnel PRPs to finance and construct the early warning and response system. On October 30, 2008, the trustee for the PRPs provided a detailed analysis of the past and future costs associated with the implementation of the early warning system and advised us of their intention to file a contribution action against us. Given the success of these types of civil claims in environmental cases and our prior adverse court rulings, we have recognized a liability for $2 million included in our condensed consolidated balance sheet as of December 31, 2008, reflecting our portion of the previous and remaining costs to complete the early warning and response system.

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of December 31, 2008 and March 31, 2008, we had cash deposits aggregating approximately $29 million and $36 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Minister of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $6 million to $82 million as of December 31, 2008. In total, these reserves approximate $98 million and $111 million as of December 31, 2008 and March 31, 2008, respectively, and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheets.

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

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including certain of our wholly-owned subsidiaries and Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FIN 46(R).

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table discloses information about our obligations under guarantees of indebtedness of others as of December 31, 2008 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of December 31, 2008.

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$51	$25
Aluminium Norf GmbH	$14	$—

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Selected Segment Financial Information

					Adjustment to
					Eliminate
	North			South	Proportional	Corporate
Total Assets	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

December 31, 2008	$3,156	$3,135	$934	$1,289	$(194)	$51	$8,371
March 31, 2008 (Restated)	$3,957	$4,355	$1,080	$1,485	$(199)	$59	$10,737

Comparison of Three Month Data:

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended December 31, 2008	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$898	$729	$344	$205	$—	$—	$2,176
Intersegment sales	—	4	—	—	—	(4)	—
Segment income	1	48	55	34	—	—	138
Depreciation and amortization	41	54	12	17	(18)	1	107
Capital expenditures	13	21	5	6	(8)	—	37

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended December 31, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$995	$1,010	$483	$247	$—	$—	$2,735
Intersegment sales	5	1	3	—	—	(9)	—
Segment income (Restated)	82	44	11	34	—	—	171
Depreciation and amortization (Restated)	37	58	13	22	(23)	1	108
Capital expenditures	13	35	11	8	(5)	1	63

Comparison of Nine Month Data:

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Nine Months Ended December 31, 2008	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$3,090	$3,039	$1,311	$800	$(2)	$—	$8,238
Intersegment sales	2	9	1	—	—	(12)	—
Segment income	45	221	83	129	—	—	478
Depreciation and amortization	124	171	40	53	(60)	2	330
Capital expenditures	30	57	16	21	(18)	1	107

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
May 16, 2007 Through December 31, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales (to third parties)	$2,619	$2,695	$1,167	$622	$—	$—	$7,103
Intersegment sales	8	2	10	27	—	(47)	—
Segment income (Restated)	194	155	27	102	—	—	478
Depreciation and amortization (Restated)	98	130	37	44	(46)	1	264
Capital expenditures	26	63	21	18	(11)	3	120

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
April 1, 2007 Through May 15, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales (to third parties)	$446	$510	$216	$109	$—	$—	$1,281
Intersegment sales	—	—	1	7	—	(8)	—
Segment income (loss)	(24)	32	6	18	—	—	32
Depreciation and amortization	7	11	7	5	(3)	1	28
Capital expenditures	4	8	4	3	(3)	1	17

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table shows the reconciliation from Total Segment income to Net loss (in millions).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Predecessor	Successor	Successor	Predecessor
Total Segment income	$138	$171	$478	$478	$32
Interest expense and amortization of debt issuance costs, net	(44)	(47)	(125)	(128)	(26)
Unrealized gains (losses) on change in fair value of derivative instruments, net(A)	(472)	(24)	(672)	(126)	5
Realized gains (losses) on corporate derivative instruments, net	4	2	4	40	(3)
Depreciation and amortization	(107)	(108)	(330)	(264)	(28)
Impairment of goodwill	(1,340)	—	(1,340)	—	—
Impairment charges on long-lived assets	—	—	(1)	—	—
Minority interests’ share	9	—	7	2	1
Adjustment to eliminate proportional consolidation(B)	(174)	(15)	(210)	(17)	(7)
Restructuring (charges) recoveries, net	(15)	(1)	(14)	(2)	(1)
Gain (loss) on sales of property, plant and equipment and businesses, net	(1)	—	1	—	—
Corporate selling, general and administrative expenses	(12)	(18)	(42)	(42)	(35)
Other costs, net(C)	(5)	(7)	13	(5)	1
Sale transaction fees	—	—	—	—	(32)
Income tax (provision) benefit	199	(26)	333	(73)	(4)

Net loss	$(1,820)	$(73)	$(1,898)	$(137)	$(97)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments, net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments, net on our condensed consolidated statements of operations.

(B)	Our financial information for our segments (including Segment income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment income to Net income (loss), the proportional Segment income of these non-consolidated affiliates is removed from Total Segment income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

(C)	Other costs, net includes a $26 million gain on the reversal of a legal accrual for the Reynolds Boat Case during the nine months ended December 31, 2008. See Note 17 — Other (Income) Expenses, net.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
		(Restated)		(Restated)
	Successor	Successor	Successor	Successor	Predecessor
(Gains) losses on change in fair value of derivative instruments, net:
Realized (gains) losses included in Segment income	$(63)	$34	$(144)	$(14)	$(18)
Realized (gains) losses on corporate derivative instruments	(4)	(2)	(4)	(40)	3
Unrealized losses	472	24	672	126	(5)

(Gains) losses on change in fair value of derivative instruments, net	$405	$56	$524	$72	$(20)

Information about Major Customers

All of our operating segments had Net sales to Rexam Plc (Rexam), our largest customer. The table below shows our net sales to Rexam as a percentage of total Net sales.

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Net sales to Rexam as a percentage of total net sales	16.7%	15.6%	16.4%	14.7%	13.5%

21.	Supplemental Guarantor Information

In connection with the issuance of our 7.25% Senior Notes, certain of our wholly-owned subsidiaries provided guarantees of the 7.25% Senior Notes. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S., the U.K., Brazil and Switzerland, as well as certain businesses in Germany. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the 7.25% Senior Notes.

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

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	Three Months Ended December 31, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$254	$1,751	$601	$(430)	$2,176

Cost of goods sold (exclusive of depreciation and amortization shown below)	252	1,648	553	(430)	2,023
Selling, general and administrative expenses	(8)	66	15	—	73
Depreciation and amortization	6	80	21	—	107
Research and development expenses	8	2	1	—	11
Interest expense and amortization of debt issuance costs, net	9	31	4	—	44
(Gain) loss on change in fair value of derivative instruments, net	1	355	49	—	405
Impairment of goodwill	—	1,340	—	—	1,340
Restructuring charges, net	5	9	1	—	15
Equity in net (income) loss of affiliates	1,811	166	—	(1,811)	166
Other (income) expenses, net	11	(17)	26	—	20

	2,095	3,680	670	(2,241)	4,204

Income (loss) before income taxes and minority interests’ share	(1,841)	(1,929)	(69)	1,811	(2,028)
Income tax provision (benefit)	(21)	(170)	(8)	—	(199)

Income (loss) before minority interests’ share	(1,820)	(1,759)	(61)	1,811	(1,829)
Minority interests’ share	—	—	9	—	9

Net income (loss)	$(1,820)	$(1,759)	$(52)	$1,811	$(1,820)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	Three Months Ended December 31, 2007 (Successor)
			Non-
Restated	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$334	$2,211	$783	$(593)	$2,735

Cost of goods sold (exclusive of depreciation and amortization shown below)	337	1,993	737	(593)	2,474
Selling, general and administrative expenses	20	61	18	—	99
Depreciation and amortization	6	93	9	—	108
Research and development expenses	9	6	(4)	—	11
Interest expense and amortization of debt issuance costs, net	8	32	7	—	47
(Gain) loss on change in fair value of derivative instruments, net	(8)	56	8	—	56
Restructuring charges, net	—	1	—	—	1
Equity in net (income) loss of affiliates	46	3	—	(46)	3
Other (income) expenses, net	(12)	(15)	10	—	(17)

	406	2,230	785	(639)	2,782

Income (loss) before income taxes and minority interests’ share	(72)	(19)	(2)	46	(47)
Income tax provision (benefit)	1	24	1	—	26

Income (loss) before minority interests’ share	(73)	(43)	(3)	46	(73)
Minority interests’ share	—	—	—	—	—

Net income (loss)	$(73)	$(43)	$(3)	$46	$(73)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	Nine Months Ended December 31, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,038	$6,815	$2,204	$(1,819)	$8,238

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,023	6,389	2,052	(1,819)	7,645
Selling, general and administrative expenses	(2)	190	58	—	246
Depreciation and amortization	18	246	66	—	330
Research and development expenses	23	8	2	—	33
Interest expense and amortization of debt issuance costs, net	23	91	11	—	125
(Gain) loss on change in fair value of derivative instruments, net	4	490	30	—	524
Impairment of goodwill	—	1,340	—	—	1,340
Restructuring charges, net	5	8	1	—	14
Equity in net (income) loss of affiliates	1,860	166	—	(1,860)	166
Other (income) expenses, net	1	(25)	77	—	53

	2,955	8,903	2,297	(3,679)	10,476

Income (loss) before income taxes and minority interests’ share	(1,917)	(2,088)	(93)	1,860	(2,238)
Income tax provision (benefit)	(19)	(302)	(12)	—	(333)

Income (loss) before minority interests’ share	(1,898)	(1,786)	(81)	1,860	(1,905)
Minority interests’ share	—	—	7	—	7

Net income (loss)	$(1,898)	$(1,786)	$(74)	$1,860	$(1,898)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	May 16, 2007 Through December 31, 2007 (Successor)
			Non-
Restated	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$948	$5,898	$1,938	$(1,681)	$7,103

Cost of goods sold (exclusive of depreciation and amortization shown below)	949	5,361	1,836	(1,681)	6,465
Selling, general and administrative expenses	33	148	48	—	229
Depreciation and amortization	14	206	44	—	264
Research and development expenses	18	15	1	—	34
Interest expense and amortization of debt issuance costs, net	26	87	15	—	128
(Gain) loss on change in fair value of derivative instruments, net	(20)	73	19	—	72
Restructuring charges, net	—	2	—	—	2
Equity in net (income) loss of affiliates	62	(16)	—	(62)	(16)
Other (income) expenses, net	(24)	5	10	—	(9)

	1,058	5,881	1,973	(1,743)	7,169

Income (loss) before income taxes and minority interests’ share	(110)	17	(35)	62	(66)
Income tax provision (benefit)	27	44	2	—	73

Income (loss) before minority interests’ share	(137)	(27)	(37)	62	(139)
Minority interests’ share	—	—	2	—	2

Net income (loss)	$(137)	$(27)	$(35)	$62	$(137)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Operations
(In millions)

	April 1, 2007 Through May 15, 2007 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$129	$1,020	$359	$(227)	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	131	961	340	(227)	1,205
Selling, general and administrative expenses	29	51	15	—	95
Depreciation and amortization	2	18	8	—	28
Research and development expenses	5	1	—	—	6
Interest expense and amortization of debt issuance costs, net	3	20	3	—	26
(Gain) loss on change in fair value of derivative instruments, net	(2)	(19)	1	—	(20)
Restructuring charges, net	—	1	—	—	1
Equity in net (income) loss of non-affiliates	29	(1)	—	(29)	(1)
Sale transaction fees	32	—	—	—	32
Other (income) expenses, net	(3)	8	(2)	—	3

	226	1,040	365	(256)	1,375

Income (loss) before income taxes and minority interests’ share	(97)	(20)	(6)	29	(94)
Income tax provision (benefit)	—	3	1	—	4

Income (loss) before minority interests’ share	(97)	(23)	(7)	29	(98)
Minority interests’ share	—	—	1	—	1

Net income (loss)	$(97)	$(23)	$(6)	$29	$(97)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(In millions)

	December 31, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$3	$90	$83	$—	$176
Accounts receivable, net of allowances
— third parties	21	709	339	—	1,069
— related parties	600	193	31	(802)	22
Inventories	44	762	364	—	1,170
Prepaid expenses and other current assets	5	54	14	—	73
Current portion of fair value of derivative instruments	—	327	42	(41)	328
Deferred income tax assets	—	253	21	—	274

Total current assets	673	2,388	894	(843)	3,112
Property, plant and equipment, net	167	2,222	531	—	2,920
Goodwill	—	578	6	—	584
Intangible assets, net	—	816	—	—	816
Investments	1,599	751	1	(1,599)	752
Fair value of derivative instruments, net of current portion	—	49	25	(3)	71
Deferred income tax assets	2	—	2	—	4
Other long-term assets	1,067	82	7	(1,044)	112

Total assets	$3,508	$6,886	$1,466	$(3,489)	$8,371

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$11	$8	$—	$22
Short-term borrowings
— third parties	—	235	57	—	292
— related parties	9	531	17	(557)	—
Accounts payable
— third parties	40	526	404	—	970
— related parties	45	143	106	(243)	51
Current portion of fair value of derivative instruments	5	879	153	(41)	996
Accrued expenses and other current liabilities	71	438	91	(3)	597
Deferred income tax liabilities	—	—	—	—	—

Total current liabilities	173	2,763	836	(844)	2,928
Long-term debt, net of current portion
— third parties	1,752	687	101	—	2,540
— related parties	—	1,014	30	(1,044)	—
Deferred income tax liabilities	—	514	6	—	520
Accrued postretirement benefits	21	288	123	—	432
Other long-term liabilities	52	267	19	(3)	335

	1,998	5,533	1,115	(1,891)	6,755

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	106	—	106

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(1,918)	1,407	343	(1,750)	(1,918)
Accumulated other comprehensive income (loss)	(69)	(54)	(98)	152	(69)

Total shareholder’s equity	1,510	1,353	245	(1,598)	1,510

Total liabilities and shareholder’s equity	$3,508	$6,886	$1,466	$(3,489)	$8,371

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Balance Sheet
(In millions)

	March 31, 2008 (Successor)
			Non-
Restated	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$12	$177	$137	$—	$326
Accounts receivable, net of allowances
— third parties	38	819	391	—	1,248
— related parties	519	288	34	(810)	31
Inventories	58	992	405	—	1,455
Prepaid expenses and other current assets	4	34	20	—	58
Current portion of fair value of derivative instruments	—	187	29	(13)	203
Deferred income tax assets	—	121	4	—	125

Total current assets	631	2,618	1,020	(823)	3,446
Property, plant and equipment, net	178	2,455	724	—	3,357
Goodwill	—	1,741	189	—	1,930
Intangible assets, net	—	888	—	—	888
Investments	3,629	945	1	(3,629)	946
Fair value of derivative instruments, net of current portion	—	18	3	—	21
Deferred income tax assets	4	—	2	—	6
Other long-term assets	1,329	159	135	(1,480)	143

Total assets	$5,771	$8,824	$2,074	$(5,932)	$10,737

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$11	$1	$—	$15
Short-term borrowings
— third parties	—	70	45	—	115
— related parties	5	370	25	(400)	—
Accounts payable
— third parties	84	925	573	—	1,582
— related parties	109	234	88	(376)	55
Current portion of fair value of derivative instruments	—	146	15	(13)	148
Accrued expenses and other current liabilities	40	555	113	(4)	704
Deferred income tax liabilities	—	39	—	—	39

Total current liabilities	241	2,350	860	(793)	2,658
Long-term debt, net of current portion
— third parties	1,761	698	101	—	2,560
— related parties	—	1,206	304	(1,510)	—
Deferred income tax liabilities	1	733	20	—	754
Accrued postretirement benefits	23	297	101	—	421
Other long-term liabilities	222	431	19	—	672

	2,248	5,715	1,405	(2,303)	7,065

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	149	—	149

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(20)	3,075	564	(3,639)	(20)
Accumulated other comprehensive income (loss)	46	34	(44)	10	46

Total shareholder’s equity	3,523	3,109	520	(3,629)	3,523

Total liabilities and shareholder’s equity	$5,771	$8,824	$2,074	$(5,932)	$10,737

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(In millions)

	Nine Months Ended December 31, 2008 (Successor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(12)	$(408)	$146	$(160)	$(434)

INVESTING ACTIVITIES
Capital expenditures	(5)	(74)	(28)	—	(107)
Proceeds from sales of property, plant and equipment	2	1	1	—	4
Changes to investment in and advances to non-consolidated affiliates	—	17	—	—	17
Proceeds from loans receivable, net — related parties	—	18	—	—	18
Net proceeds from settlement of derivative instruments	4	104	72	—	180

Net cash provided by (used in) investing activities	1	66	45	—	112

FINANCING ACTIVITIES
Proceeds from issuance of new debt	—	—	8	—	8
Principal repayments
— third parties	(2)	(8)	(1)	—	(11)
— related parties	—	(89)	(243)	332	—
Short-term borrowings, net
— third parties	—	180	13	—	193
— related parties	4	174	(6)	(172)	—
Dividends — minority interests	—	—	(5)	—	(5)

Net cash provided by (used in) financing activities	2	257	(234)	160	185

Net increase (decrease) in cash and cash equivalents	(9)	(85)	(43)	—	(137)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(2)	(11)	—	(13)
Cash and cash equivalents at beginning of period	12	177	137	—	326

Cash and cash equivalents at end of period	$3	$90	$83	$—	$176

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(In millions)

	May 16, 2007 Through December 31, 2007 (Successor)
			Non-
Restated	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$200	$(144)	$(27)	$—	$29

INVESTING ACTIVITIES
Capital expenditures	(6)	(90)	(24)	—	(120)
Proceeds from sales of assets	—	3	1	—	4
Changes to investment in and advances to non-consolidated affiliates	(40)	5	—	40	5
Proceeds from loans receivable, net — related parties	—	12	—	—	12
Net proceeds from settlement of derivative instruments	13	26	17	—	56

Net cash provided by (used in) investing activities	(33)	(44)	(6)	40	(43)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	40	—	(40)	92
Proceeds from issuance of debt	300	660	140	—	1,100
Principal repayments	(263)	(602)	(140)	—	(1,005)
Short-term borrowings, net
— third parties	(37)	(84)	18	—	(103)
— related parties	(227)	195	32	—	—
Dividends — minority interests	—	—	(1)	—	(1)
Debt issuance costs	(37)	—	—	—	(37)

Net cash provided by (used in) financing activities	(172)	209	49	(40)	46

Net increase in cash and cash equivalents	(5)	21	16	—	32
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	(3)	—	(3)
Cash and cash equivalents at beginning of period	$8	$74	$20	$—	$102

Cash and cash equivalents at end of period	$3	$95	$33	$—	$131

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (unaudited) — (Continued)

Novelis Inc.

Condensed Consolidating Statement of Cash Flows
(In millions)

	April 1, 2007 Through May 15, 2007 (Predecessor)
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(21)	$(181)	$(28)	$—	$(230)
INVESTING ACTIVITIES
Capital expenditures	(1)	(10)	(6)	—	(17)
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Net proceeds from settlement of derivative instruments	(5)	23	—	—	18

Net cash provided by (used in) investing activities	(6)	14	(6)	—	2

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	150	—	—	150
Principal repayments	—	(1)	—	—	(1)
Short-term borrowings, net
— third parties	45	9	6	—	60
— related parties	(15)	11	4	—	—
Dividends — minority interests	—	—	(7)	—	(7)
Debt issuance costs	(2)	—	—	—	(2)
Proceeds from the exercise of stock options	1	—	—	—	1

Net cash provided by (used in) financing activities	29	169	3	—	201

Net increase (decrease) in cash and cash equivalents	2	2	(31)	—	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	—	—	1
Cash and cash equivalents at beginning of period	6	71	51	—	128

Cash and cash equivalents at end of period	$8	$74	$20	$—	$102

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of December 31, 2008, we had operations on four continents: North America; South America; Asia and Europe, through 32 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

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

BASIS OF PRESENTATION

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

As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements, the Arrangement was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances. Accordingly, in the accompanying condensed consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with FASB Statement No. 141, Business Combinations (FASB 141). Due to the impact of push down accounting, the Company’s condensed consolidated financial statements and certain note presentations separate the Company’s presentation into two distinct periods to indicate the application of two different bases of accounting between the periods presented:

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

Combined Financial Results of the Predecessor and Successor

For purposes of management’s discussion and analysis of the results of operations in this Form 10-Q, we combined the results of operations for the period ended May 15, 2007 of the Predecessor with the period ended December 31, 2007 of the Successor. We believe the combined results of operations for the nine months ended December 31, 2007 provide management and investors with a more meaningful perspective on Novelis’ financial and operational performance than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing our sources and uses of cash for the nine months ended December 31, 2007.

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

	May 16, 2007	April 1, 2007	Nine Months
	Through	Through	Ended
	December 31, 2007	May 15, 2007	December 31, 2007
	Successor	Predecessor	Combined
Shipments (kt)(A):
Rolled products(B)	1,886	348	2,234
Ingot products(C)	107	15	122

Total shipments	1,993	363	2,356

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil, foundry products in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum.

	May 16, 2007	April 1, 2007	Nine Months
	Through	Through	Ended
	December 31, 2007	May 15, 2007	December 31, 2007
	(Restated)
	Successor	Predecessor	Combined
Results of Operations (in millions)
Net sales	$7,103	$1,281	$8,384

Cost of goods sold (exclusive of depreciation and amortization shown below)	6,465	1,205	7,670
Selling, general and administrative expenses	229	95	324
Depreciation and amortization	264	28	292
Research and development expenses	34	6	40
Interest expense and amortization of debt issuance cost, net	128	26	154
(Gain) loss on change in fair value of derivative instruments, net	72	(20)	52
Restructuring charges, net	2	1	3
Equity in net (income) loss of non-consolidated affiliates	(16)	(1)	(17)
Sale transaction fees	—	32	32
Other (income) expenses, net	(9)	3	(6)

	7,169	1,375	8,544

Income (loss) before provision for taxes on income (loss) and minority interests’ share	(66)	(94)	(160)
Income tax provision	73	4	77

Loss before minority interests’ share	(139)	(98)	(237)
Minority interests’ share	2	1	3

Net loss	$(137)	$(97)	$(234)

Restatement

As discussed in Note 3 — Restatement of Financial Statements in the accompanying unaudited condensed consolidated financial statements, we restated our consolidated balance sheet as of March 31, 2008 and our consolidated statements of operations and comprehensive income (loss) and of cash flows for the period from May 16, 2007 through December 31, 2007 to correct non-cash accounting errors in our application of purchase accounting for an equity method investment which led to a misstatement of our provision for income taxes during the period we were finalizing our purchase accounting. We also corrected other miscellaneous adjustments that were deemed to be not material by management, either individually or in the aggregate. These adjustments do not have an impact on our compliance with the financial covenants under our 7.25% Senior Notes or under our New Senior Secured Credit Facilities (see Note 11 — Debt to our accompanying condensed consolidated financial statements). The unaudited interim financial statements for the period from May 15, 2007 through December 31, 2007, used herein, have been restated.

HIGHLIGHTS

Significant factors that impacted our business for the three and nine months ended December 31, 2008 and 2007 are presented briefly below. Each is discussed in further detail throughout the MD&A and Segment Review.

•	We reported a net loss of $1.8 billion for the third quarter of fiscal year 2009, which includes non-cash impairment charges of $1.5 billion and unrealized losses on derivatives instruments of $472 million, compared to a loss of $73 million for the corresponding period in fiscal 2008. For the nine months ended December 31, 2008, our net loss was $1.9 billion, as compared to $234 million in the comparative period for fiscal 2008.

•	Shipments of flat rolled products decreased 13% in the current quarter to 633 kilotonnes (kt) from 730 kt in the prior year period. Shipments to automotive, construction and industrial companies were significantly impacted by the economic downturn in those industries, while can sheet shipments were down at the end of the current quarter due to efforts by can manufacturers to reduce inventory levels. We expect demand for can sheet shipments to return to historical levels in the short-term.

•	Inventory levels were effectively managed despite slowing business conditions.

•	The current quarter includes non-cash asset impairment charges totaling $1.5 billion which reflects the recent deterioration in the global economic environment and the related market increase in the cost of capital.

•	The current quarter also includes a $472 million non-cash unrealized loss on derivative instruments, compared to a $24 million loss in the prior year period. As these derivative instruments are used to hedge forecasted purchases of aluminum and other commodities and related foreign currency exposures, this loss primarily reflects the recent unprecedented drop in the price of aluminum from $3,292 per tonne in July 2008 to $1,455 per tonne at December 31, 2008. With the exception of losses associated with metal prices ceilings, we expect an offsetting benefit once the related sales volumes have been shipped.

•	The decrease in sales volumes relating to the deterioration of global economic conditions and the effect of rapidly declining LME prices on future derivative settlements and the timing of working capital return have negatively impacted our short-term liquidity position.

BUSINESS AND INDUSTRY CLIMATE

Global economic trends impact the Company, and there is a large amount of uncertainty with regard to current economic trends. On an overall basis, markets in North America, Europe and Asia are experiencing significant economic downturns. Consumer confidence is low and credit remains tight in most global markets. The impact of demand reductions for flat rolled products varies for each region based upon the nature of the industry sectors in which we operate. In general, can shipments have remained relatively stable while construction, automotive and other industrial production markets have experienced declines in demand in the current fiscal year.

As customers have reduced their orders, we have taken actions to adjust our metal intake, cut back on production and reduce fixed costs. As discussed in further detail in Segment Review, we are taking the following actions across the Company:

•	We continued to aggressively reduce overhead cost. We initiated a variety of cost reductions and cash preservation actions whose impact will largely be felt in the coming months.

•	We reduced labor costs in the third fiscal quarter through extended holiday shutdowns, elimination of overtime, reduced use of contractors and reduced shifts on some equipment. We also implemented a salary freeze and a hiring freeze for all but the most critical positions.

•	We began discussions with labor representatives in North America, Europe and Asia to negotiate extraordinary cost reduction strategies, including changed work rules, realignment of capacity and potential staff reductions.

•	We are in the process of reducing our global headcount in excess of 10%.

•	We have instituted radical reductions in capital spending with a focus on preserving maintenance and safety.

•	We sought decreased pricing from suppliers of commodity goods and services whose prices are dropping due to global demand conditions.

The average and closing prices for aluminum (average LME) for the three and nine months ended December 31, 2007 and 2008 are as follows:

	Three Months			Nine Months
	Ended			Ended
	December 31,		Percent	December 31,		Percent
	2008	2007	Change	2008	2007	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of period	$1,455	$2,360	(38.3)%	$1,455	$2,360	(38.3)%
Average cash price during the period	$1,830	$2,444	(25.1)%	$2,520	$2,584	(2.5)%

LME prices for aluminum (LME prices) rose to a peak of $3,292 per tonne in July 2008, but have significantly declined since the high point due to falling demand for primary aluminum over the past six months. Prices closed at $1,455 per tonne at December 31, 2008 and continued to decline through the end of January 2009.

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the London Metal Exchange (LME) plus local market premiums and (ii) a “conversion premium” price on the conversion cost to produce the rolled product and the competitive market conditions for that product.

A key component of the conversion model is the use of derivatives instruments on projected aluminum requirements to preserve our conversion margin. We enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. We also enter into forward metal purchases, aluminum futures and options to hedge our exposure to reduce the risks associated with rising metal prices on our ceiling contracts. Additionally, we sell short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with the metal price lag.

Rapid changes in the average LME prices have had the following impacts on our business:

•	As described above, our products have a price structure based upon the LME price. Decreases in the LME price impact both our net sales and cost of goods sold.

•	Due to the fact that we do not currently apply hedge accounting on our metal derivative instruments, the change in the fair value of these derivative instruments is marked to market and recorded as an unrealized loss in our statement of operations in the current period. Conversely, the offsetting benefit from lower metal costs will not be recognized until the related sales volume has been shipped.

•	The sudden decline in the LME prices required an evaluation of the net realizable value of our aluminum inventory, resulting in an inventory valuation charge of $34 million and $38 million for the three and nine months ended December 31, 2008, respectively. This charge is included as a component of metal price lag in Segment income discussed below.

•	The effect of rapidly declining LME prices on future derivative settlements has negatively impacted our short-term liquidity position as our settlements with brokers can occur prior to our customers’ payment to us.

Metal Price Ceilings

Sales contracts representing approximately 60 kt and 76 kt for the three months ended December 31, 2008 and 2007, respectively, contained a ceiling over which metal prices could not be contractually passed through to certain customers, unless adjusted. For the nine months ended December 31, 2008 and 2007, shipments totaling 192 kt and 235 kt, respectively, were subject to metal price ceilings. This negatively impacted our margins and operating cash flows when the price we paid for metal was above the ceiling price contained in these contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

During the three months ended December 31, 2008 and 2007, we were unable to pass through approximately $24 million and $45 million, respectively, of metal purchase costs associated with sales under these contracts. During the nine month periods ended December 31, 2008 and 2007, we were unable to pass through approximately $176 million and $185 million, respectively. As a result of falling LME prices and based on a December 31, 2008 aluminum price of $1,455 per tonne, there is no unfavorable revenue or cash flow impact estimated for the remainder of fiscal 2009.

We employ the following strategies to mitigate the risk associated with metal price ceilings and rising prices that we cannot pass through to certain customers:

•	We maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil and rely on output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided an offsetting benefit to the metal price ceiling contracts. We refer to these two sources as “internal hedges.”

•	We entered into derivative instruments to hedge projected aluminum volume requirements above our assumed internal hedge position mitigating our exposure to further increases in LME. As a result of these instruments, we will continue to incur cash losses related to these contracts even if LME remains below the ceiling price. As of December 31, 2008 the fair value of the liability associated with these derivative instruments was $151 million.

In connection with the allocation of the purchase price paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchase costs in excess of the metal price ceilings contained in these contracts at the date of our acquisition. These reserves are being accreted into Net sales over the remaining lives of the underlying contracts. This accretion will not impact future cash flows. For the three and nine months ended December 31, 2008, we recorded accretion of $53 million and $177 million, respectively. The three and nine months ended December 31, 2007 includes accretion of $76 million and $205 million, respectively. As of December 31, 2008, the balance of these reserves is approximately $208 million.

Metal Price Lag

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices based on the difference between the price we pay for aluminum and the price we ultimately charge our customers after the aluminum is processed. Generally, and in the short-term, in periods of declining prices, our earnings are negatively impacted by this timing difference while the opposite is true in periods of rising prices. We refer to this timing difference as “metal price lag.” For general metal price lag exposure we sell short-term LME forward contracts to help mitigate the exposure. These derivatives create volatility in our statement of operations due to the fact that we do not qualify for hedge accounting and due to timing difference in the flow of metal costs through our moving average inventory cost system.

Certain of our sales contracts, most notably in Europe, contain fixed metal prices for periods of time ranging from four to thirty-six months. As metal prices increase or decrease, this can result in a negative or positive impact on sales, compared to current prices, because the prices are fixed at historical levels. However, the positive or negative impact on sales under these contracts has not been included in the metal price lag effect quantified above, as we enter into forward metal purchases simultaneous with the sales contracts thereby mitigating the exposure to changing metal prices on sales under these contracts.

Foreign Exchange Impact

Fluctuations in foreign exchange rates also impact our operating results. The following table presents the average of the month end exchange rates and changes from the prior year period:

	Three Months Ended		U.S. Dollar	Nine Month Ended		U.S. Dollar
	December 31,		Strengthen/	December 31,		Strengthen/
	2008	2007	(Weaken)	2008	2007	(Weaken)

U.S. dollar per Euro	1.310	1.459	10.2%	1.450	1.400	(3.5)%
Brazilian real per U.S. dollar	2.248	1.766	27.2	1.865	1.873	(0.4)
South Korean won per U.S. dollar	1,336	920	45.2	1,155	924	25.0
Canadian dollar per U.S. dollar	1.225	0.979	25.1	1.094	1.033	5.9

Costs associated with currency exposure primarily related to the euro and Brazilian real were slightly higher for the nine months ended December 31, 2008 than in the comparable prior year period as the average exchange rates for the euro and real reflected a weaker U.S. dollar. However, during the three months ended December 31, 2008, the U.S. dollar strengthened against these currencies. Currency exchange fluctuations in Asia favorably impacted our quarterly and year-to-date results as the U.S. dollar significantly strengthened against the Korean won as costs, such as metal, are denominated in the U.S. dollar.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 Compared With the Three Months Ended December 31, 2007

In the three months ended December 31, 2008, we realized a Net loss of $1.8 billion on Net sales of $2.2 billion. This represents a 20% decrease in Net sales compared to the prior year quarter in which we realized a net loss of $73 million on Net sales of $2.7 billion. The reduction in sales is due to decreases in demand in North America, Europe and Asia as well as a 25% decrease in the average LME price. This reduction in volume for flat rolled products unfavorably impacted our current year results by $78 million, when compared to the prior year.

Cost of goods sold decreased $451 million, or 18%, but increased as a percentage of Net sales as compared to the prior year period. Volume reductions occurred in all regions except South American and there was cost inflation in all regions except for Europe. Selling, general and administrative expenses decreased $27 million, or 27%, primarily due to reductions in employee related costs and professional fees.

The current year results include pre-tax asset impairment charges totaling $1.5 billion. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (FASB 142), we performed an interim period goodwill impairment test due to recent deterioration in the global economic environment and resulting significant decreases in the market capitalization of our parent company and valuation of our publicly traded debt and related increase in the cost of capital. The impairment charges are discussed in more detail under Critical Accounting Policies and Estimates.

The current year was further impacted by $448 million of incremental non-cash unrealized losses on derivative instruments which are used to hedge forecasted purchases of aluminum and other commodities as well as related foreign currency exposures. In future periods, we anticipate that a significant portion of the losses on these hedging instruments, when realized, will be offset by higher revenues from customers committed to the fixed forward price, the benefits of lower commodity costs and more favorable currency relationships.

We recorded an income tax benefit of $199 million in the three months ended December 31, 2008 as compared to an income tax expense of $26 million in the prior year.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) interest expense and amortization of debt issuance costs, net; (b) unrealized gains (losses) on change in fair value of derivative instruments, net; (c) realized gains (losses) on corporate derivative instruments, net; (d) depreciation and amortization; (e) impairment charges on long-lived assets; (f) minority interests’ share; (g) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (h) restructuring charges, net; (i) gains or losses on disposals of property, plant and equipment and businesses, net; (j) corporate selling, general and administrative expenses; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for income taxes and (o) cumulative effect of accounting change.

We utilize derivative instruments to manage our exposure to changes in foreign currency exchange rates, commodity prices and interest rates. For Segment income purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash, or realized, during that period.

The tables below show selected segment financial information (in millions, except shipments which are in kilotonnes (kt)).

Selected Operating Results	North			South
Three Months Ended December 31, 2008	America	Europe	Asia	America	Eliminations	Total
(Successor)

Net sales	$898	$733	$344	$205	$(4)	$2,176
Shipments (kt)
Rolled products	243	197	106	87	—	633
Ingot products	8	13	1	4	—	26

Total shipments	251	210	107	91	—	659

	North			South
Three Months Ended December 31, 2007	America	Europe	Asia	America	Eliminations	Total
(Successor)

Net sales	$1,000	$1,011	$486	$247	$(9)	$2,735
Shipments (kt)
Rolled products	269	244	134	83	—	730
Ingot products	14	13	9	6	—	42

Total shipments	283	257	143	89	—	772

The following table reconciles changes in Segment income for the three months ended December 31, 2007 to the three months ended December 31, 2008 (in millions):

	North			South
Changes in Segment income	America	Europe	Asia	America	Total

Segment income — three months ended December 31, 2007	$82	$44	$11	$34	$171
Volume:
Rolled products	(20)	(44)	(15)	1	(78)
Other	—	(1)	(2)	—	(3)
Conversion premium and product mix	(2)	18	7	(13)	10
Conversion costs(A)	(12)	2	(4)	(11)	(25)
Metal price lag	(34)	13	42	10	31
Foreign exchange	(12)	12	29	23	52
Other changes(B)	(1)	4	(13)	(10)	(20)

Segment income — three months ended December 31, 2008	$1	$48	$55	$34	$138

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research & development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and can price ceilings. Significant fluctuations in these items are discussed below.

North America

As of December 31, 2008, North America manufactured aluminum sheet and light gauge products through nine aluminum rolled products facilities and two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

In the third fiscal quarter 2009, North America experienced a reduction in demand as all industry sectors were impacted by the ongoing economic downturn, with total shipments and Net sales down 11% and 10%, respectively. In the can business, current quarter shipments and sales were down as a result of efforts by can manufacturers to reduce inventory levels. Shipments to automotive customers were also down in the third quarter, as the automotive industry experienced reduced demand with sales of light vehicles at a 15-year low. Similarly, the construction and housing markets were down as both the residential and commercial markets have weakened. We anticipate that demand for can sheet will recover to historic levels in our fourth quarter, but demand in the construction and automotive sectors is expected to remain weak.

Segment income for the 2009 period was down $81 million due to negative trends in all components. The unfavorable impact of metal price lag includes a $6 million inventory valuation adjustment as a result of declining LME prices. Higher conversion costs relate primarily to increases in energy costs as compared to the prior year.

Included within the $1 million unfavorable Other changes is a $24 million reduction in the net favorable impact of acquisition related fair value adjustments and a $4 million reduction in the benefit related to recycling used beverage cans. These unfavorable impacts are offset by a $10 million reduction in selling, general and administrative expenses and a $11 million favorable impact of can price ceilings as volumes subject to these contracts were lower in the current year quarter.

In response to market conditions, we have made immediate cost reductions through reductions in overtime and contract labor, reduced shifts on some equipment and extended holiday shutdowns. We also took actions to reduce the number of salaried employees in North America by 12%, although these changes will not have a positive impact on Segment income until fiscal year 2010.

Europe

As of December 31, 2008, our European segment provided European markets with value-added sheet and light gauge products through 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

In the third fiscal quarter of 2009, Europe also experienced a significant reduction in demand in all industry sectors with total shipments and Net sales down 18% and 27%, respectively compared to the previous year. Weak building, automotive, printing, and industrial products markets drove demand downward. In addition, inventory adjustments in packaging and can businesses pushed down demand in those sectors. These lower volumes decreased Net sales by $190 million. The remaining decrease in Net sales largely reflects the impact of lower LME prices.

Segment income increased $4 million between the two periods. Volume and product mix unfavorably impacted the current year but were partially offset by an improvement in conversion premiums. The favorable metal price lag impact of $13 million is net of a $24 million inventory valuation adjustment as a result of declining LME prices. Included within Other changes for Europe is a decrease in selling, general and administrative costs as compared to the prior year and a favorable impact of income and expense items associated with the acquisition related fair value adjustments.

In addition to reductions in overtime and contract labor as well as extended holiday shutdowns at our facilities throughout Europe, we also initiated discussions with the workers’ councils representing several of our European facilities. These negotiations are addressing various cost reduction strategies, including realignment or reduction of capacity and potential staff reductions at our facilities in Rogerstone, United Kingdom; Rugles, France and Ohle, Germany.

Asia

As of December 31, 2008, Asia operated three manufacturing facilities with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

In the third quarter of fiscal 2009, Asia also experienced downturns in demand and shipments, with the largest reductions in can products, followed by electronics, construction and general purpose foil products. Customers in the can and electronics markets reduced inventory levels to match slowing demand. Shipments and sales decreased 25% and 29%, respectively. The reduction in shipments had a $131 million unfavorable impact on Net sales. The remaining decrease largely reflects the impact of lower LME prices. Asia anticipates a recovery in the can market in our fourth quarter as customers reach minimum inventory levels, but we expect that demand in other industry sectors will continue to reflect lower demand.

Segment income improved to $55 million in the 2009 period as compared to $11 million in the prior year, primarily due to the favorable impact of metal price lag and foreign currency remeasurement, which more than offset the negative impact of reduced volume. We were able to quickly address demand reductions in Asia through a voluntary retirement program and reductions in our contract labor, however further actions are being taken to address lower production levels.

For the first time in five years, the metal price gap that existed between the LME prices for aluminum and the Shangai Future Exchange (SHFE) reversed in January 2009 such that the LME price is now lower than the SHFE. As the SHFE-LME gap has reversed, products manufactured with LME priced aluminum are now more competitive in the region versus those produced inside China.

South America

As of December 31, 2008, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets.

The economic slowdown impacting the other three regions has so far not affected the demand for flat rolled canstock in South America, although the rapid decrease in average LME prices has impacted the profitability of our aluminum smelting operations. Total shipments increased 2% over prior year, with rolled products shipments up 5%. However, Net sales decreased 17% as compared to the prior year due to lower LME prices and changes in product mix with can sales representing a larger portion of total shipments.

Segment income for South America was flat as compared to the prior year, as the favorable impact of metal price lag and foreign currency remeasurement were offset by lower conversion premiums and cost inflation associated with energy, alumina, alloys and hardeners.

On January 26, 2009, we announced that we will cease the production of alumina at our Ouro Preto facility effective March 26, 2009. This will result in the reduction of approximately 290 jobs, including 150 employees and 140 contractors. The recent dramatic drop in alumina prices has made alumina production economically unfeasible. In the future, the plant will purchase alumina through third parties.

Other Costs and Expenses

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in derivative fair value are not utilized by our chief operating decision maker in evaluating segment performance. Additionally, many other functions are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters that are not allocated or managed by the regions. The table below reconciles total Segment income to Net loss for the three months ended December 31, 2008 and 2007 (in millions).

	Three Months Ended
	December 31,
	2008	2007
		(Restated)
	Successor	Successor

Total Segment income	$138	$171
Interest expense and amortization of debt issuance costs, net	(44)	(47)
Unrealized losses on change in fair value of derivative instruments, net	(472)	(24)
Realized gains on corporate derivative instruments, net	4	2
Depreciation and amortization	(107)	(108)
Impairment of goodwill	(1,340)	—
Minority interests’ share	9	—
Adjustment to eliminate proportional consolidation(A)	(174)	(15)
Restructuring charges, net	(15)	(1)
Losses on disposal of property, plant, and equipment, net	(1)	—
Corporate selling, general and administrative expenses	(12)	(18)
Other costs, net	(5)	(7)
Income tax (provision) benefit	199	(26)

Net loss	$(1,820)	$(73)

(A)	Our financial information for our segments (including Segment income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment income to Net loss, the proportional Segment income of these non-consolidated affiliates is removed from Total Segment income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 25% of our debt was variable rate as of December 31, 2008.

Unrealized losses on the change in fair value of derivative instruments represent the mark-to-market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. In the three months ended December 31, 2008, these unrealized losses increased primarily attributable to falling LME prices and the strengthening U.S. dollar. Our principal exposure to LME prices is related to derivatives on fixed forward price contracts. We hedge these contracts by purchasing aluminum futures contracts and these contracts decrease in value in periods of declining LME.

We recorded a $1.3 billion impairment charge related to goodwill in the three months ended December 31, 2008. The goodwill impairment charge is discussed in more detail under Critical Accounting Policies and Estimates.

Minority interests’ share increased primarily due to net income generated by our plants in Asia.

The adjustment to eliminate proportional consolidation includes the $160 million impairment charge to our investment in Aluminium Norf GmbH (Norf). Excluding this impairment charge, the adjustment to eliminate proportional consolidation was flat on a year-over-year basis.

Corporate selling, general and administrative expenses decreased due to a significant reduction in employee related costs in the current year quarter.

We have experienced significant quarterly fluctuations in income tax expense and the corresponding effective tax rate. The primary factors contributing to the effective tax rate differing from the statutory Canadian rate include:

•	Our functional currency in Canada and Brazil is the U.S. dollar and the company holds significant U.S. dollar denominated debt in these locations. As the value of the local currencies strengthens and weakens against the dollar, unrealized gains or losses are created in those locations for tax purposes, while the underlying gains or losses are not recorded in our income statement.

•	We have significant net deferred tax liabilities in Brazil that are remeasured to account for currency fluctuations as the taxes are payable in local currency.

•	Our income is taxed at various statutory tax rates in varying jurisdictions. Applying the corresponding amounts of income and loss to the various tax rates results in differences when compared to our Canadian statutory tax rate.

•	Under Canadian law, 50% of capital gains and losses are excluded from taxable income. We have significant unrealized capital gains and losses related to currency fluctuations in Canada.

•	We record increases to valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.

•	We recorded a non-deductible goodwill impairment charge for the three months ended December 31, 2008.

For the three months ended December 31, 2008, we recorded a $199 million income tax benefit on our pre-tax loss of $1.9 billion, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 11%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $64 million benefit for exchange translation items, (2) $30 million benefit for exchange remeasurement of deferred income taxes, (3) $23 million increase in valuation allowances, (4) $22 million increase in expense items not subject to tax, (5) $11 million expense from tax rate differences on foreign earnings and (6) $415 million related to a non-deductible goodwill impairment charge.

For the three months ended December 31, 2007, we recorded a $26 million (as restated) income tax provision on our pre-tax loss of $44 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (59)% (as restated). Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $12 million (as restated) expense for exchange translation items, (2) $18 million increase for exchange remeasurement of deferred income taxes, (3) $14 million (as restated) increase in valuation allowances, (4) $17 million (as restated) benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences, (5) $11 million (as restated) increase from expense items not subject to tax.

Nine Months Ended December 31, 2008 Compared With the Nine Months Ended December 31, 2007

As discussed in Business and Industry Climate above, positive trends in the demand for aluminum products and inflationary movement in average LME prices in the first six months of fiscal 2009 reversed sharply in the third fiscal quarter of fiscal 2009.

For the nine months ended December 31, 2008, we realized a Net loss of $1.8 billion on Net sales of $8.2 billion. Net sales decreased 2% as compared to the prior year when we realized a Net loss of $234 million. The reduction in sales is due to the decrease in demand for flat rolled products which impacted current year results by $84 million.

Costs of goods sold decreased $25 million, or less than 1%, but increased slightly as a percentage of Net sales as compared to the prior year period on an overall basis. Selling, general and administrative expenses decreased $79 million, or 24%, primarily due to reductions in professional fees and employee related costs including incentive compensation.

The current year results include pre-tax asset impairment charges totaling $1.5 billion. The goodwill impairment charge is discussed in more detail under Critical Accounting Policies and Estimates.

The current year was also impacted by $551 million in incremental non-cash unrealized losses on derivative instruments. Further, in the current year, we recorded an income tax benefit of $327 million on our Net loss, as compared to a $77 million income tax provision in the prior year. These items are discussed in further detail below.

Segment Review (On a combined non-GAAP basis)

The tables below show selected segment financial information (in millions, except shipments which are in kt).

Selected Operating Results	North			South
Nine Months Ended December 31, 2008	America	Europe	Asia	America	Eliminations	Total
(Successor)

Net sales	$3,092	$3,048	$1,312	$800	$(14)	$8,238
Shipments (kt)
Rolled products	821	722	361	261	—	2,165
Ingot products	31	68	12	15	—	126

Total shipments	852	790	373	276	—	2,291

	North			South
Nine Months Ended December 31, 2007	America	Europe	Asia	America	Eliminations	Total
(Combined)

Net sales	$3,073	$3,207	$1,394	$765	$(55)	$8,384
Shipments (kt)
Rolled products	826	803	368	237	—	2,234
Ingot products	46	25	31	20	—	122

Total shipments	872	828	399	257	—	2,356

The following table reconciles changes in Segment income for the nine months ended December 31, 2007 to the nine months ended December 31, 2008 (in millions):

	North			South
Changes in Segment income	America	Europe	Asia	America	Total

Segment income — nine months ended December 31, 2007	$170	$187	$33	$119	$509
Volume:
Rolled products	(4)	(75)	(7)	8	(78)
Other	—	(3)	(8)	(8)	(19)
Conversion premium and product mix	2	35	20	(8)	49
Conversion costs(A)	(43)	(2)	(18)	(31)	(94)
Metal price lag	(72)	76	68	19	91
Foreign exchange	(25)	(27)	(10)	4	(58)
Other changes(B)	17	30	5	26	78

Segment income — nine months ended December 31, 2008	$45	$221	$83	$129	$478

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and can price ceilings. Significant fluctuations in these items are discussed below.

North America

Year-to-date shipments for North America were down less than 1% despite a 9% reduction in the third quarter. Net sales were also essentially flat year-over-year. Shipments of can sheet were flat on a year-to-date basis, despite a 7% decline in the current quarter as a result of efforts by can manufacturers to reduce inventory levels. Shipments to automotive customers increased on a year-to-date basis due to market share gains, but fell in the most recent quarter due to overall automotive production levels. Shipments in the construction and housing markets were down as the overall construction market is experiencing a significant decline.

Segment income for the 2009 period was $45 million, down $125 million as compared to the prior year. The negative impact of metal price lag includes a $7 million inventory valuation charge in the 2009 period as a result of declining LME prices. The negative impact of conversion costs relates to increases in energy costs and freight as compared to the prior year.

Other changes reflect $11 million in stock compensation expense in the prior year period, a $10 million reduction in selling, general and administrative costs and a $9 million benefit on contracts subject to can price ceilings as compared to the prior year. These favorable changes were partially offset by a $15 million reduction in the net favorable impact of acquisition related fair value adjustments and a $2 million reduction in the benefit associated with recycling used beverage cans.

Europe

For the nine months ended December 31, 2008, total shipments and Net sales were both down approximately 5%. Demand for specialty, painted and light gauge products has been down all year as a result of the weak construction market, as well as recent reductions in demand for automotive products. Increases in can and lithographic shipments in the first six months were reversed in the last three months, resulting in decreases in both these industry sectors on a year-to-date basis.

Segment income for the 2009 period was $221 million, as compared to $187 million in the comparative period of the prior year. Volume, product mix and foreign currency remeasurement unfavorably impacted

Segment income but these impacts were partially offset by a number of factors, including favorable conversion premiums. The favorable metal price lag amount is shown net of a $24 million write down of inventory to its net realizable value as a result of declining LME prices. Conversion costs associated with labor and freight were down reflecting the lower volume of shipments and extended holiday shutdowns in the third fiscal quarter of 2009.

Other changes reflect a $13 million net favorable impact of income and expense items associated with acquisition related fair value adjustments, a $10 million reduction in selling, general and administrative costs and $6 million of stock compensation expense in the prior year.

Asia

For the nine months ended December 31, 2008, rolled product shipments were down 2%. Net sales were down 6%, with margins slightly improved as a result of the decrease in low margin ingot sales. As discussed above, Asia began to see indicators of downturns in demand and shipments in most of the markets it serves in the third quarter.

The improvement in Segment income of $50 million was due to the favorable impact of metal price lag, improved conversion premiums and product mix, partially offset by the volume decreases, cost inflation and foreign currency remeasurement. Cost inflation increases primarily related to increases in energy costs as compared to the prior year period.

South America

Total shipments and Net sales increased in South America by 7% and 5%, respectively, as compared the prior year period. The economic slowdown impacting the other three regions has not yet affected demand for flat rolled products in South America, with shipments of can products and industrial products increasing and light gauge shipments flat.

Segment income for South America improved $10 million as compared to the prior year period. Conversion costs increased due to cost inflation for energy, alumina, alloys and hardeners. Other changes include a $15 million smelter benefit realized during the period of rising LME prices earlier in the year. The benefits from our smelter operations in South America decline as average LME prices decrease. Also included within Other changes is a $9 million net favorable impact of income and expense items associated with acquisition related fair value adjustments and $3 million of stock compensation expense in the prior year.

Other Costs and Expenses

As discussed above, certain functions are managed directly from our corporate office and are not allocated or managed by the regions. The table below presents reconciles total Segment income to Net loss for the nine months ended December 31, 2008 and 2007 (in millions), followed by a discussion of significant changes between periods.

	Nine Months Ended
	December 31,
	2008	2007
		(Restated)
	Successor	Combined

Total Segment income	$478	$510
Interest expense and amortization of debt issuance costs, net	(125)	(154)
Unrealized losses on change in fair value of derivative instruments, net	(672)	(121)
Realized gains losses on corporate derivative instruments, net	4	37
Depreciation and amortization	(330)	(292)
Impairment of goodwill	(1,340)	—
Impairment charges on long-lived assets	(1)	—
Minority interests’ share	7	3
Adjustment to eliminate proportional consolidation(A)	(210)	(24)
Restructuring charges, net	(14)	(3)
Gains on disposal of property, plant, and equipment, net	1	—
Corporate selling, general and administrative expenses	(42)	(77)
Other costs, net	13	(4)
Sales transaction fees	—	(32)
Income tax (provision) benefit	333	(77)

Net loss	$(1,898)	$(234)

(A)	Our financial information for our segments (including Segment income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment income to Net loss, the proportional Segment income of these non-consolidated affiliates is removed from Total Segment income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 25% of our debt was variable rate as of December 31, 2008.

Unrealized losses on the change in fair value of derivative instruments represent the mark-to-market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. In the nine months ended December 31, 2008, these unrealized losses increased primarily attributable to falling LME prices. Our principal exposure to LME prices is related to derivatives on fixed forward price contracts. We hedge these contracts by purchasing aluminum futures contracts and these contracts decrease in value in periods of declining LME.

Realized gains on corporate derivative instruments decreased as certain off-set hedging programs managed at corporate were allocated to the regions in fiscal 2009.

Depreciation and amortization increased $38 million primarily due to the increases in bases of our property, plant and equipment and intangible assets resulting from the Arrangement in the first quarter of fiscal 2008.

We recorded a $1.3 billion impairment charge related to goodwill in the nine months ended December 31, 2008. The goodwill impairment charge is discussed in more detail under Critical Accounting Policies and Estimates.

The adjustment to eliminate proportional consolidation includes a $160 million impairment charge related to our investment in Norf. Excluding this impairment charge, the adjustment to eliminate proportional consolidation decreased from $24 million for the nine months ended December 31, 2007 to $50 million for the nine months ended December 31, 2008 primarily related to our Norf joint venture due to a change in the statutory tax rate in Germany that was reflected in the prior year period. Income taxes related to our equity method investments, such as Norf, are reflected in the carrying value of the investment and not in our consolidated income tax provision.

Corporate selling, general and administrative expenses decreased due to expenses associated with the Arrangement and a decrease in employee costs in the current year.

Other costs, net for the 2009 fiscal year include a $26 million gain on reversal of a legal accrual for the Reynolds Boat Case.

Sales transaction fees associated with the Arrangement were recorded in the 2008 fiscal year.

For the nine months ended December 31, 2008, we recorded a $333 million income tax benefit on our pre-tax loss of $2.1 billion before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 16%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $77 million benefit for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $51 million benefit for exchange remeasurement of deferred income taxes, (3) a $41 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $28 million increase in expense items not subject to tax, (5) a $57 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions and (6) $415 million expense related to a non-deductible goodwill impairment charge.

For the nine months ended December 31, 2007, we recorded a $77 million (as restated) income tax provision on our pre-tax loss of $234 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (59)% (as restated). Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $12 million (as restated) for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) an $18 million increase for exchange remeasurement of deferred income taxes, (3) a $14 million (as restated) increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $17 million benefit (as restated) from the effects of enacted tax rate changes on cumulative taxable temporary differences and (5) a $11 million increase (as restated) from expense/income items with no tax effect, net.

LIQUIDITY AND CAPITAL RESOURCES

Impact of Market Conditions on our Business

The deterioration of global economic conditions combined with rapidly declining aluminum prices from a peak of $3,292 per tonne in July 2008 to $1,455 per tonne on December 31, 2008 have placed pressure on our short-term liquidity. However, we believe we have sufficient long-term financing in place, with only $22 million of our long-term debt due within the next 12 months.

Demand for flat rolled products decreased in our third fiscal quarter by 13% as compared to the prior year. While we have begun taking cost reduction measures, due to the capital intensive nature of our business, we have been unable to make corresponding short term adjustments to our capacity and fixed cost structure to fully address these demand issues. These circumstances decrease cash generated by operations and increase the effect of timing issues related to our settlement of aluminum forward contracts versus cash collection from our customers. Looking forward, we have uncertainty regarding customer credit due to the weakening demand as a result of the global recession in certain of our customers’ end markets, particularly the construction and automotive markets.

We enter into derivative instruments to hedge forecasted purchases and sales of aluminum. Based on the aluminum price forward curve as of December 31, 2008, we expect approximately $580 million of cash outflows related to settlement of these derivative instruments through the end of fiscal 2010, including $260 million during the fourth fiscal quarter of 2009. Except for approximately $160 million of cash outflows related to hedges of our exposure to metal price ceilings, we expect all of these outflows will be recovered through collection of customer accounts receivable, typically on a 30-60 day lag. Accordingly, this difference in timing will place pressure on our short term liquidity outlook.

In the near term, our forecast indicates our liquidity position will be tight, but adequate as we settle our outstanding derivative positions. However, our liquidity needs could increase due to the unpredictability of current market conditions and their potential effect on customer credit, future derivative settlements, future sales volume or other matters. We cannot be assured that in the event of such deteriorating conditions we would have adequate liquidity. As a result, management has undertaken a number of activities to generate cash in the near term as well implement changes in our cost structure that will benefit our liquidity in the long-term.

In February 2009, we entered into an unsecured credit facility of $100 million with a scheduled maturity date of January 15, 2015 from a company affiliated with the Aditya Birla group, and we have drawn down $75 million of this facility to increase our cash position. We have also implemented cost cutting initiatives, cut capital expenditures, reduced inventory, and begun to restructure a number of facilities and overhead staff, which will improve our long-term liquidity position. Further, we are continuing to explore other possible near term cash generation activities, including accelerating certain customer payments to match the timing of the settlement of forward metal purchases to improve our short-term liquidity position.

Available Liquidity

Our estimated liquidity as of January 31, 2009, December 31, 2008 and March 31, 2008 is as follows (in millions):

	January 31,	December 31,	March 31,
	2009	2008	2008
	Successor	Successor	Successor

Cash and cash equivalents	$190	$176	$326
Overdrafts	(19)	(22)	(5)
Gross availability under the ABL facility	255	323	582
Borrowing availability limitation due to fixed charge coverage ratio	(80)	(80)	(80)

Total estimated liquidity	$346	$397	$823

At December 31, 2008, we had cash and cash equivalents of $176 million. Additionally, we had $323 million in remaining availability under our revolving credit line and letter of credit facility (ABL facility), before covenant restrictions. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of December 31, 2008, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under our ABL facility of $80 million.

Borrowings under the ABL facility are generally based on 85% of eligible accounts receivable and 70 to 75% of eligible inventories. Due to continued declines in the average LME, our borrowing base decreased by

$68 million during the month of January. The table above does not include the new $100 million unsecured borrowing obtained in February 2009.

Our estimated liquidity decreased during the nine months ended December 31, 2008 primarily as a result of lower cash on hand and the utilization of short-term borrowings under our ABL facility (see Note 11 — Debt) to fund our working capital requirements. We continue to maintain forfaiting and factoring arrangements in Asia and South America that provide additional liquidity in those segments. Additionally, in our Asian Segment, our ability to access available liquidity is limited by various factors, including restrictions on paying dividends from our Korean subsidiary to Novelis. Due to these factors, approximately $65 million of our cash and cash equivalents balance as of both December 31, 2008 and March 31, 2008 would not be immediately available to fulfill obligations outside of Korea.

Operating Activities

Free cash flow (which is a non-GAAP measure) consists of: (a) Net cash provided by (used in) operating activities; (b) less dividends and capital expenditures and (c) plus net proceeds from settlement of derivative instruments (which is net of premiums paid to purchase derivative instruments). Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. We believe the line on our condensed consolidated statements of cash flows entitled “Net cash provided by (used in) operating activities” is the most directly comparable measure to Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

In our discussion of Metal Price Ceilings, we have disclosed that certain customer contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer, unless adjusted. During the nine months ended December 31, 2008 and 2007, we were unable to pass through approximately $176 million and $185 million, respectively, of metal purchase costs associated with sales under these contracts. Net cash provided by operating activities were negatively impacted by the same amounts, adjusted for timing difference between customer receipts and vendor payments and offset partially by reduced income taxes. As a result of falling LME prices and based on a December 31, 2008 aluminum price of $1,455 per tonne, there is no unfavorable revenue impact estimated for the remainder of fiscal 2009 or in the periods thereafter. However, during the period of rising LME prices we entered into derivative instruments to hedge our exposure to further increases in LME. As a result of these instruments, we will continue to incur cash outflows related to these contracts even if LME remains below the ceiling price. As of December 31, 2008 and based on an aluminum price of $1,455 per tonne, the fair value of the liability associated with these derivatives was $151 million.

As a result of our acquisition by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these customer contracts at fair value. Fair value effectively represents the discounted cash flows of the forecasted metal purchases in excess of the metal price ceilings contained in these contracts. These reserves are being accreted into revenue over the remaining lives of the underlying contracts, and this accretion will not impact future cash flows. As of December 31, 2008, the balance of these reserves is $208 million.

The following table shows the reconciliation from Net cash provided by (used in) operating activities to Free cash flow, the ending balances of cash and cash equivalents and the change between periods (in millions).

	Nine Months
	Ended
	December 31,
	2008	2007	Change
		(Restated)
	Successor	Combined

Net cash provided by (used in) operating activities	$(434)	$(201)	$(233)
Dividends — minority interests	(5)	(8)	3
Capital expenditures	(107)	(137)	30
Net proceeds from settlement of derivative instruments	180	74	106

Free cash flow	$(366)	$(272)	$(94)

Ending cash and cash equivalents	$176	$131	$45

Our operations consumed cash at a higher rate during the nine months ended December 31, 2008 compared to the prior year period due to slowing business conditions in the third quarter and higher working capital levels associated with rapidly changing aluminum prices and the timing of payments made to suppliers, to brokers to settle derivative positions and ultimate settlement with our customers. Inventory levels were effectively managed despite slowing business conditions.

During the nine months ended December 31, 2007, net cash used in operating activities was unfavorably impacted by one-time costs associated with or triggered by the Arrangement including: (1) $72 million paid in share-based compensation payments, (2) $42 million paid for sale transaction fees and (3) $25 million in bonus payments for the 2006 calendar year and the period from January 1, 2007 through May 15, 2007.

Dividends paid to our minority interests, primarily in our Asia operating segment, were $5 million and $8 million during the nine months ended December 31, 2008 and 2007, respectively.

Capital expenditures were slightly higher in the fiscal 2008 period due, in part, to the construction of Novelis Fusiontm ingot casting lines in our European and Asian segments as well as additional planned maintenance activities, improvements to our Yeongju, Korea hot mill and other ancillary upgrades made in the first quarter of fiscal 2008. During the third quarter of fiscal 2009, as a result of the overall economic downturn, we have made radical reductions to our capital spending, with a focus on preserving maintenance and safety.

Net proceeds from the settlement of derivative instruments contributed $180 million to Free cash flow in the nine months ended December 31, 2008 as compared to $74 million during the nine months ended December 31, 2007. In the fourth quarter of fiscal 2009, we expect to have a net cash outflow related to the settlement of our net derivative liabilities.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

	Nine Months
	Ended
	December 31,
	2008	2007	Change
	Successor	Combined

Capital expenditures	$(107)	$(137)	$30
Net proceeds from settlement of derivative instruments	180	74	106
Proceeds from sales of property, plant and equipment	4	4	—
Changes to investment in and advances to non-consolidated affiliates	17	6	11
Proceeds from related parties loans receivable, net	18	12	6

Net cash provided by (used in) investing activities	$112	$(41)	$153

As discussed above, the majority of our capital expenditures for the nine months ended December 31, 2008 and 2007 were for projects devoted to product quality, technology, productivity enhancement and increased capacity. Capital expenditures were slightly higher in the fiscal 2008 period due, in part, to the construction of Novelis Fusiontm ingot casting lines in our European and Asian Segments as well as additional planned maintenance activities, improvements to our Yeongju, Korea hot mill and other ancillary upgrades made in the first quarter of fiscal 2008.

During the third quarter of fiscal 2009, we radically reduced our capital spending with a focus on maintenance and safety. As a result of these reductions, our total annual capital expenditures will be approximately $140 — $150 million for the fiscal year 2009.

Proceeds from loans receivable, net during both periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Financing Activities

The following table presents information regarding our Net cash provided by financing activities (in millions).

	Nine Months
	Ended
	December 31,
	2008	2007	Change
	Successor	Combined

Proceeds from issuance of common stock	$—	$92	$(92)
Proceeds from issuance of debt	8	1,250	(1,242)
Principal repayments	(11)	(1,006)	995
Short-term borrowings, net	193	(43)	236
Dividends — minority interests	(5)	(8)	3
Debt issuance costs	—	(39)	39
Proceeds from the exercise of stock options	—	1	(1)

Net cash provided by financing activities	$185	$247	$(62)

During the first quarter of fiscal 2008, we amended our then existing senior secured credit facilities to increase its capacity by $150 million. We used these proceeds to reduce the outstanding balance of our then existing revolving credit facility, thus increasing our borrowing capacity. This additional capacity, along with $92 million of cash received from the issuance of additional shares indirectly to Hindalco, allowed us to fund general working capital requirements and certain costs associated with the Arrangement including the cash settlement of share-based compensation arrangements and lender fees. In July 2007, we refinanced our New Senior Secured Credit Facilities, as discussed below.

During the nine months ended December 31, 2008, we increased our short-term borrowings under our new revolving credit facility to provide for general working capital requirements.

Dividends paid to our minority interests, primarily in our Asia operating segment, during the nine months ended December 31, 2008 and 2007 were $5 million and $8 million, respectively.

New Senior Secured Credit Facilities

On July 6, 2007, we entered into new senior secured credit facilities with a syndicate of lenders led by affiliates of UBS and ABN AMRO (New Senior Secured Credit Facilities) providing for aggregate borrowings of up to $1.76 billion. The New Senior Secured Credit Facilities consist of (1) a $960 million seven-year Term Loan facility (Term Loan facility) and (2) an $800 million five year multi-currency asset-based revolving credit line and letter of credit facility (ABL facility).

We incurred debt issuance costs on our New Senior Secured Credit Facilities totaling $32 million. These fees are included in Other long-term assets — third parties and are being amortized over the life of the related borrowing in Interest expense and amortization of debt issuance costs, net using the “effective interest amortization” method for the Term Loan facility and the straight-line method for the ABL facility. The unamortized amount of these costs was $23 million as of December 31, 2008.

Interest Rate Swaps

During the quarter ended December 31, 2007, we entered into interest rate swaps to fix the variable London Interbank Offered Rate (LIBOR) interest rate for up to $500 million of our floating rate Term Loan facility at effective weighted average interest rates and amounts as follows: (i) 4.0% on $500 million through March 31, 2009 and (ii) 4.0% on $400 million through March 31, 2010. An interest rate swap at an interest rate of 4.38% on $100 million of our Term Loan facility expired on September 30, 2008. We are still obligated to pay any applicable margin, as defined in our New Senior Secured Credit Facilities, in addition to these interest rates.

In January 2009, we entered into two interest rate swaps to fix the variable LIBOR interest rate on an additional $300 million of our floating Term Loan facility at a rate of 1.49%, plus any applicable margin. These interest rate swaps are effective from March 31, 2009 through March 31, 2011.

As of December 31, 2008 approximately 75% of our debt was fixed rate and approximately 25% was variable rate.

Short-Term Borrowings and Letters of Credit

As of December 31, 2008, our short-term borrowings were $292 million consisting of (1) $235 million of short-term loans under our ABL facility, (2) an $11 million short-term loan in Italy, (3) a $24 million short-term loan in Korea and (4) $22 million in bank overdrafts. As of December 31, 2008, $35 million of our ABL facility was utilized for letters of credit and we had $323 million in remaining availability under this revolving credit facility before $80 million in covenant restrictions.

As of December 31, 2008, we had an additional $176 million outstanding under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 4.15% and 4.12% as of December 31, 2008 and March 31, 2008, respectively.

Subsequent event

In February 2009, we entered into a credit facility of $100 million with a scheduled maturity date of January 15, 2015 on an unsecured basis from a company affiliated with the Aditya Birla group, and we have drawn down $75 million of this facility.

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

Derivative Instruments

As of December 31, 2008, we have derivative financial instruments, as defined by FASB 133. See Note 15 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.

In conducting our business, we use various derivative and non-derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote, due to our monitoring of credit exposures. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2008 condensed consolidated balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is always linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

The current and noncurrent portions of derivative assets are presented on the face of our accompanying condensed consolidated balance sheets. The noncurrent portions of derivative liabilities are included in Other long-term liabilities, in the accompanying condensed consolidated balance sheets.

The fair values of our financial instruments and commodity contracts as of December 31, 2008 and March 31, 2008 are as follows (in millions):

	December 31, 2008
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)

Successor
Derivatives designated as hedging instruments:
Cross-currency swaps	$—	$—	$(1)	$(10)	$(11)
Interest rate swaps	—	—	(9)	(5)	(14)
Electricity swap	—	—	(3)	(7)	(10)

Total derivatives designated as hedging instruments	—	—	(13)	(22)	(35)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	31	2	(103)	(26)	(96)
Currency options	—	—	(4)	—	(4)
Cross-currency swaps	16	1	(19)	(1)	(3)
Interest rate currency swaps	(1)	26	—	—	25
Aluminum forward contracts	134	33	(754)	(7)	(594)
Aluminum options	—	9	(71)	—	(62)
Embedded derivative instruments	148	—	(18)	—	130
Heating oil swaps	—	—	(4)	—	(4)
Natural gas swaps	—	—	(10)	—	(10)

Total derivatives not designated as hedging instruments	328	71	(983)	(34)	(618)

Total derivative fair value	$328	$71	$(996)	$(56)	$(653)

	March 31, 2008
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)

Successor
Derivatives designated as hedging instruments:
Cross-currency swaps	$—	$—	$—	$(184)	$(184)
Interest rate swaps	—	—	(3)	(12)	(15)
Electricity swap	3	11	—	—	14

Total derivatives designated as hedging instruments	3	11	(3)	(196)	(185)

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	43	4	(112)	(4)	(69)
Cross-currency swaps	19	—	(4)	(1)	14
Interest rate currency swaps	2	2	—	—	4
Aluminum forward contracts	130	4	(9)	—	125
Aluminum options	1	—	—	—	1
Embedded derivative instruments	—	—	(20)	—	(20)
Natural gas swaps	5	—	—	—	5

Total derivatives not designated as hedging instruments	200	10	(145)	(5)	60

Total derivative fair value	$203	$21	$(148)	$(201)	$(125)

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We have designated these as net investment hedges. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss). The ineffective portion of gain or loss on the derivative is included in (Gain) loss on change in fair value of derivative instruments, net.

The following table summarizes the amount of gain (loss) we recognized in Other comprehensive income (loss) related to our net investment hedge derivatives (in millions).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
			Successor	Successor	Predecessor
	Successor	Successor
Cross-currency swaps	$50	$(5)	$170	$(33)	$(8)

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge against our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss) and reclassified into (Gain) loss on change in fair value of derivatives, net in our accompanying condensed consolidated statements of operations and comprehensive loss.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss) and reclassified into Interest expense and amortization of debt issuance costs, net in our accompanying condensed consolidated statements of operations and comprehensive loss.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will be de-designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in Accumulated other comprehensive income (loss) would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $2 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the (1) the amount of gain or (loss) recognized in Other comprehensive income (loss) (OCI), (2) the amount of gain or (loss) reclassified from Accumulated OCI into income and (3) the amount of gain or (loss) recognized in income (ineffective portion) related to our cash flow hedge derivatives (in millions).

Three Month Comparison:

Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Income on
	Recognized in OCI on		Reclassified from Accumulated		Derivative (Ineffective Portion
	Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008	2007
	Successor	Successor	Successor	Successor	Successor	Successor

Electricity swap	$(16)	$6	$2	$3	$2	$—
Interest rate swaps	$(9)	$(2)	$—	$—	$—	$—

Nine Month Comparison:

Amount of Gain or (Loss)
	Amount of Gain or (Loss)	Amount of Gain or (Loss)	Recognized in Income on
	Recognized in OCI on	Reclassified from Accumulated	Derivative (Ineffective Portion
	Derivative	OCI into Income	and Amount Excluded from
	(Effective Portion)	(Effective Portion)	Effectiveness Testing)
	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2008	2008
	Successor	Successor	Successor

Electricity swap	$(16)	$10	$2
Interest rate swaps	$2	$—	$—

Amount of
Gain or (Loss)
			Amount of		Recognized in Income on
	Amount of Gain or		Gain or (Loss)		Derivative (Ineffective
	(Loss) Recognized		Reclassified from Accumulated		Portion and Amount
	in OCI on Derivative		OCI into Income		Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007
	Through	Through	Through	Through	Through	Through
	December 31,	May 15,	December 31,	May 15,	December 31,	May 15,
	2007	2007	2007	2007	2007	2007
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Foreign exchange forward contracts	$—	$3	$—	$1	$—	$—
Electricity swap	$12	$4	$5	$—	$—	$—
Interest rate Swaps	$(2)	$—	$—	$—	$—	$—

Derivative Instruments Not Designated as Hedges

We use foreign exchange forward contracts and cross currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain of our operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the LME price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America, and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME.

We have an embedded derivative which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on their behalf.

We use natural gas swaps to manage our exposure to fluctuating energy prices in North America.

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments under FASB 133. The change in fair value of these derivatives is included in (Gain) loss on change in fair value of derivative instruments, net in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the gains (losses) recognized in current period earnings (in millions).

	Three Months		Nine Months	May 16, 2007	April 1, 2007
	Ended		Ended	Through	Through
	December 31,		December 31,	December 31,	May 15,
	2008	2007	2008	2007	2007
	Successor	Successor	Successor	Successor	Predecessor
Derivative Instruments Not Designated as Hedges
Foreign exchange forward contracts	$21	$(24)	$28	$(12)	$11
Interest rate currency swaps	(82)	1	(58)	(1)	(1)
Currency options	(4)	—	(4)	—	—
Aluminum forward contracts	(415)	(54)	(606)	(88)	9
Aluminum options	(47)	—	(72)	1	—
Embedded derivative instruments	113	16	171	28	2
Heating oil swaps	(5)	—	(5)	—	—
Natural gas swaps	(7)	(1)	(16)	(4)	1
Cross currency swaps	17	3	25	(3)	(3)

Gain (loss) recognized	(409)	(59)	(537)	(79)	19
Derivative Instruments Designated as Cash Flow Hedges
Electricity swap	4	3	13	7	1

Gain (loss) on change in fair value of derivative instruments, net	$(405)	$(56)	$(524)	$(72)	$20

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including certain of our wholly-owned and majority-owned subsidiaries and Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

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

The following table discloses information about our obligations under guarantees of indebtedness of others as of December 31, 2008 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of December 31, 2008.

	Maximum	Liability
	Potential Future	Carrying
	Payment	Value

Wholly-owned Subsidiaries	$51	$25
Aluminium Norf GmbH	$14	$—

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008 and March 31, 2008, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. Based on a price drop of approximately 50% on the closing LME price for aluminum between March 31, 2008 and December 31, 2008, we estimate that our purchase obligations for raw materials covering the remainder of the 2009 fiscal year and through the periods covered by the table disclosed in our Annual Report on Form 10-K/A for the period ended March 31, 2008 have decreased approximately $6 billion. Additionally, there were no significant changes to the other categories listed in the aforementioned table.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the nine months ended December 31, 2008, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K/A for the year ended March 31, 2008 except as discussed below.

Impairment of Goodwill and Investment in Affiliate

In accordance with FASB Statement No. 142, Goodwill and Intangible Assets (FASB 142), we evaluate the carrying value of goodwill for potential impairment annually during the fourth fiscal quarter of each year or on an interim basis if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying value. During the third fiscal quarter of 2009, we concluded that interim impairment testing was required due to the recent deterioration in the global economic environment and the resulting significant decrease in both the market capitalization of our parent company and the valuation of our publicly traded 7.25% Senior Notes.

We test consolidated goodwill for impairment using a fair value approach at the reporting unit level. We use our operating segments as our reporting units and perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit (operating segment) to its carrying amount. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of our step one analysis, our estimate of fair value for each reporting unit is based on a combination of (1) quoted market prices/relationships (the “market approach”), (2) discounted cash flows (the “income approach”) and (3) a stock price build-up approach (the “build-up approach”). Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit was based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimated demand in each geographic market and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. We have used a discount rate of 12%, an increase of approximately 3% from the rate used in our prior year impairment test. An increase or decrease of 0.5% in the discount rate impacted the estimated fair value by $25-75 million, depending on the relative size of the reporting unit. Under the build-up approach, which is a variation of the market approach, we estimate the fair value of each reporting unit based on the estimated contribution of each of the reporting units to Hindalco’s total business enterprise value. The estimated fair value for each reporting unit is within the range of fair values yielded under each approach. The results of our step one test indicated a potential impairment.

Due to the complexities involved in determining the implied fair value of the goodwill of each reporting unit, we have not finalized our evaluation as of the filing of this Quarterly Report on Form 10-Q for the third quarter of fiscal 2009. However, based upon the work performed to date, we have concluded that an impairment is probable and can be reasonably estimated. Accordingly, we have recorded a $1.3 billion charge representing our best estimate of the impairment of consolidated goodwill for the quarter ended December 31, 2008. We also evaluated the carrying value of our investment in Aluminium Norf GmbH for impairment. This resulted in an impairment charge of $160 million, which is reported in Equity in net (income) loss of non-consolidated affiliates on the condensed consolidated statement of operations.

The table below summarizes goodwill by reporting unit (in millions).

			Other
Reporting Unit	March 31, 2008(A)	Impairments	Adjustments(B)	December 31, 2008
	(Restated)
	Successor
				Successor

North America	$1,149	$(860)	$(1)	$288
Europe	518	(330)	(5)	183
South America	263	(150)	—	113

	$1,930	$(1,340)	$(6)	$584

(A)	See Note 1 — Business and Summary of Significant Accounting Policies (“Reclassifications”) for discussion of goodwill balance reclassification at March 31, 2008.

(B)	Other adjustments include: (1) an adjustment in North America for final payment related to the transfer of pension plans in Canada for employees who elected to transfer their past service to Novelis during the quarter ended June 30, 2008 and (2) adjustments in Europe related to tax audits during the quarters ended September 30, 2008 and December 31, 2008.

We expect to finalize our goodwill impairment testing during the fourth quarter of fiscal 2009. Any adjustments to our estimate recorded in the third quarter as a result of completing this evaluation will be recorded in our financial statements for the quarter ended March 31, 2009.

Impairment of Intangible Assets

Our other intangible assets of $816 million at December 31, 2008 consist principally of tradenames, technology, customer related intangible assets and a favorable energy supply contact, which are subject to amortization. We considered the potential impairment of these other intangibles assets in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For tradenames and technology, we utilized a relief-from-royalty method. All other intangible assets were assessed using the income approach. As a result of these assessments, no impairment was indicated.

Impairment of Other Assets

As a result of triggering events occurring during the quarter, we assessed our other significant long-lived assets including land, buildings and machinery and equipment using the income approach. As a result of these assessments, no impairment was indicated.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the nine months ended December 31, 2008.

During the quarter ended December 31, 2008, we adopted FASB Staff Position (FSP) No. FAS 140-4 and FASB Interpretation No. 46(R)-8 (FIN 46(R)-8), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FIN 46(R)-8 calls for enhanced disclosures by public entities about interests in variable interest entities (VIE) and provide users of the financial statements with greater transparency about an enterprise’s involvement with variable interest entities. As FIN 46(R)-8 only requires enhanced disclosures, this FSP will have no impact on our consolidated financial position, results of operations and cash flows. See Note 8 — Consolidation of Variable Interest Entities for these expanded disclosures.

During the quarter ended December 31, 2008, we adopted FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FASB 162). FASB 162 defines the order in which accounting principles that are generally accepted should be followed. Due to the nature of FASB 162, this standard will have no impact on our consolidated financial position, results of operations and cash flows.

On April 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (FASB 159). FASB 159 permits entities to choose to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”) with changes in fair value reported in earnings each reporting period. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying the complex hedge accounting requirements under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB 133), to achieve similar results. We already record our derivative contracts and hedging activities at fair value in accordance with FASB 133. We did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

On April 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (FASB 157), as it relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed our required adoption date of FASB 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until April 1, 2009. Also in February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that FASB Statement No. 13, Accounting for Leases (FASB 13), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13 are excluded from the provisions of FASB 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under FASB 141 or FASB Statement No. 141 (Revised), Business Combinations. See Note 14 — Fair Value Measurements regarding our adoption of this standard.

On April 1, 2008, we adopted FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, (FSP FIN 39-1). FSP FIN 39-1 amends FASB Statement No. 39, Offsetting of Amounts Related to Certain Contracts, by permitting entities that enter into master netting arrangements as part of their derivative transactions to offset in their financial statements net derivative positions against the fair value of amounts (or amounts that approximate fair value) recognized for the right to reclaim cash collateral or the obligation to return cash collateral under those arrangements. Our adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of December 31, 2008, as adoption is not required until future reporting periods.

On December 30, 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP No. 132(R)-1). FSP No. 132(R)-1 requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; 2) the major categories of plans assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application FSP No. 132(R)-1 would not be required for earlier periods that are presented for comparative purposes. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP No. 132(R)-1 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FASB 161). FASB 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. FASB 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. FASB 161 permits, but does not require, comparative disclosures for earlier periods upon initial adoption. As FASB 161 only requires enhanced disclosures, this standard will have no impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations (FASB 141(R)). FASB 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will be required to apply this new standard prospectively to business combinations for which the acquisition date is on or after the beginning of the annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB 141(R) amends certain provisions of FASB Statement No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB 141(R) would also apply the provisions of FASB 141(R). Early adoption is prohibited. We are currently evaluating the effects that FASB 141(R) may have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASB 160) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FASB 160 on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, our metal price ceiling exposure, the effectiveness of our hedging programs and controls, and the negative impact of global economic conditions on our short-term liquidity position. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the capacity and effectiveness of our metal hedging activities, including our internal used beverage cans (UBC) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and our ultimate parent, Hindalco;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan;

•	changes in the relative values of various currencies;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions, including further deterioration in the global economy;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the effect of taxes and changes in tax rates.

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

By their nature, all derivative financial instruments involve risk, including both our credit risk of non- performance and the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2008 condensed consolidated balance sheet.

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

In addition, sales contracts representing 192 kt and 235 kt for the nine months ended December 31, 2008, respectively, provide for a ceiling over which metal prices could not contractually be passed through to a customer, unless adjusted. As a result, we are unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. As a result of falling LME prices and based on a December 31, 2008 aluminum price of $1,455 per tonne, there is no unfavorable revenue or cash flow impact estimated for the remainder of fiscal 2009.

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

During the quarter ended December 31, 2008, we sold short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag. We enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments we purchased to offset this risk.

Sensitivities

The following table presents the estimated potential pre-tax gain (loss) in the fair values of these derivative instruments as of December 31, 2008, given a 10% increase in the three-month LME price ($ in millions).

	Increase in	Change in
	Rate/Price	Fair Value

Aluminum Forward Contracts	10%	$42
Aluminum Options	10%	$7

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the nine months ended December 31, 2008, natural gas and electricity represented approximately 70% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of December 31, 2008, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2008, given a 10% increase in spot prices for energy contracts ($ in millions).

	Increase in	Change in
	Rate/Price	Fair Value

Electricity	10%	$4
Natural Gas	10%	$2
Heating Oil	10%	$1

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

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 15 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2008, given a 10% increase in rates ($ in millions).

		Pre-Tax
		Gain
	Increase in	(Loss) in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Euro	10%	$(41)
Korean won	10%	(5)
Brazilian real	10%	22
British pound	10%	3
Canadian dollar	10%	6
Swiss franc	10%	1

Loans to and investments in European operations have been hedged by cross-currency swaps (euro 135 million).

The following table presents the estimated potential pre-tax loss in the fair values of these derivative instruments as of December 31, 2008, assuming a 10% increase in rates ($ in millions).

		Pre-Tax
	Increase in	Loss in
	Rate	Fair Value

Currency measured against the U.S. dollar
Euro	10%	$(24)

Interest Rate Risks

As of December 31, 2008, approximately 75% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of December 31, 2008, which includes $446 million of term loan debt and other variable rate debt of $257 million, our annual pre-tax income would be reduced by approximately $1 million.

From time to time, we have used interest rate swaps to manage our debt cost. We currently have interest rate swaps on $500 million of our floating rate Term loan facilities to fix the interest rate. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 11 — Debt to our accompanying condensed consolidated financial statements for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2008 given a 10% increase in rates ($ in millions).

	Increase in	Change in
	Rate	Fair Value

Interest Rate Swap Contracts
North America	10%	$1
Asia	10%	$—

Item 4.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended December 31, 2008, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2008. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2008, because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that the Company’s unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (GAAP).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Existing as of December 31, 2008 and Remediation Plan

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. As of December 31, 2008, we did not maintain effective controls over the application of purchase accounting for an equity method investee including related income tax accounts. Specifically, our controls did not ensure the accuracy of our purchase accounting adjustments for an equity method investee, resulting in an error in our provision for income taxes during the period we were finalizing our purchase accounting. This control deficiency resulted in adjustments affecting the period May 15, 2007 through March 31, 2008 identified in Note 3 — Restatement of Financial Statements in the consolidated and combined financial statements included in our Annual Report on Form 10-K/A filed with the SEC on August 11, 2008 (see Note 3 — Restatement of Financial Statements to the accompanying condensed consolidated financial statements).

Additionally, this control deficiency could result in a material misstatement of the accounts identified in Note 3 — Restatement of Financial Statements to the accompanying condensed consolidated financial statements that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Coca-Cola Lawsuits.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in Georgia state court. CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the “most favored nations” provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has filed its answer and the parties are proceeding with discovery.

ARCO Aluminum Complaint.  On May 24, 2007, ARCO filed a complaint against Novelis Corporation and Novelis Inc. in the United States District Court for the Western District of Kentucky. ARCO and Novelis are partners in a joint venture rolling mill located in Logan, Kentucky. In the complaint, ARCO seeks to resolve a perceived dispute over management and control of the joint venture following Hindalco’s acquisition of Novelis.

ARCO alleges that its consent was required in connection with Hindalco’s acquisition of Novelis. Failure to obtain consent, ARCO alleges, has put us in default of the JV Agreements, thereby triggering certain provisions in those agreements. The provisions include a reversion of the production management at the joint venture to Logan from Novelis, and a reduction of the board of directors of the entity that manages the joint venture from seven members (four appointed by Novelis and three appointed by ARCO) to six members (three appointed by each of Novelis and ARCO).

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

Item 1A:	Risk Factors

Economic conditions could continue to materially adversely affect our financial condition and results of operations.

Our financial condition and results of operations depend significantly on worldwide economic conditions. These economic conditions have recently deteriorated significantly in many countries and regions in which we do business, and may remain depressed for the foreseeable future. Uncertainty about current global economic conditions poses a risk as our customers may postpone purchases in response to tighter credit and negative financial news, which could adversely impact demand for our products. These and other economic factors have, and may continue to have, a significant impact on our financial condition and results of operations.

The current financial turmoil affecting the banking system and financial markets and the possibility that additional financial institutions may consolidate or go out of business has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays and the inability of customers to purchase our products or pay for products they have already received. If conditions become more severe or continue longer than we anticipate, or if we are unable to adequately respond to unforeseeable changes in demand resulting from economic conditions, our financial condition and results of operations may be materially adversely affected.

In addition, we use various derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. The current financial turmoil affecting the banking system and financial markets could affect whether the counterparties to our derivative instruments are able to honor their agreements. We may be exposed to losses in the future if the counterparties to our derivative instruments fail to honor their agreements. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2008 condensed consolidated balance sheet.

Item 6.	Exhibits

Exhibit
No.		Description

2.1		Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2		Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
4.1		Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2		Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3		Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4		First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10	.1*	Employment Agreement dated November 6, 2008 between Novelis Inc. and Robert Nelson
10	.2*	Amended Novelis Long-Term Incentive Plan for fiscal 2009-2012
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Robert P. Nelson
Robert P. Nelson
Vice President, Finance and Controller
(Principal Accounting Officer)

Date: February 17, 2009

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007)
3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2		Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
4.1		Shareholder Rights Agreement between Novelis and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Novelis Inc. on March 30, 2005 (File No. 001-32312))
4.2		Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.3		Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Form S-4 filed by Novelis Inc. on August 3, 2005 (File No. 331-127139))
4.4		First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to our Current Report on Form 8-K file on February 13, 2007)
10	.1*	Employment Agreement dated November 6, 2008 between Novelis Inc. and Robert Nelson
10	.2*	Amended Novelis Long-Term Incentive Plan for fiscal 2009-2012
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.