Form 10-K
period 2009-03-31
Novelis Inc.
filed 2009-06-29
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 31, 2009, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

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

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the capacity and effectiveness of our metal hedging activities, including our internal used beverage can (UBC) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing to fund current operations and for future capital requirements;

•	changes in interest rates under our Asset Backed Loan (ABL) Credit Agreement

•	continuing obligations and other relationships resulting from our spin-off from Alcan, Inc.;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions, including further deterioration in the global economy;

•	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, climate change, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the effect of taxes and changes in tax rates.

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

Exchange Rate Data

We prepare our financial statements in United States (U.S.) dollars. As of December 31, 2008, the Federal Reserve Bank of New York ceased the practice of maintaining and publishing historical exchange rates. From December 31, 2008 onward, we used the CitiFX Benchmark, published by Citibank, for exchange rate information published as of 16:00 Greenwich Mean Time (GMT) (11:00 A.M. Eastern Standard Time).

The following table sets forth exchange rate information expressed in terms of Canadian dollars per U.S. dollar at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. As noted above, the year ended March 31, 2009 includes exchange data from Citibank as of 16:00 GMT. The rates set forth below may differ from the actual rates used in our accounting processes and in the preparation of our consolidated financial statements.

Period	At Period End	Average Rate(A)	High	Low

Year Ended December 31, 2004	1.2034	1.2984	1.3970	1.1775
Year Ended December 31, 2005	1.1656	1.2083	1.2703	1.1507
Year Ended December 31, 2006	1.1652	1.1310	1.1726	1.0955
Three Months Ended March 31, 2007(B)	1.1530	1.1674	1.1852	1.1530
April 1, 2007 Through May 15, 2007(B)	1.0976	1.1022	1.1583	1.0976
May 16, 2007 Through March 31, 2008(B)	1.0275	1.0180	1.1028	0.9168
Year Ended March 31, 2009	1.2579	1.1247	1.2694	0.9938

(A)	The average of the 16:00 GMT buying rates on the last day of each month during the period.

(B)	See Note 1 — Business and Summary of Significant Accounting Policies (“Acquisition of Novelis Common Stock and Predecessor and Successor Reporting”) to our accompanying consolidated financial statements.

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

Overview

We are the world’s leading aluminum rolled products producer based on shipment volume in fiscal 2009, with total shipments of approximately 2,943 kt in fiscal 2009. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated aluminum products in all of these geographic regions. We are also the global leader in the recycling of used aluminum beverage cans. We had net sales of approximately $10.2 billion for the year ended March 31, 2009.

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for end-use markets including construction and industrial, beverage and food cans, foil products and transportation markets. As of March 31, 2009, we had operations in 11 countries on four continents: North America; South America; Asia; and Europe, through 32 operating plants, one research facility and several market-focused innovation centers. In addition to aluminum rolling and recycling, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

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

Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB 103). In the accompanying consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (FASB 141). Due to the impact of push down accounting, the Company’s consolidated financial statements and certain note presentations separate the Company’s presentation into two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the May 15, 2007 acquisition date (labeled “Predecessor”) and (2) the period after that date (labeled “Successor”). The accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 under the Securities Exchange Act of 1934 for transition period reporting. Accordingly, these consolidated financial statements present our financial position as of March 31, 2009 and 2008, and the results of our operations, cash flows and changes in shareholder’s equity for the year ended March 31, 2009, the periods from May 16, 2007 through March 31, 2008 and from April 1, 2007 through May 15, 2007, the three months ended March 31, 2007 and the year ended December 31, 2006.

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

End-use Markets

Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into four end-use markets based upon similarities in end-use applications: (1) beverage and food cans; (2) construction and industrial; (3) foil products and (4) transportation. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships.

Beverage and Food Cans.  Beverage cans are the single largest aluminum rolled products application, accounting for approximately 23% of total worldwide shipments in the calendar year ended December 31,

2008, according to market data from Commodity Research Unit International Limited (CRU), an independent business analysis and consultancy group focused on the mining, metals, power, cables, fertilizer and chemical sectors. Beverage and food cans is also our largest end-use market, making up 56% and 51% of total shipments for the years ended March 31, 2009 and 2008, respectively. The recyclability of aluminum cans enables them to be used, collected, melted and returned to the original product form many times, unlike steel, paper or polyethylene terephthalate plastic (PET plastic), which deteriorate with every iteration of recycling. Aluminum beverage cans also offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost efficient to ship.

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

Competition

The aluminum rolled products market is highly competitive. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors are as follows:

North America	Asia

Alcoa, Inc. (Alcoa)	Furukawa-Sky Aluminum Corp.
Aleris International, Inc. (Aleris)	Sumitomo Light Metal Company, Ltd.
Arco Aluminium, (a subsidiary of BP plc)	Southwest Aluminum Co. Ltd.
Norandal Aluminum	Kobe Steel Ltd.
Wise Metal Group LLC	Alcoa
Rio Tinto Alcan Inc.

Europe	South America

Hydro A.S.A.	Companhia Brasileira de Alumínio
Rio Tinto Alcan Inc.	Alcoa
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

Substitution Trends.  Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. For example, in North America, competition from PET plastic containers and glass bottles, and changes in marketing channels and consumer preferences in beverage containers, have, in recent years, reduced the growth rate of aluminum can sheet in North America from the high rates experienced in the 1970s and 1980s. Historically, despite changes in consumer preferences, North American aluminum beverage can shipments have remained at approximately 100 billion cans per year since 1994 according to the Can Manufacturers Institute. For the calendar year ended December 31, 2008, North American aluminum beverage can shipments have declined by approximately 2.8% to 97.4 billion cans mainly due to a decline in carbonated soft drinks.

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

Our Business Strategy

Our primary objective is to deliver value by being the most innovative and profitable aluminum rolled products company in the world. We intend to achieve this objective through the following areas of focus:

Expand our global leadership position in can sheet, automotive sheet and recycling

•	Build upon our leadership in these three growth markets where our global manufacturing footprint is a distinct advantage. In can stock we are the number one producer in all of our regions, with continued growth in developing markets such as Asia, South America and Eastern Europe. The automotive market has great future potential and Novelis is the only company capable of producing exterior body sheet in both Europe and North America. In the recycling business, we are the largest processor of used beverage cans, recycling approximately 39 billion cans in fiscal 2009. We are striving to increase the availability of recycled metal to meet the growing demand for sustainable packaging.

Grow our premium product portfolio

•	Improve our product mix and margins by leveraging our assets and technical capabilities into products and markets that have higher margins, stability, barriers to entry and growth.

•	Grow through the development of innovative products and processes.

Drive constant improvement in our operations as a globally integrated company

•	Drive improvement towards global standards of excellence, specifically in areas of finance, risk management, procurement, and manufacturing. Through our business systems, we will achieve seamless alignment of goals, methods and metrics across the organization.

Our Operating Segments

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America. The following is a description of our operating segments:

•	North America. Headquartered in Cleveland, Ohio, this segment manufactures aluminum sheet and light gauge products and operates 11 plants, including two fully dedicated recycling facilities, in two countries.

•	Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and foil products and operates 14 plants, including one recycling facility, in six countries.

•	Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

•	South America. Headquartered in Sao Paulo, Brazil, this segment comprises bauxite mining, aluminum smelting operations, power generation, aluminum sheet and light gauge products and operates four plants in Brazil.

The table below shows Net sales and total shipments by segments as a percentage of our consolidated Net sales and consolidated total shipments (all amounts in millions, except shipments, which are in kt). For additional financial information related to our operating segments, see Note 21 — Segment, Geographical Area and Major Customer Information in the accompanying consolidated financial statements.

		May 16,	April 1,
		2007	2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31,	March 31,	May 15,	March 31,	December 31,
	2009	2008	2007	2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Consolidated
Net sales(A)	$10,177	$9,965	$1,281	$2,630	$9,849
Total shipments	2,943	2,787	363	772	3,123
North America
Net sales	38.6%	36.6%	34.8%	35.2%	37.5%
Total shipments	37.6%	37.0%	36.9%	37.0%	39.4%
Europe
Net sales	36.4%	38.4%	39.8%	40.2%	36.8%
Total shipments	34.3%	34.9%	36.4%	37.2%	34.4%
Asia
Net sales	15.1%	16.1%	16.9%	15.7%	17.2%
Total shipments	15.6%	16.9%	16.3%	15.2%	16.5%
South America
Net sales	9.9%	8.9%	8.5%	8.9%	8.8%
Total shipments	12.4%	11.2%	10.4%	10.6%	9.8%

(A)	Consolidated Net sales include the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. These Net sales were $14 million, $5 million, and $17 million, for the year ended March 31, 2009, the period from May 16, 2007 through March 31, 2008 and for the year ended December 31, 2006, respectively. There were less than $1 million of Net sales from our non-consolidated affiliates in each of the periods from April 1, 2007 through May 15, 2007, and the three months ended March 31, 2007.

We have highly automated, flexible and advanced manufacturing capabilities in operating facilities around the globe. In addition to the aluminum rolled products plants, our South America segment operates bauxite mining, alumina refining, hydro-electric power plants and smelting facilities. We believe our facilities have the assets required for efficient production and are well managed and maintained. For a further discussion of financial information by geographic area, refer to Note 21 — Segment, Geographical Area and Major Customer Information to our consolidated financial statements.

North America

Through 11 aluminum rolled products facilities, including two fully dedicated recycling facilities as of March 31, 2009, North America manufactures aluminum sheet and light gauge products. Important end-use applications for this segment include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

The majority of North America’s efforts are directed towards the beverage can sheet market. The beverage can end-use application is technically demanding to supply and pricing is competitive. We believe we have a competitive advantage in this market due to our low-cost and technologically advanced manufacturing facilities and technical support capability. Recycling is important in the manufacturing process and we have five facilities in North America that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from used beverage cans and the material is cast into sheet ingot for North America’s two can sheet production plants (at Logan, Kentucky and Oswego, New York).

In June 2008, we closed our Louisville, Kentucky plant where we produced light gauge converter foil products.

Europe

Europe produces value-added sheet and foil products through 14 operating plants as of March 31, 2009, including one recycling facility.

Europe serves a broad range of aluminum rolled product end-use applications including: construction and industrial; beverage and food can; foil and technical products; lithographic; automotive and other. Beverage and food represent the largest end-use market in terms of shipment volume by Europe.

Europe also has foil packaging facilities at six locations, and in addition to rolled product plants, has distribution centers in Italy and France together with sales offices in several European countries. In April 2009, we closed the distribution center in France.

In March 2009, we announced the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K. The facility ceased operations in April 2009.

Asia

Asia operates three manufacturing facilities as of March 31, 2009 and manufactures a broad range of sheet and light gauge products. End-use applications include beverage and food cans, foil, electronics and construction and industrial products. The beverage can market represents the largest end-use application in terms of volume. Recycling is an important part of our Korean operations with recycling facilities at both the Ulsan and Yeongju facilities.

We believe that Asia is well-positioned to benefit from further economic development in China as well as other parts of Asia.

South America

South America operates two rolling plants, two primary aluminum smelters, and hydro-electric power plants as of March 31, 2009, all of which are located in Brazil. South America manufactures various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation and packaging end-use markets. More than 80% of our shipments for the past two years were in the beverage and food can market.

The primary aluminum operations in South America include a mine, refinery and smelters used by our Brazilian aluminum rolled products operations, with any excess production being sold on the market in the form of aluminum billets. South America generates a portion of its own power requirements.

In May 2009, we ceased the production of alumina at our Ouro Preto facility in Brazil.

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

Aluminum

We obtain aluminum from a number of sources, including the following:

Primary Aluminum Sourcing.  We purchased or tolled approximately 1,820 kt of primary aluminum in fiscal 2009 in the form of sheet ingot, standard ingot and molten metal, as quoted on the London Metal Exchange (LME), approximately 41% of which we purchased from Rio Tinto Alcan. Following our spin-off from Alcan, we have continued to purchase aluminum from Alcan pursuant to the metal supply agreements described under “Item 1. Arrangements Between Novelis and Alcan.” Our primary aluminum contracts with Alcan were renegotiated and the amended agreements took effect on January 1, 2008.

Primary Aluminum Production.  We produced approximately 103 kt of our own primary aluminum requirements in fiscal 2009 through our smelter and related facilities in Brazil.

Recycled Aluminum Products.  We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we take recycled processed material from their fabricating activity and re-melt, cast and roll it to re-supply them with aluminum sheet. Other sources of recycled material include lithographic plates, where over 90% of aluminum used is recycled, and products with longer lifespans, like cars and buildings, which are just starting to become high volume sources of recycled material. We purchased or tolled approximately 1,025 kt of recycled material inputs in fiscal 2009.

The majority of recycled material we re-melt is directed back through can-stock plants. The net effect of these activities in terms of total shipments of rolled products is that approximately 32% of our aluminum rolled products production for fiscal 2009 was made with recycled material.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In fiscal 2009, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the purchase of derivative instruments. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.

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

Our Customers

Although we provide products to a wide variety of customers in each of the markets that we serve, we have experienced consolidation trends among our customers in many of our key end-use markets. In fiscal 2009, approximately 45% of our total net sales were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Agfa-Gevaert N.V.	Daching Holdings Limited
Alcan’s packaging business group	Lotte Aluminum Co. Ltd.
Anheuser-Busch Companies, Inc.	Kodak Polychrome Graphics GmbH
Affiliates of Ball Corporation	Impress
BMW Group	Pactiv Corporation
Can-Pack S.A.	Rexam Plc
Various bottlers of the Coca-Cola system	Ryerson Inc.
Crown Cork & Seal Company, Inc.	Tetra Pak Ltd.

In our single largest end-use market, beverage can sheet, we sell directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we also operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us. Among these umbrella agreements is an agreement, referred to as the CC agreement, with several North American bottlers of Coca-Cola branded products, including Coca-Cola Bottlers’ Sales and Services. Under the CC agreement, we shipped approximately 352 kt of beverage can sheet (including tolled metal) during fiscal 2009. These shipments were made to, and we received payment from, our direct customers, being the beverage can fabricators that sell beverage cans to the Coca-Cola associated bottlers. Under the CC agreement, bottlers in the Coca-Cola system may join the CC agreement by committing a specified percentage of the can sheet required by their can fabricators to us.

Purchases by Rexam Plc and its affiliates represented approximately 17%, 15%, 14%, 16%, and 14% of our total net sales for the year ended March 31, 2009, the period from May 16, 2007 through March 31, 2008; the period from April 1, 2007 through May 15, 2007; the three months ended March 31, 2007; and the year ended December 31, 2006, respectively.

Distribution and Backlog

We have two principal distribution channels for the end-use markets in which we operate: direct sales and distributors. Approximately 93%, 90%, 91%, 89%, and 87% of our total net sales were derived from direct sales to our customers and approximately 7%, 10%, 9%, 11%, and 13% of our total net sales were derived from distributors for the year ended March 31, 2009, the period from May 16, 2007 through March 31, 2008; the period from April 1, 2007 through May 15, 2007; the three months ended March 31, 2007; and the year ended December 31, 2006, respectively.

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

		May 16,	April 1,	Three
		2007	2007	Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31,	March 31,	May 15,	March 31,	December 31,
	2009	2008	2007	2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Research and development expenses	$41	$46	$6	$8	$40

We conduct research and development activities at our plants in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 200 employees dedicated to research and development, located in many of our plants and research center.

Our Employees

As of March 31, 2009, we had approximately 12,300 employees. Approximately 5,800 are employed in Europe, approximately 3,000 are employed in North America, approximately 1,500 are employed in Asia and approximately 2,000 are employed in South America and other areas. Approximately 70% of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of different durations. We believe that we have good labor relations in all our operations and have not experienced a significant labor stoppage in any of our principal operations during the last decade.

Intellectual Property

In connection with our spin-off, Alcan has assigned or licensed to us a number of important patents, trademarks and other intellectual property rights owned or previously owned by Alcan and required for our business. Ownership of certain intellectual property that is used by both us and Alcan is owned by one of us, and licensed to the other. Certain specific intellectual property rights, which have been determined to be exclusively useful to us or which were required to be transferred to us for regulatory reasons, have been assigned to us with no license back to Alcan.

We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, we apply for patents in the appropriate jurisdictions, including the United States and Canada. We currently hold patents and patent applications on approximately 190 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.

We have applied for or received registrations for the “Novelis” word trademark and the Novelis logo trademark in approximately 50 countries where we have significant sales or operations. Novelis uses the Aditya Birla Rising Sun logo under license from Aditya Birla Management Corporation Private Limited.

We have also registered the word “Novelis” and several derivations thereof as domain names in numerous top level domains around the world to protect our presence on the World Wide Web.

Environment, Health and Safety

We own and operate numerous manufacturing and other facilities in various countries around the world. Our operations are subject to environmental laws and regulations from various jurisdictions, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the remediation of contaminated sites, post-mining reclamation and restoration of natural resources, and employee health and safety. Future environmental regulations may be expected to impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements. The cost of meeting these requirements may be significant. Failure to comply with such laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions and other orders, including orders to cease operations.

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding our liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

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

We expect that our total expenditures for capital improvements regarding environmental control facilities for the year ending March 31, 2010 will be approximately $12 million.

Arrangements Between Novelis and Alcan

In connection with our spin-off from Alcan, we entered into a number of ancillary agreements with Alcan governing certain terms of our spin-off as well as various aspects of our relationship with Alcan following the spin-off. These ancillary agreements include:

Transitional Services and Similar Agreements.  Pursuant to a collection of approximately 130 individual transitional services agreements, Alcan has provided to us and we have provided to Alcan, as applicable, on an interim, transitional basis, various services, including, but not limited to, treasury administration, selected benefits administration functions, employee compensation and information technology services. The agreed upon charges for these services generally allow us or Alcan, as applicable, to recover fully the allocated costs of providing the services, plus all out-of-pocket costs and expenses plus a margin of five percent. No margin is added to the cost of services supplied by external suppliers. The majority of the individual service agreements, which began on the spin-off date, terminated on or prior to December 31, 2005. However, we had a continuing agreement with Alcan through 2008 to use certain information technology hosting services to support our financial accounting systems for the Nachterstedt and Goettingen plants.

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

Alumina Supply Agreements.  We have entered into a ten-year alumina supply agreement with Alcan pursuant to which we purchase from Alcan, and Alcan supplies to us, alumina for our primary aluminum smelter located in Aratu, Brazil. The annual quantity of alumina to be supplied under this agreement is between 85 kt and 126 kt. In addition, an alumina supply agreement between Alcan and Novelis Deutschland GmbH that was in effect prior to the spin-off remains in effect following the spin-off.

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

Risks Related to our Business and the Market Environment

Economic conditions could continue to materially adversely affect our financial condition, results of operations, and liquidity.

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

The deterioration of global economic conditions combined with rapidly declining aluminum prices from a peak of $3,292 per tonne in July 2008 to $1,365 per tonne on March 31, 2009 have placed pressure on our short-term liquidity. In the near term, our forecast indicates our liquidity position will be tight, but adequate as we settle outstanding derivative positions. However, our liquidity needs could increase due to the unpredictability of current market conditions and their potential effect on customer credit, future derivative settlements, future sales volume, our credit, or other matters. As a result, management has undertaken a number of activities to generate cash in the near term as well as implement changes in our cost structure that will benefit our liquidity in the long-term.

In addition, we use various derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. The current financial turmoil affecting the banking system and financial markets could affect whether the counterparties to our derivative instruments are able to honor their agreements. We may be exposed to losses in the future if the counterparties to our derivative instruments fail to honor their agreements. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2009 consolidated balance sheet.

Certain of our customers are significant to our revenues, and we could be adversely affected by changes in the business or financial condition of these significant customers or by the loss of their business.

Our ten largest customers accounted for approximately 45%, 45%, 47%, 43% and 43% of our total net sales for the year ended March 31, 2009; the period from May 16, 2007 through March 31, 2008; the period from April 1, 2007 to May 15, 2007; the three months ended March 31, 2007; and the year ended December 31, 2006, respectively, with Rexam Plc and its affiliates representing approximately 17%, 15%, 14%, 16% and 14% of our total net sales in the respective periods. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations or cash flows. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations or cash flows could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Item 1. Business — Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations or cash flows could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to obtain cost savings and other benefits.

Our profitability or cash flows could be adversely affected by our inability to pass through metal price increases due to metal price ceilings in certain of our sales contracts.

Prices for metal are volatile, have been impacted by recent structural changes in the market, and may increase from time to time. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium” price based on the conversion cost to produce the rolled product and the competitive market conditions for that product. Sales contracts representing 257 kt and 300 kt of our fiscal 2009 and 2008 shipments, respectively, contained a ceiling over which metal prices could not be contractually passed through to certain customers, unless adjusted. This negatively impacted our margins and operating cash flows when the price we paid for metal was above the ceiling price contained in these contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

During the years ended March 31, 2009, 2008 and 2007, we were unable to pass through approximately $176 million, $230 million and $460 million, respectively, of metal purchase costs associated with sales under these contracts. As a result of falling LME prices and based on a March 31, 2009 aluminum price of $1,365 per tonne, there is no unfavorable revenue or cash flow impact estimated through December 31, 2009 when these contracts expire. However, if metal prices increase above the metal price ceiling, our margins and operating cash flows will be negatively impacted.

Our efforts to mitigate the risk of rising metal prices may not be effective.

We employ the following strategies to manage and mitigate the risk associated with metal price ceilings and rising prices that we cannot pass through to certain customers:

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

these instruments, we will continue to incur cash losses related to these contracts even if LME remains below the ceiling price. As of March 31, 2009 the fair value of the liability associated with these derivative instruments was $141 million.

Our results and cash flows can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers.

In some of our contracts there is a timing difference between the metal prices we pay under our purchase contracts and the metal prices we charge our customers. As a result, changes in metal prices impact our results, since during such periods we bear the additional cost or benefit of metal price changes, which could have a material effect on our profitability and cash flows.

Our operations consume energy and our profitability or cash flows may decline if energy costs were to rise, or if our energy supplies were interrupted.

We consume substantial amounts of energy in our rolling operations, our cast house operations and our Brazilian smelting operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including:

•	increases in costs of natural gas;

•	significant increases in costs of supplied electricity or fuel oil related to transportation;

•	interruptions in energy supply due to equipment failure or other causes;

•	the inability to extend energy supply contracts upon expiration on economical terms; and

•	the inability to pass through energy costs in certain sales contracts.

If energy costs were to rise, or if energy supplies or supply arrangements were disrupted, our profitability or cash flows could decline.

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

Our substantial indebtedness could adversely affect our business and therefore make it more difficult for us to fulfill our obligations under our Credit Agreements and our Senior Notes.

On July 6, 2007, we entered into new senior secured credit facilities (Credit Agreements) providing for aggregate borrowings of up to $1.76 billion. The Credit Agreements consist of (1) a $960 million seven-year Term Loan facility (Term Loan facility) and (2) an $800 million five year multi-currency asset-based revolving credit line and letter of credit facility (ABL facility). As of March 31, 2009, we had total indebtedness of $2.8 billion, including our $1.1 billion of senior unsecured debt securities (Senior Notes) (excluding unamortized fair value adjustments recorded as a result of the Arrangement). Our substantial indebtedness and interest expense could have important consequences to our Company and holders of our Senior Notes, including:

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

The covenants in our Credit Agreements and the indenture governing our Senior Notes impose significant operating and financial restrictions on us.

The Credit Agreements and the indenture governing the Senior Notes impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:

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

The Credit Agreements also contains various affirmative covenants, with which we are required to comply.

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

A deterioration of our financial position or a downgrade of our ratings for any reason could increase our borrowing costs and have an adverse effect on our business relationships with customers, suppliers and hedging counterparties. From time to time, we enter into various forms of hedging activities against currency or metal price fluctuations and trade metal contracts on the LME. Financial strength and credit ratings are important to the availability and pricing of these hedging and trading activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities, and changes to our level of indebtedness may make it more difficult or costly for us to engage in these activities in the future.

Adverse changes in currency exchange rates could negatively affect our financial results or cash flows and the competitiveness of our aluminum rolled products relative to other materials.

Our businesses and operations are exposed to the effects of changes in the exchange rates of the U.S. dollar, the euro, the British pound, the Brazilian real, the Canadian dollar, the Korean won and other currencies. We have implemented a hedging policy that attempts to manage currency exchange rate risks to an acceptable level based on our management’s judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully or completely eliminate the effects of currency exchange rate fluctuations which could have a material adverse effect on our financial results or cash flows.

We prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies, primarily the euro, the Korean won and the Brazilian real. Changes in exchange rates will result in increases or decreases in our reported costs and earnings, and may also affect the book value of our assets located outside the U.S.

Most of our facilities are staffed by a unionized workforce, and union disputes and other employee relations issues could materially adversely affect our financial results.

Approximately 70% of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial results.

Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in countries where we have operations or sell products.

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including Brazil, Korea and Malaysia, and we market our products in these countries, as well as China and certain other countries in Asia, the Middle East and emerging markets in South America. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results or cash flows.

We could be adversely affected by disruptions of our operations.

Breakdown of equipment or other events, including catastrophic events such as war or natural disasters, leading to production interruptions in our plants could have a material adverse effect on our financial results or cash flows. Further, because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, those customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. We may incur costs to correct any of these problems, in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed, resulting in a loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses.

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

In conjunction with this Annual Report on Form 10-K for the year ended March 31, 2009 and under the authorization and direction of our Audit Committee, management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 and determined that a material weakness relating to the application of purchase accounting for an equity method investee including related income tax accounts has been identified.

Loss of our key management and other personnel, or an inability to attract such management and other personnel, could adversely impact our business.

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

Most of our pension obligations relate to funded defined benefit pension plans for our employees in the U.S., the U.K. and Canada, unfunded pension benefits in Germany, and lump sum indemnities payable to our employees in France, Italy, Korea and Malaysia upon retirement or termination. Our pension plan assets consist primarily of funds invested in listed stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Our results of operations, liquidity or shareholders’ equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits.

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

Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly own. These entities include our Norf, Germany and Logan, Kentucky joint ventures, as well as our majority-owned Korean and Malaysian subsidiaries. Our Malaysian subsidiary is a public company whose shares are listed for trading on the Bursa Malaysia Securities Berhad. Under the governing documents or agreements of securities laws applicable to or stock exchange listing rules relative to certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. In addition, we do not solely determine certain key matters, such as the timing and amount of cash distributions from these entities. As a result, our ability to generate cash from these entities may be more restricted than if they were wholly-owned entities.

We have supply agreements with Alcan for a portion of our raw materials requirements. If Alcan is unable to deliver sufficient quantities of these materials or if it terminates these agreements, our ability to manufacture products on a timely basis could be adversely affected.

The manufacture of our products requires sheet ingot that has historically been, in part, supplied by Alcan. For the year ended March 31, 2009, we purchased the majority of our third party sheet ingot requirements from Alcan’s primary metal group. In connection with the spin-off, we entered into metal supply agreements with Alcan upon terms and conditions substantially similar to market terms and conditions for the continued purchase of sheet ingot from Alcan, which were amended in March 2008. If Alcan is unable to deliver sufficient quantities of this material on a timely basis or if Alcan terminates one or more of these agreements, our production may be disrupted and our net sales, profitability and cash flows could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers for that portion of our raw material requirements we expect to be supplied by Alcan could be time consuming and expensive.

Our continuous casting operations at our Saguenay Works, Canada facility depend upon a local supply of molten aluminum from Alcan. For the fiscal year ended March 31, 2009, Alcan’s primary metal group supplied 863 kt of such material to us, representing approximately 20% of the molten aluminum used at Saguenay Works. In connection with the spin-off, we entered into a metal supply agreement on terms determined primarily by Alcan for the continued purchase of molten aluminum from Alcan. If this supply were to be disrupted, our Saguenay Works production could be interrupted and our net sales, profitability and cash flows materially adversely affected.

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

The termination of any of these agreements could deprive any potential acquirer of certain services, resources or rights necessary to the conduct of our business. Replacement of these assets could be difficult or impossible, resulting in a material adverse effect on our business operations, net sales, profitability and cash flows. In addition, the potential termination of these agreements could prevent us from entering into future business transactions such as acquisitions or joint ventures at terms favorable to us or at all.

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

Risks Related to Our Industry

We face significant price and other forms of competition from other aluminum rolled products producers, which could hurt our results of operations or cash flows.

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

Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, either of which could have a material adverse effect on our financial results or cash flows.

The end-use markets for certain of our products are highly competitive and customers are willing to accept substitutes for our products.

The end-use markets for certain aluminum rolled products are highly competitive. Aluminum competes with other materials, such as steel, plastics, composite materials and glass, among others, for various applications, including in beverage and food cans and automotive end-use applications. In the past, customers have demonstrated a willingness to substitute other materials for aluminum. For example, changes in consumer preferences in beverage containers have increased the use of polyethylene terephthalate plastic (PET plastic) containers and glass bottles in recent years. These trends may continue. The willingness of customers to accept substitutes for aluminum products could have a material adverse effect on our financial results or cash flows.

A downturn in the economy could have a material adverse effect on our financial results or cash flows.

Certain end-use applications for aluminum rolled products, such as construction and industrial and transportation applications, experience demand cycles that are highly correlated to the general economic environment, which is sensitive to a number of factors outside our control. A recession or a slowing of the economy in any of the geographic segments in which we operate, including China where significant economic growth is expected, or a decrease in manufacturing activity in industries such as automotive, construction and packaging and consumer goods, could have a material adverse effect on our financial results or cash flows. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

The seasonal nature of some of our customers’ industries could have a material adverse effect on our financial results or cash flows.

The construction industry and the consumption of beer and soda are sensitive to weather conditions and as a result, demand for aluminum rolled products in the construction industry and for can feedstock can be seasonal. Our quarterly financial results could fluctuate as a result of climatic changes, and a prolonged series of cold summers in the different regions in which we conduct our business could have a material adverse effect on our financial results or cash flows.

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate, and we may be exposed to substantial environmental, health and safety costs and liabilities.

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, post-mining reclamation and working conditions for our employees. Some environmental laws, such as Superfund and comparable laws in U.S. states and other jurisdictions worldwide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct.

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

We have established reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital expenditures, any of which could have a material adverse effect on our financial condition, results or cash flows. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell property, receive full value for a property or use a property as collateral for a loan.

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

Our executive offices are located in Atlanta, Georgia. We have 32 operating facilities, one research facility and several market-focused innovation centers in 11 countries as of March 31, 2009. We believe our facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. Our principal properties and assets have been pledged to banks pursuant to our senior secured credit facilities, as described in “Description of Material Indebtedness.”

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2009.

North America

Location	Plant Processes	Major End-Use Markets/Applications

Berea, Kentucky	Recycling	Recycled ingot
Burnaby, British Columbia	Finishing	Foil containers
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling	Recycled ingot
Kingston, Ontario	Cold rolling, finishing	Automotive, construction/industrial
Logan, Kentucky(i)	Hot rolling, cold rolling, finishing, recycling	Can stock
Louisville, Kentucky(ii)	Cold rolling, finishing	Foil, converter foil
Oswego, New York	Novelis Fusiontm casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, semi-finished coil
Saguenay, Quebec	Continuous casting, recycling	Semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Toronto, Ontario	Finishing	Foil, foil containers
Warren, Ohio	Coating	Can end stock

(i)	We own 40% of the outstanding common shares of Logan Aluminum Inc., but we have made subsequent equipment investments such that we now have rights to approximately 64% of Logan’s total production capacity.

(ii)	The Louisville, Kentucky plant was closed in June 2008.

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

The Logan, Kentucky facility is a processing joint venture between us and Arco Aluminum Inc. (ARCO), a subsidiary of BP plc. Our equity investment in the joint venture is 40%, while ARCO holds the remaining 60% interest. Subsequent equipment investments have resulted in us now having access to approximately 64% of Logan’s total production capacity. Logan, which was built in 1985, is the newest and largest hot mill in North America. Logan operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. Logan is a dedicated manufacturer of aluminum sheet products for the can stock market with modern equipment, an efficient workforce and product focus. A portion of the can end stock is coated at North America’s Warren, Ohio facility, in addition to Logan’s on-site coating assets. Together with ARCO, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the transformed products. All of the fixed assets at Logan are directly owned by us and ARCO in varying ownership percentages or solely by each party. As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying consolidated financial statements, our consolidated balance sheets include our share of the assets and liabilities of Logan.

We share control of the management of Logan with ARCO through a seven-member board of directors on which we appoint four members and ARCO appoints three members. Management of Logan is led jointly by two executive officers who are subject to approval by at least five members of the board of directors.

Our Saguenay, Quebec facility operates the world’s largest continuous caster, which produces feedstock for our two foil rolling plants located in Terre Haute, Indiana; and Fairmont, West Virginia. The continuous caster was developed through internal research and development and we own the process technology. Our Saguenay facility sources molten metal under long-term supply arrangements we have with Alcan.

In June 2008, we completed the closure of our light gauge converter products facility in Louisville, Kentucky. The closure was intended to bring the capacity of our North American operations in line with local market demand.

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

Europe

Location	Plant Processes	Major End-Use Markets/Applications

Berlin, Germany	Converting	Packaging
Bresso, Italy	Finishing, painting	Painted sheet, architectural
Bridgnorth, United Kingdom	Cold rolling, finishing, converting	Foil, packaging
Dudelange, Luxembourg	Continuous casting, cold rolling, finishing	Foil
Göttingen, Germany	Cold rolling, finishing, painting	Can end, lithographic, painted sheet
Latchford, United Kingdom	Recycling	Sheet ingot from recycled metal
Ludenscheid, Germany	Cold rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing	Automotive, industrial
Norf, Germany(i)	Hot rolling, cold rolling	Can stock, foilstock, feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling	Coil for Bresso, industrial
Rogerstone, United Kingdom(ii)	Hot rolling, cold rolling	Foilstock, paintstock, reroll, industrial
Rugles, France	Continuous casting, cold rolling, finishing	Foil
Sierre, Switzerland(iii)	Novelis Fusiontm casting, hot rolling, cold rolling	Automotive sheet, industrial

(i)	Operated as a 50/50 joint venture between us and Hydro Aluminium Deutschland GmbH (Hydro).

(ii)	In March 2009, management approved the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K. The facility ceased operations in April 2009.

(iii)	We have entered into an agreement with Alcan pursuant to which Alcan retains access to the plate production capacity, which represents a portion of the total production capacity of the Sierre hot mill.

Aluminium Norf GmbH (Norf) in Germany, a 50/50 production-sharing joint venture between us and Hydro, is a large scale, modern manufacturing hub for several of our operations in Europe, and is the largest aluminum rolling mill and remelting operation in the world. Norf supplies hot coil for further processing through cold rolling to some of our other plants, including Goettingen and Nachterstedt in Germany and provides foilstock to our plants in Ohle and Ludenscheid in Germany and Rugles in France. Together with Hydro, we operate Norf as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then transferred back to the supplying party on a pre-determined cost-plus basis. The facility’s capacity is shared 50/50. We own 50% of the equity interest in Norf and Hydro owns the other 50%. We share control of the management of Norf with Hydro through a jointly-controlled shareholders’ committee. Management of Norf is led jointly by two managing executives, one nominated by us and one nominated by Hydro.

In March 2009, management approved the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K. The facility ceased operations in April 2009. The Rogerstone mill in the United Kingdom supplied Bridgnorth and other foil plants with foilstock and produced hot coil for Nachterstedt and Pieve. In addition, Rogerstone produced standard sheet and coil for the European distributor market.

The Pieve plant, located near Milan, Italy, mainly produces continuous cast coil that is cold rolled into paintstock and sent to the Bresso plant for painting and some specialist finishing. Goettingen also has a paint line as well as lines for can end, food and lithographic sheet.

The Dudelange and Rugles foil plants in Luxembourg and France utilize continuous twin roll casting equipment and are two of the few foil plants in the world capable of producing 6 micron foil for aseptic packaging applications from continuous cast material. The Sierre hot rolling plant in Switzerland, along with Nachterstedt in Germany, are Europe’s leading producers of automotive sheet in terms of shipments. Sierre also supplies plate stock to Alcan. In April 2008, we announced the commissioning of a new aluminum casthouse in Sierre and began producing multi-alloy sheet ingots in the plant using Novelis Fusiontm in August 2008.

Our recycling operation in Latchford, United Kingdom is the only major recycling plant in Europe dedicated to used beverage cans.

European operations also include Novelis PAE in Voreppe, France, which sells casthouse technology, including liquid metal treatment devices, such as degassers and filters, chill sheet ingot casters and twin roll continuous casters, in many parts of the world.

Asia

Location	Plant Processes	Major End-Use Markets/Applications

Bukit Raja, Malaysia(i)	Continuous casting, cold rolling	Construction/industrial, heavy and light gauge foils
Ulsan, Korea(ii)	Novelis Fusiontm casting, hot rolling, cold rolling, recycling	Can stock, construction/industrial, electronics, foilstock, and recycled material
Yeongju, Korea(iii)	Hot rolling, cold rolling, recycling	Can stock, construction/industrial, electronics, foilstock and recycled material

(i)	Ownership of the Bukit Raja plant corresponds to our 58% equity interest in Aluminium Company of Malaysia Berhad.

(ii)	We hold a 68% equity interest in the Ulsan plant.

(iii)	We hold a 68% equity interest in the Yeongju plant.

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

Asia also operates recycling furnaces at both its Ulsan and Yeongju facilities in Korea for the conversion of customer and third party recycled aluminum, including used beverage cans. Metal from recycled aluminum purchases represented 4% of Asia’s total shipments in fiscal 2009. In June 2008, our plant in Ulsan began the commercial production of Novelis Fusiontm.

South America

Location	Plant Processes	Major End-Use Markets/Applications

Pindamonhangaba, Brazil	Hot rolling, cold rolling, recycling	Construction/industrial, can stock, foilstock, recycled ingot, foundry ingot, forge stock
Utinga, Brazil	Finishing	Foil
Ouro Preto, Brazil(i)	Smelting	Primary aluminum (sheet ingot and billets)
Aratu, Brazil	Smelting	Primary aluminum (sheet ingot)

(i)	In May 2009, we ceased the production of alumina at our Ouro Preto facility in Brazil.

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

During fiscal 2009, we conducted bauxite mining, alumina refining, primary aluminum smelting and hydro-electric power generation operations at our Ouro Preto, Brazil facility. Our owned power generation supplies approximately 25% of our smelter needs. We also own the mining rights to bauxite reserves in the Ouro Preto, Cataguases and Carangola regions.

In May 2009, we ceased the production of alumina at our Ouro Preto facility in Brazil. The global economic crisis and the recent dramatic drop in alumina prices have made alumina production at Ouro Preto economically unfeasible. Going forward, the plant will purchase alumina through third-parties. Other activities related to the facility, including electric power generation and the production of primary aluminum metal, will continue unaffected.

We also conduct primary aluminum smelting operations at our Aratu facility in Candeias, Brazil.

Item 3.	Legal Proceedings

In connection with our spin-off from Alcan, we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Alcan for claims successfully brought against Alcan or for the defense of legal actions that arise from time to time in the normal course of our rolled products business including commercial and contract disputes, employee-related claims and tax disputes (including several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions). In addition to these assumed liabilities and contingencies, we may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity. The following describes certain environmental matters relating to our business, including those for which we assumed liability as a result of our spin-off from Alcan.

Environmental Matters

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of March 31, 2009 will be approximately $52 million. Of this amount, $31 million is included in Other long-term liabilities, with the remaining $21 million included in Accrued expenses and other current liabilities in our consolidated balance sheet as of March 31, 2009. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

The EPA filed a second cost recovery action against Novelis Corporation seeking recovery of expenses associated with the installation of an early warning and response system for potential future releases from the Butler Tunnel site. In January 2008, Novelis Corporation and the Department of Justice, on behalf of the EPA, entered into a consent decree whereby Novelis Corporation agreed to pay approximately $2 million in three installments in settlement of its liability with the U.S. government. The settlement has been fully paid.

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

On February 3, 2009, Butler Tunnel PRPs and Novelis Corporation entered into a settlement agreement resolving the contribution claims. On March 5, 2009, pursuant to these agreements, Novelis Corporation remitted its settlement payment of past costs in the amount of approximately $1 million. As part of the settlement, Novelis became a member of the PRP group. Accordingly, Novelis bears an allocated share of certain future costs in the approximate annual amount of $75,000 between 2009 and 2018 related to the costs to complete and maintain the early warning and response system at the Butler Tunnel site.

In December 2005, the United States Environmental Protection Agency (USEPA) issued a Notice of Violation (NOV) to the Company’s subsidiary, Logan Aluminum, Inc. (Logan), alleging violations of Logan’s Title V Operating Permit, which regulates emissions of air pollutants from the facility. In March 2006, the Kentucky Department of Environmental Protection (KDEP) issued a separate NOV to Logan alleging other violations of the Title V Operating Permit. In March 2009, as a result of these enforcement actions, Logan agreed to install new air pollution control equipment. Logan has also agreed to settle the USEPA NOV, including the payment of a civil penalty of $285,000. The KDEP NOV is currently subject to a Tolling Agreement with the state agency.

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

ARCO Aluminum Complaint.  On May 24, 2007, Arco Aluminum Inc. (ARCO) filed a complaint against Novelis Corporation and Novelis Inc. in the United States District Court for the Western District of Kentucky. ARCO and Novelis are partners in a joint venture rolling mill located in Logan County, Kentucky. In the complaint, ARCO alleged that its consent was required in connection with Hindalco’s acquisition of Novelis. Failure to obtain consent, ARCO alleged, put us in default of the joint venture agreements, thereby triggering certain provisions in those agreements. The provisions include a reversion of the production management at the joint venture to Logan Aluminum from Novelis, and a reduction of the board of directors of the entity that manages the joint venture from seven members (four appointed by Novelis and three appointed by ARCO) to six members (three appointed by each of Novelis and ARCO). ARCO sought a court declaration that

(1) Novelis and its affiliates are prohibited from exercising any managerial authority or control over the joint venture, (2) Novelis’ interest in the joint venture is limited to an economic interest only and (3) ARCO has authority to act on behalf of the joint venture. Alternatively, ARCO sought a reversion of the production management function to Logan Aluminum, and a change in the composition of the board of directors of the entity that manages the joint venture. Novelis filed its answer to the complaint on July 16, 2007.

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a demand for a jury. On February 14, 2008, the judge issued an order granting our motion to hold ARCO’s summary judgment motion in abeyance. Following this ruling, the joint venture continued to conduct operational, management and board activities as normal.

On June 4, 2009, ARCO and Novelis entered into a settlement agreement to address and resolve all matters at issue in the lawsuit, including the Logan Joint Venture governance issues. On June 22, 2009, the parties requested an order from the United States District Court for the Western District of Kentucky to dismiss the lawsuit with prejudice. As a result of the settlement, among other things, Novelis will retain control of the Logan board of directors, production management responsibilities will revert to Logan, and certain Novelis employees who work at Logan will become employees of Logan.

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

Subsequent to completion of the Arrangement on May 15, 2007, all of our common shares were indirectly held by Hindalco, and we became a foreign private issuer. We continue to file periodic reports under section 15(d) of the Securities and Exchange Act of 1934 because our 7.25% Senior Notes are publicly traded (see Note 12 — Debt to our accompanying consolidated financial statements).

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

The selected consolidated financial data presented below as of and for the year ended March 31, 2009; the periods May 16, 2007 through March 31, 2008 and April 1, 2007 through May 15, 2007; the three months ended March 31, 2007 and as of and for the years ended December 31, 2006, 2005 and 2004 were derived from the audited consolidated financial statements of Novelis Inc. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the respective periods and the related notes included elsewhere in this Form 10-K.

As of May 15, 2007, all of our common shares were indirectly held by Hindalco; thus, earnings per share data is not reported (in millions, except per share amounts).

		May 16,	April 1,	Three
		2007	2007	Months
	Year Ended	Through	Through	Ended
	March 31,	March 31,	May 15,	March 31,	Year Ended December 31,
	2009	2008(A)	2007(A)	2007(B)	2006	2005(C)	2004(D)
	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales	$10,177	$9,965	$1,281	$2,630	$9,849	$8,363	$7,755
Net income (loss)(E)	$(1,910)	$(20)	$(97)	$(64)	$(275)	$90	$55
Dividends per common share	$—	$—	$—	$—	$0.20	$0.36	$—

	March 31,	March 31,	March 31,	December 31,
	2009	2008	2007	2006	2005(C)	2004(D)
	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Total assets(A)	$7,567	$10,737	$5,970	$5,792	$5,476	$5,954
Long-term debt (including current portion)	$2,559	$2,575	$2,300	$2,302	$2,603	$2,737
Short-term borrowings	$264	$115	$245	$133	$27	$541
Cash and cash equivalents	$248	$326	$128	$73	$100	$31
Shareholders’/invested equity	$1,419	$3,523	$175	$195	$433	$555

(A)	On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary. The acquisition was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB 103). In the accompanying consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (FASB 141). Due to the impact of push down accounting, the Company’s consolidated financial statements and certain note presentations for the year ended March 31, 2008 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through March 31, 2008, labeled “Successor”). The accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

The consideration paid by Hindalco to acquire Novelis has been pushed down to us and allocated to the assets acquired and liabilities assumed based on our estimates of fair value, using methodologies and assumptions that we believe are reasonable. This allocation of fair value results in additional charges or income to our post-acquisition consolidated statements of operations.

(B)	On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 under the Securities Exchange Act of 1934 for transition period reporting.

(C)	The consolidated financial statements for the year ended December 31, 2005 include the results for the period from January 1 to January 5, 2005 prior to our spin-off from Alcan, in addition to the results for the period from January 6 to December 31, 2005. The combined financial results for the period from January 1 to January 5, 2005 present our operations on a carve-out accounting basis. The consolidated balance sheet as of December 31, 2005 (and subsequent periods) and the consolidated results for the period from January 6 (the date of the spin-off from Alcan) to December 31, 2005 (and subsequent periods) present our financial position, results of operations and cash flows as a stand-alone entity.

All income earned and cash flows generated by us as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to us and are included in our consolidated results for the year ended December 31, 2005, with the exception of losses of $43 million ($29 million net of tax) arising from the change in fair market value of derivative contracts, primarily with Alcan. These mark-to-market losses for the period from January 1 to January 5, 2005 were recorded in the consolidated statement of operations for the year ended December 31, 2005 and were recognized as a decrease in Owner’s net investment.

(D)	Our historical combined financial statements for the year ended December 31, 2004 have been derived from the accounting records of Alcan using the historical results of operations and historical basis of assets and liabilities of the businesses subsequently transferred to us. Management believes the assumptions underlying the historical combined financial statements are reasonable. However, the historical combined financial statements included herein may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a stand-alone company during the periods presented. Alcan’s investment in the Novelis businesses, presented as Owner’s net investment in the historical combined financial statements, includes the accumulated earnings of the businesses as well as cash transfers related to cash management functions performed by Alcan.

(E)	Net income (loss) for the year ended March 31, 2009 includes non-cash pre-tax impairment charges of $1.5 billion, pre-tax unrealized losses on derivatives instruments of $519 million, a $122 million pre-tax gain on extinguishment of debt and $95 million in pre-tax restructuring charges. For additional discussion on non-cash impairment charges, see Note 3 — Impairment of Goodwill and Investment in Affiliate in the accompanying notes to the consolidated financial statements. Restructuring charges, net for the period May 16, 2007 through March 31, 2008; April 1, 2007 through May 15, 2007; the three months ended March 31, 2007; and the years ended December 31, 2006, 2005 and 2004 were $6 million; $1 million;

$9 million; $19 million; $10 million and $20 million, respectively. For additional discussion on restructuring actions, see Note 4 — Restructuring Programs in the accompanying notes to the consolidated financial statements.

Certain non-recurring expenses were incurred related to the acquisition by Hindalco. The three months ended March 31, 2007 and the period May 16, 2007 through March 31, 2008 each include $32 million of sales transaction fees. The period May 16, 2007 through March 31, 2008 also includes $45 million of stock compensation expense related to the Arrangement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of March 31, 2009, we had operations in 11 countries on four continents: North America; South America; Asia and Europe, through 32 operating plants, one research facility and several market-focused innovation centers. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

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

BACKGROUND AND BASIS OF PRESENTATION

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

As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying condensed consolidated financial statements, the Arrangement was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances. Accordingly, in the accompanying consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with FASB Statement No. 141, Business Combinations (FASB 141). Due to the impact of push down accounting, the Company’s consolidated financial statements and certain note presentations separate the Company’s presentation into two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the periods up to, and including, the May 15, 2007 acquisition date (labeled “Predecessor”) and (2) the periods after that date (labeled “Successor”). The accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Combined Financial Results of the Predecessor and Successor

For purposes of management’s discussion and analysis of the results of operations in this Form 10-K, we combined the results of operations for the period ended May 15, 2007 of the Predecessor with the period ended March 31, 2008 of the Successor. We believe the combined results of operations for the year ended March 31, 2008 (fiscal 2008) provide management and investors with a more meaningful perspective on Novelis’ financial and operational performance than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing segment information and sources and uses of cash for the year ended March 31, 2008.

The combined results of operations are non-GAAP financial measures, do not include any proforma assumptions or adjustments and should not be used in isolation or substitution of Predecessor and Successor results. Shown below are combining schedules of (1) shipments and (2) our results of operations for periods allocable to the Successor, Predecessor and the combined presentation for the year ended March 31, 2008 that we use throughout the discussion of results from operations.

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31,	May 15,	March 31,
	2008	2007	2008
	Successor	Predecessor	Combined
Shipments (kt)(A):
Rolled products(B)	2,640	348	2,988
Ingot products(C)	147	15	162

Total shipments	2,787	363	3,150

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	Rolled products include tolling (the conversion of customer-owned metal).

(C)	Ingot products include primary ingot in Brazil, foundry products in Korea and Europe, secondary ingot in Europe and other miscellaneous recyclable aluminum.

	May 16, 2007	April 1, 2007
	Through	Through
	March 31,	May 15,	Year Ended
	2008	2007	March 31, 2008
	Successor	Predecessor	Combined
Results of Operations (in millions)
Net sales	$9,965	$1,281	$11,246

Cost of goods sold (exclusive of depreciation and amortization shown below)	9,042	1,205	10,247
Selling, general and administrative expenses	319	95	414
Depreciation and amortization	375	28	403
Research and development expenses	46	6	52
Interest expense and amortization of debt issuance costs	191	27	218
Interest income	(18)	(1)	(19)
Gain on change in fair value of derivative instruments, net	(22)	(20)	(42)
Restructuring charges, net	6	1	7
Equity in net income of non-consolidated affiliates	(25)	(1)	(26)
Other (income) expenses, net	(6)	35	29

	9,908	1,375	11,283

Income (loss) before income taxes and minority interests’ share	57	(94)	(37)
Income tax provision	(73)	(4)	(77)

Loss before minority interests’ share	(16)	(98)	(114)
Minority interests’ share	(4)	1	(3)

Net loss	$(20)	$(97)	$(117)

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 under the Securities Exchange Act of 1934 for transition period reporting. Accordingly, the accompanying consolidated and combined financial statements present our financial position as of March 31, 2009 and 2008; and the results of our operations, cash flows and changes in shareholder’s equity for the following periods: year ended March 31, 2009 (Successor); May 16, 2007 through March 31, 2008 (Successor); April 1, 2007 through May 15, 2007 (Predecessor) (on a combined basis, fiscal year ended March 31, 2008); the three months ended March 31, 2007; and the year ended December 31, 2006.

Throughout Management’s Discussion and Analysis (MD&A), data for all periods, except as of and for the year ended March 31, 2007, are derived from our audited consolidated and combined financial statements included in this Annual Report on Form 10-K. All data as of and for the year ended March 31, 2007 are derived from our unaudited condensed consolidated financial statements included in our transition period ended March 31, 2007 and our Quarterly Report on Form 10-Q for the period ended December 31, 2007.

CURRENT YEAR HIGHLIGHTS

The decrease in sales volumes relating to the deterioration of global economic conditions had a significant impact on our results of operations and liquidity during the second half of fiscal 2009. Key factors that impacted these results are discussed briefly below and are discussed in further detail throughout the MD&A and Segment Review.

•	We reported a net loss of $1.9 billion for the year ended March 31, 2009, which includes non-cash impairment charges of $1.5 billion, unrealized losses on derivatives instruments of $519 million, $95 million in restructuring charges and a $122 million gain on a debt exchange transaction, compared to a loss of $117 million for the corresponding period in fiscal 2008. The prior year loss included $45 million of stock compensation expense and $32 million of transaction fees associated with Hindalco’s acquisition of Novelis.

•	Impairment charges made to goodwill and investments in affiliates totaling $1.5 billion reflect the global economic environment and the related market increase in the cost of capital.

•	The unrealized loss on derivative instruments for fiscal 2009 was $519 million, compared to a $3 million loss in the prior year period. We use derivative instruments to hedge forecasted purchases of aluminum and other commodities and related foreign currency exposures. This loss primarily reflects the drop in the price of aluminum during the current year from $3,292 per tonne in July 2008 to $1,365 per tonne at March 31, 2009. With the exception of losses associated with metal prices ceilings, we expect an offsetting benefit once the related sales volumes have been shipped.

•	Shipments of flat rolled products decreased 7% in the current year to 2,770 kt from 2,988 kt in the prior year period. Shipments to automotive, construction and industrial companies were significantly impacted by the economic downturn in the second half of fiscal 2009, while can sheet shipments remain stable in most regions.

•	Inventory levels were effectively managed despite slowing business conditions. Metal inventories as of March 31, 2009 totaled 299 kt, down 22% versus March 31, 2008 levels.

BUSINESS AND INDUSTRY CLIMATE

Global economic trends impact the Company, and there is a large amount of uncertainty with regard to economic trends and the timing of recovery. On an overall basis, markets in North America, Europe and Asia experienced significant economic downturns in the past year. Consumer confidence is low and credit remains tight in most global markets. The impact of demand reductions for flat rolled products varies for each region based upon the nature of the industry sectors in which we operate. In general, can shipments have remained relatively stable while construction, automotive and other industrial production markets experienced significant declines in demand during the second half of our 2009 fiscal year.

As discussed in further detail in Segment Review, we have taken a number of actions to adjust our metal intake, cut back on production and reduce fixed costs which will effectively manage our working capital.

•	We reduced labor and overhead costs in all regions through capacity and staff reductions, including the closure of our Rogerstone facility in the United Kingdom, and staff reductions in the United States, Germany, France, Brazil and South Korea. We ceased operations at our alumina refinery in Brazil effective May 2009. We also implemented a salary freeze and a hiring freeze for all but the most critical positions. We believe we will begin to benefit from these actions in the coming months.

•	We have reduced capital spending with a focus on preserving maintenance and safety.

•	We worked to lower pricing from suppliers of commodity goods and services.

The average and closing prices based upon the London Metal Exchange (LME) for aluminum for the years ended March 31, 2009, 2008 and 2007 are as follows:

				Percent Change
				Year Ended	Year Ended
				March 31, 2009	March 31, 2008
	Year Ended March 31,			versus	versus
London Metal Exchange Prices	2009	2008	2007	March 31, 2008	March 31, 2007
	Successor	Combined	Predecessor

Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of period	$1,365	$2,935	$2,792	(53.5)%	5.1%
Average cash price during period	$2,234	$2,624	$2,665	(14.9)%	(1.5)%

LME prices for aluminum (LME prices) rose to a peak of $3,292 per tonne in July 2008, but have significantly declined since the high point due to falling demand for primary aluminum. Prices closed at $1,365 per tonne at March 31, 2009, after hitting a low of $1,254 per tonne in February 2009. Aluminum prices have subsequently increased to $1,383 per tonne as of May 31, 2009.

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium” price on the conversion cost to produce the rolled product which reflects, among other factors, the competitive market conditions for that product.

A key component of our conversion model is the use of derivative instruments on projected aluminum requirements to preserve our conversion margin. We enter into forward metal purchases simultaneous with the sales contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. We also enter into forward metal purchases, aluminum futures and options to hedge our exposure to rising metal prices and sales contracts with metal price ceilings. Additionally, we sell short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with the metal price lag.

Rapidly declining LME prices had the following impacts on our business during the second half of fiscal 2009:

•	Our products have a price structure based upon the LME price. Decreases in the LME price reduce net sales, cost of goods sold and working capital.

•	Unrealized losses were recorded for the change in the fair value of metal derivative instruments. The offsetting benefit from fixed forward price billings to customers will not be recognized until the related sales volume are delivered.

•	We paid cash to brokers to settle derivative contracts in advance of billing and collecting cash from our customers, which negatively impacted our liquidity position. This typically ranges from 30 to 60 days.

Metal Price Ceilings

Sales contracts representing approximately 257 kt and 300 kt of our fiscal 2009 and 2008 shipments, respectively, contained a ceiling over which metal prices could not be contractually passed through to certain customers. This negatively impacted our margins and operating cash flows when the price we paid for metal was above the ceiling price contained in these contracts. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

During the years ended March 31, 2009, 2008 and 2007, we were unable to pass through approximately $176 million, $230 million and $460 million, respectively, of metal purchase costs associated with sales under these contracts. Based on current LME price levels, no further unfavorable revenue or cash flow impacts are expected through December 31, 2009 when these contracts expire.

We employ the following strategies to manage and mitigate the risk associated with metal price ceilings and rising prices that we cannot pass through to certain customers:

•	We maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil and rely on output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided an offsetting benefit to the metal price ceiling contracts. We refer to these two sources as “internal hedges.”

•	We enter into derivative instruments to hedge projected aluminum volume requirements above our assumed internal hedge position mitigating our exposure to further increases in LME prices. As a result of these instruments, we will continue to incur cash losses related to these contracts even if LME prices remains below the ceiling price. Projected cash outflows associated with these derivative instruments was $141 million as of March 31, 2009

In connection with the allocation of the purchase price paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts at fair value. These reserves are being accreted into net sales over the remaining lives of the underlying contracts. This accretion has no impact on cash flow. For the years ended March 31, 2009 and 2008, we recorded accretion of $233 million and $270 million, respectively. As of March 31, 2009, the balance of these reserves is approximately $152 million.

Metal Price Lag

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices from our suppliers to our customers. Additional timing differences occur in the flow of metal costs through moving average inventory cost values and cost of goods sold. In periods of declining prices, our earnings are negatively impacted by this timing difference while the opposite is true in periods of rising prices. We refer to this timing difference as “metal price lag.” We sell short-term LME forward contracts to help mitigate our exposure to metal price lag.

Certain of our sales contracts, most notably in Europe, contain fixed metal prices for periods of time ranging from four to thirty-six months. We typically enter into forward metal purchases simultaneous with these sales contracts.

Foreign Exchange Impact

Fluctuations in foreign exchange rates also impact our operating results. The following table presents the average of the month end exchange rates and changes from the prior year period:

	Year Ended		U.S. Dollar	Year Ended		U.S. Dollar
	March 31,		Strengthen/	March 31,		Strengthen/
	2009	2008	(Weaken)	2008	2007	(Weaken)

U.S. dollar per Euro	1.411	1.432	1.5%	1.432	1.294	(10.7)%
Brazilian real per U.S. dollar	1.982	1.837	7.9	1.837	2.148	(14.5)
South Korean won per U.S. dollar	1,224	932	31.3	932	944	(1.3)
Canadian dollar per U.S. dollar	1.134	1.025	10.6	1.025	1.135	(9.7)

The U.S. dollar strengthened as compared to the local currency in all regions during the year ended March 31, 2009, as compared to a weakened U.S. dollar for the year ended March 31, 2008. In Asia, the strengthening of the U.S. dollar resulted in foreign exchange losses as the operations there are recorded in local currency, with a larger portion of our liabilities denominated in the U.S. dollar, including metal purchases and long-term debt. In Brazil, where we have predominantly U.S. dollar selling prices and local currency operating costs, we generally benefit as the U.S. dollar strengthens. While we began hedging with derivatives in the short-term, we are still exposed to long-term fluctuations in the Brazilian real.

RESULTS OF OPERATIONS

Year Ended March 31, 2009 Compared With the Year Ended March 31, 2008 (Twelve Months Combined Non-GAAP)

Positive trends in the demand for aluminum products and inflationary movement in average LME prices during the first six months of fiscal 2009 reversed sharply in the third fiscal quarter of fiscal 2009 and continued into the fourth quarter.

For the year ended March 31, 2009, we realized a net loss of $1.9 billion on net sales of $10.2 billion, compared to the year ended March 31, 2008 when we realized a net loss of $117 million on net sales of $11.2 billion. The reduction in sales is due to the decrease in the average LME price as well as a reduction in demand for flat rolled products in most regions during the last six months of fiscal 2009.

Costs of goods sold decreased $1.0 billion, or 10%, and stayed flat as percentage of net sales as compared to the prior year period on an overall basis. Selling, general and administrative expenses decreased $96 million, or 23%, primarily due to reductions in professional fees and employee-related costs, including incentive compensation associated with the Arrangement.

The current year results include non-cash asset impairment charges totaling $1.5 billion. The impairment charges are discussed in more detail under Critical Accounting Policies and Estimates.

The current year was also impacted by $519 million in unrealized losses on derivative instruments and $95 million in restructuring charges. These negative factors were partially offset by a $122 million gain on the extinguishment of debt. We also recorded an income tax benefit of $246 million on our net loss, as compared to a $77 million income tax provision in the prior year. These items are discussed in further detail below.

Segment Review (On a combined non-GAAP basis)

The tables below show selected segment financial information (in millions, except shipments which are in kilotonnes (kt)). For additional financial information related to our operating segments, see Note 21 — Segment, Geographical Area and Major Customer Information in the accompanying consolidated financial statements.

Selected Operating Results	North			South
Year Ended March 31, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$3,930	$3,718	$1,536	$1,007	$(14)	$10,177
Shipments (kt)
Rolled products	1,067	910	447	346	—	2,770
Ingot products	42	99	13	19	—	173

Total shipments	1,109	1,009	460	365	—	2,943

Selected Operating Results	North			South
Year Ended March 31, 2008	America	Europe	Asia	America	Eliminations	Total
(Combined)

Net sales	$4,101	$4,338	$1,818	$994	$(5)	$11,246
Shipments (kt)
Rolled products	1,102	1,071	491	324	—	2,988
Ingot products	64	35	39	24	—	162

Total shipments	1,166	1,106	530	348	—	3,150

The following table reconciles changes in Segment income for the year ended March 31, 2008 to the year ended March 31, 2009 (in millions):

	North			South
Changes in Segment Income	America	Europe	Asia	America	Total

Segment income — year ended March 31, 2008	$242	$273	$52	$161	$728
Volume:
Rolled products	(28)	(156)	(35)	5	(214)
Other	—	(3)	(4)	(9)	(16)
Conversion premium and product mix	22	68	26	(3)	113
Conversion costs(A)	(57)	12	(14)	(36)	(95)
Metal price lag	(87)	66	63	(1)	41
Foreign exchange	(26)	(40)	(10)	14	(62)
Other changes(B)	16	16	8	8	48

Segment income — year ended March 31, 2009	$82	$236	$86	$139	$543

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

As of March 31, 2009, North America manufactured aluminum sheet and light gauge products through 11 plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

In the second half of 2009, North America experienced a reduction in demand as all industry sectors were impacted by the ongoing economic downturn. Net sales for fiscal 2009 were down $171 million, or 4%, as compared to fiscal 2008 due to lower volume and a lower average LME price. While shipments were down 5% for fiscal 2009 as compared to fiscal 2008, shipments in the second half of fiscal 2009 were down 16% as compared to the first half of the year. The can business remains relatively stable, but shipments of most other products are below the prior year level. Shipments to the construction market was down 25% as compared to the prior year, due to reduced production and demand. We anticipate that demand for can sheet will remain stable, but expect demand in the construction and automotive sectors to remain weak for at least the first half of fiscal 2010.

The current economic environment has also resulted in customers in the auto industry filing for bankruptcy. We believe our exposure to outstanding receivables from customers in bankruptcy is minimal.

Segment income for the 2009 period was $82 million, down $160 million as compared to the prior year, due to the negative impact of metal price lag, conversion costs, volume decreases and foreign exchange related to our operations in Canada. The negative impact of conversion costs relates to increases in energy costs and freight as compared to the prior year.

Other changes reflect $11 million in acquisition-related stock compensation expense in the prior year period, and an $18 million favorable impact related to metal price ceiling contracts as compared to the prior year. Selling, general and administrative costs were down $22 million as compared to the prior year as the cost reduction initiatives have begun to favorably impact results. These favorable changes were partially offset by a $23 million reduction in the net favorable impact of acquisition-related fair value adjustments and a $13 million reduction in the benefit associated with recycling used beverage cans.

In response to reductions in demand, we announced a Voluntary Separation Program (VSP) available to salaried employees in North America and the Corporate office aimed at reducing staff levels. This VSP plan was supplemented by an Involuntary Severance Program (ISP). Through the VSP and ISP, we eliminated approximately 120 positions during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Europe

As of March 31, 2009, our European segment provided European markets with value-added sheet and light gauge products through 13 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

Europe has also experienced a significant reduction in demand in all industry sectors with flat rolled shipments and net sales down 15% and 14%, respectively, compared to the prior year. The volume reduction had a $404 million unfavorable impact on net sales, with the remaining decrease reflecting the impact of lower LME prices and a stronger U.S. dollar. Demand for specialty, painted and light gauge products has been down all year mainly as a result of the weak construction market, as well as recent reductions in demand for automotive products. Increases in beverage can and lithographic shipments in the first six months were reversed in the second half of the year, resulting in year-over-year declines in both sectors.

Segment income for the 2009 period was $236 million, as compared to $273 million in the comparative period of the prior year. Volume and foreign currency remeasurement unfavorably impacted Segment income but these impacts were partially offset by favorable conversion premiums, metal price lag and conversion costs. The favorable impact of conversion costs relates to a reduction in labor costs, partially offset by increases in energy costs as compared to the prior year.

Other changes reflect a $13 million net favorable impact of income and expense items associated with acquisition-related fair value adjustments and $6 million of stock compensation expense in the prior year.

In the fourth quarter of 2009, we announced a number of restructuring actions across Europe, including the closure of our plant in Rogerstone, United Kingdom effective April 30, 2009. The closure of the Rogerstone plant resulted in the elimination of 440 positions and approximately $20 million in severance-related costs. We also recorded $20 million in environmental remediation expenses and $3 million in other exit related costs related to the closure of this plant. We also recorded $12 million in non-cash fixed asset impairments, an $8 million write-down of parts and supplies, and a $3 million reduction to reserves associated with unfavorable contracts established as part of the Arrangement.

Cost reductions were also implemented through capacity and staff reductions at our Rugles, France and Ohle, Germany facilities with severance-related costs associated with these actions totaling $10 million in 2009.

Asia

As of March 31, 2009, Asia operated three manufacturing facilities with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

Asia also experienced downturns in demand and shipments, with the largest reductions in beverage can products, followed by electronics, construction and general purpose foil products. Total shipments and net sales decreased 13% and 16%, respectively. The volume reduction had a $242 million unfavorable impact on net sales with the remaining decrease reflecting the impact of lower LME prices. Asia has begun to see signs of recovering demand, with orders for the first quarter of fiscal 2010 higher than those in the fourth quarter of fiscal 2009.

The improvement in Segment income of $34 million from fiscal 2008 to fiscal 2009 was due to the favorable impact of metal price lag, improved conversion premiums and product mix, partially offset by the volume decreases, increases to conversion costs and foreign currency remeasurement. The conversion cost increases were primarily related to increases in energy costs as compared to the prior year period.

Other influences which may positively impact sales going forward include demand improvements within and outside of China, the impact of China’s stimulus package, inventory restocking by customers, and the price gap between the Shanghai Futures Exchange (SHFE) and the LME. For the first time in five years, the metal price gap that existed between the LME prices for aluminum and the SHFE reversed in January 2009 such that the LME price is now lower than the SHFE. As the SHFE-LME gap reversed, products manufactured with LME priced aluminum are now more competitive in the region versus those produced inside China. The gap was favorable by an average of $179 per tonne in March, and continues to increase throughout April 2009.

In response to reduced demand, we eliminated 34 positions in Asia in the fourth quarter of 2009 and recorded approximately $1 million in severance-related costs related to a voluntary retirement program. Also, during the year ended March 31, 2009, we recorded an impairment charge of approximately $5 million in Novelis Korea due to the obsolescence of certain production related fixed assets.

South America

As of March 31, 2009, South America operated two rolling plants in Brazil along with two smelters, an alumina refinery, bauxite mines and power generation facilities. South America manufactures various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets.

The economic slowdown impacting the other three regions has not yet affected the demand for flat rolled canstock in South America, with shipments of can products increasing as compared to the prior year. Total shipments increased 5% over prior year, with rolled products shipments up 7%, but net sales increased only 1% as compared to the prior year due to lower LME prices.

Segment income for South America decreased $22 million as compared to the prior year period. Conversion costs increased due to cost inflation for energy, alumina, alloys and hardeners. Other changes reflect a $9 million net favorable impact of income and expense items associated with acquisition-related fair value adjustments, a $6 million reduction in selling, general and administrative expenses and $3 million of stock compensation expense in the prior year. These positive impacts were partially offset by an $11 million decrease in the smelter benefit as the benefit from our smelter operations in South America declines as average LME prices decrease.

On January 26, 2009, we announced that we will cease the production of alumina at our Ouro Preto facility in May 2009. The sustained decline in alumina prices has made alumina production economically infeasible. For the foreseeable future, the plant will purchase alumina through third parties. This resulted in the reduction of approximately 290 positions, including 150 employees and 140 contractors, and we recorded restructuring charges totaling $2 million related to severance in the fourth quarter of fiscal 2009. Other exit costs include less than $1 million related to the idling of the refinery. Other activities related to the facility, including electric power generation and the production of primary aluminum, will continue unaffected.

Other Costs and Expenses

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. Additionally, many other functions are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters that are not allocated or managed by the regions.

The table below reconciles total Segment income to net loss for the year ended March 31, 2009 and 2008 (in millions).

	Year Ended March 31,
	2009	2008
	Successor	Combined

Total Segment income	$543	$728
Depreciation and amortization	(439)	(403)
Interest expense and amortization of debt issuance costs	(182)	(218)
Interest income	14	19
Unrealized losses on change in fair value of derivative instruments, net	(519)	(3)
Realized gains on corporate derivative instruments, net	4	13
Impairment of goodwill	(1,340)	—
Gain on extinguishment of debt	122	—
Impairment charges on long-lived assets	(1)	(1)
Minority interests’ share	12	(3)
Adjustment to eliminate proportional consolidation(A)	(226)	(43)
Restructuring charges, net	(95)	(7)
Corporate selling, general and administrative expenses	(54)	(90)
Other costs, net	5	(32)
Income tax benefit (provision)	246	(77)

Net loss	$(1,910)	$(117)

(A)	Our financial information for our segments (including Segment income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment income to net loss, the proportional Segment income of these non-consolidated affiliates is removed from Total Segment income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 10 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Depreciation and amortization increased $36 million primarily due to the increases in bases of our property, plant and equipment and intangible assets resulting from the Arrangement in the first quarter of fiscal 2008.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 29% of our debt was variable rate as of March 31, 2009.

Unrealized losses on the change in fair value of derivative instruments represent the mark-to-market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. In the year ended March 31, 2009, these unrealized losses increased primarily attributable to falling LME prices. Our principal exposure to LME prices is related to derivatives on fixed forward price contracts. We hedge these contracts by purchasing aluminum futures contracts and these contracts decrease in value in periods of declining LME prices.

We recorded a $1.34 billion impairment charge related to goodwill in fiscal 2009.

The gain on extinguishment of debt relates to the exchange of Senior Notes with a principal value of $275 million for additional term loan with a face value of $220 million and an estimated fair value of $165 million. See Liquidity and Capital Resources below for additional discussion about the accounting for this exchange.

The adjustment to eliminate proportional consolidation includes a $160 million impairment charge related to our investment in Norf. Excluding this impairment charge, the adjustment to eliminate proportional consolidation increased from $43 million in fiscal 2008 to $66 million in fiscal 2009 primarily related to our Norf joint venture due to a change in the statutory tax rate in Germany that was reflected in the prior year period. Income taxes related to our equity method investments, such as Norf, are reflected in the carrying value of the investment and not in our consolidated income tax provision.

Corporate selling, general and administrative expenses decreased primarily due to $45 million of stock compensation expenses associated with the Arrangement in fiscal 2008 and lower incentive compensation expenses in the current year.

Other costs, net for the 2009 fiscal year includes a $26 million non-cash gain on reversal of a legal accrual. Sales transaction fees of $32 million associated with the Arrangement were recorded in the 2008 fiscal year.

We have experienced significant fluctuations in income tax expense and the corresponding effective tax rate. The primary factors contributing to the effective tax rate differing from the statutory Canadian rate include:

•	We recorded a non-deductible goodwill impairment charge during fiscal 2009.

•	Our functional currency in Canada and Brazil is the U.S. dollar and the company holds significant U.S. dollar denominated debt in these locations. As the value of the local currencies strengthens and weakens against the dollar, unrealized gains or losses are created in those locations for tax purposes, while the underlying gains or losses are not recorded in our income statement.

During the year ended March 31, 2009, Canadian legislation was enacted allowing us to elect to determine our Canadian taxable income in U.S. dollars. Our election was effective April 1, 2008, and such U.S. dollar taxable gains and losses no longer exist in Canada as of that date.

•	We have significant net deferred tax liabilities in Brazil that are remeasured to account for currency fluctuations as the taxes are payable in local currency.

•	Our income is taxed at various statutory tax rates in varying jurisdictions. Applying the corresponding amounts of income and loss to the various tax rates results in differences when compared to our Canadian statutory tax rate.

•	Under Canadian law, 50% of capital gains and losses are excluded from taxable income. Prior to the year ended March 31, 2009, we had significant unrealized capital gains and losses related to currency fluctuations in Canada.

•	We record increases to valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.

For the year ended March 31, 2009, we recorded a $246 million income tax benefit on our pre-tax loss of $2.0 billion, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 12%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $415 million related to a non-deductible goodwill impairment charge, (2) a $48 million benefit for exchange remeasurement of deferred income taxes, (3) a $61 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $33 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions and (5) a $2 million expense related to an increase in uncertain tax positions.

For the year ended March 31, 2008, we recorded a $77 million income tax provision on our pre-tax loss of $63 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (122)%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) a $62 million provision for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $30 million increase for exchange remeasurement of deferred income taxes, (3) a $17 million benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences, (4) a $7 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, and (5) a $17 million increase in uncertain tax positions recorded under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).

Year Ended March 31, 2008 Compared With the Year Ended March 31, 2007 (Twelve Months Combined Non-GAAP for both periods)

For the year ended March 31, 2008, we realized a net loss of $117 million on net sales of $11.2 billion, as compared to the year ended March 31, 2007 when we realized a net loss of $265 million on net sales of $10.2 billion. The 11% increase in net sales was primarily due to increases in conversion premiums in all regions as well as $270 million of accretion in fair value reserves associated with the metal price ceiling contracts.

The reduction in the net loss as compared to the prior year was primarily driven by the favorable impact of purchase accounting and increases in conversion premiums, partially offset by increased depreciation and amortization expense due to the acquisition by Hindalco.

Costs of goods sold increased $618 million, or 6%, but decreased as a percentage of net sales as compared to the prior year period as a result of pricing improvements across all regions, partially offset by certain operating cost increases. Selling, general and administrative expenses decreased slightly as a result of reduced corporate costs, offset by increased stock compensation associated with the Arrangement. For the year ended March 31, 2008, we recorded income tax expense of $77 million, as compared to a $99 million income tax benefit. These items are discussed in further detail below.

Segment Review (On a combined non-GAAP basis)

The tables below show selected segment financial information (in millions, except shipments which are in kilotonnes (kt)).

Selected Operating Results	North			South
Year Ended March 31, 2008	America	Europe	Asia	America	Eliminations	Total
(Combined)

Net sales	$4,101	$4,338	$1,818	$994	$(5)	$11,246
Shipments (kt)
Rolled products	1,102	1,071	491	324	—	2,988
Ingot products	64	35	39	24	—	162

Total shipments	1,166	1,106	530	348	—	3,150

Selected Operating Results	North			South
Year Ended March 31, 2007	America	Europe	Asia	America	Eliminations	Total
(Predecessor)

Net sales	$3,721	$3,851	$1,711	$889	$(12)	$10,160
Shipments (kt)
Rolled products	1,135	1,071	460	285	—	2,951
Ingot products	74	15	45	28	—	162

Total shipments	1,209	1,086	505	313	—	3,113

The following table highlights changes in Segment income for the twelve months ended March 31, 2008 as compared to the twelve months ended March 31, 2009 (in millions):

	North			South
Changes in Segment Income	America	Europe	Asia	America	Total

Segment income — year ended March 31, 2007	$(54)	$276	$72	$182	$476
Volume	(29)	5	12	19	7
Conversion premium and product mix	47	59	9	58	173
Conversion costs(A)	(60)	(6)	(17)	(10)	(93)
Metal price lag	(31)	(61)	9	(17)	(100)
Foreign exchange	6	16	(21)	(35)	(34)
Purchase accounting	242	(8)	(6)	(9)	219
Other changes(B)	121	(8)	(6)	(27)	80

Segment income — year ended March 31, 2008	$242	$273	$52	$161	$728

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research & development for all segments and certain other items which impact one or more regions, including such items as the impact of metal price ceiling contracts and stock compensation expense. Significant fluctuations in these items are discussed below.

North America

Net sales increased in the 2008 period as compared to the 2007 period primarily as a result of reduced exposure to contracts with price ceilings and contract fair value accretion. During fiscal 2008, we were unable to pass through approximately $230 million of metal purchase costs. During the comparable period in 2007, we were unable to pass through approximately $460 million, for a net favorable impact of approximately $230 million. Sales in 2008 were also favorably impacted by $270 million related to the accretion of the contract fair value reserves as discussed in Metal Price Ceilings, increases in conversion premiums and the favorable impact of contracts priced in prior periods.

These favorable changes in sales were partially offset by a reduction in demand in the 2008 period as compared to 2007 and a lower average LME. Rolled product shipments were down 3% in North America in 2008 as compared to 2007 due to reduced industrial products, light gauge and lower can volumes. The reduction in demand led to a $165 million reduction in net sales as compared to the prior year. The average LME was 1.5% lower than in the prior year, which impacted sales in North America by $88 million as compared to the prior year.

Segment income for the 2008 period was $242 million, an increase of $296 million as compared to the 2007 period. The reduction of year-over-year ceiling exposure net of derivatives losses combined with the purchase accounting on these type of contracts favorably impacted fiscal year 2008 Segment income. These favorable items were partially offset by increased conversion costs, the negative impact of metal price lag, lower volume and $11 million of stock compensation recorded as a result of the Arrangement.

Europe

Rolled product shipments were flat year over year driven by increased can volume that was offset by lower volumes in painted and general purpose products. Demand decreased due to lower construction activity in the European market. Ingot product shipment increased as a result of higher scrap sales.

Net sales increased 13% due to a strengthening of the euro against the U.S. dollar, higher conversion premiums and incremental volume of ingot products. While average LME was lower year over year, net sales increased from contracts priced in prior periods. This contributed approximately $100 million to net sales as compared to the prior year, but had no impact on Segment income as the metal costs were hedged at prior period prices, which were comparably higher.

Segment income for the 2008 period was $273 million, as compared to $276 million in the prior year. Segment income was favorably impacted by higher conversion premiums, increased ingot sales and foreign currency benefits. These positive factors were more than offset by unfavorable metal price lag, increased conversion costs and other changes. Other changes include a $6 million negative impact of incremental stock compensation expense recorded as a result of the Arrangement.

Asia

Shipments of rolled products and net sales were up a comparable 7% and 6%, respectively. Net sales increased $132 million as a result of higher conversion premiums and increased volume, partially offset by lower average LME during the period, which reduced net sales by $25 million. Increases in rolled products was due to increased demand in the can market, partially offset by a decline in shipments in the industrial and foil stock markets as a result of continued price pressure from Chinese exports, driven by the difference in aluminum metal prices on the Shanghai Futures Exchange and the LME.

Segment income decreased $20 million for the 2008 period as compared to the 2007 period. Segment income was unfavorably impacted by conversion costs and foreign exchange, partially offset by the benefit of increased volume and price. Other changes include a $4 million of incremental stock compensation expense recorded as a result of the Arrangement.

South America

Rolled product shipments increased during the year ended March 31, 2008 over the comparable prior year period primarily due to an increase in can shipments driven by strong market demand. This was slightly offset by reductions in the industrial products market. Net sales increased primarily as a result of increased price and volume.

Segment income for South America decreased $21 million as compared to the prior year period as favorable trends in volume and conversion premiums were more than offset by higher conversion costs, metal price lag and foreign exchange associated with the strengthening of the Brazilian real. Conversion costs increased due to cost inflation for energy, freight and other operating costs.

Other changes include an unfavorable impact of $13 million related to the smelter operations, as the benefits from our smelter operations in South America decline as average LME prices decrease. Also included within Other changes is an $11 million unfavorable impact of lower average LME prices and $3 million of incremental stock compensation expense recorded as a result of the Arrangement.

Other Costs and Expenses

As discussed above, certain functions are managed directly from our corporate office and are not allocated or managed by the regions. The table below reconciles total Segment income to net loss for the year ended March 31, 2008 and 2007 (in millions), followed by a discussion of significant changes between periods.

	Year Ended March 31,
	2008	2007
	Combined	Predecessor

Total Segment income	$728	$476
Depreciation and amortization	(403)	(233)
Interest expense and amortization of debt issuance costs	(218)	(224)
Interest income	19	16
Unrealized losses on change in fair value of derivative instruments, net	(3)	(152)
Realized gains (losses) on corporate derivative instruments, net	13	(37)
Impairment charges on long-lived assets	(1)	(8)
Minority interests’ share	(3)	(3)
Adjustment to eliminate proportional consolidation(A)	(43)	(36)
Restructuring charges, net	(7)	(27)
Gains on disposal of assets, net	—	(6)
Corporate selling, general and administrative expenses	(90)	(127)
Other costs, net	(32)	(3)
Income tax benefit (provision)	(77)	99

Net loss	$(117)	$(265)

(A)	Our financial information for our segments (including Segment income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment income to net loss, the proportional Segment income of these non-consolidated affiliates is removed from Total Segment income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Depreciation and amortization increased $170 million due to our acquisition by Hindalco. As a result of the acquisition, the consideration paid by Hindalco was pushed down to us and allocated to the assets acquired and liabilities assumed. As a result, property, plant and equipment and intangible assets increased by approximately $2.3 billion. The increase in asset values, all of which is non-cash, is charged to depreciation and amortization expense in future periods based on the estimated useful lives of the individual assets.

Interest expense and amortization of debt issuance costs decreased primarily due to the elimination of penalty interest incurred in the prior year as a result of our delayed filings and lower interest rates on our variable rate debt in the current year.

Unrealized losses on the change in fair value of derivative instruments represent the mark-to-market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. Unrealized losses for the fiscal year ended March 31, 2008 decreased due to LME prices rising at the end of the period. Our principal exposure to LME prices is related to derivatives on fixed forward price contracts. We hedge these contracts by purchasing aluminum futures contracts and these contracts decrease in value in periods of declining LME.

Restructuring expenses decreased for the 2008 period as compared the 2007 period. During the 2007 period, we announced several restructuring programs related to our central management and administration offices in Zurich, Switzerland; our Neuhausen research and development center in Switzerland; our Goettingen facility in Germany; our facilities in Bridgnorth, U.K.; and the reorganization of our plants in Ohle and Ludenscheid, Germany, including the closing of two non-core business lines located within those facilities. Additionally, we continued to incur costs relating to the shutdown of our Borgofranco facility in Italy. We incurred aggregate restructuring charges of approximately $27 million in fiscal 2007 in connection with these programs. Through March 31, 2008, these actions were completed and no additional costs were incurred.

Corporate selling, general and administrative expenses decreased primarily through reduced spending on third party consultants at our corporate headquarters and lower long-term incentive compensation.

Included within Other costs, net for 2008 and 2007 are sales transaction fees of $32 million associated with the Arrangement.

For the year ended March 31, 2008, we recorded a $77 million income tax provision for taxes on our pre-tax loss of $63 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of (122)%. Our effective tax rate differs from the benefit at the Canadian statutory rate due primarily to (1) a $62 million provision for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $30 million provision for exchange remeasurement of deferred income taxes, (3) a $17 million benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences, partially offset by (4) a $7 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (5) a $17 million increase in uncertain tax positions recorded under the provisions of FIN 48.

For the year ended March 31, 2007, we recorded a $99 million income tax benefit on our pre-tax loss of $377 million, before our equity in net (income) loss of non-consolidated affiliates and minority interests’ share, which represented an effective tax rate of 26%. Our effective tax rate is less than the benefit at the Canadian statutory rate due primarily to a $65 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, more than offset by (1) a $61 million increase in valuation allowances related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (2) an $11 million expense from expense/income items with no tax effect — net and (3) $11 million for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are available cash and cash equivalents, borrowing availability under our revolving credit facility and future cash generated by operating activities. During the first nine months of fiscal 2009, our liquidity position decreased by $426 million as the global recession led to a rapid decline in aluminum prices and end-customer demand for flat-rolled products. However, for the five month period ended May 31, 2009 our business operated with positive cash flow before financing activities despite continued low levels of demand and net cash outflows to settle derivative positions. This reflects our ongoing efforts to preserve liquidity through cost and capital spending controls and effective management of working capital. Risks associated with supplier terms, customer credit and broker hedging capacity, while still present to some degree, have been managed successfully to date with minimal negative impact on our business. We are also beginning to see improved capital market conditions. We expect our liquidity position to improve during fiscal 2010 due primarily to reduced cash outflows for metal derivatives and cash savings from previously-announced restructuring programs.

Available Liquidity

Our estimated liquidity as of May 31, 2009, March 31, 2009, January 31, 2009 and March 31, 2008 is as follows (in millions):

	May 31,	March 31,	January 31,	March 31,
	2009	2009	2009	2008

Cash and cash equivalents	$274	$248	$190	$326
Overdrafts	(13)	(11)	(19)	(5)
Availability under the ABL facility	229	233	255	582
Borrowing availability limitation due to fixed charge coverage ratio	(80)	(80)	(80)	(80)

Total estimated liquidity	$410	$390	$346	$823

Our liquidity position has improved since January 31, 2009 when our estimated liquidity was $346 million as disclosed in our third quarter Form 10-Q. In February 2009, we obtained a $100 million unsecured credit facility from an affiliate of the Aditya Birla group. We anticipate that our liquidity position will remain stable through the second quarter of fiscal 2010 and begin to improve later in the year.

Borrowings under the ABL facility are generally based on 85% of eligible accounts receivable and 70 to 75% of eligible inventories. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of March 31, 2009, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under our ABL facility of $80 million.

The cash and cash equivalent balance above includes cash held in foreign countries in which we operate. These amounts are generally available on a short-term basis, subject to regulatory requirements, in the form of a dividend or inter-company loan.

Near Term Challenges

Rapidly declining aluminum prices and reductions in demand during the second half of fiscal 2009 negatively impacted the cash generated by operations and increased the effect of timing issues related to our settlement of aluminum forward contracts versus cash collection from our customers. We enter into derivative instruments to hedge forecasted purchases and sales of aluminum. Based on the aluminum price forward curve as of March 31, 2009, we forecast $499 million of cash outflows related to settlement of these derivative instruments through the end of fiscal 2010. Except for $141 million of cash outflows related to hedges of our exposure to metal price ceilings, we expect all of these outflows will be recovered through collection of customer accounts receivable, typically on a 30 — 60 day lag. Accordingly, this difference in timing places pressure on our short-term liquidity.

We have an existing beverage can sheet umbrella agreement with North American bottlers (BCS agreement). Pursuant to the BCS agreement, an agent for the bottlers directs the can fabricators to source a percentage of their requirements for beverage can body, end and tab stock from us.

Under the BCS agreement, the bottlers’ agent has the right to request that we hedge the exposure to the price the bottlers will ultimately pay for aluminum. We treat this arrangement as a derivative for accounting purposes under FAS 133. Upon receiving such requests, we enter into corresponding derivative instruments indexed to the LME price of aluminum with third party brokers. We settle the positions with the brokers at maturity and net settle the economic benefit or loss arising from the pricing requests, which may not occur for up to 13 months.

As of March 31, 2009, we settled a net $95 million of derivative losses for which we had not been reimbursed under the BCS agreement. Based on the current forward curve of aluminum we anticipate a further short-term negative impact on our liquidity of approximately $70 million as a result of this arrangement. We believe that collection on these receivables is reasonably certain based on the credit worthiness of the bottlers.

Operating Activities

Free cash flow (which is a non-GAAP measure) consists of: (a) Net cash provided by (used in) operating activities; (b) less dividends and capital expenditures and (c) plus or minus net proceeds from settlement of derivative instruments (which is net of premiums paid to purchase derivative instruments). Dividends include those paid by our less than wholly-owned subsidiaries to their minority shareholders. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. We believe the line on our condensed consolidated statements of cash flows entitled “Net cash provided by (used in) operating activities” is the most directly comparable measure to Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

In our discussion of Metal Price Ceilings, we have disclosed that certain customer contracts contain a fixed aluminum (metal) price ceiling beyond which the cost of aluminum cannot be passed through to the customer, unless adjusted. During the years ended March 31, 2009, 2008 and 2007, we were unable to pass through approximately $176 million, $230 million and $460 million, respectively, of metal purchase costs associated with sales under these contracts. Net cash provided by operating activities were negatively impacted by the same amounts, adjusted for timing difference between customer receipts and vendor payments and offset partially by reduced income taxes. Based on current LME price levels, no further unfavorable revenue or cash flow impacts are expected through December 31, 2009 when these contracts expire. However, during the period of rising LME prices we entered into derivative instruments to hedge our exposure to further increases in LME. As a result of these instruments, we will continue to incur cash outflows related to these contracts even if LME remains below the ceiling price. As of March 31, 2009 and based on an aluminum price of $1,365 per tonne, the fair value of the liability associated with these derivatives was $141 million.

The following table shows the reconciliation from Net cash provided by (used in) operating activities to Free cash flow, the ending balances of cash and cash equivalents and the change between periods (in millions).

				Change
				2009	2008
	Year Ended March 31,			versus	versus
	2009	2008	2007	2008	2007
	Successor	Combined	Predecessor

Net cash provided by (used in) operating activities	$(236)	$175	$(166)	$(411)	$341
Net cash provided by (used in) investing activities	(111)	(96)	141	(15)	(237)
Less: Proceeds from sales of assets	(5)	(8)	(36)	(3)	28

Free cash flow	$(352)	$71	$(61)	$(423)	$132

Ending cash and cash equivalents	$248	$326	$128	$(78)	$198

Our operations consumed cash at a higher rate during the year ended March 31, 2009 compared to the prior year period due to slowing business conditions and higher working capital levels associated with rapidly changing aluminum prices and the timing of payments made to suppliers, to brokers to settle derivative positions and ultimate settlement with our customers. Inventory levels were effectively managed despite slowing business conditions. Metal inventories as of March 31, 2009 totaled 299 kt, down 22% from March 31, 2008 levels.

We have historically maintained forfeiting and factoring arrangements in Asia and South America that provided additional liquidity in those segments. The current economic conditions have negatively impacted our ability to forfait our customer receivables as well as our suppliers’ ability to provide extended payment terms.

In fiscal 2008, net cash provided by operating activities increased as a result of our reduced exposure to metal price ceiling contracts as discussed above. For the year ended March 31, 2008 our exposure to metal price ceilings decreased by approximately $230 million providing additional operating cash flow as compared to the prior year.

Net cash used in operating activities for fiscal 2008 was unfavorably impacted by one-time costs associated with or triggered by the Arrangement including: (1) $72 million paid in share-based compensation payments, (2) $42 million paid for sale transaction fees and (3) $25 million in bonus payments for the 2006 calendar year and the period from January 1, 2007 through May 15, 2007.

Dividends paid to our minority interests, primarily in our Asia operating segment, were $6 million, $8 million and $10 for fiscal 2009, 2008 and 2007, respectively.

The majority of our capital expenditures for the 2009, 2008 and 2007 years have been for projects devoted to product quality, technology, productivity enhancement and increased capacity. Capital expenditures were slightly higher in the fiscal 2008 period due, in part, to the construction of Novelis Fusiontm ingot casting lines in our European and Asian segments as well as additional planned maintenance activities, improvements to our Yeongju, Korea hot mill and other ancillary upgrades made in the first quarter of fiscal 2008. As a result of the overall economic downturn, we have reduced our capital spending, with a focus on preserving maintenance and safety in the second half of fiscal 2009.

The settlement of derivative instruments resulted in an outflow of $8 million and reduction to Free cash flow for the year ended March 31, 2009 as compared to $55 million in cash contributed in fiscal 2008 and $191 million in fiscal 2007. The net outflow for fiscal 2009 was a result of settlements of $188 million in the fourth quarter of net derivative liabilities. Much of the proceeds received in 2007 related to aluminum call options purchased in the prior year to hedge against the risk of rising aluminum prices.

In 2008, Free cash flow was used primarily to increase our overall liquidity and pay for costs associated with the Hindalco transaction. Although our total debt increased from March 31, 2007 by $82 million, this was more than offset by an increase in our cash and cash equivalents of $198 million.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

				Change
				2009	2008
	Year Ended March 31,			versus	versus
	2009	2008	2007	2008	2007
	Successor	Combined	Predecessor

Capital expenditures	$(145)	$(202)	$(119)	$57	$(83)
Proceeds from sales of assets	5	8	36	(3)	(28)
Changes to investment in and advances to non-consolidated affiliates	20	25	2	(5)	23
Proceeds from related parties loans receivable, net	17	18	31	(1)	(13)
Net proceeds (outflow) from settlement of derivative instruments	(8)	55	191	(63)	(136)

Net cash provided by (used in) investing activities	$(111)	$(96)	$141	$(15)	$(237)

Net proceeds from settlement of derivative instruments and the magnitude of capital expenditures were discussed above in Operating Activities as both are included in our definition of Free cash flow. As noted above, we made reductions to capital expenditures in 2009 as a result of the overall economic downturn. We expect to maintain a level of capital expenditures in fiscal 2010 of between $90 and $110 million for items necessary to maintain comparable production, quality and market position levels (maintenance capital).

The majority of proceeds from asset sales in 2009 and 2008 are from the sale of land in Kingston, Ontario. Proceeds from sales of assets in 2007 includes approximately $34 million received from the sale of certain upstream assets in South America.

Proceeds from loans receivable, net during all periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Financing Activities

The following table presents information regarding our Net cash provided by financing activities (in millions).

				Change
				2009	2008
	Year Ended March 31,			versus	versus
	2009	2008	2007	2008	2007
	Successor	Combined	Predecessor

Proceeds from issuance of common stock	$—	$92	$—	$(92)	$92
Proceeds from issuance of debt	354	1,250	41	(896)	1,209
Principal repayments	(235)	(1,010)	(242)	775	(768)
Short-term borrowings, net	176	(181)	210	357	(391)
Dividends	(6)	(8)	(10)	2	2
Debt issuance costs	(3)	(39)	(10)	36	(29)
Proceeds from the exercise of stock options	—	1	29	(1)	(28)
Other	—	—	6	—	(6)

Net cash provided by (used in) financing activities	$286	$105	$24	$181	$81

In March 2009, we entered into a transaction in which we exchanged Senior Notes with a face value of $275 million for additional floating rate Term Loan with a face value of $220 million. The exchange was accounted for as a debt extinguishment and issuance of new debt, with the new debt recorded at its estimated fair value of $165 million.

In February 2009, to assist in maintaining adequate liquidity levels, we entered into an unsecured credit facility of $100 million (the Unsecured Credit Facility) with a scheduled maturity date of January 15, 2015 from an affiliate of the Aditya Birla group. For each advance under the credit facility, interest is payable quarterly at a rate of 13% per annum prior to the first anniversary of the advance and 14% per annum thereafter, until the earlier of repayment or maturity. As of March 31, 2009, we have drawn down $91 million on the Unsecured Credit Facility.

During 2009, we increased our short-term borrowings under our revolving credit facility to provide for general working capital requirements. As of March 31, 2009, our short-term borrowings were $264 million consisting of (1) $231 million of short-term loans under our ABL facility, (2) a $9 million short-term loan in Italy, (3) a $22 million short-term loan in Korea and (4) $2 million in bank overdrafts. As of March 31, 2009, $42 million of our ABL facility was utilized for letters of credit and we had $233 million in remaining availability under this revolving credit facility before the covenant related restriction discussed below.

As of March 31, 2009, we had an additional $92 million outstanding under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 2.75% and 4.12% as of March 31, 2009 and 2008, respectively.

As a result of our acquisition by Hindalco, we were required to refinance our existing credit facility in fiscal 2008. Additionally, we refinanced debt in Asia due to its scheduled maturity. See Note 12 — Debt to our consolidated and combined financial statements for additional information regarding our financing activities.

During the first quarter of fiscal 2008, we also amended our then existing senior secured credit facilities to increase its capacity by $150 million. We used these proceeds to reduce the outstanding balance of our then existing revolving credit facility, thus increasing our borrowing capacity. This additional capacity, along with $92 million of cash received from the issuance of additional shares indirectly to Hindalco, allowed us to fund general working capital requirements and certain costs associated with the Arrangement including the cash settlement of share-based compensation arrangements and lender fees. In July 2007, we refinanced our Credit Agreements, as discussed below.

Credit Agreements and Predecessor Financing

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

On July 6, 2007, we entered into new senior secured credit facilities with a syndicate of lenders led by affiliates of UBS and ABN AMRO (Credit Agreements) providing for aggregate borrowings of up to $1.76 billion. The Credit Agreements consist of (1) a $960 million seven-year Term Loan facility (Term Loan facility) and (2) an $800 million five year multi-currency asset-based revolving credit line and letter of credit facility (ABL facility).

The proceeds from the Term Loan facility of $960 million, drawn in full at the time of closing, and an initial draw of $324 million under the ABL facility were used to pay off our old credit facility, pay for debt issuance costs of the Credit Agreements and provide for additional working capital. Mandatory minimum principal amortization payments under the Term Loan facility are $2.4 million per calendar quarter. The first minimum principal amortization payment was made on September 30, 2007. Additional mandatory prepayments are required to be made for certain collateral liquidations, asset sales, debt and preferred stock issuances, equity issuances, casualty events and excess cash flow (as defined in the Credit Agreements). Any unpaid principal is due in full on July 6, 2014.

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

The Credit Agreements include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Substantially all of our assets are pledged as collateral under the Credit Agreements.

As discussed above, in March 2009, we issued an additional Term Loan with a face value of $220 million in exchange for $275 million of Senior Notes. The additional Term Loan was recorded at a fair value of $165 million determined using a discounted cash flow model. The difference between the fair value and the face value of the new Term Loan will be accreted over the life of the Term Loan using the effective interest method, resulting in additional non-cash interest expense.

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

As described above, in March 2009, we entered into a transaction in which we exchanged Senior Notes with a face value of $275 million for additional floating rate Term Loan with a face value of $220 million.

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

In December 2004, we entered into (1) a $70 million floating rate loan and (2) a KRW 25 billion ($25 million) floating rate loan, both due in December 2007. We immediately entered into an interest rate and cross currency swap on the $70 million floating rate loan through a 4.55% fixed rate KRW 73 billion ($73 million) loan and an interest rate swap on the KRW 25 billion floating rate loan to fix the interest rate at 4.45%. In October 2007, we entered into a $100 million floating rate loan due October 2010 and immediately repaid the $70 million loan. In December 2007, we repaid the KRW 25 billion loan from the proceeds of the $100 million floating rate loan. Additionally, we immediately entered into an interest rate swap and cross currency swap for the $100 million floating rate loan through a 5.44% fixed rate KRW 92 billion ($92 million) loan.

In November 2008, we entered into a 7.47% interest rate KRW 10 billion ($7 million) bank loan due May 2009. In February 2009, we entered into a 3.94% interest rate KRW 50 billion ($37 million) bank loan due February 2010.

Interest Rate Swaps

As of March 31, 2009, we had entered into interest rate swaps to fix the variable LIBOR interest rate on $700 million of our floating rate Term Loan facility. We are still obligated to pay any applicable margin, as defined in our Credit Agreements. Interest rates swaps related to $400 million at an effective weighted average interest rate of 4.0% expire March 31, 2010. In January 2009, we entered into two interest rate swaps to fix the variable LIBOR interest rate on an additional $300 million of our floating rate Term Loan facility at a rate of 1.49%, plus any applicable margin. These interest rate swaps are effective from March 31, 2009 through March 31, 2011.

As of March 31, 2009 approximately 71% of our debt was fixed rate and approximately 29% was variable-rate.

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

Derivative Instruments

As of March 31, 2009, we have derivative financial instruments, as defined by FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB 133). See Note 16 — Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements.

In conducting our business, we use various derivative and non-derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote due to our monitoring of credit exposures. Our ultimate gain or loss on these derivatives may differ from the amount recognized in the accompanying March 31, 2009 consolidated balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is always linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

The current and noncurrent portions of derivative assets and the current portion of derivative liabilities are presented on the face of our accompanying consolidated balance sheets. The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying consolidated balance sheets.

The fair values of our financial instruments and commodity contracts as of March 31, 2009 and March 31, 2008 are as follows (in millions):

	March 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)

Successor
Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(11)	$(11)
Interest rate swaps	—	—	(13)	—	(13)
Electricity swap	—	—	(6)	(12)	(18)

Total derivatives designated as hedging instruments	—	—	(19)	(23)	(42)

Derivatives not designated as hedging instruments:
Aluminum contracts	99	41	(532)	(13)	(405)
Currency exchange contracts	20	31	(77)	(12)	(38)
Energy contracts	—	—	(12)	—	(12)

Total derivatives not designated as hedging instruments	119	72	(621)	(25)	(455)

Total derivative fair value	$119	$72	$(640)	$(48)	$(497)

	March 31, 2008
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)

Successor
Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(184)	$(184)
Interest rate swaps	—	—	(3)	(12)	(15)
Electricity swap	3	11	—	—	14

Total derivatives designated as hedging instruments	3	11	(3)	(196)	(185)

Derivatives not designated as hedging instruments:
Aluminum forward contracts	131	4	(29)	—	106
Currency exchange contracts	64	6	(116)	(5)	(51)
Energy contracts	5	—	—	—	5

Total derivatives not designated as hedging instruments	200	10	(145)	(5)	60

Total derivative fair value	$203	$21	$(148)	$(201)	$(125)

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. The effective portion of gain or loss on the fair value of the derivative is included in Other comprehensive income (loss) (OCI). Prior to the Arrangement, the effective portion on the derivative was included in Change in fair value of effective portion of hedges, net. After the completion of the Acquisition, the effective portion on the derivative is included in Currency translation adjustments. The ineffective portion of gain or loss on the derivative is included in (Gain) loss on change in fair value of derivative instruments, net. We had cross-currency swaps of Euro 135 million against the U.S. dollar outstanding as of March 31, 2009.

The following table summarizes the amount of gain (loss) we recognized in OCI related to our net investment hedge derivatives (in millions).

		May 16,	April 1,
		2007	2007
	Year Ended	Through	Through
	March 31,	March 31,	May 15,
	2009	2008	2007
	Successor	Successor	Predecessor
Currency exchange contracts	$169	$(82)	$(8)

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge against our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into (Gain) loss on change in fair value of derivatives, net in our accompanying consolidated statements of operations and comprehensive loss. As of March 31, 2009, the outstanding portion of this swap includes 20,888 megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into Interest expense and amortization of debt issuance costs in our accompanying consolidated statements of operations and comprehensive loss. We had $690 million of outstanding interest rate swaps designated as cash flow hedges as of March 31, 2009.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will be de-designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in AOCI would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $13 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedge (in millions).

Gain or (Loss)
Recognized in Income
		Gain (Loss)	(Ineffective Portion and Amount
	Gain (Loss)	Reclassified from	Excluded from
	Recognized in OCI	AOCI into Income	Effectiveness Testing)
	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2009	March 31, 2009
	Successor	Successor	Successor

Energy contracts	$(21)	$12	$—
Interest rate swaps	$3	$—	$—

Gain (Loss)
Recognized in Income
			Gain (Loss)		(Ineffective Portion and Amount
	Gain (Loss)		Reclassified from		Excluded from
	Recognized in OCI		AOCI into Income		Effectiveness Testing)
	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007
	Through	Through	Through	Through	Through	Through
	March 31, 2008	May 15, 2007	March 31, 2008	May 15, 2007	March 31, 2008	May 15, 2007
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Currency exchange contracts	$—	$4	$—	$1	$—	$—
Energy contracts	$23	$4	$8	$—	$—	$—
Interest rate swaps	$(15)	$—	$—	$—	$(1)	$—

Derivative Instruments Not Designated as Hedges

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. In addition, transactions with certain customers meet the definition of a derivative under FASB 133 and are recognized as assets or liabilities at fair value on the accompanying consolidated balance sheets. As of March 31, 2009, we had 294 kilotonnes (kt) of outstanding aluminum contracts not designated as hedges.

We recognize a derivative position which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain of our operations. As of March 31, 2009, we had outstanding currency exchange contracts with a total notional amount of $1.4 billion not designated as hedges.

We use heating oil swaps and natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of March 31, 2009, we had 3.4 million gallons of heating oil swaps and 3.8 million MMBtu’s of natural gas that were not designated as hedges.

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments under FASB 133. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying consolidated statement of operations.

The following table summarizes the gains (losses) recognized in current period earnings (in millions).

		May 16, 2007	April 1, 2007
	Year Ended	Through	Through
	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Predecessor
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(561)	$44	$7
Currency exchange contracts	24	(44)	10
Energy contracts	(29)	12	3

Gain (loss) recognized	(569)	12	20
Derivative Instruments Designated as Cash Flow Hedges
Interest rate swaps	—	(1)	—
Electricity swap	13	11	—

Gain (loss) on change in fair value of derivative instruments, net	$(556)	$22	$20

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including certain of our wholly-owned subsidiaries and Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46(R)).

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

Since we consolidate wholly-owned and majority-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness of others as of March 31, 2009 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of March 31, 2009.

	Maximum	Liability
	Potential Future	Carrying
	Payment	Value

Wholly-owned Subsidiaries	$50	$14
Aluminium Norf GmbH	13	—

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

Summary Disclosures of Forfaited and Factored Financial Amounts

The following tables summarize our forfaiting and factoring amounts (in millions).

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Receivables forfaited	$570	$507	$51	$68	$424
Receivables factored	$70	$75	$—	$18	$71
Forfaiting expense	$5	$6	$1	$1	$5
Factoring expense	$1	$1	$—	$—	$1

	March 31,
	2009	2008
	Successor	Successor

Forfaited receivables outstanding	$71	$149
Factored receivables outstanding	$—	$—

The amount of forfaited receivables outstanding decreased as of March 31, 2009 as compared to March 31, 2008 primarily due to decline in the LME price from March 31, 2008 to March 31, 2009 which resulted in a smaller amount of receivables available for forfaiting, as well as tightening in the credit markets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009 and 2008, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2009, based on undiscounted amounts (in millions). The future cash flow commitments that we may have related to derivative contracts are not estimable and are therefore not included. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $61 million of uncertain tax positions. See Note 19 — Income Taxes to our accompanying consolidated financial statements.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt(A)	$2,522	$56	$126	$22	$2,318
Interest on long-term debt(B)	754	159	306	200	89
Capital leases(C)	68	7	14	13	34
Operating leases(D)	96	19	30	24	23
Purchase obligations(E)	7,205	2,035	3,121	1,303	746
Unfunded pension plan benefits(F)	120	12	21	24	63
Other post-employment benefits(F)	114	7	17	21	69
Funded pension plans(F)	52	52	—	—	—

Total	$10,931	$2,347	$3,635	$1,607	$3,342

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)	Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2009 and includes the effect of current interest rate swap agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

(C)	Includes both principal and interest components of future minimum capital lease payments. Excluded from these amounts are insurance, taxes and maintenance associated with the property.

(D)	Includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. We do not have any operating leases with contingent rents. Excluded from these amounts are insurance, taxes and maintenance associated with the properties and equipment.

(E)	Includes agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2009. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)	Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases, and healthcare cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2016. For funded pension plans, estimating the requirements beyond fiscal 2010 is not practical, as it depends on the performance of the plans’ investments, among other factors.

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

ENVIRONMENT, HEALTH AND SAFETY

We strive to be a leader in environment, health and safety (EHS). Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001, an international occupational health and safety management standard. All of our facilities are expected to implement the necessary management systems to support ISO 14001 and OHSAS 18001 certifications. As of March 31, 2009, all of our manufacturing facilities worldwide were ISO 14001 certified, 31 facilities were OHSAS 18001 certified and 29 have dedicated quality improvement management systems.

Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $5 million in fiscal 2009. We expect these capital expenditures will be approximately $3 million and $9 million in fiscal 2010 and 2011, respectively. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $24 million in fiscal 2009, and are expected to be $36 million and $31 million in fiscal 2010 and 2011. Generally, expenses for environmental protection are recorded in Cost of goods sold. However, significant remediation costs that are not associated with on-going operations are recorded in Other (income) expenses, net.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1 — Business and Summary of Significant Accounting Policies to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

Derivative Financial Instruments

We use derivative instruments to manage our exposure to changes in commodity prices, foreign currency exchange rates, energy prices and interest rates. Derivative instruments we use are primarily commodity forward and option contracts, foreign currency forward contracts and interest swaps. Our operations and cash flows are subject to fluctuations due to changes in commodity prices, foreign currency exchange rates, energy prices and interest rates.

We are exposed to changes in aluminum prices through arrangements where the customer has received a fixed price commitment from us. We attempt to manage this risk by hedging future purchases of metal required for these firm commitments. In addition, we hedge a portion of our future production.

To the extent that these exposures are not fully hedged, we are exposed to gains and losses when changes occur in the market price of aluminum. Hedges of specific arrangements and future production increase or decrease the fair value by approximately $37 million for a 10% change in the market value of aluminum as of March 31, 2009.

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

To the extent that foreign currency operating cash flows are not fully hedged, we are exposed to foreign exchange gains and losses. In the event that we choose not to hedge a foreign currency cash flow, an adverse movement in rates could impact our earnings and cash flows. A 10% instantaneous appreciation of all foreign exchange rates against the U.S. dollar would reduce the fair value of our currency derivatives by approximately $15 million.

We are exposed to changes in interest rates due to our financing, investing and cash management activities. We may enter into interest rate swap contracts to protect against our exposure to changes in future interest rates, which requires deciding how much of the exposure to hedge based on our sensitivity to variable-rate fluctuations.

To the extent that we choose to hedge our interest costs, we are able to avoid the impacts of changing interest rates on our interest costs. In the event that we do not hedge a floating rate debt a movement in market interest rates could impact our interest cost. As of March 31, 2009, a 10% change in the market interest rate would increase or decrease the fair value of our interest rate hedges by $3 million. A 12.5 basis point change in market interest rates as of March 31, 2009 would increase or decrease our unhedged interest cost on floating rate debt by approximately $1 million.

The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 17 — Fair Value of Assets and Liabilities to our accompanying consolidated financial statements for discussion on fair value of derivative instruments.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. As a result of the Arrangement, we estimated fair value of goodwill using a number of factors, including the application of multiples and discounted cash flow estimates. We have allocated goodwill to our operating segments in North America, Europe and South America, which are also reporting units for purposes of performing our goodwill impairment testing. Goodwill is not amortized; instead, it is tested for impairment annually, or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the last day of February of each year.

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

For purposes of our step one analysis, our estimate of fair value for each reporting unit is based on a combination of (1) quoted market prices/relationships (the market approach), (2) discounted cash flows (the income approach) and (3) a stock price build-up approach (the build-up approach). The estimated fair value for each reporting unit is within the range of fair values yielded under each approach.

Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Under the build-up approach, which is a variation of the market approach, we estimate the fair value of each reporting unit based on the estimated contribution of each of the reporting units to Hindalco’s total business enterprise value.

During the third fiscal quarter of 2009, we concluded that interim impairment testing was required due to the recent deterioration in the global economic environment and the resulting significant decrease in both the market capitalization of our parent company and the valuation of our publicly traded 7.25% Senior Notes. In the third quarter of fiscal 2009, the result of our step one test indicated a potential impairment.

For our reporting units in North America, Europe and South America, we proceeded to step two for the goodwill impairment calculation in which we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. We allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit has been acquired and the fair value was the price paid to acquire each reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of the reporting unit’s goodwill. Step two was not performed for Asia as no goodwill has been allocated to this reporting unit. As a result of our step two evaluation, we recorded a $1.34 billion impairment charge in third quarter of fiscal 2009.

For impairment tests conducted in the third and fourth quarters of fiscal 2009, we used a discount rate of 12%, an increase of approximately 3% from the rate used in our prior year impairment test. An increase or decrease of 0.5% in the discount rate impacted the estimated fair value by $25-75 million, depending on the relative size of the reporting unit.

We performed our annual testing for goodwill impairment as of the last day of February 2009 and no additional goodwill impairment was identified.

Equity Investments

We invest in a number of public and privately-held companies, primarily through joint ventures and consortiums. These investments are accounted for using the equity method and include our investment in Aluminium Norf GmbH (Norf). As a result of the Arrangement, investments in and advances to affiliates as of May 16, 2007 were adjusted to reflect fair value.

We review equity investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment to identify events or circumstances indicating that an equity investment may be impaired. Once an impairment indicator is identified, we must determine if an impairment exists, and if so, whether the impairment is other than temporary, in which case the equity investment is written down to its estimated fair value. In connection with the impairment testing conducted in the third quarter of fiscal 2009 related to goodwill, we also evaluated our investment in Norf for impairment using the income approach. This resulted in an impairment charge of $160 million, which is reported in Equity in net (income) loss of non-consolidated affiliates on the consolidated statement of operations.

Impairment of Intangible Assets

Our other intangible assets of $787 million as of March 31, 2009 consist of tradenames, technology, customer relationships and favorable energy and supply contracts and are amortized over 3 to 20 years. As of March 31, 2009, we do not have any intangible assets with indefinite useful lives. We consider the potential impairment of these other intangibles assets in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For tradenames and technology, we utilize a relief-from-royalty method. All other intangible assets are assessed using the income approach. As a result of these assessments, no impairment was indicated.

Impairment of Long Lived Assets

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

Our impairment loss calculations require management to apply judgments in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. We recorded impairment charges on long-lived assets of $18 million (including $17 million classified as Restructuring charges, net), $1 million and $8 million during the years ended March 31, 2009 and 2008, and the three months ended March 31, 2007, respectively. We had no impairment charges on long-lived assets during the year ended December 31, 2006.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Pension and Other Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans in accordance with FASB Statements No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, No. 87, Employers’ Accounting for Pensions, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Liabilities and expense for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions related to the employee workforce (salary increases, medical costs, retirement age, and mortality).

The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Additionally, gains and losses are amortized over the group’s average future service. The average future service for pension plans and other postretirement benefit plans is 12.2 and

12.7 years respectively. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

Our pension obligations relate to funded defined benefit pension plans we have established in the United States, Canada, Switzerland and the United Kingdom, unfunded pension benefits primarily in Germany, and unfunded lump sum indemnities payable upon retirement to employees of businesses in France, South Korea, Malaysia and Italy. Pension benefits are generally based on the employee’s service and either on a flat dollar rate or on the highest average eligible compensation before retirement. Our other postretirement benefit obligations include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

All net actuarial gains and losses are generally amortized over the expected average remaining service life of the employees. The costs and obligations of pension and other postretirement benefits are calculated based on assumptions including the long-term rate of return on pension assets, discount rates for pension and other postretirement benefit obligations, expected service period, salary increases, retirement ages of employees and healthcare cost trend rates. These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control.

The most significant assumption used to calculate pension and other postretirement obligations is the discount rates used to determine the present value of benefits. It is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada and the United States, and on published long-term high quality corporate bond indices in other countries, at the end of each fiscal year. Adjustments were made to the index rates based on the duration of the plans’ obligations for each country. The weighted average discount rate used to determine the pension benefit obligation was 6.0% as of March 31, 2009, compared to 5.8% and 5.4% for March 31, 2008 and December 31, 2006, respectively. The weighted average discount rate used to determine the other postretirement benefit obligation was 6.2% as of March 31, 2009, compared to 6.1% and 5.7% for March 31, 2008 and December 31, 2006, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation in the previous year.

As of March 31, 2009, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $82 million in the pension and other postretirement obligations and in a decrease of $10 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of March 31, 2009, assuming inflation remains unchanged, would result in an increase of $82 million in the pension and other postretirement obligations and in an increase of $10 million in the net periodic benefit cost. The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 14 — Postretirement Benefit Plans to our accompanying consolidated financial statements. The weighted average expected return on assets was 6.9% for 2009, 7.3% for 2008 and 7.3% for 2006. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of March 31, 2009 would result in a variation of approximately $3 million in the net periodic benefit cost.

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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of March 31, 2009 aggregating $228 million against such assets based on our current assessment of future operating results and these other factors.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence.

As of March 31, 2009 the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $46 million. Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the twelve months ended March 31, 2009.

During the quarter ended March 31, 2009, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FASB 161). FASB 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard had no impact on our consolidated financial position, results of operations and cash flows.

During the quarter ended December 31, 2008, we adopted FASB Staff Position (FSP) No. FAS 140-4 and FASB Interpretation No. 46(R)-8 (FIN 46(R)-8), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FIN 46(R)-8 calls for enhanced disclosures by public entities about interests in variable interest entities (VIE) and provides users of the financial statements with greater transparency about an enterprise’s involvement with variable interest entities. This FSP had no impact on our consolidated financial position, results of operation and cash flows.

On April 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (FASB 159). FASB 159 permits entities to choose to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”) with changes in fair value reported in earnings each reporting period. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying the complex hedge accounting requirements under FASB 133, to achieve similar results. We previously recorded our derivative contracts and hedging activities at fair value in accordance with FASB 133. We did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

On April 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (FASB 157), as it relates to financial assets and financial liabilities. On October 10, 2008, we adopted FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). The FSP clarifies the application of FASB 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective for prior periods for which financial statements have not been issued. This standard had no impact on our consolidated financial position, results of operation and cash flows. See Note 17 — Fair Value of Assets and Liabilities regarding our adoption of this standard.

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

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of March 31, 2009, as adoption is not required until future reporting periods.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB Opinion 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 only require enhanced disclosures, they will have no impact on our consolidated financial position, results of operation and cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. This standard will have no impact our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (FSP FAS 115-2) and FASB Staff Position No. 124-2 (FSP FAS 124-2), Recognition of Other-than-Temporary-Impairments. FSP FAS No. 115-2 and FSP

FAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt and equity securities. FSP FAS No. 115-2 and FSP FAS No. 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. This standard will have no impact our consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP No. 132(R)-1). FSP No. 132(R)-1 requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of FSP No. 132(R)-1 would not be required for earlier periods that are presented for comparative purposes. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

In November 2008, the Emerging Issues Task Force (EITF) issued Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-6 address questions that have arisen about the application of the equity method of accounting for investments acquired after the effective date of both FASB 141(R) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. EITF 08-06 clarifies how to account for certain transactions involving equity method investments. EITF 08-6 is effective on a prospective basis for fiscal years beginning after December 15, 2008, with early adoption prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of EITF 08-6 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations (FASB 141(R)). FASB 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will be required to apply this new standard prospectively to business combinations occurring after March 31, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB 141(R) amends certain provisions of FASB 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB 141(R) would also apply the provisions of FASB 141(R). Early adoption is prohibited.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASB 160). FASB 160 establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not believe that the adoption of FASB 160 will have a material effect on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in commodity prices (primarily aluminum, electricity and natural gas), foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only, and not for speculative purposes. Except where noted, the derivative contracts are marked-to-market and the related gains and losses are included in earnings in the current accounting period.

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2009 consolidated balance sheet.

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

In addition, sales contracts representing approximately 10% of our total shipments for the year ended March 31, 2009 provide for a ceiling over which metal prices could not contractually be passed through to certain customers, unless adjusted. As a result, we were unable to pass through the complete increase in metal prices for sales under these contracts and this negatively impacts our margins when the metal price is above the ceiling price. As result of falling LME prices and based upon a March 31, 2009 aluminum price of $1,365 per tonne, there is no unfavorable revenue or cash flow impact estimated through December 31, 2009 when these contracts expire.

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

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. We purchased forward derivative instruments to hedge our exposure to further metal price increases.

During the fiscal year 2009, we sold short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with metal price lag. We enter into forward metal purchases simultaneous with the contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The positive or negative impact on sales under these contracts has been included in the metal price lag effect described above, without regard to the fixed forward instruments we purchased to offset this risk.

Sensitivities

We estimate that a 10% change in the three month LME price would result in a $37 million pre-tax gain (loss) related to the change in fair value of our aluminum contracts as of March 31, 2009.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the year ended March 31, 2009, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of March 31, 2009, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2009 given a 10% change in spot prices for energy contracts ($ in millions).

	Change in	Change in
	Rate	Fair Value

Electricity	10%	$3
Natural Gas	10%	1
Heating Oil	10%	1

Foreign Currency Exchange Risks

Exchange rate movements, particularly the euro, the Canadian dollar, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the euro strengthens, but are adversely affected as the euro weakens. In Korea, where we have local currency selling prices for local sales and U.S. dollar denominated selling prices for exports, we benefit slightly as the won weakens, but are adversely affected as the won strengthens, due to a slightly higher percentage of exports compared to local sales. In Canada and Brazil, where we have predominately U.S. dollar selling prices, metal costs and local currency operating costs, we benefit as the local currencies weaken, but are adversely affected as the local currencies strengthen. Foreign currency contracts may be used to hedge the economic exposures at our foreign operations.

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

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 16 — Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2009 given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Euro	10%	$(15)
Korean won	10%	3
Brazilian real	10%	25
British pound	10%	6
Canadian dollar	10%	3
Swiss franc	10%	(19)

Loans to and investments in European operations have been hedged with EUR 135 million of cross-currency swaps. We designated these as net investment hedges. While this has no impact on our cash flows, subsequent changes in the value of currency related derivative instruments that are not designated as hedges are recognized in Gain (loss) on change in fair value of derivative instruments, net in our consolidated statement of operations.

We estimate that a 10% increase in the value of the Euro against the US Dollar would result in an $18 million potential pre-tax loss on these derivatives as of March 31, 2009.

Interest Rate Risks

As of March 31, 2009, approximately 75% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2009, which includes $452 million of term loan debt and other variable rate debt of $265 million, our annual pre-tax income would be reduced by approximately $1 million.

From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 12 — Debt to our accompanying consolidated financial statements for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2009 given a 10% change in rates ($ in millions).

	Increase in	Change in
	Rate	Fair Value

Interest Rate Contracts
North America	10%	$3
Asia	10%	—

Item 8.	Financial Statements and Supplementary Data

Management’s Responsibility Report

Novelis’ management is responsible for the preparation, integrity and fair presentation of the financial statements and other information used in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include, where appropriate, estimates based on the best judgment of management. Financial and operating data elsewhere in the Annual Report on Form 10-K are consistent with that contained in the accompanying financial statements.

Novelis’ policy is to maintain systems of internal control over financial reporting and disclosure controls and procedures. Such systems are designed to provide reasonable assurance that the financial information is accurate and reliable and that Company assets are adequately accounted for and safeguarded. The Board of Directors oversees the Company’s systems of internal control over financial reporting and disclosure controls and procedures through its Audit Committee, which is comprised of directors who are not employees. The Audit Committee meets regularly with representatives of the Company’s independent registered public accounting firm and management, including internal audit staff, to satisfy themselves that Novelis’ policy is being followed. The Audit Committee has engaged PricewaterhouseCoopers LLP as the independent registered public accounting firm.

The financial statements have been reviewed by the Audit Committee and, together with the other required information in this Annual Report on Form 10-K, approved by the Board of Directors. In addition, the financial statements have been audited by PricewaterhouseCoopers LLP whose reports are provided below.

/s/ Philip Martens	/s/ Steven Fisher

PHILIP MARTENS President and Chief Operating Officer	STEVEN FISHER Chief Financial Officer

June 29, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheets as of March 31, 2009 and March 31, 2008 and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity and cash flows for the year ended March 31, 2009 and the period from May 16, 2007 to March 31, 2008 present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries (Successor) at March 31, 2009 and March 31, 2008, and the results of their operations and their cash flows for the year ended March 31, 2009 and the period from May 16, 2007 to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting with respect to the application of purchase accounting for an equity method investee including related income tax accounts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Atlanta, GA
June 29, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated statements of operations and comprehensive income (loss), shareholder’s/invested equity and cash flows for the periods from April 1, 2007 to May 15, 2007, and January 1, 2007 to March 31, 2007, and the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Novelis Inc. and its subsidiaries (Predecessor) for the periods from April 1, 2007 to May 15, 2007, and January 1, 2007 to March 31, 2007, and for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

/s/  PricewaterhouseCoopers LLP

Atlanta, GA
June 29, 2009

Novelis Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In millions, except per share amounts)

		May 16,	April 1,	Three
		2007	2007	Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31,	March 31,	May 15,	March 31,	December 31,
	2009	2008	2007	2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Net sales	$10,177	$9,965	$1,281	$2,630	$9,849

Cost of goods sold (exclusive of depreciation and amortization shown below)	9,251	9,042	1,205	2,447	9,317
Selling, general and administrative expenses	319	319	95	99	410
Depreciation and amortization	439	375	28	58	233
Research and development expenses	41	46	6	8	40
Interest expense and amortization of debt issuance costs	182	191	27	54	221
Interest income	(14)	(18)	(1)	(4)	(15)
(Gain) loss on change in fair value of derivative instruments, net	556	(22)	(20)	(30)	(63)
Impairment of goodwill	1,340	—	—	—	—
Gain on extinguishment of debt	(122)	—	—	—	—
Restructuring charges, net	95	6	1	9	19
Equity in net (income) loss of non-consolidated affiliates	172	(25)	(1)	(3)	(16)
Other (income) expenses, net	86	(6)	35	47	(19)

	12,345	9,908	1,375	2,685	10,127

Income (loss) before income taxes and minority interests’ share	(2,168)	57	(94)	(55)	(278)
Income tax provision (benefit)	(246)	73	4	7	(4)

Loss before minority interests’ share	(1,922)	(16)	(98)	(62)	(274)
Minority interests’ share	12	(4)	1	(2)	(1)

Net loss	(1,910)	(20)	(97)	(64)	(275)

Other comprehensive income (loss):
Currency translation adjustment	(122)	59	31	11	172
Change in fair value of effective portion of hedges, net	(30)	—	(1)	7	(46)
Postretirement benefit plans:
Change in pension and other benefits	(84)	(17)	—	—	—
Amortization of net actuarial loss	—	—	(1)	2	—
Change in minimum pension liability	—	—	—	—	16

Other comprehensive income (loss) before income tax effect	(236)	42	29	20	142
Income tax provision (benefit) related to items of other comprehensive income (loss)	(42)	(4)	(4)	5	8

Other comprehensive income (loss), net of tax	(194)	46	33	15	134

Comprehensive income (loss)	$(2,104)	$26	$(64)	$(49)	$(141)

Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.20

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares)

	March 31,
	2009	2008
	Successor	Successor

ASSETS
Current assets
Cash and cash equivalents	$248	$326
Accounts receivable (net of allowances of $2 and $1 as of March 31, 2009 and 2008, respectively)
— third parties	1,049	1,248
— related parties	25	31
Inventories	793	1,455
Prepaid expenses and other current assets	51	58
Fair value of derivative instruments	119	203
Deferred income tax assets	216	125

Total current assets	2,501	3,446
Property, plant and equipment, net	2,799	3,357
Goodwill	582	1,930
Intangible assets, net	787	888
Investment in and advances to non-consolidated affiliates	719	946
Fair value of derivative instruments, net of current portion	72	21
Deferred income tax assets	4	6
Other long-term assets
— third parties	80	102
— related parties	23	41

Total assets	$7,567	$10,737

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$51	$15
Short-term borrowings	264	115
Accounts payable
— third parties	725	1,582
— related parties	48	55
Fair value of derivative instruments	640	148
Accrued expenses and other current liabilities	516	704
Deferred income tax liabilities	—	39

Total current liabilities	2,244	2,658
Long-term debt, net of current portion
— third parties	2,417	2,560
— related party	91	—
Deferred income tax liabilities	469	754
Accrued postretirement benefits	495	421
Other long-term liabilities	342	672

	6,058	7,065

Commitments and contingencies
Minority interests in equity of consolidated affiliates	90	149

Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of March 31, 2009 and 2008, respectively	—	—
Additional paid-in capital	3,497	3,497
Accumulated deficit	(1,930)	(20)
Accumulated other comprehensive income (loss)	(148)	46

Total shareholder’s equity	1,419	3,523

Total liabilities and shareholder’s equity	$7,567	$10,737

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		May 16,	April 1,	Three
		2007	2007	Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31,	March 31,	May 15,	March 31,	December 31,
	2009	2008	2007	2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
OPERATING ACTIVITIES
Net loss	$(1,910)	$(20)	$(97)	$(64)	$(275)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	439	375	28	58	233
(Gain) loss on change in fair value of derivative instruments, net	556	(22)	(20)	(30)	(63)
Non-cash Restructuring charges, net	22	—	—	8	—
Gain on extinguishment of debt	(122)	—	—	—	—
Deferred income taxes	(331)	(5)	(18)	(9)	(77)
Write-off and amortization of fair value adjustments, net	(233)	(221)	—	—	—
Impairment of goodwill	1,340	—	—	—	—
Equity in net (income) loss of non-consolidated affiliates	172	(25)	(1)	(3)	(16)
Foreign exchange remeasurement on debt	26	—	—	—	—
Gain on reversal of accrued legal claim	(26)	—	—	—	—
Minority interests’ share	(12)	4	(1)	2	1
Amortization of debt issuance costs	5	10	1	2	13
Other, net	3	2	4	2	12
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable	69	181	(21)	(25)	(141)
Inventories	466	208	(76)	(95)	(206)
Accounts payable	(655)	(18)	(62)	78	523
Other current assets	(6)	(8)	(7)	3	25
Other current liabilities	(63)	(68)	42	(22)	(64)
Other noncurrent assets	17	(30)	(1)	(5)	6
Other noncurrent liabilities	7	42	(1)	13	45

Net cash provided by (used in) operating activities	(236)	405	(230)	(87)	16

INVESTING ACTIVITIES
Capital expenditures	(145)	(185)	(17)	(24)	(116)
Disposal of business, net	—	—	—	—	(7)
Proceeds from sales of assets	5	8	—	—	38
Changes to investment in and advances to non-consolidated affiliates	20	24	1	1	3
Proceeds from related party loans receivable, net	17	18	—	1	37
Net proceeds from settlement of derivative instruments	(8)	37	18	24	238

Net cash provided by (used in) investing activities	(111)	(98)	2	2	193

(Continued)

Novelis Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In millions)

		May 16,	April 1,	Three
		2007	2007	Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31,	March 31,	May 15,	March 31,	December 31,
	2009	2008	2007	2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	92	—	—	—
Proceeds from issuance of debt
— third parties	263	1,100	150	—	41
— related parties	91	—	—	—	—
Principal repayments	(235)	(1,009)	(1)	(1)	(353)
Short-term borrowings, net	176	(241)	60	113	103
Dividends	(6)	(1)	(7)	—	(30)
Debt issuance costs	(3)	(37)	(2)	—	(11)
Proceeds from the exercise of stock options	—	—	1	27	2
Other	—	—	—	1	5

Net cash provided by (used in) financing activities	286	(96)	201	140	(243)

Net increase (decrease) in cash and cash equivalents	(61)	211	(27)	55	(34)
Effect of exchange rate changes on cash balances held in foreign currencies	(17)	13	1	—	7
Cash and cash equivalents — beginning of period	326	102	128	73	100

Cash and cash equivalents — end of period	$248	$326	$102	$128	$73

Supplemental disclosures of cash flow information:
Interest paid	$169	$200	$13	$84	$201
Income taxes paid	65	64	9	18	68

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(In millions, except number of shares)

				Retained	Accumulated
			Additional	Earnings/	Other	Owner’s
	Common Stock		Paid-in	(Accumulated	Comprehensive	Net
	Shares	Amount	Capital	Deficit)	Income (Loss)	Investment	Total

Predecessor
Balance as of December 31, 2005	74,005,649	$—	$425	$92	$(84)	—	$433
Fiscal 2006 Activity:
Net income (loss)	—	—	—	(275)	—	—	(275)
Issuance of common stock in connection with stock plans	134,686	—	2	—	—	—	2
Spin-off settlement and post-closing adjustments	—	—	(38)	—	—	—	(38)
Share-based compensation	—	—	9	—	—	—	9
Currency translation adjustment	—	—	—	—	168	—	168
Change in fair value of effective portion of hedges, net	—	—	—	—	(46)	—	(46)
Postretirement benefit plans:
Change in minimum pension liability	—	—	—	—	12	—	12
Initial impact of adopting Financial Accounting Standards Board Statement No. 158	—	—	—	—	(55)	—	(55)
Dividends on common shares	—	—	—	(15)	—	—	(15)

Balance as of December 31, 2006	74,140,335	—	398	(198)	(5)	—	195
Activity for Three Months Ended March 31, 2007:
Adjustment for uncertain tax positions	—	—	—	(1)	—	—	(1)
Net income (loss)	—	—	—	(64)	—	—	(64)
Issuance of common stock from the exercise of stock options	1,217,325	—	27	—	—	—	27
Share-based compensation	—	—	2	—	—	—	2
Windfall tax benefit on share-based compensation	—	—	1	—	—	—	1
Currency translation adjustment	—	—	—	—	11	—	11
Change in fair value of effective portion of hedges, net	—	—	—	—	3	—	3
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	1	—	1

Balance as of March 31, 2007	75,357,660	—	428	(263)	10	—	175

(Continued)

Novelis Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY — (Continued)
(In millions, except number of shares)

				Retained	Accumulated
			Additional	Earnings/	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Predecessor
Activity for April 1, 2007 through May 15, 2007:
Net income (loss)	—	—	—	(97)	—	(97)
Issuance of common stock from the exercise of stock options	57,876	—	1	—	—	1
Conversion of share-based compensation plans from equity-based plans to liability-based plans	—	—	(7)	—	—	(7)
Currency translation adjustment, net of tax	—	—	—	—	35	35
Change in fair value of effective portion of hedges, net of tax	—	—	—	—	(1)	(1)
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	(1)	(1)

Balance as of May 15, 2007	75,415,536	$—	$422	$(360)	$43	$105

Successor
Balance as of May 16, 2007	75,415,536	$—	$3,405	$—	$—	$3,405
Activity for May 16, 2007 through March 31, 2008:
Net income (loss)	—	—	—	(20)	—	(20)
Issuance of additional common stock	2,044,122	—	92	—	—	92
Currency translation adjustment, net of tax	—	—	—	—	59	59
Postretirement benefit plans:
Change in pension and other benefits, net of tax	—	—	—	—	(13)	(13)

Balance as of March 31, 2008	77,459,658	—	3,497	(20)	46	3,523
Fiscal 2009 Activity:
Net income (loss)	—	—	—	(1,910)	—	(1,910)
Currency translation adjustment, net of tax	—	—	—	—	(122)	(122)
Change in fair value of effective portion of hedges, net of tax	—	—	—	—	(19)	(19)
Postretirement benefit plans:
Change in pension and other benefits, net of tax	—	—	—	—	(53)	(53)

Balance as of March 31, 2009	77,459,658	$—	$3,497	$(1,930)	$(148)	$1,419

See accompanying notes to the consolidated financial statements.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of March 31, 2009, we had operations on four continents: North America; South America; Asia; and Europe, through 32 operating plants and four research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

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

Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB 103). In the accompanying consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (FASB 141). Due to the impact of push down accounting, the Company’s consolidated financial statements and certain note presentations separate the Company’s presentation into two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the periods up to, and including, the May 15, 2007 acquisition date (labeled “Predecessor”) and (2) the periods after that date (labeled “Successor”). The accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Change in Fiscal Year End

On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 under the Securities Exchange Act of 1934 for transition period reporting. Accordingly, these consolidated financial statements present our financial position as of March 31, 2009 and 2008, and the results of our operations, cash flows and changes in shareholder’s equity for the year ended March 31, 2009; the periods from May 16, 2007 through March 31, 2008 and from April 1, 2007 through May 15, 2007; the three months ended March 31, 2007 and the year ended December 31, 2006.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation Policy

Our consolidated financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control, entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate all significant intercompany accounts and transactions from our financial statements.

We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income (loss) includes our share of the net earnings (losses) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of equity method investments and net losses.

We use the cost method to account for our investments in entities that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at the lower of their cost or fair value.

Use of Estimates and Assumptions

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairments of long lived assets, intangible assets and equity investments; (4) actuarial assumptions related to pension and other postretirement benefit plans; (5) income tax reserves and valuation allowances and (6) assessment of loss contingencies, including environmental and litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Risks and Uncertainties

We are exposed to a number of risks in the normal course of our operations that could potentially affect our financial position, results of operations, and cash flows.

Laws and regulations

We operate in an industry that is subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose increasingly stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, post-mining reclamation and working conditions for our employees. Some environmental laws, such as the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, and comparable state laws, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Approximately 70% of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial position, results of operations and cash flows.

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

Other risks and uncertainties

In addition, refer to Note 17 — Fair Value of Assets and Liabilities and Note 20 — Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted for the current period.

The following reclassifications and presentation changes were made to the prior periods’ consolidated balance sheet and consolidated statements of operations to conform to the current period presentation. These reclassifications had no effect on total assets, total shareholder’s equity, net income (loss) or cash flows as previously presented:

•	The current portion of liabilities related to the Fair value of derivative instruments were reclassified from Accrued expenses and other current liabilities to a separate line item.

•	Restructuring charges, net were reclassified from Other (income) expenses, net to a separate line item.

•	Interest income was reclassified from Interest expense and amortization of debt issuance costs to a separate line item.

•	Sale transaction fees were reclassified from a separate line item to Other (income) expense, net.

In the consolidated balance sheet as of March 31, 2008, we reclassified $6 million from Current deferred income tax assets, $2 million from Accrued expenses and other current liabilities, and $53 million from Long-term deferred income tax liabilities to Goodwill due to a misclassification on the opening balance sheet of the Successor company. The impact of this reclassification increased total assets and total liabilities by $55 million, but had no effect on total shareholder’s equity, net income (loss) or cash flows as previously presented and is not considered material to the March 31, 2008 financial statements.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts Receivable

Our accounts receivable are geographically dispersed. We do not obtain collateral relating to our accounts receivable. We do not believe there are any significant concentrations of revenues from any particular customer or group of customers that would subject us to any significant credit risks in the collection of our accounts receivable. We report accounts receivable at the estimated net realizable amount we expect to collect from our customers.

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

Derivative Instruments

We utilize derivative instruments to manage our exposure to changes in commodity prices, foreign currency exchange rates and interest rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are recognized as (Gain) loss on change in fair value of derivative instruments, net and included in our consolidated statements of operations or included in Accumulated other comprehensive income (loss) (AOCI) on our consolidated balance sheet, depending on the nature or use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FASB 133), as amended.

Gains and losses on derivative instruments qualifying as cash flow hedges are included, to the extent the hedges are effective, in AOCI, until the underlying transactions are recognized as gains or losses and included in our consolidated statements of operations. Gains and losses on derivative instruments used as hedges of our net investment in foreign operations are included, net of taxes, to the extent the hedges are effective, in AOCI as part of the cumulative translation adjustment (CTA). The ineffective portions of cash flow hedges and hedges of net investments in foreign operations, if any, are recognized as gains or losses and included in our consolidated statements of operations, in (Gain) loss on change in fair value of derivative instruments, net in the current period.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

We carry our inventories at the lower of their cost or market value, reduced by reserves for excess and obsolete items. We use both the “average cost” and “first-in /first-out” methods to determine cost.

Property, Plant and Equipment

We report land, buildings, leasehold improvements and machinery and equipment at cost. We report assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. As a result of the Arrangement, land, building, leasehold improvements and machinery and equipment as of May 16, 2007 were adjusted to reflect fair value.

The ranges of estimated useful lives are as follows:

Years

Buildings	30 to 40
Leasehold improvements	7 to 20
Machinery and equipment	5 to 25
Furniture, fixtures and equipment	3 to 10
Equipment under capital lease obligations	6 to 15

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset, and when material, we capitalize interest on major construction and development projects while in progress.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is included as a gain or loss in Other (income) expenses, net in our consolidated statements of operations.

We account for operating leases under the provisions of FASB Statement No. 13, Accounting for Leases (FASB 13), and FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases. These pronouncements require us to recognize escalating rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

Goodwill

We account for goodwill under the guidance in FASB Statement No. 141, Business Combinations (FASB 141) and FASB Statement No. 142, Goodwill and Other Intangible Assets (FASB 142).

We test goodwill for impairment using a fair value approach at the reporting unit level. We use our operating segments as our reporting units. We test for impairment at least annually during the fourth quarter of each fiscal year, unless some triggering event occurs that would require an impairment assessment. In accordance with FASB 142, we concluded that events had occurred and circumstances had changed during our third quarter of fiscal 2009 requiring us to perform an interim period goodwill impairment test. See Note 3 — Impairment of Goodwill and Investment in Affiliate.

We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing dates. This approach includes many assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in economic and operating conditions

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value. If the carrying amount of a reporting unit’s goodwill were to exceed its estimated fair value, we would recognize an impairment charge in Impairment of goodwill in our consolidated statements of operations.

When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology of FASB 142.

Long-Lived Assets and Other Intangible Assets

In accordance with FASB 142, we amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value.

Under the guidance in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the recoverability of long-lived assets (excluding goodwill) and definite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Impairments of long-lived assets have been included in Restructuring charges, net and Other income (expense), net in the consolidated statement of operations.

If the carrying amount of an intangible asset were to exceed its fair value, we would recognize an impairment charge in Other (income) expenses, net in our consolidated statements of operations. No impairments of other intangible assets have been identified during any of the periods presented.

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

Guarantees

We account for certain guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that a guarantor recognize a liability for the fair value of obligations undertaken at the inception of a guarantee.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financing Costs and Interest Income

We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the “effective interest amortization” and straight-line methods. The related income or expense is included in Interest expense and amortization of debt issuance costs in our consolidated statements of operations. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the financing.

Fair Value of Financial Instruments

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (FASB 107), requires disclosures of the fair value of financial instruments. Our financial instruments include: cash and cash equivalents; certificates of deposit; accounts receivable; accounts payable; foreign currency, energy and interest rate derivative instruments; cross-currency swaps; metal option and forward contracts; related party notes receivable and payable; letters of credit; short-term borrowings and long-term debt.

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

Pensions and Postretirement Benefits

We account for our pensions and other postretirement benefits in accordance with FASB Statements No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FASB 158), No. 87, Employers’ Accounting for Pensions, and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. We adopted FASB 158 for the year ended December 31, 2006. FASB 158 requires us to recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to AOCI in shareholder’s equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. Prior to and including the three months ended March 31, 2007, we used a December 31 measurement date for our pension and postretirement plans. As a result of our acquisition by Hindalco and the application of push down accounting, our pension and postretirement plans were remeasured as of May 16, 2007. For the years ended March 31, 2009 and 2008, we used March 31 as the measurement date.

We use standard actuarial methods and assumptions to account for our pension and other postretirement benefit plans. Pension and postretirement benefit obligations are actuarially calculated using management’s best estimates of expected service periods, salary increases and retirement ages of employees. Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments. Generally, all net actuarial gains and losses are amortized over the expected average remaining service lives of plan participants.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K., unfunded pension plans in Germany, and unfunded lump sum indemnities in France, South Korea, Malaysia and Italy. Our other postretirement obligations include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

Minority Interests in Consolidated Affiliates

Our consolidated financial statements include all assets, liabilities, revenues and expenses of less-than-100%-owned affiliates that we control or for which we are the primary beneficiary. We record a minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their ownership share of the affiliate. Distributions made to the holders of minority interests are charged to the respective minority interest balance.

We suspend allocation of losses to minority interest holders when the minority interest balance for an affiliate is reduced to zero and the minority interest holder does not have an obligation to fund such losses. As of March 31, 2009, we have no such losses. Any excess loss above the minority interest balance is recognized by us in our consolidated statements of operations until the affiliate begins earning income again, at which time the minority interest holder’s share of the income is offset against the previously unrecorded losses, and only cumulative income in excess of the previously unrecorded losses will be credited and/or distributed to the minority interest holder.

Environmental Liabilities

We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. We adjust these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. Accruals for environmental liabilities are stated at undiscounted amounts. Environmental liabilities are included in our consolidated balance sheets in Accrued expenses and other current liabilities and Other long-term liabilities, depending on their short- or long-term nature. Any receivables for related insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in our consolidated balance sheets in Prepaid expenses and other current assets.

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

Income Taxes

We provide for income taxes using the asset and liability method as required by FASB Statement No. 109, Accounting for Income Taxes (FASB 109). This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. Under FASB 109, a valuation allowance is required when it is more likely than not that some portion of

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

Share-Based Compensation

On January 1, 2006, we adopted FASB Statement No. 123 (Revised), Share-Based Payment (FASB 123(R)), which is a revision to FASB Statement No. 123. FASB 123(R) requires the recognition of compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment.

We adopted FASB 123(R) using the modified prospective method, which requires companies to record compensation cost beginning with the effective date based on the requirements of FASB 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period. Additionally, we determined that all of our compensation plans settled in cash are considered liability based awards. As such, liabilities for awards under these plans are required to be measured at each reporting date until the date of settlement. Various valuation methods were used to determine the fair value of these awards.

Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are classified within financing cash flows.

Foreign Currency Translation

In accordance with FASB Statement No. 52, Foreign Currency Translation, the assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located in Europe and Asia), are translated to U.S. dollars at the period end exchange rates and revenues and expenses are translated at average exchange rates for the period. Differences arising from the translation of assets and liabilities are included in the currency translation adjustment (CTA) component of accumulated other comprehensive income. If there is a reduction in our ownership in a foreign operation, the relevant portion of the CTA is recognized in Other (income) expenses, net.

For all operations, the remeasurement of monetary items denominated in currencies other than the functional currency produce transaction gains and losses. For these operations, the monetary items denominated in currencies other than the functional currency are remeasured at period exchange rates and transaction gains and losses are included in Other (income) expenses, net in our consolidated statements of operations. Non-monetary items are remeasured at historical rates.

Research and Development

We incur costs in connection with research and development programs that are expected to contribute to future earnings, and charge such costs against income as incurred. Research and development costs consist primarily of salaries and administrative costs.

Restructuring Activities

Restructuring charges, net include employee severance and benefit costs, impairments of assets, and other costs associated with exit activities. We apply the provisions of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FASB 146) relating to one-time termination benefits. Severance costs accounted for under FASB 146 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the twelve months ended March 31, 2009.

During the quarter ended March 31, 2009, we adopted FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FASB 161). FASB 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. This standard had no impact on our consolidated financial position, results of operations and cash flows.

During the quarter ended December 31, 2008, we adopted FASB Staff Position (FSP) No. FAS 140-4 and FASB Interpretation No. 46(R)-8 (FIN 46(R)-8), Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FIN 46(R)-8 calls for enhanced disclosures by public entities about interests in variable interest entities (VIE) and provides users of the financial statements with greater transparency about an enterprise’s involvement with variable interest entities. This FSP had no impact on our consolidated financial position, results of operation and cash flows.

On April 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (FASB 159). FASB 159 permits entities to choose to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the “fair value option”) with changes in fair value reported in earnings each reporting period. The fair value option enables some companies to reduce the volatility in reported earnings caused by measuring related assets and liabilities differently without applying the complex hedge accounting requirements under FASB 133, to achieve similar results. We previously recorded our derivative contracts and hedging activities at fair value in accordance with FASB 133. We did not elect the fair value option for any other financial instruments or certain other financial assets and liabilities that were not previously required to be measured at fair value.

On April 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (FASB 157), as it relates to financial assets and financial liabilities. On October 10, 2008, we adopted FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). The FSP clarifies the application of FASB 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective for prior periods for which financial statements have not been issued. This standard had no impact on our consolidated financial position, results of operation and cash flows. See Note 17 — Fair Value of Assets and Liabilities regarding our adoption of this standard.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of March 31, 2009, as adoption is not required until future reporting periods.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB Opinion 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. As FSP FAS 107-1 and APB 28-1 only require enhanced disclosures, they will have no impact on our consolidated financial position, results of operation and cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. This standard will have no impact our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (FSP FAS 115-2) and FASB Staff Position No. 124-2 (FSP FAS 124-2), Recognition of Other-than-Temporary-Impairments. FSP FAS No. 115-2 and FSP FAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt and equity securities. FSP FAS No. 115-2 and FSP FAS No. 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. This standard will have no impact our consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP No. 132(R)-1). FSP No. 132(R)-1 requires that an employer disclose the following information about the fair value of plan assets: 1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; 2) the major categories of plan assets; 3) the inputs and valuation techniques used to measure the fair value of plan assets; 4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and 5) significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of FSP No. 132(R)-1 would not be required for earlier periods that are presented for comparative purposes. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

In November 2008, the Emerging Issues Task Force (EITF) issued Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-6 address questions that have arisen about the application of the equity method of accounting for investments acquired after the effective date of both FASB 141(R) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. EITF 08-06 clarifies how to account for certain transactions involving equity method investments. EITF 08-6 is effective on a prospective basis for fiscal years beginning after December 15, 2008, with early adoption prohibited. This standard will have no impact our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We have not yet commenced evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on our consolidated financial position, results of operations and cash flows.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued Statement No. 141 (Revised), Business Combinations (FASB 141(R)). FASB 141(R) establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will be required to apply this new standard prospectively to business combinations occurring after March 31, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB 141(R) amends certain provisions of FASB 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB 141(R) would also apply the provisions of FASB 141(R). Early adoption is prohibited.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASB 160). FASB 160 establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. FASB 160 applies to fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We do not believe that the adoption of FASB 160 will have a material effect on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

2.	LIQUIDITY

We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are available cash and cash equivalents, borrowing availability under our revolving credit facility and future cash generated by operating activities. During the first nine months of fiscal 2009, our liquidity position decreased significantly as the global recession led to a rapid decline in aluminum prices and end-customer demand for flat-rolled products. However, we believe aluminum prices have stabilized and that there is limited risk of further significant volume declines in fiscal 2010 due to the volume of our sales into the beverage can sheet market. We had stable liquidity in the fourth quarter of fiscal 2009 and expect to operate with positive cash flow in 2010, despite continued low levels of demand and net cash outflows to settle derivative positions. This reflects our ongoing efforts to preserve liquidity through cost and capital spending controls and effective management of working capital. Risks associated with supplier terms, customer credit and broker hedging capacity, while still present to some degree, have been managed to date with minimal negative impact on our business. Although there can be no assurances that further deterioration in global market conditions would not negatively impact our liquidity in 2010, we believe that our liquidity position will improve during fiscal 2010, due primarily to expected reduced cash outflows for metal derivatives and cash savings from previously-announced restructuring programs.

3.	IMPAIRMENT OF GOODWILL AND INVESTMENT IN AFFILIATE

In accordance with FASB 142, we evaluate the carrying value of goodwill for potential impairment annually during the fourth quarter of each fiscal year or on an interim basis if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying value. During the

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

third quarter of fiscal 2009, we concluded that interim impairment testing was required due to the recent deterioration in the global economic environment and the resulting significant decrease in both the market capitalization of our parent company and the valuation of our publicly traded 7.25% Senior Notes.

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

Quarter Ended December 31, 2008 Impairment Testing

For purposes of our step one analysis, our estimate of fair value of each reporting unit is based on a combination of (1) quoted market prices/relationships (the market approach), (2) discounted cash flows (the income approach) and (3) a stock price build-up approach (the build-up approach). Under the market approach, the fair value of each reporting unit was determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit was based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimated demand in each geographic market, future LME prices and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Under the build-up approach, which is a variation of the market approach, we estimated the fair value of each reporting unit based on the estimated contribution of each of the reporting units to Hindalco’s total business enterprise value. The estimated fair value for each reporting unit was within the range of fair values yielded under each approach. The result of our step one test indicated a potential impairment.

For our reporting units in North America, Europe and South America, we proceeded to step two for the goodwill impairment calculation in which we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. We allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit has been acquired and the fair value was the price paid to acquire each reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied fair value of the reporting unit’s goodwill. Step two was not performed for Asia as no goodwill has been allocated to this reporting unit.

As a result of our step two evaluation, we recorded a $1.34 billion impairment charge in the quarter ended December 31, 2008. We finalized our interim goodwill impairment test in the fourth quarter which resulted in no adjustment to the charge as recorded.

We also evaluated the carrying value of our investment in Aluminium Norf GmbH for impairment. This resulted in an impairment charge of $160 million, which is reported in Equity in net (income) loss of non-consolidated affiliates on the consolidated statement of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year End Impairment Testing

Our annual goodwill impairment test was performed in the fourth quarter and no additional impairment was identified. The table below summarizes goodwill by reporting unit (in millions).

	March 31,		Other	March 31,
Reporting Unit	2008(A)	Impairments	Adjustments(B)	2009
	Successor			Successor

North America	$1,149	$(860)	$(1)	$288
Europe	518	(330)	(7)	181
South America	263	(150)	—	113

	$1,930	$(1,340)	$(8)	$582

(A)	See Note 1 — Business and Summary of Significant Accounting Policies (Reclassifications) for discussion of goodwill balance reclassification at March 31, 2008.

(B)	Other adjustments include: (1) an adjustment in North America for final payment related to the transfer of pension plans in Canada for employees who elected to transfer their past service to Novelis during the quarter ended June 30, 2008 and (2) adjustments in Europe related to tax audits during the year ended March 31, 2009.

4.	RESTRUCTURING PROGRAMS

The following table summarizes the restructuring activity by region (in millions). Restructuring charges, net on the consolidated statement of operations for the year ended March 31, 2009 of $95 million include $22 million of non-cash charges related to restructuring actions in Europe and Asia, discussed below.

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves

Predecessor
Balance as of December 31, 2006	$33	$—	$—	$—	$1	$34
January 1, 2007 to March 31, 2007 Activity:
Provisions (recoveries), net	9	—	—	—	—	9
Cash payments	(5)	—	—	—	(1)	(6)
Adjustments — other	(1)	—	—	—	—	(1)

Balance as of March 31, 2007	36	—	—	—	—	36
April 1, 2007 to May 15, 2007 Activity:
Provisions (recoveries), net	1	—	—	—	—	1
Cash payments	(1)	—	—	—	—	(1)
Adjustments — other	1	—	—	—	—	1

Balance as of May 15, 2007	37	—	—	—	—	37

Successor
May 16, 2007 to March 31, 2008 Activity:
Provisions (recoveries), net	2	4	—	—	—	6
Cash payments	(20)	—	—	—	—	(20)
Adjustments — other	1	—	—	—	—	1

Balance as of March 31, 2008	20	4	—	—	—	24
Fiscal 2009 Activity:
Provisions (recoveries), net	53	16	1	2	1	73
Cash payments	(8)	(5)	(1)	—	—	(14)
Adjustments — other	(4)	1	—	—	—	(3)

Balance as of March 31, 2009	$61	$16	$—	$2	$1	$80

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended March 31, 2009 Restructuring Activities

Europe

In March 2009, we announced the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K. Operations ceased in April 2009, resulting in the elimination of 440 positions. For the year ended March 31, 2009, we recorded approximately $20 million in severance-related costs, $20 million in environmental remediation expenses and $3 million in other exit related costs. Environmental liabilities are projected to be settled through April 2011.

Also related to the Rogerstone closure, we recorded $12 million in non-cash fixed asset impairments, an $8 million write-down of parts and supplies and a $3 million reduction to reserves associated with an unfavorable contract established as part of the Arrangement. These restructuring charges are not included in the restructuring provision table above but have been reflected as reductions to the respective balance sheet account.

In March 2009, we announced a restructuring plan to streamline our operations at our Rugles facility located in Upper Normandy, France, which eliminates approximately 80 positions. The facility will continue operation of its five major processes, including continuous casting, breakdown/foilstock, rolling, grinding and finishing. For the year ended March 31, 2009, we recorded $9 million in severance-related costs.

In March 2009, we recorded $1 million in severance costs at our Ohle, Germany facility related to the elimination of 13 positions.

North America

In November 2008, we announced a Voluntary Separation Program (VSP) available to salaried employees in North America and the Corporate office aimed at reducing staff levels. This VSP supplemented a pre-existing Involuntary Severance Program (ISP). We eliminated approximately 120 positions for the year ended March 31, 2009, and recorded $16 million in severance-related costs for the VSP and ISP programs.

South America

In January 2009, we announced that we will cease production of alumina at our Ouro Preto facility in Brazil effective May 2009. The global economic crisis and the recent dramatic drop in alumina prices have made alumina production at Ouro Preto economically unfeasible. For the foreseeable future, the Ouro Preto facility will purchase alumina through third-parties. Approximately 290 positions were eliminated at Ouro Preto, including 150 employees and 140 contractors. For the year ended March 31, 2009, we recorded approximately $2 million in severance-related costs. Other exit costs include less than $1 million related to the idling of the refinery. Other activities related to the facility, including electric power generation and the production of primary aluminum, will continue unaffected.

Asia

In February 2009, we recorded approximately $1 million in severance-related costs related to a voluntary retirement program in Asia which eliminated 34 positions. Also, during the year ended March 31, 2009, we recorded an impairment charge of approximately $5 million in Novelis Korea due to the obsolescence of certain production related fixed assets. These restructuring charges are not included in the restructuring provision table above but have been reflected as reductions to the respective balance sheet account.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended March 31, 2008 Restructuring Activities

North America

In March 2008, management approved the closure of our light gauge converter products facility in Louisville, Kentucky. The closure is intended to bring the capacity of our North American operations in line with local market demand. As a result of the closure, we recognized approximately $5 million in restructuring charges during the quarter ended March 31, 2008. Our Louisville facility closed in June 2008.

Three Months Ended March 31, 2007 Restructuring Activities

Europe

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

Year Ended December 31, 2006 Restructuring Activities

Europe

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

In August 2006, we announced a restructuring of our European central management and administration activities in Zurich, Switzerland to reduce overhead costs and streamline support functions. In addition, we exited our Neuhausen research and development center in Switzerland. Through March 31, 2008, we completed this action and incurred costs of approximately $4 million.

In July 2006, we announced restructuring actions at our Goettingen facility in Germany to reduce overhead administrative costs and streamline functions. We incurred approximately $5 million related primarily to severance costs through December 31, 2006. As of March 31, 2009, we have completed this action and have not incurred significant additional costs.

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

North America

In December 2006, we announced the closing of our Montreal planning office. We incurred approximately $1 million of severance-related costs through December 31, 2006. Through March 31, 2008, we completed this action and incurred no additional costs.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in millions).

	March 31,
	2009	2008
	Successor	Successor

Trade accounts receivable	$1,002	$1,160
Other accounts receivable	49	89

Accounts receivable — third parties	1,051	1,249
Allowance for doubtful accounts — third parties	(2)	(1)

	1,049	1,248
Other accounts receivable — related parties	25	31

Accounts receivable, net	$1,074	$1,279

Allowance for Doubtful Accounts

The allowance for doubtful accounts is management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known uncollectible accounts, historical experience and other currently available evidence. As of March 31, 2009 and 2008, our allowance for doubtful accounts represented approximately 0.2% and 0.1%, respectively, of gross accounts receivable.

Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at	Additions	Accounts
	Beginning	Charged to	Recovered/	Foreign Exchange	Balance at
	of Period	Expense	(Written-Off)	and Other	End of Period

Predecessor
Year Ended December 31, 2006	$26	$4	$(4)	$3	$29
Three Months Ended March 31, 2007	$29	$—	$—	$—	$29
April 1, 2007 Through May 15, 2007	$29	$—	$(2)	$1	$28

Successor
May 16, 2007 Through March 31, 2008	$—	$1	$—	$—	$1
Year Ended March 31, 2009	$1	$2	$(1)	$—	$2

Forfaiting of Trade Receivables

Novelis Korea Ltd. forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 120 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are not included in the accompanying consolidated balance sheets. Forfaiting expenses are included in Selling, general and administrative expenses in our consolidated statements of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Factoring of Trade Receivables

Our Brazilian operations factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. Under this method, customers are directed to make payments on invoices to a financial institution, but are not contractually required to do so. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables, and they are not included in the accompanying consolidated balance sheets. Factoring expenses are included in Selling, general and administrative expenses in our consolidated statements of operations.

Summary Disclosures of Financial Amounts

The following tables summarize amounts relating to our forfaiting and factoring activities (in millions).

		May 16, 2007	April 1, 2007	Three Months	Year Ended
	Year Ended	Through	Through	Ended	December 31,
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Receivables forfaited	$570	$507	$51	$68	$424
Receivables factored	$70	$75	$—	$18	$71
Forfaiting expense	$5	$6	$1	$1	$5
Factoring expense	$1	$1	$—	$—	$1

	March 31,
	2009	2008
	Successor	Successor

Forfaited receivables outstanding	$71	$149
Factored receivables outstanding	$—	$—

6.	INVENTORIES

Inventories consist of the following (in millions).

	March 31,
	2009	2008
	Successor	Successor

Finished goods	$215	$381
Work in process	296	638
Raw materials	207	362
Supplies	86	75

	804	1,456
Allowances	(11)	(1)

Inventories	$793	$1,455

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following (in millions).

	As of March 31,
	2009	2008
	Successor	Successor

Land and property rights	$213	$258
Buildings	760	826
Machinery and equipment	2,495	2,460

	3,468	3,544
Accumulated depreciation and amortization	(741)	(331)

	2,727	3,213
Construction in progress	72	144

Property, plant and equipment, net	$2,799	$3,357

Due to the assignment of new fair values as a result of the Arrangement, we have no fully depreciated assets included in our consolidated balance sheet as of March 31, 2009 and 2008.

Total depreciation expense is shown in the table below (in millions). Capitalized interest related to construction of property, plant and equipment was immaterial in the periods presented.

	Year Ended	May 16, 2007	April 1, 2007	Three Months	Year Ended
	March 31,	Through	Through	Ended	December 31,
	2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Depreciation expense related to property, plant and equipment	$398	$338	$28	$58	$231

Asset impairments

During the year ended March 31, 2009, we recorded $1 million of impairment charges, which is included in Other (income) expense, net on the consolidated statement of operations. We also recorded impairment charges totaling $17 million related to assets in Europe and Asia which have been included in Restructuring charges, net on the consolidated statement of operations (see Note 4 — Restructuring Programs).

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes rent expense included in our consolidated statements of operations (in millions):

	Year Ended	May 16, 2007	April 1, 2007	Three Months	Year Ended
	March 31,	Through	Through	Ended	December 31,
	2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Rent expense	$25	$27	$3	$4	$22

Future minimum lease payments as of March 31, 2009, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions). The future minimum lease payments for capital lease obligations exclude $3 million of unamortized fair value adjustments recorded as a result of the Arrangement (see Note 12 — Debt in the accompanying consolidated financial statements).

	Operating	Capital Lease
Year Ending March 31,	Leases	Obligations

2010	$19	$7
2011	16	7
2012	14	7
2013	13	7
2014	11	6
Thereafter	23	34

Total minimum lease payments	$96	68

Less: interest portion on capital lease		(21)

Principal obligation on capital leases		$47

Assets and related accumulated amortization under capital lease obligations as of March 31, 2009 and 2008 are as follows (in millions).

	March 31,
	2009	2008
	Successor	Successor

Assets under capital lease obligations:
Buildings	$9	$13
Machinery and equipment	63	55

	72	68
Accumulated amortization	(19)	(17)

	$53	$51

Sale of assets

There were no material sales of fixed assets during the year ended March 31, 2009. During March 2008, we sold land at our Kingston facility in Ontario, Canada for $5 million. No gain or loss was recognized on the sale. During the year ended December 31, 2006, we sold our rights to develop and operate two hydroelectric power plants in South America and recorded a pre-tax gain of approximately $11 million, included in Other (income) expenses, net in our consolidated statements of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

The following is a summary of our asset retirement obligation activity. The period-end balances are included in Other long-term liabilities in our consolidated balance sheets (in millions).

Predecessor
Asset retirement obligation as of December 31, 2006	$13
Liability incurred	1
Liability settled	—
Accretion	—

Asset retirement obligation as of March 31, 2007	14
Liability incurred	—
Liability settled	—
Accretion	—

Asset retirement obligation as of May 15, 2007	$14

Successor
Asset retirement obligation as of May 16, 2007	$14
Liability incurred	—
Liability settled	—
Accretion	2

Asset retirement obligation as of March 31, 2008	16
Liability incurred	—
Liability settled	—
Accretion	1
Other	(1)

Asset retirement obligation as of March 31, 2009	$16

8.	INTANGIBLE ASSETS

The components of intangible assets were as follows (in millions).

	March 31, 2009 — Successor				March 31, 2008 — Successor
	Gross		Net	Weighted	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life

Tradenames	$140	$(13)	$127	20 years	$152	$(6)	$146	20 years
Technology	165	(21)	144	15 years	169	(10)	159	15 years
Customer-related intangible assets	459	(43)	416	20 years	484	(21)	463	20 years
Favorable energy supply contract	124	(28)	96	9.5 years	124	(13)	111	9.5 years
Other favorable contracts	13	(9)	4	3.3 years	15	(6)	9	3.3 years

	$901	$(114)	$787	17.2 years	$944	$(56)	$888	17.2 years

Our favorable energy supply contract and other favorable contracts are amortized over their estimated useful lives using methods that reflect the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets is as follows (in millions):

	Year Ended	May 16, 2007	April 1, 2007	Three Months	Year Ended
	March 31,	Through	Through	Ended	December 31,
	2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Total Amortization expense related to intangible assets	$59	$56	$—	$—	$2
Less: Amortization expense related to intangible assets included in Cost of goods sold(A)	18	19	—	—	—

Amortization expense related to intangible assets included in Depreciation and amortization	$41	$37	$—	$—	$2

(A)	Relates to amortization of favorable energy and other supply contracts.

Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,

2010	$58
2011	55
2012	54
2013	54
2014	53

9.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We have a variable interest in Logan Aluminum, Inc. (Logan) and have concluded that we are the primary beneficiary. As a result, this entity is consolidated pursuant to FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46(R)) in all periods presented. All significant intercompany transactions and balances have been eliminated.

Logan Organization and Operations

In 1985, Alcan purchased an interest in Logan to provide tolling services jointly with ARCO Aluminum, Inc. (ARCO). Logan produces approximately one-third of the can sheet utilized in the U.S. can sheet market. According to the joint venture agreements between Alcan and ARCO, Alcan owned 40 shares of Class A common stock and ARCO owned 60 shares of Class B common stock in Logan. Each share provides its holder with one vote, regardless of class. However, Class A shareholders have the right to select four directors, and Class B shareholders have the right to select three directors. Generally, a majority vote is required for the Logan board of directors to take action. In connection with our spin-off from Alcan in January 2005, Alcan transferred all of its rights and obligations under a joint venture agreement and subsequent ancillary agreements (collectively, the JV Agreements) to us.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Based upon a previous restructuring program, Novelis acquired the right to use the excess capacity at Logan. To utilize this capacity, we installed and have sole ownership of a cold mill at the Logan facility which enabled us have the ability to take the majority share of production and costs. These facts qualify Novelis as Logan’s primary beneficiary under FIN 46(R).

Carrying Value

The following table summarizes the carrying value and classification on our consolidated balance sheets of assets and liabilities owned by the Logan joint venture and consolidated under FIN 46(R) (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture.

	March 31,
	2009	2008
	Successor	Successor

Current assets	$64	$61
Total assets	$124	$106
Current liabilities	$(35)	$(39)
Total liabilities	$(135)	$(112)
Net carrying value	$(11)	$(6)

10.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of March 31, 2009, and which we account for using the equity method. We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. We have no material investments that we account for using the cost method.

		Ownership
Affiliate Name	Ownership Structure	Percentage

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
MiniMRF LLC	Limited Liability Company	50%
Deutsche Aluminium Verpackung Recycling GmbH	Corporation	30%
France Aluminium Recyclage S.A.	Public Limited Company	20%

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2007, we completed the dissolution of EuroNorca Partners, and we received approximately $2 million upon the completion of liquidation proceedings. No gain or loss was recognized on the liquidation.

In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque S.A. Industria e Comercio (Petrocoque) to the other shareholders of Petrocoque. Prior to the sale, we accounted for Petrocoque using the equity method of accounting. The results of operations of Petrocoque through the date of sale are included in the table below.

The following table summarizes the condensed assets, liabilities and equity of our equity method affiliates (on a 100% basis, in millions) on a historical basis of accounting. The results do not include the unamortized fair value adjustments relating to our non-consolidated affiliates due to the Arrangement. As of March 31, 2009 and 2008, there were $551 million and $766 million, respectively, of unamortized fair value adjustments recorded in Investment in and advances to non-consolidated affiliates.

	March 31,
	2009	2008

Assets:
Current assets	$158	$192
Non-current assets	560	677

Total assets	$718	$869

Liabilities:
Current liabilities	$128	$151
Non-current liabilities	254	359

Total liabilities	382	510
Equity:
Novelis	168	180
Third parties	168	179

Total liabilities and equity	$718	$869

The following table summarizes the condensed results of operations of our equity method affiliates (on a 100% basis, in millions) on a historical basis of accounting. These results do not include the incremental depreciation and amortization expense that we record in our equity method accounting, which arises as a result of the amortization of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. These results also do not include the $160 million impairment charge to reduce the carrying value of our investment in Aluminium Norf GmbH for the year ended March 31, 2009. (See Note 3 — Impairment of Goodwill and Investment in Affiliate.)

	Year	May 16, 2007	April 1, 2007	Three Months	Year
	Ended	Through	Through	Ended	Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006

Net sales	$553	$564	$45	$127	$558
Costs, expenses and income taxes	511	495	43	122	521

Net income	$42	$69	$2	$5	$37

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes our incremental depreciation and amortization expense on our equity method investments due to the Arrangement.

	Year	May 16, 2007
	Ended	Through
	March 31, 2009	March 31, 2008
	Successor	Successor

Incremental depreciation and amortization expense	$48	$39
Tax benefit(A)	(15)	(29)

Incremental depreciation and amortization expense, net	$33	$10

(A)	The tax benefits for the period from May 16, 2007 through March 31, 2008 includes tax benefits associated with amortization and a statutory tax rate change recorded as part of our equity method accounting for these investments. There were no such statutory tax rate changes in the other period noted in the table above.

Included in the accompanying consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of transactions that we had with related parties (in millions).

	Year	May 16, 2007	April 1, 2007	Three Months	Year
	Ended	Through	Through	Ended	Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Purchases of tolling services, electricity and inventories
Aluminium Norf GmbH(A)	$257	$253	$21	$61	$227
Consorcio Candonga(B)	18	24	1	3	14
Petrocoque S.A. Industria e Comercio(C)	n.a.	n.a.	n.a.	n.a.	2

Total purchases from related parties	$275	$277	$22	$64	$243

Interest (income) expense
Aluminium Norf GmbH(D)	$—	$1	$—	$—	$(1)

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We obtain electricity from Consorcio Candonga for our operations in South America.

(C)	We purchased calcined-coke from Petrocoque for use in our smelting operations in South America. As previously discussed, we sold our interest in Petrocoque in November 2006. They are not considered a related party in periods subsequent to November 2006.

(D)	We earn interest income on a loan due from Aluminium Norf GmbH.

n.a. not applicable — see (C).

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying consolidated balance sheets (in millions).

	March 31,
	2009	2008
	Successor	Successor

Accounts receivable(A)	$25	$31
Other long-term receivables(A)	$23	$41
Accounts payable(B)	$48	$55

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following (in millions).

	March 31,
	2009	2008
	Successor	Successor

Accrued compensation and benefits	$103	$141
Accrued settlement of legal claim	—	39
Accrued interest payable	12	15
Accrued income taxes	33	37
Current portion of fair value of unfavorable sales contracts	152	242
Other current liabilities	216	230

Accrued expenses and other current liabilities	$516	$704

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	DEBT

Debt consists of the following (in millions).

	March 31, 2009					March 31, 2008
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value
				Successor			Successor

Long-term debt, net of current portion — third parties:
Novelis Inc.
7.25% Senior Notes, due February 2015	7.25%		$1,124	$47	$1,171	$1,399	$67	$1,466
Floating rate Term Loan facility, due July 2014	3.21	%(C)	295	—	295	298	—	298
Novelis Corporation
Floating rate Term Loan facility, due July 2014	3.21	%(C)	867	(54)	813	655	—	655
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 51 million)	7.50%		45	(3)	42	54	(4)	50
Capital lease obligation, due August 2011 (CHF 3 million)	2.49%		2	—	2	3	—	3
Novelis Korea Limited
Bank loan, due October 2010	5.44%		100	—	100	100	—	100
Bank loan, due February 2010 (Korean won (KRW) 50 billion)	3.94%		37	—	37	—	—	—
Bank loan, due May 2009 (KRW 10 billion)	7.47%		7	—	7	—	—	—
Bank loans, due September 2010 through June 2011 (KRW 308 million)	3.24	%(D)	—	—	—	1	—	1
Other
Other debt, due April 2009 through December 2012	0.61	%(D)	1	—	1	2	—	2

Total debt — third parties			2,478	(10)	2,468	2,512	63	2,575
Less: current portion			(59)	8	(51)	(15)	—	(15)

Long-term debt, net of current portion — third parties:			$2,419	$(2)	$2,417	$2,497	$63	$2,560

Long-term debt, net of current portion — related party
Novelis Inc.
Unsecured credit facility — related party, due January 2015	13.00%		$91	$—	$91	$—	$—	$—

(A)	Interest rates are as of March 31, 2009 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. Additional floating rate Term Loan with a face value of $220 million issued in March 2009 was recorded at a fair value of $165 million. See discussion below.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(C)	Excludes the effect of related interest rate swaps and the effect of accretion of fair value.

(D)	Weighted average interest rate.

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized fair value adjustments and using rates of exchange as of March 31, 2009 for our debt denominated in foreign currencies) are as follows (in millions).

Year Ending March 31,	Amount

2010	$59
2011	116
2012	16
2013	16
2014	15
Thereafter	2,347

Total	$2,569

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities (Senior Notes). The Senior Notes were priced at par, bear interest at 7.25% and mature on February 15, 2015.

As a result of the Arrangement, the Senior Notes were recorded at their fair value of $1.474 billion based on their market price of 105.25% of $1,000 face value per bond as of May 14, 2007. The incremental fair value of $74 million is being amortized over the remaining life of the Senior Notes as an offset to interest expense using the effective interest amortization method.

Under the indenture that governs the Senior Notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates.

In March 2009, we recognized a $122 million pre-tax gain on the extinguishment of debt as part of a debt restructuring action. We exchanged Senior Notes with a principal value of $275 million for additional floating rate Term Loan with a face value of $220 million and estimated fair value of $165 million. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the exchange was accounted for as a debt extinguishment and issuance of new debt, with the fair value of the Term Loan used to determine the gain on extinguishment. The carrying value of the Senior Notes used in the gain calculation includes $12 million representing the pro rata allocation of the remaining unamortized fair value adjustment that was established in connection with the Arrangement.

Credit Agreements

On July 6, 2007, we entered into new senior secured credit facilities with a syndicate of lenders led by affiliates of UBS and ABN AMRO (Credit Agreements) providing for aggregate borrowings of up to $1.76 billion. The Credit Agreements consist of (1) a $960 million seven-year Term Loan facility (Term Loan facility) and (2) an $800 million five year multi-currency asset-based revolving credit line and letter of credit facility (ABL facility).

Under the ABL facility, interest charged is dependent on the type of loan as follows: (1) any swingline loan or any loan categorized as an ABR borrowing will bear interest at an annual rate equal to the alternate

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The proceeds from the Term Loan facility of $960 million, drawn in full at the time of closing, and an initial draw of $324 million under the ABL facility were used to pay off our old senior secured credit facility, pay for debt issuance costs of the Credit Agreements and provide for additional working capital. Mandatory minimum principal amortization payments under the Term Loan facility are $2.4 million per calendar quarter. Additional mandatory prepayments are required to be made for certain collateral liquidations, asset sales, debt and preferred stock issuances, equity issuances, casualty events and excess cash flow (as defined in the Credit Agreements). Any unpaid principal is due in full on July 6, 2014.

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

Borrowings under the ABL facility are generally based on 85% of eligible accounts receivable and 70% to 75% of eligible inventories. Commitment fees ranging from 0.25% to 0.375% are based on average daily amounts outstanding under the ABL facility during a fiscal quarter and are payable quarterly.

The Credit Agreements include customary affirmative and negative covenants. Under the ABL facility, if our excess availability, as defined under the borrowing, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of March 31, 2009, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under our ABL facility of $80 million. Substantially all of our assets are pledged as collateral under the Credit Agreements.

As discussed above, in March 2009, we issued an additional Term Loan with a face value of $220 million in exchange for $275 million of Senior Notes. The additional Term Loan was recorded at a fair value of $165 million determined using a discounted cash flow model. The difference between the fair value and the face value of the new Term Loan will be accreted over the life of the Term Loan using the effective interest method, resulting in additional non-cash interest expense.

Interest Rate Swaps

As of March 31, 2009, we had entered into interest rate swaps to fix the variable LIBOR interest rate on $700 million of our floating rate Term Loan facility. We are still obligated to pay any applicable margin, as defined in our Credit Agreements. Interest rate swaps related to $400 million at an effective weighted average interest rate of 4.0% expire March 31, 2010. In January 2009, we entered into two interest rate swaps to fix the variable LIBOR interest rate on an additional $300 million of our floating Term Loan facility at a rate of 1.49%, plus any applicable margin. These interest rate swaps are effective from March 31, 2009 through March 31, 2011.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009 approximately 71% of our debt was fixed rate and approximately 29% was variable-rate.

Unsecured Credit Facility

In February 2009, to assist in maintaining adequate liquidity levels, we entered into an unsecured credit facility of $100 million (the Unsecured Credit Facility) with a scheduled maturity date of January 15, 2015 from an affiliate of the Aditya Birla group. Any advance of the Unsecured Credit Facility is deemed to be a permanent reduction of the loan and any part of the loan which is repaid may not be re-borrowed. For each advance under the credit facility, interest is payable quarterly at a rate of 13% per annum prior to the first anniversary of the advance and 14% per annum thereafter, until the earlier of repayment or maturity.

Under the Unsecured Credit Facility, we are subject to certain negative covenants applicable to the restriction of prepayments of other indebtedness and to certain modification of our Credit Agreements and 7.25% Senior Notes.

As of March 31, 2009, we have drawn down $91 million of this facility.

Short-Term Borrowings and Lines of Credit

As of March 31, 2009, our short-term borrowings were $264 million consisting of (1) $231 million of short-term loans under our ABL facility, (2) a $9 million short-term loan in Italy, (3) a $22 million short-term loan in Korea and (4) $2 million in bank overdrafts. As of March 31, 2009, $42 million of our ABL facility was utilized for letters of credit and we had $233 million in remaining availability under this revolving credit facility before the covenant related restriction discussed above.

As of March 31, 2009, we had an additional $92 million outstanding under letters of credit in Korea not included in our revolving credit facility. The weighted average interest rate on our total short-term borrowings was 2.75% and 4.12% as of March 31, 2009 and 2008, respectively.

Korean Bank Loans

In December 2004, we entered into (1) a $70 million floating rate loan and (2) a KRW 25 billion ($25 million) floating rate loan, both due in December 2007. We immediately entered into an interest rate and cross currency swap on the $70 million floating rate loan through a 4.55% fixed rate KRW 73 billion ($73 million) loan and an interest rate swap on the KRW 25 billion floating rate loan to fix the interest rate at 4.45%. In October 2007, we entered into a $100 million floating rate loan due October 2010 and immediately repaid the $70 million loan. In December 2007, we repaid the KRW 25 billion loan from the proceeds of the $100 million floating rate loan. Additionally, we immediately entered into an interest rate swap and cross currency swap for the $100 million floating rate loan through a 5.44% fixed rate KRW 92 billion ($92 million) loan.

In November 2008, we entered into a 7.47% interest rate KRW 10 billion ($7 million) bank loan due May 2009. In February 2009, we entered into a 3.94% interest rate KRW 50 billion ($37 million) bank loan due February 2010.

Capital Lease Obligations

In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, which is equivalent to $1.5 million at the exchange rate as of March 31, 2009.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and fixed monthly payments of CHF 0.1 million, which is equivalent to $0.1 million at the exchange rate as of March 31, 2009.

13.	SHARE-BASED COMPENSATION

Share-Based Compensation Expense

Total share-based compensation expense for active and inactive plans for the respective periods, including amounts related to the cumulative effect of an accounting change (exclusive of income taxes) from adopting FASB Statement No. 123(R) on January 1, 2006, is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our consolidated statements of operations. For the year ended March 31, 2009, total compensation expense related to share-based awards was less than $1 million, and therefore are not included in the table.

	May 16, 2007	April 1, 2007	Three Months	Year Ended
	Through	Through	Ended	December 31,
	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Predecessor	Predecessor	Predecessor
Active Plans(A):
Recognition Awards(B)	$2.3	$1.5	$0.5	$0.5

Inactive Plans:
Novelis 2006 Incentive Plan (stock options)	n.a.	14.5	0.9	0.7
Novelis 2006 Incentive Plan (stock appreciation rights)	n.a.	5.6	1.4	0.4
Novelis Conversion Plan of 2005	n.a.	23.8	0.3	7.3
Stock Price Appreciation Unit Plan	n.a.	(0.5)	4.4	4.5
Deferred Share Unit Plan for Non-Executive Directors	n.a.	0.2	2.2	1.8
Novelis Founders Performance Awards	n.a.	0.1	6.0	2.7
Total Shareholder Returns Performance Plan	n.a.	—	—	0.2

Inactive Plants — Total Share-Based Compensation Expense	n.a.	$43.7	$15.2	$17.6

(A)	In June 2008, our board of directors authorized the 2009 Novelis Long-Term Incentive Plan. As of March 31, 2009, only the 2009 Novelis Long-term Incentive Plan remained active; however, there was no share-based compensation expense related to this plan in any period reflected in the table above or for the year ended March 31, 2009.

(B)	One-half of the outstanding Recognition Awards vested on December 31, 2007. The remaining outstanding Recognition Awards vested on December 31, 2008. As of March 31, 2009, the Recognition Awards were inactive.

n.a. Not applicable as plan was cancelled as a result of the Arrangement

Effect of Acquisition by Hindalco

As a result of the Arrangement, all of our share-based compensation awards (except for our Recognition Awards) were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. We made aggregate cash payments (including applicable payroll-

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related taxes) totaling $72 million to plan participants following consummation of the Arrangement, as follows:

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

2009 Novelis Long-Term Incentive Plan

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

In October 2008, our board of directors approved an amendment to the 2009 LTIP. The design elements of the amended 2009 LTIP are largely unchanged from the original 2009 LTIP. However, the amended 2009 LTIP now specifies that (a) the plan shall be administered by the Compensation Committee of the Board of Directors, (b) all payments shall be made in cash upon exercise (less applicable withholdings), and (c) the Compensation Committee has the authority to make adjustments in the number and price of SARs covered by the plan in order to prevent dilution or enlargement of the rights of employees that would otherwise result

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from a change in the capital structure of the Company (e.g., dividends, stock splits, rights issuances, reorganizations, liquidation of assets, etc.).

In November 2008, grants totaling 21,534,619 SARs at an exercise price of 60.50 Indian Rupees ($1.23 at the December 31, 2008 exchange rate) per SAR were made to our executive officers and key employees. For the year ended March 31, 2009, there were 1,168,426 SARs forfeited.

At March 31, 2009, for outstanding SARs, the average remaining contractual term is 6.22 years and the aggregate intrinsic value is zero as the market value of a share of Hindalco stock was less than the SAR exercise price. No SARs were exercisable at March 31, 2009.

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Black-Scholes valuation method. We used historical stock price volatility data of Hindalco on the Bombay Stock Exchange to determine expected volatility assumptions. The annual expected dividend yield is based on Hindalco dividend payments of $0.04 (1.85 Indian Rupees) per year. Risk-free interest rates are based on treasury yields in India, consistent with the expected remaining lives of the SARs. Because we do not have a sufficient history of SAR exercise or cancellation, we estimated the expected remaining life of the SARs based on an extension of the “simplified method” as prescribed by Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107).

The fair value of each SAR under the 2009 LTIP was estimated as of March 31, 2009 using the following assumptions:

Expected volatility	47.60 - 54.49%
Weighted average volatility	50.87%
Dividend yield	3.55%
Risk-free interest rate	6.21 - 6.72%
Expected life	3.22 - 4.72 years

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. No compensation expense for this performance period has been recorded in the year ended March 31, 2009 as annual performance criterion were not met. Additionally, since the performance criteria for the fiscal years 2010 to 2012 have not yet been established and therefore, no measurement periods have commenced, no expense has been recorded for those tranches in the year ended March 31, 2009.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met except for the 2009 performance period) of $3 million is expected to be realized over a weighted average period of 4.2 years.

Recognition Awards

In September 2006, we entered into Recognition Agreements and granted Recognition Awards to certain executive officers and other key employees (Executives) to retain and reward them for continued dedication towards corporate objectives. Under the terms of these agreements, Executives who remained continuously employed by us through the vesting dates of December 31, 2007 and December 31, 2008 were entitled to receive one-half of their total Recognition Awards on each vesting date. The number of Recognition Awards payable under the agreements varied by Executive. As a result of the Arrangement, the Recognition Awards changed from an equity-based to a liability-based plan using the $44.93 per common share transaction price as the per share value. This change resulted in additional share-based compensation expense of $1.3 million during the period from April 1, 2007 through May 15, 2007.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

One-half of the outstanding Recognition Awards vested on December 31, 2007, and were settled for approximately $3 million in cash in January 2008. The remaining outstanding Recognition Awards vested on December 31, 2008, and were settled for approximately $2 million in cash in January 2009.

Inactive Plans

As previously mentioned, as a result of the Arrangement, all of our share-based compensation awards (except for our Recognition Awards) were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. The following tables summarizes the activity and assumptions used to estimate fair value of the cancelled plans.

Novelis 2006 Incentive Plan

In October 2006, our shareholders approved the Novelis 2006 Incentive Plan (2006 Incentive Plan) to effectively replace the Novelis Conversion Plan of 2005 and Stock Price Appreciation Unit Plan (both described below). Under the 2006 Incentive Plan, up to an aggregate number of 7,000,000 shares of Novelis common stock were authorized to be issued in the form of stock options, stock appreciation rights (SARs), restricted shares, restricted share units, performance shares and other share-based incentives.

2006 Stock Options

In October 2006, our board of directors authorized a grant of an aggregate of 885,170 seven-year non-qualified stock options under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees.

Prior to the Arrangement, the fair value of our premium and non-premium options was estimated using the following assumptions for the year ended December 31, 2006, the three months ended March 31, 2007 and the period from April 1, 2007 through May 15, 2007 (Predecessor):

Expected volatility	42.20 to 46.40%
Weighted average volatility	44.30%
Dividend yield	0.16%
Risk-free interest rate	4.68 to 4.71%
Expected life	1.00 to 4.75 years

As a result of the Arrangement, 825,850 premium and non-premium options under the 2006 Incentive Plan were accelerated to vest and were settled in cash for approximately $16 million.

Stock Appreciation Rights

In October 2006, our board of directors authorized a grant of 381,090 Stock Appreciation Rights (SARs) under the 2006 Incentive Plan at an exercise price of $25.53 to certain of our executive officers and key employees.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Novelis Conversion Plan of 2005

In January 2005, our board of directors adopted the Novelis Conversion Plan of 2005 (the Conversion Plan) to allow for 1,372,663 Alcan stock options held by employees of Alcan who became our employees following our spin-off from Alcan to be replaced with options to purchase 2,723,914 of our common shares.

The fair value of each option was estimated using the following assumptions for the year ended December 31, 2006, the three months ended March 31, 2007 and the period from April 1 through May 15, 2007:

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Arrangement, 201,495 SPAUs were accelerated to vest and 299,873 SPAUs were settled in cash using the $44.93 per common share purchase price paid by Hindalco in the transaction for approximately $7 million.

Deferred Share Unit Plan for Non-Executive Directors

In January 2005, Novelis established the Deferred Share Unit Plan for Non-Executive Directors under which non-executive directors would receive 50% of their compensation payable in the form of directors’ deferred share units (DDSUs) and the other 50% in the form of either cash, additional DDSUs or a combination of these two (at the election of each non-executive director).

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

The share price improvement targets for the first tranche were achieved and 180,350 Performance Share Units (PSUs) were awarded on June 20, 2005. For the year ended December 31, 2005, 1,650 PSUs were forfeited and 178,700 remained outstanding. In March 2006, 46,850 PSUs were forfeited and 131,850 PSUs were ultimately paid out. The liability for the first tranche was accrued over its term, was valued on March 24, 2006, and was paid in April 2006 in the aggregate amount of approximately $3 million.

The fair value of each PSUs was estimated using the following assumptions:

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

Total Shareholder Returns Performance Plan

Some Alcan employees who transferred to Novelis were entitled to receive cash awards under the Alcan Total Shareholder Returns Performance Plan (TSR). In January 2005, the accrued awards for all of the TSR participants were converted into 452,667 Novelis restricted share units (RSUs). In October 2005, an aggregate of $7 million was paid to employees who held RSUs that had vested on September 30, 2005. In October 2006, 120,949 RSUs and related dividends outstanding were paid to employees in the aggregate amount of $3 million.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Some of our employees participated in defined benefit plans that were previously managed by Alcan in the U.S., Canada, the U.K. and Switzerland. These benefits are generally based on the employee’s years of service and the highest average eligible compensation before retirement.

For the period January 1, 2006 through March 31, 2009, the following occurred related to existing Alcan pension plans covering our employees:

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

b) In Canada, former Alcan employees who participated in the Alcan Pension Plan (Canada) began participating in the NPP (Canada) effective January 1, 2005. Of the approximate 680 employees who had participated in the Alcan plan, 420 employees elected to transfer their past service to the Novelis Plan. During the first quarter of fiscal 2009, we completed the transfer of plan assets and liabilities from Alcan to Novelis. Plan assets received exceeded plan liabilities assumed by $1 million. We recorded the $1 million difference between transferred plan assets and liabilities as an adjustment to Goodwill.

c) In the U.S., former non-union Alcan employees who participated in the Alcancorp Pension Plan had their pension liabilities transferred to the Novelis Pension Plan effective January 1, 2006. Plan liabilities exceeded plan assets received by $22 million on the transfer date.

d) In Switzerland, we have been a participating employer in the Alcan Swiss Pension Plan since January 1, 2005. Our employees are participating in this plan indefinitely (subject to Alcan approval and provided we make the required pension contributions). Effective May 16, 2007, we changed our treatment of our participation in the Alcan Swiss Pension Plan from a multi-employer plan to a single-employer plan; thus, Novelis’ share of plan assets, liabilities, contributions and expenses are included in this note.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended	May 16, 2007	April 1, 2007	Three Months	Year Ended
	March 31,	Through	Through	Ended	December 31,
	2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Funded pension plans	$29	$35	$4	$10	$39
Unfunded pension plans	16	19	2	6	22
Savings and defined contribution pension plans	16	13	2	3	12

Total contributions	$61	$67	$8	$19	$73

During fiscal year 2010, we expect to contribute $52 million to our funded pension plans, $14 million to our unfunded pension plans and $16 million to our savings and defined contribution plans.

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

		Allocation in
		Aggregate as of
	Target	March 31,
Asset Category	Allocation Ranges	2009	2008
		Successor	Successor

Equity securities	35 - 70%	46%	50%
Debt securities	25 - 60%	46%	42%
Real estate	0 - 25%	4%	4%
Other	0 - 15%	4%	3%

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Pension Benefits
		May 16, 2007	April 1, 2007	Three Months	Year Ended
	Year Ended	Through	Through	Ended	December 31,
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Change in benefit obligation
Benefit obligation at beginning of period	$991	$867	$885	$877	$575
Service cost	38	40	6	12	42
Interest cost	57	43	6	12	44
Members’ contributions	9	5	—	1	4
Benefits paid	(39)	(39)	(4)	(10)	(30)
Amendments	—	(9)	—	—	1
Transfers/mergers	48	95	—	—	209
Curtailments/ termination benefits	(2)	—	—	—	(5)
Actuarial (gains) losses	(33)	(52)	(32)	(9)	(10)
Currency (gains) losses	(124)	41	6	2	47

Benefit obligation at end of period	$945	$991	$867	$885	$877

Benefit obligation of funded plans	$787	$800	$680	$696	$690
Benefit obligation of unfunded plans	158	191	187	189	187

Benefit obligation at end of period	$945	$991	$867	$885	$877

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Benefits
		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Benefit obligation at beginning of period	$171	$140	$141	$139	$122
Service cost	7	4	1	2	5
Interest cost	10	7	1	2	7
Benefits paid	(7)	(6)	(1)	(2)	(8)
Transfers/mergers	—	—	(1)	—	1
Curtailments/termination benefits	(3)	—	—	—	—
Actuarial (gains) losses	(14)	25	(2)	—	12
Currency (gains) losses	(2)	1	1	—	—

Benefit obligation at end of period	$162	$171	140	$141	$139

Benefit obligation of funded plans	$—	$—	$—	$—	$—
Benefit obligation of unfunded plans	162	171	140	141	139

Benefit obligation at end of period	$162	$171	$140	$141	$139

	Pension Benefits
		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$724	$607	$578	$568	$301
Actual return on plan assets	(102)	(14)	16	6	41
Members’ contributions	9	5	—	1	4
Benefits paid	(39)	(39)	(2)	(5)	(30)
Company contributions	45	54	12	3	51
Transfers/mergers	49	94	—	4	178
Currency gains (losses)	(88)	17	3	1	23

Fair value of plan assets at end of period	$598	$724	$607	$578	$568

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2009		2008
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
	Successor		Successor

Funded status
Funded Status at end of period:
Assets less the benefit obligation of funded plans	$(189)	$—	$(76)	$—
Benefit obligation of unfunded plans	(158)	(162)	(191)	(171)

	$(347)	$(162)	$(267)	$(171)

As included on consolidated balance sheet
Other long-term assets — third parties	$—	$—	$7	$—
Accrued expenses and other current liabilities	(12)	(7)	(16)	(8)
Accrued postretirement benefits	(335)	(155)	(258)	(163)

	$(347)	$(162)	$(267)	$(171)

The postretirement amounts recognized in Accumulated other comprehensive income (loss), before tax effects, are presented in the table below (in millions).

	March 31,
	2009		2008
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
	Successor		Successor

Net actuarial loss	$118	$9	$2	$25
Prior service cost (credit)	(7)	—	(10)	—

Total postretirement amounts recognized in Accumulated other comprehensive loss (income)	$111	$9	$(8)	$25

The estimated amounts that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2010 are $10 million for pension benefits and $1 million for other postretirement benefits, primarily related to net actuarial loss.

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of March 31, 2009 and 2008 are presented in the table below (in millions).

	March 31,
	2009	2008
	Successor	Successor

Projected benefit obligation	$887	$528
Accumulated benefit obligation	$784	$496
Fair value of plan assets	$549	$302

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Benefit Payments

Expected benefit payments to be made during the next ten fiscal years are listed in the table below (in millions).

	Pension Benefits	Other Benefits

2010	$35	$7
2011	36	8
2012	40	9
2013	44	10
2014	49	11
2015 through 2019	301	69

Total	$505	$114

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

	Year Ended	May 16, 2007	April 1, 2007	Three Months	Year Ended
	March 31,	Through	Through	Ended	December 31,
Pension Benefits	2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Net periodic benefit cost
Service cost	$38	$40	$6	$12	$42
Interest cost	57	43	6	12	44
Expected return on assets	(50)	(41)	(5)	(11)	(38)
Amortization
— actuarial losses	—	—	—	1	6
— prior service cost	(1)	—	—	—	2
Curtailment/settlement losses	(1)	—	—	—	(4)

Net periodic benefit cost	43	42	7	14	52
Proportionate share of non-consolidated affiliates’ deferred pension costs, net of tax	4	4	—	—	4

Total net periodic benefit costs recognized	$47	$46	$7	$14	$56

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	May 16, 2007	April 1, 2007	Three Months	Year Ended
	March 31,	Through	Through	Ended	December 31,
Other Benefits	2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Net periodic benefit cost
Service cost	$7	$4	$1	$1	$5
Interest cost	10	7	1	2	7
Amortization
— actuarial losses	2	—	—	1	1
Curtailment/termination benefits	(3)	—	—	—	—

Total net periodic benefit costs recognized	$16	$11	$2	$4	$13

The expected long-term rate of return on plan assets is 6.7% in fiscal 2010.

Actuarial Assumptions and Sensitivity Analysis

The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

	Year Ended	May 16, 2007	April 1, 2007	Three Months	Year Ended
	March 31,	Through	Through	Ended	December 31,
Pension Benefits	2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Weighted average assumptions used to determine benefit obligations
Discount rate	6.0%	5.8%	5.4%	5.3%	5.4%
Average compensation growth	3.6%	3.4%	3.8%	3.8%	3.8%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.9%	5.2%	5.4%	5.4%	5.1%
Average compensation growth	3.6%	3.7%	3.8%	3.8%	3.9%
Expected return on plan assets	6.9%	7.3%	7.5%	7.5%	7.3%

	Year Ended	May 16, 2007	April 1, 2007	Three Months	Year Ended
	March 31,	Through	Through	Ended	December 31,
Other Benefits	2009	March 31, 2008	May 15, 2007	March 31, 2007	2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Weighted average assumptions used to determine benefit obligations
Discount rate	6.2%	6.1%	5.8%	5.7%	5.7%
Average compensation growth	3.9%	3.9%	3.9%	3.9%	3.9%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.1%	5.7%	5.7%	5.7%	5.7%
Average compensation growth	3.9%	3.9%	3.9%	3.9%	3.9%

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In selecting the appropriate discount rate for each plan, we generally used a country-specific, high-quality corporate bond index, adjusted to reflect the duration of the particular plan. In the U.S. and Canada, the discount rate was calculated by matching the plan’s projected cash flows with similar duration high-quality corporate bonds to develop a present value, which was then interpolated to develop a single equivalent discount rate.

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

We provide unfunded healthcare and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $7 million for the year ended March 31, 2009, $6 million for the period from May 16, 2007 through March 31, 2008, $1 million for the period from April 1, 2007 through May 15, 2007, $2 million for the three months ended March 31, 2007 and $8 million for the year ended December 31, 2006. The assumed healthcare cost trend used for measurement purposes is 7.5% for fiscal 2010, decreasing gradually to 5% in 2014 and remaining at that level thereafter.

A change of one percentage point in the assumed healthcare cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease

Sensitivity Analysis
Effect on service and interest costs	$2	$(2)
Effect on benefit obligation	$14	$(12)

In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with FASB Statement No. 112, Employers’ Accounting for Postemployment Benefits. Other long-term liabilities on our consolidated balance sheets includes $20 million and $23 million as of March 31, 2009 and 2008, respectively, for these benefits.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	CURRENCY LOSSES (GAINS)

The following currency losses (gains) are included in the accompanying consolidated statements of operations (in millions).

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Net (gain) loss on change in fair value of currency derivative instruments(A)	$(21)	$44	$(10)	$(5)	$24
Net (gain) loss on remeasurement of monetary assets and liabilities(B)	98	(2)	4	6	(8)

Net currency (gain) loss	$77	$42	$(6)	$1	$16

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expenses, net.

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) (AOCI) in the accompanying consolidated balance sheets (net of tax effect and in millions).

		May 16, 2007
	Year Ended	Through
	March 31, 2009	March 31, 2008
	Successor	Successor

Cumulative currency translation adjustment — beginning of period	$59	$—
Effect of changes in exchange rates	(122)	59

Cumulative currency translation adjustment — end of period	$(63)	$59

16.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

In conducting our business, we use various derivative and non-derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote due to our monitoring of credit exposures. Our ultimate gain or loss on these derivatives may differ from the amount recognized in the accompanying March 31, 2009 consolidated balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions, the relative costs of the instruments and capacity to hedge. The duration is always linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

The current and noncurrent portions of derivative assets and the current portion of derivative liabilities are presented on the face of our accompanying consolidated balance sheets. The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our financial instruments and commodity contracts as of March 31, 2009 and March 31, 2008 are as follows (in millions):

	March 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)

Successor
Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(11)	$(11)
Interest rate swaps	—	—	(13)	—	(13)
Electricity swap	—	—	(6)	(12)	(18)

Total derivatives designated as hedging instruments	—	—	(19)	(23)	(42)

Derivatives not designated as hedging instruments:
Aluminum contracts	99	41	(532)	(13)	(405)
Currency exchange contracts	20	31	(77)	(12)	(38)
Energy contracts	—	—	(12)	—	(12)

Total derivatives not designated as hedging instruments	119	72	(621)	(25)	(455)

Total derivative fair value	$119	$72	$(640)	$(48)	$(497)

	March 31, 2008
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)

Successor
Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(184)	$(184)
Interest rate swaps	—	—	(3)	(12)	(15)
Electricity swap	3	11	—	—	14

Total derivatives designated as hedging instruments	3	11	(3)	(196)	(185)

Derivatives not designated as hedging instruments:
Aluminum contracts	131	4	(29)	—	106
Currency exchange contracts	64	6	(116)	(5)	(51)
Energy contracts	5	—	—	—	5

Total derivatives not designated as hedging instruments	200	10	(145)	(5)	60

Total derivative fair value	$203	$21	$(148)	$(201)	$(125)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We have designated these as net investment hedges. The effective portion of gain or loss on the fair value of the derivative is included in Other comprehensive income (loss) (OCI). Prior to the Arrangement, the effective portion on the derivative was included in Change in fair value of effective portion of hedges, net. After the completion of the Acquisition, the effective portion on the derivative is included in Currency translation adjustments. The ineffective portion of gain or loss on the derivative is included in (Gain) loss on change in fair value of derivative instruments, net. We had cross-currency swaps of Euro 135 million against the U.S. dollar outstanding as of March 31, 2009.

The following table summarizes the amount of gain (loss) we recognized in OCI related to our net investment hedge derivatives (in millions).

		May 16, 2007	April 1, 2007
	Year Ended	Through	Through
	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Predecessor
Currency exchange contracts	$169	$(82)	$(8)

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge against our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and reclassified into (Gain) loss on change in fair value of derivatives, net in our accompanying consolidated statements of operations and comprehensive loss. As of March 31, 2009, the outstanding portion of this swap includes 20,888 megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified into Interest expense and amortization of debt issuance costs in our accompanying consolidated statements of operations and comprehensive loss. We had $690 million of outstanding interest rate swaps designated as cash flow hedges as of March 31, 2009.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will be de-designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in AOCI would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $13 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedge (in millions).

Gain or (Loss)
Recognized in Income
		Gain (Loss)	(Ineffective Portion and Amount
	Gain (Loss)	Reclassified from	Excluded from
	Recognized in OCI	AOCI into Income	Effectiveness Testing)
	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2009	March 31, 2009
	Successor	Successor	Successor

Energy contracts	$(21)	$12	$—
Interest rate swaps	$3	$—	$—

Gain (Loss)
Recognized in Income
			Gain (Loss)		(Ineffective Portion and Amount
	Gain (Loss)		Reclassified from		Excluded from
	Recognized in OCI		AOCI into Income		Effectiveness Testing)
	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007
	Through	Through	Through	Through	Through	Through
	March 31, 2008	May 15, 2007	March 31, 2008	May 15, 2007	March 31, 2008	May 15, 2007
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Currency exchange contracts	$—	$4	$—	$1	$—	$—
Energy contracts	$23	$4	$8	$—	$—	$—
Interest rate swaps	$(15)	$—	$—	$—	$(1)	$—

Derivative Instruments Not Designated as Hedges

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. In addition, transactions with certain customers meet the definition of a derivative under FASB 133 and are recognized as assets or liabilities at fair value on the accompanying consolidated balance sheets. As of March 31, 2009, we had 294 kilotonnes (kt) of outstanding aluminum contracts not designated as hedges.

We recognize a derivative position which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain of our operations. As of March 31, 2009, we had outstanding currency exchange contracts with a total notional amount of $1.4 billion not designated as hedges.

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of March 31, 2009, we had $10 million of outstanding interest rate swaps that were not designated as hedges.

We use heating oil swaps and natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of March 31, 2009, we had 3.4 million gallons of heating oil swaps and 3.8 million MMBtu’s of natural gas that were not designated as hedges.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments under FASB 133. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying consolidated statement of operations.

The following table summarizes the gains (losses) recognized in current period earnings (in millions).

		May 16, 2007	April 1, 2007
	Year Ended	Through	Through
	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Predecessor
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(561)	$44	$7
Currency exchange contracts	21	(44)	10
Energy contracts	(29)	12	3

Gain (loss) recognized	(569)	12	20
Derivative Instruments Designated as Cash Flow Hedges
Interest rate swaps	—	(1)	—
Electricity swap	13	11	—

Gain (loss) on change in fair value of derivative instruments, net	$(556)	$22	$20

17.	FAIR VALUE OF ASSETS AND LIABILITIES

FASB 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. Additionally, FASB 157 amended FASB 107, Disclosure about Fair Value of Financial Instruments (FASB 107), and as such, we follow FASB 157 in determination of FASB 107 fair value disclosure amounts. The disclosures required under FASB 157 and FASB 107 are included in this note.

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not previously recorded at fair value.

FASB 157 Instruments

Our adoption of FASB 157 on April 1, 2008 resulted in (1) a gain of $1 million, which is included in (Gain) loss on change in fair value of derivative instruments, net in our consolidated statement of operations, (2) a $1 million decrease to the fair value of effective portion of hedges included in Accumulated other comprehensive income (loss) and (3) a $29 million increase to the foreign currency translation adjustment included in Accumulated other comprehensive income (loss). These adjustments are primarily due to the inclusion of nonperformance risk (i.e., credit spreads) in our valuation models related to certain of our cross-currency swap derivative instruments (see Note 16 — Financial Instruments and Commodity Contracts).

FASB 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. FASB 157 is the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in FASB 13, for purposes of lease classification or measurement. FASB 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FASB 157 are described as follows:

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2009 (in millions).

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Successor:
Assets — Derivative instruments	$—	$191	$—	$191
Liabilities — Derivative instruments	$—	$(644)	$(44)	$(688)

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts (primarily energy-related and certain foreign currency forward contracts) in which at least one significant

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unobservable input is used in the valuation model. We incurred $26 million of unrealized losses related to Level 3 financial instruments that were still held as of March 31, 2009. These unrealized losses are included in (Gain) loss on change in fair value of derivative instruments, net.

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)

Successor:
Balance as of April 1, 2008	$11
Net realized/unrealized (losses) included in earnings(B)	(10)
Net realized/unrealized (losses) included in Other comprehensive income (loss)(C)	(33)
Net purchases, issuances and settlements	(13)
Net transfers in and/or (out) of Level 3	1

Balance as of March 31, 2009	$(44)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.

FASB 107 Instruments

The table below is a summary of fair value estimates as of March 31, 2009 and 2008, for financial instruments, as defined by FASB 107, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis (FASB 157 instruments) (in millions).

	March 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	Successor	Successor	Successor	Successor

Assets
Long-term receivables from related parties	$23	$23	$41	$41
Liabilities
Long-term debt
Novelis Inc.
7.25% Senior Notes, due February 2015	1,171	454	1,466	1,249
Floating rate Term Loan facility, due July 2014	295	200	298	298
Unsecured credit facility — related party, due January 2015	91	93	—	—
Novelis Corporation
Floating rate Term Loan facility, due July 2014	813	584	655	655
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (CHF 51 million)	42	36	50	43
Capital lease obligation, due August 2011 (CHF 3 million)	2	2	3	3

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	Successor	Successor	Successor	Successor

Novelis Korea Limited
Bank loan, due October 2010	100	83	100	87
Bank loan, due February 2010 (KRW 50 billion)	37	33	—	—
Bank loan, due May 2009 (KRW 10 billion)	7	7	—	—
Bank loans, due September 2010 through June 2011 (KRW 308 million)	—	—	1	1
Other
Other debt, due April 2009 through December 2012	1	1	2	2
Financial commitments
Letters of credit	—	134	—	148

18.	OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net is comprised of the following (in millions).

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Exchange (gains) losses, net	$98	$(2)	$4	$6	$(8)
Gain on reversal of accrued legal claims(A)	(26)	—	—	—	—
Brazilian tax settlement(B)	9	—	—	—	—
Impairment charges on long-lived assets	1	1	—	8	—
Loss on disposal of business	—	—	—	—	15
Gain on sale of equity interest in non-consolidated affiliate(C)	—	—	—	—	(15)
Gain on sale of rights to develop and operate hydroelectric power plants(D)	—	—	—	—	(11)
Losses on disposals of property, plant and equipment, net	—	—	—	—	5
Sale transaction fees	—	—	32	32	—
Other, net	4	(5)	(1)	1	(5)

Other (income) expenses, net	$86	$(6)	$35	$47	$(19)

(A)	We recognized a $26 million gain on the reversal of a previously recorded legal accrual upon settlement in September 2008.

(B)	Interest and penalty on Brazilian tax settlement. See Note 20 — Commitments and Contingencies (Brazil Tax Matters).

(C)	In November 2006, we sold the common and preferred shares of our 25% interest in Petrocoque to the other shareholders of Petrocoque for approximately $20 million. We recognized a pre-tax gain of approximately $15 million.

(D)	During the fourth quarter of 2006, we sold our rights to develop and operate two hydroelectric power plants in South America and recorded a pre-tax gain of approximately $11 million.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	INCOME TAXES

We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our Income (loss) before provision (benefit) for taxes on income (loss), minority interests’ share and (and after removing our Equity in net (income) loss of non-consolidated affiliates) are as follows (in millions).

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Domestic (Canada)	$(15)	$(102)	$(45)	$(44)	$(100)
Foreign (all other countries)	(1,981)	134	(50)	(14)	(194)

Pre-tax income (loss) before equity in net (income) loss on non-consolidated affiliates and minority interests’ share	$(1,996)	$32	$(95)	$(58)	$(294)

The components of the Income tax provision (benefit) are as follows (in millions).

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Current provision (benefit):
Domestic (Canada)	$7	$7	$—	$1	$1
Foreign (all other countries)	78	71	21	15	72

Total current	85	78	21	16	73

Deferred provision (benefit):
Domestic (Canada)	—	—	4	—	4
Foreign (all other countries)	(331)	(5)	(21)	(9)	(81)

Total deferred	(331)	(5)	(17)	(9)	(77)

Income tax provision (benefit)	$(246)	$73	$4	$7	$(4)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions).

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Pre-tax income (loss) before equity in net (income) loss on non-consolidated affiliates and minority interests’ share	$(1,996)	$32	$(95)	$(58)	$(294)

Canadian Statutory tax rate	31%	32%	33%	33%	33%

Provision (benefit) at the Canadian statutory rate	$(619)	$10	$(31)	$(19)	$(97)
Increase (decrease) for taxes on income (loss) resulting from:
Non-deductible goodwill impairment	415	—	—	—	—
Exchange translation items	(4)	39	23	6	15
Exchange remeasurement of deferred income taxes	(48)	27	3	2	3
Change in valuation allowances	61	(6)	13	23	71
Tax credits and other allowances	(8)	(1)	—	—	—
Expense (income) items not subject to tax	3	5	(9)	1	13
Enacted tax rate changes	(7)	(17)	—	—	—
Tax rate differences on foreign earnings	(33)	2	2	(6)	(15)
Uncertain tax positions	2	17	—	—	—
Other, net	(8)	(3)	3	—	6

Income tax provision (benefit)	$(246)	$73	$4	$7	$(4)

Effective tax rate	12%	228%	(4)%	(12)%	1%

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) non-deductible impairment of goodwill; (2) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (3) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (4) changes in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses; (5) the effects of enacted tax rate changes on cumulative taxable temporary differences; (6) differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings and (7) increases in uncertain tax positions recorded under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued prior to the spin-off and after the spin-off as well as transfer taxes resulting therefrom. It also allocates obligations for filing tax returns and the management of certain pending or future tax contests and creates mutual collaboration obligations with respect to tax matters.

We enjoy the benefits of favorable tax holidays in various jurisdictions; however, the net impact of these tax holidays on our income tax provision (benefit) is immaterial.

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

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	March 31,
	2009	2008
	Successor	Successor

Deferred income tax assets:
Provisions not currently deductible for tax purposes	$363	$324
Tax losses/benefit carryforwards, net	390	311
Depreciation and Amortization	85	91
Other assets	45	47

Total deferred income tax assets	883	773
Less: valuation allowance	(228)	(160)

Net deferred income tax assets	$655	$613

Deferred income tax liabilities:
Depreciation and amortization	$774	$940
Inventory valuation reserves	55	134
Other liabilities	75	201

Total deferred income tax liabilities	$904	$1,275

Total deferred income tax liabilities	$904	$1,275
Less: Net deferred income tax assets	655	613

Net deferred income tax liabilities	$249	$662

FASB 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that valuation allowances of $228 million and $160 million were necessary as of March 31, 2009 and 2008, respectively, as described below.

As of March 31, 2009, we had net operating loss carryforwards of approximately $354 million (tax effected) and tax credit carryforwards of $36 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards begin expiring in 2009 with some amounts being carried forward indefinitely. As of March 31, 2009, valuation allowances of $117 million and $17 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in the U.S., the U.K., Canada, France, Italy, and Luxembourg.

As of March 31, 2008, we had net operating loss carryforwards of approximately $269 million (tax effected) and tax credit carryforwards of $42 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards began expiring in 2008 with some amounts being carried forward indefinitely. As of March 31, 2008, valuation allowances of $103 million and $21 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefit will not be realized. The net operating loss carryforwards are predominantly in the U.S., the U.K., Canada, France, and Italy.

Our valuation allowance increased $68 million (net) during the year ended March 31, 2009. Of this amount, $61 million was charged to expense.

Although realization is not assured, we believe that it is more likely than not that the remaining deferred income tax assets will be realized. In the near-term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.

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

During the year ended March 31, 2009, Canadian legislation was enacted allowing us to elect to calculate and pay our Canadian tax liability in U.S. dollars. Our election is effective April 1, 2008, and due to a full valuation allowance against our net deferred tax asset position in Canada, the election has an immaterial effect on our deferred income tax assets and liabilities as of March 31, 2009.

Tax Uncertainties

Adoption of FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) which clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption of FIN 48 as of January 1, 2007, we increased our reserves for uncertain tax positions by $1 million. We recognized the increase as a cumulative effect adjustment to Shareholder’s equity, as an increase to our Retained earnings (Accumulated deficit). Including this adjustment, reserves for uncertain tax positions totaled $46 million as of January 1, 2007.

As of March 31, 2009 and March 31, 2008, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $46 million and $44 million, respectively. Of the March 31, 2009 amount, it is reasonably possible that the expiration of the statutes of limitations or examinations by taxing authorities will result in a decrease in the unrecognized tax benefits of $25 million related to potential withholding taxes and cross-border intercompany pricing of services rendered in various jurisdictions by March 31, 2010.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $10 million decrease in unrecognized

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax benefits by March 31, 2010 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties since January 2007.

Tax authorities are currently examining certain of our tax returns for fiscal years 2004 through 2008. We are evaluating potential adjustments and we do not anticipate that settlement of the examinations will result in a material payout. With few exceptions, tax returns for all jurisdictions for all tax years before 2003 are no longer subject to examination by taxing authorities.

During the year ended March 31, 2009, taxing authorities in Germany concluded their audit of the tax years 1999-2003. As a result of the settlement, we reduced our unrecognized tax benefits by $10 million, including cash payments to taxing authorities of $6 million and a reduction to Goodwill of $4 million.

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Income tax provision (benefit). As of March 31, 2009 and March 31, 2008, we had $12 million and $14 million accrued for potential interest on income taxes, respectively. For the periods from May 16, 2007 through March 31, 2008; from April 1, 2007 through May 15, 2007 and for the three months ended March 31, 2007, our Income tax provision included a charge for an additional $5 million, $0.4 million and $1 million of potential interest, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007
	Successor	Successor	Predecessor	Predecessor
Beginning balance	$61	$47	$46	$46
Additions based on tax positions related to the current period	1	2	—	—
Additions based on tax positions of prior years	3	7	—	1
Reductions based on tax positions of prior years	(3)	—	—	(1)
Settlements	(4)	—	—	—
Statute Lapses	(1)	—	—	—
Foreign Exchange	(6)	5	1	—

Ending Balance	$51	$61	$47	$46

Income Taxes Payable

Our consolidated balance sheets include income taxes payable of $85 million and $96 million as of March 31, 2009 and 2008, respectively. Of these amounts, $33 million and $35 million are reflected in Accrued expenses and other current liabilities as of March 31, 2009 and 2008, respectively.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	COMMITMENTS AND CONTINGENCIES

Primary Supplier

Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined metal purchases.

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Purchases from Alcan as a percentage of total combined prime and sheet ingot purchases in kt(A)	37%	35%	34%	35%	35%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

Legal Proceedings

Coca-Cola Lawsuit.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in Georgia state court. CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the “most favored nations” provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has filed its answer and the parties are proceeding with discovery.

ARCO Aluminum Complaint.  On May 24, 2007, Arco Aluminum Inc. (ARCO) filed a complaint against Novelis Corporation and Novelis Inc. in the United States District Court for the Western District of Kentucky. ARCO and Novelis are partners in a joint venture rolling mill located in Logan County, Kentucky. In the complaint, ARCO alleged that its consent was required in connection with Hindalco’s acquisition of Novelis. Failure to obtain consent, ARCO alleged, put us in default of the joint venture agreements, thereby triggering certain provisions in those agreements. The provisions include a reversion of the production management at the joint venture to Logan Aluminum from Novelis, and a reduction of the board of directors of the entity that manages the joint venture from seven members (four appointed by Novelis and three appointed by ARCO) to six members (three appointed by each of Novelis and ARCO).

ARCO sought a court declaration that (1) Novelis and its affiliates are prohibited from exercising any managerial authority or control over the joint venture, (2) Novelis’ interest in the joint venture is limited to an economic interest only and (3) ARCO has authority to act on behalf of the joint venture. Alternatively, ARCO sought a reversion of the production management function to Logan Aluminum, and a change in the composition of the board of directors of the entity that manages the joint venture. Novelis filed its answer to the complaint on July 16, 2007.

On July 3, 2007, ARCO filed a motion for partial summary judgment with respect to one of the counts of its complaint relating to the claim that Novelis breached the joint venture agreement by not seeking ARCO’s consent. On July 30, 2007, Novelis filed a motion to hold ARCO’s motion for summary judgment in abeyance (pending further discovery), along with a demand for a jury. On February 14, 2008, the judge issued an order

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granting our motion to hold ARCO’s summary judgment motion in abeyance. Following this ruling, the joint venture continued to conduct operational, management and board activities as normal.

On June 4, 2009, ARCO and Novelis entered into a settlement agreement to address and resolve all matters at issue in the lawsuit, including the Logan Joint Venture governance issues. On June 22, 2009, the parties requested an order from the United States District Court for the Western District of Kentucky to dismiss the lawsuit with prejudice. As a result of the settlement, among other things, Novelis will retain control of the Logan board of directors, production management responsibilities will revert to Logan, and certain Novelis employees who work at Logan will become employees of Logan.

Environmental Matters

The following describes certain environmental matters relating to our business.

We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of March 31, 2009 will be approximately $52 million. Of this amount, $38 million is included in Other long-term liabilities, with the remaining $14 million included in Accrued expenses and other current liabilities in our consolidated balance sheet as of March 31, 2009. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

With respect to environmental loss contingencies, we record a loss contingency on whenever such contingency is probable and reasonably estimable. The evaluation model includes all asserted and unasserted claims that can be reasonably identified. Under this evaluation model, the liability and the related costs are quantified based upon the best available evidence regarding actual liability loss and cost estimates. Except for those loss contingencies where no estimate can reasonably be made, the evaluation model is fact-driven and attempts to estimate the full costs of each claim. Management reviews the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The estimated costs in respect of such reported liabilities are not offset by amounts related to cost-sharing between parties, insurance, indemnification arrangements or contribution from other potentially responsible parties (PRPs) unless otherwise noted.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The EPA filed a second cost recovery action against Novelis Corporation seeking recovery of expenses associated with the installation of an early warning and response system for potential future releases from the Butler Tunnel site. In January 2008, Novelis Corporation and the Department of Justice, on behalf of the EPA, entered into a consent decree whereby Novelis Corporation agreed to pay approximately $2 million in three installments in settlement of its liability with the U.S. government. This settlement has been fully paid.

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

On February 3, 2009, Butler Tunnel PRPs and Novelis Corporation entered into a settlement agreement resolving the contribution claims. On March 5, 2009, pursuant to these agreements, Novelis Corporation remitted its settlement payment of past costs in the amount of approximately $1 million. As part of the settlement, Novelis became a member of the PRP group. Accordingly, Novelis bears an allocated share of certain future costs in the approximate annual amount of $75,000 between 2009 and 2018 related to the costs to complete and maintain the early warning and response system at the Butler Tunnel site.

In December 2005, the United States Environmental Protection Agency (USEPA) issued a Notice of Violation (NOV) to the Company’s subsidiary, Logan Aluminum, Inc. (Logan), alleging violations of Logan’s Title V Operating Permit, which regulates emissions of air pollutants from the facility. In March 2006, the Kentucky Department of Environmental Protection (KDEP) issued a separate NOV to Logan alleging other violations of the Title V Operating Permit. In March 2009, as a result of these enforcement actions, Logan agreed to install new air pollution control equipment. Logan has also agreed to settle the USEPA NOV, including the payment of a civil penalty of $285,000. The KDEP NOV is currently subject to a Tolling Agreement with the state agency.

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of March 31, 2009 and 2008, we had cash deposits aggregating approximately $30 million and $36 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $6 million to $118 million as of March 31, 2009. In total, these reserves approximate $135 million as of March 31, 2009 and are included in Other long-term liabilities in our accompanying consolidated balance sheet.

On May 28, 2009, the Brazilian government passed a law allowing taxpayers to settle certain federal tax disputes with the Brazilian tax authorities, including disputes relating to a Brazilian national tax on manufactured products, through an installment program. Pursuant to the installment plan, companies can elect to (a) pay the principal amount of the disputed tax amounts over a near-term period (e.g., 1-60 monthly

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installments) and receive a 35-45% discount on the interest and 80-100% discount on the penalties owed, (b) pay the principal and interest over a medium-term period (e.g., 60-120 monthly installments) and receive a 30-35% discount on the interest and 70-80% discount on the penalties owed, or (c) pay the full amount of the disputed tax amounts, including interest and penalties, over a longer-term period (e.g., 120-180 monthly installments) and receive a 25-30% discount on the interest and 60-70% discount on the penalties owed. Novelis has already joined the installment plan. However, we will announce (a) the amount of the tax disputes that will be settled and (b) the number of installments elected once the Ministry of Treasury enacts the final installment plan regulations.

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

Since we consolidate wholly-owned and majority-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness as of March 31, 2009 (in millions). We did not have obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of March 31, 2009.

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$50	$14
Aluminium Norf GmbH	13	—

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

We measure the profitability and financial performance of our operating segments, based on Segment income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Segment income provides a measure of our underlying segment results that is in line

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) realized gains (losses) on corporate derivative instruments, net; (f) impairment of goodwill; (g) impairment charges on long-lived assets (other than goodwill); (h) gain on extinguishment of debt; (i) minority interests’ share; (j) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (k) restructuring charges, net; (l) gains or losses on disposals of property, plant and equipment and businesses, net; (m) corporate selling, general and administrative expenses; (n) other costs, net; (o) litigation settlement , net of insurance recoveries; (p) sale transaction fees; (q) provision or benefit for taxes on income (loss) and (r) cumulative effect of accounting change, net of tax.

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

Adjustment to Eliminate Proportional Consolidation.  The financial information for our segments includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the GAAP-based measure, we must remove our proportional share of each line item that we included in the segment amounts. See Note 10 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

The tables below show selected segment financial information (in millions). The Corporate and Other column in the tables below includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. It also includes consolidating and other elimination accounts.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Segment Financial Information

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Year Ended March 31, 2009	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales	$3,930	$3,718	$1,536	$1,007	$(14)	$—	$10,177
Segment income (loss)	82	236	86	139	—	—	543
Write-off and amortization of fair value adjustments	218	7	—	—	—	8	233
Depreciation and amortization	166	226	50	72	(78)	3	439
Income tax provision (benefit)	(156)	(13)	(8)	(62)	(16)	9	(246)
Capital expenditures	42	76	20	25	(20)	2	145
Total assets as of March 31, 2009	$2,973	$2,750	$732	$1,296	$(234)	$50	$7,567

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
May 16, 2007 Through March 31, 2008	America	Europe	Asia	America	Consolidation	and Other	Total
(Successor)

Net sales	$3,655	$3,828	$1,602	$885	$(5)	$—	$9,965
Segment income (loss)	266	241	46	143	—	—	696
Write-off and amortization of fair value adjustments	242	(8)	(11)	(9)	—	7	221
Depreciation and amortization	140	176	52	62	(56)	1	375
Income tax provision (benefit)	23	(70)	1	69	34	16	73
Capital expenditures	42	98	28	28	(14)	3	185
Total assets as of March 31, 2008	$3,957	$4,355	$1,080	$1,485	$(199)	$59	$10,737

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
April 1, 2007 Through May 15, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales	$446	$510	$216	$109	$—	$—	$1,281
Segment income (loss)	(24)	32	6	18	—	—	32
Depreciation and amortization	7	11	7	5	(3)	1	28
Income tax provision (benefit)	(19)	10	—	14	—	(1)	4
Capital expenditures	4	8	4	3	(3)	1	17

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Three Months Ended March 31, 2007	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales	$925	$1,057	$413	$235	$—	$—	$2,630
Segment income (loss)	(17)	85	16	57	—	—	141
Depreciation and amortization	16	24	14	11	(8)	1	58
Income tax provision (benefit)	(10)	6	—	11	—	—	7
Capital expenditures	9	11	3	4	(4)	1	24

					Adjustment to
					Eliminate
Selected Operating Results	North			South	Proportional	Corporate
Year Ended December 31, 2006	America	Europe	Asia	America	Consolidation	and Other	Total
(Predecessor)

Net sales	$3,691	$3,620	$1,692	$863	$(17)	$—	$9,849
Segment income (loss)	20	245	82	165	—	—	512
Depreciation and amortization	70	92	55	44	(32)	4	233
Income tax provision (benefit)	(111)	29	11	63	(5)	9	(4)
Capital expenditures	39	45	21	26	(18)	3	116

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the reconciliation from Total Segment income to Net income (loss) (in millions).

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Total Segment income	$543	$696	$32	$141	$512
Depreciation and amortization	(439)	(375)	(28)	(58)	(233)
Interest expense and amortization of debt issuance costs	(182)	(191)	(27)	(54)	(221)
Interest income	14	18	1	4	15
Unrealized gains (losses) on change in fair value of derivative instruments, net(A)	(519)	(8)	5	(1)	(151)
Realized gains (losses) on corporate derivative instruments, net	4	16	(3)	(2)	(35)
Impairment of goodwill	(1,340)	—	—	—	—
Gain on extinguishment of debt	122	—	—	—	—
Impairment charges on long-lived assets	(1)	(1)	—	(8)	—
Minority interests’ share	12	(4)	1	(2)	(1)
Adjustment to eliminate proportional consolidation(B)	(226)	(36)	(7)	(9)	(35)
Restructuring charges, net	(95)	(6)	(1)	(9)	(19)
Loss on disposals of assets, net	—	—	—	—	(20)
Corporate selling, general and administrative expenses	(54)	(55)	(35)	(26)	(128)
Other costs, net(C)	5	(1)	(31)	(33)	37
Income tax benefit (provision)	246	(73)	(4)	(7)	4

Net income (loss)	$(1,910)	$(20)	$(97)	$(64)	$(275)

(A)	Unrealized gains (losses) on change in fair value of derivative instruments, net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments, net on our consolidated statements of operations.

(B)	Our financial information for our segments (including Segment income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Total Segment income to Net income (loss), the proportional Segment income of these non-consolidated affiliates is removed from Total Segment income, net of our share of their net after-tax results, which is reported as Equity in net (income) loss of non-consolidated affiliates on our consolidated statements of operations. The adjustment to eliminate proportional consolidation for the year ended March 31, 2009 includes a $160 million impairment charge related to our investment in Norf. See Note 10 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(C)	Other costs, net for the year ended March 31, 2009 include a $26 million non-cash gain on reversal of a legal accrual. Sales transaction fees of $32 million were recorded in both the three months ended March 31, 2007 and the period April 1, 2007 through May 15, 2007. In the three months ended December 31, 2006, Other costs, net includes a gain on sale of equity interest in non-consolidated affiliates and a gain on sale of rights to develop and operate hydroelectric power plants (see Note 18 — Other (Income) Expenses, net).

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
(Gains) losses on change in fair value of derivative instruments, net:
Realized and included in Segment income	$41	$(14)	$(18)	$(33)	$(249)
Realized on corporate derivative instruments	(4)	(16)	3	2	35
Unrealized	519	8	(5)	1	151

(Gains) losses on change in fair value of derivative instruments, net	$556	$(22)	$(20)	$(30)	$(63)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographical Area Information

We had 32 operating facilities in 11 countries as of March 31, 2009. The tables below present Net sales and Long-lived assets by geographical area (in millions). Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates.

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Net sales:
United States	$3,685	$3,419	$427	$870	$3,474
Asia and Other Pacific	1,536	1,602	216	413	1,691
Brazil	1,006	880	109	235	847
Canada	243	236	19	55	217
Germany	2,439	2,508	212	651	2,263
United Kingdom	347	445	79	136	428
Other Europe	921	875	219	270	929

Total Net sales	$10,177	$9,965	$1,281	$2,630	$9,849

	March 31,
	2009	2008
	Successor	Successor

Long-lived assets:
United States	$1,902	$2,566
Asia and Other Pacific	384	565
Brazil	768	967
Canada	171	514
Germany	415	247
United Kingdom	51	170
Other Europe	477	1,146

Total long-lived assets	$4,168	$6,175

Major Customer Information

All of our operating segments had Net sales to Rexam Plc (Rexam), our largest customer. The table below shows our net sales to Rexam as a percentage of total Net sales.

		May 16, 2007	April 1, 2007	Three Months
	Year Ended	Through	Through	Ended	Year Ended
	March 31, 2009	March 31, 2008	May 15, 2007	March 31, 2007	December 31, 2006
	Successor	Successor	Predecessor	Predecessor	Predecessor
Net sales to Rexam as a percentage of total net sales	17%	15%	14%	16%	14%

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	SUPPLEMENTAL CASH FLOW INFORMATION

The following table shows non-cash investing and financing activities related to the Acquisition of Novelis Common Stock.

May 16, 2007
Through
March 31, 2008
Successor

Supplemental schedule of non-cash investing and financing activities related to the Acquisition of Novelis Common Stock:
Property, plant and equipment	$(1,344)
Goodwill	(1,625)
Intangible assets	(893)
Investment in and advances to non-consolidated affiliates	(776)
Debt	66

23.	QUARTERLY RESULTS

During the fourth quarter of fiscal 2009, we identified errors in our interim financial statements included in previously filed fiscal 2009 Form 10-Qs. We deemed the correction of these errors to be both quantitatively and qualitatively immaterial after consideration of SEC Staff Accounting Bulleting (SAB) No. 99, Materiality, as well as SEC SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108). These adjustments will be reflected when the affected periods are presented in future interim reports. The following summarizes these immaterial errors:

•	We identified that a customer sales contract included certain terms which, when elected by the customer, result in the recognition of a derivative under FASB 133. As changes in the valuation of the derivative associated with this arrangement were not previously recognized in our financial statements, the amounts previously reported in (Gain) loss on change in fair value of derivative instruments, net were misstated for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 by $1 million, $(4) million and $(8) million, respectively. This error increased (decreased) previously reported net income (loss) by $(1) million, $2 million and $5 million for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008, respectively.

•	We determined that there was an error in our valuation of certain of our cross-currency swap derivative instruments. As a result, the amounts previously reported in (Gain) loss on change in fair value of derivative instruments, net were misstated for the quarters ended September 30, 2008 and December 31, 2008 by $4 million and $(1) million, respectively. This error increased (decreased) previously reported net income (loss) by $(3) million and $1 million for the quarters ended September 30, 2008 and December 31, 2008, respectively.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents select operating results (in millions) and dividends per common share information by period. Certain reclassifications of prior period quarterly amounts have been made to conform to the presentation adopted for the current year as discussed in Note 1. Also, the quarterly results below reflect the correction of the aforementioned errors.

	(Unaudited)
	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2008(A)	2008(A)	2008(A)	2009
	Successor	Successor	Successor	Successor

Net sales	$3,103	$2,959	$2,176	$1,939
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,831	2,791	2,023	1,606
Selling, general and administrative expenses	84	89	73	73
Depreciation and amortization	116	107	107	109
Research and development expenses	12	10	11	8
Interest expense and amortization of debt issuance costs	45	46	47	44
Interest income	(5)	(5)	(3)	(1)
(Gain) loss on change in fair value of derivative instruments, net	(65)	185	396	40
Impairment of goodwill	—	—	1,340	—
(Gain) loss on extinguishment of debt	—	—	—	(122)
Restructuring charges, net	(1)	—	15	81
Equity in net (income) loss of non-consolidated affiliates	2	(2)	166	6
Other (income) expenses, net	23	10	20	33
Income tax provision (benefit)	35	(168)	(196)	83
Minority interests’ share	2	—	(9)	(5)

Net income (loss)	$24	$(104)	$(1,814)	$(16)

Dividends per common share	$0.00	$0.00	$0.00	$0.00

(A)	As revised

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		April 1. 2007	May 16, 2007	Quarter Ended
	Quarter Ended	Through	Through	September 30,	December 31,	March 31,
	March 31, 2007	May 15, 2007	June 30, 2007(B)	2007(B)	2007(B)	2008(B)
	Predecessor	Predecessor	Successor	Successor	Successor	Successor
Net sales	$2,630	$1,281	$1,547	$2,821	$2,735	$2,862
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,447	1,205	1,436	2,555	2,474	2,577
Selling, general and administrative expenses	99	95	42	88	99	90
Depreciation and amortization	58	28	53	103	108	111
Research and development expenses	8	6	13	10	11	12
Interest expense and amortization of debt issuance costs	54	27	28	60	53	50
Interest income	(4)	(1)	(3)	(4)	(6)	(5)
(Gain) loss on change in fair value of derivative instruments , net	(30)	(20)	(14)	30	56	(94)
Restructuring charges, net	9	1	1	—	1	4
Equity in net (income) loss of non-consolidated affiliates	(3)	(1)	1	(20)	3	(9)
Other (income) expenses, net	47	35	10	(2)	(17)	3
Provision (benefit) for taxes on income (loss)	7	4	27	20	26	—
Minority interests’ share	2	(1)	(2)	—	—	6

Net income (loss)	$(64)	$(97)	$(45)	$(19)	$(73)	$117

Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00

(B)	Unaudited.

24.	SUPPLEMENTAL GUARANTOR INFORMATION

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

The following information presents consolidating statements of operations, consolidating balance sheets and condensed consolidating statements of cash flows of the Parent, the Guarantors and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2009 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,186	$8,421	$2,647	$(2,077)	$10,177

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,182	7,679	2,467	(2,077)	9,251
Selling, general and administrative expenses	9	242	68	—	319
Depreciation and amortization	16	328	95	—	439
Research and development expenses	29	10	2	—	41
Interest expense and amortization of debt issuance costs	114	134	23	(89)	182
Interest income	(78)	(15)	(10)	89	(14)
(Gain) loss on change in fair value of derivative instruments, net	5	511	40	—	556
Impairment of goodwill	—	1,340	—	—	1,340
Gain on extinguishment of debt, net	(67)	(55)	—	—	(122)
Restructuring charges, net	5	74	16	—	95
Equity in net (income) loss of non-consolidated affiliates	1,890	172	—	(1,890)	172
Other (income) expenses, net	(14)	11	89	—	86

	3,091	10,431	2,790	(3,967)	12,345

Income (loss) before income taxes and minority interests’ share	(1,905)	(2,010)	(143)	1,890	(2,168)
Income tax provision (benefit)	5	(237)	(14)	—	(246)

Income (loss) before minority interests’ share	(1,910)	(1,773)	(129)	1,890	(1,922)
Minority interests’ share	—	—	12	—	12

Net loss	$(1,910)	$(1,773)	$(117)	$1,890	$(1,910)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
(In millions)

	May 16, 2007 Through March 31, 2008 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,300	$8,266	$2,701	$(2,302)	$9,965

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,294	7,504	2,546	(2,302)	9,042
Selling, general and administrative expenses	40	210	69	—	319
Depreciation and amortization	19	294	62	—	375
Research and development expenses	27	17	2	—	46
Interest expense and amortization of debt issuance costs	124	135	34	(102)	191
Interest income	(90)	(17)	(13)	102	(18)
(Gain) loss on change in fair value of derivative instruments, net	8	(13)	(17)	—	(22)
Restructuring charges, net	—	2	4	—	6
Equity in net (income) loss of non-consolidated affiliates	(83)	(25)	—	83	(25)
Other (income) expenses, net	(33)	6	21	—	(6)

	1,306	8,113	2,708	(2,219)	9,908

Income (loss) before income taxes and minority interests’ share	(6)	153	(7)	(83)	57
Income tax provision (benefit)	14	53	6	—	73

Income (loss) before minority interests’ share	(20)	100	(13)	(83)	(16)
Minority interests’ share	—	—	(4)	—	(4)

Net loss	$(20)	$100	$(17)	$(83)	$(20)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
(In millions)

	April 1, 2007 Through May 15, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$129	$1,020	$359	$(227)	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	131	961	340	(227)	1,205
Selling, general and administrative expenses	29	51	15	—	95
Depreciation and amortization	2	18	8	—	28
Research and development expenses	5	1	—	—	6
Interest expense and amortization of debt issuance costs	12	21	4	(10)	27
Interest income	(9)	(1)	(1)	10	(1)
(Gain) loss on change in fair value of derivative instruments, net	(2)	(19)	1	—	(20)
Restructuring charges, net	—	1	—	—	1
Equity in net (income) loss of non-consolidated affiliates	29	(1)	—	(29)	(1)
Other (income) expenses, net	29	8	(2)	—	35

	226	1,040	365	(256)	1,375

Income (loss) before income taxes and minority interests’ share	(97)	(20)	(6)	29	(94)
Income tax provision (benefit)	—	3	1	—	4

Income (loss) before minority interests’ share	(97)	(23)	(7)	29	(98)
Minority interests’ share	—	—	1	—	1

Net loss	$(97)	$(23)	$(6)	$29	$(97)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
(In millions)

	Three Months Ended March 31, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$378	$2,228	$723	$(699)	$2,630

Cost of goods sold (exclusive of depreciation and amortization shown below)	377	2,094	675	(699)	2,447
Selling, general and administrative expenses	10	69	20	—	99
Depreciation and amortization	3	38	17	—	58
Research and development expenses	5	2	1	—	8
Interest expense and amortization of debt issuance costs	32	42	7	(27)	54
Interest income	(25)	(3)	(3)	27	(4)
(Gain) loss on change in fair value of derivative instruments , net	2	(29)	(3)	—	(30)
Restructuring charges, net	—	9	—	—	9
Equity in net (income) loss of non-consolidated affiliates	11	(3)	—	(11)	(3)
Other (income) expenses, net	27	17	3	—	47

	442	2,236	717	(710)	2,685

Income (loss) before income taxes and minority interests’ share	(64)	(8)	6	11	(55)
Income tax provision (benefit)	—	5	2	—	7

Income (loss) before minority interests’ share	(64)	(13)	4	11	(62)
Minority interests’ share	—	—	(2)	—	(2)

Net income (loss)	$(64)	$(13)	$2	$11	$(64)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31, 2006 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,572	$8,340	$2,822	$(2,885)	$9,849

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,522	8,010	2,670	(2,885)	9,317
Selling, general and administrative expenses	72	269	69	—	410
Depreciation and amortization	15	153	65	—	233
Research and development expenses	28	12	—	—	40
Interest expense and amortization of debt issuance costs	145	152	31	(107)	221
Interest income	(97)	(12)	(13)	107	(15)
(Gain) loss on change in fair value of derivative instruments , net	49	(128)	16	—	(63)
Restructuring charges, net	—	16	3	—	19
Equity in net (income) loss of non-consolidated affiliates	115	(16)	—	(115)	(16)
Other (income) expenses, net	(11)	4	(12)	—	(19)

	1,838	8,460	2,829	(3,000)	10,127

Income (loss) before income taxes and minority interests’ share	(266)	(120)	(7)	115	(278)
Income tax provision (benefit)	9	(28)	15	—	(4)

Income (loss) before minority interests’ share	(275)	(92)	(22)	115	(274)
Minority interests’ share	—	—	(1)	—	(1)

Net income (loss)	$(275)	$(92)	$(23)	$115	$(275)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2009 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$3	$175	$70	$—	$248
Accounts receivable, net of allowances
— third parties	21	761	267	—	1,049
— related parties	411	183	32	(601)	25
Inventories	31	523	239	—	793
Prepaid expenses and other current assets	4	31	16	—	51
Fair value of derivative instruments	—	145	7	(33)	119
Deferred income tax assets	—	192	24	—	216

Total current assets	470	2,010	655	(634)	2,501
Property, plant and equipment, net	162	2,146	491	—	2,799
Goodwill	—	570	12	—	582
Intangible assets, net	—	787	—	—	787
Investments in and advances to non-consolidated affiliates	1,647	719	—	(1,647)	719
Fair value of derivative instruments, net of current portion	—	46	28	(2)	72
Deferred income tax assets	1	3	—	—	4
Other long-term assets	1,028	207	96	(1,228)	103

Total assets	$3,308	$6,488	$1,282	$(3,511)	$7,567

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$4	$44	$—	$51
Short-term borrowings
— third parties	—	231	33	—	264
— related parties	7	330	22	(359)	—
Accounts payable
— third parties	33	458	234	—	725
— related parties	41	157	90	(240)	48
Fair value of derivative instruments	7	540	126	(33)	640
Accrued expenses and other current liabilities	34	395	90	(3)	516
Deferred income tax liabilities	—	—	—	—	—

Total current liabilities	125	2,115	639	(635)	2,244
Long-term debt, net of current portion
— third parties	1,464	852	101	—	2,417
— related parties	223	976	120	(1,228)	91
Deferred income tax liabilities	—	459	10	—	469
Accrued postretirement benefits	27	346	122	—	495
Other long-term liabilities	50	288	5	(1)	342

	1,889	5,036	997	(1,864)	6,058

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	90	—	90

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(1,930)	1,533	325	(1,858)	(1,930)
Accumulated other comprehensive income (loss)	(148)	(81)	(130)	211	(148)

Total shareholder’s equity	1,419	1,452	195	(1,647)	1,419

Total liabilities and shareholder’s equity	$3,308	$6,488	$1,282	$(3,511)	$7,567

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2008 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$12	$177	$137	$—	$326
Accounts receivable, net of allowances
— third parties	38	819	391	—	1,248
— related parties	519	288	34	(810)	31
Inventories	58	992	405	—	1,455
Prepaid expenses and other current assets	4	34	20	—	58
Fair value of derivative instruments	—	187	29	(13)	203
Deferred income tax assets	—	121	4	—	125

Total current assets	631	2,618	1,020	(823)	3,446
Property, plant and equipment, net	178	2,455	724	—	3,357
Goodwill	—	1,741	189	—	1,930
Intangible assets, net	—	888	—	—	888
Investments in and advances to non-consolidated affiliates	3,629	945	1	(3,629)	946
Fair value of derivative instruments, net of current portion	—	18	3	—	21
Deferred income tax assets	4	—	2	—	6
Other long-term assets	1,329	159	135	(1,480)	143

Total assets	$5,771	$8,824	$2,074	$(5,932)	$10,737

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$11	$1	$—	$15
Short-term borrowings
— third parties	—	70	45	—	115
— related parties	5	370	25	(400)	—
Accounts payable
— third parties	84	925	573	—	1,582
— related parties	109	234	88	(376)	55
Fair value of derivative instruments	—	146	15	(13)	148
Accrued expenses and other current liabilities	40	555	113	(4)	704
Deferred income tax liabilities	—	39	—	—	39

Total current liabilities	241	2,350	860	(793)	2,658
Long-term debt, net of current portion
— third parties	1,761	698	101	—	2,560
— related parties	—	1,206	304	(1,510)	—
Deferred income tax liabilities	1	733	20	—	754
Accrued postretirement benefits	23	297	101	—	421
Other long-term liabilities	222	431	19	—	672

	2,248	5,715	1,405	(2,303)	7,065

Commitments and contingencies
Minority interests in equity of consolidated affiliates	—	—	149	—	149

Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(20)	3,075	564	(3,639)	(20)
Accumulated other comprehensive income (loss)	46	34	(44)	10	46

Total shareholder’s equity	3,523	3,109	520	(3,629)	3,523

Total liabilities and shareholder’s equity	$5,771	$8,824	$2,074	$(5,932)	$10,737

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2009 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$87	$(139)	$39	$(223)	$(236)

INVESTING ACTIVITIES
Capital expenditures	(8)	(100)	(37)	—	(145)
Proceeds from sales of assets	2	2	1	—	5
Changes to investment in and advances to non-consolidated affiliates	—	20	—	—	20
Proceeds from loans receivable, net — related parties	—	17	—	—	17
Net proceeds from settlement of derivative instruments	2	(77)	67	—	(8)

Net cash provided by (used in) investing activities	(4)	(138)	31	—	(111)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	220	43	—	263
— related parties	91	—	—	—	91
Principal repayments
— third parties	(223)	(11)	(1)	—	(235)
— related parties	41	(89)	(152)	200	—
Short-term borrowings, net
— third parties	—	185	(9)	—	176
— related parties	2	(25)	—	23	—
Dividends
— minority interests	—	—	(6)	—	(6)
Debt issuance costs	(3)	—	—	—	(3)

Net cash provided by (used in) financing activities	(92)	280	(125)	223	286

Net increase in cash and cash equivalents	(9)	3	(55)	—	(61)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(5)	(12)	—	(17)
Cash and cash equivalents — beginning of period	12	177	137	—	326

Cash and cash equivalents — end of period	$3	$175	$70	$—	$248

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Short-term borrowings, net
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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended March 31, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(30)	$(55)	$50	$(52)	$(87)

INVESTING ACTIVITIES
Capital expenditures	(2)	(16)	(6)	—	(24)
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Proceeds from loans receivable, net — related parties	—	1	—	—	1
Net proceeds from settlement of derivative instruments	—	24	—	—	24

Net cash provided by (used in) investing activities	(2)	10	(6)	—	2

FINANCING ACTIVITIES
Principal repayments	—	(1)	—	—	(1)
Short-term borrowings, net
— third parties	—	113	—	—	113
— related parties	7	5	(12)	—	—
Dividends
— common shareholders	—	(38)	(14)	52	—
Proceeds from the exercise of employee stock options	27	—	—	—	27
Windfall tax benefit on share-based compensation	1	—	—	—	1

Net cash provided by (used in) financing activities	35	79	(26)	52	140

Net increase in cash and cash equivalents	3	34	18	—	55
Cash and cash equivalents — beginning of period	3	37	33	—	73

Cash and cash equivalents — end of period	$6	$71	$51	$—	$128

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31, 2006 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$104	$(9)	$87	$(166)	$16

INVESTING ACTIVITIES
Capital expenditures	(8)	(72)	(36)	—	(116)
Disposal of business, net	(7)	—	—	—	(7)
Proceeds from sales of assets	—	38	—	—	38
Changes to investment in and advances to non-consolidated affiliates	—	3	—	—	3
Proceeds from (advances on) loans receivable, net — related parties	48	(60)	(28)	77	37
Premiums paid to purchase derivative instruments	—	(4)	—	—	(4)
Net proceeds from settlement of derivative instruments	(34)	283	(7)	—	242

Net cash provided by (used in) investing activities	(1)	188	(71)	77	193

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	—	41	—	41
— related parties	—	1,300	460	(1,760)	—
Principal repayments
— third parties	(83)	(147)	(123)	—	(353)
— related parties	—	(1,247)	(397)	1,644	—
Short-term borrowings, net
— third parties	—	103	—	—	103
Dividends
— preference shares	—	(12)	—	12	—
— common shareholders	(15)	(175)	(18)	193	(15)
— minority interests	—	—	(15)	—	(15)
Net receipts from Alcan	5	—	—	—	5
Debt issuance costs	(11)	—	—	—	(11)
Proceeds from the exercise of stock options	2	—	—	—	2

Net cash used in financing activities	(102)	(178)	(52)	89	(243)

Net increase (decrease) in cash and cash equivalents	1	1	(36)	—	(34)
Effect of exchange rate changes on cash balances held in foreign currencies	—	2	5	—	7
Cash and cash equivalents — beginning of period	2	34	64	—	100

Cash and cash equivalents — end of period	$3	$37	$33	$—	$73

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in reports filed or submitted under the United States Securities Exchange Act of 1934, as amended (Exchange Act), is (1) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended March 31, 2009, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of March 31, 2009. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2009, because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that the Company’s consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (GAAP).

Remediation of Previously Disclosed Material Weakness

In July 2008, we identified non-cash errors relating to our purchase accounting for an equity method investee including related income tax accounts. As a result of our identification of these errors, our Audit Committee and management concluded on August 1, 2008, that our previously issued consolidated financial statements for our fiscal year ended March 31, 2008, should no longer be relied upon. Upon conducting a review of these accounting errors, management determined that as of March 31, 2008, we had a material weakness with respect to the application of purchase accounting for an equity method investee including the related income tax accounts. This material weakness was disclosed in our amended Annual Report on Form 10-K for the fiscal year ended March 31, 2008, our quarterly report on Form 10-Q for the period ended September 30, 2008, and our quarterly report on form 10-Q for the period ended December 31, 2008. As noted in Management’s Report on Internal Control over Financial Reporting, this material weakness still exists as of March 31, 2009.

Our plan for remediating this material weakness included the following:

1. We conducted a full review of the purchase accounting for the Hindalco acquisition, including a review of the valuation approach, as well as the related accounting for equity method investees and related income tax accounts. This review was conducted by the Principal Financial Officer, corporate and regional financial officers, corporate and regional tax personnel, and the company’s external valuation expert. This aspect of our remediation plan has been completed.

2. Management is re-evaluating all accounting and financial reporting controls for purchase accounting and equity method investees, including related income tax accounts. This aspect of our remediation plan has been completed.

3. Training sessions are being conducted for key financial and tax personnel regarding equity method accounting and related income tax accounting matters. This aspect of our remediation plan has been completed.

4. Management is transitioning certain purchase accounting responsibilities to our regional financial personnel, including tax personnel, and developing procedures to monitor the ongoing activity of this entity. This aspect of our remediation plan has not yet been completed.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of March 31, 2009, we did not maintain effective controls over the application of purchase accounting for an equity method investee including related income tax accounts. Specifically, our controls did not ensure the accuracy and validity of our purchase accounting adjustments for an equity method investee. This control deficiency could result in a material misstatement of our Investment in and advances to non-consolidated affiliates and Equity in net (income) loss of non-consolidated affiliates in the accompanying consolidated financial statements that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly management has determined that this control deficiency constitutes a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Name	Director Since	Age	Position

Kumar Mangalam Birla	May 15, 2007	42	Chairman of the Board
Askaran Agarwala(B)	May 15, 2007	75	Director
D. Bhattacharya(A)(B)	May 15, 2007	60	Director and Vice Chairman of the Board
Clarence J. Chandran(A)(B)	January 6, 2005	60	Director
Donald A. Stewart(A)	May 15, 2007	62	Director

(A)	Member of our Audit Committee.

(B)	Member of our Compensation Committee.

Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of the Aditya Birla Group, which is among India’s largest business houses, and includes such companies as Grasim, Hindalco, UltraTech Cement, Aditya Birla Nuvo and Idea Cellular and globally — Novelis, Minacs, Aditya Birla Chemicals (Thailand) Limited and Birla Sun Life Insurance Company Limited. Mr. Birla serves as Chairman of all of the Aditya Birla Group’s blue-chip companies in India. He also serves as director on the board of the Group’s international companies spanning Thailand, Indonesia, Philippines, Egypt, and Canada. Additionally, Mr. Birla serves on the board of the G.D. Birla Medical Research & Education Foundation, and is a Chancellor of Birla Institute of Technology & Science, Pilani. He is a member of the London Business School’s Asia Pacific Advisory Board. He is also a member and Chairman of the Staff Sub-Committee of Central Board of Reserve Bank of India.

Askaran Agarwala is a Director and Former President of Hindalco and currently Chairman of the Business Review Council of the Aditya Birla Group. Mr. Agarwala serves on the Compensation Committee of the Novelis Board of Directors. Mr. Agarwala also serves as a director of several other companies including Udyog Services Ltd., Bihar Caustic & Chemicals Ltd., Tanfac Industries Ltd., and Aditya Birla Insurance Advisory Services Limited. He is a Trustee of G.D. Birla Medical Research and Education Foundation, Vaibhav Medical and Education Foundation, Aditya Vikram Birla Memorial Trust and Sarla Basant Birla Memorial Trust. Mr. Agarwala has held the post of President of Aluminum Association of India in the past.

D. Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. Mr. Bhattacharya is Managing Director of Hindalco and serves as a Director of Aditya Birla Management Corporation Private Limited. He is the Chairman of Utkal Alumina International Limited and of Aditya Birla Minerals Limited in Australia. Mr. Bhattacharya also serves as a Director of Birla Management Centre Services Limited, Dahej Harbour and Infrastructure Limited, Minerals & Minerals Limited and Aditya Birla Power Company Limited and Pidilite Industries Limited. Other positions held by Mr. Bhattacharya include Hon. President — Aluminium Association of India (AAI); Director — The Fertiliser Association of India (FAI).

Clarence J. Chandran has been a director of the Company since 2005. Mr. Chandran serves on the Compensation and Audit Committees of the Novelis Board of Directors, and acts as the Chairman of the Compensation Committee. Mr. Chandran serves as Chairman of the Chandran Family Foundation Inc. (healthcare research and education). He is a director of Marfort Deep Sea Technologies Inc. and is a past director of Alcan Inc. and MDS Inc. He retired as President, Business Process Services, of CGI Group Inc.

(information technology) in 2004 and retired as Chief Operating Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a member of the Duke University Board of Visitors.

Donald A. Stewart is Chief Executive Officer and a Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Stewart serves on the Audit Committee of the Novelis Board of Directors and serves as its Chairman. From 1987 to 1992, Mr. Stewart held overall responsibility for Sun Life’s information technology function. He was appointed Chief Executive Officer of Sun Life Trust Company in September 1992. In 1996, he was appointed President and Chief Operating Officer, and in 1998 Chief Executive Officer of Sun Life. Mr. Stewart also serves a director of the American Council of Life Insurers and the Canadian Life and Health Insurance Association.

Our Executive Officers

The following table sets forth information for persons currently serving as executive officers of our company. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position

Philip Martens	49	President and Chief Operating Officer
Steven Fisher	38	Senior Vice President and Chief Financial Officer
Brock Shealy	48	Senior Vice President, General Counsel, Compliance Officer and Global IT Leader
Jean-Marc Germain	43	Senior Vice President and President of Novelis North America
Antonio Tadeu Coelho Nardocci	51	Senior Vice President and President of Novelis Europe
Thomas Walpole	54	Senior Vice President and President of Novelis Asia
Alexandre Almeida	45	Senior Vice President and President of Novelis South America
Robert Virtue	57	Vice President, Human Resources
Robert Nelson	52	Vice President, Controller and Chief Accounting Officer
Brenda Pulley	51	Vice President, Corporate Affairs and Communications
Nick Madden	52	Vice President, Global Procurement Metal Management
Randal Miller	46	Vice President, Treasurer
Christopher Courts	32	Assistant General Counsel and Corporate Secretary

Philip Martens was appointed President and Chief Operating Officer effective May 8, 2009. Mr. Martens most recently served as Senior Vice President and President, Light Vehicle Systems, ArvinMeritor Inc. from September 2006 to January 2009 He was also President and CEO designate, Arvin Innovation. Prior to that, he served as President and Chief Operating Officer of Plastech Engineered Products from 2005 to 2006. From 1987 to 2005, he held various engineering and leadership positions at Ford Motor Company, most recently serving as Group Vice President of Product Creation. Mr. Martens holds a degree in mechanical engineering from Virginia Polytechnic Institute and State University and an M.B.A. from the University of Michigan. In 2003, Martens received a Doctorate in Automotive Engineering from Lawrence Technological University for his extensive contributions to the global automotive industry.

Steven Fisher is our Senior Vice President and Chief Financial Officer. Mr. Fisher joined Novelis in February 2006 as Vice President, Strategic Planning and Corporate Development. He was appointed Chief Financial Officer in May 2007 following the acquisition of Novelis by Hindalco. Mr. Fisher served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp. from July 2005 to February 2006. Prior to joining TXU Energy, Mr. Fisher served in various senior finance roles at Aquila, Inc., an international electric and gas utility and energy trading company, including Vice President, Controller and

Strategic Planning, from 2001 to 2005. He is also a member of the board of directors of Lionbridge Technologies. Mr. Fisher is a graduate of the University of Iowa in 1993, where he earned a B.B.A. in Finance and Accounting. He is a Certified Public Accountant.

Brock Shealy is our Senior Vice President, General Counsel, Compliance Officer and Global IT Leader. Mr. Shealy has served several roles in our legal and IT departments from November 2005 to present, including Associate General Counsel and Global IT Leader, Director of Compliance and Global IT, and Corporate Compliance Officer. He was appointed General Counsel, Compliance Officer and Global IT Leader in March 2009. Prior to joining Novelis, Mr. Shealy served in various senior management roles at Aquila, Inc., an electricity and natural gas distribution utility and power generator, from 1999 to October 2005. Most recently, he was the Senior Vice President and Corporate Compliance Officer. His other service with Aquila included Chief Administrative Officer of European energy merchant operations; Vice President-Human Resources, for the merchant services subsidiary; and Director-Employee and Labor Relations. Mr. Shealy has a bachelor’s degree in Psychology from Drury College and J.D. from the University of Missouri-Kansas City School of Law.

Jean-Marc Germain is a Senior Vice President and the President of our North American operations. Mr. Germain was Vice President Global Can for Novelis Inc. from January 2007 until May 2008 when he was appointed Senior Vice President and the President of our North American operations. He was previously Vice President and General Manager of Light Gauge Products for Novelis North America from September 2004 to December 2006, and prior to that Mr. Germain held a number of senior positions with Alcan Inc. and Pechiney S.A., which he joined in 1998. From January 2004 to August 2004 he served as co-lead of the Integration Leadership Team for the Alcan and Pechiney merger, which occurred in 2004. Prior to that, he served as Senior Vice President & General Manager Foil, Strip and Specialties Division for Pechiney from September 2001 to December 2003. Before his time at Alcan and Pechiney, Mr. Germain held a number of international posts for GE Capital and Bain & Company. Mr. Germain is a graduate from École Polytechnique in Paris, France.

Antonio Tadeu Coelho Nardocci is a Senior Vice President and President of our European operations. He formerly served as Senior Vice President, Strategy, Innovation and Technology from August 2008 to June 2009 and as the Senior Vice President and President of our South American operations from February 2005 to August 2008. Mr. Nardocci joined Alcan in 1980 and was the President of Rolled Products South America from March 2002 until January 2005. Prior to that, he was a Vice President of Rolled Products operations in Southeast Asia and Managing Director of the Aluminium Company of Malaysia in Kuala Lumpur, Malaysia. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci is a member of the executive board of the Brazilian Aluminium Association.

Thomas Walpole is a Senior Vice President and the President of our Asian operations. Mr. Walpole was our Vice President and General Manager, Can Products Business Unit from January 2005 until February 2006. Mr. Walpole joined Alcan in 1979 and has held various senior management roles. Mr. Walpole held international positions within Alcan in Europe and Asia until 2004. He began as Vice President, Sales, Marketing & Business Development for Alcan Taihan Aluminum Ltd. and most recently was President of the Litho/Can and Painted Products for the European region. Mr. Walpole graduated from State University of New York at Oswego with a B.S. in Accounting, and holds an M.B.A. from Case Western Reserve University.

Alexandre Almeida is a Senior Vice President and President of our South American operations. Prior to this appointment in August 2008, Mr. Almeida had served as Chief Financial Officer of Novelis South America beginning in January 2005. Formerly, he was Managing Director of Alcan Composites Brasil Ltda. from 2003 to 2005, and was previously Chief Operating Officer and Chief Financial Officer for Líder Taxi Aereo S.A., a general aviation service provider in Brazil. Mr. Almeida holds a degree in Metallurgical Engineering and a Masters Degree in Computer Science from Universidade Federal de Minas Gerais, and also a postgraduate degree in Finance Administration from João Pinheiro Foundation.

Robert Virtue is our Vice President, Human Resources.  Mr. Virtue has served several roles in our human resources department from January 2005 through May 2006 and October 2006 to the present, including Vice President, Compensation and Benefits; Acting Vice President, Human Resources and Director of Compensation

and Benefits. He was appointed Vice President, Human Resources in May 2007. Prior to Novelis, he was Vice President, Executive Compensation with Wal-Mart from May 2006 through October 2006. He was Director Compensation and Benefits for American Retail Group from 1997 through January 2005. Mr. Virtue also spent 15 years with British Petroleum PLC in a variety of domestic and international human resources roles with assignments in chemicals, coal, refining, transportation, marketing and corporate functions. Mr. Virtue earned a B.S. in Business from Boston University and an M.B.A. from Indiana University.

Robert Nelson is our Vice President, Controller and Chief Accounting Officer. Mr. Nelson served as the Acting Controller of Novelis Inc. beginning in July 2008 and was appointed Vice President, Controller and Chief Accounting Officer in November 2008. Previously, he worked for 22 years at Georgia Pacific, one of the world’s leading manufacturers of tissue, pulp, paper, packaging, and building products. Mr. Nelson served in a variety of corporate and operational financial roles at Georgia Pacific, most recently as Vice President and Controller from 2004 to 2006. Prior to that, he was Vice President Finance, Consumer Products & Packaging. Mr. Nelson earned a B.S. in Accounting from the University of Illinois — Urbana — Champaign, and is a Certified Public Accountant in the State of Georgia.

Brenda Pulley is our Vice President, Corporate Affairs and Communications. She has global responsibility for our organization’s corporate affairs and communication efforts, which include branding, strategic internal and external communications and government relations. Prior to our spin-off from Alcan, Ms. Pulley was Vice President, Corporate Affairs and Government Relations of Alcan from September 2000 to 2004. She has served as Legislative Assistant to Congressman Ike Skelton of Missouri and to the U.S. House of Representatives Subcommittee on Small Business, specializing in energy, environment, and international trade issues. She also served as Executive Director for the National Association of Chemical Recyclers, and as Director, Federal Government Relations for Safety-Kleen Corp. Ms. Pulley currently serves on the Board of Directors for Keep America Beautiful. Ms. Pulley earned her B.S. majoring in Social Science, with a minor in Communications from Central Missouri State University.

Nick Madden is our Vice President of Global Procurement and Metal Management. Prior to this role, which he assumed in October 2006, Mr. Madden served as President of Novelis Europe’s Can, Litho and Recycling business unit beginning in October 2004. He was Vice President of Metal Management and Procurement for Alcan’s Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a B.Sc. (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.

Randal Miller is our Vice President, Treasurer.  Prior to joining Novelis in July 2008, Mr. Miller served as Vice President and Treasurer of Transocean Offshore Deepwater Drilling from May 2006 to November 2007 where he was responsible for all treasury, banking, capital markets and insurance risk management activities for Transocean and its subsidiaries. From 2001 to 2006, Mr. Miller served as Vice President Finance, Treasurer of Aquila, Inc. Mr. Miller earned his B.S.B.A from Iowa State University and M.B.A from the University of Missouri — Kansas City.

Christopher Courts is our Assistant General Counsel and Corporate Secretary. Mr. Courts joined Novelis in April 2005, and has served as Corporate Counsel and most recently Assistant General Counsel. He was appointed Assistant General Counsel and Corporate Secretary in March 2009. Prior to joining Novelis, Mr. Courts was Senior Corporate Counsel at Aquila, Inc., from 2003 to April 2005. He previously worked as an associate for the law firm of Blackwell Sanders Peper Martin LLP. Mr. Courts has a B.B.A. in Finance from the University of Iowa and a J.D. from the University of Iowa College of Law.

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

Our corporate governance practices require that, in addition to certain statutory duties, the following matters be subject to our Board of Directors’ approval: (1) capital expenditure budgets and significant investments and divestments; (2) our strategic and value-maximizing plans; (3) the number of directors within the limits provided by our by-laws and (4) any matter which may have the potential for substantial impact on our Company. Our Board of Directors reviews the composition and size of our Board of Directors once a year. Senior management makes regular presentations to our Board of Directors on the main areas of our business.

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

According to their authority as set out in their charters, our Board of Directors and each of its committees may engage outside advisors at the expense of Novelis.

Audit Committee and Financial Experts

Our Board of Directors has a separately-designated standing Audit Committee. Messrs. Stewart, Bhattacharya and Chandran are the members of the Audit Committee. Mr. Stewart, an independent director, has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC.

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

Code of Conduct and Guidelines for Ethical Behavior

Novelis has adopted a Code of Conduct for the Board of Directors and Senior Managers and maintains a Code of Ethics for Senior Financial Officers that applies to our senior financial officers including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. We also maintain a Code of Conduct that governs all of our employees. Copies of the Code of Conduct for the Board of Directors and Senior Managers and the Code of Ethics for Senior Financial Officers are available on our website at www.novelis.com. We will promptly disclose any future amendments to these codes on our website as well as any waivers from these codes for executive officers and directors. Copies of these codes are also available in print from our Corporate Secretary upon request.

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

Compensation Discussion and Analysis

Introduction

This section provides a discussion of the background and objectives of our compensation programs for senior management, as well as a discussion of all material elements of the compensation of each of the named executive officers for the fiscal year ended March 31, 2009 identified in the following table. The named executive officers are determined in accordance with SEC rules and include (1) the persons that served as our principal executive officer and principal financial officer during any part of fiscal 2009 and (2) the three other highest paid executive officers that were employed on March 31, 2009.

Name	Title

Martha Finn Brooks	Former President and Chief Operating Officer
Steven Fisher	Senior Vice President and Chief Financial Officer
Arnaud de Weert	Former President of Novelis Europe
Jean-Marc Germain	Senior Vice President and President of Novelis North America
Thomas Walpole	Senior Vice President and President of Novelis Asia

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

Our named executive officers have no direct role in setting their own compensation. The Committee, however, normally meets with our President and Chief Operating Officer to evaluate performance against pre-established goals and the President and Chief Operating Officer makes recommendations to the board regarding budgets, which affect certain goals. Our President and Chief Operating Officer also makes recommendations regarding compensation matters related to other named executive officers and provide input regarding executive compensation programs and policies generally.

Management also assists the Committee by providing information needed or requested by the Committee (such as our performance against budget and objectives, historic compensation, compensation expense, our policies and programs, and peer companies) and by providing input and advice regarding compensation programs and policies and their impact on the Company and its executives.

Objectives and Design of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who can contribute to our long-term success and thereby build value for our shareholder. The program is organized around three fundamental principles:

•	Provide Total Direct Compensation Opportunities That Are Competitive with Similar Positions at Comparable Companies: To enable us to attract, motivate and retain qualified executives, total direct compensation opportunities for each executive (base pay, annual short-term incentives and long-term incentives) are targeted at levels to be competitive with similar positions at comparable companies. The Committee strives to create a total direct compensation package that is at the median of the peer companies described below.

•	A Substantial Portion of Total Direct Compensation Should Be at Risk Because It Is Performance-Based: We believe executives should be rewarded for their performance. Consequently, a substantial portion of an executive’s total direct compensation should be at risk, with amounts actually paid dependent on performance against pre-established objectives for the individual and us. The proportion of an individual’s total direct compensation that is based upon these performance objectives should increase as the individual’s business responsibilities increase.

•	A Substantial Portion of Total Direct Compensation Should be Delivered in the Form of Long-Term Performance Based Awards: We believe a long-term stake in the sustained performance of Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value. As a result, we may provide long-term performance based awards, which are generally paid in cash.

The Committee recognizes that the engagement of strong talent in critical functions may entail recruiting new executives at times and involve negotiations with individual candidates. As a result, the Committee may determine in a particular situation that it is in our best interests to negotiate compensation packages that deviate from the principles set forth above.

In fiscal 2009, the Committee and the board, elected not to use the services of a compensation consultant, but instead chose to evaluate our compensation programs based on generally available market data including the following:

1. Compensation information derived from SEC filings for the named executive officers of the following peer group of companies: Air Products, Ashland Inc., Ball Corporation, Bemis, Coca Cola Enterprises Inc., Commercial Metals Company, Crown Holdings, Cummins Inc., Eastman Chemical, Ecolab Inc., MeadWestvaco, Monsanto, Newell Rubbermaid, Nucor Corp., Owens Illinois, Pactiv Corp., Parker-Hannifin, PPG Industries, Praxair Inc., Rohm and Haas, Smurfit-Stone Container, Temple-Inland and Worthington Industries.

2. Market data provided by Hay Group (a global human resource consulting firm). This comprised of companies of size US$1Bn+ in revenues in the sectors of Manufacturing and Materials. This information was provided for all levels of the organization.

3. Data from several compensation surveys published by leading global human resources consulting firms.

Elements of Our Compensation Program

Our compensation program consists of the following key elements:

•	Base Pay

•	Short-Term (Annual) Incentives

•	Long-Term Incentives

•	Employee Benefits

The Committee periodically compares the competitiveness of these key elements to that of companies in our peer group and to the market data provided by the Hay Group and other human resources consulting firms. Our general goal is to be at or near the 50th percentile among our peer group. In fiscal 2009, this review revealed that the total direct compensation opportunity for our executive officers was at our target, without significant variation by position and by element of compensation.

Base Pay.  Based on market practices, the Committee believes it is appropriate that some portion of total direct compensation (generally 20% to 40%) be provided in a form that is fixed and liquid. Base salary for our named executive officers is generally reviewed by the Committee in the first quarter of each fiscal year and any increases are effective on July 1. In setting base salary, the Committee is mindful of its overall goal for allocation of total compensation to this element and the median base salary for comparable positions at companies in our peer group and as confirmed by additional market data.

Short-Term (Annual) Incentives.  We believe having an annual incentive opportunity is necessary to attract, retain and reward key management. Our general philosophy is that annual cash incentives should be tied to both company-wide and business unit goals as well as individual performance. Annual incentives should be consistent with the strategic goals set by the board, and the performance benchmarks should be sufficiently ambitious so as to provide meaningful incentive to our executive officers. In the normal circumstances, we would expect that approximately 20% of an executive officer’s total direct compensation opportunity would be attributable to short-term incentives.

Annual Incentive Plan — 2008 — 2009

Our Committee and board, after input from management, approved the Annual Incentive Plan (AIP) — 2008 — 2009 to provide short-term incentives for the period from April 1, 2008 through March 31, 2009. The performance benchmarks for the year were tied to three key components: (1) Operating Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) performance; (2) Operating free cash flow performance; and (3) satisfaction of certain Environment, Health and Safety (EHS) targets. The specific weightings among these three components were 45% for operating EBITDA performance, 45% for operating free cash flow performance and 10% for EHS targets. For Ms. Brooks and Mr. Fisher, the incentive benchmarks are tied to company-wide performance. For the other named executive officers, the incentive benchmarks are based on the company-wide performance as well as the performance of the specific region for which they are responsible.

The potential payout attributable to operating EBITDA could have ranged from: (1) 0% of target if fiscal 2009 performance did not exceed the performance threshold; (2) 100% of target if fiscal 2009 results met the business plan target; and (3) up to a maximum of 200% of target if fiscal 2009 results met or exceeded the high end business plan target. The potential payout attributable to operating free cash flow could have ranged from: (1) 0% of target if fiscal 2009 performance did not exceed the performance threshold; (2) 100% of target if fiscal 2009 results met the business plan target; and (3) up to 200% of target if fiscal 2009 results met or exceeded the high end business plan target. The potential payout attributable to EHS objectives also ranged from 0% to 200% of target and was measured against continuous improvement targets for recordable cases and lost time injuries and illness as well as the completion of strategic EHS initiatives.

The table below summarizes the targets and payments for the fiscal 2009 short-term incentive plan covering the period from April 1, 2008 through March 31, 2009:

	Fiscal 2009	Fiscal 2009
Name	Target	Actual

Martha Finn Brooks	$825,000	$113,850
Steven Fisher	$337,500	$46,575
Arnaud de Weert	$367,031	$160,457
Jean-Marc Germain	$195,000	$15,422
Thomas Walpole	$156,750	$26,177

Long-Term Incentives.  The Committee believes that a substantial portion of each executive’s total direct compensation opportunity (generally 40% to 60%) should be based on long-term performance. The awards should align the interests of our executives and our shareholder. The opportunity to receive long-term incentive compensation by an executive in a given year is generally determined by reference to the market for long-term incentive compensation among our peer group companies group and as confirmed by additional market data. The Committee is also mindful of long-term incentive awards made in prior years and takes such awards into account in determining the amount of current-year awards.

Long-Term Incentive Plan— FY 2008 — FY 2010 (2008 LTIP)

The Committee determined for fiscal 2008, fiscal 2009 and fiscal 2010 to issue awards that are cash-based awards, 80% of which is based on economic profit performance and 20% of which is based on EBITDA performance related to innovation projects, which currently provides the best link between the interests of executives and our shareholder. For future long-term awards, the Committee will consider all types of awards and will determine at the time of each award the appropriate form of award and performance measures to use.

The Committee met during the first quarter of fiscal year 2010 to evaluate and approve fiscal 2009 payout for the 2008 LTIP. The Committee determined that no awards were earned for the period because the performance requirements were not achieved.

		Eligible for
	2008-2010	Payout
	LTIP	Based on	2009 LTIP	2009 LTIP
	Approved	2009	Approved	Approved
Name	Grant	Results	Level	Payout

Martha Finn Brooks	$2,100,000	$210,000	—%	$—
Steven Fisher	$450,000	$45,000	—%	$—
Arnaud de Weert	$450,000	$45,000	—%	$—
Jean-Marc Germain	$450,000	$45,000	—%	$—
Thomas Walpole	$325,000	$32,500	—%	$—

Long-term Incentive Plan— FY 2009 — FY 2012 (2009 LTIP)

On June 19, 2008, the board of directors approved the Novelis Long-Term Incentive Plan for Fiscal Years 2009 — 2012 (2009 LTIP). The 2009 LTIP has been designed to provide a direct line of sight for participants to company performance as measured by the increase in the price of Hindalco shares.

Awards under the 2009 LTIP consist of stock appreciation rights (SARs), with the value of one SAR being equivalent to the increase in value of one Hindalco share. The SARs will vest 25% each year for four years, subject to performance criteria being fulfilled. The performance criterion will be based on Operating EBIDTA performance for Novelis each year. The vesting threshold will be 75% performance versus target each year, at which point 75% of SARs due that year, would vest. There would be a straight line vesting up to 100% of performance. After the SARs have vested, they can be exercised at times decided by the employee. The value realized is dependent on the stock price of Hindalco at the time of exercise; however, the value will be restricted to a maximum of 2.5 times the target opportunity if the SARs are exercised within one year of vesting. The maximum will be 3 times for SARs exercised more than one year after vesting.

In the event a participant resigns, unvested SARs will lapse and vested SARs must be exercised within 90 days. If an employee retires more than one year from the date of grant, SARs will continue to vest and must be exercised no later than the third anniversary of retirement. In the event of death or disability, there will be immediate vesting of all SARs with one year to exercise. Upon a change in control, there would be immediate vesting and cash-out of SARs.

The following grants were made to our executives based on the 2009 LTIP Plan. Operating EBITDA for fiscal year 2009 performance did not achieve the threshold, so no SARS were vested for fiscal year 2009.

	2009-2012		Number of
	LTIP	Number of	SARs Vesting	Number of
	Approved	SARs	Based on	SARs Forfeited/
Name	Grant	Granted	FY 2009	Canceled

Martha Finn Brooks(A)	$2,231,000	3,919,938	—	979,984
Steven Fisher	$500,000	878,516	—	219,629
Arnaud de Weert	$500,000	878,516	—	219,629
Jean-Marc Germain	$500,000	878,516	—	219,629
Thomas Walpole	$350,000	614,961	—	153,740

(A)	Ms Brooks terminated her services with the Company effective May 8, 2009 and an additional 2,939,954 SARs granted to her were forfeited/cancelled.

Recognition Agreements

On September 25, 2006, we entered into recognition agreements with all of our executives. These agreements provided that the executive would receive a fixed number of our common shares if he or she remained employed through December 31, 2007 and December 31, 2008. Payment for the final installment of recognition shares vesting on December 31, 2008 was made in January 2009 in the amounts shown below and the Recognition Agreements expired.

	Recognition	Consideration
Name	Shares	Received

Martha Finn Brooks	14,200	$638,006
Steven Fisher	2,850	$128,051
Arnaud de Weert	4,100	$184,213
Jean-Marc Germain	2,700	$121,311
Thomas Walpole	3,500	$157,255

Employee Benefits

•	U.S. Pension Plan:

Effective January 1, 2006, we adopted the Novelis Pension Plan and the Novelis Supplemental Executive Retirement Plan (the Novelis SERP), which provide benefits identical to the benefits provided under the Alcancorp plans. Executives who were participants in the Alcancorp Pension Plan participate in the Novelis Pension Plan and Novelis SERP (collectively referred to as the U.S. Pension Plan). Executives who were not participants in the Alcancorp Pension Plan or who were hired on or after January 1, 2005 do not participate in the U.S. Pension Plan. Ms. Brooks and Messrs. Germain and Walpole are all participants in the U.S. Pension Plan.

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

•	Swiss Pension Schemes: Since our spin-off from Alcan, we continued to participate in Alcan’s two pension schemes in Switzerland: (1) the Pensionskasse Alcan Schweiz (a defined benefit plan) and (2) the Erganzungskasse Alcan Schweiz (a defined contribution plan). The defined benefit plan is computed based on a participant’s final annual earnings (up to a limit and less a coordination amount) and service up to 45 years. The defined contribution plan only recognizes earnings in excess of the defined benefit earnings limit. Mr. de Weert was the only named executive officer eligible for the Swiss pension schemes in 2008.

•	Savings Plan and Non-Qualified Defined Contribution Plan: All U.S. based executives are eligible to participate in our tax qualified savings plan. We match up to 4.5% of pay (up to the IRS compensation limit; $245,000 for calendar year 2009) for participants who contribute 6% of pay or more to the savings plan. In addition, U.S. based executives hired on or after January 1, 2005 are eligible to share in our discretionary contributions. Discretionary contributions are first made to the qualified plan (up to the IRS compensation limit) and any excess amounts are made to our non-qualified defined contribution plan. For fiscal 2009, we made a discretionary contribution equal to 5% of pay. Mr. Fisher was the only named executive officer eligible for a discretionary contribution for the period.

•	Perquisites: As noted in our Summary Compensation Table, we provide our officers with certain perquisites consistent with market practice. We do not view perquisites as a significant element of our comprehensive compensation structure.

•	Health & Welfare Benefits: Executives are entitled to participate in our employee benefit plans (including medical, dental, disability, and life insurance benefits) on the same basis as other employees.

Employment-Related Agreements

Each of our named executive officers during fiscal 2009 was covered by an employment or letter agreement setting forth the general terms of his or her employment as well as various other employment related agreements. See Employment-Related Agreements and Certain Employee Benefit Plans below for a discussion of these agreements.

Timing of Compensation Decisions

The Committee develops an annual agenda to assist it in fulfilling its responsibilities. Generally, in the first quarter of each fiscal year, the Committee (1) reviews prior year performance and authorizes the distribution of short-term incentive and long-term incentive pay-outs, if any, for the prior year, (2) establishes performance criteria for the current year short-term incentive program, (3) reviews base pay and annual short-term incentive targets for executives, and (4) recommends to the board of directors the form of award and performance criteria for the current cycle of the long-term incentive program.

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

The foregoing report is provided by the following directors, who constitute the Committee:

Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for the fiscal year ended March 31, 2009, the fiscal year ended March 31, 2008 and the three month transition period ended March 31, 2007.

						Non-Equity	Change
						Incentive	in
				Stock	Option	Plan	Pension	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(A)	Awards	Compensation(B)	Value(C)	Compensation(D)	Total

Martha Finn Brooks,	2009	$731,250	$—	$211,104	$—	$113,850	$344,054	$90,666	$1,490,924
President and	2008	672,572	—	896,739	10,466,761	1,096,223	97,640	92,991	13,322,926
Chief Operating Officer	J-M 2007	163,750	—	1,692,965	264,377	147,375	97,363	12,707	2,378,537
Steven Fisher,	2009	$425,000	$—	$42,370	$—	$46,575	$—	$67,657	$581,602
Senior Vice President and Chief Financial Officer	2008	334,538	40,000	171,780	386,927	361,175	—	63,732	1,358,152
Arnaud de Weert,	2009	$625,745	$—	$60,953	$—	$160,457	$17,205	$108,161	$972,521
Senior Vice President	2008	674,280	—	247,123	670,448	601,043	24,801	114,236	2,331,931
and President of Novelis Europe	J-M 2007	158,000	—	29,202	140,621	98,750	4,219	20,203	450,995
Jean-Marc Germain,	2009	$318,625	$—	$40,140	$—	$15,422	$24,847	$126,681	$525,715
Senior Vice President and President of Novelis North America
Thomas Walpole,	2009	$281,250	$—	$52,033	$—	$26,177	$221,833	$539,251	$1,120,544
Senior Vice President	2008	270,000	—	217,752	981,865	210,890	59,765	607,032	2,347,304
and President of Novelis Asia	J-M 2007	66,458	—	289,674	278,790	34,406	73,616	3,866	746,810

(A)	For the year ended March 31, 2009, these stock awards represent awards under our Recognition agreements.

(B)	For the year ended March 31, 2009, these represent awards earned under the Novelis Annual Incentive Plan (AIP).

(C)	Represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified and non-qualified defined benefit pension plans during fiscal 2009. Assumptions used in the calculation of these amounts are included in Note 14 to our audited consolidated financial statements for the year ended March 31, 2009.

(D)	The amounts shown in the All Other Compensation Column reflect the values from the table below.

		Company
		Contribution					Other
	Severance	to Defined	Group	Relocation and			Perquisites and
	Related	Contribution	Life	Hosing Related		Child Tuition	Personal
Name	Payments	Plans(A)	Insurance	Payments		Reimbursement	Benefits		Total

Martha Finn Brooks	$—	$8,075	$2,106	$—		$51,420	$29,065	(B)	$90,666
Steven Fisher	$—	$40,647	$457	$—		$—	$26,553	(B)	$67,657
Arnaud de Weert	$—	$83,563	$—	$—		$—	$24,598	(C)	$108,161
Jean-Marc Germain	$—	$9,705	$470	$—		$98,042	$18,464	(B)	$126,681
Thomas Walpole	$—	$8,916	$1,024	$527,309	(D)	$—	$2,002	(E)	$539,251

(A)	Represents matching contribution (and discretionary contributions in the case of Mr. Fisher) made to our tax qualified and non-qualified defined contribution plans.

(B)	Includes executive flex allowance, car allowance, tax advice and home security, each of which individually had an aggregate incremental cost less than $25,000.

(C)	Includes executive flex allowance and car allowance, each of which individually had an aggregate incremental cost less than $25,000.

(D)	Includes: (i) an Expatriate Premium of $153,346; (ii) Employer paid Korean Tax Deposit of $166,492; (iii) Employer provided housing of $119,544; (iv) Employer paid car/driver for Korean assignment of $64,091; (v) travel reimbursement of $23,543 and (vi) club dues of $293.

(E)	Includes car allowance and tax advice, each of which individually had an aggregate incremental cost less than $25,000.

Grants of Plan-Based Awards in Fiscal 2009

The table below sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended March 31, 2009.

		Estimated Future Payout			Estimated Future Payout
		Under Non-Equity			Under Equity
		Incentive Plan Awards(A)			Incentive Plan Awards(B)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target ($)	Maximum

Martha Finn Brooks	11/19/2008	$—	$825,000	$1,650,000	$—	$2,231,000	$6,693,000
Steven Fisher	11/19/2008	$—	$337,500	$675,000	$—	$500,000	$1,500,000
Arnaud de Weert	11/19/2008	$—	$367,031	$734,062	$—	$500,000	$1,500,000
Jean-Marc Germain	11/19/2008	$—	$195,000	$390,000	$—	$500,000	$1,500,000
Thomas Walpole	11/19/2008	$—	$156,750	$313,500	$—	$350,000	$1,050,000

(A)	This grant was made under the Novelis Annual Incentive Plan (AIP) for the year ended March 31, 2009.

(B)	This grant was made under the 2009 LTIP in the form of SARs.

Employment-Related Agreements and Certain Employee Benefit Plans

Each of our named executive officers was subject to an employment or letter agreement during fiscal 2009. The terms of each such agreement is summarized below.

Agreement with Martha Finn Brooks

We entered into an employment agreement with Ms. Brooks dated November 8, 2004. Pursuant to this agreement, she served as our President and Chief Operating Officer with a base salary of $750,000 in fiscal 2009. Ms. Brooks was eligible for all of our executive long-term and short-term incentive plans and is entitled to certain executive perquisites. She was also eligible for our broad-based employee benefit and health plans. We also agreed to reimburse Ms. Brooks for certain expenses that she may incur in connection with private school tuition costs for her children in grades one through twelve. As part of her May 2, 2002 employment agreement with Alcan, we guaranteed that the total combined qualified and non-qualified pension benefits Ms. Brooks receives under the Novelis, Alcan and Cummins (her former employer) pension plans will not be less than the pension benefit that she would have received if she remained covered by the Cummins Pension Plan from October 16, 1986, until her retirement/termination with us.

On May 8, 2009, we entered into a separation and release agreement with Ms. Brooks, regarding the terms of her departure from the Company. The Agreement became effective on May 15, 2009, seven days from the date of execution.

Pursuant to the Agreement, Ms. Brooks will receive a goodwill incentive consisting of 1,000,000 stock appreciation rights of Hindalco common stock (“SARs”) at an exercise price of INR 60.50. Each SAR shall be equivalent to one Hindalco share. The SARs, which vested on May 8, 2009, may be exercised, in whole or in part, at any time during a three year exercise period commencing May 8, 2009. Any unexercised SARs shall lapse at the end of the exercise period. The value of one SAR will be the increase in the price of one Hindalco share from the exercise price subject to a maximum price of INR 143.75. The value shall be paid in cash to Ms. Brooks within two weeks of each exercise. Additionally, we agreed to indemnify Ms. Brooks under our director and officer insurance policies and released her from future claims relating to her employment with Novelis.

Ms. Brooks was granted the goodwill incentive, in part, as an acknowledgement that she voluntarily delayed her retirement with the Company (a) until her successor could be identified and (b) to facilitate an efficient leadership transition. Additionally, as further consideration for the goodwill incentive, Ms. Brooks: provided a release to Novelis waiving any and all claims she may have against us; agreed to provide continued cooperation with any pending or future litigation, proceeding or hearing; and agreed to not disclose any proprietary information obtained while working at Novelis. Ms. Brooks also agreed to provide general consulting services to Novelis for up to 10 hours a month for a period of six months. Should she provide more than 10 hours of consulting per month, Ms. Brooks will be paid at an hourly rate of $625 subject to a maximum of $5,000 per day.

Agreement with Philip Martens

On April 16, 2009, the board of directors appointed Philip Martens to succeed Ms. Brooks as President and Chief Operating Officer, effective May 8, 2009. On that date, the board ratified the employment agreement between Mr. Martens and the Company dated April 11, 2009. Pursuant to this employment agreement, Mr. Martens will receive an annual base salary of $700,000, an annual short term target bonus percentage of 90% of his base salary (i.e., $630,000), and an annualized long term incentive target opportunity of $2,000,000. However, during his first year of employment, Mr. Martens will receive not less than 50% of the target of his annual short term target bonus for the fiscal year ended March 31, 2010 (i.e., $315,000).

Mr. Martens will receive benefits and perquisites customarily provided to our executives. He will be entitled to receive two years annual base salary and target short term incentive opportunity (less any other severance payments) as severance pay if he is terminated involuntarily except for cause, death, disability, or retirement. Other severance benefits described in his employment agreement include a lump sum payment to assist him with post-employment medical continuation coverage, life insurance benefits, and retirement benefits.

As part of the employment agreement, Mr. Martens agreed to a non-competition provision, prohibiting him from competing with the Company during his employment and for a period of 24 months thereafter. He also agreed to not solicit (a) the Company’s customers and suppliers or (b) its employees during his employment and for a period of 24 months thereafter.

His employment agreement also states that Mr. Martens’ will receive an agreement providing employment protection in the event of a change in control of the Company. Accordingly, the Company and Mr. Martens’ entered into a Change in Control Agreement dated as of April 16, 2009 (the “CIC Agreement”). The CIC Agreement will terminate upon the earlier of (i) April 15, 2011, unless a change in control event occurs on or before such date, or (ii) 24 months following the date of a change in control event. Pursuant to the CIC Agreement, he will be entitled to the following payments if the Company terminates his employment other than for cause, or if he resigns for good reason, within 24 months after a change in control event:

•	a lump sum cash amount equal to two times the sum of (1) his annual base salary plus (2) his target short term incentive opportunity for the calendar year in which the change in control occurs; the lump sum cash amount will be reduced by the amount of severance payments, if any, paid or payable to him other than pursuant to the CIC Agreement to avoid duplication of payments;

•	other benefits described in the CIC Agreement including a lump sum payment to assist him with post-employment medical continuation coverage, life insurance benefits, and retirement benefits; and

•	a “gross-up” reimbursement for any excise tax liability imposed by Section 4999 of the Internal Revenue Code.

Such payments shall not be made if his employment terminates because of death, disability, or retirement.

Agreement with Steven Fisher

We entered into an employment agreement with Mr. Fisher dated January 17, 2006. He currently serves as our Senior Vice President and Chief Financial Officer (effective May 16, 2007) with a base salary of $450,000 in fiscal 2009. Mr. Fisher is eligible for all of our executive long-term and short-term incentive plans and is entitled to certain executive perquisites. He is also eligible for our broad-based employee benefit and health plans.

Agreement with Arnaud de Weert

Mr. de Weert became our Senior Vice President and President of Novelis Europe effective May 1, 2006. Pursuant to his employment agreement, he was entitled to a base salary of $587,250 in fiscal 2009 (435,000 Euros converted to U.S. Dollars at the March 31, 2009 exchange rate of 1.35 U.S. Dollars per Euro) and was eligible for short-term and long-term incentives. Mr. de Weert also participated in our broad-based employee benefit programs and received other executive perquisites. We also agreed to reimburse Mr. de Weert for certain expenses that he may have incurred in connection with his relocation to Zurich. Mr. de Weert’s agreement also provided for a minimum of twelve months severance upon his involuntary termination of employment.

On June 8, 2009, the Company announced that Antonio Tadeu Coelho Nardocci was named President, Novelis Europe, effective immediately. Mr. Nardocci succeeds Arnaud de Weert, who is leaving the company on August 31, 2009 to pursue new opportunities.

Agreement with Jean-Marc Germain

We entered into an employment agreement with Mr. Germain dated April 28, 2008. He currently serves as our Senior Vice President and President of Novelis North America (effective May 15, 2008) with a base salary of $325,000 in fiscal 2009. Mr. Germain is eligible for all of our executive long-term and short-term incentive plans and is entitled to certain executive perquisites. Mr. Germain’s agreement provides for eighteen months severance upon his involuntary termination except for cause. He is also eligible for certain tuition reimbursements for the education of his children through the end of the 2009 — 2010 school year. He is also eligible for our broad-based employee benefit and health plans.

Agreement with Thomas Walpole

We entered into an employment agreement with Mr. Walpole effective as of February 1, 2007, pursuant to which he serves as our Senior Vice President and President of Novelis Asia with a base salary of $285,000 in fiscal 2009. Under his agreement, Mr. Walpole is entitled to an expatriate premium and relocation allowance, each in amount equal to 10% of his base salary (net after tax). Mr. Walpole is also eligible for our executive long-term and short-term incentive plans and certain executive perquisites as well as our broad-based employee benefit and health plans. During the term of his Korean assignment, Mr. Walpole is provided with a fully furnished home which is paid for by Novelis Korea Limited and is entitled to be reimbursed for one personal trip to the United States during the year for himself and his family members.

Change in Control Agreements

We entered into change in control agreements on September 26, 2006 with all of our named executive officers, except for Mr. Germain. These agreements expired on May 15, 2009. We entered into new, and similar, agreements with Messrs. Fisher, Germain and Walpole on June 25, 2009.

Long-term Incentive Plan (LTIP) — FY 2009 — FY 2012

On June 19, 2008, the board of directors approved the Novelis Long-Term Incentive Plan for Fiscal Years 2009 — 2012 (2009 LTIP). The 2009 LTIP has been designed to provide a clear line of sight for participants to company performance as measured by the increase in the price of Hindalco shares.

Awards under the 2009 LTIP will consist of stock appreciation rights (SARs), with the value of one SAR equivalent to the increase in value of one Hindalco share. The SARs will vest 25% each year for four years, subject to performance criteria being fulfilled. The performance criterion will be based on Operating EBIDTA performance for Novelis each year. The vesting threshold will be 75% performance versus target each year, at which point 75% of SARs due that year, would vest. There would be a straight line vesting up to 100% of performance. After the SARs have vested, they can be exercised anytime by the employee. The upside so realized would be dependent on the stock price of Hindalco at the time of exercise; however, the upside would be restricted to a maximum of 2.5 times the proportionate target opportunity if the SARs are exercised within one year of vesting. The maximum will be 3 times for SARs exercised more than one year after vesting.

In the event a participant resigns, unvested SARs will lapse and vested SARs must be exercised within 90 days. If an employee retires more than one year from the date of grant, SARs will continue to vest and must be exercised no later than the third anniversary of retirement. In the event of death or disability, there will be immediate vesting of all SARs with one year to exercise. Upon a change in control, there would be immediate vesting and cash-out of SARs.

The following table presents the 2009 LTIP target amounts for our principal executive officer, principal financial officer, and our named executive officers.

Name	LTIP Target

Martha Finn Brooks	$2,231,000
Steven Fisher	$500,000
Arnaud de Weert	$500,000
Jean-Marc Germain	$500,000
Thomas Walpole	$350,000

Option Exercises and Stock Vested in 2009

The table below sets forth the information regarding stock options that were exercised or were cancelled and paid out during fiscal 2009 and stock awards that vested and were paid out during fiscal 2009.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares
	Acquired	Realized	Acquired	Value Realized
	on Exercise or	on Exercise or	on Vesting or	on Vesting or
Name	Cancellation	Cancellation	Cancellation(A)	Cancellation

Martha Finn Brooks	—	$—	14,200	$638,006
Steven Fisher	—	$—	2,850	$128,051
Arnaud de Weert	—	$—	4,100	$184,213
Jean-Marc Germain	—	$—	2,700	$121,311
Thomas Walpole	—	$—	3,500	$157,255

(A)	Represents values for Recognition Awards.

Outstanding Equity Awards as of March 31, 2009

	SAR Awards
	Number of
	Securities
	Underlying	Number of
	Unexercised	Securities Underlying
	SARs	Unexercised SARs		SAR Exercise	SAR
Name	Exercisable	Unexercisable		Price(A)	Expiration Date

Martha Finn Brooks	—	2,939,954	(B)	$1.16	June 19, 2015
Steven Fisher	—	658,887		$1.16	June 19, 2015
Arnaud de Weert	—	658,887		$1.16	June 19, 2015
Jean-Marc Germain	—	658,887		$1.16	June 19, 2015
Thomas Walpole	—	461,221		$1.16	June 19, 2015

(A)	SARs issued are payable in cash based on the stock performance of Hindalco Industries Limited, listed on the National Stock Exchange in Mumbai, India. Novelis is a subsidiary of Hindalco Industries Limited. The Exercise price of 60.5 Indian Rupees converted to US$ based on an exchange rate of 1US$=INR 52.17 which was the closing exchange rate on March 31, 2009.

(B)	Ms Brooks terminated her services with the Company effective May 8, 2009 and an additional 2,939,954 SARs granted to her were forfeited / cancelled.

Pension Benefits in Fiscal 2009

The table below sets forth information regarding the present value as of March 31, 2009 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified). U.S. executives who were hired on or after January 1, 2005 are not eligible to participate in our defined benefit pension plans.

		Number of	Present		Payments
		Years	Value of		During
		Credited	Accumulated		Last
Name	Plan Name(A)	Service	Benefit(B)		Fiscal Year

Martha Finn Brooks	Novelis Pension Plan	6.667	$125,445		$—
	Novelis SERP	6.667	744,392	(C)	—
Steven Fisher	Not eligible	—	$—		$—
Arnaud de Weert	Pensionskasse Alcan Schweiz	2.917	$55,659		$—
Jean-Marc Germain	Novelis Pension Plan	2.25	$27,726		$—
	Novelis SERP	2.25	19,814		—
Thomas Walpole	Novelis Pension Plan	29.833	$766,967		$—
	Novelis SERP	29.833	592,814		—

(A)	See Compensation Discussion and Analysis — Elements of Our Compensation, Employee Benefits for a discussion of these plans.

(B)	See Note 15 to our audited consolidated financial statements for the year ended March 31, 2009, for a discussion of the assumptions used in the calculation of these amounts.

(C)	Includes an amount of $126,589 as the present value of accumulated benefit under the Cummins Minimum Pension Guarantee as outlined as part of Ms. Brooks’ employment agreement.

The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65:

	Years of Service
	10	15	20	25	30	35

U.S. Pension Plan	17%	25%	34%	42%	51%	59%
Swiss Pension Scheme	18%	27%	36%	45%	54%	63%

Potential Payments Upon Termination or Change in Control

This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, at March 31, 2009, upon voluntary or involuntary termination of employment. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular pension benefits under our qualified and non-qualified defined benefit plans; normal distribution of account balances under our qualified and non-qualified defined contribution plans; or normal retirement, death or disability benefits.

	Martha Finn Brooks(A)
					Termination by
					us Without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with
	Termination by	Termination by	us Without		Change in		Death or
Type of Payment	Executive	us for Cause	Cause		Control		Disability

Short-Term Incentive Pay(B)	$825,000	$—	$825,000		$825,000		$825,000
Long-Term Incentive Plan(C)	—	—	—		—		—
Severance	—	—	1,500,000	(D)	3,150,000	(E)	—
Retirement plans	—	—	—		390,861	(F)	—
Lump sum cash payment for continuation of health coverage	—	—	—		49,948	(G)	—
Continued group life insurance coverage	—	—	—		4,997	(H)	—

Total	$825,000	$—	$2,325,000		$4,420,806		$825,000

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $57,692 at March 31, 2009). Ms. Brooks was not eligible for retirement on March 31, 2009.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2008 through March 31, 2009.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2009.

(D)	This amount is equal to 200% of executive’s annual base salary and would be paid pursuant to the executive’s Employment Agreement.

(E)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(F)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2009.

(G)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at March 31, 2009, grossed up for applicable taxes using an assumed tax rate of 40%.

(H)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

	Steven Fisher(A)
					Termination by
					us Without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with
	Termination by	Termination by	us Without		Change in		Death or
Type of Payment	Executive	us for Cause	Cause		Control		Disability

Short-Term Incentive Pay(B)	$337,500	$—	$337,500		$337,500		$337,500
Long-Term Incentive Plan(C)	—	—	—		—		—
Severance	—	—	56,250	(D)	1,575,000	(E)	—
Retirement plans	—	—	—		100,800	(F)	—
Lump sum cash payment for continuation of health coverage	—	—	—		49,948	(G)	—
Continued group life insurance coverage	—	—	—		1,432	(H)	—

Total	$337,500	$—	$393,750		$2,064,680		$337,500

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $34,615 at March 31, 2009). Mr. Fisher was not eligible for retirement on March 31, 2009.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2008 through March 31, 2009.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2009.

(D)	This amount is equal to the benefit payable under the Novelis Severance Pay Plan.

(E)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(F)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement.

(G)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 24 months times the COBRA premium rate in effect at March 31, 2009, grossed up for applicable taxes using an assumed tax rate of 40%.

(H)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

	Arnaud de Weert(A)
					Termination by
					us Without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with
	Termination by	Termination by	us Without		Change in		Death or
Type of Payment	Executive	us for Cause	Cause		Control		Disability

Short-Term Incentive Pay(B)	$367,031	$—	$367,031		$367,031		$367,031
Long-Term Incentive Plan(C)	—	—	—		—		—
Severance	—	—	685,125	(D)	1,908,563	(E)	—
Retirement plans	—	—	—		213,793	(F)	—

Total	$367,031	$—	$1,052,156		$2,489,387		$367,031

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $45,173 at March 31, 2009). Mr. de Weert was not eligible for retirement on March 31, 2009.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2008 through March 31, 2009.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2009.

(D)	This amount is equal to 14 months of executive’s annual base salary and would be paid pursuant to the executive’s Employment Agreement.

(E)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(F)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2009.

	Jean-Marc Germain(A)
					Termination by
					us Without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with
	Termination by	Termination by	us Without		Change in	Death or
Type of Payment	Executive	us for Cause	Cause		Control	Disability

Short-Term Incentive Pay(B)	$195,000	$—	$195,000		$—	$195,000
Long-Term Incentive Plan(C)	—	—	—		—	—
Severance	—	—	780,000	(D)	—	—
Retirement plans	—	—	—		—	—
Continued group life insurance coverage	—	—	—		—	—

Total	$195,000	$—	$975,000		$—	$195,000

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $25,000 at March 31, 2009). Mr. Germain was not eligible for retirement on March 31, 2009.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2008 through March 31, 2009.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2009.

(D)	This amount is equal to 18 months of executive’s annual base salary and target bonus and would be paid pursuant to the executive’s Employment Agreement.

	Thomas Walpole(A)
					Termination by
					us Without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with		Retirement
	Termination by	Termination by	us Without		Change in		Death or
Type of Payment	Executive	us for Cause	Cause		Control		Disability

Short-Term Incentive Pay(B)	$156,750	$—	$156,750		$156,750		$156,750
Long-Term Incentive Plan(C)	—	—	—		—		—
Severance	—	—	486,875	(D)	883,500	(E)	—
Retirement plans	—	—	—		270,619	(F)	—
Continued group life insurance coverage	—	—	—		2,352	(G)	—

Total	$156,750	$—	$643,625		$1,313,221		$156,750

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $21,923 at March 31, 2009). Mr. Walpole was eligible for retirement on March 31, 2009.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2008 through March 31, 2009.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2009.

(D)	This amount is equal to the benefit payable under the Novelis Severance Pay Plan.

(E)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(F)	This amount is equal to the present value of two additional years of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2009.

(G)	The executive’s Change in Control Agreement provides that the executive will be entitled to two additional years of coverage under our group life insurance plan.

Director Compensation — for Directors for the Period April 1, 2008 through March 31, 2009

The Chair of our board of directors is entitled to receive cash compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if he is a member of our Audit Committee. Directors’ fees are paid in quarterly installments.

On July 8, 2008, our Chairman of the board, Mr. Birla, informed the company that due to current and foreseeable business conditions, he was foregoing the payment of his Novelis director fees until further notice. On November 5, 2008, Mr. Stewart informed the board that he was also foregoing his Novelis director fees with effective date of July 1, 2008 until further notice. All directors, however, will continue to receive reimbursement for out-of-pocket expenses associated with attending board and committee meetings. The table below sets forth the total compensation received by our non-employee directors for the year ended March 31, 2009.

Fees Earned
Name	or Paid in Cash

Kumar Mangalam Birla	$62,500
D. Bhattacharya	$155,000
Askaran K. Agarwala	$150,000
Clarence J. Chandran	$155,000
Donald A. Stewart	$—

Compensation Committee Interlocks and Insider Participation

In fiscal 2009, only Independent Directors served on the Committee. Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya and Mr. Askaran Agarwala. No member of our Committee had any relationship with us requiring disclosure under Item 404 of SEC Regulation S-K. During fiscal 2008, none of our executive officers served as:

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

In accordance with our Audit Committee charter, our Audit Committee is responsible for reviewing the terms of our Code of Conduct for the Board of Directors and Senior Managers, which includes disclosure requirements applicable to our senior managers and our directors relating to conflicts of interest. Accordingly, the Audit Committee is responsible for reviewing and approving the terms and conditions of all transactions that involve the Company, one of our directors or executive officers or any of their immediate family members. On February 11, 2009, the Board of Directors authorized us to enter into an unsecured credit facility of $100 million with a scheduled maturity date of January 15, 2015 from a company affiliated with the Aditya Birla group. Our Chairman, Kumar Mangalam Birla, also serves as Chairman of the Aditya Birla group; thus, we consider the unsecured credit facility to be a related party transaction. We have not entered into any other related party transactions since March 31, 2008 that meet the requirements for disclosure in this Annual Report on Form 10-K.

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

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005. The following table shows fees and expenses paid to PricewaterhouseCoopers LLP for services rendered:

•	for the year ended March 31, 2009 and

•	for the periods from (a) January 1, 2007 through March 31, 2007; (b) April 1, 2007 through May 15, 2007; and (c) May 16, 2007 through March 31, 2008

		For the Periods
		January 1, 2007-
		March 31, 2007;
		April 1, 2007-
	Year Ended	May 15, 2007;
	March 31,	and May 16, 2007-
	2009	March 31, 2008

Audit fees(1)	$6,381,200	$8,203,000
Audit-Related Fees(2)	40,300	176,000
Tax Fees(3)	1,092,100	602,000
All Other Fees(4)	41,500	4,500

Total	$7,555,100	$8,985,500

(1)	Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.

(2)	Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These services include employee benefit plan audits and consultations concerning anticipated transactions.

(3)	Represent fees for services related to transfer pricing studies and review of our U.S. tax returns.

(4)	Represent fees for an on-line research tool and review of an accounting system implementation.

Pre-Approval of Audit and Permissible Non-Audit Services

The charter of the Audit Committee provides that the Committee is responsible for the pre-approval of all audit and permissible non-audit services to be performed by the independent auditors. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. The policy gives detailed guidance to management as to the specific services that are eligible for general pre-approval and provides specific cost limits for certain services on an annual basis. Pursuant to the policy and the Audit Committee charter, the Audit Committee has granted to its chairman the authority to address any requests for pre-approval of individual services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statement Schedules

None.

2.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
4.2	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 13, 2007 (File No. 001-32312))
4.3	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
4.4	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 71/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 filed on August 3, 2005 (File No. 333-127139))
4.6	Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))
4.7	Supplemental Indenture, among the Company, Novelis No. 1 Limited Partnership, and the Bank of New York Trust Company, N.A., as trustee, dated as of May 14, 2007.
4.8	Supplemental Indenture, among the Company, Novelis Luxembourg SA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 29, 2008.
4.9	Supplemental Indenture, among the Company, Bellona-Trading Internacional, Sociedade Unipessoal, LDA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of June 26, 2008.
4.10	Supplemental Indenture, among the Company, Novelis Services Limited, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of July 10, 2008.
4.11	Supplemental Indenture, among the Company, Novelis PAE SAS, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of September 16, 2008.

Exhibit
No.		Description

10.1		$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))
10.2		$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))
10.3		Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))
10.4		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))
10.5		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))
10	.6**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.7**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.9**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.10*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form 10-12B filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))

Exhibit
No.		Description

10	.11*	Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))
10	.12*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.13*	Employment Agreement of Antonio Tadeu Coelho Nardocci dated as of November 8, 2004 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.14*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006 (File No. 001-32312))
10	.15*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.16*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.17*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.18*	Form of Amendment to Recognition Agreements (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.19*	Form of SAR Award (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.20*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.21*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.22*	Form of Novelis Long-Term Incentive Plan for Fiscal 2008-2010 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10.23		Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))
10.24		Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007(File No. 001-32312))
10	.25*	Form of Amended and Restated Novelis Founders Performance Awards Plan dated March 14, 2006 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on March 20, 2006 (File No. 001-32312))
10	.26*	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to our Current Report on Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.27*	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 21, 2006 (File No. 001-32312))
10	.28*	Novelis Founders Performance Award Notification for Thomas Walpole dated March 31, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.29*	Novelis Founders Performance Award Notification for Antonio Tadeu Coelho Nardocci dated March 31, 2005 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))

Exhibit
No.		Description

10	.30*	Form of Novelis Annual Incentive Plan for 2007 — 2008 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.31*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10	.32*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10	.33*	Employment Agreement of Alexandre Moreira Martins de Almeida dated as of August 8, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-32312))
10	.35*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))
10	.36*	Employment Agreement of Philip Martens, dated as of April 11, 2009.
10.37		Joinder Agreement, among Novelis No. 1 Limited Partnership, its Subsidiaries listed on the Pledge and Security Agreement dated as of January 7, 2005, and Citicorp North America, Inc., as administrative agent, dated as of May 14, 2007.
10.38		Joinder Agreement, among Novelis PAE S.A.S. and UBS AG, Stamford Branch, as administrative agent and collateral agent, dated as of September 12, 2008.
10.39		Joinder Agreement, among Novelis PAE S.A.S. and LaSalle Business Credit, LLC, as funding agent, dated as of September 12, 2008.
10.40		Joinder Agreement, among Bellona-Trading Internacional, Sociedad Unipessoal, LDA and UBS AG, Stamford Branch, as administrative agent and as collateral agent, dated as of June 11, 2008.
10.41		Joinder Agreement, among Novelis Services Limited, UBS AG, Stamford Branch, as administrative agent and as collateral agent, and LaSalle Business Credit, LLC, as funding agent and as collateral agent, dated as of July 16, 2008.
11.1		Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data -- Note 19 -- Earnings per Share to the Consolidated and Combined Financial Statements. (File No. 001-32312))
21.1		List of subsidiaries of Novelis Inc.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.

By:	/s/ Philip Martens
Name:     Philip Martens

Title:	President and Chief Operating Officer

Date: June 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip Martens Philip Martens	(Principal Executive Officer)	Date: June 29, 2009

/s/ Steven Fisher Steven Fisher	(Principal Financial Officer)	Date: June 29, 2009

/s/ Robert Nelson Robert Nelson	(Principal Accounting Officer)	Date: June 29, 2009

/s/ Kumar Mangalam Birla Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: June 29, 2009

/s/ Askaran Agarwala Askaran Agarwala	(Director)	Date: June 29, 2009

/s/ Debnarayan Bhattacharya Debnarayan Bhattacharya	(Director)	Date: June 29, 2009

/s/ Clarence J. Chandran Clarence J. Chandran	(Director)	Date: June 29, 2009

/s/ Donald A. Stewart Donald A. Stewart	(Director)	Date: June 29, 2009

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
4.2	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 13, 2007 (File No. 001-32312))
4.3	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
4.4	Indenture, relating to the Notes, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 filed on August 3, 2005 (File No. 333-127139))
4.6	Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))
4.7	Supplemental Indenture, among the Company, Novelis No. 1 Limited Partnership, and the Bank of New York Trust Company, N.A., as trustee, dated as of May 14, 2007.
4.8	Supplemental Indenture, among the Company, Novelis Luxembourg SA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 29, 2008.
4.9	Supplemental Indenture, among the Company, Bellona-Trading Internacional, Sociedade Unipessoal, LDA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of June 26, 2008.
4.10	Supplemental Indenture, among the Company, Novelis Services Limited, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of July 10, 2008.
4.11	Supplemental Indenture, among the Company, Novelis PAE SAS, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of September 16, 2008.
10.1	$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))

Exhibit
No.		Description

10.2		$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))
10.3		Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))
10.4		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))
10.5		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 9, 2007) (File No. 001-32312))
10	.6**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.7**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.9**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.10*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form 10-12B filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.11*	Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))
10	.12*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.13*	Employment Agreement of Antonio Tadeu Coelho Nardocci dated as of November 8, 2004 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))

Exhibit
No.		Description

10	.14*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006 (File No. 001-32312))
10	.15*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.16*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.17*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.18*	Form of Amendment to Recognition Agreements (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.19*	Form of SAR Award (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.20*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.21*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.22*	Form of Novelis Long-Term Incentive Plan for Fiscal 2008-2010 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10.23		Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))
10.24		Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007(File No. 001-32312))
10	.25*	Form of Amended and Restated Novelis Founders Performance Awards Plan dated March 14, 2006 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on March 20, 2006 (File No. 001-32312))
10	.26*	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to our Current Report on Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.27*	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 21, 2006 (File No. 001-32312))
10	.28*	Novelis Founders Performance Award Notification for Thomas Walpole dated March 31, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.29*	Novelis Founders Performance Award Notification for Antonio Tadeu Coelho Nardocci dated March 31, 2005 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.30*	Form of Novelis Annual Incentive Plan for 2007 — 2008 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))
10	.31*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10	.32*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

Exhibit
No.		Description

10	.33*	Employment Agreement of Alexandre Moreira Martins de Almeida dated as of August 8, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-32312))
10	.35*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))
10	.36*	Employment Agreement of Philip Martens, dated as of April 11, 2009.
10.37		Joinder Agreement, among Novelis No. 1 Limited Partnership, its Subsidiaries listed on the Pledge and Security Agreement dated as of January 7, 2005, and Citicorp North America, Inc., as administrative agent, dated as of May 14, 2007.
10.38		Joinder Agreement, among Novelis PAE S.A.S. and UBS AG, Stamford Branch, as administrative agent and collateral agent, dated as of September 12, 2008.
10.39		Joinder Agreement, among Novelis PAE S.A.S. and LaSalle Business Credit, LLC, as funding agent, dated as of September 12, 2008.
10.40		Joinder Agreement, among Bellona-Trading Internacional, Sociedad Unipessoal, LDA and UBS AG, Stamford Branch, as administrative agent and as collateral agent, dated as of June 11, 2008.
10.41		Joinder Agreement, among Novelis Services Limited, UBS AG, Stamford Branch, as administrative agent and as collateral agent, and LaSalle Business Credit, LLC, as funding agent and as collateral agent, dated as of July 16, 2008.
11.1		Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data -- Note 19 -- Earnings per Share to the Consolidated and Combined Financial Statements. (File No. 001-32312))
21.1		List of subsidiaries of Novelis Inc.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.