Form 10-Q
period 2009-06-30
Novelis Inc.
filed 2009-08-03
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of July 31, 2009, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months Ended
	June 30,
	2009	2008

Net sales	$1,960	$3,103

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,533	2,831
Selling, general and administrative expenses	78	84
Depreciation and amortization	100	116
Research and development expenses	8	12
Interest expense and amortization of debt issuance costs	43	45
Interest income	(3)	(5)
Gain on change in fair value of derivative instruments, net	(72)	(65)
Restructuring charges, net	3	(1)
Equity in net loss of non-consolidated affiliates	10	2
Other (income) expenses, net	(13)	23

	1,687	3,042

Income before income taxes	273	61
Income tax provision	112	35

Net income	161	26
Net income attributable to noncontrolling interests	18	2

Net income attributable to our common shareholder	$143	$24

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	June 30,	March 31,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$237	$248
Accounts receivable (net of allowances of $3 and $2 as of June 30, 2009 and March 31, 2009)
— third parties	1,154	1,049
— related parties	19	25
Inventories	813	793
Prepaid expenses and other current assets	50	51
Fair value of derivative instruments	111	119
Deferred income tax assets	125	216

Total current assets	2,509	2,501
Property, plant and equipment, net	2,795	2,799
Goodwill	582	582
Intangible assets, net	781	787
Investment in and advances to non-consolidated affiliates	740	719
Fair value of derivative instruments, net of current portion	58	72
Deferred income tax assets	5	4
Other long-term assets
— third parties	87	80
— related parties	23	23

Total assets	$7,580	$7,567

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$45	$51
Short-term borrowings	237	264
Accounts payable
— third parties	785	725
— related parties	52	48
Fair value of derivative instruments	338	640
Accrued expenses and other current liabilities	507	516
Deferred income tax liabilities	—	—

Total current liabilities	1,964	2,244
Long-term debt, net of current portion
— third parties	2,416	2,417
— related parties	94	91
Deferred income tax liabilities	495	469
Accrued postretirement benefits	517	495
Other long-term liabilities	356	342

Total liabilities	5,842	6,058

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of June 30, 2009 and March 31, 2009	—	—
Additional paid-in capital	3,497	3,497
Accumulated deficit	(1,787)	(1,930)
Accumulated other comprehensive loss	(86)	(148)

Total equity of our common shareholder	1,624	1,419
Noncontrolling interests	114	90

Total equity	1,738	1,509

Total liabilities and equity	$7,580	$7,567

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Three Months Ended
	June 30,
	2009	2008

OPERATING ACTIVITIES
Net income	$161	$26
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	100	116
Gain on change in fair value of derivative instruments, net	(72)	(65)
Deferred income taxes	98	10
Write-off and amortization of fair value adjustments, net	(51)	(64)
Equity in net loss of non-consolidated affiliates	10	2
Foreign exchange remeasurement of debt	(7)	—
Other, net	2	1
Changes in assets and liabilities:
Accounts receivable	(80)	(339)
Inventories	11	(129)
Accounts payable	31	74
Other current assets	3	(29)
Other current liabilities	29	(5)
Other noncurrent assets	(9)	8
Other noncurrent liabilities	32	43

Net cash provided by (used in) operating activities	258	(351)

INVESTING ACTIVITIES
Capital expenditures	(24)	(33)
Proceeds from sales of assets	3	1
Changes to investment in and advances to non-consolidated affiliates	3	6
Proceeds from related party loans receivable, net	6	8
Net proceeds (outflows) from settlement of derivative instruments	(223)	34

Net cash provided by (used in) investing activities	(235)	16

FINANCING ACTIVITIES
Proceeds from issuance of debt, related parties	3	—
Principal payments	(12)	(4)
Short-term borrowings, net	(33)	313
Dividends, noncontrolling interest	(1)	—

Net cash provided by (used in) financing activities	(43)	309

Net decrease in cash and cash equivalents	(20)	(26)
Effect of exchange rate changes on cash balances held in foreign currencies	9	(4)
Cash and cash equivalents — beginning of period	248	326

Cash and cash equivalents — end of period	$237	$296

Supplemental disclosures of cash flow information:
Interest paid	$18	$17
Income taxes paid (refunded)	$(7)	$55

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(In millions, except number of shares)

	Equity of our common shareholder
				Retained	Accumulated
			Additional	Earnings	Other	Non-
	Common Stock		Paid-in	(Accumulated	Comprehensive	controlling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Interests	Equity

Balance as of March 31, 2009	77,459,658	$—	$3,497	$(1,930)	$(148)	$90	$1,509
Net income attributable to our common shareholder	—	—	—	143	—	—	143
Net income attributable to noncontrolling interests	—	—	—	—	—	18	18
Currency translation adjustment, net of tax	—	—	—	—	53	7	60
Change in fair value of effective portion of hedges, net of tax	—	—	—	—	7	—	7
Postretirement benefit plans:
Change in pension and other benefits, net of tax	—	—	—	—	2	—	2
Noncontrolling interests cash dividends	—	—	—	—	—	(1)	(1)

Balance as of June 30, 2009	77,459,658	$—	$3,497	$(1,787)	$(86)	$114	$1,738

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In millions)

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income	$143	$18	$161	$24	$2	$26

Other comprehensive income (loss):
Currency translation adjustment	50	7	57	10	(2)	8
Change in fair value of effective portion of hedges, net	11	—	11	19	—	19
Postretirement benefit plans:
Change in pension and other benefits	3	—	3	—	—	—

Other comprehensive income (loss) before income tax effect	64	7	71	29	(2)	27
Income tax provision related to items of other comprehensive income (loss)	2	—	2	8	—	8

Other comprehensive income (loss), net of tax	62	7	69	21	(2)	19

Comprehensive income	$205	$25	$230	$45	$—	$45

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. References herein to “Rio Tinto Alcan” refer to Rio Tinto Alcan Inc.

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the beverage and food can, transportation, construction and industrial, and foil products markets. As of June 30, 2009, we had operations on four continents: North America; Europe; Asia and South America, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities that supply our rolling plants in Brazil.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the United States Securities and Exchange Commission (SEC) on June 29, 2009. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. Further, in connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued FASB Statement No. 165 “Subsequent Events” (FASB 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 3, 2009, the date these financial statements were issued.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairments of long lived assets, intangible assets and equity investments; (4) actuarial assumptions related to pension and other postretirement benefit plans; (5) income tax reserves and valuation allowances and (6) assessment of loss contingencies, including environmental and litigation reserves.

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

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the three months ended June 30, 2009.

We adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASB 160). FASB 160 establishes accounting and reporting standards that require: (i) the ownership interest

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

in subsidiaries held by parties other than the parent to be clearly identified and presented in the condensed consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of condensed consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the condensed consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. We adopted FASB 160 effective April 1, 2009, and applied this standard prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of FASB 160 did not have a significant impact on our condensed consolidated financial statements.

We adopted FASB Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB Opinion 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Staff Position No. 115-2 (FSP FAS 115-2) and FASB Staff Position No. 124-2 (FSP FAS 124-2), Recognition of Other-than-Temporary-Impairments. FSP FAS No. 115-2 and FSP FAS No. 124-2 amends the other-than-temporary impairment guidance in GAAP for debt and equity securities. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Statement No. 141 (Revised), Business Combinations (FASB 141(R)) which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will apply this new standard prospectively to business combinations occurring after March 31, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB 141(R) amends certain provisions of FASB 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB 141(R) would also apply the provisions of FASB 141(R). This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS No. 141(R)-1). This pronouncement amends FASB 141(R) to clarify the initial and subsequent recognition, subsequent accounting, and disclosure

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with FASB 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. As the provisions of FSP FAS No. 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on condensed consolidated financial position, results of operations and cash flows cannot be determined until the transactions occur.

We adopted the Emerging Issues Task Force (EITF) Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-6 address questions that have arisen about the application of the equity method of accounting for investments acquired after the effective date of both FASB 141(R) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. EITF 08-06 clarifies how to account for certain transactions involving equity method investments. EITF 08-6 is effective on a prospective basis. This standard had no impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of June 30, 2009, as adoption is not required until future reporting periods.

In June 2009, the FASB issued statement No. 167, Amendments to FASB Interpretation No. 46(R) (FASB 167). FASB 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)), as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) clarify questions about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. FASB 167 will be effective for fiscal years ending after November 15, 2009. We do not anticipate this standard will have any impact on our consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP No. 132(R)-1). FSP No. 132(R)-1 requires that an employer disclose the following information about the fair value of plan assets: (1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of FSP No. 132(R)-1 would not be required for earlier periods that are presented for comparative purposes. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

2.	RESTRUCTURING PROGRAMS

There were no new restructuring actions initiated during the three months ended June 30, 2009. Restructuring charges, net of $3 million on the condensed consolidated statement of operations for the three months ended June 30, 2009 consisted of the following (1) $2 million write down of parts and supplies related to our Rogerstone facility and (2) approximately $1 million in other items at other European facilities. The $2 million write down is not included in the table below as it was reflected as a reduction to the appropriate balance sheet accounts. The following table summarizes our restructuring accrual activity by region (in millions).

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves

Balance as of March 31, 2009	$61	$16	$—	$2	$1	$80
Three Months Ended June 30, 2009 Activity:
Provisions (recoveries), net	1	—	—	—	—	1
Cash payments	(13)	(3)	—	(1)	—	(17)
Adjustments — other(A)	7	—	—	—	—	7

Balance as of June 30, 2009	$56	$13	$—	$1	$1	$71

(A)	Consists of the impact of exchange rates on restructuring balances.

Europe

Restructuring charges for the three months ended June 30, 2009 consist of approximately $1 million in additional severance and other exit costs for our plants in Rogerstone, Rugles and Ohle plants. For the quarter ended June 30, 2009, we made $8 million in severance payments, $4 million in payments for environmental remediation and approximately $1 million of other payments related primarily to contract terminations.

North America

For the quarter ended June 30, 2009, we made $3 million in severance payments related to the voluntary and involuntary separation programs initiated in the third quarter of fiscal 2009.

South America

For the quarter ended June 30, 2009, we made $1 million in severance payments.

3.	INVENTORIES

Inventories consist of the following (in millions).

	June 30,	March 31,
	2009	2009

Finished goods	$203	$215
Work in process	326	296
Raw materials	199	207
Supplies	88	79

	816	797
Allowances	(3)	(4)

Inventories	$813	$793

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

4.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We have a variable interest in the Logan Aluminum, Inc. (Logan). Based upon a previous restructuring program, Novelis acquired the right to use the excess capacity at Logan. To utilize this capacity, we installed and have sole ownership of a cold mill at the Logan facility which enabled us to have the ability to take the majority share of production and costs. These facts qualify Novelis as Logan’s primary beneficiary. As a result, this entity is consolidated pursuant to FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (FIN 46(R)) in all periods presented. All significant intercompany transactions and balances have been eliminated.

The following table summarizes the carrying value and classification on our condensed consolidated balance sheets of assets and liabilities owned by the Logan joint venture and consolidated under FIN 46(R) (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture.

	June 30,	March 31,
	2009	2009

Current assets	$66	$64
Total assets	$126	$124
Current liabilities	$(34)	$(35)
Total liabilities	$(137)	$(135)
Net carrying value	$(11)	$(11)

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

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

	Three Months Ended
	June 30,
	2009	2008

Net sales	$113	$157
Costs, expenses and provisions for taxes on income	116	142

Net income (loss)	$(3)	$15

We recognized $8 million and $9 million of incremental depreciation and amortization expense, net of tax on our equity method investments due to the Arrangement for the three months ended June 30, 2009 and 2008, respectively. We recorded a tax benefit of $4 million and $5 million associated with the incremental depreciation and amortization for the three months ended June 30, 2009 and 2008, respectively.

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. We earned less than $1 million of interest income on a loan due from Aluminium

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Norf GmbH during each of the periods presented in the table below. The following table describes the nature and amounts of significant transactions that we had with these non-consolidated affiliates (in millions).

	Three Months Ended
	June 30,
	2009	2008

Purchases of tolling services and electricity
Aluminium Norf GmbH(A)	$56	$74
Consorcio Candonga(B)	1	3

Total purchases from related parties	$57	$77

(A)	We purchase tolling services from Aluminium Norf GmbH.

(B)	We obtain electricity from Consorcio Candonga for our operations in South America.

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances with these non-consolidated affiliates.

	June 30,	March 31,
	2009	2009

Accounts receivable(A)	$19	$25
Other long-term receivables(A)	$23	$23
Accounts payable(B)	$52	$48

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

6.	DEBT

Debt consists of the following (in millions).

	June 30, 2009					March 31, 2009
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value

Third party debt:
Short term borrowings	2.81%		$237	$—	$237	$264	$—	$264
Novelis Inc.
7.25% Senior Notes, due February 2015	7.25%		1,124	45	1,169	1,124	47	1,171
Floating rate Term Loan Facility, due July 2014	2.60	%(C)	294	—	294	295	—	295
Novelis Corporation
Floating rate Term Loan Facility, due July 2014	2.60	%(C)	865	(52)	813	867	(54)	813
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 50 million)	7.50%		46	(3)	43	45	(3)	42
Capital lease obligation, due August 2011 (CHF 2 million)	2.49%		2	—	2	2	—	2
Novelis Korea Limited
Bank loan, due October 2010	4.09%		100	—	100	100	—	100
Bank loan, due February 2010 (Korean won (KRW) 50 billion)	3.76%		39	—	39	37	—	37
Bank loan, due May 2009 (KRW 10 billion)	7.47%		—	—	—	7	—	7
Other
Other debt, due December 2011 through December 2012	1.00%		1	—	1	1	—	1

Total debt — third parties			2,708	(10)	2,698	2,742	(10)	2,732
Less: Short term borrowings			(237)	—	(237)	(264)	—	(264)
Current portion of long tern debt			(54)	9	(45)	(59)	8	(51)

Long-term debt, net of current portion — third parties:			$2,417	$(1)	$2,416	$2,419	$(2)	$2,417

Related party debt
Novelis Inc.
Unsecured credit facility — related party, due January 2015	13.00%		$94	$—	$94	$91	$—	$91

(A)	Interest rates are as of June 30, 2009 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement and the debt exchange completed in the fourth quarter of fiscal 2009.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. Additional floating rate Term Loan with a face value of $220 million issued in March 2009 was recorded at a fair value of $165 million.

(C)	Excludes the effect of related interest rate swaps and the effect of accretion of fair value.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Senior Secured Credit Facilities

Our senior secured credit facilities consist of (1) a $1.16 billion seven year term loan facility maturing July 2014 (Term Loan facility) and (2) a $800 million five-year multi-currency asset-backed revolving credit line and letter of credit facility (ABL Facility). The senior secured credit facilities include customary affirmative and negative covenants. Under the ABL Facility, if our excess availability, as defined under the borrowing, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of June 30, 2009, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under the ABL Facility of $80 million. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.

Short-Term Borrowings and Lines of Credit

As of June 30, 2009, our short-term borrowings were $237 million consisting of (1) $226 million of short-term loans under the ABL Facility, (2) a $7 million short-term loan in Italy and (3) $4 million in bank overdrafts. As of June 30, 2009, $31 million of the ABL Facility was utilized for letters of credit and we had $299 million in remaining availability under the ABL Facility before covenant related restrictions. The weighted average interest rate on our total short-term borrowings was 2.81% and 2.75% as of June 30, 2009 and March 31, 2009, respectively.

As of June 30, 2009, we had an additional $71 million outstanding under letters of credit in Korea not included in the ABL Facility.

Interest Rate Swaps

As of June 30, 2009, we have interest rate swaps to fix the variable LIBOR interest rate on $920 million of our floating rate Term Loan facility. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities. Interest rates swaps related to $400 million at an effective weighted average interest rate of 4.0% expire March 31, 2010. In January 2009, we entered into two interest rate swaps to fix the variable LIBOR interest rate on an additional $300 million of our floating Term Loan facility at a rate of 1.49%, plus any applicable margin. These interest rate swaps are effective from March 31, 2009 through March 31, 2011. In April 2009, we entered into an additional $220 million interest rate swap at a rate of 1.97%, which is effective through April 30, 2012.

As of June 30, 2009, we have an interest rate swap in Korea on our $100 million bank loan through a 5.44% fixed rate KRW 92 billion ($92 million) loan. The interest rate swap expires in October 2010.

As of June 30, 2009 approximately 79% of our debt was fixed rate and approximately 21% was variable rate.

7.	SHARE-BASED COMPENSATION

Total compensation expense related to share-based awards was less than $1 million for both the three months ended June 30, 2009 and 2008.

Novelis Long-Term Incentive Plan

In June 2009, our board of directors authorized the Novelis Long-Term Incentive Plan FY 2010 — FY 2013 (2010 LTIP) covering the performance period from April 1, 2009 through March 31, 2013. The terms of the 2010 LTIP are the same as the Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) approved in June 2008. Under the 2010 LTIP, phantom stock appreciation rights (SARs) are to be granted to certain of our executive officers and key employees. The SARs will vest at the rate of 25% per year, subject to performance criteria (see below) and expire seven years from their grant date. Each SAR is to be settled in

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

cash based on the difference between the market value of one Hindalco share on the date of grant compared to the date of exercise, converted from Indian rupees to U.S. dollars at the time of exercise. The amount of cash paid would be limited to (i) 2.5 times the target payout if exercised within one year of vesting or (ii) 3 times the target payout if exercised after one year of vesting. The SARs do not transfer any shareholder rights in Hindalco to a participant. As of June 30, 2009, no SARs have been awarded under the 2010 LTIP.

The performance criterion for vesting is based on the actual overall Novelis operating earnings before interest, taxes, depreciation and amortization, as adjusted (adjusted Operating EBITDA) compared to the target adjusted Operating EBITDA established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target adjusted Operating EBITDA, at which point 75% of the SARs for that period would vest, with an equal pro rata amount of SARs vesting through 100% achievement of the target.

8.	POSTRETIREMENT BENEFIT PLANS

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$8	$10	$2	$2
Interest cost	14	15	3	3
Expected return on assets	(10)	(13)	—	—
Amortization — (gains) losses	3	—	—	—
Curtailment/settlement losses	—	1	—	(2)

Net periodic benefit cost	$15	$13	$5	$3

The expected long-term rate of return on plan assets is 6.7% in fiscal 2010.

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland, Malaysia and Brazil. We contributed the following amounts to all plans, including the Rio Tinto Alcan plans that cover our employees (in millions).

	Three Months Ended
	June 30,
	2009	2008

Funded pension plans	$3	$4
Unfunded pension plans	4	4
Savings and defined contribution pension plans	3	5

Total contributions	$10	$13

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

During the remainder of fiscal 2010, we expect to contribute an additional $42 million to our funded pension plans, $10 million to our unfunded pension plans and $12 million to our savings and defined contribution plans.

9.	CURRENCY (GAINS) LOSSES

The following currency (gains) losses are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended
	June 30,
	2009	2008

Net gain on change in fair value of currency derivative instruments(A)	$(22)	$(32)
Net (gain) loss on remeasurement of monetary assets and liabilities(B)	(4)	20

	$(26)	$(12)

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expenses, net.

The following currency gains (losses) are included in Accumulated other comprehensive income (loss) (AOCI), net of tax. (in millions).

	Three Months Ended	Year Ended
	June 30, 2009	March 31, 2009

Cumulative currency translation adjustment — beginning of period	$(78)	$85
Effect of changes in exchange rates	60	(163)

Cumulative currency translation adjustment — end of period	$(18)	$(78)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

10.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

The fair values of our financial instruments and commodity contracts as of June 30, 2009 and March 31, 2009 are as follows (in millions):

	June 30, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$(1)	$(23)	$(24)
Interest rate swaps	—	3	(14)	—	(11)
Electricity swap	—	—	(4)	(2)	(6)

Total derivatives designated as hedging instruments	—	3	(19)	(25)	(41)

Derivatives not designated as hedging instruments:
Aluminum forward contracts	86	27	(268)	(7)	(162)
Currency exchange contracts	25	28	(44)	(4)	5
Energy contracts	—	—	(7)	—	(7)

Total derivatives not designated as hedging instruments	111	55	(319)	(11)	(164)

Total derivative fair value	$111	$58	$(338)	$(36)	$(205)

	March 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(11)	$(11)
Interest rate swaps	—	—	(13)	—	(13)
Electricity swap	—	—	(6)	(12)	(18)

Total derivatives designated as hedging instruments	—	—	(19)	(23)	(42)

Derivatives not designated as hedging instruments:
Aluminum contracts	99	41	(532)	(13)	(405)
Currency exchange contracts	20	31	(77)	(12)	(38)
Energy contracts	—	—	(12)	—	(12)

Total derivatives not designated as hedging instruments	119	72	(621)	(25)	(455)

Total derivative fair value	$119	$72	$(640)	$(48)	$(497)

(A)	The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. The effective portion of gain or loss on the fair value of the derivative is included in Other comprehensive income (loss) (OCI). The effective portion of the derivatives is included in Currency translation adjustments. The ineffective portion of gain or loss on derivatives is included in (Gain) loss on change in fair value of derivative instruments, net. We had cross-currency swaps of Euro 135 million against the U.S. dollar outstanding as of both June 30, 2009 and March 31, 2009.

We recognized a $16 million loss and a $28 million gain in OCI for the three months ended June 30, 2009 and 2008, respectively, for our currency exchange contracts designated as net investment hedges.

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge against our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into (Gain) loss on change in fair value of derivatives, net in our accompanying condensed consolidated statements of operations. As of June 30, 2009, the outstanding portion of this swap includes 1.9 million megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into Interest expense and amortization of debt issuance costs in our accompanying condensed consolidated statements of operations. We had $910 million and $690 million of outstanding interest rate swaps designated as cash flow hedges as of June 30, 2009 and March 31, 2009, respectively.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will be no longer be designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in AOCI would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $11 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

Gain or (Loss)
Recognized in Income
		Gain (Loss)	(Ineffective Portion and Amount
	Gain (Loss)	Reclassified from	Excluded from
	Recognized in OCI	AOCI into Income	Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2009	June 30, 2009

Energy contracts	$9	$(1)	$2
Interest rate swaps	$1	$—	$—

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Gain or (Loss)
Recognized in Income
		Gain (Loss)	(Ineffective Portion and Amount
	Gain (Loss)	Reclassified from	Excluded from
	Recognized in OCI	AOCI into Income	Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2008	June 30, 2008

Energy contracts	$10	$(3)	$—
Interest rate swaps	$6	$—	$—

Derivative Instruments Not Designated as Hedges

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments under FASB 133. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying condensed consolidated statement of operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. In addition, transactions with certain customers meet the definition of a derivative under FASB 133 and are recognized as assets or liabilities at fair value on the accompanying condensed consolidated balance sheets. As of June 30, 2009 and March 31, 2009, we had 362 kilotonnes (kt) and 294 kt, respectively, of outstanding aluminum contracts not designated as hedges.

We recognize a derivative position which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain of our operations. As of June 30, 2009 and March 31, 2009, we had outstanding currency exchange contracts with a total notional amount of $1.3 billion and $1.4 billion, respectively, not designated as hedges.

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of June 30, 2009 and March 31, 2009, we had $10 million and $10 million, respectively, of outstanding interest rate swaps that were not designated as hedges.

We use heating oil swaps and natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of June 30, 2009 and March 31, 2009, we had 3.3 million gallons and 3.4 million gallons, respectively, of heating oil swaps and 2.8 million MMBTUs and 3.8 million MMBTUs, respectively, of natural gas that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table summarizes the gains (losses) recognized in current period earnings (in millions).

	Three Months Ended
	June 30,
	2009	2008

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$48	$22
Currency exchange contracts	22	32
Energy contracts	—	7

Gain (loss) recognized	70	61
Derivative Instruments Designated as Cash Flow Hedges
Interest rate swaps	—	—
Electricity swap	2	4

Gain (loss) on change in fair value of derivative instruments, net	$72	$65

11.	FAIR VALUE MEASUREMENTS

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value under FASB 107, Disclosure about Fair Value of Financial Instruments (FASB 107).

FASB 157 Instruments

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2009 and March 31, 2009 (in millions).

	June 30, 2009
	Fair Value Measurements Using
	Level 1(A)	Level 2(B)	Level 3(C)	Total

Assets — Derivative instruments	$—	$169	$—	$169
Liabilities — Derivative instruments	$—	$(347)	$(27)	$(374)

	March 31, 2009
	Fair Value Measurements Using
	Level 1(A)	Level 2(B)	Level 3(C)	Total

Assets — Derivative instruments	$—	$191	$—	$191
Liabilities — Derivative instruments	$—	$(644)	$(44)	$(688)

(A)	Level 1 — Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that we have the ability to access at the measurement date.

(B)	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

(C)	Level 3 — Unobservable inputs for which there is little or no market data, which require us to develop our own assumptions based on the best information available as what market participants would use in pricing the asset or liability.

For certain of our derivative contracts whose fair values are based upon trades in liquid markets, such as aluminum forward contracts and options, valuation model inputs can generally be verified and valuation

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

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

Financial instruments classified as Level 3 in the fair value hierarchy represent derivative contracts (primarily energy-related and certain foreign currency forward contracts) in which at least one significant unobservable input is used in the valuation model. We incurred unrealized losses of $26 million related to Level 3 financial instruments that were still held as of June 30, 2009. These unrealized losses are included in (Gain) loss on change in fair value of derivative instruments, net.

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)

Balance as of March 31, 2009	$(44)
Net realized/unrealized gains included in earnings(B)	10
Net realized/unrealized gains included in Other comprehensive income(C)	5
Net purchases, issuances and settlements	2
Net transfers in and/or (out) of Level 3	—

Balance as of June 30, 2009	$(27)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.

FASB 107 Instruments

Our estimates of fair value are based on (1) quoted market price (applicable to our 7.25% Senior Notes) and (2) discounted cash flow model with a discount rate commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic situation (applicable to our Floating rate Term Loan facility, unsecured credit facility, capital lease obligations and Novelis Korea Limited Bank loans). We determined that carrying amounts for our long-term receivables from related parties and our other debt approximates fair value. The fair value of our letters of credit is based on the availability under such credit agreements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The table below is a summary of fair value estimates as of June 30, 2009 and March 31, 2009, for financial instruments, as defined by FASB 107, excluding short-term financial assets and liabilities, for which carrying amounts approximate fair value, and excluding financial instruments recorded at fair value on a recurring basis (FASB 157 instruments) (in millions).

	June 30, 2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Long-term receivables from related parties	$23	$22	$23	$21
Liabilities
Long-term debt
Novelis Inc.
7.25% Senior Notes, due February 2015	1,169	859	1,171	454
Floating rate Term Loan facility, due July 2014	294	243	295	200
Unsecured credit facility — related party, due January 2015	94	107	91	93
Novelis Corporation
Floating rate Term Loan facility, due July 2014	813	710	813	584
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (CHF 50 million)	43	40	42	36
Capital lease obligation, due August 2011 (CHF 2 million)	2	2	2	2
Novelis Korea Limited
Bank loan, due October 2010	100	90	100	83
Bank loan, due February 2010 (KRW 50 billion)	39	37	37	33
Bank loan, due May 2009 (KRW 10 billion)	—	—	7	7
Other
Other debt, due April 2009 through December 2012	1	1	1	1
Financial commitments
Letters of credit	—	102	—	134

12.	OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net is comprised of the following (in millions).

	Three Months Ended
	June 30,
	2009	2008

Exchange (gains) losses, net	$(4)	$20
Impairment charges on long-lived assets	—	1
Gain on disposal of property, plant and equipment, net	(1)	(1)
Gain on tax litigation settlement in Brazil	(6)	—
Other, net	(2)	3

Other (income) expenses, net	$(13)	$23

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

13.	INCOME TAXES

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended
	June 30,
	2009	2008

Pre-tax income before equity in net loss of non-consolidated affiliates	$283	$63

Canadian statutory tax rate	30%	31%

Provision at the Canadian statutory rate	85	20
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	12	9
Exchange remeasurement of deferred income taxes	23	20
Change in valuation allowances	1	3
Expense (income) items not subject to tax	1	(4)
Tax rate differences on foreign earnings	(11)	(14)
Uncertain tax positions	1	1

Provision	$112	$35

Effective tax rate	40%	56%

As of June 30, 2009, we had a net deferred tax liability of $365 million, including deferred tax assets of approximately $417 million for net operating loss and tax credit carryforwards. The carryforwards begin expiring in 2010 with some amounts being carried forward indefinitely. As of June 30, 2009, valuation allowances of $142 million had been recorded against net operating loss carryforwards and tax credit carryforwards, where it appeared more likely than not that such benefits will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the tax attribute carryforwards. Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.

14.	COMMITMENTS AND CONTINGENCIES

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

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of June 30, 2009 will be approximately $52 million. Of this amount, $40 million is included in Other long-term liabilities, with the remaining $12 million included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of June 30, 2009. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Rio Tinto Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

With respect to environmental loss contingencies, we record a loss contingency whenever such contingency is probable and reasonably estimable. The evaluation model includes all asserted and unasserted claims that can be reasonably identified. Under this evaluation model, the liability and the related costs are quantified based upon the best available evidence regarding actual liability loss and cost estimates. Except for those loss contingencies where no estimate can reasonably be made, the evaluation model is fact-driven and attempts to estimate the full costs of each claim. Management reviews the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The estimated costs in respect of such reported liabilities are not offset by amounts related to cost-sharing between parties, insurance, indemnification arrangements or contribution from other potentially responsible parties (PRPs) unless otherwise noted.

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of June 30, 2009 and March 31, 2009, we had cash deposits aggregating approximately $38 million and $30 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $7 million to $108 million as of June 30, 2009. In total, these reserves approximate $128 million as of June 30, 2009 and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheet.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

On May 28, 2009, the Brazilian government passed a law allowing taxpayers to settle certain federal tax disputes with the Brazilian tax authorities, including disputes relating to a Brazilian national tax on manufactured products, through an installment program. Pursuant to the installment plan, companies can elect to (a) pay the principal amount of the disputed tax amounts over a near-term period (e.g., 1-60 monthly installments) and receive a 35-45% discount on the interest and 80-100% discount on the penalties owed, (b) pay the principal and interest over a medium-term period (e.g., 60-120 monthly installments) and receive a 30-35% discount on the interest and 70-80% discount on the penalties owed, or (c) pay the full amount of the disputed tax amounts, including interest and penalties, over a longer-term period (e.g., 120-180 monthly installments) and receive a 25-30% discount on the interest and 60-70% discount on the penalties owed. Novelis has already joined the installment plan. The Ministry of Treasury enacted final installment plan regulations on July 23, 2009. The term for joining the installment plan will begin on August 17, 2009 and end on November 30, 2009. When we formally join the installment plan, we will elect (a) the amount of the tax disputes that will be settled and (b) the number of installments elected.

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

The following table discloses information about our obligations under guarantees of indebtedness of others as of June 30, 2009 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of June 30, 2009.

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$45	$7
Aluminium Norf GmbH	$14	$—

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

15.	SEGMENT, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION

Segment Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America. Corporate and Other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. It also includes consolidating and other elimination accounts.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Adjustment to Eliminate Proportional Consolidation.  The financial information for our segments includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the relevant GAAP-based measures, we must remove our proportional share of each line item that we included in the segment amounts. See Note 5 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

We measure the profitability and financial performance of our operating segments, based on Segment income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (k) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

Additionally, management changed how Segment income is defined beginning with the quarter ended June 30, 2009. Total segment income now includes corporate selling, general and administrative costs, realized gains (losses) on corporate derivatives and certain other costs. The prior period has been recast herein to reflect this change in definition.

The tables below show selected segment financial information (in millions).

Selected Segment Financial Information

						Adjustment to
						Eliminate
	North			South	Corporate	Proportional
Total Assets	America	Europe	Asia	America	and Other	Consolidation	Total

June 30, 2009	$2,808	$2,793	$817	$1,341	$38	$(217)	$7,580
March 31, 2009	$2,973	$2,750	$732	$1,296	$50	$(234)	$7,567

						Adjustment to
						Eliminate
Selected Operating Results	North			South	Corporate	Proportional
Three Months Ended June 30, 2009	America	Europe	Asia	America	and Other	Consolidation	Total

Net sales	$767	$665	$326	$204	$—	$(2)	$1,960
Segment income	57	33	38	11	(15)	—	124
Depreciation and amortization	41	48	11	18	1	(19)	100
Capital expenditures	6	11	3	7	—	(3)	24

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

						Adjustment to
						Eliminate
Selected Operating Results	North			South	Corporate	Proportional
Three Months Ended June 30, 2008	America	Europe	Asia	America	and Other	Consolidation	Total

Net sales	$1,083	$1,219	$511	$295	$—	$(5)	$3,103
Segment income	42	111	31	47	(13)	—	218
Depreciation and amortization	42	63	15	17	1	(22)	116
Capital expenditures	7	19	5	6	—	(4)	33

The following table shows the reconciliation from total Segment income to Net income attributable to our common shareholder (in millions).

	Three Months Ended
	June 30,
	2009	2008

Total Segment income	$124	$218
Depreciation and amortization	(100)	(116)
Interest expense and amortization of debt issuance costs	(43)	(45)
Interest income	3	5
Unrealized gains on change in fair value of derivative instruments, net(A)	299	20
Impairment charges on long-lived assets	—	(1)
Adjustment to eliminate proportional consolidation	(16)	(18)
Restructuring recoveries (charges), net	(3)	1
Other costs, net	9	(3)

Income before income taxes	273	61
Income tax provision	112	35

Net income	161	26
Net income attributable to noncontrolling interests	18	2

Net income attributable to our common shareholder	$143	$24

(A)	Unrealized gains (losses) on change in fair value of derivative instruments, net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments, net on our condensed consolidated statements of operations.

	Three Months Ended
	June 30,
	2009	2008

Gains (losses) on change in fair value of derivative instruments, net:
Realized gains (losses) included in Segment income	$(228)	$45
Realized gains on corporate derivative instruments	1	—
Unrealized gains	299	20

Gains on change in fair value of derivative instruments, net	$72	$65

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Information about Major Customers and Primary Supplier

The table below shows our net sales to Rexam Plc (Rexam) and Anheuser-Busch Companies (Anheuser-Busch), our two largest customers, as a percentage of total Net sales.

	Three Months Ended
	June 30,
	2009	2008

Rexam	20%	16%
Anheuser-Busch	12%	7%

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. During the three months ended June 30, 2009 and 2008, purchases from Rio Tinto Alcan as a percentage of total combined prime and sheet ingot purchases (in kt) was 43% and 35%, respectively, in each period.

16.	SUPPLEMENTAL GUARANTOR INFORMATION

In connection with the issuance of our Senior Notes, certain of our wholly-owned subsidiaries provided guarantees of the Senior Notes. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S., the U.K., Brazil, Portugal, Luxembourg and Switzerland, as well as certain businesses in Germany. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Senior Notes.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$168	$1,534	$551	$(293)	$1,960

Cost of goods sold (exclusive of depreciation and amortization shown below)	156	1,214	456	(293)	1,533
Selling, general and administrative expenses	10	56	12	—	78
Depreciation and amortization	1	78	21	—	100
Research and development expenses	5	3	—	—	8
Interest expense and amortization of debt issuance costs	26	30	3	(16)	43
Interest income	(15)	(3)	(1)	16	(3)
(Gain) loss on change in fair value of derivative instruments, net	(2)	(61)	(9)	—	(72)
Restructuring charges, net	—	3	—	—	3
Equity in net (income) loss of non-consolidated affiliates	(147)	10	—	147	10
Other (income) expenses, net	(7)	7	(13)	—	(13)

	27	1,337	469	(146)	1,687

Income (loss) before income taxes	141	197	82	(147)	273
Income tax provision (benefit)	(2)	101	13	—	112

Net income	143	96	69	(147)	161
Net income attributable to noncontrolling interests	—	—	18	—	18

Net income (loss) attributable to our common shareholder	$143	$96	$51	$(147)	$143

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended June 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$395	$2,582	$836	$(710)	$3,103

Cost of goods sold (exclusive of depreciation and amortization shown below)	387	2,377	777	(710)	2,831
Selling, general and administrative expenses	—	62	22	—	84
Depreciation and amortization	6	89	21	—	116
Research and development expenses	8	3	1	—	12
Interest expense and amortization of debt issuance costs	28	34	8	(25)	45
Interest income	(21)	(5)	(4)	25	(5)
(Gain) loss on change in fair value of derivative instruments, net	—	(61)	(4)	—	(65)
Restructuring charges, net	—	(1)	—	—	(1)
Equity in net (income) loss of non-consolidated affiliates	(31)	2	—	31	2
Other (income) expenses, net	(7)	15	15	—	23

	370	2,515	836	(679)	3,042

Income (loss) before income taxes	25	67	—	(31)	61
Income tax provision (benefit)	1	33	1	—	35

Net income (loss)	24	34	(1)	(31)	26
Net income attributable to noncontrolling interests	—	—	2	—	2

Net income (loss) attributable to our common shareholder	$24	$34	$(3)	$(31)	$24

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$7	$142	$88	$—	$237
Accounts receivable, net of allowances
— third parties	16	817	321	—	1,154
— related parties	502	199	42	(724)	19
Inventories	34	543	236	—	813
Prepaid expenses and other current assets	4	32	14	—	50
Fair value of derivative instruments	3	124	7	(23)	111
Deferred income tax assets	—	109	16	—	125

Total current assets	566	1,966	724	(747)	2,509
Property, plant and equipment, net	156	2,126	513	—	2,795
Goodwill	—	571	11	—	582
Intangible assets, net	—	781	—	—	781
Investments in and advances to non-consolidated affiliates	1,823	739	1	(1,823)	740
Fair value of derivative instruments, net of current portion	3	32	26	(3)	58
Deferred income tax assets	1	4	—	—	5
Other long-term assets	1,014	211	92	(1,207)	110

Total assets	$3,563	$6,430	$1,367	$(3,780)	$7,580

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$3	$39	$—	$45
Short-term borrowings
— third parties	—	227	10	—	237
— related parties	17	356	23	(396)	—
Accounts payable
— third parties	39	456	290	—	785
— related parties	37	233	107	(325)	52
Fair value of derivative instruments	9	277	75	(23)	338
Accrued expenses and other current liabilities	58	366	85	(2)	507
Deferred income tax liabilities	—	—	—	—	—

Total current liabilities	163	1,918	629	(746)	1,964
Long-term debt, net of current portion
— third parties	1,461	854	101	—	2,416
— related parties	222	963	117	(1,208)	94
Deferred income tax liabilities	—	476	19	—	495
Accrued postretirement benefits	29	361	127	—	517
Other long-term liabilities	63	291	5	(3)	356

Total liabilities	1,938	4,863	998	(1,957)	5,842

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(1,786)	1,615	378	(1,994)	(1,787)
Accumulated other comprehensive income (loss)	(86)	(48)	(123)	171	(86)

Total equity of our common shareholder	1,625	1,567	255	(1,823)	1,624
Noncontrolling interests	—	—	114	—	114

Total equity	1,625	1,567	369	(1,823)	1,738

Total liabilities and equity	$3,563	$6,430	$1,367	$(3,780)	$7,580

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$3	$175	$70	$—	$248
Accounts receivable, net of allowances
— third parties	21	761	267	—	1,049
— related parties	411	183	32	(601)	25
Inventories	31	523	239	—	793
Prepaid expenses and other current assets	4	31	16	—	51
Fair value of derivative instruments	—	145	7	(33)	119
Deferred income tax assets	—	192	24	—	216

Total current assets	470	2,010	655	(634)	2,501
Property, plant and equipment, net	162	2,146	491	—	2,799
Goodwill	—	570	12	—	582
Intangible assets, net	—	787	—	—	787
Investments in and advances to non-consolidated affiliates	1,647	719	—	(1,647)	719
Fair value of derivative instruments, net of current portion	—	46	28	(2)	72
Deferred income tax assets	1	3	—	—	4
Other long-term assets	1,028	207	96	(1,228)	103

Total assets	$3,308	$6,488	$1,282	$(3,511)	$7,567

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$4	$44	$—	$51
Short-term borrowings
— third parties	—	231	33	—	264
— related parties	7	330	22	(359)	—
Accounts payable
— third parties	33	458	234	—	725
— related parties	41	157	90	(240)	48
Fair value of derivative instruments	7	540	126	(33)	640
Accrued expenses and other current liabilities	34	395	90	(3)	516
Deferred income tax liabilities	—	—	—	—	—

Total current liabilities	125	2,115	639	(635)	2,244
Long-term debt, net of current portion
— third parties	1,464	852	101	—	2,417
— related parties	223	976	120	(1,228)	91
Deferred income tax liabilities	—	459	10	—	469
Accrued postretirement benefits	27	346	122	—	495
Other long-term liabilities	50	288	5	(1)	342

Total liabilities	1,889	5,036	997	(1,864)	6,058

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(1,930)	1,533	325	(1,858)	(1,930)
Accumulated other comprehensive income (loss)	(148)	(81)	(130)	211	(148)

Total equity of our common shareholder	1,419	1,452	195	(1,647)	1,419
Noncontrolling interests	—	—	90	—	90

Total equity	1,419	1,452	285	(1,647)	1,509

Total liabilities and equity	$3,308	$6,488	$1,282	$(3,511)	$7,567

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3	$131	$151	$(27)	$258

INVESTING ACTIVITIES
Capital expenditures	(1)	(18)	(5)	—	(24)
Proceeds from sales of property, plant and equipment	—	—	3	—	3
Changes to investment in and advances to non-consolidated affiliates	—	3	—	—	3
Proceeds from loans receivable, net — related parties	—	6	—	—	6
Net proceeds from settlement of derivative instruments	(1)	(179)	(43)	—	(223)

Net cash provided by (used in) investing activities	(2)	(188)	(45)	—	(235)

FINANCING ACTIVITIES
Proceeds from issuance of debt — related party	3	—	—	—	3
Principal payments
— third parties	(1)	(3)	(8)	—	(12)
— related parties	(9)	5	(59)	63	—
Short-term borrowings, net
— third parties	—	(8)	(25)	—	(33)
— related parties	10	26	—	(36)	—
Dividends — noncontrolling interests	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	3	20	(93)	27	(43)

Net increase (decrease) in cash and cash equivalents	4	(37)	13	—	(20)
Effect of exchange rate changes on cash balances held in foreign currencies	—	4	5	—	9
Cash and cash equivalents — beginning of period	3	175	70	—	248

Cash and cash equivalents — end of period	$7	$142	$88	$—	$237

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
Principal payments
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

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of June 30, 2009, we had operations on four continents: North America; South America; Asia and Europe, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities that supply our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. References herein to “Rio Tinto Alcan” refer to Rio Tinto Alcan Inc.

All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the United States Securities and Exchange Commission (SEC) on June 29, 2009.

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

HIGHLIGHTS

Significant factors that impacted our business for each of the three months ended June 30, 2009 and 2008 are presented briefly below. Each is discussed in further detail throughout the Management’s Discussion and Analysis and Segment Review.

•	We reported pre-tax income of $273 million for the first quarter of fiscal 2010, as compared to pre-tax income of $61 million for the first quarter of fiscal 2009. Results include $299 million of unrealized gains on derivatives as compared to $20 million in the prior year first quarter. The $299 million of unrealized gains includes a $224 million reversal of previously recognized losses upon settlement of derivatives and $75 million of unrealized gains relating to mark to market adjustments on metal and currency derivatives.

•	Shipments of flat rolled products decreased 16% in the current quarter to 650 kt from 777 kt in the prior year quarter. Shipments in North America and Asia increased in the first quarter as compared to the fourth quarter of fiscal 2009, with signs of economic recovery evident in Asia where shipments were up more than 50%.

•	Shipments to construction, automotive and industrial companies continued to be impacted by the global economic downturn in the first quarter of fiscal 2010, while can sheet shipments remain stable in most regions.

•	We continue to effectively manage inventory levels. Metal inventories as of June 30, 2009 totaled 307 kt.

BUSINESS AND INDUSTRY CLIMATE

Global economic trends impact the Company, and there is a large amount of uncertainty with regard to economic trends and the timing of recovery from the current economic recession. On an overall basis, markets in North America, Europe and Asia experienced significant economic downturns in the past year. We have begun to see signs of recovery in Asia and North America, with shipments in the first quarter of fiscal 2010 exceeding shipments in the fourth quarter of fiscal 2009. However, shipments in all regions remain below prior year levels. The impact of reduced demand for flat rolled products varies for each region based upon the nature of the industry sectors in which we operate. In general, can shipments have remained relatively stable while construction, automotive and other industrial production markets experienced significant declines in demand.

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

The average and closing prices based upon the LME for aluminum for the quarters ended June 30, 2009 and 2008 are as follows:

	Three Months Ended
	June 30,		Percent
	2009	2008	Change

Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of March 31, 2009 and 2008	$1,365	$2,935	(53)%
Average cash price during period	$1,488	$2,940	(49)%
Closing cash price as of June 30, 2009 and 2008	$1,616	$3,075	(47)%

LME prices for aluminum (LME prices) have significantly declined since the high point in July 2008. Prices closed at $1,616 per tonne on June 30, 2009, after hitting a low of $1,254 per tonne in February 2009. Rapidly declining LME prices had the following impacts on our business:

•	Our products have a price structure based upon the LME price. Increases or decreases in the LME price have a direct impact on net sales, cost of goods sold and working capital.

•	We pay cash to brokers to settle derivative contracts in advance of billing and collecting cash from our customers, which negatively impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days, which temporarily reduces our liquidity in periods following declines in LME. During the first quarter of fiscal 2010, we had net outflows of $223 million for payments related to the settlement of derivatives.

LME prices have increased 18% from the March 31, 2009 closing price of $1,365 per tonne to $1,616 per tonne at June 30, 3009 which resulted in $47 million of gains on change in fair value of derivatives during the first quarter of fiscal 2010.

Metal Price Ceilings

We have one remaining sales contract which contains a ceiling over which metal prices cannot be contractually passed through to a certain customer. This negatively impacts our margins and operating cash flows when the price we pay for metal is above the ceiling price contained in this contract. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

For the three months ended June 30, 2009, we did not incur any sales subject to the ceiling. For the three months ended June 30, 2008, we were unable to pass through approximately $78 million of metal purchase costs associated with sales under this contract. Based upon current LME price levels, no further unfavorable revenue impact is expected through December 31, 2009 when this contract expires.

To manage and mitigate the risks associated with metal price ceilings and rising prices that we could not pass through to certain customers:

•	We maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil and rely on output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided an offsetting benefit to the metal price ceiling contracts. We refer to these two sources as “internal hedges.”

•	We entered into derivative instruments to hedge projected aluminum volume requirements above our assumed internal hedge position, mitigating our exposure to further increases in LME prices. As a result of these instruments, we will continue to incur cash losses related to these contracts even if LME prices remain below the ceiling price. As of June 30, 2009 the fair value of the liability associated with these derivative instruments was $67 million.

In connection with the allocation of the purchase price paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts at fair value. These reserves are being accreted into net sales over the remaining lives of the underlying contracts. This accretion has no impact on cash flow. For the quarters ended June 30, 2009 and 2008, we recorded accretion of $55 million and $64 million, respectively. As of June 30, 2009, the balance of these reserves is approximately $97 million which will be amortized into net sales during the second and third quarters of fiscal 2010.

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

Foreign Exchange Impact

Fluctuations in foreign exchange rates also impact our operating results. The following tables present the exchange rates as of the beginning and end of each period as well as the average exchange rates for the three months ended June 30, 2009 and 2008:

	Exchange Rate as of		Average Exchange Rate
	June 30,	March 31,	Three Months Ended
	2009	2009	June 30, 2009

U.S. dollar per Euro	1.403	1.328	1.379
Brazilian real per U.S. dollar	1.960	2.301	2.036
South Korean won per U.S. dollar	1,285	1,377	1,302
Canadian dollar per U.S. dollar	1.161	1.258	1.149

	Exchange Rate as of		Average Exchange Rate
	June 30,	March 31,	Three Months Ended,
	2008	2008	June 30, 2008

U.S. dollar per Euro	1.575	1.581	1.563
Brazilian real per U.S. dollar	1.594	1.744	1.638
South Korean won per U.S. dollar	1,043	992	1,027
Canadian dollar per U.S. dollar	1.019	1.028	1.007

The U.S. dollar weakened as compared to the local currency in all regions during the quarter ended June 30, 2009. In Europe and Asia, the weakening of the U.S. dollar resulted in foreign exchange gains as these operations are recorded in local currency. In Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and local currency operating costs, we incurred foreign exchange losses as the U.S. dollar weakened. See Segment Review for the additional discussion of the impact of foreign exchange on the results of each region.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2009 COMPARED TO THE QUARTER ENDED JUNE 30, 2008

For the quarter ended June 30, 2009, we reported net income attributable to our common shareholder of $143 million on net sales of $2.0 billion, compared to the quarter ended June 30, 2008 when we reported net income attributable to our common shareholder of $24 million on net sales of $3.1 billion. The reduction in sales is due to 49% lower average LME prices as well as lower demand for flat rolled products primarily in Europe and North America.

Costs of goods sold decreased $1.3 billion, or 46%, which reflects the decrease in metal costs along with the benefit of our previously announced restructuring actions, shown in part through reductions in conversion costs for each region. Selling, general and administrative expenses decreased $6 million, or 7%, primarily due to reductions in selling costs and professional fees.

The first quarter of fiscal 2010 was impacted by $299 million in unrealized gains on derivative instruments, as compared to $20 million in the first quarter of fiscal 2009. We also recorded an income tax provision of $112 million in the first quarter of fiscal 2010, as compared to a $35 million income tax provision in the prior year. These items are discussed in further detail below.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America. Corporate and Other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. It also includes consolidating and other elimination accounts.

We measure the profitability and financial performance of our operating segments, based on Segment income, in accordance with FASB Statement No. 131, Disclosure About the Segments of an Enterprise and Related Information. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (k) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

Additionally, management changed how Segment income is defined beginning with the quarter ended June 30, 2009. Total Segment income now includes corporate selling, general and administrative costs, realized gains (losses) on corporate derivatives and certain other costs. The prior period has been recast herein to reflect this change in definition.

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Three Months Ended June 30, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$767	$665	$326	$204	$(2)	$1,960
Shipments (kt)
Rolled products	254	185	130	81	—	650
Ingot products	7	27	—	7	—	41

Total shipments	261	212	130	88	—	691

Selected Operating Results	North			South
Three Months Ended June 30, 2008	America	Europe	Asia	America	Eliminations	Total

Net sales	$1,083	$1,218	$510	$295	$(3)	$3,103
Shipments (kt)
Rolled products	286	271	133	87	—	777
Ingot products	8	28	7	5	—	48

Total shipments	294	299	140	92	—	825

The following table reconciles changes in Segment income for the quarter ended June 30, 2008 to the quarter ended June 30, 2009 (in millions):

	North			South	Corporate
Changes in Segment Income	America	Europe	Asia	America	and Other	Total

Segment income — three months ended June 30, 2008	$42	$111	$31	$47	$(13)	$218
Volume:
Rolled products	(24)	(81)	(2)	(3)	—	(110)
Other	—	(1)	—	2	—	1
Conversion premium and product mix	9	46	14	6	—	75
Conversion costs(A)	21	5	11	3	—	40
Metal price lag	10	(44)	(24)	(10)	—	(68)
Foreign exchange	2	9	9	(4)	2	18
Other changes(B)	(3)	(12)	(1)	(30)	(4)	(50)

Segment income — three months ended June 30, 2009	$57	$33	$38	$11	$(15)	$124

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

As of June 30, 2009, North America manufactured aluminum sheet and light gauge products through 11 plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

North America experienced a reduction in demand in the second half of fiscal 2009 as all industry sectors were impacted by the economic downturn. While shipments in the first quarter of fiscal 2010 were higher than the fourth quarter of fiscal 2009, they have not yet returned to historical levels, with shipments down 11% as compared to the first quarter of fiscal 2009. Net sales for the first quarter of fiscal 2010 were down $316 million, or 29%, as compared to the first quarter of fiscal 2009 due to a lower average LME price as well as the demand decreases. The can business remains relatively stable, but shipments of most other products are below the prior year level.

Segment income for the first quarter of fiscal 2010 period was $57 million, up $15 million as compared to the prior year period. Reductions in conversion costs, and improved conversion premiums and net favorable metal price lag all had a positive impact on segment income, more than offsetting volume reductions. Conversion cost improvements primarily relate to reduction in energy, melt loss, labor costs and repairs and maintenance as compared to the prior year period. Other changes include a $9 million reduction to the net favorable impact of acquisition related fair value adjustments, partially offset by a $5 million reduction in selling, general and administrative expenses.

Europe

As of June 30, 2009, our European segment provided European markets with value-added sheet and light gauge products through 12 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

Europe has also experienced a significant reduction in demand in all industry sectors with flat rolled shipments and net sales down 32% and 45%, respectively, compared to the prior year. The volume reduction had a $63 million unfavorable impact on net sales, with the remaining decrease reflecting the impact of lower LME prices. Flat rolled products in Europe are essentially flat from the fourth quarter of fiscal 2009, but at continued low levels.

Segment income for the first quarter of fiscal 2010 was $33 million, down from $111 million in the comparative period of the prior year. Volume and metal price lag unfavorably impacted segment income but these impacts were partially offset by favorable conversion premiums, conversion costs and foreign exchange remeasurement. The favorable impact of conversion costs relates to decreases in labor and energy costs, as well as a reduction in repair and maintenance expense and freight as compared to the prior year period. Other changes reflect an unfavorable impact of $12 million from fixed forward priced contracts.

In the fourth quarter of fiscal 2009, we announced a number of restructuring actions across Europe, including the closure of our plant in Rogerstone, United Kingdom, which closed in April 2009.

Asia

As of June 30, 2009, Asia operated three manufacturing facilities with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

We have begun to see a recovery in demand in Asia, driven mostly from China and Korea, with flat rolled shipments only down 2% as compared to the prior year period. Shipments for the first quarter of fiscal 2010 are up 51% as compared to the fourth quarter of fiscal 2009. We expect customer demand to continue at these levels for the next few months. Net sales decreased $184 million, or 36%, reflecting the impact of lower LME prices.

Segment income increased from $31 million for the first quarter of fiscal 2009 to $38 million for the first quarter of fiscal 2010 due to improvements in conversion premiums, conversion costs and foreign exchange remeasurement, partially offset by volume reductions and metal price lag.

South America

Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included two rolling plants in Brazil along with two smelters, bauxite mines and power generation facilities as of June 30, 2009. In light of the current alumina and aluminum pricing environment, we are evaluating our primary aluminum business. We ceased the production of commercial grade alumina at our Ouro Preto facility effective May 2009 as the sustained decline in alumina prices has made alumina production economically unfeasible. For the foreseeable future, the plant will purchase alumina through third parties.

Total shipments decreased 4% over the prior year period, with rolled products shipments down 7%, while net sales decreased 31% as compared to the prior year due to lower LME prices, partially offset by higher conversion premiums. While flat rolled shipments in South America for the first quarter of fiscal 2010 were down approximately 6% as compared to the fourth quarter of fiscal 2009, can production has been stable with shipments constant year over year. Can shipments represent more than 85% of our flat rolled shipments in South America.

Segment income for South America decreased $36 million as compared to the prior year period due to the unfavorable impacts of metal price lag and foreign exchange remeasurement. Other changes reflect a $29 million decrease in the smelter benefit compared to the prior year period. The benefits from our smelter operations in South America decline as average LME prices decrease.

Corporate and Other

Corporate and other costs include corporate selling, general and administrative expenses, foreign exchange impacting our corporate functions, realized gains and losses on corporate derivative instruments and research and development costs. Our corporate support functions reported a segment loss of $15 million for the first quarter of fiscal 2010 as compared to a segment loss of $13 million for the first quarter of fiscal 2009. This was due to a $3 million increase in selling, general and administrative costs, partially offset by $2 million improvement in foreign exchange.

Reconciliation of Segment Income to Net Income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles total Segment income to Net income attributable to our common shareholder for the quarter ended June 30, 2009 and 2008 (in millions).

	Three Months Ended
	June 30,
	2009	2008

Total Segment income	$124	$218
Depreciation and amortization	(100)	(116)
Interest expense and amortization of debt issuance costs	(43)	(45)
Interest income	3	5
Unrealized gains on change in fair value of derivative instruments, net	299	20
Impairment charges on long-lived assets	—	(1)
Adjustment to eliminate proportional consolidation(A)	(16)	(18)
Restructuring recoveries (charges), net	(3)	1
Other costs, net	9	(3)

Income before income taxes	273	61
Income tax provision	112	35

Net income	161	26
Net income attributable to noncontrolling interests	18	2

Net income attributable to our common shareholder	$143	$24

(A)	Our financial information for our segments (including Segment income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile total Segment income to Net income attributable to our common shareholder, the proportional Segment income of these non-consolidated affiliates is removed from total Segment income, net of our share of their net after-tax results, which is reported as Equity in net loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 5 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Depreciation and amortization decreased $16 million from the prior year period due to the reductions in depreciation on fixed assets, primarily in Europe. Certain fair value adjustments recorded in connection with the Arrangement were fully amortized in the first quarter of fiscal 2010.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 21% of our debt was variable rate as of June 30, 2009.

Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. In the quarter ended June 30, 2009, the $299 million of unrealized gains for the first quarter of fiscal 2010 consists of (1) $224 million reversal of previously recognized losses upon settlement of these derivatives and (2) $75 million of unrealized gains relating to mark to market adjustments.

The $20 million of unrealized gains for the first quarter of fiscal 2009 consists of (1) $24 million reversal of previously recognized gains upon settlement of these derivatives and (2) $44 million of unrealized gains relating to mark to market adjustments including $20 million of unrealized gains related to the change in the average price of aluminum.

Adjustment to eliminate proportional consolidation of $16 million for the first quarter for fiscal 2010 was flat as compared to $18 million in the first quarter of fiscal 2009. This adjustment primarily relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.

Restructuring charges in the first quarter of fiscal 2009 relate to additional expenses associated with previously announced restructuring actions in Europe. See Note 2 — Restructuring Programs.

We have experienced significant fluctuations in income tax expense and the corresponding effective tax rate. The primary factors contributing to the effective tax rate differing from the statutory Canadian rate include:

•	Our functional currency in Canada and Brazil is the U.S. dollar and the company holds significant U.S. dollar denominated debt in these locations. As the value of the local currencies strengthens and weakens against the U.S. dollar, unrealized gains or losses are created in those locations for tax purposes, while the underlying gains or losses are not recorded in our income statement.

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

For the three months ended June 30, 2009, we recorded a $112 million income tax provision on our pre-tax income of $283 million, before our equity in net loss of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 40%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $12 million expense for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $23 million expense for exchange remeasurement of deferred income taxes and (3) an $11 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

For the three months ended June 30, 2008, we recorded a $35 million income tax provision on our pre-tax income of $63 million, before our equity in net loss of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 56%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $9 million expense for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $20 million expense for exchange remeasurement of deferred income taxes and (3) a $14 million benefit for differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities. During the first three months of fiscal 2010, our liquidity position increased $56 million despite continued low levels of demand and net cash outflows to settle derivative positions. This reflects our continued efforts to preserve liquidity through cost and capital spending controls and effective management of working capital. Risks associated with supplier terms, customer credit and broker hedging capacity, while still present to some degree, have been managed successfully to date with minimal negative impact on our business. We expect our liquidity position to continue to improve during fiscal 2010 primarily due to reduced cash outflows for metal derivatives and cash savings from restructuring programs.

Significant declines in the price of aluminium in the second half of fiscal 2009 had a negative impact on our liquidity position and increased the effect of timing issues related to the settlement of aluminium forward contracts versus cash collections from our customers. We enter into derivative instruments to hedge forecasted purchases and sales of aluminium. Based on the aluminium price forward curve as of June 30, 2009, we forecast approximately $114 million of cash outflow related to the settlement of metal derivative instruments through the remainder of fiscal 2010. Except for approximately $75 million of cash outflows related to hedges of our exposure to metal price ceilings, we expect all of these outflows will be recovered through collection of customer accounts receivable, typically on a 30 to 60 day lag.

We have an existing beverage can sheet umbrella agreement with certain North American bottlers (BCS agreement). Pursuant to the BCS agreement, an agent for the bottlers directs the can fabricators to source a percentage of their requirements for beverage can body, end and tab stock from us.

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

As of June 30, 2009, we had settled $123 million of net derivative losses for which we had not yet been reimbursed under the BCS agreement. Based on the current aluminum price forward curve, we do not anticipate any further negative impact on our liquidity as a result of this arrangement. We believe that collection on these receivables is reasonably certain based on the credit worthiness of the bottlers.

Available Liquidity

Our estimated liquidity as of June 30, 2009 and March 31, 2009 is as follows (in millions):

	June 30,	March 31,
	2009	2009

Cash and cash equivalents	$237	$248
Overdrafts	(10)	(11)
Gross availability under the ABL Facility	299	233
Borrowing availability limitation due to fixed charge coverage ratio	(80)	(80)

Total estimated liquidity	$446	$390

At June 30, 2009, we had cash and cash equivalents of $237 million. Additionally, we had $299 million in remaining availability under our revolving credit line and letter of credit facility (ABL Facility), before covenant restrictions. Borrowings under the ABL Facility are generally based on 85% of eligible accounts receivable and 65 to 70% of eligible inventories. Under the ABL Facility, if our excess availability, as defined under the borrowing, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of June 30, 2009, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under our ABL Facility of $80 million.

The cash and cash equivalents balance above includes cash held in foreign countries in which we operate. These amounts are generally available on a short-term basis, subject to regulatory requirements, in the form of a dividend or inter-company loan.

Operating Activities

Free cash flow (which is a non-GAAP measure) consists of: (a) Net cash provided by (used in) operating activities; (b) plus net cash provided by (used in) investing activities, less (c) proceeds from sales of assets. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

The following table shows the Free cash flow for each of the three months ended June 30, 2009 and 2008, the change between periods as well as the ending balances of cash and cash equivalents (in millions).

	Three Months Ended
	June 30,
	2009	2008	Change

Net cash provided by (used in) operating activities	$258	$(351)	$609
Net cash provided by (used in) investing activities	(235)	16	(251)
Less: Proceeds from sales of assets	(3)	(1)	(2)

Free cash flow	$20	$(336)	$356

Ending cash and cash equivalents	$237	$296	$(59)

Net cash provided by operating activities for the first quarter of fiscal 2010 significantly improved as compared to net cash used in the first quarter of fiscal 2009 due to higher net income in first quarter of fiscal 2010 and significant cash outflows associated with the working capital increases in the first quarter of fiscal 2009.

In our discussion of Metal Price Ceilings, we disclosed that a customer contract contains a fixed metal price ceiling beyond which the cost of aluminum cannot be passed through to the customer. For the three months ended June 30, 2008, we were unable to pass through approximately $78 million of metal purchase costs associated with sales under this contract. Net cash provided by operating activities was negatively impacted by the same amount, adjusted for timing difference between customer receipts and vendor payments and offset partially by reduced income taxes. Based on current LME price levels and reduced global demand for aluminum, no sales were incurred under the ceiling for the three months ended June 30, 2009 and no further unfavorable revenue or cash flow impacts are expected through December 31, 2009 when this contract expires.

However, we previously entered into derivative instruments to hedge our exposure to increases in LME. As a result of these instruments, we will continue to incur cash outflows related to these contracts even if LME remains below the ceiling price. As of June 30, 2009 and based on an aluminum price of $1,616 per tonne, projected cash outflows associated with these derivatives instruments was $75 million as of June 30, 2009.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

	Three Months Ended
	June 30,
	2009	2008	Change

Capital expenditures	$(24)	$(33)	$9
Proceeds from sales of assets	3	1	2
Changes to investment in and advances to non-consolidated affiliates	3	6	(3)
Proceeds from related parties loans receivable, net	6	8	(2)
Net proceeds (outflow) from settlement of derivative instruments	(223)	34	(257)

Net cash provided by (used in) investing activities	$(235)	$16	$(251)

As a result of the overall economic downturn, we reduced our capital spending in the second half of fiscal 2009. We expect that our total annual capital expenditures for fiscal 2010 to be between $90 and $100 million for items necessary to maintain comparable production, quality and market position levels (maintenance capital).

The settlement of derivative instruments resulted in an outflow of $223 million in the first quarter of fiscal 2010 as compared to $34 million in cash contributed in the first quarter of fiscal 2009. The net outflow for the first quarter of fiscal 2010 was primarily related to metal derivatives.

The majority of proceeds from asset sales in the first quarter of fiscal 2010 relate to asset sales in Europe while the first quarter of fiscal 2009 related to sale of land in Kingston, Ontario.

Proceeds from loans receivable, net during all periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Financing Activities

The following table presents information regarding our Net cash provided by financing activities (in millions).

	Three Months Ended
	June 30,
	2009	2008	Change

Proceeds from issuance of debt, related parties	$3	$—	$3
Principal payments	(12)	(4)	(8)
Short-term borrowings, net	(33)	313	(346)
Dividends, noncontrolling interest	(1)	—	(1)

Net cash provided by (used in) financing activities	$(43)	$309	$(352)

As of June 30, 2009, our short-term borrowings were $237 million consisting of (1) $226 million of short-term loans under our ABL Facility, (2) a $7 million short-term loan in Italy and (3) $4 million in bank overdrafts. As of June 30, 2009, $31 million of our ABL Facility was utilized for letters of credit and we had $299 million in remaining availability under this revolving credit facility before covenant related restrictions. The weighted average interest rate on our total short-term borrowings was 2.81% and 2.75% as of June 30, 2009 and March 31, 2009, respectively.

We reduced our borrowing level in the first quarter of fiscal 2010. During the first quarter of fiscal 2009, we increased our short-term borrowings under the ABL Facility to provide for general working capital requirements in a rising aluminum price environment.

In February 2009, to assist in maintaining adequate liquidity levels, we entered into an unsecured credit facility of $100 million (the Unsecured Credit Facility) with a scheduled maturity date of January 15, 2015 from an affiliate of the Aditya Birla group. During the first quarter of fiscal 2010, we drew an additional $3 million on the Unsecured Credit Facility.

As of June 30, 2009, we had an additional $71 million outstanding under letters of credit in Korea not included in our revolving credit facility.

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

Derivative Instruments

As of June 30, 2009, we have derivative financial instruments, as defined by FASB Statement No. 133. See Note 10 — Financial Instruments and Commodity Contracts.

The fair values of our financial instruments and commodity contracts as of June 30, 2009 and March 31, 2009 are as follows (in millions):

	June 30, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$(1)	$(23)	$(24)
Interest rate swaps	—	3	(14)	—	(11)
Electricity swap	—	—	(4)	(2)	(6)

Total derivatives designated as hedging instruments	—	3	(19)	(25)	(41)

Derivatives not designated as hedging instruments:
Aluminum forward contracts	86	27	(268)	(7)	(162)
Currency exchange contracts	25	28	(44)	(4)	5
Energy contracts	—	—	(7)	—	(7)

Total derivatives not designated as hedging instruments	111	55	(319)	(11)	(164)

Total derivative fair value	$111	$58	$(338)	$(36)	$(205)

	March 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(11)	$(11)
Interest rate swaps	—	—	(13)	—	(13)
Electricity swap	—	—	(6)	(12)	(18)

Total derivatives designated as hedging instruments	—	—	(19)	(23)	(42)

Derivatives not designated as hedging instruments:
Aluminum contracts	99	41	(532)	(13)	(405)
Currency exchange contracts	20	31	(77)	(12)	(38)
Energy contracts	—	—	(12)	—	(12)

Total derivatives not designated as hedging instruments	119	72	(621)	(25)	(455)

Total derivative fair value	$119	$72	$(640)	$(48)	$(497)

(A)	The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. The effective portion of gain or loss on the fair value of the derivative is included in Other comprehensive income (loss) (OCI). The effective portion of the derivatives is included in Currency translation adjustments. The ineffective portion of gain or loss on derivatives is included in (Gain) loss on change in fair value of derivative instruments, net. We had cross-currency swaps of Euro 135 million against the U.S. dollar outstanding as of both June 30, 2009 and March 31, 2009.

We recognized a $16 million loss and a $28 million gain in OCI for the three months ended June 30, 2009 and 2008, respectively, for our currency exchange contracts designated as net investment hedges.

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge against our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into (Gain) loss on change in fair value of derivatives, net in our accompanying condensed consolidated statements of operations. As of June 30, 2009, the outstanding portion of this swap includes 1.9 million megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into Interest expense and amortization of debt issuance costs in our accompanying condensed consolidated statements of operations. We had $910 million and $690 million of outstanding interest rate swaps designated as cash flow hedges as of June 30, 2009 and March 31, 2009, respectively.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will be no longer be designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in Accumulated other comprehensive income (AOCI) would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $11 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedge (in millions).

Gain or (Loss)
Recognized in Income
		Gain (Loss)	(Ineffective Portion and Amount
	Gain (Loss)	Reclassified from	Excluded from
	Recognized in OCI	AOCI into Income	Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2009	June 30, 2009

Energy contracts	$9	$(1)	$2
Interest rate swaps	$1	$—	$—

Gain or (Loss)
Recognized in Income
		Gain (Loss)	(Ineffective Portion and Amount
	Gain (Loss)	Reclassified from	Excluded from
	Recognized in OCI	AOCI into Income	Effectiveness Testing)
	Three Months Ended	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2008	June 30, 2008

Energy contracts	$10	$(3)	$—
Interest rate swaps	$6	$—	$—

Derivative Instruments Not Designated as Hedges

We use aluminum forward contracts and options to hedge our exposure to changes in the LME price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. In addition, transactions with certain customers meet the definition of a derivative under FASB 133 and are recognized as assets or liabilities at fair value on the accompanying condensed consolidated balance sheets. As of June 30, 2009 and March 31, 2009, we had 362 kt and 294 kt, respectively, of outstanding aluminum contracts not designated as hedges.

We have an embedded derivative which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain of our operations. As of June 30, 2009 and March 31, 2009, we had outstanding currency exchange contracts with a total notional amount of $1.3 billion and $1.4 billion, respectively, not designated as hedges.

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of June 30, 2009 and March 31, 2009, we had $10 million and $10 million, respectively, of outstanding interest rate swaps that were not designated as hedges.

We use heating oil swaps and natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of June 30, 2009 and March 31, 2009, we had 3.3 million gallons and 3.4 million gallons, respectively, of heating oil swaps and 2.8 million MMBTUs and 3.8 million MMBTUs, respectively, of natural gas that were not designated as hedges.

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments under FASB 133. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying condensed consolidated statement of operations.

The following table summarizes the gains (losses) recognized in current period earnings (in millions).

	Three Months Ended
	June 30,
	2009	2008

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$48	$22
Currency exchange contracts	22	32
Energy contracts	—	7

Gain (loss) recognized	70	61
Derivative Instruments Designated as Cash Flow Hedges
Interest rate swaps	—	—
Electricity swap	2	4

Gain (loss) on change in fair value of derivative instruments, net	$72	$65

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including:

•	certain of our wholly-owned and majority-owned subsidiaries; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation under FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.

In the case of our wholly-owned subsidiaries, the indebtedness guaranteed is for trade accounts payable to third parties. Some have annual terms subject to renewal while others have no expiration and have termination notice requirements. For our majority-owned subsidiaries, the indebtedness guaranteed is for short-term loan, overdraft and other debt facilities with financial institutions, which are currently scheduled to expire during the first half of fiscal 2010. Neither Novelis Inc. nor any of our subsidiaries or non-consolidated affiliates holds any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Since we consolidate wholly-owned and majority-owned subsidiaries in our condensed consolidated financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our condensed consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness of others as of June 30, 2009 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of June 30, 2009.

	Maximum	Liability
	Potential Future	Carrying
	Payment	Value

Wholly-owned Subsidiaries	$45	$7
Aluminium Norf GmbH	$14	$—

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2009 and March 31, 2009, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. During the three months ended June 30, 2009, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the three months ended June 30, 2009, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2009.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the three months ended June 30, 2009.

We adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (FASB 160). FASB 160 establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the condensed consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of condensed consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the condensed consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. We adopted FASB 160 effective April 1, 2009, and applied this standard prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of FASB 160 did not have a significant impact on our condensed consolidated financial statements.

We adopted FASB Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Staff Position No. 107-1 (FSP FAS 107-1) and APB Opinion 28-1 (APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends FASB 107 and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance in accordance with FASB No. 157,

Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Staff Position No. 115-2 (FSP FAS 115-2) and FASB Staff Position No. 124-2 (FSP FAS 124-2), Recognition of Other-than-Temporary-Impairments. FSP FAS No. 115-2 and FSP FAS No. 124-2 amends the other-than-temporary impairment guidance in GAAP for debt and equity securities. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Statement No. 141 (Revised), Business Combinations (FASB 141(R)) which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141(R) also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. We will apply this new standard prospectively to business combinations occurring after March 31, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FASB 141(R) amends certain provisions of FASB 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FASB 141(R) would also apply the provisions of FASB 141(R). This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS No. 141(R)-1). This pronouncement amends FASB 141(R) to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with FASB 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. As the provisions of FSP FAS No. 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on condensed consolidated financial position, results of operations and cash flows cannot be determined until the transactions occur.

We adopted the Emerging Issues Task Force (EITF) Issue No. 08-06, Equity Method Investment Accounting Considerations (EITF 08-06). EITF 08-6 address questions that have arisen about the application of the equity method of accounting for investments acquired after the effective date of both FASB 141(R) and FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. EITF 08-06 clarifies how to account for certain transactions involving equity method investments. EITF 08-6 is effective on a prospective basis. This standard had no impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of June 30, 2009, as adoption is not required until future reporting periods.

In June 2009, the FASB issued statement No. 167, Amendments to FASB Interpretation No. 46(R) (FASB 167). FASB 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)), as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) clarify questions about the application of certain key provisions of

FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. FASB 167 will be effective for fiscal years ending after November 15, 2009. We do not anticipate this standard will have any impact on our consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP No. 132(R)-1). FSP No. 132(R)-1 requires that an employer disclose the following information about the fair value of plan assets: (1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP No. 132(R)-1 will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of FSP No. 132(R)-1 would not be required for earlier periods that are presented for comparative purposes. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

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

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the capacity and effectiveness of our metal hedging activities, including our internal used beverage cans (UBCs) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Rio Tinto Alcan;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	the impact of restructuring efforts in the future;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions including further deterioration in the global economy;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the effect of taxes and changes in tax rates.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2009 condensed consolidated balance sheet.

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

Aluminum

Most of our business is conducted under a conversion model that allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium” based on the conversion cost to produce the rolled product and the competitive market conditions for that product.

When we enter into agreements with our customers that fix the selling price of our products for future delivery, we are exposed to rising aluminum prices. We may not be able to purchase the aluminum necessary to fulfill the order at the same price which we have committed to our customer. We hedge this risk by purchasing LME futures contracts. We expect the gain or loss on the settlement of the derivative to offset increases or decreases in the purchase price of aluminum. These hedges, which comprise the majority of our aluminum derivatives, generate losses in periods of decreasing aluminum prices.

Metal price lag exposes us to potential losses in periods of falling aluminum prices. We sell short-term LME futures contracts to reduce our exposure to this risk. We expect the gain or loss on the settlement of the derivative to offset the effect of changes in aluminum prices on future product sales. These hedges generally generate losses in periods of increasing aluminum prices.

In addition, we have a sales contract which contains a ceiling over which metal prices cannot be contractually passed through to a certain customer. As a result, we were unable to pass through the complete increase in metal prices for sales under this contract and this negatively impacted our margins when the metal price was above the ceiling price. As result of falling LME prices and based upon a June 30, 2009 aluminum price of $1,616 per tonne, there is no unfavorable revenue or cash flow impact estimated through December 31, 2009 when these contracts expire.

We employ three strategies to mitigate our risk of rising metal prices that we cannot pass through to certain customers due to metal price ceilings. First, we maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil. Second, we rely on the output from our recycling operations which utilize UBCs. Both of these sources of aluminum supply have historically provided a benefit as these sources of metal are typically less expensive than purchasing aluminum from third party suppliers. We refer to these two sources as our internal hedges.

Beyond our internal hedges described above, our third strategy to mitigate the risk of loss or reduced profitability associated with the metal price ceilings is to purchase derivative instruments on projected aluminum volume requirements above our assumed internal hedge position. We purchased forward derivative instruments to hedge our exposure to further metal price increases.

Sensitivities

We estimate that a 10% decline in LME aluminum prices would result in a $40 million pre-tax loss related to the change in fair value of our aluminum contracts as of June 30, 2009.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the quarter ended June 30, 2009, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of June 30, 2009, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2009 given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in	Change in
	Price	Fair Value

Electricity	(10)%	$(3)
Natural Gas	(10)%	(1)
Heating Oil	(10)%	(1)

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

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 11 — Financial Instruments and Commodity Contracts.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2009 given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Euro	10%	$(33)
Korean won	(10)%	(4)
Brazilian real	(10)%	(11)
British pound	10%	2
Canadian dollar	(10)%	(2)
Swiss franc	(10)%	(2)

Loans to and investments in European operations have been hedged with EUR 135 million of cross-currency swaps. We designated these as net investment hedges. While this has no impact on our cash flows, subsequent changes in the value of currency related derivative instruments that are not designated as hedges are recognized in Gain (loss) on change in fair value of derivative instruments, net in our condensed consolidated statement of operations.

We estimate that a 10% increase in the value of the euro against the US Dollar would result in a $22 million potential pre-tax loss on these derivatives as of June 30, 2009.

Interest Rate Risks

As of June 30, 2009, approximately 79% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of June 30, 2009, which includes $459 million of term loan debt and other variable rate debt of $362 million, our annual pre-tax income would be reduced by approximately $1 million.

From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 6 — Debt for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2009 given a 10% change in the benchmark USD LIBOR interest rate ($ in millions).

	Change in	Change in
	Rate	Fair Value

Interest Rate Contracts
North America	(10)%	$(2)
Asia	(10)%	—

Item 4.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2009, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of June 30, 2009. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2009, because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that the Company’s unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (GAAP).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Existing as of June 30, 2009 and Remediation Plan

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of June 30, 2009, we did not maintain effective controls over the application of purchase accounting for an equity method investee including related income tax accounts. Specifically, our controls did not ensure the accuracy and validity of our purchase accounting adjustments for an equity method investee. This control deficiency resulted in adjustments affecting the period May, 15, 2007 through March 31, 2008 identified in Note 3 — Restatement of Financial Statements in the consolidated and combined financial statements included in our Form 10-K/A filed with the SEC on August 11, 2008.

Additionally, this control deficiency could result in a material misstatement of our Investment in and advances to non-consolidated affiliates and Equity in net (income) loss of non-consolidated affiliates in the accompanying condensed consolidated financial statements that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

2. Management re-evaluated all accounting and financial reporting controls for purchase accounting and equity method investees, including related income tax accounts. This aspect of our remediation plan has been completed.

3. Training sessions were conducted for key financial and tax personnel regarding equity method accounting and related income tax accounting matters. This aspect of our remediation plan has been completed.

4. Management is transitioning certain purchase accounting responsibilities to our regional financial personnel, including tax personnel, and developing procedures to monitor the ongoing activity of this entity. This aspect of our remediation plan has not yet been completed.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

As part of our ongoing evaluation of our operations, we may undertake additional restructuring efforts in the future which could in some instances result in significant severance-related costs, environmental remediation expenses and impairment and other restructuring charges.

We recorded restructuring charges of $95 million for the year ended March 31, 2009 and $7 million for the year ended March 31, 2008. During this two year period we announced, among others, the following restructuring actions and programs:

•	ceasing production of commercial grade alumina at our Ouro Preto facility in Brazil;

•	the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K.;

•	a restructuring plan to streamline our operations at our Rugles facility located in Upper Normandy, France;

•	a voluntary separation program for salaried employees in North America and the corporate office aimed at reducing staff levels;

•	a voluntary retirement program in Asia; and

•	the closure of our light gauge converter products facility in Louisville, Kentucky.

We may take additional restructuring actions in the future. In particular, we expect to continue to evaluate our primary aluminum business in light of current market conditions, including our South American operations, which include two rolling plants in Brazil along with two smelters, bauxite mines and power generation facilities. Any additional restructuring efforts could result in significant severance-related costs, environmental remediation expenses, impairment charges, restructuring charges and related costs and expenses, which could adversely affect our profitability and cash flows.

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))

Exhibit
No.		Description

3.2		Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
10	.1*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009) (File No. 001-32312))
10	.2*	Change in Control Agreement between Novelis and Philip Martens, dated April 16, 2009
10	.3*	Separation and Release Agreement between Novelis and Martha Brooks, dated May 8, 2009
10	.4*	Novelis Long-Term Incentive Plan for Fiscal Years 2010 — 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
10	.5*	Novelis Annual Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
10	.6*	Form Change in Control Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
10	.7*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
10	.8*	Termination of Employment Agreement between Novelis AG and Arnaud deWeert, dated June 26, 2009 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Robert P. Nelson
Robert P. Nelson
Vice President Finance — Controller
(Principal Accounting Officer)

Date: August 3, 2009

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2		Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
10	.1*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009) (File No. 001-32312))
10	.2*	Change in Control Agreement between Novelis and Philip Martens, dated April 16, 2009
10	.3*	Separation and Release Agreement between Novelis and Martha Brooks, dated May 8, 2009
10	.4*	Novelis Long-Term Incentive Plan for Fiscal Years 2010 — 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
10	.5*	Novelis Annual Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
10	.6*	Form Change in Control Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
10	.7*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
10	.8*	Termination of Employment Agreement between Novelis AG and Arnaud deWeert, dated June 26, 2009 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 1, 2009) (File No. 001-32312))
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.