Form 10-Q
period 2009-09-30
Novelis Inc.
filed 2009-11-03
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of October 31, 2009, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$2,181	$2,959	$4,141	$6,062

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,728	2,791	3,261	5,622
Selling, general and administrative expenses	83	89	161	173
Depreciation and amortization	92	107	192	223
Research and development expenses	9	10	17	22
Interest expense and amortization of debt issuance costs	44	46	87	91
Interest income	(3)	(5)	(6)	(10)
(Gain) loss on change in fair value of derivative instruments, net	(80)	185	(152)	120
Restructuring charges, net	3	—	6	(1)
Equity in net (income) loss of non-consolidated affiliates	10	(2)	20	—
Other (income) expenses, net	(6)	10	(19)	33

	1,880	3,231	3,567	6,273

Income (loss) before income taxes	301	(272)	574	(211)
Income tax provision (benefit)	87	(168)	199	(133)

Net income (loss)	214	(104)	375	(78)
Net income attributable to noncontrolling interests	19	—	37	2

Net income (loss) attributable to our common shareholder	$195	$(104)	$338	$(80)

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	September 30,	March 31,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$246	$248
Accounts receivable (net of allowances of $4 and $2 as of September 30, 2009 and March 31, 2009, respectively)
— third parties	1,206	1,049
— related parties	13	25
Inventories	929	793
Prepaid expenses and other current assets	50	51
Fair value of derivative instruments	171	119
Deferred income tax assets	37	216

Total current assets	2,652	2,501
Property, plant and equipment, net	2,769	2,799
Goodwill	611	582
Intangible assets, net	786	787
Investment in and advances to non-consolidated affiliates	764	719
Fair value of derivative instruments, net of current portion	48	72
Deferred income tax assets	5	4
Other long-term assets
— third parties	95	80
— related parties	24	23

Total assets	$7,754	$7,567

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$49	$51
Short-term borrowings	177	264
Accounts payable
— third parties	881	725
— related parties	55	48
Fair value of derivative instruments	145	640
Accrued expenses and other current liabilities	428	516
Deferred income tax liabilities	12	—

Total current liabilities	1,747	2,244
Long-term debt, net of current portion
— third parties	2,596	2,417
— related parties	—	91
Deferred income tax liabilities	518	469
Accrued postretirement benefits	528	495
Other long-term liabilities	354	342

Total liabilities	5,743	6,058

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of September 30, 2009 and March 31, 2009	—	—
Additional paid-in capital	3,497	3,497
Accumulated deficit	(1,592)	(1,930)
Accumulated other comprehensive loss	(22)	(148)

Total Novelis shareholder’s equity	1,883	1,419
Noncontrolling interests	128	90

Total equity	2,011	1,509

Total liabilities and shareholder’s equity	$7,754	$7,567

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Six Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$375	$(78)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	192	223
(Gain) loss on change in fair value of derivative instruments, net	(152)	120
Deferred income taxes	196	(183)
Write-off and amortization of fair value adjustments, net	(98)	(124)
Equity in net (income) loss of non-consolidated affiliates	20	—
Foreign exchange remeasurement of debt	(15)	17
Gain on reversal of accrued legal claim	—	(26)
Other, net	5	3
Changes in assets and liabilities:
Accounts receivable	(97)	(183)
Inventories	(84)	(71)
Accounts payable	109	(24)
Other current assets	4	(25)
Other current liabilities	(4)	(74)
Other noncurrent assets	(14)	9
Other noncurrent liabilities	27	26

Net cash provided by (used in) operating activities	464	(390)

INVESTING ACTIVITIES
Capital expenditures	(46)	(70)
Proceeds from sales of assets	4	2
Changes to investment in and advances to non-consolidated affiliates	2	13
Proceeds from related party loans receivable, net	14	13
Net proceeds (outflow) from settlement of derivative instruments	(416)	94

Net cash provided by (used in) investing activities	(442)	52

FINANCING ACTIVITIES
Proceeds from issuance of debt, third parties	177	—
Proceeds from issuance of debt, related parties	3	—
Principal payments, third parties	(16)	(7)
Principal payments, related parties	(94)	—
Short-term borrowings, net	(96)	263
Dividends, noncontrolling interest	(13)	(5)

Net cash provided by (used in) financing activities	(39)	251

Net decrease in cash and cash equivalents	(17)	(87)
Effect of exchange rate changes on cash balances held in foreign currencies	15	(20)
Cash and cash equivalents — beginning of period	248	326

Cash and cash equivalents — end of period	$246	$219

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(In millions, except number of shares)

	Novelis Inc. Shareholder
					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive	Non-
	Common Stock		Paid-in	(Accumulated	Income (Loss)	controlling	Total
	Shares	Amount	Capital	Deficit)	(AOCI)	Interests	Equity

Balance as of March 31, 2009	77,459,658	$—	$3,497	$(1,930)	$(148)	$90	$1,509
Net income attributable to our common shareholder	—	—	—	338	—	—	338
Net income attributable to noncontrolling interests	—	—	—	—	—	37	37
Currency translation adjustment, net of tax provision of $6 included in AOCI	—	—	—	—	124	14	138
Change in fair value of effective portion of hedges, net of tax benefit of $2 included in AOCI	—	—	—	—	(2)	—	(2)
Postretirement benefit plans:
Change in pension and other benefits, net of tax provision of $2 included in AOCI	—	—	—	—	4	—	4
Noncontrolling interests’ cash dividends	—	—	—	—	—	(13)	(13)

Balance as of September 30, 2009	77,459,658	$—	$3,497	$(1,592)	$(22)	$128	$2,011

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In millions)

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income	$195	$19	$214	$(104)	$—	$(104)

Other comprehensive income (loss):
Currency translation adjustment	74	7	81	(73)	(21)	(94)
Change in fair value of effective portion of hedges, net	(15)	—	(15)	(16)	—	(16)
Postretirement benefit plans:
Change in pension and other benefits	3	—	3	2	—	2

Other comprehensive income (loss) before income tax effect	62	7	69	(87)	(21)	(108)
Income tax provision (benefit) related to items of other comprehensive income (loss)	(2)	—	(2)	(6)	—	(6)

Other comprehensive income (loss), net of tax	64	7	71	(81)	(21)	(102)

Comprehensive income	$259	$26	$285	$(185)	$(21)	$(206)

	Six Months Ended			Six Months Ended
	September 30, 2009			September 30, 2008
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income	$338	$37	$375	$(80)	$2	$(78)

Other comprehensive income (loss):
Currency translation adjustment	130	14	144	(63)	(23)	(86)
Change in fair value of effective portion of hedges, net	(4)	—	(4)	3	—	3
Postretirement benefit plans:
Change in pension and other benefits	6	—	6	2	—	2

Other comprehensive income (loss) before income tax effect	132	14	146	(58)	(23)	(81)
Income tax provision related to items of other comprehensive income (loss)	6	—	6	2	—	2

Other comprehensive income (loss), net of tax	126	14	140	(60)	(23)	(83)

Comprehensive income	$464	$51	$515	$(140)	$(21)	$(161)

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the beverage and food can, transportation, construction and industrial, and foil products markets. As of September 30, 2009, we had operations on four continents: North America; Europe; Asia and South America, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities that supply our rolling plants in Brazil.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the United States Securities and Exchange Commission (SEC) on June 29, 2009, and updated on Form 8-K filed August 5, 2009 to reflect the revised presentation of noncontrolling interests. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. Further, in connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 3, 2009, the date these financial statements were issued.

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

Consolidation Policy

Our consolidated financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate all significant intercompany accounts and transactions from our financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

In August 2009, we announced the formation of a joint venture entity, Evermore Recycling LLC (Evermore), to procure used beverage cans in North America. We own 55.8% of this limited liability corporation and have consolidated the results effective August 11, 2009. The results of Evermore were immaterial for the three and six months ended September 30, 2009.

Reclassifications and Adjustment

Certain reclassifications of prior period amounts and presentation have been made to conform to the presentation adopted for the current period.

During the second quarter of fiscal 2010, we identified an immaterial error in our consolidated annual and interim financial statements included in previously filed Forms 10-Q and Forms 10-K for fiscal 2008 and 2009. The error relates to deferred income taxes recorded in connection with purchase accounting in South America. We believe the correction of this error to be both quantitatively and qualitatively immaterial to our projected annual results for fiscal 2010 or to any of our previously issued financial statements. As a result, we did not adjust any prior period amounts. There was no impact to income (loss) before income taxes and noncontrolling interest share or cash flows from operating activities for any periods. We have reflected the correction of this error in the interim financial statements for the second quarter of 2010. As of and for the quarter ended September 30, 2009, the impact of the correction was an increase to goodwill of $29 million, an increase to deferred tax liabilities of $25 million and a reduction of our income tax expense of $4 million. Due to the fact that our South American subsidiaries are US dollar functional, the deferred tax liabilities fluctuate with changes in the exchange rate and are recorded as increases or decreases to income tax expense.

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the six months ended September 30, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (ASC) (Codification) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. As the codification is not intended to change or alter existing US GAAP, this standard had no impact on the Company’s financial position or results of operations.

We adopted the authoritative guidance in ASC 855, Subsequent Events, (prior authoritative literature: FASB Statement No. 165, Subsequent Events) which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 810, Consolidation, (prior authoritative literature: FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the condensed consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of condensed consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the condensed consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. We adopted this accounting standard effective April 1, 2009, and applied this standard prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

We adopted the authoritative guidance in ASC 350, Intangibles — Goodwill and Other, (prior authoritative literature: FASB Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets) which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The accounting standard also requires expanded disclosure related to the determination of intangible asset useful lives. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 820, Fair Value Measurements and Disclosures, (prior authoritative literature: FASB Staff Position No. 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments; FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) which requires disclosures about the fair value of financial instruments for interim reporting periods. This codification also provides additional guidance in determining fair value when the volume and level of activity for the asset or liability has significantly decreased. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 320, Investments — Debt and Equity Securities, (prior authoritative literature: FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, Recognition of Other-than-Temporary-Impairments) which amends the other-than-temporary impairment guidance in GAAP for debt and equity securities. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 805, Business Combinations, (prior authoritative literature: FASB Statement No. 141 (Revised), Business Combinations; FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies) (ASC 805) which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. ASC 805 also clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be reasonably estimated. We will apply ASC 805 prospectively to business combinations occurring after March 31, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. This standard amends certain provisions of preexisting tax guidance such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this business combination guidance would also apply the provisions of this standard. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 323, Investments — Equity Method and Joint Ventures, (prior authoritative literature: Emerging Issues Task Force Issue No. 08-06, Equity Method Investment Accounting Considerations) which addresses questions that have arisen about the application of the equity method of accounting for investments acquired after the effective date of newly issued business combination standards and non-controlling interest standards. This accounting standard clarifies how to account for certain transactions involving equity method investments, and is effective on a prospective basis. This standard had no impact on our consolidated financial position, results of operations and cash flows.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of September 30, 2009, as adoption is not required until future reporting periods.

In June 2009, the FASB issued statement No. 167, Amendments to FASB Interpretation No. 46(R) (FASB 167). FASB 167 has not been incorporated by the FASB into the Codification as the guidance is not yet effective and early adoption is prohibited. FASB 167 is intended (1) to address the effects on certain provisions of the accounting standard dealing with consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) to clarify questions about the application of certain key provisions related to consolidation of variable interest entities, including those in which accounting and disclosures do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. FASB 167 will be effective for fiscal years ending after November 15, 2009. We do not anticipate this standard will have any impact on our consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued ASC 715, Compensation — Retirement Benefits, (prior authoritative literature: FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits) which requires that an employer disclose the following information about the fair value of plan assets: (1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This pronouncement will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of this standard would not be required for earlier periods that are presented for comparative purposes. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

2.	RESTRUCTURING PROGRAMS

There were no new restructuring actions initiated during fiscal 2010. Restructuring charges of $6 million on the condensed consolidated statement of operations for the six months ended September 30, 2009, consisted of the following: (1) $3 million in costs related to our Rogerstone facility, (2) $1 million in additional severance costs related to our Rugles facility and (3) $2 million in other items at other European facilities.

The following table summarizes our restructuring accrual activity by region (in millions).

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves

Balance as of March 31, 2009	$61	$16	$—	$2	$1	$80
Provisions (recoveries), net	3	—	—	—	—	3
Cash payments	(33)	(6)	—	(2)	(1)	(42)
Impact of exchange rate changes	7	—	—	1	—	8

Balance as of September 30, 2009	$38	$10	$—	$1	$—	$49

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Europe

Restructuring charges in the table above includes $1 million in additional severance costs at our Rugles facility, $1 million of environmental costs at our Borgo Franco plant and $1 million of other costs related primarily to the Rogerstone plant closure and the exit of certain activities at our Rugles and Ohle plants.

We made the following payments relating to preexisting restructuring programs in Europe: $24 million in severance payments, $7 million in payments for environmental remediation and $2 million of other payments related primarily to contract terminations.

At our Rogerstone facility, we also incurred a $2 million charge related to the write down of parts and supplies and approximately $1 million of on-going maintenance expense related to the shut-down. The $2 million write down is not included in the table above as it was reflected as a reduction to the appropriate balance sheet accounts. We expect to incur approximately $1 million in additional maintenance expenses at our Rogerstone facility through the end of fiscal 2010.

North America

We made $6 million in severance payments related to the voluntary and involuntary separation programs initiated in the third quarter of fiscal 2009.

South America

We made $1 million in severance payments and $1 million in payments related to other exit costs.

3.	INVENTORIES

Inventories consist of the following (in millions).

	September 30,	March 31,
	2009	2009

Finished goods	$226	$215
Work in process	375	296
Raw materials	242	207
Supplies	91	79

	934	797
Allowances	(5)	(4)

Inventories	$929	$793

4.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We have a variable interest in Logan Aluminum, Inc. (Logan). Based upon a previous restructuring program, Novelis acquired the right to use the excess capacity at Logan. To utilize this capacity, we installed and have sole ownership of a cold mill at the Logan facility which enabled us to have the ability to take the majority share of production and costs. These facts qualify Novelis as Logan’s primary beneficiary and this entity is consolidated for all periods presented. All significant intercompany transactions and balances have been eliminated.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated on our condensed consolidated balance sheets (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture.

	September 30,	March 31,
	2009	2009

Current assets	$70	$64
Total assets	$132	$124
Current liabilities	$(40)	$(35)
Total liabilities	$(142)	$(135)
Net carrying value	$(10)	$(11)

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$128	$167	$241	$324
Costs, expenses and provisions for taxes on income	131	146	247	288

Net income (loss)	$(3)	$21	$(6)	$36

The table below summarizes our incremental depreciation and amortization expense on our equity method investments due to the Arrangement.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Incremental depreciation and amortization expense	$12	$13	$24	$27
Tax benefit	(3)	(4)	(7)	(9)

Incremental depreciation and amortization expense, net	$9	$9	$17	$18

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Purchases of tolling services and electricity
Aluminium Norf GmbH(A)	$64	$74	$120	$147
Consorcio Candonga(B)	—	10	1	13

Total purchases from related parties	$64	$84	$121	$160

(A)	We purchase tolling services from Aluminium Norf GmbH.

(B)	We obtain electricity from Consorcio Candonga for our operations in South America.

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances with these non-consolidated affiliates.

	September 30,	March 31,
	2009	2009

Accounts receivable(A)	$13	$25
Other long-term receivables(A)	$24	$23
Accounts payable(B)	$55	$48

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

6.	DEBT

Debt consists of the following (in millions).

	September 30, 2009					March 31, 2009
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value

Third party debt:
Short term borrowings	2.09%		$177	$—	$177	$264	$—	$264
Novelis Inc.
11.5% Senior Notes, due February 2015	11.50%		185	(4)	181	—	—	—
7.25% Senior Notes, due February 2015	7.25%		1,124	44	1,168	1,124	47	1,171
Floating rate Term Loan Facility, due July 2014	2.25	%(C)	293	—	293	295	—	295
Novelis Corporation
Floating rate Term Loan Facility, due July 2014	2.27	%(C)	864	(50)	814	867	(54)	813
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 50 million)	7.50%		47	(3)	44	45	(3)	42
Capital lease obligation, due August 2011 (CHF 2 million)	2.49%		2	—	2	2	—	2
Novelis Korea Limited
Bank loan, due October 2010	3.00	%(C)	100	—	100	100	—	100
Bank loan, due February 2010 (Korean won (KRW) 50 billion)	3.81%		42	—	42	37	—	37
Bank loan, due May 2009 (KRW 10 billion)	7.47%		—	—	—	7	—	7
Other
Other debt, due December 2011 through December 2012	1.00%		1	—	1	1	—	1

Total debt — third parties			2,835	(13)	2,822	2,742	(10)	2,732
Less: Short term borrowings			(177)	—	(177)	(264)	—	(264)
Current portion of long term debt			(58)	9	(49)	(59)	8	(51)

Long-term debt, net of current portion — third parties:			$2,600	$(4)	$2,596	$2,419	$(2)	$2,417

Related party debt
Novelis Inc.
Unsecured credit facility — related party, due January 2015	13.00%		$—	$—	$—	$91	$—	$91

(A)	Interest rates are as of September 30, 2009 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement and the debt exchange completed in the fourth quarter of fiscal 2009.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. Additional floating rate Term Loan with a face value of $220 million issued in March 2009 was recorded at a fair value of $165 million. Additional 11.5% Senior Note with a face value of $185 million issued in August 2009 was recorded at fair value of $181 million (see 11.5% Senior Notes below).

(C)	Excludes the effect of related interest rate swaps and the effect of accretion of fair value.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized fair value adjustments and using rates of exchange as of September 30, 2009 for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2009	Amount

Within one year	$58
2 years	116
3 years	16
4 years	16
5 years	1,114
Thereafter	1,338

Total	$2,658

11.5% Senior Notes

On August 11, 2009, Novelis Inc. issued $185 million aggregate principal face amount of 11.5% senior unsecured notes at an effective rate of 12.0% (11.5% Senior Notes). The 11.5% Senior Notes were issued at a discount resulting in gross proceeds of $181 million. The net proceeds of this offering were used to repay a portion of the ABL Facility and $96 million outstanding under the unsecured credit facility from an affiliate of the Aditya Birla Group.

The 11.5% Senior Notes rank equally with all of our existing and future unsecured senior indebtedness, and are guaranteed, jointly and severally, on a senior unsecured basis, by the following:

•	all of our existing and future Canadian and U.S. restricted subsidiaries,

•	certain of our existing foreign restricted subsidiaries and

•	our other restricted subsidiaries that guarantee debt in the future under any credit facilities, provided that the borrower of such debt is our company or a Canadian or a U.S. subsidiary.

The 11.5% Senior Notes contain certain covenants and events of default, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. As of September 30, 2009, we are compliant with these covenants. Interest on the 11.5% Senior Notes is payable on February 15 and August 15 of each year, commencing on February 15, 2010. The notes will mature on February 15, 2015.

Senior Secured Credit Facilities

Our senior secured credit facilities consist of (1) a $1.16 billion seven year term loan facility maturing July 2014 (Term Loan facility) and (2) an $800 million five-year multi-currency asset-backed revolving credit line and letter of credit facility (ABL Facility). The senior secured credit facilities include certain affirmative and negative covenants. Under the ABL Facility, if our excess availability, as defined under the borrowing, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of September 30, 2009, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under the ABL Facility of $80 million. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.

Short-Term Borrowings and Lines of Credit

As of September 30, 2009, our short-term borrowings were $177 million consisting of (1) $166 million of short-term loans under the ABL Facility, (2) a $4 million short-term loan in Italy and (3) $7 million in bank

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

overdrafts. As of September 30, 2009, $31 million of the ABL Facility was utilized for letters of credit and we had $400 million in remaining availability under the ABL Facility before covenant related restrictions. The weighted average interest rate on our total short-term borrowings was 2.09% and 2.75% as of September 30, 2009 and March 31, 2009, respectively.

As of September 30, 2009, we had an additional $122 million outstanding under letters of credit in Korea not included in the ABL Facility.

Interest Rate Swaps

As of September 30, 2009, we have interest rate swaps to fix the variable LIBOR interest rate on $920 million of our floating rate Term Loan facility. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities. Interest rate swaps related to $400 million at an effective weighted average interest rate of 4.0% expire March 31, 2010. In January 2009, we entered into two interest rate swaps to fix the variable LIBOR interest rate on an additional $300 million of our floating Term Loan facility at a rate of 1.49%, plus any applicable margin. These interest rate swaps are effective from March 31, 2009 through March 31, 2011. In April 2009, we entered into an additional $220 million interest rate swap at a rate of 1.97%, which is effective through April 30, 2012.

We have a cross-currency interest rate swap in Korea to convert our $100 million variable rate bank loan to KRW 92 billion at a fixed rate of 5.44%. The swap expires October 2010, concurrent with the maturity of the loan.

As of September 30, 2009 approximately 84% of our debt was fixed rate and approximately 16% was variable rate.

7.	SHARE-BASED COMPENSATION

Total compensation expense related to share-based awards for the respective periods is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Novelis Long-Tem Incentive Plan 2009	$1	$—	$1	$—
Novelis Long-Tem Incentive Plan 2010	1	—	1	—

Total compensation expense	$2	$—	$2	$—

Novelis Long-Term Incentive Plan

In June 2009, our board of directors authorized the Novelis Long-Term Incentive Plan FY 2010 — FY 2013 (2010 LTIP) covering the performance period from April 1, 2009 through March 31, 2013. The terms of the 2010 LTIP are the same as the Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) approved in June 2008. Under the 2010 LTIP, phantom stock appreciation rights (SARs) are to be granted to certain of our executive officers and key employees. The SARs will vest at the rate of 25% per year, subject to performance criteria (see below) and expire seven years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise, where market values are denominated in Indian rupees and converted to the participant’s payroll currency at the time of exercise. The amount of cash paid is limited to (i) 2.5 times the target payout if exercised within one year of vesting or (ii) 3 times the target payout if exercised after one

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

year of vesting. The SARs do not transfer any shareholder rights in Hindalco to a participant. The SARs are classified as liability awards and are remeasured at fair value each reporting period until the SARs are settled.

The performance criterion for vesting is based on the actual overall Novelis operating earnings before interest, taxes, depreciation and amortization, as adjusted (adjusted Operating EBITDA) compared to the target adjusted Operating EBITDA established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target adjusted Operating EBITDA, at which point 75% of the SARs for that period would vest, with an equal pro rata amount of SARs vesting through 100% achievement of the target. Given that the performance criterion is based on an earnings target in a future period for each fiscal year, the grant date of the awards for accounting purposes is generally not established until the performance criterion has been defined. Accordingly, each of the four tranches associated with the 2010 LTIP and 2009 LTIP is deemed granted when the earnings target is determined.

The tables below show the SARs activity under our 2010 LTIP and 2009 LTIP.

			Weighted	Weighted Average	Aggregate
			Average	Remaining	Intrinsic
	Number of		Exercise Price	Contractual Term	Value (USD
2010 LTIP	SARs		(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2009	—		—	—	(B	)
Granted	13,459,711	(A)	85.79
Exercised	—		—		—
Forfeited/Cancelled	—		—
Expired	—		—

SARs outstanding as of September 30, 2009	13,459,711		85.79	6.74	$12

			Weighted	Weighted Average	Aggregate
			Average	Remaining	Intrinsic
	Number of		Exercise Price	Contractual Term	Value (USD
2009 LTIP	SARs		(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2009	20,606,906	(A)	60.05	6.22	(B	)
Granted	—		—
Exercised	—		—
Forfeited/Cancelled	(9,041,795)		—
Expired	—		—

SARs outstanding as of September 30, 2009	11,565,111		60.05	5.72	$17

(A)	Represents total SARs approved by the Board of Directors for grant. As noted above, due to the performance criterion based on a future earnings target, the amount deemed granted for accounting purposes is limited to the individual tranches subject to an established earnings target, which includes the current and prior fiscal years.

(B)	The aggregate intrinsic value is zero as the market value of a share of Hindalco stock was less than the SAR exercise price.

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Black-Scholes valuation method. We used historical stock price volatility data of Hindalco on the Bombay Stock Exchange to

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

determine expected volatility assumptions. The fair value of each SAR under the 2010 LTIP and 2009 LTIP was estimated as of September 30, 2009 using the following assumptions:

	2010 LTIP	2009 LTIP

Expected volatility	49.9 — 56.4%	54.0 — 57.1%
Weighted average volatility	53.0%	55.9%
Dividend yield	1.05%	1.05%
Risk-free interest rate	6.8 — 7.1%	6.61 — 6.93%
Expected life	3.7 — 5.2 years	3.2 — 4.2 years

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. Since the performance criteria for fiscal years 2011 through 2013 have not yet been established and therefore, measurement periods for SARs relating to those periods have not yet commenced, no compensation expense for those tranches has been recorded for the nine months ended September 30, 2009. No SARs were exercisable at September 30, 2009.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $14 million which is expected to be realized over a weighted average period of 4.16 years.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$8	$11	$16	$21
Interest cost	14	15	28	30
Expected return on assets	(10)	(13)	(20)	(26)
Amortization — (gains) losses	3	(1)	6	(1)
Curtailment/settlement losses	—	—	—	1

Net periodic benefit cost	$15	$12	$30	$25

	Other Benefits
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$1	$1	$3	$3
Interest cost	3	2	6	5
Amortization — (gains) losses	—	1	—	1
Curtailment/settlement losses	—	—	—	(2)

Net periodic benefit cost	$4	$4	$9	$7

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The expected long-term rate of return on plan assets is 6.7% in fiscal 2010.

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland, Malaysia and Brazil. We contributed the following amounts to all plans, including the Rio Tinto Alcan plans, that cover our employees (in millions).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Funded pension plans	$9	$7	$12	$11
Unfunded pension plans	4	4	8	8
Savings and defined contribution pension plans	4	4	7	9

Total contributions	$17	$15	$27	$28

During the remainder of fiscal 2010, we expect to contribute an additional $33 million to our funded pension plans, $6 million to our unfunded pension plans and $9 million to our savings and defined contribution plans.

9.	CURRENCY (GAINS) LOSSES

The following currency (gains) losses are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net (gain) loss on change in fair value of currency derivative instruments(A)	$(29)	$(7)	$(51)	$(39)
Net (gain) loss on remeasurement of monetary assets and liabilities(B)	(3)	36	(7)	56

	$(32)	$29	$(58)	$17

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expenses, net.

The following currency gains (losses) are included in Accumulated other comprehensive income (loss), net of tax. (in millions).

	Six Months Ended	Year Ended
	September 30, 2009	March 31,2009

Cumulative currency translation adjustment — beginning of period	$(78)	$85
Effect of changes in exchange rates	138	(163)

Cumulative currency translation adjustment — end of period	$60	$(78)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

10.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

The fair values of our financial instruments and commodity contracts as of September 30, 2009 and March 31, 2009 are as follows (in millions):

	September 30, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$(1)	$(27)	$(28)
Interest rate swaps	—	1	(13)	—	(12)
Electricity swap	—	—	(6)	(15)	(21)

Total derivatives designated as hedging instruments	—	1	(20)	(42)	(61)

Derivatives not designated as hedging instruments:
Aluminum contracts	130	19	(84)	(3)	62
Currency exchange contracts	40	27	(37)	(7)	23
Energy contracts	1	1	(4)	—	(2)

Total derivatives not designated as hedging instruments	171	47	(125)	(10)	83

Total derivative fair value	$171	$48	$(145)	$(52)	$22

	March 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(11)	$(11)
Interest rate swaps	—	—	(13)	—	(13)
Electricity swap	—	—	(6)	(12)	(18)

Total derivatives designated as hedging instruments	—	—	(19)	(23)	(42)

Derivatives not designated as hedging instruments:
Aluminum contracts	99	41	(532)	(13)	(405)
Currency exchange contracts	20	31	(77)	(12)	(38)
Energy contracts	—	—	(12)	—	(12)

Total derivatives not designated as hedging instruments	119	72	(621)	(25)	(455)

Total derivative fair value	$119	$72	$(640)	$(48)	$(497)

(A)	The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We had cross-currency swaps of Euro 135 million as of September 30, 2009 and March 31, 2009, designated as net investment hedges. The effective portion of the change in fair value of the derivative is included in Other comprehensive income (loss) (OCI), as a part of Currency translation adjustments. The ineffective portion of gain or loss on derivatives is included in (Gain) loss on change in fair value of derivative instruments, net.

For our currency exchange contracts designated as net investment hedges, we recognized a $5 million loss and a $21 million loss in OCI for the three months and six months ended September 30, 2009, respectively. We recognized gains of $81 and $120 million in OCI for the three and six months ended September 30, 2008, respectively.

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge of our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into (Gain) loss on change in fair value of derivatives, net in our accompanying condensed consolidated statements of operations. As of September 30, 2009, the outstanding portion of this swap includes 1.8 million megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into Interest expense and amortization of debt issuance costs in our accompanying condensed consolidated statements of operations. We had $910 million and $690 million of outstanding interest rate swaps designated as cash flow hedges as of September 30, 2009 and March 31, 2009, respectively.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in AOCI would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $23 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

Three Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from Accumulated		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Electricity swap	$(14)	$(13)	$1	$4	$—	$—
Interest rate swaps	$—	$1	$—	$—	$—	$—

Six Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from Accumulated		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Electricity swap	$(3)	$—	$2	$8	$2	$—
Interest rate swaps	$1	$11	$—	$—	$—	$—

Derivative Instruments Not Designated as Hedges

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying condensed consolidated statement of operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. In addition, transactions with certain customers meet the definition of a derivative under US GAAP and are recognized as assets or liabilities at fair value on the accompanying condensed consolidated balance sheets. As of September 30, 2009 and March 31, 2009, we had 225 kilotonnes (kt) and 294 kt, respectively, of outstanding aluminum contracts not designated as hedges.

We recognize a derivative position which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations. As of September 30, 2009 and March 31, 2009, we had outstanding currency exchange contracts with a total notional amount of $1.5 billion and $1.4 billion, respectively, not designated as hedges.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of September 30, 2009 and March 31, 2009, we had $11 million and $10 million, respectively, of outstanding interest rate swaps that were not designated as hedges.

We use heating oil swaps and natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of September 30, 2009 and March 31, 2009, we had 2.4 million gallons and 3.4 million gallons, respectively, of heating oil swaps and 4.3 million MMBTUs and 3.8 million MMBTUs, respectively, of natural gas that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

The following table summarizes the gains (losses) recognized in earnings (in millions).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$49	$(181)	$97	$(159)
Currency exchange contracts	29	7	51	39
Energy contracts	—	(16)	—	(9)

Gain (loss) recognized	78	(190)	148	(129)
Derivative Instruments Designated as Cash Flow Hedges
Interest rate swaps	—	—	—	—
Electricity swap	2	5	4	9

Gain (loss) on change in fair value of derivative instruments, net	$80	$(185)	$152	$(120)

11.	FAIR VALUE MEASUREMENTS

We record certain assets and liabilities, primarily derivative instruments, on our balance sheet at fair value. We also disclose the fair values of certain financial instruments, including debt and loans receivable, that are not recorded at fair value. Our objective in measuring fair value is to estimate an exit price in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads and nonperformance risk, including our own nonperformance risk, in measuring fair value. We use observable market inputs wherever possible. To the extent that observable market inputs are not available, our fair value measurements will reflect the assumptions we used. We grade the level of the inputs and assumptions used according to a three-tier hierarchy:

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following assets and liabilities are measured and recognized at fair value on a recurring basis (in millions).

	September 30, 2009
	Fair Value Measurements Using
	Level 1(A)	Level 2(B)	Level 3(C)	Total

Assets — Derivative instruments	$—	$219	$—	$219
Liabilities — Derivative instruments	$—	$(166)	$(31)	$(197)

	March 31, 2009
	Fair Value Measurements Using
	Level 1(A)	Level 2(B)	Level 3(C)	Total

Assets — Derivative instruments	$—	$191	$—	$191
Liabilities — Derivative instruments	$—	$(644)	$(44)	$(688)

We measure the fair value of the majority of our derivative contracts using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency forward contracts and certain energy-related forward contracts, including natural gas and heating oil contracts.

We classify the following derivative instruments in Level 3 of the valuation hierarchy. We have a highly customized electricity contract in a geographic region for which no active market exists. We value this contract using the observable market prices of similar contracts for nearby regions. We adjust these prices to account for geographical differences and structural differences in the terms of the contract. We also classify as Level 3 certain foreign exchange forward contracts between the USD and the BRL, and the USD and the KRW, for which the remaining time to maturity on the forward contract extends beyond the terms of quoted market prices.

We incurred unrealized losses of $5 million related to Level 3 financial instruments that were still held as of September 30, 2009. These unrealized losses are included in (Gain) loss on change in fair value of derivative instruments, net.

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)

Balance as of March 31, 2009	$(44)
Net realized/unrealized gains included in earnings(B)	15
Net realized/unrealized gains included in Other comprehensive income(C)	(9)
Net purchases, issuances and settlements	7
Net transfers in and/or (out) of Level 3	—

Balance as of September 30, 2009	$(31)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Financial Instruments Not Recorded at Fair Value

The table below presents the estimated fair value of certain financial instruments that are not recorded at fair value on a recurring basis (in millions). The table excludes short-term financial assets and liabilities for which we believe carrying value approximates fair value. The fair value of our letters of credit is based on the availability under such credit agreements.

	September 30 ,2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Long-term receivables from related parties	$24	$22	$23	$21
Liabilities
Long-term debt
Novelis Inc.
11.50% Senior Notes, due February 2015	181	192	—	—
7.25% Senior Notes, due February 2015	1,168	981	1,171	454
Floating rate Term Loan facility, due July 2014	293	228	295	200
Unsecured credit facility — related party, due January 2015	—	—	91	93
Novelis Corporation
Floating rate Term Loan facility, due July 2014	814	668	813	584
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (CHF 50 million)	44	39	42	36
Capital lease obligation, due August 2011 (CHF 2 million)	2	1	2	2
Novelis Korea Limited
Bank loan, due October 2010	100	92	100	83
Bank loan, due February 2010 (KRW 50 billion)	42	41	37	33
Bank loan, due May 2009 (KRW 10 billion)	—	—	7	7
Other
Other debt, due December 2011 through December 2012	1	1	1	1
Financial commitments
Letters of credit	—	153	—	134

12.	OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net is comprised of the following (in millions).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Exchange (gains) losses, net	$(3)	$36	$(7)	$56
(Gain) loss on reversal of accrued legal claim	—	(26)	—	(26)
Gain on disposal of property, plant and equipment, net	—	(1)	(1)	(2)
Gain on tax litigation settlement in Brazil	—	—	(6)	—
Other, net	(3)	1	(5)	5

Other (income) expenses, net	$(6)	$10	$(19)	$33

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

13.	INCOME TAXES

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Pre-tax income before equity in net loss of non-consolidated affiliates and noncontrolling interests	$311	$(274)	$594	$(211)

Canadian statutory tax rate	30%	31%	30%	31%

Provision at the Canadian statutory rate	93	(85)	178	(65)
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	8	(22)	20	(13)
Exchange remeasurement of deferred income taxes	13	(41)	36	(21)
Change in valuation allowances	2	15	3	18
Expense (income) items not subject to tax	(5)	10	(4)	6
Enacted statutory tax rate changes	—	2	—	2
Tax rate differences on foreign earnings	2	(54)	(9)	(68)
Uncertain tax positions, net	(26)	—	(25)	1
Other — net	—	7	—	7

Provision	$87	$(168)	$199	$(133)

Effective tax rate	28%	61%	34%	63%

As of September 30, 2009, we had a net deferred tax liability of $488 million, including deferred tax assets of approximately $403 million for net operating loss and tax credit carryforwards. The carryforwards begin expiring in 2010 with some amounts being carried forward indefinitely. As of September 30, 2009, valuation allowances of $111 million had been recorded against net operating loss carryforwards and tax credit carryforwards, where it appeared more likely than not that such benefits will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the tax attribute carryforwards. Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.

During the three months ended September 30, 2009, the statute of limitations lapsed with respect to unrecognized tax benefits related to potential withholding taxes and cross-border intercompany pricing of services. As a result, we recognized a reduction in unrecognized tax benefits of $28 million, including a decrease in accrued interest of $5 million, recorded as a reduction to the income tax provision in the condensed consolidated statement of operations.

14.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Coca-Cola Lawsuit.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in Georgia state court. CCBSS is a

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached a soft toll agreement between the parties relating to the supply of aluminum can stock, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the “most favored nations” provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. However, we have concluded that a loss from the CCBSS litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe that there is a reasonable possibility of a loss from the lawsuit based on information available at this time. Novelis Corporation has filed its answer and the parties are proceeding with discovery.

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

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of September 30, 2009 will be approximately $49 million. Of this amount, $31 million is included in Other long-term liabilities, with the remaining $18 million included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of September 30, 2009. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Rio Tinto Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of September 30, 2009 and March 31, 2009, we had cash deposits aggregating approximately $44 million and $30 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $8 million to $121 million as of September 30, 2009. In total, these reserves approximate $142 million as of September 30, 2009 and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheet.

On May 28, 2009, the Brazilian government passed a law allowing taxpayers to settle certain federal tax disputes with the Brazilian tax authorities, including disputes relating to a Brazilian national tax on manufactured products, through an installment program. Pursuant to the installment plan, companies can elect to (a) pay the principal amount of the disputed tax amounts over a near-term period (e.g., 1-60 monthly installments) and receive a 35-45% discount on the interest and 80-100% discount on the penalties owed, (b) pay the principal and interest over a medium-term period (e.g., 60-120 monthly installments) and receive a 30-35% discount on the interest and 70-80% discount on the penalties owed, or (c) pay the full amount of the disputed tax amounts, including interest and penalties, over a longer-term period (e.g., 120-180 monthly installments) and receive a 25-30% discount on the interest and 60-70% discount on the penalties owed. Novelis joined the installment plan and now has until November 30, 2009 to choose, in addition to IPI repayment terms, the tax disputes that it will elect to settle.

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including certain of our wholly-owned subsidiaries and Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation.

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

The following table discloses information about our obligations under guarantees of indebtedness of others as of September 30, 2009 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of September 30, 2009.

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$43	$5
Aluminium Norf GmbH	$15	$—

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

We measure the profitability and financial performance of our operating segments based on Segment income. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (k) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

The tables below show selected segment financial information (in millions).

Selected Segment Financial Information

						Adjustment to
						Eliminate
	North			South	Corporate	Proportional
Total Assets	America	Europe	Asia	America	and Other	Consolidation	Total

September 30, 2009	$2,714	$2,997	$881	$1,422	$39	$(308)	$7,745
March 31, 2009	$2,973	$2,750	$732	$1,296	$50	$(234)	$7,567

Comparison of Three Month Data:

						Adjustment to
						Eliminate
Selected Operating Results	North			South	Corporate	Proportional
Three Months Ended September 30, 2009	America	Europe	Asia	America	and Other	Consolidation	Total

Net sales	$822	$735	$382	$252	$—	$(10)	$2,181
Depreciation and amortization	39	46	12	15	1	(21)	92
Capital expenditures	7	11	2	5	—	(3)	22

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

						Adjustment to
						Eliminate
Selected Operating Results	North			South	Corporate	Proportional
Three Months Ended September 30, 2008	America	Europe	Asia	America	and Other	Consolidation	Total

Net sales	$1,111	$1,097	$458	$300	$—	$(7)	$2,959
Depreciation and amortization	41	54	13	19	—	(20)	107
Capital expenditures	10	17	6	9	1	(6)	37

Comparison of Six Month Data:

						Adjustment to
						Eliminate
Selected Operating Results	North			South	Corporate	Proportional
Six Months Ended September 30, 2009	America	Europe	Asia	America	and Other	Consolidation	Total

Net sales	$1,589	$1,400	$708	$456	$—	$(12)	$4,141
Depreciation and amortization	80	94	23	33	2	(40)	192
Capital expenditures	13	22	5	12	—	(6)	46

						Adjustment to
						Eliminate
Selected Operating Results	North			South	Corporate	Proportional
Six Months Ended September 30, 2008	America	Europe	Asia	America	and Other	Consolidation	Total

Net sales	$2,194	$2,315	$968	$595	$—	$(10)	$6,062
Depreciation and amortization	83	117	28	36	1	(42)	223
Capital expenditures	17	36	11	15	1	(10)	70

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table shows the reconciliation from income from reportable segments to Net income attributable to our common shareholder (in millions).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

North America	$75	$2	$132	$44
Europe	60	62	93	173
Asia	48	(3)	86	28
South America	36	48	47	95
Corporate and other(A)	(19)	(20)	(34)	(33)
Depreciation and amortization	(92)	(107)	(192)	(223)
Interest expense and amortization of debt issuance costs	(44)	(46)	(87)	(91)
Interest income	3	5	6	10
Unrealized gains (losses) on change in fair value of derivative instruments, net(B)	254	(221)	553	(201)
Adjustment to eliminate proportional consolidation	(17)	(18)	(33)	(36)
Restructuring recoveries (charges), net	(3)	—	(6)	1
Other costs, net	—	26	9	22

Income (loss) before income taxes	301	(272)	574	(211)
Income tax provision (benefit)	87	(168)	199	(133)

Net income (loss)	214	(104)	375	(78)
Net income attributable to noncontrolling interests	19	—	37	2

Net income (loss) attributable to our common shareholder	$195	$(104)	$338	$(80)

(A)	Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. It also includes realized gains (losses) on corporate derivative instruments.

(B)	Unrealized gains (losses) on change in fair value of derivative instruments, net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments, net on our condensed consolidated statements of operations.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Gain (loss) on change in fair value of derivative instruments, net is as follows (in millions):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Realized gains (losses) included in segment income	$(174)	$36	$(402)	$81
Realized gains (losses) on corporate derivative instruments	—	—	1	—
Unrealized gains (losses)	254	(221)	553	(201)

Gains (losses) on change in fair value of derivative instruments, net	$80	$(185)	$152	$(120)

Information about Major Customers and Primary Supplier

The table below shows our net sales to Rexam Plc (Rexam) and Anheuser-Busch Companies (Anheuser-Busch), our two largest customers, as a percentage of total Net sales.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Rexam	16%	17%	18%	16%
Anheuser-Busch	11%	7%	11%	7%

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table shows our purchases from Rio Tinto Alcan as a percentage of our total combined primary metal purchases.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Purchases from Rio Tinto Alcan as a percentage of total	45%	36%	41%	35%

16.	SUPPLEMENTAL INFORMATION

Accumulated other comprehensive income (loss) consists of the following (in millions).

	September 30,	March 31,
	2009	2009

Currency translation adjustment	$62	$(62)
Fair value of effective portion of hedges	(21)	(19)
Pension and other benefits	(63)	(67)

Accumulated other comprehensive income (loss)	$(22)	$(148)

Supplemental cash flow information (in millions):

	Six Months Ended
	September 30,
	2009	2008

Interest paid	$78	$82
Income taxes paid	$13	$67

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

17.	SUPPLEMENTAL GUARANTOR INFORMATION

In connection with the issuance of our 7.25% Senior Notes and our 11.5% Senior Notes, certain of our wholly-owned subsidiaries, which are 100% owned within the meaning of Rule 3-10(h)(1) of Regulation S-X, provided guarantees. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S., the U.K., Brazil, Portugal, Luxembourg and Switzerland, as well as certain businesses in Germany. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Senior Notes.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$218	$1,743	$606	$(386)	$2,181

Cost of goods sold (exclusive of depreciation and amortization shown below)	193	1,408	513	(386)	1,728
Selling, general and administrative expenses	9	59	15	—	83
Depreciation and amortization	1	67	24	—	92
Research and development expenses	6	2	1	—	9
Interest expense and amortization of debt issuance costs	29	29	2	(16)	44
Interest income	(17)	(2)	—	16	(3)
(Gain) loss on change in fair value of derivative instruments, net	(1)	(71)	(8)	—	(80)
Restructuring charges, net	—	1	2	—	3
Equity in net (income) loss of non-consolidated affiliates	(158)	10	—	158	10
Other (income) expenses, net	(8)	17	(15)	—	(6)

	54	1,520	534	(228)	1,880

Income (loss) before income taxes	164	223	72	(158)	301
Income tax provision (benefit)	(31)	103	15	—	87

Net income (loss)	195	120	57	(158)	214
Less: Net income (loss) attributable to noncontrolling interests	—	—	19	—	19

Net income (loss) attributable to our common shareholder	$195	$120	$38	$(158)	$195

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$389	$2,482	$767	$(679)	$2,959

Cost of goods sold (exclusive of depreciation and amortization shown below)	384	2,364	722	(679)	2,791
Selling, general and administrative expenses	6	62	21	—	89
Depreciation and amortization	6	77	24	—	107
Research and development expenses	7	3	—	—	10
Interest expense and amortization of debt issuance costs	29	37	7	(27)	46
Interest income	(22)	(6)	(4)	27	(5)
(Gain) loss on change in fair value of derivative instruments, net	3	194	(12)	—	185
Restructuring charges, net	(1)	1	—	—	—
Equity in net (income) loss of non-consolidated affiliates	81	(2)	—	(81)	(2)
Other (income) expenses, net	(1)	(22)	33	—	10

	492	2,708	791	(760)	3,231

Income (loss) before income taxes	(103)	(226)	(24)	81	(272)
Income tax provision (benefit)	1	(164)	(5)	—	(168)

Net income (loss)	(104)	(62)	(19)	81	(104)
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to our common shareholder	$(104)	$(62)	$(19)	$81	$(104)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Six Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$386	$3,277	$1,157	$(679)	$4,141

Cost of goods sold (exclusive of depreciation and amortization shown below)	349	2,622	969	(679)	3,261
Selling, general and administrative expenses	19	115	27	—	161
Depreciation and amortization	2	145	45	—	192
Research and development expenses	11	5	1	—	17
Interest expense and amortization of debt issuance costs	55	59	5	(32)	87
Interest income	(32)	(5)	(1)	32	(6)
(Gain) loss on change in fair value of derivative instruments, net	(3)	(132)	(17)	—	(152)
Restructuring charges, net	—	4	2	—	6
Equity in net (income) loss of non-consolidated affiliates	(305)	20	—	305	20
Other (income) expenses, net	(15)	24	(28)	—	(19)

	81	2,857	1,003	(374)	3,567

Income (loss) before income taxes	305	420	154	(305)	574
Income tax provision (benefit)	(33)	204	28	—	199

Net income (loss)	338	216	126	(305)	375
Net income (loss) attributable to noncontrolling interests	—	—	37	—	37

Net income (loss) attributable to our common shareholder	$338	$216	$89	$(305)	$338

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Six Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$784	$5,064	$1,603	$(1,389)	$6,062

Cost of goods sold (exclusive of depreciation and amortization shown below)	771	4,741	1,499	(1,389)	5,622
Selling, general and administrative expenses	6	124	43	—	173
Depreciation and amortization	12	166	45	—	223
Research and development expenses	15	6	1	—	22
Interest expense and amortization of debt issuance costs	57	71	15	(52)	91
Interest income	(43)	(11)	(8)	52	(10)
(Gain) loss on change in fair value of derivative instruments, net	3	133	(16)	—	120
Restructuring charges, net	(1)	—	—	—	(1)
Equity in net (income) loss of non-consolidated affiliates	50	—	—	(50)	—
Other (income) expenses, net	(8)	(7)	48	—	33

	862	5,223	1,627	(1,439)	6,273

Income (loss) before income taxes	(78)	(159)	(24)	50	(211)
Income tax provision (benefit)	2	(131)	(4)	—	(133)

Net income (loss)	(80)	(28)	(20)	50	(78)
Net income (loss) attributable to noncontrolling interests	—	—	2	—	2

Net income (loss) attributable to our common shareholder	$(80)	$(28)	$(22)	$50	$(80)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$11	$157	$78	$—	$246
Accounts receivable, net of allowances
— third parties	25	843	338	—	1,206
— related parties	666	202	36	(891)	13
Inventories	45	608	276	—	929
Prepaid expenses and other current assets	4	29	17	—	50
Fair value of derivative instruments	4	168	15	(16)	171
Deferred income tax assets	—	30	7	—	37

Total current assets	755	2,037	767	(907)	2,652
Property, plant and equipment, net	144	2,097	528	—	2,769
Goodwill	—	600	11	—	611
Intangible assets, net	—	778	8	—	786
Investments in and advances to non-consolidated affiliates	1,993	763	1	(1,993)	764
Fair value of derivative instruments, net of current portion	1	24	25	(2)	48
Deferred income tax assets	—	4	1	—	5
Other long-term assets	1,047	213	79	(1,220)	119

Total assets	$3,940	$6,516	$1,420	$(4,122)	$7,754

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$4	$42	$—	$49
Short-term borrowings
— third parties	50	116	11	—	177
— related parties	8	474	19	(501)	—
Accounts payable
— third parties	56	479	346	—	881
— related parties	59	275	109	(388)	55
Fair value of derivative instruments	9	113	39	(16)	145
Accrued expenses and other current liabilities	40	304	86	(2)	428
Deferred income tax liabilities	—	12	—	—	12

Total current liabilities	225	1,777	652	(907)	1,747
Long-term debt, net of current portion
— third parties	1,640	855	101	—	2,596
— related parties	122	994	104	(1,220)	—
Deferred income tax liabilities	—	506	12	—	518
Accrued postretirement benefits	30	370	128	—	528
Other long-term liabilities	40	311	5	(2)	354

Total liabilities	2,057	4,813	1,002	(2,129)	5,743

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(1,592)	1,730	392	(2,122)	(1,592)
Accumulated other comprehensive income (loss)	(22)	(27)	(102)	129	(22)

Total Novelis shareholder’s equity	1,883	1,703	290	(1,993)	1,883

Noncontrolling interests	—	—	128	—	128

Total liabilities and shareholder’s equity	$3,940	$6,516	$1,420	$(4,122)	$7,754

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$3	$175	$70	$—	$248
Accounts receivable, net of allowances
— third parties	21	761	267	—	1,049
— related parties	411	183	32	(601)	25
Inventories	31	523	239	—	793
Prepaid expenses and other current assets	4	31	16	—	51
Fair value of derivative instruments	—	145	7	(33)	119
Deferred income tax assets	—	192	24	—	216

Total current assets	470	2,010	655	(634)	2,501
Property, plant and equipment, net	162	2,146	491	—	2,799
Goodwill	—	570	12	—	582
Intangible assets, net	—	787	—	—	787
Investments in and advances to non-consolidated affiliates	1,647	719	—	(1,647)	719
Fair value of derivative instruments, net of current portion	—	46	28	(2)	72
Deferred income tax assets	1	3	—	—	4
Other long-term assets	1,028	207	96	(1,228)	103

Total assets	$3,308	$6,488	$1,282	$(3,511)	$7,567

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$4	$44	$—	$51
Short-term borrowings
— third parties	—	231	33	—	264
— related parties	7	330	22	(359)	—
Accounts payable
— third parties	33	458	234	—	725
— related parties	41	157	90	(240)	48
Fair value of derivative instruments	7	540	126	(33)	640
Accrued expenses and other current liabilities	34	395	90	(3)	516
Deferred income tax liabilities	—	—	—	—	—

Total current liabilities	125	2,115	639	(635)	2,244
Long-term debt, net of current portion
— third parties	1,464	852	101	—	2,417
— related parties	223	976	120	(1,228)	91
Deferred income tax liabilities	—	459	10	—	469
Accrued postretirement benefits	27	346	122	—	495
Other long-term liabilities	50	288	5	(1)	342

Total liabilities	1,889	5,036	997	(1,864)	6,058

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(1,930)	1,533	325	(1,858)	(1,930)
Accumulated other comprehensive income (loss)	(148)	(81)	(130)	211	(148)

Total Novelis shareholder’s equity	1,419	1,452	195	(1,647)	1,419

Noncontrolling interests	—	—	90	—	90

Total liabilities and shareholder’s equity	$3,308	$6,488	$1,282	$(3,511)	$7,567

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$37	$353	$152	$(78)	$464

INVESTING ACTIVITIES
Capital expenditures	(1)	(34)	(11)	—	(46)
Proceeds from sales of property, plant and equipment	—	—	4	—	4
Changes to investment in and advances to non-consolidated affiliates	—	2	—	—	2
Proceeds from loans receivable, net — related parties	—	14	—	—	14
Net proceeds from settlement of derivative instruments	(2)	(332)	(82)	—	(416)

Net cash provided by (used in) investing activities	(3)	(350)	(89)	—	(442)

FINANCING ACTIVITIES
Proceeds from issuance of debt — third party	177	—	—	—	177
Proceeds from issuance of debt — related party	3	—	—	—	3
Principal payments
— third parties	(1)	(6)	(9)	—	(16)
— related parties	(256)	(41)	(13)	216	(94)
Short-term borrowings, net
— third parties	50	(121)	(25)	—	(96)
— related parties	1	142	(5)	(138)	—
Dividends — noncontrolling interests	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	(26)	(26)	(65)	78	(39)

Net increase (decrease) in cash and cash equivalents	8	(23)	(2)	—	(17)
Effect of exchange rate changes on cash balances held in foreign currencies	—	5	10	—	15
Cash and cash equivalents — beginning of period	3	175	70	—	248

Cash and cash equivalents — end of period	$11	$157	$78	$—	$246

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended September 30, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$15	$(272)	$(24)	$(109)	$(390)

INVESTING ACTIVITIES
Capital expenditures	(3)	(50)	(17)	—	(70)
Proceeds from sales of property, plant and equipment	—	1	1	—	2
Changes to investment in and advances to non-consolidated affiliates	—	13	—	—	13
Proceeds from loans receivable, net — related parties	—	13	—	—	13
Net proceeds from settlement of derivative instruments	—	66	28	—	94

Net cash provided by (used in) investing activities	(3)	43	12	—	52

FINANCING ACTIVITIES
Principal payments
— third parties	(1)	(5)	(1)	—	(7)
— related parties	—	(89)	(140)	229	—
Short-term borrowings, net
— third parties	—	279	(16)	—	263
— related parties	6	(10)	124	(120)	—
Dividends — noncontrolling interests	—	—	(5)	—	(5)

Net cash provided by (used in) financing activities	5	175	(38)	109	251

Net increase (decrease) in cash and cash equivalents	17	(54)	(50)	—	(87)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(6)	(14)	—	(20)
Cash and cash equivalents — beginning of period	12	177	137	—	326

Cash and cash equivalents — end of period	$29	$117	$73	$—	$219

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of September 30, 2009, we had operations on four continents: North America; South America; Asia and Europe, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities that supply our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

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

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2009, filed with the United States Securities and Exchange Commission (SEC) on June 29, 2009. We also filed a Form 8-K on August 5, 2009 to conform our historical consolidated financial statements to reflect our adoption as of April 1, 2009 of new accounting guidance related to the presentation of noncontrolling interests.

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

HIGHLIGHTS

Significant factors that impacted our business for each of the three and six months ended September 30, 2009 and 2008 are presented briefly below. Each is discussed in further detail throughout the Management’s Discussion and Analysis and Segment Review.

•	We reported pre-tax income of $301 million for the three months ended September 30, 2009, as compared to pre-tax loss of $272 million for the three months ended September 30, 2008. Current quarter results include $254 million of unrealized gains on derivatives as compared to $221 million of losses in the prior year. The $254 million of unrealized gains includes a $169 million reversal of previously recognized losses upon settlement of derivatives and $85 million of unrealized gains relating to mark to market adjustments on metal and currency derivatives. The results for the three months ended September 30, 2008 also include a $26 million gain on the reversal of a legal claim.

•	We reported pre-tax income of $574 million for the six months ended September 30, 2009, as compared to pre-tax loss of $211 million for the six months ended September 30, 2008. Current results include $553 million of unrealized gains on derivatives as compared to $201 million of losses in the prior year. The $553 million of unrealized gains includes a $410 million reversal of previously recognized losses upon settlement of derivatives and $143 million of unrealized gains relating to mark to market adjustments on metal and currency derivatives. The results for the six months ended September 30, 2008 also include a $26 million gain on the reversal of a legal claim.

•	Shipments of flat rolled products were 8% and 12% less than the comparable three and six month periods a year ago, which was before the global economic slowdown. However, flat rolled shipments for the second quarter of fiscal 2009 were up in all regions over the first quarter of fiscal 2010, with the most significant increases in South America and Europe. Shipments of flat rolled products were 14% higher than the low levels experienced in the fourth quarter of fiscal 2009.

•	We continue to effectively manage inventory levels. Metal inventories as of September 30, 2009 totaled 325 kt, up 9% from an inventory level of 299 kt as of March 31, 2009.

BUSINESS AND INDUSTRY CLIMATE

The global economic slowdown has negatively impacted our sales and shipment levels as well as our profitability, operating cash flows and liquidity. During the last six months of fiscal 2009, we experienced rapidly declining aluminum prices and sharply lower end customer demand. However, beverage and food can shipments, which represent between 50% and 60% of our rolled products business, stabilized during the first quarter of fiscal 2010 at levels which are only moderately below historical levels. The impacts were more severe in the construction, automotive and industrial markets, although conditions have now also stabilized in those product categories. On a regional basis, the impacts were most severe in Europe, Asia and North America.

Key Sales and Shipment Trends

	Three Months Ended				Year Ended	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	March 31,	June 30,	September 30,
	2008	2008	2008	2009	2009	2009	2009
		(In millions, except shipments which are in kt)

Net sales	$3,103	$2,959	$2,176	$1,939	$10,177	$1,960	$2,181
Percentage increase (decrease) in net sales versus comparable previous year period	10%	5%	(20)%	(32)%	(10)%	(37)%	(26)%
Rolled product shipments:
North America	286	293	242	246	1,067	254	258
Europe	271	254	197	188	910	185	203
Asia	133	122	106	86	447	130	139
South America	87	87	87	85	346	81	93

Total	777	756	632	605	2,770	650	693

Beverage and food cans	417	416	363	361	1,557	395	407
All other rolled products	360	340	269	244	1,213	255	286

Total	777	756	632	605	2,770	650	693

Percentage increase (decrease) in rolled products shipments versus comparable previous year period:
North America	3%	5%	(10)%	(11)%	(3)%	(11)%	(12)%
Europe	(5)%	(8)%	(19)%	(30)%	(15)%	(32)%	(20)%
Asia	13%	5%	(21)%	(30)%	(9)%	(2)%	14%
South America	16%	13%	5%	(2)%	7%	(7)%	7%

Total	3%	1%	(13)%	(20)%	(7)%	(16)%	(8)%

Beverage and food cans	11%	9%	(6)%	(7)%	2%	(5)%	(2)%
All other rolled products	(5)%	(7)%	(22)%	(33)%	(17)%	(29)%	(16)%

Total	3%	1%	(13)%	(20)%	(7)%	(16)%	(8)%

We have taken a number of actions to adjust our metal intake, cut back on production and reduce costs and discretionary spending. These actions have succeeded in preserving adequate liquidity levels while lowering our fixed cost structure to a level which allows us to operate with positive cash flow in the current low demand environment.

While there continues to be some level of uncertainty with regard to the timing and pace of global economic recovery, we are seeing signs of recovery in Asia, North America and Europe. We expect to see gradual improvement in profitability and liquidity levels during the remainder of fiscal 2010 and do not believe we are exposed to significant further downside risk versus the demand levels experienced in the fourth quarter of fiscal 2009.

All of these matters are discussed in further detail in “Results of Operations” and “Liquidity and Capital Resources.”

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

A key component of our conversion model is the use of derivative instruments on projected aluminum requirements to preserve our conversion margin. We enter into forward metal purchases simultaneous with the sales contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The recognition of unrealized gains and losses on metal derivative positions typically precedes customer delivery and revenue recognition under the related fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on metal derivatives and revenue recognition impacts income (loss) before income taxes and net income (loss). Gains and losses on metal derivative contracts are not recognized in segment income until realized.

We also enter into forward metal purchases, aluminum futures and options to hedge our exposure to rising metal prices and sales contracts with metal price ceilings. Additionally, we sell short-term LME futures contracts to reduce our exposure to fluctuating metal prices associated with the metal price lag.

The average and closing prices based upon the LME for aluminum for the three and six months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended			Six Months Ended
	September 30,		Percent	September 30,		Percent
	2009	2008	Change	2009	2008	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,616	$3,075	(47)%	$1,365	$2,935	(53)%
Average cash price during the period	$1,805	$2,792	(35)%	$1,623	$2,865	(43)%
Closing cash price as of end of period	$1,850	$2,395	(23)%	$1,850	$2,395	(23)%

LME prices for aluminum (LME prices) have significantly declined since the high point of $3,292 per tonne in July 2008. Prices closed at $1,850 per tonne on September 30, 2009, after hitting a low of $1,254 per tonne in February 2009. Rapid changes in LME prices have the following impacts on our business:

•	Our products have a price structure based upon the LME price. Increases or decreases in the LME price have a direct impact on net sales, cost of goods sold and working capital.

•	We pay cash to brokers to settle derivative contracts in advance of billing and collecting cash from our customers, which negatively impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days, which temporarily reduces our liquidity in periods following declines in LME. During the six months ended September 30, 2009, we had net outflows of $416 million for payments related to the settlement of derivatives.

LME prices have increased 36% from the March 31, 2009 closing price of $1,365 per tonne to $1,850 per tonne at September 30, 3009 which resulted in $49 million and $97 million of net gains on change in fair value of metal derivatives during the three and six months ended September 30, 2009, respectively.

Metal Price Ceilings

We have one remaining sales contract which contains a ceiling over which metal prices cannot be contractually passed through to a certain customer. This contract, which expires on December 31, 2009, negatively impacts our margins and operating cash flows when the price we pay for metal is above the ceiling price contained in this contract. We calculate and report this difference to be approximately the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations are negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

We recently entered into a new multi-year agreement to continue supplying similar volumes to the same customer upon the expiration of the contract containing the metal price ceiling. This new agreement becomes effective January 1, 2010, and does not contain a metal price ceiling.

LME prices remained below the ceiling price for the first five months of fiscal 2010. However, due to increases in LME during the month of September 2009, we were unable to pass through $4 million of metal purchase costs associated with sales under this contract for the three and six months ended September 30, 2009. For the three and six months ended September 30, 2008, we were unable to pass through approximately $74 and $152 million, respectively, of metal purchase costs associated with sales under this contract. Based upon a September 30, 2009 aluminum price of $1,850 and our best estimate of shipment volumes, we estimate that we will be unable to pass through additional aluminum purchase costs of approximately $4 million through December 31, 2009 when this contract expires.

In periods in which we are affected by the metal price ceiling, we employ the following actions to manage and mitigate the risks associated with metal price ceilings and rising prices that we cannot pass through to certain customers:

•	We maximize the amount of our internally supplied metal inputs from our smelting, refining and mining operations in Brazil and rely on output from our recycling operations which utilize used beverage cans (UBCs). Both of these sources of aluminum supply have historically provided an offsetting benefit to the metal price ceiling contracts. We refer to these two sources as “internal hedges.”

•	We entered into derivative instruments to hedge projected aluminum volume requirements above our assumed internal hedge position, mitigating our exposure to further increases in LME prices. As a result of these instruments, we will continue to incur cash losses related to these contracts even if LME prices remain below the ceiling price. As of September 30, 2009 the fair value of the liability associated with these derivative instruments was $14 million.

In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these contracts at fair value. These reserves are being accreted into net sales over the remaining lives of the underlying contracts. This accretion has no impact on cash flow. For the three and six months ended September 30, 2009, we recorded accretion of $52 million and $107 million, respectively. The three and six months ended September 30, 2008 included accretion of $61 million and $125 million, respectively. As of September 30, 2009, the balance of these reserves is approximately $45 million which will be amortized into sales during the third quarter of fiscal 2010.

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

Foreign Exchange Impact

Fluctuations in foreign exchange rates also impact our operating results. The following tables present the exchange rates as of the beginning and end of each period as well as the average month end exchange rates for the three and six months ended September 30, 2009 and 2008:

	Exchange Rate as of		Average Exchange Rate
	September 30,	March 31,	Three Months Ended	Six Months Ended
	2009	2009	September 30, 2009	September 30, 2009

U.S. dollar per Euro	1.462	1.328	1.438	1.328
Brazilian real per U.S. dollar	1.781	2.301	1.841	1.932
South Korean won per U.S. dollar	1,189	1,377	1,224	1,261
Canadian dollar per U.S. dollar	1.073	1.258	1.084	1.115

	Exchange Rate as of		Average Exchange Rate
	September 30,	March 31,	Three Months Ended	Six Months Ended,
	2008	2008	September 30, 2008	September 30, 2008

U.S. dollar per Euro	1.408	1.581	1.478	1.520
Brazilian real per U.S. dollar	1.923	1.744	1.708	1.673
South Korean won per U.S. dollar	1,206	992	1,102	1,065
Canadian dollar per U.S. dollar	1.060	1.028	1.050	1.028

The U.S. dollar weakened as compared to the local currency in all regions during the three and six months ended September 30, 2009. In Europe and Asia, the weakening of the U.S. dollar resulted in foreign exchange gains as these operations are recorded in local currency. In Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and local currency operating costs, we incurred foreign exchange losses as the U.S. dollar weakened. See Segment Review for the additional discussion of the impact of foreign exchange on the results of each region.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

For the three months ended September 30, 2009, we reported net income attributable to our common shareholder of $195 million on net sales of $2.2 billion, compared to the three months ended September 30, 2008 when we reported net loss attributable to our common shareholder of $104 million on net sales of $3.0 billion. The reduction in sales is due to 35% lower average LME prices as well as lower shipments for flat rolled products in Europe and North America. Flat rolled product shipments increased over the prior year in both Asia and South America.

Cost of goods sold (exclusive of depreciation and amortization) decreased $1.1 billion, or 38%, which reflects lower in metal costs along with the benefit of our previously announced restructuring actions, shown in part through reductions in conversion costs for each region. Selling, general and administrative expenses decreased $6 million, or 7%, primarily due to reductions in selling costs and professional fees.

The three months ended September 30, 2009 was impacted by $254 million in unrealized gains on derivative instruments, as compared to losses of $221 million in the three months ended September 30, 2008. We also recorded an income tax provision of $87 million in the three months ended September 30, 2009, as compared to a $168 million income tax benefit in the prior year. These items are discussed in further detail below.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments, based on Segment income. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (k) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Three Months Ended September 30, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$822	$735	$382	$252	$(10)	$2,181
Shipments (kt)
Rolled products	258	203	139	93	—	693
Ingot products	8	15	1	7	—	31

Total shipments	266	218	140	100	—	724

Selected Operating Results	North			South
Three Months Ended September 30, 2008	America	Europe	Asia	America	Eliminations	Total

Net sales	$1,111	$1,097	$458	$300	$(7)	$2,959
Shipments (kt)
Rolled products	293	254	122	87	—	756
Ingot products	14	27	4	5	—	50

Total shipments	307	281	126	92	—	806

The following table reconciles changes in Segment income for the three months ended September 30, 2008 to three months ended September 30, 2009 (in millions):

	North			South
Changes in Segment Income	America	Europe	Asia	America

Segment income — three months ended September 30, 2008	$2	$62	$(3)	$48
Volume:
Rolled products	(18)	(51)	6	1
Other	—	—	(1)	—
Conversion premium and product mix	19	22	7	18
Conversion costs(A)	22	24	15	3
Metal price lag	43	(27)	(18)	4
Foreign exchange	10	26	33	(5)
Other changes(B)	(3)	4	9	(33)

Segment income — three months ended September 30, 2009	$75	$60	$48	$36

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

As of September 30, 2009, North America manufactured aluminum sheet and light gauge products through 11 plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

North America experienced a reduction in demand in the second half of fiscal 2009 as all industry sectors were impacted by the economic downturn. While shipments in the second quarter of fiscal 2010 were slightly higher than the first quarter of fiscal 2010, they have not yet returned to historical levels, with shipments down 12% as compared to the second quarter of fiscal 2009. Net sales for the second quarter of fiscal 2010 were down $289 million, or 26%, as compared to the second quarter of fiscal 2009 due to lower average LME prices as well as the lower shipments. The can business remains relatively stable, but shipments of most other products are below the prior year level.

Segment income for the second quarter of fiscal 2010 period was $75 million, up $73 million as compared to the prior year period. Reductions in conversion costs, and improved conversion premiums and net favorable metal price lag all had a positive impact on segment income, more than offsetting volume reductions. Conversion cost improvements primarily relate to reduction in energy, melt loss, labor costs, freight and repairs and maintenance as compared to the prior year period. Other changes include a $9 million reduction to the net favorable impact of acquisition related fair value adjustments, partially offset by a $6 million higher benefit associated with used beverage cans.

Europe

As of September 30, 2009, our European segment provided European markets with value-added sheet and light gauge products through 12 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

Europe has also experienced a significant reduction in demand in all industry sectors with flat rolled shipments and net sales down 20% and 33%, respectively, compared to the prior year. The volume reduction had a $134 million unfavorable impact on net sales, with the remaining decrease reflecting the impact of lower LME prices. However, flat rolled products in Europe increased 10% over the first quarter of fiscal 2010 as we begin to see signs of economic recovery in Europe.

Segment income for the second quarter of fiscal 2010 was $60 million, flat as compared to $62 million in the same period of the prior year. Volume and metal price lag unfavorably impacted segment income but these impacts were partially offset by favorable conversion premiums, reductions in conversion costs and foreign exchange remeasurement. The favorable impact of conversion costs relates to decreases in labor and energy costs, as well as a reduction in repair and maintenance expense and freight as compared to the prior year period. Other changes reflect a favorable impact of $3 million from fixed forward priced contracts and a $2 million reduction in selling, general and administrative costs.

Asia

As of September 30, 2009, Asia operated three manufacturing facilities with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

We have seen a recovery in demand in Asia, driven mostly from China and Korea, with flat rolled shipments up 14% as compared to the prior year period and 7% as compared to the first quarter of fiscal 2010. We expect customer demand to continue at these levels. Net sales decreased $76 million, or 17%, reflecting the impact of lower LME prices.

Segment income increased from a loss of $3 million for the second quarter of fiscal 2009 to $48 million for the second quarter of fiscal 2010 due to improvements in conversion premiums, reductions in conversion costs and foreign exchange remeasurement, partially offset by unfavorable metal price lag. Conversion cost improvements primarily relate to reduction in energy and labor costs compared to the prior year period.

South America

Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included two rolling plants in Brazil along with two smelters, bauxite mines and power generation facilities as of September 30, 2009. We ceased the production of commercial grade alumina at our Ouro Preto facility effective May 2009 as the sustained decline in alumina prices has made alumina production economically unfeasible. For the foreseeable future, the plant will purchase alumina through third parties.

Total shipments increased 9% over the prior year period, with rolled products shipments up 7%, while net sales decreased 16% as compared to the prior year due to lower LME prices, partially offset by higher conversion premiums. Flat rolled shipments in South America for the second quarter of fiscal 2010 were also up 15% as compared to the first quarter of fiscal 2010, can production has been stable with shipments constant year over year. Can shipments represent between 80 and 85% of our flat rolled shipments in South America.

Segment income for South America decreased $12 million as compared to the prior year period. This decrease in segment income is due to a $22 million decrease in the smelter benefit compared to the prior year period and an $8 million reduction in the benefit associated with used beverage cans, included in Other changes in the table above. The benefits from our smelter operations in South America decline as average LME prices decrease. While LME prices increased during the second quarter, the average is still 35% below the prior year comparative period.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the quarter ended September 30, 2009 and 2008 (in millions).

	Three Months Ended
	September 30,
	2009	2008

North America	$75	$2
Europe	60	62
Asia	48	(3)
South America	36	48
Corporate and other	(19)	(20)
Depreciation and amortization	(92)	(107)
Interest expense and amortization of debt issuance costs	(44)	(46)
Interest income	3	5
Unrealized gains (losses) on change in fair value of derivative instruments, net	254	(221)
Adjustment to eliminate proportional consolidation	(17)	(18)
Restructuring recoveries (charges), net	(3)	—
Other costs, net	—	26

Income (loss) before income taxes	301	(272)
Income tax provision (benefit)	87	(168)

Net income (loss)	214	(104)
Net income attributable to noncontrolling interests	19	—

Net income (loss) attributable to our common shareholder	$195	$(104)

Depreciation and amortization decreased $15 million from the prior year period due to the reductions in depreciation on fixed assets, primarily in Europe. Certain fair value adjustments recorded in connection with the Arrangement were fully amortized by the second quarter of fiscal 2010.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 16% of our debt was variable rate as of September 30, 2009.

Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. For the second quarter of fiscal 2010, the $254 million of unrealized gains for the second quarter of fiscal 2010 consists of (1) $169 million reversal of previously recognized losses upon settlement of these derivatives and (2) $85 million of unrealized gains relating to mark to market adjustments. We recorded $221 million of unrealized losses for the second quarter of fiscal 2009.

Adjustment to eliminate proportional consolidation of $17 million for the second quarter for fiscal 2010 was flat as compared to $18 million in the second quarter of fiscal 2009. This adjustment primarily relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.

Restructuring charges in the second quarter of fiscal 2009 relate to additional expenses associated with previously announced restructuring actions in Europe. See Note 2 — Restructuring Programs.

Other costs, net for the second quarter of fiscal 2009 includes a $26 million non-cash gain on reversal of a legal accrual.

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

For the three months ended September 30, 2009, we recorded an $87 million income tax provision on our pre-tax income of $311 million, before our equity in net loss of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 28%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $8 million expense for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $13 million expense for exchange remeasurement of deferred income taxes, (3) $5 million benefit from expense/income items with no tax effect and (4) $26 million benefit from a decrease in uncertain tax positions.

For the three months ended September 30, 2008, we recorded a $168 million income tax benefit on our pre-tax loss of $274 million, before our equity in net income of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 61%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $22 million benefit for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $41 million benefit for exchange remeasurement of deferred income taxes and (3) a $54 million benefit for differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

During the three months ended September 30, 2009, the statute of limitations lapsed with respect to unrecognized tax benefits related to potential withholding taxes and cross-border intercompany pricing of services. As a result, we recognized a reduction in unrecognized tax benefits of $28 million, including a decrease in accrued interest of $5 million, recorded as a reduction to the income tax provision in the consolidated statement of operations. In addition, as disclosed in Note 1 to the condensed consolidated financial statements, our income tax provision for the three months ended September 30, 2009 reflects the correction of a prior period error which reduces our income tax provision by $5 million.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008

For the six months ended September 30, 2009, we reported net income attributable to our common shareholder of $338 million on net sales of $4.1 billion, compared to the six months ended September 30, 2008 when we reported net loss attributable to our common shareholder of $80 million on net sales of $6.1 billion. The reduction in sales is due to 43% lower average LME prices as well as lower shipments of flat rolled products primarily in Europe and North America.

Cost of goods sold (exclusive of depreciation and amortization) decreased $2.4 billion, or 42%, which primarily reflects lower metal costs. Selling, general and administrative expenses decreased $12 million, or 7%, primarily due to reductions in selling costs and professional fees.

The six months ended September 30, 2009 was impacted by $553 million in unrealized gains on derivative instruments, as compared to $201 million of losses in the six months ended September 30, 2008. We also recorded an income tax provision of $199 million in the six months ended September 30, 2009, as compared to a $133 million income tax benefit in the prior year. These items are discussed in further detail below.

Segment Review

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Six Months Ended September 30, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$1,589	$1,400	$708	$456	$(12)	$4,141
Shipments (kt)
Rolled products	512	388	269	174	—	1,343
Ingot products	15	42	1	14	—	72

Total shipments	527	430	270	188	—	1,415

Selected Operating Results	North			South
Six Months Ended September 30, 2008	America	Europe	Asia	America	Eliminations	Total

Net sales	$2,194	$2,315	$968	$595	$(10)	$6,062
Shipments (kt)
Rolled products	579	525	255	174	—	1,533
Ingot products	23	55	11	11	—	100

Total shipments	602	580	266	185	—	1,633

The following table reconciles changes in Segment income for the six months ended September 30, 2008 to six months ended September 30, 2009 (in millions):

	North			South
Changes in Segment Income	America	Europe	Asia	America

Segment income — six months ended September 30, 2008	$44	$173	$28	$95
Volume:
Rolled products	(43)	(132)	4	(3)
Other	—	(1)	(1)	2
Conversion premium and product mix	27	68	21	24
Conversion costs(A)	43	30	26	7
Metal price lag	52	(72)	(42)	(6)
Foreign exchange	12	35	42	(9)
Other changes(B)	(3)	(8)	8	(63)

Segment income — six months ended September 30, 2009	$132	$93	$86	$47

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

North America experienced a reduction in demand in the six months ended September 30, 2009 as most industry sectors were impacted by the economic downturn. In the six months ended September 30, 2009, shipments decreased by 12% to 512 kt as compared to the prior year period. Net sales for the six months ended September 30, 2009 were down $605 million, or 28%, as compared to the prior year period due to a lower average LME price as well as lower shipments. The can business remains relatively stable, but shipments of most other products are below the prior year level.

Segment income for the six months ended September 30, 2009 was $132 million, up $88 million as compared to the prior year period. Reductions in conversion costs, and improved conversion premiums and net favorable metal price lag all had a positive impact on segment income, more than offsetting volume reductions. Conversion cost improvements primarily relate to reduction in energy, melt loss, labor costs, freight and repairs and maintenance as compared to the prior year period. Other changes include a $18 million reduction to the net favorable impact of acquisition related fair value adjustments, partially offset by a $7 million reduction in selling, general and administrative expenses and $8 million higher benefit from used beverage cans.

Europe

Europe has also experienced a significant reduction in demand in all industry sectors with flat rolled shipments and net sales down 26% and 40%, respectively, compared to the prior year. The volume reduction had a $311 million unfavorable impact on net sales, with the remaining decrease reflecting the impact of lower LME prices.

Segment income for the six months ended September 30, 2009 was $93 million, down from $173 million in the comparative period of the prior year. Volume and metal price lag unfavorably impacted segment income but these impacts were partially offset by favorable conversion premiums, reductions in conversion costs and foreign exchange remeasurement. The favorable impact of conversion costs relates to decreases in labor and energy costs, as well as a reduction in repair and maintenance expense and freight as compared to the prior year period.

Asia

As discussed above, we have seen a recovery in demand in Asia, driven mostly from China and Korea, with flat rolled shipments for the six months ended September 30, 2009 up 5% as compared to the prior year period. We expect customer demand to continue at these levels. Net sales decreased $260 million, or 27%, reflecting the impact of lower LME prices.

Segment income increased to $86 million for the six months ended September 30, 2009 from $28 million in the prior year period due to improvements in conversion premiums, conversion costs and foreign exchange remeasurement, partially offset by unfavorable metal price lag. Conversion cost improvements primarily relate to reduction in energy, labor costs, and repairs and maintenance as compared to the prior year period.

South America

Total shipments increased 2% over the prior year period, with rolled products shipments essentially flat and net sales down 23% as compared to the prior year due to lower LME prices, partially offset by higher conversion premiums. Can shipments represent between 80 and 85% of our flat rolled shipments in South America and can production has been stable with shipments constant year over year.

Segment income for South America decreased $48 million as compared to the prior year period. This decrease in segment income is due to a $51 million decrease in the smelter benefit compared to the prior year period and a $13 million reduction in the benefit associated with used beverage cans, included in Other changes in the table above. The benefits from our smelter operations in South America decline as average LME prices decrease. While LME prices increased during the second quarter, the average is still 43% below the prior year comparative period. These negative impacts were partially offset by favorable conversion premiums.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the six months ended September 30, 2009 and 2008 (in millions).

	Six Months Ended
	September 30,
	2009	2008

North America	$132	$44
Europe	93	173
Asia	86	28
South America	47	95
Corporate and other	(34)	(33)
Depreciation and amortization	(192)	(223)
Interest expense and amortization of debt issuance costs	(87)	(91)
Interest income	6	10
Unrealized gains (losses) on change in fair value of derivative instruments, net	553	(201)
Adjustment to eliminate proportional consolidation	(33)	(36)
Restructuring recoveries (charges), net	(6)	1
Other costs, net	9	22

Income (loss) before income taxes	574	(211)
Income tax provision (benefit)	199	(133)

Net income (loss)	375	(78)
Net income attributable to noncontrolling interests	37	2

Net income (loss) attributable to our common shareholder	$338	$(80)

Depreciation and amortization decreased $31 million from the prior year period due to the reductions in depreciation on fixed assets, primarily in Europe. Certain fair value adjustments recorded in connection with the Arrangement were fully amortized in the six months ended September 30, 2009.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 16% of our debt was variable rate as of September 30, 2009.

Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. In the six months ended September 30, 2009, the $553 million of unrealized gains consists of (1) $410 million reversal of previously recognized losses upon settlement of these derivatives and (2) $143 million of unrealized gains relating to mark to market adjustments. For the six months ended September 30, 2008 we recorded $201 million of unrealized losses.

Adjustment to eliminate proportional consolidation of $33 million for the six months ended September 30, 2009 was flat as compared to $36 million in the prior year period. This adjustment primarily relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.

Restructuring charges in the six months ended September 30, 2009 relate to additional expenses associated with previously announced restructuring actions in Europe. See Note 2 — Restructuring Programs.

For the six months ended September 30, 2009, we recorded a $199 million income tax provision on our pre-tax income of $594 million, before our equity in net loss of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 34%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $20 million expense for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $36 million expense for exchange remeasurement of deferred income taxes, (3) $4 million benefit from expense/income items with no tax, (4) $9 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions and (5) $25 million benefit from a decrease in uncertain tax positions.

For the six months ended September 30, 2008, we recorded a $133 million income tax benefit on our pre-tax loss of $211 million, before our equity in net loss of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 63%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $13 million benefit for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $21 million benefit for exchange remeasurement of deferred income taxes and (3) a $68 million benefit for differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities. As described in greater detail below, we completed a debt offering for $185 million of new senior notes during the second quarter of fiscal 2010.

During the first six months of fiscal 2010, our liquidity position increased $165 million despite continued low levels of demand in the automotive, construction and industrial markets and net cash outflows to settle derivative positions. This reflects our continued efforts to preserve liquidity through cost and capital spending controls and effective management of working capital. Risks associated with supplier terms, customer credit and broker hedging capacity, while still present to some degree, have been managed successfully to date with minimal negative impact on our business. We expect our liquidity position to continue to improve during fiscal 2010 primarily due to reduced cash outflows for metal derivatives and cash savings from restructuring programs.

Significant declines in the price of aluminum in the second half of fiscal 2009 had a negative impact on our liquidity position and increased the effect of timing issues related to the settlement of aluminum forward contracts versus cash collections from our customers. We enter into derivative instruments to hedge forecasted purchases and sales of aluminum. Based on the aluminum price forward curve as of September 30, 2009, we forecast approximately $98 million of cash outflows related to the settlement of metal derivative instruments through the remainder of fiscal 2010. Except for approximately $26 million of cash outflows related to hedges of our exposure to metal price ceilings, we expect all of these outflows will be recovered through collection of customer accounts receivable, typically on a 30 to 60 day lag.

We have an existing beverage can sheet umbrella agreement with certain North American bottlers (BCS agreement). Pursuant to the BCS agreement, an agent for the bottlers directs the can fabricators to source a percentage of their requirements for beverage can body, end and tab stock from us.

Under the BCS agreement, the bottlers’ agent has the right to request that we hedge the exposure to the price the bottlers will ultimately pay for aluminum. We treat this arrangement as a derivative for accounting purposes. Upon receiving such requests, we enter into corresponding derivative instruments indexed to the LME price of aluminum with third party brokers. We settle the positions with the brokers at maturity and net settle the economic benefit or loss arising from the pricing requests, which may not occur for up to 13 months.

As of September 30, 2009, we had settled $118 million of net derivative losses for which we had not yet been reimbursed under the BCS agreement. Based on the current aluminum price forward curve, we do not anticipate any further negative impact on our liquidity as a result of this arrangement. We believe that collection on these receivables is reasonably certain based on the credit worthiness of the bottlers.

Available Liquidity

Our estimated liquidity as of September 30, 2009 and March 31, 2009 is as follows (in millions):

	September 30,	March 31,
	2009	2009

Cash and cash equivalents	$246	$248
Overdrafts	(11)	(11)
Gross availability under the ABL facility	400	233
Borrowing availability limitation due to fixed charge coverage ratio	(80)	(80)

Total estimated liquidity	$555	$390

At September 30, 2009, we had cash and cash equivalents of $246 million. Additionally, we had $400 million in remaining availability under our revolving credit line and letter of credit facility (ABL Facility), before covenant restrictions. Borrowings under the ABL Facility are generally based on 85% of eligible accounts receivable and 65 to 70% of eligible inventories. Under the ABL Facility, if our excess availability, as defined therein, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of September 30, 2009, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under our ABL Facility of $80 million.

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

The following table shows the Free cash flow for each of the six months ended September 30, 2009 and 2008, the change between periods as well as the ending balances of cash and cash equivalents (in millions).

	Six Months Ended
	September 30,
	2009	2008	Change

Net cash provided by (used in) operating activities	$464	$(390)	$854
Net cash provided by (used in) investing activities	(442)	52	(494)
Less: Proceeds from sales of assets	(4)	(2)	(2)

Free cash flow	$18	$(340)	$358

Ending cash and cash equivalents	$246	$219	$27

Net cash provided by operating activities for the first six months of fiscal 2010 significantly improved as compared to net cash used in the last six months of fiscal 2009 due to higher net income and improved working capital management, including favorable impacts from customer forfaiting and extended payment terms from suppliers.

In our discussion of Metal Price Ceilings, we disclosed that a customer contract contains a fixed metal price ceiling beyond which the cost of aluminum cannot be passed through to the customer. For the six months ended September 30, 2009 and 2008, we were unable to pass through approximately $4 million and $152 million, respectively, of metal purchase costs associated with sales under this contract. Net cash provided by operating activities was negatively impacted by the same amount, adjusted for timing difference between customer receipts and vendor payments and offset partially by reduced income taxes. Based upon a September 30, 2009 aluminum price of $1,850 and our best estimate of shipment volumes, we estimate that we will be unable to pass through aluminum purchase costs of approximately $4 million through December 31, 2009 when this contract expires.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

	Six Months Ended
	September 30,
	2009	2008	Change

Capital expenditures	$(46)	$(70)	$24
Proceeds from sales of assets	4	2	2
Changes to investment in and advances to non-consolidated affiliates	2	13	(11)
Proceeds from related parties loans receivable, net	14	13	1
Net proceeds (outflow) from settlement of derivative instruments	(416)	94	(510)

Net cash provided by (used in) investing activities	$(442)	$52	$(494)

As a result of the overall economic downturn, we reduced our capital spending beginning in the second half of fiscal 2009. We expect that our total annual capital expenditures for fiscal 2010 to be between $90 and $100 million for items necessary to maintain comparable production, quality and market position levels (maintenance capital).

The settlement of derivative instruments resulted in an outflow of $416 million in the six months ended September 30, 2009 as compared to $94 million in cash contributed in the prior year period. The net outflow in fiscal 2010 was primarily related to metal derivatives. Based on the aluminum price forward curve as of September 30, 2009, we forecast approximately $98 million of cash outflows related to the settlement of metal derivative instruments through the remainder of fiscal 2010. Except for approximately $26 million of cash outflows related to hedges of our exposure to metal price ceilings, we expect all of these outflows will be recovered through collection of customer accounts receivable, typically on a 30 to 60 day lag.

The majority of proceeds from asset sales in the six months ended September 30, 2009 relate to asset sales in Europe while the first quarter of fiscal 2009 related to sale of land in Kingston, Ontario.

Proceeds from loans receivable, net during all periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Financing Activities

The following table presents information regarding our Net cash provided by (used in) financing activities (in millions).

	Six Months Ended
	September 30,
	2009	2008	Change

Proceeds from issuance of debt, third parties	$177	$—	$177
Proceeds from issuance of debt, related parties	3	—	3
Principal payments, third parties	(16)	(7)	(9)
Principal payments, related parties	(94)	—	(94)
Short-term borrowings, net	(96)	263	(359)
Dividends, noncontrolling interest	(13)	(5)	(8)

Net cash provided by (used in) financing activities	$(39)	$251	$(290)

On August 11, 2009, we issued $185 million aggregate principal face amount of 11.5% senior unsecured notes at an effective rate of 12.0% (11.5% Senior Notes). The 11.5% Senior Notes rank equally with all of our existing and future unsecured senior indebtedness. The 11.5% Senior Notes were issued at a discount resulting in gross proceeds of $181 million. The net proceeds of this offering were used to repay a portion of the ABL Facility and $94 million outstanding under the unsecured credit facility from an affiliate of the Aditya Birla Group.

As of September 30, 2009, our short-term borrowings were $177 million consisting of (1) $166 million of short-term loans under our ABL Facility, (2) a $4 million short-term loan in Italy and (3) $7 million in bank overdrafts. As of September 30, 2009, $31 million of our ABL Facility was utilized for letters of credit and we had $400 million in remaining availability under this revolving credit facility before covenant related restrictions. The weighted average interest rate on our total short-term borrowings was 2.09% and 2.75% as of September 30, 2009 and March 31, 2009, respectively.

In February 2009, to assist in maintaining adequate liquidity levels, we entered into an unsecured credit facility of $100 million (the Unsecured Credit Facility) with a scheduled maturity date of January 15, 2015 from an affiliate of the Aditya Birla group. During the six months ended September 30, 2009, we drew an additional $3 million on the Unsecured Credit Facility. As discussed above, this facility was repaid and retired using the proceeds from the 11.5% Senior Notes.

As proceeds from the 11.5% Senior Notes was used to repay existing debt, our borrowing level has remained constant for the first six months of fiscal 2010. During the first six months of fiscal 2009, we increased our short-term borrowings under the ABL Facility to provide for general working capital requirements in a rising aluminum price environment.

As of September 30, 2009, we had an additional $122 million outstanding under letters of credit in Korea not included in our revolving credit facility.

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

Derivative Instruments

The fair values of our financial instruments and commodity contracts as of September 30, 2009 and March 31, 2009 are as follows (in millions):

	September 30, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$(1)	$(27)	$(28)
Interest rate swaps	—	1	(13)	—	(12)
Electricity swap	—	—	(6)	(15)	(21)

Total derivatives designated as hedging instruments	—	1	(20)	(42)	(61)

Derivatives not designated as hedging instruments:
Aluminum contracts	130	19	(84)	(3)	62
Currency exchange contracts	40	27	(37)	(7)	23
Energy contracts	1	1	(4)	—	(2)

Total derivatives not designated as hedging instruments	171	47	(125)	(10)	83

Total derivative fair value	$171	$48	$(145)	$(52)	$22

	March 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(11)	$(11)
Interest rate swaps	—	—	(13)	—	(13)
Electricity swap	—	—	(6)	(12)	(18)

Total derivatives designated as hedging instruments	—	—	(19)	(23)	(42)

Derivatives not designated as hedging instruments:
Aluminum contracts	99	41	(532)	(13)	(405)
Currency exchange contracts	20	31	(77)	(12)	(38)
Energy contracts	—	—	(12)	—	(12)

Total derivatives not designated as hedging instruments	119	72	(621)	(25)	(455)

Total derivative fair value	$119	$72	$(640)	$(48)	$(497)

(A)	The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We had cross-currency swaps of Euro 135 million as of September 30, 2009 and March 31, 2009, designated as net investment hedges. The effective portion of the change in fair value of the derivative is included in Other comprehensive income (loss) (OCI), as a part of Currency translation adjustments. The ineffective portion of gain or loss on derivatives is included in (Gain) loss on change in fair value of derivative instruments, net.

For our currency exchange contracts designated as net investment hedges, we recognized a $5 million loss and a $21 million loss in OCI for the three months and six months ended September 30, 2009, respectively. We recognized gains of $81 and $120 million in OCI for the three and six months ended September 30, 2008, respectively.

Cash Flow Hedges

We own an interest in an electricity swap which we have designated as a cash flow hedge of our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into (Gain) loss on change in fair value of derivatives, net in our accompanying condensed consolidated statements of operations. As of September 30, 2009, the outstanding portion of this swap includes 1.8 million megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into Interest expense and amortization of debt issuance costs in our accompanying condensed consolidated statements of operations. We had $910 million and $690 million of outstanding interest rate swaps designated as cash flow hedges as of September 30, 2009 and March 31, 2009, respectively.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the measures we have established at the inception of the hedge. Gains or losses recognized to date in AOCI would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $23 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

Three Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from Accumulated		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Electricity swap	$(14)	$(13)	$1	$4	$—	$—
Interest rate swaps	$—	$1	$—	$—	$—	$—

Six Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from Accumulated		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Six Months	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009	2008

Electricity swap	$(3)	$—	$2	$8	$2	$—
Interest rate swaps	$1	$11	$—	$—	$—	$—

Derivative Instruments Not Designated as Hedges

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying condensed consolidated statement of operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. In addition, transactions with certain customers meet the definition of a derivative and are recognized as assets or liabilities at fair value on the accompanying condensed consolidated balance sheets. As of September 30, 2009 and March 31, 2009, we had 225 kilotonnes (kt) and 294 kt, respectively, of outstanding aluminum contracts not designated as hedges.

We recognize a derivative position which arises from a contractual relationship with a customer that entitles us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations. As of September 30, 2009 and March 31, 2009, we had outstanding currency exchange contracts with a total notional amount of $1.5 billion and $1.4 billion, respectively, not designated as hedges.

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of September 30, 2009 and March 31, 2009, we had $11 million and $10 million, respectively, of outstanding interest rate swaps that were not designated as hedges.

We use heating oil swaps and natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of September 30, 2009 and March 31, 2009, we had 2.4 million gallons and 3.4 million gallons, respectively, of heating oil swaps and 4.3 million MMBTUs and 3.8 million MMBTUs, respectively, of natural gas that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

The following table summarizes the gains (losses) recognized in current period earnings (in millions).

	Three Months Ended
	September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$49	$(181)	$97	$(159)
Currency exchange contracts	29	7	51	39
Energy contracts	—	(16)	—	(9)

Gain (loss) recognized	78	(190)	148	(129)
Derivative Instruments Designated as Cash Flow Hedges
Interest rate swaps	—	—	—	—
Electricity swap	2	5	4	9

Gain (loss) on change in fair value of derivative instruments, net	$80	$(185)	$152	$(120)

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including:

•	certain of our wholly-owned and majority-owned subsidiaries; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation.

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

The following table discloses information about our obligations under guarantees of indebtedness of others as of September 30, 2009 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of September 30, 2009.

	Maximum	Liability
	Potential Future	Carrying
Type of Entity	Payment	Value

Wholly-owned subsidiaries	$43	$5
Aluminium Norf GmbH	$15	$—

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2009 and March 31, 2009, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. As a result of our debt offering in August 2009, we have updated our debt repayment schedule presented in Note 6 to the consolidated financial statements. During the six months ended September 30, 2009, there were no other significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the three months ended September 30, 2009, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2009.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the six months ended September 30, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (ASC) (Codification) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. As the codification is not intended to change or alter existing US GAAP, this standard had no impact on the Company’s financial position or results of operations.

We adopted the authoritative guidance in ASC 855, Subsequent Events, (prior authoritative literature: FASB Statement No. 165, Subsequent Events) which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 810, Consolidation, (prior authoritative literature: FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements) which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the condensed consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of condensed consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the condensed consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. We adopted this accounting standard effective April 1, 2009, and applied this standard prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.

We adopted the authoritative guidance in ASC 350, Intangibles — Goodwill and Other, (prior authoritative literature: FASB Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets) which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The accounting standard also requires expanded disclosure related to the determination of intangible asset useful lives. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 820, Fair Value Measurements and Disclosures, (prior authoritative literature: FASB Staff Position No. 107-1 and APB Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments; FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly) which requires disclosures about the fair value of financial instruments for interim reporting periods. This codification also provides additional guidance in determining fair value when the volume and level of activity for the asset or liability has significantly decreased. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 320, Investments — Debt and Equity Securities, (prior authoritative literature: FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, Recognition of Other-than-Temporary-Impairments) which amends the other-than-temporary impairment guidance in GAAP for debt and equity securities. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 805, Business Combinations, (prior authoritative literature: FASB Statement No. 141 (Revised), Business Combinations; FASB Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies) (ASC 805) which establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard also requires acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. ASC 805 also clarifies the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This standard requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be reasonably estimated. We will apply ASC 805 prospectively to business combinations occurring after March 31, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. This standard amends certain provisions of preexisting tax guidance such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this business combination guidance would also apply the provisions of this standard. This standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in ASC 323, Investments — Equity Method and Joint Ventures, (prior authoritative literature: Emerging Issues Task Force Issue No. 08-06, Equity Method Investment Accounting Considerations) which addresses questions that have arisen about the application of the equity method of accounting for investments acquired after the effective date of newly issued business combination standards and non-controlling interest standards. This accounting standard clarifies how to account for certain transactions involving equity method investments, and is effective on a prospective basis. This standard had no impact on our consolidated financial position, results of operations and cash flows.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of September 30, 2009, as adoption is not required until future reporting periods.

In June 2009, the FASB issued statement No. 167, Amendments to FASB Interpretation No. 46(R) (FASB 167). FASB 167 has not been incorporated by the FASB into the Codification as the guidance is not yet effective and early adoption is prohibited. FASB 167 is intended (1) to address the effects on certain provisions of the accounting standard dealing with consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) to clarify questions about the application of certain key provisions related to consolidation of variable interest entities, including those in which accounting and disclosures do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. FASB 167 will be effective for fiscal years ending after November 15, 2009. We do not anticipate this standard will have any impact on our consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued ASC 715, Compensation — Retirement Benefits, (prior authoritative literature: FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits) which requires that an employer disclose the following information about the fair value of plan assets: (1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This pronouncement will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of this standard would not be required for earlier periods that are presented for comparative purposes. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

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

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the effect of metal price ceilings in certain of our sales contracts;

•	the capacity and effectiveness of our metal hedging activities, including our internal used beverage cans (UBCs) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Rio Tinto Alcan;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	the impact of restructuring efforts in the future;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions including further deterioration in the global economy, particularly sectors in which our customers operate;

•	our ability to improve and maintain effective internal control over financial reporting and disclosure controls and procedures in the future;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the effect of taxes and changes in tax rates.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

In addition, we have a sales contract which contains a ceiling over which metal prices cannot be contractually passed through to a certain customer. As a result, we were unable to pass through the complete increase in metal prices for sales under this contract and this negatively impacted our margins when the metal price was above the ceiling price. As result of falling LME prices and based upon a September 30, 2009 aluminum price of $1,852 per tonne, we estimate a $4 million unfavorable revenue and cash flow impact through December 31, 2009 when these contracts expire.

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

Sensitivities

We estimate that a 10% decline in LME aluminum prices would result in a $24 million pre-tax loss related to the change in fair value of our aluminum contracts as of September 30, 2009.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the quarter ended September 30, 2009, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of September 30, 2009, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2009 given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in	Change in
	Price	Fair Value

Electricity	(10)%	$(2)
Natural Gas	(10)%	(2)
Heating Oil	(10)%	—

Foreign Currency Exchange Risks

Exchange rate movements, particularly the euro, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the euro strengthens, but are adversely affected as the euro weakens. In Korea, where we have local currency selling prices for local sales and U.S. dollar denominated selling prices for exports, we benefit slightly as the won weakens, but are adversely affected as the won strengthens, due to a slightly higher percentage of exports compared to local sales. In Brazil, where we have predominately U.S. dollar selling prices, metal costs and local currency operating costs, we benefit as the local currency weakens, but are adversely affected as the local currency strengthens. Foreign currency contracts may be used to hedge the economic exposures at our foreign operations.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2009 given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Brazilian real	(10)%	$(35)
Euro	10%	(29)
Korean won	10%	(7)
Canadian dollar	(10)%	(2)
British pound	10%	(1)
Swiss franc	10%	(1)

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

We estimate that a 10% increase in the value of the euro against the US Dollar would result in a $17 million potential pre-tax loss on these derivatives as of September 30, 2009.

Interest Rate Risks

As of September 30, 2009, approximately 84% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of September 30, 2009, which includes $240 million of term loan debt and other variable rate debt of $214 million, our annual pre-tax income would be reduced by approximately $1 million.

From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 6 — Debt for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2009 given a 10% change in the benchmark USD LIBOR interest rate ($ in millions).

	Change in	Change in
	Rate	Fair Value

Interest Rate Contracts
North America	(10)%	$(1)
Asia	(10)%	—

Item 4.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2009, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of September 30, 2009. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2009, because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that the Company’s unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (GAAP).

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Existing as of September 30, 2009 and Remediation Plan

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of September 30, 2009, we did not maintain effective controls over the application of purchase accounting for an equity method investee including related income tax accounts. Specifically, our controls did not ensure the accuracy and validity of our purchase accounting adjustments for an equity method investee. This control deficiency resulted in adjustments affecting the period May, 15, 2007 through March 31, 2008 identified in Note 3 — Restatement of Financial Statements in the consolidated and combined financial statements included in our Form 10-K/A filed with the SEC on August 11, 2008. During the execution of our remediation plan, we identified an error as described in Note 1 — Business and Summary of Significant Accounting Policies — Reclassifications and Adjustment which impacted our consolidated and interim financial statements included in previously filed Forms 10-Q and Forms 10-K for fiscal 2008 and 2009.

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

Coca-Cola Lawsuit.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in Georgia state court. CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached a soft toll agreement between the parties relating to the supply of aluminum can stock, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the “most favored nations” provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. However, we have concluded that a loss from the CCBSS litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe that there is a reasonable possibility of a loss from the lawsuit based on information available at this time. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. Novelis Corporation has filed its answer and the parties are proceeding with discovery.

Item 1A.	Risk Factors

Our goodwill and other intangible assets could become further impaired, which may require us to take significant non-cash charges against earnings.

We assess, at least annually and potentially more frequently, whether the value of our goodwill and other intangible assets has been impaired. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations.

In fiscal 2009, we recorded a $1.34 billion goodwill impairment charge due to the deterioration in the global economic environment and the resulting decrease in both the market capitalization of our parent company and the valuation of our publicly traded 7.25% senior notes. Subsequent to that impairment charge, our remaining goodwill balance as of March 31, 2009 and June 30, 2009 was $582 million, allocated to our reporting units as follows: North America — $288 million; Europe — $181 million; South America — $113 million. The fair value of the reporting units exceeded their respective carrying amounts in our most recent impairment test by 12% for North America, by 9% for Europe and by 36% for South America.

A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment or slower growth rates could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a future write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.

The covenants in our Credit Agreements and the indenture governing our Senior Notes impose significant operating restrictions on us.

The Credit Agreements and the indenture governing the Senior Notes impose significant operating restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:

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

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
4.1	Indenture, relating to the 11 1/2% Senior Notes due 2015, dated as of August 11, 2009, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 17, 2009).
4.2	Form of 11 1/2% Senior Notes due 2015 (included in Exhibit 4.1).
10.1	Registration Rights Agreement, dated as of August 11, 2009, among Novelis Inc., the guarantors named on the signature pages thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2009).
10.2	Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009).
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer and
Authorized Officer)

By	/s/ Robert P. Nelson
Robert P. Nelson
Vice President Finance — Controller
(Principal Accounting Officer)

Date: November 3, 2009

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by Novelis Inc. on January 7, 2005 (File No. 001-32312))
3.2	Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by Novelis Inc. on July 25, 2008 (File No. 001-32312))
4.1	Indenture, relating to the 11 1/2% Senior Notes due 2015, dated as of August 11, 2009, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 17, 2009).
4.2	Form of 11 1/2% Senior Notes due 2015 (included in Exhibit 4.1).
10.1	Registration Rights Agreement, dated as of August 11, 2009, among Novelis Inc., the guarantors named on the signature pages thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 17, 2009).
10.2	Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009).
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.