Form 10-Q
period 2009-12-31
Novelis Inc.
filed 2010-02-16
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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

As of January 31, 2010, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$2,112	$2,176	$6,253	$8,238

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,788	2,023	5,049	7,645
Selling, general and administrative expenses	99	73	260	246
Depreciation and amortization	93	107	285	330
Research and development expenses	10	11	27	33
Interest expense and amortization of debt issuance costs	44	47	131	138
Interest income	(2)	(3)	(8)	(13)
(Gain) loss on change in fair value of derivative instruments, net	(40)	396	(192)	516
Impairment of goodwill	—	1,340	—	1,340
Restructuring charges, net	1	15	7	14
Equity in net (income) loss of non-consolidated affiliates	(8)	166	12	166
Other (income) expenses, net	(2)	20	(21)	53

	1,983	4,195	5,550	10,468

Income (loss) before income taxes	129	(2,019)	703	(2,230)
Income tax provision (benefit)	48	(196)	247	(329)

Net income (loss)	81	(1,823)	456	(1,901)
Net income (loss) attributable to noncontrolling interests	13	(9)	50	(7)

Net income (loss) attributable to our common shareholder	$68	$(1,814)	$406	$(1,894)

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	December 31,	March 31,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$252	$248
Accounts receivable (net of allowances of $4 and $2 as of December 31, 2009 and March 31, 2009, respectively)
— third parties	998	1,049
— related parties	11	25
Inventories	1,059	793
Prepaid expenses and other current assets	45	51
Fair value of derivative instruments	235	119
Deferred income tax assets	17	216

Total current assets	2,617	2,501
Property, plant and equipment, net	2,714	2,799
Goodwill	611	582
Intangible assets, net	768	787
Investment in and advances to non-consolidated affiliates	757	719
Fair value of derivative instruments, net of current portion	12	72
Deferred income tax assets	4	4
Other long-term assets
— third parties	96	80
— related parties	23	23

Total assets	$7,602	$7,567

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$149	$51
Short-term borrowings	61	264
Accounts payable
— third parties	818	725
— related parties	44	48
Fair value of derivative instruments	112	640
Accrued expenses and other current liabilities	425	516
Deferred income tax liabilities	39	—

Total current liabilities	1,648	2,244
Long-term debt, net of current portion
— third parties	2,493	2,417
— related parties	—	91
Deferred income tax liabilities	501	469
Accrued postretirement benefits	522	495
Other long-term liabilities	358	342

Total liabilities	5,522	6,058

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of December 31, 2009 and March 31, 2009	—	—
Additional paid-in capital	3,497	3,497
Accumulated deficit	(1,524)	(1,930)
Accumulated other comprehensive loss	(36)	(148)

Total Novelis shareholder’s equity	1,937	1,419
Noncontrolling interests	143	90

Total equity	2,080	1,509

Total liabilities and shareholder’s equity	$7,602	$7,567

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Nine Months
	Ended
	December 31,
	2009	2008

OPERATING ACTIVITIES
Net income (loss)	$456	$(1,901)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	285	330
(Gain) loss on change in fair value of derivative instruments, net	(192)	516
Deferred income taxes	230	(400)
Write-off and amortization of fair value adjustments, net	(139)	(178)
Impairment of goodwill	—	1,340
Equity in net (income) loss of non-consolidated affiliates	12	166
Foreign exchange remeasurement of debt	(17)	21
Gain on reversal of accrued legal claim	(3)	(26)
Inventory reserves and adjustments	—	38
Other, net	8	4
Changes in assets and liabilities:
Accounts receivable	107	89
Inventories	(218)	98
Accounts payable	34	(439)
Other current assets	9	(25)
Other current liabilities	35	(45)
Other noncurrent assets	(16)	8
Other noncurrent liabilities	39	(10)

Net cash provided by (used in) operating activities	630	(414)

INVESTING ACTIVITIES
Capital expenditures	(74)	(107)
Proceeds from sales of assets	4	4
Changes to investment in and advances to non-consolidated affiliates	3	17
Proceeds from related party loans receivable, net	15	18
Net proceeds (outflow) from settlement of derivative instruments	(432)	160

Net cash provided by (used in) investing activities	(484)	92

FINANCING ACTIVITIES
Proceeds from issuance of debt, third parties	177	8
Proceeds from issuance of debt, related parties	4	—
Principal payments, third parties	(20)	(11)
Principal payments, related parties	(95)	—
Short-term borrowings, net	(211)	193
Dividends, noncontrolling interest	(13)	(5)
Debt issuance costs	(1)	—

Net cash provided by (used in) financing activities	(159)	185

Net decrease in cash and cash equivalents	(13)	(137)
Effect of exchange rate changes on cash balances held in foreign currencies	17	(13)
Cash and cash equivalents — beginning of period	248	326

Cash and cash equivalents — end of period	$252	$176

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(In millions, except number of shares)

	Novelis Inc. Shareholder
					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive	Non-
	Common Stock		Paid-in	(Accumulated	Income (Loss)	controlling	Total
	Shares	Amount	Capital	Deficit)	(AOCI)	Interests	Equity

Balance as of March 31, 2009	77,459,658	$—	$3,497	$(1,930)	$(148)	$90	$1,509
Net income attributable to our common shareholder	—	—	—	406	—	—	406
Net income attributable to noncontrolling interests	—	—	—	—	—	50	50
Currency translation adjustment, net of tax provision of $4 included in AOCI	—	—	—	—	105	16	121
Change in fair value of effective portion of hedges, net of tax benefit of $ — included in AOCI	—	—	—	—	(1)	—	(1)
Postretirement benefit plans:
Change in pension and other benefits, net of tax provision of $5 included in AOCI	—	—	—	—	8	—	8
Noncontrolling interests’ cash dividends	—	—	—	—	—	(13)	(13)

Balance as of December 31, 2009	77,459,658	$—	$3,497	$(1,524)	$(36)	$143	$2,080

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In millions)

	Three Months Ended			Three Months Ended
	December 31, 2009			December 31, 2008
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income (loss)	$68	$13	$81	$(1,814)	$(9)	$(1,823)

Other comprehensive income (loss):
Currency translation adjustment	(21)	2	(19)	—	(8)	(8)
Net change in fair value of effective portion of hedges	3	—	3	(27)	—	(27)
Postretirement benefit plans:
Change in pension and other benefits	7	—	7	(17)	—	(17)

Other comprehensive income (loss) before income tax effect	(11)	2	(9)	(44)	(8)	(52)
Income tax provision (benefit) related to items of other comprehensive income (loss)	3	—	3	11	—	11

Other comprehensive income (loss), net of tax	(14)	2	(12)	(55)	(8)	(63)

Comprehensive income (loss)	$54	$15	$69	$(1,869)	$(17)	$(1,886)

	Nine Months Ended			Nine Months Ended
	December 31, 2009			December 31, 2008
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income (loss)	$406	$50	$456	$(1,894)	$(7)	$(1,901)

Other comprehensive income (loss):
Currency translation adjustment	109	16	125	(63)	(31)	(94)
Net change in fair value of effective portion of hedges	(1)	—	(1)	(24)	—	(24)
Postretirement benefit plans:
Change in pension and other benefits	13	—	13	(15)	—	(15)

Other comprehensive income (loss) before income tax effect	121	16	137	(102)	(31)	(133)
Income tax provision related to items of other comprehensive income (loss)	9	—	9	13	—	13

Other comprehensive income (loss), net of tax	112	16	128	(115)	(31)	(146)

Comprehensive income (loss)	$518	$66	$584	$(2,009)	$(38)	$(2,047)

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the beverage and food can, transportation, construction and industrial, and foil products markets. As of December 31, 2009, we had operations on four continents: North America; Europe; Asia and South America, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities that supply our rolling plants in Brazil.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the United States Securities and Exchange Commission (SEC) on June 29, 2009, and updated on Form 8-K filed August 5, 2009 to reflect the revised presentation of noncontrolling interests. Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. Further, in connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through February 16, 2010, the date these financial statements were issued.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairments of long-lived assets, intangible assets and equity investments; (4) actuarial assumptions related to pension and other postretirement benefit plans; (5) income tax reserves and valuation allowances and (6) assessment of loss contingencies, including environmental, litigation and other tax reserves.

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

Consolidation Policy

Our consolidated financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate all significant intercompany accounts and transactions from our consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

In August 2009, we announced the formation of a joint venture entity, Evermore Recycling LLC (Evermore), to procure used beverage cans in North America. We own 55.8% of this limited liability corporation and have consolidated the results effective August 11, 2009. The results of Evermore were immaterial for the three and nine months ended December 31, 2009.

Reclassifications and Adjustment

Certain reclassifications of prior period amounts and presentation have been made to conform to the presentation adopted for the current period. In order to present the impact of all customer-directed derivatives and associated trading activities as operating activities, we corrected our presentation by reclassifying approximately $20 million from investing activities to operating activities on our condensed consolidated statements of cash flows for the nine months ended December 31, 2008.

During the second quarter of fiscal 2010, we identified an immaterial error in our consolidated annual and interim financial statements included in previously filed Forms 10-Q and Forms 10-K for fiscal 2008 and 2009. The error relates to deferred income taxes recorded in connection with purchase accounting in South America. We believe the correction of this error to be both quantitatively and qualitatively immaterial to our projected annual results for fiscal 2010 or to any of our previously issued financial statements. As a result, we did not adjust any prior period amounts. There was no impact to income (loss) before income taxes and noncontrolling interest share or cash flows from operating activities for any periods. We reflected the correction of this error in the interim financial statements for the second quarter of 2010. As of and for the nine months ended December 31, 2009, the impact of the correction was an increase to goodwill of $29 million, an increase to deferred tax liabilities of $25 million and a reduction of our income tax expense of $4 million. Due to the fact that our South American subsidiaries are US dollar functional, the deferred tax liabilities fluctuate with changes in the exchange rate. This fluctuation is recorded as an increase or decrease to income tax expense.

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the nine months ended December 31, 2009.

We adopted the authoritative guidance in the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets or (2) a valuation technique that is consistent with the principles of Topic 820 of the ASC (e.g., an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. This standard had no impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB approved its Accounting Standards Codification (ASC) (Codification) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of accounting standards is effective for interim or annual periods ending after September 15, 2009. As the codification is not intended to change or alter existing US GAAP, this standard had no impact on our consolidated financial position, results of operations and cash flows.

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

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of December 31, 2009, as adoption is not required until future reporting periods.

In June 2009, the FASB issued statement No. 167, Amendments to FASB Interpretation No. 46(R) (FASB 167). FASB 167 has not been incorporated by the FASB into the Codification as the guidance is not yet effective and early adoption is prohibited. FASB 167 is intended (1) to address the effects on certain provisions of the accounting standard dealing with consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) to clarify questions about the application of certain key provisions related to consolidation of variable interest entities, including those in which accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. FASB 167 will be effective for fiscal years ending after November 15, 2009. We do not anticipate this standard will have any impact on our consolidated financial position, results of operations and cash flows.

In December 2008, the FASB issued ASC 715, Compensation — Retirement Benefits, (prior authoritative literature: FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets) which requires that an employer disclose the following information about the fair value of plan assets: (1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This pronouncement will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of this standard would not be required for earlier periods that are presented for comparative purposes. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

2.	RESTRUCTURING PROGRAMS

Restructuring charges of $7 million on the condensed consolidated statement of operations for the nine months ended December 31, 2009, consisted of the following: (1) $4 million in costs attributable to our Rogerstone facility, partially offset by a $2 million reduction in severance costs, (2) $2 million in

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

environmental and other costs related to our Borgofranco facility (3) $4 million in severance costs related to North America and (4) a $1 million reduction in severance costs in South America.

The following table summarizes our restructuring accrual activity by region (in millions).

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves

Balance as of March 31, 2009	$61	$16	$—	$2	$1	$80
Provisions, net	1	4	—	(1)	—	4
Cash payments	(39)	(9)	—	(2)	(1)	(51)
Impact of exchange rate changes	7	—	—	1	—	8

Balance as of December 31, 2009	$30	$11	$—	$—	$—	$41

Europe

Restructuring charges in the table above include $2 million of environmental and other costs at our Borgofranco facility, net of $1 million reduction in severance costs.

We made the following payments relating to preexisting restructuring programs in Europe: $27 million in severance payments, $9 million in payments for environmental remediation and $3 million of other payments.

At our Rogerstone facility, we also incurred a $2 million charge related to the write down of aluminum scrap and approximately $1 million of on-going facility costs related to the shut-down. The $2 million write down is not included in the table above as it was reflected as a reduction to the appropriate balance sheet accounts.

North America

To consolidate corporate functions and enhance organizational effectiveness, we announced a plan relocate our North American headquarters from Cleveland, Ohio to Atlanta, Georgia, where the Company’s corporate offices are located. This move is expected to occur over the next nine months with a completion date no later than December 31, 2010. We recorded $3 million in the third quarter of fiscal 2010 for severance charges representing one-time termination benefits under our existing separation program.

Restructuring charges in North America also includes $1 million in severance costs related to the voluntary and involuntary separation programs initiated in the third quarter of fiscal 2009. We made $9 million in severance payments related to fiscal 2009 plan in the nine months ended December 31, 2009.

South America

We made $1 million in severance payments and $1 million in payments related to other exit costs. We reduced the remaining $1 million reserve related to severance in the third quarter. As of December 31, 2009, we completed all restructuring actions initiated in fiscal 2009.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

3.	INVENTORIES

Inventories consist of the following (in millions).

	December 31,	March 31,
	2009	2009

Finished goods	$289	$215
Work in process	377	296
Raw materials	307	207
Supplies	91	79

	1,064	797
Allowances	(5)	(4)

Inventories	$1,059	$793

4.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

	December 31,	March 31,
	2009	2009

Current assets	$63	$64
Total assets	$130	$124
Current liabilities	$(40)	$(35)
Total liabilities	$(139)	$(135)
Net carrying value	$(9)	$(11)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes our share of the condensed results of operations of our equity method affiliates. These results include the incremental depreciation and amortization expense that we record in our equity method accounting as a result of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. These results include the $160 million impairment charge to reduce the carrying value of our investment in Aluminium Norf GmbH (Norf) in the three and nine months ended December 31, 2008. The results for the three months ended December 31, 2009 also include a $10 million after tax benefit from the refinement of our methodology for recording depreciation and amortization on the step up in our basis in the underlying assets of an investee.

	Three Months
	Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net sales	$63	$58	$183	$220
Costs, expenses and provisions for taxes on income	55	64	195	226
Impairment charge	—	160	—	160

Net income (loss)	$8	$(166)	$(12)	$(166)

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. We earned less than $1 million of interest income on a loan due from Norf during each of the periods presented in the table below. The following table describes the nature and amounts of significant transactions that we had with these non-consolidated affiliates (in millions).

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2009	2008	2009	2008

Purchases of tolling services and electricity
Aluminium Norf GmbH(A)	$61	$56	$181	$203
Consorcio Candonga(B)	—	2	1	15

Total purchases from related parties	$61	$58	$182	$218

(A)	We purchase tolling services from Norf.

(B)	We obtain electricity from Consorcio Candonga for our operations in South America.

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We have no other material related party balances with these non-consolidated affiliates.

	December 31,	March 31,
	2009	2009

Accounts receivable(A)	$11	$25
Other long-term receivables(A)	$23	$23
Accounts payable(B)	$44	$48

(A)	The balances represent current and non-current portions of a loan due from Norf.

(B)	We purchase tolling services from Norf and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

6.	DEBT

Debt consists of the following (in millions).

	December 31, 2009					March 31, 2009
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value

Third party debt:
Short term borrowings	1.95%		$61	$—	$61	$264	$—	$264
Novelis Inc.
Floating rate Term Loan Facility, due July 2014	2.24	%(C)	293	—	293	295	—	295
11.5% Senior Notes, due February 2015	11.50%		185	(4)	181	—	—	—
7.25% Senior Notes, due February 2015	7.25%		1,124	42	1,166	1,124	47	1,171
Novelis Corporation
Floating rate Term Loan Facility, due July 2014	2.25	%(C)	861	(48)	813	867	(54)	813
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 50 million)	7.50%		47	(3)	44	45	(3)	42
Capital lease obligation, due August 2011 (CHF 2 million)	2.49%		2	—	2	2	—	2
Novelis Korea Limited
Bank loan, due October 2010	2.82	%(C)	100	—	100	100	—	100
Bank loan, due February 2010 (Korean won (KRW) 50 billion)	4.14%		42	—	42	37	—	37
Bank loan, due May 2009 (KRW 10 billion)	7.47%		—	—	—	7	—	7
Other
Other debt, due December 2011 through December 2012	1.00%		1	—	1	1	—	1

Total debt — third parties			2,716	(13)	2,703	2,742	(10)	2,732
Less: Short term borrowings			(61)	—	(61)	(264)	—	(264)
Current portion of long term debt			(158)	9	(149)	(59)	8	(51)

Long-term debt, net of current portion — third parties:			$2,497	$(4)	$2,493	$2,419	$(2)	$2,417

Related party debt:
Novelis Inc.
Unsecured credit facility — related party, due January 2015	13.00%		$—	$—	$—	$91	$—	$91

(A)	Interest rates are as of December 31, 2009 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement and the debt exchange completed in fiscal 2009.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. Additional floating rate Term Loan with a face value of $220 million issued in March 2009 was recorded at a fair value of $165 million. Additional 11.5% Senior Notes with a face value of $185 million issued in August 2009 were recorded at fair value of $181 million (see 11.5% Senior Notes below).

(C)	Excludes the effect of related interest rate swaps and the effect of accretion of fair value.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized fair value adjustments and using rates of exchange as of December 31, 2009 for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2009	Amount

Within one year	$158
2 years	16
3 years	16
4 years	16
5 years	1,111
Thereafter	1,338

Total	$2,655

Senior Secured Credit Facilities

Our senior secured credit facilities consist of (1) a $1.16 billion seven year term loan facility maturing July 2014 (Term Loan facility) and (2) an $800 million five-year multi-currency asset-backed revolving credit line and letter of credit facility (ABL Facility). The senior secured credit facilities include certain affirmative and negative covenants. Under the ABL Facility, if our excess availability, as defined under the borrowing, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of December 31, 2009, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under the ABL Facility of $80 million. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.

11.5% Senior Notes

On August 11, 2009, Novelis Inc. issued $185 million aggregate principal face amount of 11.5% senior unsecured notes at an effective rate of 12.0% (11.5% Senior Notes). The 11.5% Senior Notes were issued at a discount resulting in gross proceeds of $181 million. The net proceeds of this offering were used to repay a portion of the ABL Facility and $96 million outstanding under an unsecured credit facility from an affiliate of the Aditya Birla Group.

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

The 11.5% Senior Notes contain certain covenants and events of default, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. As of December 31, 2009, we are compliant with these covenants. Interest on the 11.5% Senior Notes is payable on February 15 and August 15 of each year, commencing on February 15, 2010. The notes will mature on February 15, 2015. On January 12, 2010, we consummated the exchange offer required by the registration rights agreement related to the 11.5% Senior Notes.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Short-Term Borrowings and Lines of Credit

As of December 31, 2009, our short-term borrowings were $61 million consisting of (1) $49 million of short-term loans under the ABL Facility, (2) a $6 million short-term loan in Italy and (3) $6 million in bank overdrafts. As of December 31, 2009, $21 million of the ABL Facility was utilized for letters of credit and we had $475 million in remaining availability under the ABL Facility before covenant related restrictions. The weighted average interest rate on our total short-term borrowings was 1.95% and 2.75% as of December 31, 2009 and March 31, 2009, respectively.

As of December 31, 2009, we had an additional $175 million outstanding under letters of credit in Korea not included in the ABL Facility.

Interest Rate Swaps

As of December 31, 2009, we have interest rate swaps to fix the variable LIBOR interest rate on $920 million of our floating rate Term Loan facility. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities. Interest rate swaps related to $400 million at an effective weighted average interest rate of 4.0% expire March 31, 2010. In January 2009, we entered into two interest rate swaps to fix the variable LIBOR interest rate on an additional $300 million of our floating Term Loan facility at a rate of 1.49%, plus any applicable margin. These interest rate swaps are effective from March 31, 2009 through March 31, 2011. In April 2009, we entered into an additional $220 million interest rate swap at a rate of 1.97%, which is effective through April 30, 2012.

We have a cross-currency interest rate swap in Korea to convert our $100 million variable rate bank loan to KRW 92 billion at a fixed rate of 5.44%. The swap expires October 2010, concurrent with the maturity of the loan.

As of December 31, 2009 approximately 88% of our debt was fixed rate and approximately 12% was variable rate.

7.	SHARE-BASED COMPENSATION

Total compensation expense related to share-based awards for the respective periods is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Novelis Long-Term Incentive Plan 2009	$2	$—	$3	$—
Novelis Long-Term Incentive Plan 2010	1	—	2	—

Total compensation expense	$3	$—	$5	$—

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

The tables below show the SARs activity under our 2010 LTIP and 2009 LTIP.

			Weighted	Weighted Average	Aggregate
			Average	Remaining	Intrinsic
	Number of		Exercise Price	Contractual Term	Value (USD
2010 LTIP	SARs		(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2009	—		—	—	—
Granted	14,075,603	(A)	87.61
Exercised	—		—
Forfeited/Cancelled	(489,061)		85.79
Expired	—		—

SARs outstanding as of December 31, 2009	13,586,542		87.68	6.48	$21

			Weighted	Weighted Average	Aggregate
			Average	Remaining	Intrinsic
	Number of		Exercise Price	Contractual Term	Value (USD
2009 LTIP	SARs		(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2009	20,606,906	(A)	60.50	6.22	(B	)
Granted	—		—
Exercised	—		—
Forfeited/Cancelled	(9,209,152)		60.50
Expired	—		—

SARs outstanding as of December 31, 2009	11,397,754		60.50	5.46	$20

(A)	Represents total SARs approved by the Board of Directors for grant. As noted above, due to the performance criterion based on a future earnings target, the amount deemed granted for accounting purposes is limited to the individual tranches subject to an established earnings target, which includes the current and prior fiscal years.

(B)	The aggregate intrinsic value is zero as the market value of a share of Hindalco stock was less than the SAR exercise price.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Black-Scholes valuation method. We used historical stock price volatility data of Hindalco on the Bombay Stock Exchange to determine expected volatility assumptions. The fair value of each SAR under the 2010 LTIP and 2009 LTIP was estimated as of December 31, 2009 using the following assumptions:

	2010 LTIP	2009 LTIP

Expected volatility	51.9 — 57.1%	56.9 — 65.6%
Weighted average volatility	54.9%	61.4%
Dividend yield	0.84%	0.84%
Risk-free interest rate	6.66 — 7.25%	5.38 — 6.67%
Expected life	3.5 — 5.0 years	1.8 — 3.5 years

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. Since the performance criteria for fiscal years 2011 through 2013 have not yet been established and therefore, measurement periods for SARs relating to those periods have not yet commenced, no compensation expense for those tranches has been recorded for the nine months ended December 31, 2009. No SARs were exercisable at December 31, 2009.

In connection with her separation from the Company, we issued 1,000,000 SARs at an exercise price of 60.50 Indian Rupees to our former President and Chief Operating Officer. We recorded $2 million of compensation expense in the third quarter associated with the exercise of these options on December 3, 2009.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $16 million which is expected to be realized over a weighted average period of 3.78 years.

8.	POSTRETIREMENT BENEFIT PLANS

Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K.; unfunded pension plans in Germany; and unfunded lump sum indemnities in France, South Korea, Malaysia and Italy. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Service cost	$8	$11	$24	$32
Interest cost	15	16	43	46
Expected return on assets	(10)	(14)	(30)	(40)
Amortization — (gains) losses	3	—	9	(1)
Curtailment/settlement (gains) losses	—	—	—	1

Net periodic benefit cost	$16	$13	$46	$38

Curtailment/settlement (gains) losses in the previous table do not include a $3 million curtailment gain related to Norf, our non-consolidated affiliate, included in Equity in net (income) loss of non-consolidated affiliates, for the three and nine months ended December 31, 2009.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Other Benefits
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Service cost	$2	$2	$5	$5
Interest cost	2	3	8	8
Amortization — (gains) losses	—	—	—	1
Curtailment/settlement (gains) losses	—	—	—	(2)

Net periodic benefit cost	$4	$5	$13	$12

The expected long-term rate of return on plan assets is 6.7% in fiscal 2010.

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to-date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland, Malaysia and Brazil. We contributed the following amounts to all plans, including the Rio Tinto Alcan plans, that cover our employees (in millions).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Funded pension plans	$10	$8	$22	$19
Unfunded pension plans	3	4	11	12
Savings and defined contribution pension plans	4	4	11	13

Total contributions	$17	$16	$44	$44

During the remainder of fiscal 2010, we expect to contribute an additional $24 million to our funded pension plans, $3 million to our unfunded pension plans and $6 million to our savings and defined contribution plans.

9.	CURRENCY (GAINS) LOSSES

The following currency (gains) losses are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net (gain) loss on change in fair value of currency derivative instruments(A)	$(15)	$48	$(66)	$13
Net (gain) loss on remeasurement of monetary assets and liabilities(B)	(2)	17	(9)	73

	$(17)	$65	$(75)	$86

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expenses, net.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following currency gains (losses) are included in Accumulated other comprehensive income (loss), net of tax. (in millions)

	Nine Months Ended	Year Ended
	December 31, 2009	March 31, 2009

Cumulative currency translation adjustment — beginning of period	$(78)	$85
Effect of changes in exchange rates	121	(163)

Cumulative currency translation adjustment — end of period	$43	$(78)

10.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

The fair values of our financial instruments and commodity contracts as of December 31, 2009 and March 31, 2009 are as follows (in millions):

	December 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$(1)	$(26)	$(27)
Interest rate swaps	—	1	(9)	—	(8)
Electricity swap	—	—	(5)	(18)	(23)

Total derivatives designated as hedging instruments	—	1	(15)	(44)	(58)

Derivatives not designated as hedging instruments:
Aluminum contracts	184	9	(80)	(1)	112
Currency exchange contracts	51	2	(16)	(2)	35
Energy contracts	—	—	(1)	—	(1)

Total derivatives not designated as hedging instruments	235	11	(97)	(3)	146

Total derivative fair value	$235	$12	$(112)	$(47)	$88

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	March 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(11)	$(11)
Interest rate swaps	—	—	(13)	—	(13)
Electricity swap	—	—	(6)	(12)	(18)

Total derivatives designated as hedging instruments	—	—	(19)	(23)	(42)

Derivatives not designated as hedging instruments:
Aluminum contracts	99	41	(532)	(13)	(405)
Currency exchange contracts	20	31	(77)	(12)	(38)
Energy contracts	—	—	(12)	—	(12)

Total derivatives not designated as hedging instruments	119	72	(621)	(25)	(455)

Total derivative fair value	$119	$72	$(640)	$(48)	$(497)

(A)	The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We had cross-currency swaps of Euro 135 million as of December 31, 2009 and March 31, 2009, designated as net investment hedges. The effective portion of the change in fair value of the derivative is included in Other comprehensive income (loss) (OCI), as a part of Currency translation adjustments. The ineffective portion of gain or loss on derivatives is included in (Gain) loss on change in fair value of derivative instruments, net.

For our currency exchange contracts designated as net investment hedges, we recognized a $2 million gain and a $19 million loss in OCI for the three months and nine months ended December 31, 2009, respectively. We recognized gains of $50 and $170 million in OCI for the three and nine months ended December 31, 2008, respectively.

Cash Flow Hedges

We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and is reclassified when we recognize the underlying exposure into (Gain) loss on change in fair value of derivatives, net in our accompanying condensed consolidated statements of operations. As of December 31, 2009, the outstanding portion of this swap includes 1.7 million megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into Interest expense and amortization of debt issuance costs in our accompanying condensed consolidated statements of operations. We

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

had $910 million and $690 million of outstanding interest rate swaps designated as cash flow hedges as of December 31, 2009 and March 31, 2009, respectively.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the criteria we established at the inception of the hedge. Gains or losses recognized to date in Accumulated other comprehensive income (loss) (AOCI) would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $15 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

Three Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		AOCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008

Electricity swap	$—	$(16)	$1	$2	$—	$2
Interest rate swaps	$4	$(9)	$—	$—	$—	$—

Nine Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		AOCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008

Electricity swap	$(3)	$(16)	$3	$10	$2	$2
Interest rate swaps	$5	$2	$—	$—	$—	$—

Derivative Instruments Not Designated as Hedges

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying condensed consolidated statement of operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America and the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. As of December 31, 2009 and March 31, 2009, we had 108 kilotonnes (kt) and 180 kt, respectively, of outstanding aluminum contracts not designated as hedges. We classify cash settlement amounts associated with these derivatives as part of investing activities in the condensed consolidated statements of cash flows.

For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. We recognize a derivative position with both the customer and the third party for these types of contracts and we classify cash settlement amounts associated with these derivatives as part of operating activities in the condensed consolidated statements of cash flows.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations. As of December 31, 2009 and March 31, 2009, we had outstanding currency exchange contracts with a total notional amount of $1.4 billion that were not designated as hedges.

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of December 31, 2009 and March 31, 2009, we had $10 million of outstanding interest rate swaps that were not designated as hedges.

We use heating oil swaps and natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of December 31, 2009 and March 31, 2009, we had 0.9 million gallons and 3.4 million gallons, respectively, of heating oil swaps and 3.3 million MMBTUs and 3.8 million MMBTUs, respectively, of natural gas that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in earnings (in millions).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$26	$(340)	$123	$(495)
Currency exchange contracts	15	(48)	66	(13)
Energy contracts	(2)	(12)	(2)	(21)

Gain (loss) recognized	39	(400)	187	(529)
Derivative Instruments Designated as Cash Flow Hedges
Electricity swap	1	4	5	13

Gain (loss) on change in fair value of derivative instruments, net	$40	$(396)	$192	$(516)

11.	FAIR VALUE MEASUREMENTS

We record certain assets and liabilities, primarily derivative instruments, on our condensed consolidated balance sheets at fair value. We also disclose the fair values of certain financial instruments, including debt and loans receivable, which are not recorded at fair value. Our objective in measuring fair value is to estimate an exit price in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads and nonperformance risk, including our own nonperformance risk,

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

in measuring fair value. We use observable market inputs wherever possible. To the extent that observable market inputs are not available, our fair value measurements will reflect the assumptions we used. We grade the level of the inputs and assumptions used according to a three-tier hierarchy:

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

The following assets and liabilities are measured and recognized at fair value on a recurring basis (in millions).

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets — Derivative instruments	$—	$247	$—	$247
Liabilities — Derivative instruments	$—	$(132)	$(27)	$(159)

	March 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Assets — Derivative instruments	$—	$191	$—	$191
Liabilities — Derivative instruments	$—	$(644)	$(44)	$(688)

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

We classify the following derivative instruments in Level 3 of the valuation hierarchy. We have a highly customized electricity contract in a geographic region for which no active market exists. We value this contract using the observable market prices of similar contracts for nearby regions. We adjust these prices to account for geographical differences and structural differences in the terms of the contract. We also classify as Level 3 certain foreign exchange forward contracts between the USD and the KRW for which the remaining time to maturity on the forward contract extends beyond the terms of quoted market prices.

We recognized unrealized losses of $2 million related to Level 3 financial instruments that were still held as of December 31, 2009. These unrealized gains are included in (Gain) loss on change in fair value of derivative instruments, net.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)

Balance as of March 31, 2009	$(44)
Net realized/unrealized gains included in earnings(B)	17
Net realized/unrealized gains included in Other comprehensive income(C)	(11)
Net purchases, issuances and settlements	11
Net transfers in and/or (out) of Level 3	—

Balance as of December 31, 2009	$(27)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.

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

	December 31, 2009		March 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Long-term receivables from related parties	$23	$21	$23	$21
Liabilities
Long-term debt
Novelis Inc.
11.50% Senior Notes, due February 2015	181	206	—	—
7.25% Senior Notes, due February 2015	1,166	1,073	1,171	454
Floating rate Term Loan facility, due July 2014	293	237	295	200
Unsecured credit facility — related party, due January 2015	—	—	91	93
Novelis Corporation
Floating rate Term Loan facility, due July 2014	813	696	813	584
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (CHF 50 million)	44	39	42	36
Capital lease obligation, due August 2011 (CHF 2 million)	2	1	2	2
Novelis Korea Limited
Bank loan, due October 2010	100	95	100	83
Bank loan, due February 2010 (KRW 50 billion)	42	43	37	33
Bank loan, due May 2009 (KRW 10 billion)	—	—	7	7
Other
Other debt, due December 2011 through December 2012	1	1	1	1
Financial commitments
Letters of credit	—	196	—	134

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

12.	OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net is comprised of the following (in millions).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Exchange (gains) losses, net	$(2)	$17	$(9)	$73
Gains on the reversal of accrued legal claims	(3)	—	(3)	(26)
Loss on disposal of property, plant and equipment, net	1	—	—	—
Gain on tax litigation settlement in Brazil	—	—	(6)	—
Other, net	2	3	(3)	6

Other (income) expenses, net	$(2)	$20	$(21)	$53

13.	INCOME TAXES

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Pre-tax income (loss) before equity in net (income) loss of non-consolidated affiliates and noncontrolling interests	$121	$(1,853)	$715	$(2,064)

Canadian statutory tax rate	30%	31%	30%	31%

Provision at the Canadian statutory rate	37	(575)	215	(640)
Increase (decrease) for taxes on income (loss) resulting from:
Non-deductible goodwill impairment	—	415	—	415
Exchange translation items	(2)	(64)	18	(77)
Exchange remeasurement of deferred income taxes	5	(30)	41	(51)
Change in valuation allowances	3	23	6	41
Expense (income) items not subject to tax	(2)	22	(6)	28
Enacted statutory tax rate changes	—	1	—	3
Tax rate differences on foreign earnings	2	11	(7)	(57)
Uncertain tax positions, net	6	1	(19)	2
Other — net	(1)	—	(1)	7

Income tax provision (benefit)	$48	$(196)	$247	$(329)

Effective tax rate	40%	11%	35%	16%

As of December 31, 2009, we had a net deferred tax liability of $519 million, including deferred tax assets of approximately $394 million for net operating loss and tax credit carryforwards. The carryforwards begin expiring in 2010 with some amounts being carried forward indefinitely. As of December 31, 2009, valuation allowances of $103 million had been recorded against net operating loss carryforwards and tax credit

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

carryforwards, where it appeared more likely than not that such benefits will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the tax attribute carryforwards. Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.

During the three months ended December 31, 2009, we recognized an increase in unrecognized tax benefits of $3 million related to tax positions taken in a prior period. In addition, our income tax provision for the three months ended December 31, 2009 includes $3 million of accrued interest on unrecognized tax benefits.

During the three months ended December 31, 2009, we received a favorable tax ruling resulting in a reduction of our income tax provision of $4 million.

14.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Coca-Cola Lawsuit.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in Georgia state court. CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached a soft toll agreement between the parties relating to the supply of aluminum can stock, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the “most favored nations” provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. However, we have concluded that a loss from the CCBSS litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe that there is a reasonable possibility of a loss from the lawsuit based on information available at this time. Novelis Corporation has filed its answer and the parties are proceeding with discovery and pre-trial motions.

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

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

environmental matters as of December 31, 2009 will be approximately $49 million. Of this amount, $29 million is included in Other long-term liabilities, with the remaining $20 million included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of December 31, 2009. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Rio Tinto Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of December 31, 2009 and March 31, 2009, we had cash deposits aggregating approximately $46 million and $30 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $7 million to $125 million and $6 million to $18 million as of December 31, 2009 and March 31, 2009, respectively. In total, these reserves approximate $146 million and $135 million as of December 31, 2009, and March 31, 2009, respectively, and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheet.

On May 28, 2009, the Brazilian government passed a law allowing taxpayers to settle certain federal tax disputes with the Brazilian tax authorities, including disputes relating to a Brazilian national tax on manufactured products, through an installment program. Under the program, if a company elects to settle a tax dispute and pay the principal amount due over a specified payment period (e.g., 60, 120 or 180 months), the company will receive a discount on the interest and penalties owed on the disputed tax amount. Novelis joined the installment program in November of 2009 and notified the Brazilian government of its election to settle certain federal tax disputes pursuant to the program.

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including certain of our wholly-owned subsidiaries and Norf, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation.

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

The following table discloses information about our obligations under guarantees of indebtedness of others as of December 31, 2009 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of December 31, 2009.

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$43	$6
Norf	$14	$—

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The tables below show selected segment financial information (in millions).

Selected Segment Financial Information

	North			South	Corporate
Total Assets	America	Europe	Asia	America	and Other	Eliminations	Total

December 31, 2009	$2,649	$2,984	$854	$1,379	$63	$(327)	$7,602
March 31, 2009	$2,973	$2,750	$732	$1,296	$50	$(234)	$7,567

Comparison of Three Month Data:

Selected Operating Results	North			South	Corporate
Three Months Ended December 31, 2009	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$786	$725	$390	$235	$—	$(24)	$2,112
Depreciation and amortization	41	23	12	14	1	2	93
Capital expenditures	12	20	5	3	—	(12)	28

Selected Operating Results	North			South	Corporate
Three Months Ended December 31, 2008	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$898	$733	$344	$205	$—	$(4)	$2,176
Depreciation and amortization	41	54	12	17	1	(18)	107
Capital expenditures	13	21	5	6	—	(8)	37

Comparison of Nine Month Data:

Selected Operating Results	North			South	Corporate
Nine Months Ended December 31, 2009	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$2,375	$2,125	$1,098	$691	$—	$(36)	$6,253
Depreciation and amortization	121	117	35	47	3	(38)	285
Capital expenditures	25	42	10	15	—	(18)	74

Selected Operating Results	North			South	Corporate
Nine Months Ended December 31, 2008	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$3,092	$3,048	$1,312	$800	$—	$(14)	$8,238
Depreciation and amortization	124	171	40	53	2	(60)	330
Capital expenditures	30	57	16	21	1	(18)	107

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table shows the reconciliation from income from reportable segments to Net income attributable to our common shareholder (in millions).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

North America	$99	$1	$231	$45
Europe	60	48	153	221
Asia	39	55	125	83
South America	26	35	73	130
Corporate and other(A)	(25)	(11)	(59)	(44)
Depreciation and amortization	(93)	(107)	(285)	(330)
Interest expense and amortization of debt issuance costs	(44)	(47)	(131)	(138)
Interest income	2	3	8	13
Unrealized gains (losses) on change in fair value of derivative instruments, net(B)	62	(463)	615	(664)
Adjustment to eliminate proportional consolidation	2	(174)	(31)	(210)
Impairment of goodwill	—	(1,340)	—	(1,340)
Restructuring charges, net	(1)	(15)	(7)	(14)
Other costs, net	2	(4)	11	18

Income (loss) before income taxes	129	(2,019)	703	(2,230)
Income tax provision (benefit)	48	(196)	247	(329)

Net income (loss)	81	(1,823)	456	(1,901)
Net income attributable to noncontrolling interests	13	(9)	50	(7)

Net income (loss) attributable to our common shareholder	$68	$(1,814)	$406	$(1,894)

(A)	Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. It also includes realized gains (losses) on corporate derivative instruments.

(B)	Unrealized gains (losses) on change in fair value of derivative instruments, net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments, net on our condensed consolidated statements of operations.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Gain (loss) on change in fair value of derivative instruments, net is as follows (in millions):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Realized gains (losses) included in segment income	$(22)	$63	$(424)	$144
Realized gains (losses) on corporate derivative instruments	—	4	1	4
Unrealized gains (losses)	62	(463)	615	(664)

Gains (losses) on change in fair value of derivative instruments, net	$40	$(396)	$192	$(516)

Information about Major Customers and Primary Supplier

The table below shows our net sales to Rexam Plc (Rexam) and Anheuser-Busch Companies (Anheuser-Busch), our two largest customers, as a percentage of total Net sales.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Rexam	16%	18%	17%	16%
Anheuser-Busch	10%	9%	11%	7%

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table shows our purchases from Rio Tinto Alcan as a percentage of our total combined primary metal purchases.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Purchases from Rio Tinto Alcan as a percentage of total metal purchases in (kt)	38%	40%	41%	36%

16.	SUPPLEMENTAL INFORMATION

Accumulated other comprehensive loss consists of the following (in millions).

	December 31,	March 31,
	2009	2009

Currency translation adjustment	$43	$(62)
Fair value of effective portion of hedges	(20)	(19)
Pension and other benefits	(59)	(67)

Accumulated other comprehensive loss	$(36)	$(148)

Supplemental cash flow information (in millions):

	Nine Months Ended
	December 31,
	2009	2008

Interest paid	$92	$101
Income taxes paid	$24	$87

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

17.	SUPPLEMENTAL GUARANTOR INFORMATION

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$212	$1,659	$623	$(382)	$2,112

Cost of goods sold (exclusive of depreciation and amortization shown below)	191	1,431	548	(382)	1,788
Selling, general and administrative expenses	16	68	15	—	99
Depreciation and amortization	—	71	22	—	93
Research and development expenses	6	3	1	—	10
Interest expense and amortization of debt issuance costs	29	30	2	(17)	44
Interest income	(15)	(3)	(1)	17	(2)
(Gain) loss on change in fair value of derivative instruments, net	(2)	(35)	(3)	—	(40)
Restructuring charges, net	—	1	—	—	1
Equity in net (income) loss of non-consolidated affiliates	(75)	(8)	—	75	(8)
Other (income) expenses, net	(9)	12	(5)	—	(2)

	141	1,570	579	(307)	1,983

Income (loss) before income taxes	71	89	44	(75)	129
Income tax provision (benefit)	3	39	6	—	48

Net income (loss)	68	50	38	(75)	81
Net income (loss) attributable to noncontrolling interests	—	—	13	—	13

Net income (loss) attributable to our common shareholder	$68	$50	$25	$(75)	$68

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months Ended December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$254	$1,751	$601	$(430)	$2,176

Cost of goods sold (exclusive of depreciation and amortization shown below)	252	1,648	553	(430)	2,023
Selling, general and administrative expenses	(8)	66	15	—	73
Depreciation and amortization	6	80	21	—	107
Research and development expenses	8	2	1	—	11
Interest expense and amortization of debt issuance costs	29	34	5	(21)	47
Interest income	(20)	(3)	(1)	21	(3)
(Gain) loss on change in fair value of derivative instruments, net	1	346	49	—	396
Impairment of goodwill	—	1,340	—	—	1,340
Restructuring charges, net	6	8	1	—	15
Equity in net (income) loss of non-consolidated affiliates	1,807	166	—	(1,807)	166
Other (income) expenses, net	9	(18)	29	—	20

	2,090	3,669	673	(2,237)	4,195

Income (loss) before income taxes	(1,836)	(1,918)	(72)	1,807	(2,019)
Income tax provision (benefit)	(22)	(167)	(7)	—	(196)

Net income (loss)	(1,814)	(1,751)	(65)	1,807	(1,823)
Net income (loss) attributable to noncontrolling interests	—	—	(9)	—	(9)

Net income (loss) attributable to our common shareholder	$(1,814)	$(1,751)	$(56)	$1,807	$(1,814)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Nine Months Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$598	$4,936	$1,780	$(1,061)	$6,253

Cost of goods sold (exclusive of depreciation and amortization shown below)	540	4,053	1,517	(1,061)	5,049
Selling, general and administrative expenses	35	183	42	—	260
Depreciation and amortization	2	216	67	—	285
Research and development expenses	17	8	2	—	27
Interest expense and amortization of debt issuance costs	84	89	7	(49)	131
Interest income	(47)	(8)	(2)	49	(8)
(Gain) loss on change in fair value of derivative instruments, net	(5)	(167)	(20)	—	(192)
Restructuring charges, net	—	5	2	—	7
Equity in net (income) loss of non-consolidated affiliates	(380)	12	—	380	12
Other (income) expenses, net	(24)	36	(33)	—	(21)

	222	4,427	1,582	(681)	5,550

Income (loss) before income taxes	376	509	198	(380)	703
Income tax provision (benefit)	(30)	243	34	—	247

Net income (loss)	406	266	164	(380)	456
Net income (loss) attributable to noncontrolling interests	—	—	50	—	50

Net income (loss) attributable to our common shareholder	$406	$266	$114	$(380)	$406

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Nine Months Ended December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,038	$6,815	$2,204	$(1,819)	$8,238

Cost of goods sold (exclusive of depreciation and amortization shown below)	1,023	6,389	2,052	(1,819)	7,645
Selling, general and administrative expenses	(2)	190	58	—	246
Depreciation and amortization	18	246	66	—	330
Research and development expenses	23	8	2	—	33
Interest expense and amortization of debt issuance costs	86	105	20	(73)	138
Interest income	(63)	(14)	(9)	73	(13)
(Gain) loss on change in fair value of derivative instruments, net	4	479	33	—	516
Impairment of goodwill	—	1,340	—	—	1,340
Restructuring charges, net	5	8	1	—	14
Equity in net (income) loss of non-consolidated affiliates	1,857	166	—	(1,857)	166
Other (income) expenses, net	1	(25)	77	—	53

	2,952	8,892	2,300	(3,676)	10,648

Income (loss) before income taxes	(1,914)	(2,077)	(96)	1,857	(2,230)
Income tax provision (benefit)	(20)	(298)	(11)	—	(329)

Net income (loss)	(1,894)	(1,779)	(85)	1,857	(1,901)
Net income (loss) attributable to noncontrolling interests	—	—	(7)	—	(7)

Net income (loss) attributable to our common shareholder	$(1,894)	$(1,779)	$(78)	$1,857	$(1,894)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$26	$151	$75	$—	$252
Accounts receivable, net of allowances
— third parties	22	655	321	—	998
— related parties	660	207	30	(886)	11
Inventories	44	741	274	—	1,059
Prepaid expenses and other current assets	4	29	12	—	45
Fair value of derivative instruments	4	202	42	(13)	235
Deferred income tax assets	—	12	5	—	17

Total current assets	760	1,997	759	(899)	2,617
Property, plant and equipment, net	140	2,049	525	—	2,714
Goodwill	—	600	11	—	611
Intangible assets, net	—	760	8	—	768
Investments in and advances to non-consolidated affiliates	2,024	757	—	(2,024)	757
Fair value of derivative instruments, net of current portion	1	11	3	(3)	12
Deferred income tax assets	1	2	1	—	4
Other long-term assets	1,022	208	77	(1,188)	119

Total assets	$3,948	$6,384	$1,384	$(4,114)	$7,602

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$3	$143	$—	$149
Short-term borrowings
— third parties	—	48	13	—	61
— related parties	13	462	19	(494)	—
Accounts payable
— third parties	36	498	284	—	818
— related parties	51	272	112	(391)	44
Fair value of derivative instruments	8	96	21	(13)	112
Accrued expenses and other current liabilities	72	266	88	(1)	425
Deferred income tax liabilities	—	39	—	—	39

Total current liabilities	183	1,684	680	(899)	1,648
Long-term debt, net of current portion
— third parties	1,636	856	1	—	2,493
— related parties	118	970	100	(1,188)	—
Deferred income tax liabilities	—	487	14	—	501
Accrued postretirement benefits	32	372	118	—	522
Other long-term liabilities	42	314	5	(3)	358

Total liabilities	2,011	4,683	918	(2,090)	5,522

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings/(accumulated deficit)/owner’s net investment	(1,524)	1,731	425	(2,156)	(1,524)
Accumulated other comprehensive income (loss)	(36)	(30)	(102)	132	(36)

Total Novelis shareholder’s equity	1,937	1,701	323	(2,024)	1,937
Noncontrolling interests	—	—	143	—	143

Total equity	1,937	1,701	466	(2,024)	2,080

Total liabilities and shareholder’s equity	$3,948	$6,384	$1,384	$(4,114)	$7,602

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$9	$449	$172	$—	$630

INVESTING ACTIVITIES
Capital expenditures	(3)	(52)	(19)	—	(74)
Proceeds from sales of property, plant and equipment	—	—	4	—	4
Changes to investment in and advances to non-consolidated affiliates	—	3	—	—	3
Proceeds from loans receivable, net — related parties	—	15	—	—	15
Net proceeds from settlement of derivative instruments	(2)	(327)	(103)	—	(432)

Net cash provided by (used in) investing activities	(5)	(361)	(118)	—	(484)

FINANCING ACTIVITIES
Proceeds from issuance of debt — third party	177	—	—	—	177
Proceeds from issuance of debt — related party	4	—	—	—	4
Principal payments
— third parties	(2)	(10)	(8)	—	(20)
— related parties	(165)	(51)	(13)	134	(95)
Short-term borrowings, net
— third parties	—	(188)	(23)	—	(211)
— related parties	6	132	(4)	(134)	—
Debt issuance costs	(1)	—	—	—	(1)
Dividends — noncontrolling interests	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	19	(117)	(61)	—	(159)

Net increase (decrease) in cash and cash equivalents	23	(29)	(7)	—	(13)
Effect of exchange rate changes on cash balances held in foreign currencies	—	5	12	—	17
Cash and cash equivalents — beginning of period	3	175	70	—	248

Cash and cash equivalents — end of period	$26	$151	$75	$—	$252

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended December 31, 2008
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(12)	$(388)	$146	$(160)	$(414)

INVESTING ACTIVITIES
Capital expenditures	(5)	(74)	(28)	—	(107)
Proceeds from sales of property, plant and equipment	2	1	1	—	4
Changes to investment in and advances to non-consolidated affiliates	—	17	—	—	17
Proceeds from loans receivable, net — related parties	—	18	—	—	18
Net proceeds from settlement of derivative instruments	4	84	72	—	160

Net cash provided by (used in) investing activities	1	46	45	—	92

FINANCING ACTIVITIES
Proceeds from issuance of new debt	—	—	8	—	8
Principal payments
— third parties	(2)	(8)	(1)	—	(11)
— related parties	—	(89)	(243)	332	—
Short-term borrowings, net
— third parties	—	180	13	—	193
— related parties	4	174	(6)	(172)	—
Dividends — noncontrolling interests	—	—	(5)	—	(5)

Net cash provided by (used in) financing activities	2	257	(234)	160	185

Net increase (decrease) in cash and cash equivalents	(9)	(85)	(43)	—	(137)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(2)	(11)	—	(13)
Cash and cash equivalents — beginning of period	12	177	137	—	326

Cash and cash equivalents — end of period	$3	$90	$83	$—	$176

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of December 31, 2009, we had operations on four continents: North America; South America; Asia and Europe, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities that supply our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

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

HIGHLIGHTS

Significant factors that impacted our business for each of the three and nine months ended December 31, 2009 and 2008 are presented briefly below. Each is discussed in further detail throughout the Management’s Discussion and Analysis and Segment Review.

•	We reported pre-tax income of $129 million for the three months ended December 31, 2009, as compared to pre-tax loss of $2.02 billion for the three months ended December 31, 2008. The prior year includes non-cash impairment charges of $1.5 billion, unrealized losses on derivative instruments of $463 million and restructuring charges of $15 million. The current quarter results include $62 million of unrealized gains on derivatives and $1 million in restructuring charges.

•	We reported pre-tax income of $703 million for the nine months ended December 31, 2009, as compared to pre-tax loss of $2.23 billion million for the nine months ended December 31, 2008. As noted above, the prior year includes $1.5 billion of impairment charges. Current year results include $615 million of unrealized gains on derivatives reflecting gains in metal and currency derivatives as compared to $664 million of losses in the prior year. The $615 million of unrealized gains includes a $489 million reversal of previously recognized losses upon settlement of derivatives and $126 million of unrealized gains relating to mark to market adjustments. The results for the nine months ended December 31, 2008 also include a $26 million gain on the reversal of a legal claim and $14 million in restructuring charges, while the nine months ended December 31, 2009 includes $9 million in gains related to the reversal of accrued tax and legal claims and $7 million in restructuring charges.

•	For the first time this year, overall shipments were higher than the comparable three month period a year ago due to strong demand in Asia. However, shipments are down 8% from the comparable nine month period due to more favorable conditions in the first half of fiscal 2009. Shipments are down 6% from the second quarter of fiscal year 2010 as our third quarter activity traditionally reflects market seasonality in the can business, holiday shutdowns and scheduled maintenance.

BUSINESS AND INDUSTRY CLIMATE

The global economic slowdown negatively impacted our sales and shipment levels as well as our profitability, operating cash flows and liquidity. During the last six months of fiscal 2009, we experienced rapidly declining aluminum prices and sharply lower end customer demand. However, beverage and food can shipments, which represent between 50% and 60% of our rolled products business, stabilized during the first quarter of fiscal 2010 at levels which are only moderately below historical levels. The impacts were more severe in the construction, automotive and industrial markets, although conditions have now also stabilized in those product categories. On a regional basis, the impacts have been most severe in Europe and North America.

Key Sales and Shipment Trends

	Three Months Ended				Year Ended	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2009	2009	2009	2009	2009
		(In millions, excepts shipments which are in kt)

Net sales	$3,103	$2,959	$2,176	$1,939	$10,177	$1,960	$2,181	$2,112
Percentage increase (decrease) in net sales versus comparable previous year period	10%	5%	(20)%	(32)%	(10)%	(37)%	(26)%	(3)%
Rolled product shipments:
North America	286	293	242	246	1,067	254	258	243
Europe	271	254	197	188	910	185	203	188
Asia	133	122	106	86	447	130	139	134
South America	87	87	87	85	346	81	93	84

Total	777	756	632	605	2,770	650	693	649

Beverage and food cans	417	416	363	361	1,557	395	407	372
All other rolled products	360	340	269	244	1,213	255	286	277

Total	777	756	632	605	2,770	650	693	649

Percentage increase (decrease) in rolled products shipments versus comparable previous year period:
North America	3%	5%	(10)%	(11)%	(3)%	(11)%	(12)%	—%
Europe	(5)%	(8)%	(19)%	(30)%	(15)%	(32)%	(20)%	(5)%
Asia	13%	5%	(21)%	(30)%	(9)%	(2)%	14%	26%
South America	16%	13%	5%	(2)%	7%	(7)%	7%	(3)%

Total	3%	1%	(13)%	(20)%	(7)%	(16)%	(8)%	3%

Beverage and food cans	11%	9%	(6)%	(7)%	2%	(5)%	(2)%	2%
All other rolled products	(5)%	(7)%	(22)%	(33)%	(17)%	(29)%	(16)%	3%

Total	3%	1%	(13)%	(20)%	(7)%	(16)%	(8)%	3%

We took a number of actions to adjust our metal intake, cut back on production and reduce costs and discretionary spending. These actions have succeeded in preserving adequate liquidity levels while lowering our fixed cost structure to a level which allows us to operate with positive cash flow in the current low demand environment.

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

We also use forward metal purchases, aluminum futures and options to hedge other exposure to fluctuating metal prices, including sales contracts with metal price ceilings. Additionally, we sell short-term LME futures contracts to reduce our exposure to fluctuating metal prices associated with the metal price lag.

The average and closing prices based upon the LME for aluminum for the three and nine months ended December 31, 2009 and 2008 are as follows:

	Three Months Ended			Nine Months Ended
	December 31,		Percent	December 31,		Percent
	2009	2008	Change	2009	2008	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,850	$2,395	(23)%	$1,365	$2,935	(53)%
Average cash price during the period	$2,000	$1,830	9%	$1,769	$2,520	(30)%
Closing cash price as of end of period	$2,206	$1,455	52%	$2,206	$1,455	52%

After reaching a highpoint of $3,292 per tonne in July 2008, aluminum prices rapidly declined to a low of $1,254 in February 2009, our fourth quarter of fiscal 2009. Prices have steadily increased since that time.

Rapid changes in LME prices have the following impacts on our business:

•	Our products have a price structure based upon the LME price. Increases or decreases in the LME price have a direct impact on net sales, cost of goods sold (exclusive of depreciation and amortization) and working capital, albeit on a lag basis.

•	We pay cash to brokers to settle derivative contracts in advance of billing and collecting cash from our customers, which negatively impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days, which temporarily reduces our liquidity in periods following declines in LME. During the nine months ended December 31, 2009, we had net outflows of $432 million for payments related to the settlement of derivatives.

LME prices have increased 62% from the March 31, 2009 closing price of $1,365 per tonne to $2,206 per tonne at December 31, 3009 which resulted in $26 million and $123 million of net gains on change in fair value of metal derivatives during the three and nine months ended December 31, 2009, respectively.

Metal Price Lag

On certain sales contracts we experience timing differences on the pass through of changing aluminum prices from our suppliers to our customers. Additional timing differences occur in the flow of metal costs through moving average inventory cost values and cost of goods sold (exclusive of depreciation and amortization). In periods of declining prices, our earnings are negatively impacted by this timing difference while the opposite is true in periods of rising prices. We refer to this timing difference as “metal price lag.” We sell short-term LME forward contracts to help mitigate our exposure to metal price lag.

Metal Price Ceilings

Since the spin-off from Alcan in 2005, we had contracts which contained a ceiling over which metal prices could not be contractually passed through to certain customers. The last of these contracts expired on December 31, 2009 and we have entered into a new multi-year agreement to continue supplying similar volumes to the same customer. This new agreement became effective January 1, 2010, and does not contain a metal price ceiling.

Contracts with metal prices ceilings negatively impacted our margins when the price we paid for metal was above the ceiling price contained in these contracts. We calculate and report this difference to be the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations were also negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

LME prices were below the ceiling price for the first five months of fiscal 2010, but rose above the ceiling again in September 2009. For the three and nine months ended December 31, 2009, we were unable to pass through $6 million and $10 million, respectively, of metal purchase costs associated with sales under this contract. For the three and nine months ended December 31, 2008, we were unable to pass through approximately $24 and $176 million, respectively, of metal purchase costs associated with sales under this contract.

In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts with metal price ceilings at fair value. These reserves were accreted into net sales over the term of the underlying contracts. This accretion had no impact on cash flow. For the three and nine months ended December 31, 2009, we recorded accretion of $45 million and $107 million, respectively. The three and nine months ended December 31, 2008 included accretion of $53 million and $125 million, respectively. With the expiration of the last contract with a price ceiling, the balance of the reserves was zero at December 31, 2009.

Foreign Exchange Impact

Fluctuations in foreign exchange rates also impact our operating results. The following tables present the exchange rates as of the beginning and end of each period as well as the average month end exchange rates for the three and nine months ended December 31, 2009 and 2008:

	Exchange Rate as of		Average Exchange Rate
	December 31,	March 31,	Three Months Ended	Nine Months Ended
	2009	2009	December 31, 2009	December 31, 2009

U.S. dollar per Euro	1.435	1.328	1.470	1.429
Brazilian real per U.S. dollar	1.743	2.301	1.774	1.874
South Korean won per U.S. dollar	1,168	1,377	1,179	1,235
Canadian dollar per U.S. dollar	1.048	1.258	1.060	1.098

	Exchange Rate as of		Average Exchange Rate
	December 31,	March 31,	Three Months Ended	Nine Months Ended,
	2008	2008	December 31, 2008	December 31, 2008

U.S. dollar per Euro	1.392	1.581	1.310	1.450
Brazilian real per U.S. dollar	2.313	1.744	2.248	1.865
South Korean won per U.S. dollar	1,262	989	1,336	1,155
Canadian dollar per U.S. dollar	1.224	1.028	1.225	1.094

The U.S. dollar weakened in the first six months of our fiscal year, but strengthened as compared to the local currency in all regions during the three months ended December 31, 2009. In Europe and Asia, strengthening of the U.S. dollar resulted in foreign exchange losses in the most recent quarter as these operations are recorded in local currency. In Brazil, where the U.S. dollar is the functional currency, we incurred small foreign exchange gains as the U.S. dollar weakened as we have predominantly U.S. dollar selling prices and local currency operating costs. See Segment Review for the additional discussion of the impact of foreign exchange on the results of each region.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

For the three months ended December 31, 2009, we reported net income attributable to our common shareholder of $68 million on net sales of $2.11 billion, compared to the three months ended December 31, 2008 when we reported net loss attributable to our common shareholder of $1.81 billion on net sales of $2.18 billion. The prior year results include pre-tax impairment charges totaling $1.5 billion, which reflected the deterioration in the global economic environment and resulting decreases in the market capitalization of our parent company and valuation of our publicly traded debt and related increase in our cost of capital.

Cost of goods sold (exclusive of depreciation and amortization) decreased $235 million, or 12%, which reflects metal price lag, cost deflation and the benefit of our previously announced restructuring actions. Selling, general and administrative expenses increased $26 million, or 36%, primarily due to the reduction of accrued incentive compensation in the prior year period as business conditions declined.

The three months ended December 31, 2009 was impacted by $62 million in unrealized gains on derivative instruments, as compared to losses of $463 million in the three months ended December 31, 2008. We also recorded an income tax provision of $48 million in the three months ended December 31, 2009, as compared to a $196 million income tax benefit in the prior year. These items are discussed in further detail below.

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

Selected Operating Results	North			South
Three Months Ended December 31, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$786	$725	$390	$235	$(24)	$2,112
Shipments (kt)
Rolled products	243	188	134	84	—	649
Ingot products	11	16	—	7	—	34

Total shipments	254	204	134	91	—	683

Selected Operating Results	North			South
Three Months Ended December 31, 2008	America	Europe	Asia	America	Eliminations	Total

Net sales	$898	$733	$344	$205	$(4)	$2,176
Shipments (kt)
Rolled products	242	197	106	87	—	632
Ingot products	8	13	1	4	—	26

Total shipments	250	210	107	91	—	658

The following table reconciles changes in Segment income for the three months ended December 31, 2008 to three months ended December 31, 2009 (in millions):

	North			South
Changes in Segment income	America	Europe	Asia	America

Segment income — three months ended December 31, 2008	$1	$48	$55	$35
Volume:
Rolled products	(4)	(11)	11	(2)
Other	2	4	(1)	—
Conversion premium and product mix	24	9	12	18
Conversion costs(A)	22	6	11	2
Metal price lag	33	4	(33)	2
Foreign exchange	11	(16)	(10)	(13)
Other changes(B)	10	16	(6)	(16)

Segment income — three months ended December 31, 2009	$99	$60	$39	$26

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

As of December 31, 2009, North America manufactured aluminum sheet and light gauge products through 11 plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

North America experienced a reduction in demand in the second half of fiscal 2009 as all industry sectors were impacted by the economic downturn. Shipments in the third quarter of fiscal 2010 were flat as compared to a year ago, and down as compared to the second quarter of fiscal 2010 due to market seasonality. Net sales for the third quarter of fiscal 2010 were down $112 million, or 12%, as compared to the third quarter of fiscal 2009 as prices under certain can contracts are determined based on a six month price average and therefore do not reflect the recent increases in LME prices. Can shipments represent approximately 70% of our flat rolled shipments in North America.

Segment income for the third quarter of fiscal 2010 period was $99 million, up $98 million as compared to the prior year period. Favorable metal price lag, reductions in conversion costs and improved conversion premiums had a positive impact on segment income. Conversion cost improvements relate to reductions in all major cost categories, including energy, melt loss, production labor, operating expenses and repairs and maintenance as compared to the prior year period. Other changes include a $20 million favorable impact related to can price ceilings, partially offset by a $8 million reduction to the net favorable impact of acquisition related fair value adjustments and a $5 million increase in selling, general and administrative costs.

To consolidate corporate functions and enhance organizational effectiveness, we announced a plan relocate our North American headquarters from Cleveland, Ohio to Atlanta, Georgia, where the Company’s corporate offices are located. This move is expected to occur over the next nine months with a completion date no later than December 31, 2010. In connection with the relocation of the North American headquarters, we expect to incur approximately $21 million in restructuring and other charges to be recorded in fiscal years 2010 and 2011. Included in these charges are approximately $6 million in one-time employee termination costs; approximately $6 million in other employee related costs, including relocation; approximately $5 million of expense associated with contract and lease terminations; and approximately $4 million of expense associated with asset write-downs and accelerated depreciation. We recorded $3 million in the third quarter of fiscal 2010 for severance charges representing one-time termination benefits under our existing separation program.

Europe

As of December 31, 2009, our European segment provided European markets with value-added sheet and light gauge products through 12 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

Europe has also experienced a reduction in demand in all industry sectors with flat rolled shipments and net sales down 5% and 1%, respectively, compared to the prior year. Flat rolled shipments were down 7% as compared to the second quarter of fiscal 2010 due to market seasonality and the traditionally low level of activity in the month of December related to scheduled plant maintenance and holiday shutdowns.

Segment income for the third quarter of fiscal 2010 was $60 million, up $12 million as compared to $48 million in the same period of the prior year. Favorable conversion premiums, metal price lag and small reductions in conversion costs offset volume reductions for flat rolled products and the negative impact of foreign exchange remeasurement. Other changes reflect a favorable impact of $16 million from fixed forward priced contracts and a $1 million reduction in selling, general and administrative costs.

Asia

As of December 31, 2009, Asia operated three manufacturing facilities with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The Asian economies, fueled by government stimulus programs, have been recovering rapidly since our first quarter of fiscal 2010. We expect growth in China’s economy to benefit export-oriented neighboring countries as they participate in demand for finished goods and infrastructure projects in China. Flat rolled shipments are up 26% as compared to the prior year period and have been consistent each quarter this year. We expect customer demand to continue at these levels for the near term. Net sales increased $46 million, or 13%, reflecting the higher volume and improved pricing.

Segment income decreased from $55 million in the third quarter of fiscal 2009 to $39 million for the third quarter of fiscal 2010 due to unfavorable metal price lag and foreign exchange remeasurement, partially offset by the improvements in volume, conversion premiums and reductions in conversion costs.

South America

Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included two rolling plants in Brazil along with two smelters, bauxite mines and power generation facilities as of December 31, 2009. We ceased the production of commercial grade alumina at our Ouro Preto facility effective May 2009 as the decline in alumina prices made alumina production economically unfeasible. For the foreseeable future, the plant will purchase alumina through third parties.

Total shipments were flat as compared to the prior year period, with rolled products shipments down 3%, while net sales increased 15% as compared to the prior year due to pricing improvements and increased sales by our primary business. Flat rolled shipments in South America for the third quarter of fiscal 2010 were down 10% as compared to the second quarter of fiscal 2010 due to market seasonality, but can production has been stable with shipments constant each quarter this fiscal year. Can shipments represent between 80 and 85% of our flat rolled shipments in South America.

Segment income for South America decreased $9 million as compared to the prior year period. This decrease in segment income is due to a $10 million decrease in the smelter benefit compared to the prior year period and a $4 million reduction in the benefit associated with used beverage cans, included in Other changes in the table above. The benefits from our smelter operations in South America decline as average LME prices decrease. While the average LME prices increased in the third quarter over prior year, the increase occurred during the month of December when activity was lower.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the quarter ended December 31, 2009 and 2008 (in millions).

	Three Months
	Ended
	December 31,
	2009	2008

North America	$99	$1
Europe	60	48
Asia	39	55
South America	26	35
Corporate and other	(25)	(11)
Depreciation and amortization	(93)	(107)
Interest expense and amortization of debt issuance costs	(44)	(47)
Interest income	2	3
Unrealized gains (losses) on change in fair value of derivative instruments, net	62	(463)
Adjustment to eliminate proportional consolidation	2	(174)
Impairment of goodwill	—	(1,340)
Restructuring charges, net	(1)	(15)
Other costs, net	2	(4)

Income (loss) before income taxes	129	(2,019)
Income tax provision (benefit)	48	(196)

Net income (loss)	81	(1,823)
Net income (loss) attributable to noncontrolling interests	13	(9)

Net income (loss) attributable to our common shareholder	$68	$(1,814)

Depreciation and amortization decreased $14 million from the prior year period due to the reductions in depreciation on fixed assets. Certain fair value adjustments recorded in connection with the Arrangement were fully amortized during the first quarter of fiscal 2010.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 12% of our debt was variable rate as of December 31, 2009.

Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. For the third quarter of fiscal 2010, the $62 million of unrealized gains consists of (1) $21 million reversal of previously recognized losses upon settlement of derivatives and (2) $41 million of unrealized gains relating to mark to market adjustments on metal and currency derivatives. We recorded $463 million of unrealized losses for the third quarter of fiscal 2009.

Adjustment to eliminate proportional consolidation was $2 million of income for the third quarter of fiscal 2010 as compared to a $174 million loss in the third quarter of fiscal 2009. This adjustment typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision. The adjustment for the third quarter of fiscal 2010 includes a non-recurring after-tax benefit of $10 million from the refinement of our methodology for recording depreciation and amortization on the step up in our basis in the underlying assets of an investee. The prior year includes a $160 million pre-tax impairment charge related to our investment in Norf.

Restructuring charges in the third quarter of fiscal 2009 related to voluntary and involuntary separation programs for salaried employees in North America and Corporate aimed at reducing staff levels. The $1 million in restructuring expense in the third quarter of fiscal 2010 relates to $3 million of severance expense associated with the relocation of our North American headquarters, partially offset by small adjustments to accruals made for previously announced restructuring. See Note 2 — Restructuring Programs.

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

For the three months ended December 31, 2009, we recorded a $48 million income tax provision on our pre-tax income of $121 million, before our equity in net income of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 40%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $2 million benefit for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $5 million expense for exchange remeasurement of deferred income taxes, (3) $3 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and (4) $6 million expense from an increase in our reserve for uncertain tax positions.

For the three months ended December 31, 2008, we recorded a $196 million income tax benefit on our pre-tax loss of $1.9 billion, before our equity in net loss of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 11%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $64 million benefit for exchange translation items, (2) $30 million benefit for exchange remeasurement of deferred income taxes, (3) a $23 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) $22 million increase in expense items not subject to tax, (5) $11 million expense from tax rate differences on foreign earnings and (6) $415 million related to a non-deductible goodwill impairment charge.

During the three months ended December 31, 2009, we recognized an increase in unrecognized tax benefits of $3 million related to tax positions taken in a prior period. In addition, our income tax provision for the three months ended December 31, 2009 includes $3 million of accrued interest on unrecognized tax benefits.

During the three months ended December 31, 2009, we received a favorable tax ruling resulting in a reduction of our income tax provision of $4 million.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2008

For the nine months ended December 31, 2009, we reported net income attributable to our common shareholder of $406 million on net sales of $6.25 billion, compared to the nine months ended December 31, 2008 when we reported net loss attributable to our common shareholder of $1.89 billion on net sales of $8.24 billion. The reduction in sales is due to 30% lower average LME prices as well as lower shipments in Europe and North America.

Cost of goods sold (exclusive of depreciation and amortization) decreased $2.6 billion, or 34%, which primarily reflects lower shipments and metal costs; and the benefit of previously announced restructuring actions. Selling, general and administrative expenses increased $14 million, or 6%, primarily due to the increase in accrued incentive compensation in the current year as compared to the prior year when business conditions were declining.

The nine months ended December 31, 2009 was impacted by $615 million in unrealized gains on derivative instruments, as compared to $664 million of losses in the nine months ended December 31, 2008. We also recorded an income tax provision of $247 million in the nine months ended December 31, 2009, as compared to a $329 million income tax benefit in the prior year. These items are discussed in further detail below.

Segment Review

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Nine Months Ended December 31, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$2,375	$2,125	$1,098	$691	$(36)	$6,253
Shipments (kt)
Rolled products	755	576	403	258	—	1,992
Ingot products	26	58	1	21	—	106

Total shipments	781	634	404	279	—	2,098

Selected Operating Results	North			South
Nine Months Ended December 31, 2008	America	Europe	Asia	America	Eliminations	Total

Net sales	$3,092	$3,048	$1,312	$800	$(14)	$8,238
Shipments (kt)
Rolled products	821	722	361	261	—	2,165
Ingot products	31	68	12	15	—	126

Total shipments	852	790	373	276	—	2,291

The following table reconciles changes in Segment income for the nine months ended December 31, 2008 to nine months ended December 31, 2009 (in millions):

	North			South
Changes in Segment income	America	Europe	Asia	America

Segment income — nine months ended December 31, 2008	$45	$221	$83	$130
Volume:
Rolled products	(46)	(142)	14	(5)
Other	2	2	(2)	2
Conversion premium and product mix	52	77	33	43
Conversion costs(A)	66	35	38	8
Metal price lag	85	(68)	(75)	(5)
Foreign exchange	23	19	32	(22)
Other changes(B)	4	9	2	(78)

Segment income — nine months ended December 31, 2009	$231	$153	$125	$73

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

North America has experienced a reduction in demand as most industry sectors were impacted by the economic downturn. In the nine months ended December 31, 2009, shipments decreased by 8% as compared to the prior year period. Net sales for the nine months ended December 31, 2009 were down $717 million, or 23%, as compared to the prior year period due to a lower average LME price as well as lower shipments.

Segment income for the nine months ended December 31, 2009 was $231 million, up $186 million as compared to the prior year period. Reductions in conversion costs, improved conversion premiums and net favorable metal price lag all had a positive impact on segment income, more than offsetting volume reductions. Conversion cost improvements primarily relate to reduction in energy, melt loss, labor costs and repairs and maintenance as compared to the prior year period. Other changes include a favorable $58 million impact of can price ceiling contracts, offset by a $26 million reduction to the net favorable impact of acquisition related fair value adjustments, and $29 million reduction in the benefit from used beverage cans.

Europe

Europe has experienced a significant reduction in demand in all industry sectors with flat rolled shipments and net sales down 20% and 30%, respectively, compared to the prior year. The volume reduction had a

$366 million unfavorable impact on net sales, with the remaining decrease reflecting the impact of lower LME prices.

Segment income for the nine months ended December 31, 2009 was $153 million, down from $221 million in the comparative period of the prior year. Volume and metal price lag unfavorably impacted segment income but these impacts were partially offset by favorable conversion premiums, reductions in conversion costs and foreign exchange remeasurement. The favorable impact of conversion costs relates to decreases in labor and energy costs, as well as a reduction in repair and maintenance expense and freight as compared to the prior year period.

Asia

As discussed above, we have seen a recovery in demand in Asia, driven mostly from China and Korea, with flat rolled shipments for the nine months ended December 31, 2009 up 12% as compared to the prior year period. We expect customer demand to continue at these levels. Net sales decreased $214 million, or 16%, reflecting the impact of lower LME prices, partially offset by increases in conversion premiums.

Segment income increased to $125 million for the nine months ended December 31, 2009 from $83 million in the prior year period due to improvements in conversion premiums, conversion costs and foreign exchange remeasurement, partially offset by unfavorable metal price lag. Conversion cost improvements primarily relate to reduction in energy, labor costs and freight as compared to the prior year period.

South America

Shipments were flat as compared to the prior year period, and net sales down 14% as compared to the prior year due to lower LME prices, partially offset by higher conversion premiums and improved product mix. Can shipments represent between 80 and 85% of our flat rolled shipments in South America and can production has been stable with shipments constant year over year.

Segment income for South America decreased $57 million as compared to the prior year period. This decrease in segment income is due to a $61 million decrease in the smelter benefit compared to the prior year period and an $18 million reduction in the benefit associated with used beverage cans, included in Other changes in the table above. The benefits from our smelter operations in South America decline as average LME prices decrease. While LME prices increased during the third quarter, the average is still 30% below the prior year comparative period. Foreign exchange also had an unfavorable impact on segment income due to the weakening dollar, partially offset by favorable conversion premiums.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the nine months ended December 31, 2009 and 2008 (in millions).

	Nine Months Ended
	December 31,
	2009	2008

North America	$231	$45
Europe	153	221
Asia	125	83
South America	73	130
Corporate and other	(59)	(44)
Depreciation and amortization	(285)	(330)
Interest expense and amortization of debt issuance costs	(131)	(138)
Interest income	8	13
Unrealized gains (losses) on change in fair value of derivative instruments, net	615	(664)
Adjustment to eliminate proportional consolidation	(31)	(210)
Impairment of goodwill	—	(1,340)
Restructuring charges, net	(7)	(14)
Other costs, net	11	18

Income (loss) before income taxes	703	(2,230)
Income tax provision (benefit)	247	(329)

Net income (loss)	456	(1,901)
Net income (loss) attributable to noncontrolling interests	50	(7)

Net income (loss) attributable to our common shareholder	$406	$(1,894)

Depreciation and amortization decreased $45 million from the prior year period due to the reductions in depreciation on fixed assets. Certain fair value adjustments recorded in connection with the Arrangement were fully amortized during the first quarter of fiscal 2010.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 12% of our debt was variable rate as of December 31, 2009.

Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. In the nine months ended December 31, 2009, the $615 million of unrealized gains consists of (1) $489 million reversal of previously recognized losses upon settlement of these derivatives and (2) $126 million of unrealized gains relating to mark to market adjustments. For the nine months ended December 31, 2008 we recorded $664 million of unrealized losses.

Adjustment to eliminate proportional consolidation was $31 million for the nine months ended December 31, 2009 as compared to $210 million in the prior year period. The prior year amount includes a $160 million pre-tax impairment charge related to our investment in Norf. The remainder of the difference primarily relates to the reduction in depreciation and amortization on the step up in our basis in the underlying assets of the investees.

Restructuring charges in the nine months ended December 31, 2009 relate to $3 million of severance expense associated with the relocation of our North American headquarters as well as a net $4 million of additional expense associated with previously announced restructuring actions in Europe and North America.

Restructuring charges in fiscal 2009 primarily related to voluntary and involuntary separation programs for salaried employees in North America and Corporate. See Note 2 — Restructuring Programs.

For the nine months ended December 31, 2009, we recorded a $247 million income tax provision on our pre-tax income of $715 million, before our equity in net loss of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 35%. Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) $18 million expense for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) $41 million expense for exchange remeasurement of deferred income taxes, (3) $6 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) $6 million benefit from expense/income items with no tax, (5) $7 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions and (6) $19 million benefit from a decrease in uncertain tax positions.

For the nine months ended December 31, 2008, we recorded a $329 million income tax benefit on our pre-tax loss of $2.1 billion before our equity in net loss of non-consolidated affiliates and noncontrolling interests, which represented an effective tax rate of 16%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $77 million benefit for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $51 million benefit for exchange remeasurement of deferred income taxes, (3) a $41 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $28 million increase in expense items not subject to tax, (5) a $57 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions and (6) $415 million expense related to a non-deductible goodwill impairment charge.

During the nine months ended December 31, 2009, the statute of limitations lapsed with respect to unrecognized tax benefits related to potential withholding taxes and cross-border intercompany pricing of services. As a result, we recognized a reduction in unrecognized tax benefits of $28 million, including a decrease in accrued interest of $5 million, recorded as a reduction to the income tax provision in the consolidated statement of operations. In addition, as disclosed in Note 1 to the condensed consolidated financial statements, our income tax provision for the nine months ended December 31, 2009 reflects the correction of a prior period error which reduces our income tax provision by $5 million.

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

During the first nine months of fiscal 2010, our liquidity position increased $244 million despite continued low levels of demand in the automotive, construction and industrial markets and net cash outflows to settle derivative positions. This reflects our continued efforts to preserve liquidity through cost and capital spending controls and effective management of working capital. Risks associated with supplier terms, customer credit and broker hedging capacity, while still present to some degree, have been managed successfully to date with minimal negative impact on our business. We expect our liquidity position to continue to improve during fiscal 2010 primarily due to reduced continued improvements in financial performance and cash savings from restructuring programs, partially offset by higher working capital requirements due to higher LME prices.

Significant declines in the price of aluminum in the second half of fiscal 2009 had a negative impact on our liquidity position and increased the effect of timing issues related to the settlement of aluminum forward contracts versus cash collections from our customers. We enter into derivative instruments to hedge forecasted purchases and sales of aluminum. Based on the aluminum price forward curve as of December 31, 2009, we forecast approximately $27 million of cash inflows related to the settlement of metal derivative instruments through the remainder of fiscal 2010.

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

As of December 31, 2009, we had settled $54 million of net derivative losses for which we had not yet been reimbursed under the BCS agreement. Based on the current aluminum price forward curve, we do not anticipate any further negative impact on our liquidity as a result of this arrangement. We believe that collection on these receivables is reasonably certain based on the credit worthiness of the bottlers, with $30 million paid in January 2010.

Available Liquidity

Our estimated liquidity as of December 31, 2009 and March 31, 2009 is as follows (in millions):

	December 31,	March 31,
	2009	2009

Cash and cash equivalents	$252	$248
Overdrafts	(13)	(11)
Gross availability under the ABL facility	475	233
Borrowing availability limitation due to fixed charge coverage ratio	(80)	(80)

Total estimated liquidity	$634	$390

At December 31, 2009, we had cash and cash equivalents of $252 million. Additionally, we had $475 million in remaining availability under our revolving credit line and letter of credit facility (ABL Facility), before covenant restrictions. Borrowings under the ABL Facility are generally based on 85% of eligible accounts receivable and 65 to 70% of eligible inventories. Under the ABL Facility, if our excess availability, as defined therein, is less than $80 million, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of December 31, 2009, our fixed charge coverage ratio is less than 1 to 1, resulting in a reduction of availability under our ABL Facility of $80 million.

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

The following table shows the Free cash flow for each of the nine months ended December 31, 2009 and 2008, the change between periods as well as the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended
	December 31,
	2009	2008	Change

Net cash provided by (used in) operating activities	$630	$(414)	$1,044
Net cash provided by (used in) investing activities	(484)	92	(576)
Less: Proceeds from sales of assets	(4)	(4)	—

Free cash flow	$142	$(326)	$468

Ending cash and cash equivalents	$252	$176	$76

Net cash provided by operating activities for the first nine months of fiscal 2010 significantly improved as compared to net cash used in the first nine months of fiscal 2009 due to higher net income and improved working capital management, including favorable impacts from customer forfaiting and extended payment terms from suppliers. Cash flow for the nine months ended December 31, 2009 benefitted from cash payments of $39 million related to customer-directed derivatives, as compared to $12 million for the nine months ended December 31, 2008.

In our discussion of Metal Price Ceilings, we disclosed that a customer contract contained a fixed metal price ceiling beyond which the cost of aluminum could not be passed through to the customer. For the nine months ended December 31, 2009 and 2008, we were unable to pass through approximately $10 million and $176 million, respectively, of metal purchase costs associated with sales under this contract. Net cash provided by operating activities was negatively impacted by the same amount, adjusted for timing difference between customer receipts and vendor payments and offset partially by reduced income taxes for the duration of this contract. This contract expired on December 31, 2009.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

	Nine Months Ended
	December 31,
	2009	2008	Change

Capital expenditures	$(74)	$(107)	$33
Net proceeds (outflow) from settlement of derivative instruments	(432)	160	(592)
Proceeds from sales of assets	4	4	—
Changes to investment in and advances to non-consolidated affiliates	3	17	(14)
Proceeds from related parties loans receivable, net	15	18	(3)

Net cash provided by (used in) investing activities	$(484)	$92	$(576)

As a result of the overall economic downturn, we reduced our capital spending beginning in the second half of fiscal 2009. We expect that our total annual capital expenditures for fiscal 2010 to be between $90 and $100 million for items necessary to maintain comparable production, quality and market position levels (maintenance capital).

The settlement of derivative instruments resulted in an outflow of $432 million in the nine months ended December 31, 2009 as compared to $160 million in cash contributed in the prior year period. The net outflow in fiscal 2010 was primarily related to metal derivatives. Based on the aluminum price forward curve as of December 31, 2009, we forecast approximately $27 million of cash inflows related to the settlement of metal derivative instruments through the remainder of fiscal 2010. We expect these outflows will be recovered through collection of customer accounts receivable, typically on a 30 to 60 day lag.

The majority of proceeds from asset sales in the nine months ended December 31, 2009 relate to asset sales in Europe while proceeds in fiscal 2009 related to the sale of land in Kingston, Ontario.

Proceeds from loans receivable, net during all periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Financing Activities

The following table presents information regarding our Net cash provided by (used in) financing activities (in millions).

	Nine Months Ended
	December 31,
	2009	2008	Change

Proceeds from issuance of debt, third parties	$177	$8	$169
Proceeds from issuance of debt, related parties	4	—	4
Principal payments, third parties	(20)	(11)	(9)
Principal payments, related parties	(95)	—	(95)
Short-term borrowings, net	(211)	193	(404)
Dividends, noncontrolling interest	(13)	(5)	(8)
Debt issuance costs	(1)	—	(1)

Net cash provided by (used in) financing activities	$(159)	$185	$(344)

On August 11, 2009, we issued $185 million aggregate principal face amount of 11.5% senior unsecured notes at an effective rate of 12.0% (11.5% Senior Notes). The 11.5% Senior Notes rank equally with all of our existing and future unsecured senior indebtedness. The 11.5% Senior Notes were issued at a discount resulting in gross proceeds of $181 million. The net proceeds of this offering were used to repay a portion of the ABL Facility and $95 million outstanding under the unsecured credit facility from an affiliate of the Aditya Birla Group. On January 12, 2010, we consummated the exchange offer required by the registration rights agreement related to the 11.5% Senior Notes.

As of December 31, 2009, our short-term borrowings were $61 million consisting of (1) $49 million of short-term loans under the ABL Facility, (2) a $6 million short-term loan in Italy and (3) $6 million in bank overdrafts. As of December 31, 2009, $21 million of the ABL Facility was utilized for letters of credit and we had $475 million in remaining availability under the ABL Facility before covenant related restrictions. The weighted average interest rate on our total short-term borrowings was 1.95% and 2.75% as of December 31, 2009 and March 31, 2009, respectively.

In February 2009, to assist in maintaining adequate liquidity levels, we entered into an unsecured credit facility of $100 million (the Unsecured Credit Facility) with a scheduled maturity date of January 15, 2015 from an affiliate of the Aditya Birla group. During the nine months ended December 31, 2009, we drew an additional $3 million on the Unsecured Credit Facility. As discussed above, this facility was repaid and retired using the proceeds from the 11.5% Senior Notes.

As proceeds from the 11.5% Senior Notes was used to repay existing debt, our borrowing level has remained constant for the first nine months of fiscal 2010. During the first nine months of fiscal 2009, we increased our short-term borrowings under the ABL Facility to provide for general working capital requirements in a rising aluminum price environment.

As of December 31, 2009, we had an additional $175 million outstanding under letters of credit in Korea not included in the ABL Facility.

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

Derivative Instruments

The fair values of our financial instruments and commodity contracts as of December 31, 2009 and March 31, 2009 are as follows (in millions):

	December 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$(1)	$(26)	$(27)
Interest rate swaps	—	1	(9)	—	(8)
Electricity swap	—	—	(5)	(18)	(23)

Total derivatives designated as hedging instruments	—	1	(15)	(44)	(58)

Derivatives not designated as hedging instruments:
Aluminum contracts	184	9	(80)	(1)	112
Currency exchange contracts	51	2	(16)	(2)	35
Energy contracts	—	—	(1)	—	(1)

Total derivatives not designated as hedging instruments	235	11	(97)	(3)	146

Total derivative fair value	$235	$12	$(112)	$(47)	$88

	March 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(11)	$(11)
Interest rate swaps	—	—	(13)	—	(13)
Electricity swap	—	—	(6)	(12)	(18)

Total derivatives designated as hedging instruments	—	—	(19)	(23)	(42)

Derivatives not designated as hedging instruments:
Aluminum contracts	99	41	(532)	(13)	(405)
Currency exchange contracts	20	31	(77)	(12)	(38)
Energy contracts	—	—	(12)	—	(12)

Total derivatives not designated as hedging instruments	119	72	(621)	(25)	(455)

Total derivative fair value	$119	$72	$(640)	$(48)	$(497)

(A)	The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We had cross-currency swaps of Euro 135 million as of December 31, 2009 and March 31, 2009, designated as net investment hedges. The effective portion of the change in fair value of the derivative is included in Other comprehensive income (loss) (OCI), as a part of Currency translation adjustments. The ineffective portion of gain or loss on derivatives is included in (Gain) loss on change in fair value of derivative instruments, net.

For our currency exchange contracts designated as net investment hedges, we recognized a $2 million gain and a $19 million loss in OCI for the three months and nine months ended December 31, 2009, respectively. We recognized gains of $50 and $170 million in OCI for the three and nine months ended December 31, 2008, respectively.

Cash Flow Hedges

We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and is reclassified when we recognize the underlying exposure into (Gain) loss on change in fair value of derivatives, net in our accompanying condensed consolidated statements of operations. As of December 31, 2009, the outstanding portion of this swap includes 1.7 million megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into Interest expense and amortization of debt issuance costs in our accompanying condensed consolidated statements of operations. We had $910 million and $690 million of outstanding interest rate swaps designated as cash flow hedges as of December 31, 2009 and March 31, 2009, respectively.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the criteria we established at the inception of the hedge. Gains or losses recognized to date in AOCI would be immediately reclassified into current period earnings, as would any subsequent changes in the fair value of any such derivative.

During the next twelve months we expect to realize $15 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

Three Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from Accumulated		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008

Electricity swap	$—	$(16)	$1	$2	$—	$2
Interest rate swaps	$4	$(9)	$—	$—	$—	$—

Nine Month Comparison:

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income on
	Amount of Gain or (Loss)		Reclassified from Accumulated		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		OCI into Income		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008

Electricity swap	$(3)	$(16)	$3	$10	$2	$2
Interest rate swaps	$5	$2	$—	$—	$—	$—

Derivative Instruments Not Designated as Hedges

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying condensed consolidated statement of operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed or capped prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. As of December 31, 2009 and March 31, 2009, we had 108 kilotonnes (kt) and 180 kt, respectively, of outstanding aluminum contracts not designated as hedges. We classify cash settlement amounts associated with these derivatives as part of investing activities in the condensed consolidated statements of cash flows.

For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. We recognize a derivative position with both the customer and the third party for these types of contracts and we classify cash settlement amounts associated with these derivatives as part of operating activities in the condensed consolidated statements of cash flows.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations. As of December 31, 2009 and March 31, 2009, we had outstanding currency exchange contracts with a total notional amount of $1.4 billion not designated as hedges.

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of December 31, 2009 and March 31, 2009, we had $10 million of outstanding interest rate swaps that were not designated as hedges.

We use heating oil swaps and natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of December 31, 2009 and March 31, 2009, we had 0.9 million gallons and 3.4 million gallons, respectively, of heating oil swaps and 3.3 million MMBTUs and 3.8 million MMBTUs, respectively, of natural gas that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

The following table summarizes the gains (losses) recognized in earnings (in millions).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$26	$(340)	$123	$(495)
Currency exchange contracts	15	(48)	66	(13)
Energy contracts	(2)	(12)	(2)	(21)

Gain (loss) recognized	39	(400)	187	(529)
Derivative Instruments Designated as Cash Flow Hedges
Electricity swap	1	4	5	13

Gain (loss) on change in fair value of derivative instruments, net	$40	$(396)	$192	$(516)

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries and non-consolidated affiliates, including:

•	certain of our wholly-owned and majority-owned subsidiaries; and

•	Aluminium Norf GmbH, which is a fifty percent (50%) owned joint venture that does not meet the requirements for consolidation.

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

The following table discloses information about our obligations under guarantees of indebtedness of others as of December 31, 2009 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of December 31, 2009.

	Maximum	Liability
	Potential Future	Carrying
Type of Entity	Payment	Value

Wholly-owned subsidiaries	$43	$6
Aluminium Norf GmbH	$14	$—

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

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. As a result of our debt offering in August 2009, we have updated our debt repayment schedule presented in Note 6 to the consolidated financial statements. During the nine months ended December 31, 2009, there were no other significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the three months ended December 31, 2009, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2009.

RECENT ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the nine months ended December 31, 2009.

We adopted the authoritative guidance in the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2009-05, Measuring Liabilities at Fair Value, (ASU 2009-05). ASU 2009-05 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets or (2) a valuation technique that is consistent with the principles of Topic 820 of the ASC (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. This standard had no impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB approved its Accounting Standards Codification (ASC) (Codification) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. As the codification is not intended to change or alter existing US GAAP, this standard had no impact on our consolidated financial position, results of operations and cash flows.

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

In December 2008, the FASB issued ASC 715, Compensation — Retirement Benefits, (prior authoritative literature: FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets) which requires that an employer disclose the following information about the fair value of plan assets: (1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This pronouncement will be effective for fiscal years ending after December 15, 2009, with early application permitted. At initial adoption, application of this standard would not be required for earlier periods that are presented for comparative purposes. This standard will have no impact on our consolidated financial position, results of operations and cash flows.

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

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2009 condensed consolidated balance sheet.

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

Sensitivities

We estimate that a 10% decline in LME aluminum prices would result in a $23 million pre-tax loss related to the change in fair value of our aluminum contracts as of December 31, 2009.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the quarter ended December 31, 2009, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of December 31, 2009, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2009, given a 10% decline in spot prices for energy contracts ($ in millions).

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2009, given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Brazilian real	(10)%	$(31)
Euro	10%	(23)
Korean won	10%	(4)
Canadian dollar	(10)%	(1)
British pound	10%	1
Swiss franc	10%	(8)

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

We estimate that a 10% increase in the value of the euro against the US Dollar would result in an $18 million potential pre-tax loss on these derivatives as of December 31, 2009.

Interest Rate Risks

As of December 31, 2009, approximately 88% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of December 31, 2009, which includes $234 million of term loan debt and other variable rate debt of $97 million, our annual pre-tax income would be reduced by approximately $1 million. From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 6 — Debt for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2009, given a 10% change in the benchmark USD LIBOR interest rate ($ in millions).

	Change in	Change in
	Rate	Fair Value

Interest Rate Contracts
North America	(10)%	$8
Asia	(10)%	—

Item 4.	Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended December 31, 2009, members of management, at the direction (and with the participation) of our Principal Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of December 31, 2009. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2009, because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management has concluded that the Company’s unaudited condensed consolidated financial statements included in this report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States of America (GAAP).

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2010, we implemented a new enterprise resource planning (ERP) system in our South America region that replaced the majority of business and financial systems in that region. Given the high degree of integration among the various modules of this software application, the new ERP system will provide a platform for standardizing and improving business and financial processes and controls across the region. We have updated our control documentation to reflect the new system and the related impact on our business processes, and we believe that we have designed adequate controls into and around the new system. In addition, we conducted a physical inventory observation to validate cut-off of sales and cost of goods sold for the third quarter period, and we performed significant procedures to review and reconcile financial activity for the third quarter.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), other than the item noted above, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Existing as of December 31, 2009 and Remediation Plan

A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2009, we did not maintain effective controls over the application of purchase accounting for an equity method investee including related income tax accounts. Specifically, our controls did not ensure the accuracy and validity of our purchase accounting adjustments for an equity method investee. This control deficiency resulted in adjustments affecting the period May, 15, 2007 through March 31, 2008 identified in Note 3 — Restatement of Financial Statements in the consolidated and combined financial statements included in our Form 10-K/A filed with the SEC on August 11, 2008. During the execution of our remediation plan in the second quarter of fiscal 2010, we identified an immaterial error as described in Note 1 — Business and Summary of Significant Accounting Policies — Reclassifications and Adjustment which impacted our consolidated and interim financial statements included in previously filed Forms 10-Q and Forms 10-K for fiscal 2008 and 2009.

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

4. Management has transitioned certain purchase accounting responsibilities to our regional financial personnel, including tax personnel, and is developing procedures to monitor the ongoing activity of this entity. This aspect of our remediation plan is expected to be completed in the fourth quarter of fiscal 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Coca-Cola Lawsuit.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in Georgia state court. CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached a soft toll agreement between the parties relating to the supply of aluminum can stock, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The agreement includes a “most favored nations” provision regarding certain pricing matters. CCBSS alleges that Novelis Corporation breached the terms of the “most favored nations” provision. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. However, we have concluded that a loss from the CCBSS litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe that there is a reasonable possibility of a loss from the lawsuit based on information available at this time. Novelis Corporation has filed its answer and the parties are proceeding with discovery and pre-trial motions.

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
Robert P. Nelson
Vice President Finance — Controller
(Principal Accounting Officer)

Date: February 16, 2010

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