Form 10-K
period 2010-03-31
Novelis Inc.
filed 2010-05-27
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 27, 2010, the registrant had 77,459,658 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

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

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	the level of our indebtedness and our ability to generate cash;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the capacity and effectiveness of our metal hedging activities;

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing to fund current operations and for future capital requirements;

•	changes in interest rates under our floating rate debt;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions, including deterioration in the global economy;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes and tax rates, climate change, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements; and

•	the effect of taxes and changes in tax rates.

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

The following table sets forth exchange rate information expressed in terms of Canadian dollars per U.S. dollar at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. As noted above, the years ended March 31, 2009 and 2010 include exchange data from Citibank as of 16:00 GMT. The rates set forth below may differ from the actual rates used in our accounting processes and in the preparation of our consolidated financial statements.

Period	At Period End	Average Rate(A)	High	Low

Year Ended December 31, 2005	1.1656	1.2083	1.2703	1.1507
Year Ended December 31, 2006	1.1652	1.1310	1.1726	1.0955
Three Months Ended March 31, 2007(B)	1.1530	1.1674	1.1852	1.1530
April 1, 2007 Through May 15, 2007(B)	1.0976	1.1022	1.1583	1.0976
May 16, 2007 Through March 31, 2008(B)	1.0275	1.0180	1.1028	0.9168
Year Ended March 31, 2009	1.2579	1.1247	1.2694	0.9938
Year Ended March 31, 2010	1.0144	1.0848	1.1881	1.0144

(A)	The average of the 16:00 GMT buying rates on the last day of each month during the period.

(B)	See Note 1 — Business and Summary of Significant Accounting Policies (“Acquisition of Novelis Common Stock and Predecessor and Successor Reporting”) to our accompanying audited consolidated financial statements.

All dollar figures herein are in U.S. dollars unless otherwise indicated.

Commonly Referenced Data

As used in this Annual Report, “aluminum rolled products shipments” or “shipments” refers to shipments to third parties of aluminum rolled products. References to “total shipments” include aluminum rolled products as well as certain other non-rolled product shipments, primarily ingot, scrap and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.

PART I

Item 1.	Business

Overview

We are the world’s leading aluminum rolled products producer based on shipment volume in fiscal 2010, with total shipments during that period of approximately 2,854 kt. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated aluminum products in all of these geographic regions. We are also the global leader in the recycling of used aluminum beverage cans. We had net sales of approximately $8.7 billion for the year ended March 31, 2010.

Our History

Organization and Description of Business

Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for end-use markets, including beverage and food cans, construction and industrial, foil products and transportation markets. As of March 31, 2010, we had operations in 11 countries on four continents: North America, Europe, Asia and South America, through 31 operating plants, six research facilities and two market-focused innovation centers. In addition to aluminum rolling and recycling, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

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

Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB 103). In the accompanying consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (FASB 141), the applicable accounting standard at the Arrangement date. Due to the impact of push down accounting, the Company’s consolidated financial statements and certain notes separate the Company’s presentation into two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the periods up to, and including, the May 15, 2007 acquisition date (labeled “Predecessor”) and (2) the periods after that date (labeled “Successor”). The accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

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

Primary aluminum and sheet ingot can generally be purchased at prices set on the LME, plus a premium that varies by geographic region of delivery, alloying material, form (ingot or molten metal) and purity.

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

The industry continues to leverage new technology to develop aluminum alloys and products that support broader or new commercial application. Conventional single-alloy products require customers to choose an alloy based either on the required core properties such as strength, or the desired surface characteristics such as extreme corrosion-resistance. The industry typically uses a clad process to achieve the combined characteristics of two or three alloys — where sheets of metal are attached to an aluminum ingot and then rolled. Typically the aluminum ingot provides the strength and formability while the brazing provides other properties such as corrosion resistance and finish. Novelis has recently developed the Novelis Fusiontm process which helps achieve the optimal combination of desired core and surface properties by simultaneously casting multiple alloy layers into a single aluminum rolling ingot, improving the potential to customize.

End-use Markets

Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into four end-use markets based upon similarities in end-use: (1) beverage and food cans; (2) construction and industrial; (3) foil products and (4) transportation. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships.

Beverage and Food Cans.  Beverage cans are the single largest aluminum rolled products application, accounting for approximately 26% of total worldwide shipments in the calendar year ended December 31, 2009, according to market data from Commodity Research Unit International Limited (CRU), an independent business analysis and consultancy group focused on the mining, metals, power, cables, fertilizer and chemical sectors. Beverage and food cans is also our largest end-use market, making up 58% and 56% of total flat rolled product shipments for the years ended March 31, 2010 and 2009, respectively. The recyclability of aluminum cans enables them to be used, collected, melted and returned to the original product form an unlimited number of times, unlike steel, paper or PET plastic, which deteriorate with every iteration of recycling. Aluminum beverage cans also offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost efficient to ship.

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

Aluminum rolled products are also used in aerospace applications, a segment of the transportation market in which we were not allowed to compete until January 6, 2010, pursuant to a non-competition agreement we entered into with Alcan in connection with the spin-off. However, aerospace-related consumption of aluminum rolled products has historically represented a relatively small portion of total aluminum rolled products market shipments.

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

While our customers tend to be increasingly global, many aluminum rolled products tend to be produced and sold on a regional basis. The regional nature of the markets is influenced in part by the fact that not all mills are equipped to produce all types of aluminum rolled products. For instance, only a few mills in North America, Europe and Asia, and only one mill in South America produce beverage can body and end stock. In addition, individual aluminum rolling mills generally supply a limited range of products for end-use markets, and seek to maximize profits by producing high volumes of the highest margin mix per mill hour given available capacity and equipment capabilities.

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

Competition

The aluminum rolled products market is highly competitive. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors are as follows:

North America	Asia

Alcoa, Inc. (Alcoa)	Furukawa-Sky Aluminum Corp.
Aleris International, Inc. (Aleris)	Sumitomo Light Metal Company, Ltd.
Arco Aluminium, Inc. (a subsidiary of BP plc)	Southwest Aluminum Co. Ltd.
Norandal Aluminum	Kobe Steel Ltd.
Wise Metal Group LLC	Alcoa
Rio Tinto Alcan Inc.	Nanshan Aluminum

Europe	South America

Hydro A.S.A.	Companhia Brasileira de Alumínio
Rio Tinto Alcan Inc.	Alcoa
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

Substitution Trends.  Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. For example, in North America, competition from PET plastic containers and glass bottles, and changes in marketing channels and consumer preferences in beverage containers, have, in recent years, reduced the growth rate of aluminum can sheet in North America from the high rates experienced in the 1970s and 1980s. Historically, despite changes in consumer preferences, North American aluminum beverage can shipments have remained at approximately 100 billion cans per year since 1994 according to the Can Manufacturers

Institute. For the calendar year ended December 31, 2009, North American aluminum beverage can shipments have declined by approximately 1.1% to 96.26 billion cans mainly due to a decline in demand for carbonated soft drinks.

Cyclicality.  A significant share of aluminum rolled products is used in the production of consumer staples, which have historically experienced relatively stable demand characteristics. In addition, most of our aluminum rolled products sale contracts are priced in two components: a pass-through aluminum price component based on the LME quotation and local market premium, plus a “margin over metal” or conversion charge based on the cost to roll the product. As a result, most of the raw material price risk is absorbed by the customer, reducing the volatility of the producers’ profitability and cash flows. Aluminum rolled products companies also use recycled aluminum, which provides sourcing flexibility for, and further reduces the volatility of, input material. These three factors combine to create an industry that has lower cyclicality than the primary aluminum industry.

Downgauging.  Increasing technological and asset sophistication has enabled aluminum rolling companies to offer consistent or even improved product strength using less material, providing customers with a more cost-effective product as compared to alternatives to aluminum. This continuing trend reduces raw material requirements, but also effectively increases rolled products’ plant utilization rates and reduces available capacity, because to produce the same number of units requires more rolling hours to achieve thinner gauges. As utilization rates increase, revenues rise as our pricing tends to be based on machine hours used rather than on the volume of material rolled. On balance, we believe that downgauging has maintained or enhanced overall market economics for both users and producers of aluminum rolled products.

Seasonality.  Demand for certain aluminum rolled products is affected by seasonal factors, such as increases in consumption of beer and soft drinks packaged in aluminum cans and the use of aluminum sheet used in the construction and industrial end-use market during summer months. We typically experience seasonal slowdowns during our third fiscal quarter resulting in lower shipment volumes as a result of lower end-product sales of beverages in the northern hemisphere, declines in overall production output due primarily to the holidays in North America and Europe, and the seasonal downturn in construction due to weather.

Our Business Strategy

Our primary objective is to deliver shareholder and customer value by being the most innovative and profitable aluminum rolled products company in the world. We intend to achieve this objective through the following areas of focus:

Focus on core operations and optimize our costs

We strive to be the lowest cost producer of world-class aluminum rolled products by pursuing a standardized focus on our core operations globally and through the implementation of cost-reduction and restructuring initiatives. To achieve this objective, we have standardized our manufacturing processes and the associated upstream and downstream production elements where possible while still allowing the flexibility to respond to local market demands. In addition, we have implemented numerous restructuring initiatives over the last year, including the shutdown of facilities, staff rationalization and other activities, all of which have led to annualized cost savings of approximately $140 million in fiscal 2010.

Integrate support functions globally in order to further drive improvements in our operations

Given our global operating footprint and customer base, we plan to globally align our support functions, such as finance, human resources, legal, information technology and supply chain management. We believe that managing these support functions centrally can accelerate executive decision-making processes, which will allow us to adapt our manufacturing processes and products more quickly and efficiently to respond to changing market conditions. We think that achieving a seamless alignment of goals, methods and metrics across the organization will improve communication and the implementation of strategic initiatives and, ultimately, service to our customers. Over time, we feel that these improvements will result in enhanced operating margins and performance.

Expand market leadership position through enhanced global and regional capabilities

We benefit from a global manufacturing footprint, including 31 manufacturing facilities in 11 countries on four continents as of March 31, 2010, which enables us to service customers worldwide and provide a strong “asset-based” competitive advantage. We are the only company capable of producing technologically sophisticated, high-end products in all four major market regions of the world. This competitive advantage is evident in our position as the number one global producer of beverage can sheet products. We are able to service large can sheet customers on a worldwide basis, yet, through our regional operations we also have the capability to adapt and cater to the regional preferences and needs of our customers. For example, we recently upgraded our Yeongju plant in Korea with technology and processes developed at our other plants around the world, which has allowed us to capture market share in the can end market in Asia. Additionally, we have been able to qualify Novelis plants in one region to provide alternative supply options and support to customers in a different region.

Focus on optimizing premium products to drive enhanced profitability

We plan to continue improving our product mix and margins by leveraging our world-class assets and technical capabilities. As a result of the development of Novelis Fusiontm, we have demonstrated the required manufacturing know-how and research and development capabilities to design, develop and commercialize breakthrough technologies. Products like Novelis Fusiontm allow us to defend and enhance our strategic positioning in our core end-user segments. Additionally, our management approach helps us systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This ensures that we focus on growing in attractive market segments, while also taking actions to exit unattractive ones. For example, in the last four years, we have grown our Can stock shipments in total by an average of 15% in all regions except North America where our growth was flat. Through our continued focus on operating execution, we believe we can cost effectively deploy proprietary technologies that will contribute to growth and higher profitability.

Pursue organic growth in select emerging markets

Our international presence positions us well to capture additional growth opportunities in targeted aluminum rolled products in emerging regions, specifically South America and Asia. We believe South America and Asia have high growth potential in areas such as beverage cans, industrial products, construction and electronics. While our manufacturing and operating presence positions us well to capture this growth, we would expect to make some incremental capital expenditures or selective acquisitions to expand our capabilities in these areas.

Our Operating Segments

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America. The following is a description of our operating segments:

•	North America. Headquartered in Cleveland, Ohio, this segment manufactures aluminum sheet and light gauge products and operates 11 plants, including two fully dedicated recycling facilities, in two countries. As announced in February 2010, we will be moving our North American headquarters to Atlanta, Georgia during fiscal 2011.

•	Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 13 plants, including one fully dedicated recycling facility, in six countries.

•	Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

•	South America. Headquartered in Sao Paulo, Brazil, this segment comprises bauxite mining, smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates four plants in Brazil.

The table below shows Net sales and total shipments by segment. For additional financial information related to our operating segments, see Note 19 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
Sales in millions	March 31,	March 31,	March 31,	May 15,
Shipments in kilotonnes	2010	2009	2008	2007
	Successor	Successor	Successor	Predecessor
Consolidated
Net sales(A)	$8,673	$10,177	$9,965	$1,281
Total shipments	2,854	2,943	2,787	363
North America
Net sales(B)	$3,292	$3,930	$3,664	$446
Total shipments	1,063	1,109	1,032	134
Europe
Net sales(B)	$2,975	$3,718	$3,831	$510
Total shipments	884	1,009	973	133
Asia
Net sales(B)	$1,501	$1,536	$1,612	$217
Total shipments	534	460	470	60
South America
Net sales(B)	$948	$1,007	$908	116
Total shipments	373	365	312	36

(A)	Consolidated Net sales include the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.

(B)	Net sales by segment includes intersegment sales.

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

North America

North America operates 11 aluminum rolled products facilities, including two fully dedicated recycling facilities as of March 31, 2010, and manufactures a broad range of aluminum sheet and light gauge products. End-use markets for this segment include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications. The majority of North America’s efforts are directed towards the beverage can sheet market. The beverage can end-use market is technically demanding to supply and pricing is competitive. We believe we have a competitive advantage in this market due to our low-cost and technologically advanced manufacturing facilities and technical support capability. Recycling is important in the manufacturing process and we have five facilities in North America that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from UBCs and the material is cast into sheet ingot for North America’s two can sheet production plants (at Logan, Kentucky and Oswego, New York). In August 2009, we entered into a UBC recycling joint venture with Alcoa to create a new independent company, known as Evermore Recycling LLC (“Evermore Recycling”). Our equity investment in Evermore Recycling is 55.8% and Alcoa’s equity investment is 44.2%. Evermore Recycling will purchase UBCs from suppliers for recycling by us and Alcoa and is designed to create value by increasing efficiency, building stronger supplier relationships and increasing recycling.

Europe

Europe operates 13 operating plants, including one fully dedicated recycling facility, as of March 31, 2010, and manufactures a broad range of sheet and foil products. End-use markets for this segment include construction and industrial products, beverage and food can, foil and technical products, lithographic and automotive. Beverage and food can represent the largest end-use market in terms of shipment volume by Europe. Europe has foil and packaging facilities at six locations and, in addition to six rolled product plants, has distribution centers in Italy and sales offices in several European countries. Operations include our 50% joint venture interest in Aluminum Norf GmbH (Norf), which is the world’s largest aluminum rolling and remelt facility. Norf supplies high quality can stock, foilstock and feeder stock for finishing at our other European operations.

In April 2009, we closed our distribution center in France. In March 2009, we announced the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K. The facility ceased operations in April 2009.

Asia

Asia operates three manufacturing facilities as of March 31, 2010 and manufactures a broad range of sheet and light gauge products. End-use markets include beverage and food cans, foil, electronics and construction and industrial products. The beverage can market represents the largest end-use market in terms of volume. Recycling is an important part of our Korean operations with recycling facilities at both the Ulsan and Yeongju facilities. Metal from recycled aluminum purchases represented 31% of Asia’s total shipments in fiscal 2010. In June 2008, our plant in Ulsan began the commercial production of Novelis Fusiontm. We believe that Asia is well-positioned to benefit from further economic development in China as well as other parts of Asia.

South America

South America operates two rolling plants, two primary aluminum smelters, bauxite mines and hydro-electric power plants as of March 31, 2010, all of which are located in Brazil. South America manufactures aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial and transportation and packaging end-use markets. More than 80% of our shipments for the past two years were in the beverage and food can market. The primary aluminum operations in South America include mines and smelters used by our Brazilian aluminum rolled products operations, with any excess production being sold on the market in the form of aluminum billets. South America generates a portion of its own power requirements. In May 2009, we ceased the production of alumina at our Ouro Preto facility in Brazil as the sustained decline in alumina prices has made alumina production economically unfeasible. In light of the current alumina and aluminum pricing environment, we are evaluating our primary aluminum business.

In response to the growing demand for our products in South America, in May 2010 we announced a plan to invest nearly $300 million to expand our aluminum rolling operations in Pindamonhangaba, Brazil. The expansion will increase the plant’s capacity by more than 50 per cent to approximately 600,000 metric tonnes of aluminum sheet per year. The project is expected to come on stream in late 2012.

Financial Information About Geographic Areas

Certain financial information about geographic areas is contained in Note 19 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

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

Aluminum

We obtain aluminum from a number of sources, including the following:

Primary Aluminum Sourcing.  We purchased or tolled approximately 1,750 kt of primary aluminum in fiscal 2010 in the form of sheet ingot, standard ingot and molten metal, approximately 50% of which we purchased from Alcan. Following our spin-off from Alcan, we have continued to purchase aluminum from Alcan pursuant to metal supply agreements. Our primary aluminum contracts with Alcan were renegotiated and the amended agreements took effect on January 1, 2008.

Primary Aluminum Production.  We produced approximately 110 kt of our own primary aluminum requirements in fiscal 2010 through our smelter and related facilities in Brazil.

Recycled Aluminum Products.  We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we take recycled processed material from their fabricating activity and re-melt, cast and roll it to re-supply them with aluminum sheet. Other sources of recycled material include lithographic plates, where over 90% of aluminum used is recycled, and products with longer lifespans, like cars and buildings, which are just starting to become high volume sources of recycled material. We purchased or tolled approximately 1,000 kt of recycled material inputs in fiscal 2010.

The majority of recycled material we re-melt is directed back through can-stock plants. The net effect of all recycling activities in terms of total shipments of rolled products is that approximately 34% of our aluminum rolled products production for fiscal 2010 was made with recycled material.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In fiscal 2010, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the purchase of derivative instruments. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs.

Our South America segment has its own hydroelectric facilities that meet approximately 27% of its total electricity requirements. As a result of supply constraints, electricity prices in South America have been volatile, with spot prices increasing dramatically. We have a mixture of self-generated electricity, long term fixed contracts and shorter term semi-variable contracts. Although spot prices have returned to normal levels, we may continue to face challenges renewing our South American energy supply contracts at effective rates to enable profitable operation of our full smelter capacity.

Others

We also have bauxite and alumina requirements. We will satisfy some of our alumina requirements for the near term pursuant to an alumina supply agreement we have entered into with Alcan.

Our Customers

Although we provide products to a wide variety of customers in each of the markets that we serve, we have experienced consolidation trends among our customers in many of our key end-use markets. In fiscal 2010, approximately 48% of our total net sales were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Agfa-Gevaert N.V.	Daching Holdings Limited
Amcor Limited	Lotte Aluminum Co. Ltd.
Anheuser-Busch InBev	Kodak Polychrome Graphics GmbH
Affiliates of Ball Corporation	Impress
BMW Group	Pactiv Corporation
Can-Pack S.A.	Rexam Plc
Various bottlers of the Coca-Cola system	Ryerson Inc.
Crown Cork & Seal Company, Inc.	Tetra Pak Ltd.

In our single largest end-use market, beverage can sheet, we sell directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we also operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us. Among these umbrella agreements is an agreement with several North American bottlers of Coca-Cola branded products, including Coca-Cola Bottlers’ Sales and Services. Under this agreement, we shipped approximately 359 kt of beverage can sheet (including tolled metal) during fiscal 2010. These shipments were made to, and we received payment from, our direct customers, who are the beverage can fabricators that sell beverage cans to the Coca-Cola associated bottlers. Under the agreement, bottlers in the Coca-Cola system may join this agreement by committing a specified percentage of the can sheet required by their can fabricators to us.

Purchases by Rexam Plc and its affiliates represented approximately 16%, 17%, 15% and 14% of our total net sales for the years ended March 31, 2010 and 2009; the period from May 16, 2007 through March 31, 2008; and the period from April 1, 2007 through May 15, 2007, respectively.

Distribution and Backlog

We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and distributors (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31,	March 31,	March 31,	May 15,
	2010	2009	2008	2007
	Successor	Successor	Successor	Predecessor
Direct sales as a percentage of total net sales	93%	93%	90%	91%
Distributor sales as a percentage of total net sales	7%	7%	10%	9%

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

Distributors

We also sell our products through aluminum distributors, particularly in North America and Europe. Customers of distributors are widely dispersed, and sales through this channel are highly fragmented. Distributors sell mostly commodity or less specialized products into many end-use markets in small quantities, including the construction and industrial and transportation markets. We collaborate with our distributors to develop new end-use markets and improve the supply chain and order efficiencies.

Backlog

We believe that order backlog is not a material aspect of our business.

Research and Development

The table below summarizes our research and development expense in our plants and modern research facilities, which included mini-scale production lines equipped with hot mills, can lines and continuous casters (in millions).

			May 16,	April 1,
			2007	2007
	Year Ended	Year Ended	Through	Through
	March 31,	March 31,	March 31,	May 15,
	2010	2009	2008	2007
	Successor	Successor	Successor	Predecessor
Research and development expenses	$38	$41	$46	$6

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

Our Employees

As of March 31, 2010, we had approximately 11,600 employees. Approximately 5,300 are employed in Europe, approximately 2,900 are employed in North America, approximately 1,500 are employed in Asia and approximately 1,900 are employed in South America and other areas. Approximately 69% of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of different durations. We believe that we have good labor relations in all our operations and have not experienced a significant labor stoppage in any of our principal operations during the last decade.

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

Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $2 million in fiscal 2010. We expect these capital expenditures will be approximately $5 million and $3 million in fiscal 2011 and 2012, respectively. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $32 million in fiscal 2010, and are expected to be $28 million and $42 million in fiscal 2011 and 2012, respectively. Generally, expenses for environmental protection are recorded in Cost of goods sold. However, significant remediation costs that are not associated with on-going operations are recorded in Other (income) expenses, net.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the SEC. We make these filings available on our website free of charge, the URL of which is http://www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this report, you should consider the following factors, which could materially affect our business, financial condition or results of operations in the future. The following factors, among others, could cause our actual results to differ from those projected in any forward looking statements we make.

Certain of our customers are significant to our revenues, and we could be adversely affected by changes in the business or financial condition of these significant customers or by the loss of their business.

Our ten largest customers accounted for approximately 48%, 45%, 45%, and 47% of our total net sales for the year ended March 31, 2010; the year ended March 31, 2009; the period from May 16, 2007 through March 31, 2008; and the period from April 1, 2007 to May 15, 2007; respectively, with Rexam Plc, a leading global beverage can maker, and its affiliates representing approximately 16%, 17%, 15%, and 14%, of our total net sales in the respective periods. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations and cash flows. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Item 1. Business — Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to obtain cost savings and other benefits.

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

Our operations consume energy and our profitability and cash flows may decline if energy costs were to rise, or if our energy supplies were interrupted.

We consume substantial amounts of energy in our rolling operations, cast house operations and Brazilian smelting operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including:

•	increases in costs of natural gas;

•	significant increases in costs of supplied electricity or fuel oil related to transportation;

•	interruptions in energy supply due to equipment failure or other causes;

•	the inability to extend energy supply contracts upon expiration on economical terms; and

•	the inability to pass through energy costs in certain sales contracts.

In addition, global climate change may increase our costs of energy sources. See “Risk Factors — We may be affected by global climate change or by legal, regulatory, or market responses to such change.” If energy costs were to rise, or if energy supplies or supply arrangements were disrupted, our profitability and cash flows could decline.

Economic conditions could negatively affect our financial condition and results of operations.

Our financial condition and results of operations depend significantly on worldwide economic conditions. These economic conditions have deteriorated significantly in many countries and regions in which we do business. The difficult global market conditions in 2008 and 2009 resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, currency and equity markets.

We are unable to predict the timing and rate at which industry variables may recover. Uncertainty about current global economic conditions poses a risk as our customers may postpone purchases in response to tighter credit and negative financial news, which could adversely impact demand for our products. In addition, there can be no assurance that the actions we have taken or may take in response to the economic conditions will be sufficient to counter any continuation or reoccurrence of the downturn or disruptions. A protracted continuation or worsening of the global economic downturn or disruptions in the financial markets could have a material adverse effect on our financial condition and results of operations.

In addition, we use various derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. We may be exposed to losses in the future if the counterparties to our derivative instruments fail to honor their agreements.

We are subject to risks related to our indebtedness.

As of March 31, 2010, we had $2.7 billion of indebtedness outstanding, including $1.3 billion of senior unsecured notes (Senior Notes) and borrowings of $1.2 billion under our senior secured credit facilities (Credit Agreements). We have two outstanding series of Senior Notes: 7.25% senior notes due 2015 and 11.5% senior notes due 2015. The Credit Agreements consist of (i) a $1.1 billion seven-year Term Loan facility (Term Loan facility) and (ii) an $800 million five year multi-currency asset-based revolving credit line and letter of credit facility (ABL facility). As of March 31, 2010, we and our subsidiaries may be able to incur additional indebtedness of up to approximately $300 million, including secured indebtedness, in the future. Our indebtedness and interest expense could have consequences to our company and holders of our Senior Notes, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures or other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions, including extreme volatility in London Metal Exchange (LME) prices;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation; and

•	limiting our ability or increasing the costs to refinance indebtedness.

The covenants in our Credit Agreements and the indentures governing our Senior Notes impose significant operating restrictions on us.

The Credit Agreements and the indentures governing the Senior Notes impose significant operating restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur additional debt and provide additional guarantees;

•	pay dividends and make other restricted payments, including certain investments;

•	create or permit certain liens;

•	make certain asset sales;

•	use the proceeds from the sales of assets and subsidiary stock;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	engage in certain transactions with affiliates;

•	enter into sale and leaseback transactions; and

•	consolidate, merge or transfer all or substantially all of our assets or the assets of our restricted subsidiaries.

In addition, under the ABL facility, if our excess availability under the ABL facility is less than 10% of the lender commitments under the ABL facility or 10% of the borrowing base, we are required to maintain a minimum fixed charge ratio of at least 1 to 1. As of March 31, 2010, our fixed charge coverage ratio was greater than 2 to 1 and our excess availability was $603, or 75% of the lender commitments under the ABL facility.

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

Adverse changes in currency exchange rates could negatively affect our financial results and cash flows and the competitiveness of our aluminum rolled products relative to other materials.

Our businesses and operations are exposed to the effects of changes in the exchange rates of the U.S. dollar, the euro, the British pound, the Brazilian real, the Canadian dollar, the Korean won and other currencies. We have implemented a hedging policy that attempts to manage currency exchange rate risks to an acceptable level based on management’s judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully or completely eliminate the effects of currency exchange rate fluctuations which could have a material adverse effect on our financial results and cash flows.

We prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies, primarily the euro, the Korean won and the Brazilian real. Changes in exchange rates will result in increases or decreases in our reported costs and earnings and may also affect the book value of our assets located outside the U.S.

Most of our facilities are staffed by a unionized workforce, and union disputes and other employee relations issues could materially adversely affect our financial results.

Approximately 69% of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial results and cash flows.

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

Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results and cash flows.

We could be adversely affected by disruptions of our operations.

Breakdown of equipment or other events, including catastrophic events such as war or natural disasters, leading to production interruptions in our plants could have a material adverse effect on our financial results and cash flows. Further, because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, those customers that have to reschedule their own production due to our missed deliveries could pursue claims against us. We may incur costs to correct any of these problems, in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed, resulting in a loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies would not cover all of our losses.

Our goodwill and other intangible assets could become impaired, which could require us to take non-cash charges against earnings.

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

We recorded restructuring charges of $14 million for the year ended March 31, 2010 and $95 million for the year ended March 31, 2009. During this two year period, we announced, among others, the following restructuring actions and programs:

•	a voluntary separation program for salaried employees in North America and the corporate office aimed at reducing staff levels;

•	cessation of commercial grade alumina at our Ouro Preto facility in Brazil;

•	the closure of our aluminum sheet mill in Rogerstone, South Wales, UK;

•	a restructuring plan to streamline operations at our Rugles facility located in Upper Normandy, France; and

•	a voluntary retirement program in Asia.

We may take additional restructuring actions in the future. Any additional restructuring efforts could result in significant severance-related costs, environmental remediation expenses, impairment charges, restructuring charges and related costs and expenses, which could adversely affect our profitability and cash flows.

We may not be able to successfully develop and implement new technology initiatives in a timely manner.

We have invested in, and are involved with, a number of technology and process initiatives. Several technical aspects of these initiatives are still unproven, and the eventual commercial outcomes cannot be assessed with any certainty. Even if we are successful with these initiatives, we may not be able to deploy them in a timely fashion. Accordingly, the costs and benefits from our investments in new technologies and the consequent effects on our financial results may vary from present expectations.

If we fail to maintain effective internal control over financial reporting, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely manner.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management in our Form 10-K on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only some assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, we may be unable to provide financial information in a timely and reliable manner. Any such difficulties or failure may have a material adverse effect on our business, financial condition and operating results.

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

Future acquisitions or divestitures may adversely affect our financial condition.

As part of our strategy for growth, we may pursue acquisitions, divestitures or strategic alliances, which may not be completed or, if completed, may not be ultimately beneficial to us. There are numerous risks commonly encountered in business combinations, including the risk that we may not be able to complete a transaction that has been announced, effectively integrate businesses acquired or generate the cost savings and synergies anticipated. Failure to do so could have a material adverse effect on our financial results.

We could be required to make unexpected contributions to our defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.

Most of our pension obligations relate to funded defined benefit pension plans for our employees in the U.S., the U.K. and Canada, unfunded pension benefits in Germany and lump sum indemnities payable to our employees in France, Italy, Korea and Malaysia upon retirement or termination. Our pension plan assets consist primarily of funds invested in listed stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Our results of operations, liquidity or shareholders’ equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits.

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

We face risks relating to certain joint ventures and subsidiaries that we do not entirely control. Our ability to access cash from these entities may be more restricted than if such entities were wholly-owned subsidiaries.

Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly own. These entities include our Norf, Germany; Logan, Kentucky; and Evermore Recycling joint ventures, as well as our majority-owned Korean and Malaysian subsidiaries. Our Malaysian subsidiary is a public company whose shares are listed for trading on the Bursa Malaysia. Under the governing documents, agreements or securities laws applicable to or stock exchange listing rules relative to certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. In addition, we do not solely determine certain key matters, such as the timing and amount of cash distributions from these entities. As a result, our ability to access cash from these entities may be more restricted than if they were wholly-owned entities.

Hindalco and its interests as equity holder may conflict with the interests of the holders of our Senior Notes in the future.

Novelis is an indirectly wholly-owned subsidiary of Hindalco. As a result, Hindalco may exercise control over our decisions to enter into any corporate transaction or capital restructuring and has the ability to approve or prevent any transaction that requires the approval of our shareholder. Hindalco may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to us or the holders of our Senior Notes. Additionally, Hindalco operates in the aluminum industry and may from time to time acquire and hold interests in businesses that compete, directly or indirectly, with us. Hindalco has no obligation to provide us with financing and is able to sell their equity ownership in us at any time.

We have supply agreements with Rio Tinto Alcan for a portion of our raw materials requirements. If Rio Tinto Alcan is unable to deliver sufficient quantities of these materials or if it terminates these agreements, our ability to manufacture products on a timely basis could be adversely affected.

The manufacture of our products requires sheet ingot that has historically been, in part, supplied by Rio Tinto Alcan. For the year ended March 31, 2010, we purchased the majority of our third party sheet ingot requirements from Rio Tinto Alcan’s primary metal group. Our metal supply agreements for the purchase of sheet ingot from Rio Tinto Alcan have terms and conditions substantially similar to market terms and conditions and were amended effective as of January 1, 2008. If Rio Tinto Alcan is unable to deliver sufficient quantities of this material on a timely basis or if Rio Tinto Alcan terminates one or more of these agreements, our production may be disrupted and our net sales, profitability and cash flows could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers for that portion of our raw material requirements we expect to be supplied by Rio Tinto Alcan could be time consuming and expensive.

Our continuous casting operations at our Saguenay Works, Canada facility depend upon a local supply of molten aluminum from Rio Tinto Alcan. For the fiscal year ended March 31, 2010, Rio Tinto Alcan’s primary metal group supplied most of the molten aluminum used at Saguenay Works. In connection with the spin-off, we entered into a metal supply agreement on terms determined primarily by Rio Tinto Alcan for the continued purchase of molten aluminum from Rio Tinto Alcan. If this supply were to be disrupted, our Saguenay Works production could be interrupted and our net sales, profitability and cash flows materially adversely affected.

The adoption of derivatives legislation by Congress could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.

We use over-the-counter (OTC) derivatives products to hedge our metal commodity risks and, to a lesser extent, our interest rate and currency risks. The U.S. Congress is currently considering legislation to increase the regulatory oversight of the OTC derivatives markets and to impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. Although it is not possible at this time to predict whether or when Congress may act on derivatives legislation, any legislative changes that subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities.

We face significant price and other forms of competition from other aluminum rolled products producers, which could hurt our results of operations and cash flows.

Generally, the markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service. Some of our competitors may benefit from greater capital resources, have more efficient technologies, have lower raw material and energy costs and may be able to sustain longer periods of price competition. In particular, we face increased competition from producers in China, which have significantly lower production costs and pricing. This lower pricing could erode the market prices of our products in the Chinese market.

In addition, our competitive position within the global aluminum rolled products industry may be affected by, among other things, the recent trend toward consolidation among our competitors, exchange rate fluctuations that may make our products less competitive in relation to the products of companies based in other countries (despite the U.S. dollar-based input cost and the marginal costs of shipping) and economies of scale in purchasing, production and sales, which accrue to the benefit of some of our competitors. For example, the price gap between the Shanghai Futures Exchange (SHFE) and the London Metal Exchange (LME) may make products manufactured in China with SHFE prices for aluminum more competitive compared to our products manufactured in Asia with LME prices for aluminum.

Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, either of which could have a material adverse effect on our financial results and cash flows.

The end-use markets for certain of our products are highly competitive and customers are willing to accept substitutes for our products.

The end-use markets for certain aluminum rolled products are highly competitive. Aluminum competes with other materials, such as steel, plastics, composite materials and glass, among others, for various applications, including in beverage and food cans and automotive end-use markets. In the past, customers have demonstrated a willingness to substitute other materials for aluminum. For example, changes in consumer preferences in beverage containers have increased the use of PET plastic containers and glass bottles in recent years. These trends may continue. The willingness of customers to accept substitutes for aluminum products could have a material adverse effect on our financial results and cash flows.

The seasonal nature of some of our customers’ industries could have a material adverse effect on our financial results and cash flows.

The construction industry and the consumption of beer and soda are sensitive to weather conditions and as a result, demand for aluminum rolled products in the construction industry and for can feedstock can be seasonal. Our quarterly financial results could fluctuate as a result of climatic changes, and a prolonged series of cold summers in the different regions in which we conduct our business could have a material adverse effect on our financial results and cash flows.

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

The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close, divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Currently, we are involved in a number of compliance efforts, remediation activities and legal proceedings concerning environmental matters, including certain activities and proceedings arising under Superfund and comparable laws in U.S. states and other jurisdictions worldwide in which we have operations, including Brazil and certain countries in the European Union.

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

Certain of these matters are discussed in the preceding risk factor. Any claims against us or any investigations involving us, whether meritorious or not, could be costly to defend or comply with and could divert management’s attention as well as operational resources. Any such dispute, litigation or investigation, whether currently pending or threatened or in the future, may have a material adverse effect on our financial results and cash flows.

For example, a lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (“CCBSS”) in Georgia state court. CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached the terms of the “most favored nations” provision regarding certain pricing matters under an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. See “Item 3 — Legal Proceedings.”

Product liability claims against us could result in significant costs or negatively impact our reputation and could adversely affect our business results and financial condition.

We are sometimes exposed to warranty and product liability claims. There can be no assurance that we will not experience material product liability losses arising from such claims in the future and that these will not have a negative impact on us. We generally maintain insurance against many product liability risks, but there can be no assurance that this coverage will be adequate for any liabilities ultimately incurred. In addition, there is no assurance that insurance will continue to be available on terms acceptable to us. A successful claim that exceeds our available insurance coverage could have a material adverse effect on our financial results and cash flows.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

There is a growing sentiment and concern over climate change, which has led to legislative and regulatory initiatives, such as cap-and-trade systems and increased limits on emissions of greenhouse gases. New laws enacted could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell), which could result in an adverse effect on our financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us, our customers or our suppliers. Also, we rely on natural gas, electricity, fuel oil and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located in Atlanta, Georgia. The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2010. The total number of operating facilities, research facilities, and innovation centers used by our operating segments as of March 31, 2010 are shown in the table below:

	Operating	Research	Innovation
	Facilities	Facilities	Centers

North America	11	2	1
Europe	13	3	—
South America	4	—	—
Asia	3	1	1

Total	31	6	2

Included above are operating facilities that we jointly own and operate with third parties. Please see detail below:

North America

Location	Plant Processes	Major End-Use Markets

Berea, Kentucky	Recycling	Recycled ingot
Burnaby, British Columbia	Finishing	Foil containers
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling	Recycled ingot
Kingston, Ontario	Cold rolling, finishing	Automotive, construction/industrial
Logan, Kentucky(1)	Hot rolling, cold rolling, finishing, recycling	Can stock
Oswego, New York	Novelis Fusion(tm) casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, semi-finished coil
Saguenay, Quebec	Continuous casting, recycling	Semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Toronto, Ontario	Finishing	Foil, foil containers
Warren, Ohio	Coating	Can end stock

(1)	We own 40% of the outstanding common shares of Logan Aluminum Inc. (“Logan”), but we have made subsequent equipment investments such that our portion of Logan’s total machine hours has provided us more than 60% of Logan’s total production.

Europe

Location	Plant Processes	Major End-Use Markets

Berlin, Germany	Converting	Packaging
Bresso, Italy	Finishing, painting	Painted sheet, architectural
Bridgnorth, United Kingdom	Foil rolling, finishing, converting	Foil, packaging
Dudelange, Luxembourg	Continuous casting, foil rolling, finishing	Foil
Göttingen, Germany	Cold rolling, finishing, painting	Can end, can tab, food can, lithographic, painted sheet
Latchford, United Kingdom	Recycling	Sheet ingot from recycled metal
Ludenscheid, Germany	Foil rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing	Automotive, can end, industrial
Norf, Germany(1)	Hot rolling, cold rolling	Can stock, foilstock, feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling	Coil for Bresso, industrial
Rugles, France	Continuous casting, foil rolling, finishing	Foil
Sierre, Switzerland(2)	Novelis Fusion(tm) casting, hot rolling, cold rolling, finishing	Automotive sheet, industrial

(1)	Operated as a 50/50 joint venture between us and Hydro Aluminium Deutschland GmbH (Hydro).

(2)	We have entered into an agreement with Alcan pursuant to which Alcan retains access to the plate production capacity, which represents a portion of the total production capacity of the Sierre hot mill.

Asia

Location	Plant Processes	Major End-Use Markets

Bukit Raja, Malaysia(1)	Continuous casting, cold rolling	Construction/industrial, heavy and lightgauge foils
Ulsan, Korea(2)	Novelis Fusion(tm) casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, electronics, foilstock, and recycled material
Yeongju, Korea(3)	Hot rolling, cold rolling, recycling, casting, finishing	Can stock, construction/industrial, electronics, foilstock and recycled material

(1)	Ownership of the Bukit Raja plant corresponds to our 58% equity interest in Aluminium Company of Malaysia Berhad.

(2)	We hold a 68% equity interest in the Ulsan plant.

(3)	We hold a 68% equity interest in the Yeongju plant.

South America

Location	Plant Processes	Major End-Use Markets

Pindamonhangaba, Brazil	Hot rolling, cold rolling, recycling	Construction/industrial, can stock, foilstock, recycled ingot, foundry ingot, forge stock
Utinga, Brazil	Finishing	Foil
Ouro Preto, Brazil(1)	Smelting	Primary aluminum (sheet ingot and billets)
Aratu, Brazil	Smelting	Primary aluminum (sheet ingot)

(1)	In May 2009, we ceased the production of commercial grade alumina at our Ouro Preto facility in Brazil.

Item 3.	Legal Proceedings

We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 18 — Commitments and Contingencies to our accompanying audited consolidated financial statements, which are incorporated by reference into this item.

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

Subsequent to completion of the Arrangement on May 15, 2007, all of our common shares were indirectly held by Hindalco, and we became a foreign private issuer. We continue to file periodic reports under section 15(d) of the Securities and Exchange Act of 1934 because our Senior Notes are publicly traded (see Note 10 — Debt to our accompanying audited consolidated financial statements).

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

The selected consolidated financial data presented below as of and for the years ended March 31, 2010 and 2009; the periods May 16, 2007 through March 31, 2008 and April 1, 2007 through May 15, 2007; the three months ended March 31, 2007 and as of and for the years ended December 31, 2006 and 2005 were derived from the audited consolidated financial statements of Novelis Inc. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the respective periods and the related notes included elsewhere in this Form 10-K.

As of May 15, 2007, all of our common shares were indirectly held by Hindalco; thus, earnings per share data is not reported. Amounts in the table below are in millions, except per share amounts.

			May 16,	April 1,	Three
			2007	2007	Months
	Year Ended	Year Ended	Through	Through	Ended
	March 31,	March 31,	March 31,	May 15,	March 31,	Year Ended December 31,
	2010	2009	2008(A)	2007(A)	2007(B)	2006	2005(C)
	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net sales	$8,673	$10,177	$9,965	$1,281	$2,630	$9,849	$8,363
Net income (loss) attributable to our common shareholder(D)	$405	$(1,910)	$(20)	$(97)	$(64)	$(275)	$90
Dividends per common share	$—	$—	$—	$—	$—	$0.20	$0.36

	March 31,	March 31,	March 31,	March 31,	December 31,
	2010	2009	2008	2007	2006	2005(C)
	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor
Total assets(A)	$7,762	$7,567	$10,737	$5,970	$5,792	$5,476
Long-term debt (including current portion)	$2,596	$2,559	$2,575	$2,300	$2,302	$2,603
Short-term borrowings	$75	$264	$115	$245	$133	$27
Cash and cash equivalents	$437	$248	$326	$128	$73	$100
Shareholders’/invested equity	$1,869	$1,419	$3,523	$175	$195	$433

(A)	On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary. Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin No. 103, Push

Down Basis of Accounting Required in Certain Limited Circumstances (SAB 103). In the accompanying consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (FASB 141), the applicable accounting standard at the Arrangement date. Due to the impact of push down accounting, the Company’s consolidated financial statements and certain notes for the year ended March 31, 2008 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through March 31, 2008, labeled “Successor”). The accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

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

All income earned and cash flows generated by us as well as the risks and rewards of these businesses from January 1 to January 5, 2005 were primarily attributed to us and are included in our consolidated results for the year ended December 31, 2005, with the exception of losses of $43 million ($29 million net of tax) arising from the change in fair market value of derivative contracts, primarily with Alcan. These mark-to-market losses for the period from January 1 to January 5, 2005 were recorded in the consolidated statement of operations for the year ended December 31, 2005 and were recognized as a decrease in Shareholders’/invested equity.

(D)	Net income (loss) attributable to our common shareholder for the year ended March 31, 2009 includes non-cash pre-tax impairment charges of $1.5 billion, pre-tax unrealized losses on derivatives instruments of $519 million, a $122 million pre-tax gain on extinguishment of debt and $95 million in pre-tax restructuring charges. Restructuring charges, net for the year ended March 31, 2010; the period May 16, 2007 through March 31, 2008; April 1, 2007 through May 15, 2007; the three months ended March 31, 2007; and the years ended December 31, 2006 and 2005 were $14 million; $6 million; $1 million; $9 million; $19 million; and $10 million, respectively. For additional discussion on restructuring actions, see Note 2 — Restructuring Programs in our accompanying audited consolidated financial statements.

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

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of March 31, 2010, we had operations in 11 countries on four continents: North America, Europe, Asia and South America, through 31 operating plants, six research facilities and two market-focused innovation centers. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Annual Report, particularly in “Special Note Regarding Forward-Looking Statements and Market Data” and “Risk Factors.”

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

Acquisition by Hindalco

On May 15, 2007, the company was acquired by Hindalco through its indirect wholly-owned subsidiary pursuant to a plan of arrangement (the Arrangement) at a price of $44.93 per share. The aggregate purchase price for all of the company’s common shares was $3.4 billion, and $2.8 billion of Novelis’ debt was also assumed for a total transaction value of $6.2 billion. Subsequent to completion of the Arrangement on May 15, 2007, all of our common shares were indirectly held by Hindalco.

As discussed in Note 1 — Business and Summary of Significant Accounting Policies in the accompanying consolidated financial statements, the Arrangement was recorded in accordance with Staff Accounting Bulletin No. 103. Accordingly, in the accompanying consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and allocated to the assets acquired and liabilities assumed in accordance with FAS 141, Business Combinations. Due to the impact of push down accounting, the company’s consolidated financial statements and certain notes separate the company’s presentation into two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the periods up to, and including, the May 15, 2007 acquisition date (labeled Predecessor) and (2) the periods after that date (labeled Successor). The accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

Combined Financial Results of the Predecessor and Successor

For purposes of management’s discussion and analysis of the results of operations in this Form 10-K, we combined the results of operations for the period ended May 15, 2007 of the Predecessor with the period ended March 31, 2008 of the Successor. We believe the combined results of operations for the year ended March 31, 2008 provide management and investors with a more meaningful perspective on Novelis’ financial and operational performance than if we did not combine the results of operations of the Predecessor and the Successor in this manner. Similarly, we combine the financial results of the Predecessor and the Successor when discussing segment information and sources and uses of cash for the year ended March 31, 2008.

The combined results of operations are non-GAAP financial measures, do not include any pro forma assumptions or adjustments and should not be used in isolation or substitution of the Predecessor’s and the Successor’s results. Shown below are combining schedules of (i) shipments and (ii) our results of operations for periods allocable to the Successor, the Predecessor and the combined presentation for the year ended March 31, 2008 that we use throughout the discussion of results from operations.

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31,	May 15,	March 31,
	2008	2007	2008
	Successor	Predecessor	Combined

Shipments (in kt):
Rolled products(1)	2,640	348	2,988
Ingot products(2)	147	15	162

Total shipments	2,787	363	3,150

(1)	Rolled products include tolling (the conversion of customer-owned metal).

(2)	Ingot products include primary ingot in Brazil, foundry products in Korea and Europe, secondary ingot in Europe and other recyclable aluminum.

	May 16, 2007	April 1, 2007
	Through	Through	Year Ended
	March 31,	May 15,	March 31,
	2008	2007	2008
	Successor	Predecessor	Combined

Results of Operations (in millions)
Net sales	$9,965	$1,281	$11,246

Cost of goods sold (exclusive of depreciation and amortization shown below)	9,042	1,205	10,247
Selling, general and administrative expenses	319	95	414
Depreciation and amortization	375	28	403
Research and development expenses	46	6	52
Interest expense and amortization of debt issuance costs	191	27	218
Interest income	(18)	(1)	(19)
Gain on change in fair value of derivative instruments, net	(22)	(20)	(42)
Restructuring charges, net	6	1	7
Equity in net income of non-consolidated affiliates	(25)	(1)	(26)
Other (income) expenses, net	(6)	35	29

	9,908	1,375	11,283

Income (loss) before income taxes	57	(94)	(37)
Income tax provision	73	4	77

Net loss	(16)	(98)	(114)
Net income (loss) attributable to noncontrolling interests	4	(1)	3

Net loss attributable to our common shareholder	$(20)	$(97)	$(117)

HIGHLIGHTS

The global economic downturn had a significant impact on our business with low levels of shipments in the second half of fiscal 2009 and first half of fiscal 2010, particularly in the automotive, construction and industrial markets. As a result of our efforts to preserve liquidity, cost reductions enacted and capital spending controls, we were able to achieve pre-tax and net income of $7.27 million and $405 million, respectively.

•	We reported pre-tax income of $727 million for fiscal 2010, which includes $578 million of unrealized gains on derivatives. The $578 million of unrealized gains includes a $504 million reversal of previously recognized losses upon settlement of derivatives and $74 million of unrealized gains relating to mark to market adjustments on metal and currency derivatives. Current year results also include $14 million of restructuring expenses. Net income attributable to our common shareholder for fiscal 2010 was $405 million.

•	We reported a pre-tax loss of $2.2 billion for fiscal 2009, which includes $519 million of unrealized losses on derivatives. The prior year results also include non-cash impairment charges of $1.5 billion, $95 million in restructuring charges and a $122 million gain on a debt exchange transaction. Net loss attributable to our common shareholder for fiscal 2009 was $1.9 billion.

•	Shipments of flat rolled products in fiscal 2010 were down 2% overall as compared to fiscal 2009. However, shipments in our fourth quarter of 2010 increased in all regions as compared to the same period a year ago. Fourth quarter increases in North America, Europe and Asia were the most significant, with 11%, 21% and 50% increases, respectively. Shipments in South America remained stable during the past year, as this market is heavily focused on can sheet shipments and was not as significantly impacted by the economic downturn.

•	We had $1.0 billion of liquidity as of March 31, 2010. This represents an increase of $636 million as compared to our liquidity position at March 31, 2009, driven by strong operational cash flow, the bond issuance and increased gross borrowing capacity under the ABL.

All of these matters are discussed in further detail in “Results of Operations” and “Liquidity and Capital Resources.”

BUSINESS AND INDUSTRY CLIMATE

The global economic slowdown negatively impacted our sales and shipment levels as well as our profitability, operating cash flows and liquidity. During the second half of fiscal 2009, we experienced rapidly declining aluminum prices and sharply lower end-customer demand. However, beverage and food can shipments, which on an annual basis, represent between 56% and 58% of our rolled products business, stabilized during the first quarter of fiscal 2010 at levels which were only moderately below historical levels. The impacts were more severe in automotive, construction and industrial markets, although conditions have now also begun to recover in those product categories. On a regional basis, the impacts were most severe in Europe, Asia and North America.

Key Sales and Shipment Trends
(In millions, excepts Shipments which are in kt)

					Year					Year
	Three Months Ended				Ended	Three Months Ended				Ended
	June 30,	Sept 30,	Dec 31,	March 31,	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	March 31,
	2008	2008	2008	2009	2009	2009	2009	2009	2010	2010

(Successor)
Net sales	$3,103	$2,959	$2,176	$1,939	$10,177	$1,960	$2,181	$2,112	$2,420	$8,673
% increase (decrease) in net sales versus comparable previous year period	10%	5%	(20)%	(32)%	(10)%	(37)%	(26)%	(3)%	25%	(15)%
Rolled product shipments:
North America	286	293	242	246	1,067	254	258	243	274	1,029
Europe	271	254	197	188	910	185	203	188	227	803
Asia	133	122	106	86	447	130	139	134	129	532
South America	87	87	87	85	346	81	93	84	86	344

Total	777	756	632	605	2,770	650	693	649	716	2,708

Beverage and food cans	417	416	363	361	1,557	396	407	371	406	1,580
All other rolled products	360	340	269	244	1,213	254	286	278	310	1,128

Total	777	756	632	605	2,770	650	693	649	716	2,708

Percentage increase (decrease) in rolled products shipments versus comparable previous year period:
North America	3%	5%	(10)%	(11)%	(3)%	(11)%	(12)%	—%	11%	(4)%
Europe	(5)%	(8)%	(19)%	(30)%	(15)%	(32)%	(20)%	(5)%	21%	(12)%
Asia	13%	5%	(21)%	(30)%	(9)%	(2)%	14%	26%	50%	19%
South America	16%	13%	5%	(2)%	7%	(7)%	7%	(3)%	1%	(1)%

Total	3%	1%	(13)%	(20)%	(7)%	(16)%	(8)%	3%	18%	(2)%

Beverage and food cans	11%	9%	(6)%	(7)%	2%	(5)%	(2)%	2%	12%	1%
All other rolled products	(5)%	(7)%	(22)%	(33)%	(17)%	(29)%	(16)%	3%	27%	(7)%

Total	3%	1%	(13)%	(20)%	(7)%	(16)%	(8)%	3%	18%	(2)%

Business Model and Key Concepts

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the London Market Exchange (LME) plus local market premiums and (ii) a “conversion premium” price on the conversion cost to produce the rolled product which reflects, among other factors, the competitive market conditions for that product.

A key component of our conversion model is the use of derivative instruments on projected aluminum requirements to preserve our conversion margin. We enter into forward metal purchases simultaneous with the sales contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The recognition of unrealized gains and losses on metal derivative positions typically precedes customer delivery and revenue recognition under the related fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on metal derivatives and recognition of revenue impacts income (loss) before income taxes and net income (loss). Gains and losses on metal derivative contracts are not recognized in segment income until realized. Additionally, we sell short-term LME futures contracts to reduce the cash flow volatility of fluctuating metal prices associated with the metal price lag.

The average and closing prices based upon the LME for aluminum for the years ended March 31, 2010, 2009 and 2008 are as follows:

				Percent Change
				Year Ended	Year Ended
				March 31, 2010	March 31, 2009
	Year Ended March 31,			versus	versus
London Metal Exchange Prices	2010	2009	2008	March 31, 2009	March 31, 2008
	Successor	Successor	Combined

Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of end of period	$2,288	$1,366	$2,935	67%	(53)%
Average cash price during period	$1,868	$2,234	$2,620	(16)%	(15)%

After reaching a peak of $3,292 per tonne in July 2008, aluminum prices rapidly declined to a low of $1,254 per tonne in February 2009, our fourth quarter of fiscal 2009. Prices have steadily increased since that time, with a closing price of $2,287 on March 31, 2010.

Rapid changes in LME prices have the following impacts on our business:

•	Our products have a price structure based upon the LME price. Increases or decreases in the LME price have a direct impact on net sales, cost of goods sold (exclusive of depreciation and amortization) and working capital on a lag basis.

•	In periods of declining prices, we settle derivative contracts in cash with brokers in advance from our customers. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days, which temporarily impacts our liquidity. During fiscal 2010, we had net outflows of $395 million for payments related to the settlement of derivatives.

LME prices increased 67% from the March 31, 2009 closing price of $1,366 per tonne to $2,288 per tonne at March 31, 2010 which resulted in $122 million of net gains on change in fair value of metal derivatives during fiscal 2010.

Metal Price Ceilings

As a result of contracts entered into by Alcan prior to our spin-off in 2005, we had contracts that contained a ceiling over which metal prices could not be contractually passed through to certain customers. The last of these contracts expired on December 31, 2009, and we entered into a new multi-year agreement to continue supplying similar volumes to the same customer. This new agreement became effective January 1, 2010, and does not contain a metal price ceiling.

Contracts with metal price ceilings negatively impacted our margins when the price we paid for metal was above the ceiling price contained in these contracts. We calculate and report this difference to be the difference between the quoted purchase price on the LME (adjusted for any local premiums and for any price lag associated with purchasing or processing time) and the metal price ceiling in our contracts. Cash flows from operations were also negatively impacted by the same amounts, adjusted for any timing difference between customer receipts and vendor payments, and offset partially by reduced income taxes.

LME prices were below the ceiling price for the first five months of fiscal 2010 but rose above the ceiling again in September 2009. In fiscal 2010, we were unable to pass through $10 million of metal purchase costs associated with sales under this contract, as compared to fiscal 2009 when we were unable to pass through $176 million of metal purchase costs associated with sales under this contract.

In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts with metal price ceilings at fair value. These reserves were accreted into net sales over the term of the underlying contracts. This accretion had no impact on cash flow. For fiscal 2010, 2009 and the combined 2008, we recorded accretion of $152 million, $233 million and $270 million, respectively. With the expiration of the last contract with a price ceiling, the balance of the reserves was zero effective December 31, 2009.

Metal Price Lag

On certain sales contracts, we experience timing differences on the pass through of changing aluminum prices from our suppliers to our customers. Additional timing differences occur in the flow of metal costs through moving average inventory cost values and cost of goods sold (exclusive of depreciation and amortization). In periods of declining prices, our earnings are negatively impacted by this timing difference while the opposite is true in periods of rising prices. We refer to this timing difference as “metal price lag.” We sell short-term LME forward contracts to help mitigate our exposure to metal price lag.

Foreign Exchange Impact

Fluctuations in foreign exchange rates also impact our operating results. The following table presents the exchange rates as of the end of each period as well as the average of the month-end exchange rates for each of the past three fiscal years.

	Exchange Rate as of			Average Exchange Rate
	March 31,			Year Ended March 31,
	2010	2009	2008	2010	2009	2008

U.S. dollar per Euro	1.353	1.328	1.581	1.414	1.411	1.432
Brazilian real per U.S. dollar	1.784	2.301	1.744	1.861	1.982	1.837
South Korean won per U.S. dollar	1,131	1,337	989	1,213	1,221	932
Canadian dollar per U.S. dollar	1.014	1.258	1.028	1.085	1.134	1.025

The U.S. dollar weakened as compared to the local currency in all regions during fiscal 2010. In Europe and Asia, the weakening of the U.S. dollar resulted in foreign exchange gains as these operations are recorded in local currency. In North America and Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and local currency operating costs, we incurred foreign exchange losses as the U.S. dollar weakened.

In fiscal 2009, the U.S. dollar strengthened as compared to the local currency in all regions, resulting in foreign exchange losses in Europe and Asia as these operations are recorded in local currency, and foreign exchanges gains in Brazil and North America. See “Segment Review” for each of the periods presented below for additional discussion of the impact of foreign exchange on the results of each region.

Results of Operations

Year Ended March 31, 2010 Compared with the Year Ended March 31, 2009

For the year ended March 31, 2010, we reported net income attributable to our common shareholder of $405 million on net sales of $8.7 billion, compared to the year ended March 31, 2009 when we reported net loss attributable to our common shareholder of $1.9 billion on net sales of $10.2 billion. The prior year results include pre-tax impairment charges totaling $1.5 billion, which reflected the deterioration in the global economic environment and resulting decreases in the market capitalization of our parent company, valuation of our publicly traded debt and related increase in our cost of capital.

While shipments were flat, Cost of goods sold (exclusive of depreciation and amortization) decreased $2.1 billion, or 22%, on a sales reduction of 15%. The decrease in average metal prices impacted both sales and costs of goods sold, also the reduction in cost of goods sold reflects the benefit of our previously announced restructuring actions and cost reduction initiatives. Selling, general and administrative expenses increased $41 million, or 13%, primarily due to the increase in accrued incentive compensation in the current year as compared to the prior year when business conditions were declining.

The current year also includes $578 million in unrealized gains on derivative instruments, as compared to unrealized losses of $519 million in the prior year. Additionally, we recorded an income tax provision of

$262 million on our net income in fiscal 2010, as compared to a $246 million income tax benefit in the prior year. These items are discussed in further detail below.

Segment Review

We measure the profitability and financial performance of our operating segments based on Segment income. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting (described below); (k) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments. See Note 19 — Segment, Geographical Area and Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

Selected Operating Results	North			South
Year Ended March 31, 2010	America	Europe	Asia	America	Eliminations	Total

Successor
Net sales	$3,292	$2,975	$1501	$948	$(43)	$8,673
Shipments (kt)
Rolled products	1,029	803	532	344	—	2,708
Ingot products	34	81	2	29	—	146

Total shipments	1,063	884	534	373	—	2,854

Selected Operating Results	North			South
Year Ended March 31, 2009	America	Europe	Asia	America	Eliminations	Total

Successor
Net sales	$3,930	$3,718	$1,536	$1,007	$(14)	$10,177
Shipments (kt)
Rolled products	1,067	910	447	346	—	2,770
Ingot products	42	99	13	19	—	173

Total shipments	1,109	1,009	460	365	—	2,943

The following table reconciles changes in Segment income for the year ended March 31, 2010 as compared to the year ended March 31, 2009 (in millions):

	North			South
Changes in Segment Income	America	Europe	Asia	America

Segment income — year ended March 31, 2009	$82	$236	$86	$139
Volume:
Rolled products	(26)	(104)	34	2
Other	4	2	(2)	2
Conversion premium and product mix	78	58	40	54
Conversion costs(A)	75	52	40	6
Metal price lag	73	(49)	(82)	3
Foreign exchange	27	27	48	(30)
Other changes(B)	7	25	2	(65)

Segment income — year ended March 31, 2010	$320	$247	$166	$111

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

As of March 31, 2010, North America manufactured aluminum sheet and light gauge products through 11 plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

North America experienced a reduction in demand in the second half of fiscal 2009 as all industry sectors were impacted by the economic downturn. While shipments for fiscal 2010 were down 4% as compared to a year ago, fourth quarter 2010 represented an 11% increase over the same period a year ago and a 13% increase over our seasonally low third quarter. Net sales for fiscal 2010 were down $638 million, or 16%, as compared to fiscal 2009 primarily reflecting lower average LME prices as well as the reduced volumes discussed above. Prices under certain can contracts are determined based on a six month price average and therefore do not reflect the recent increases in LME prices. Can shipments represent approximately 70% of our flat rolled shipments in North America.

Segment income for fiscal 2010 was $320 million, up $238 million as compared to the prior year period. Improved conversion premiums and product mix, reductions in conversion costs, favorable metal price lag and favorable impact of foreign exchange all had a positive impact on segment income. Conversion cost improvements relate to reductions in a number of cost categories, including energy, melt loss, production labor and repairs and maintenance as compared to the prior year period. Other changes include a $98 million favorable impact related to metal price ceilings contracts which expired on December 31, 2009, partially offset by an $81 million reduction to the net favorable impact of acquisition related fair value adjustments and a $10 million reduction in the benefit from used beverage cans.

To consolidate corporate functions and enhance organizational effectiveness, we announced a plan to relocate our North American headquarters from Cleveland, Ohio to Atlanta, Georgia, where the Company’s executive offices are located. This move is expected to occur over the next six months with a completion date no later than December 31, 2010. In connection with the relocation of the North American headquarters, we expect to incur approximately $21 million in restructuring and other charges to be recorded in fiscal years 2010 and 2011. Included in these charges are approximately $6 million in one-time employee termination costs; approximately $6 million in other employee related costs, including relocation; approximately $5 million of expense associated with contract and lease terminations; and approximately $4 million of expense associated with asset write-downs and accelerated depreciation. We recorded $4 million in fiscal 2010 related to one-time termination benefits and other employee related costs.

In response to reductions in demand in fiscal 2009, we announced a Voluntary Separation Program (VSP) available to salaried employees in North America and the Corporate office, aimed at reducing staffing levels. This VSP plan was supplemented by an Involuntary Severance Program (ISP). Through the VSP and ISP, we eliminated approximately 120 positions during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010.

Europe

As of March 31, 2010, our European segment provided European markets with value-added sheet and light gauge products through 13 aluminum operating facilities, including one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

Europe experienced a reduction in demand in all industry sectors with flat rolled shipments and net sales down 12% and 20%, respectively, compared to the prior year. While shipments for fiscal 2010 were down compared to a year ago, fourth quarter 2010 represented a 21% increase over the same period a year ago and a 21% increase over our seasonally low third quarter. Net sales for fiscal 2010 were down $743 million, as compared to fiscal 2009 reflecting the volume decrease as well as lower average LME prices.

Segment income for fiscal 2010 was $247 million, up $11 million as compared to the prior year. Improved conversion premium and product mix, reductions in conversion costs and the favorable impact of foreign exchange more than offset the impact of volume reduction and the negative metal price lag. Other changes reflect a favorable impact of $25 million from fixed forward priced contracts.

In late fiscal 2009, we began a number of restructuring actions across Europe, including the closure of our plant in Rogerstone, United Kingdom effective April 2009. The closure of the Rogerstone plant resulted in the elimination of 440 positions. Other cost reductions were implemented in 2009 and throughout 2010 through capacity and staff reductions at plants in France, Germany, Switzerland and Italy.

Asia

As of March 31, 2010, Asia operated three manufacturing facilities with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

The Asian economies, fueled by government stimulus programs, have been recovering rapidly since our first quarter of fiscal 2010. We expect growth in China’s economy to benefit export-oriented neighboring countries as they participate in demand for finished goods and infrastructure projects in China. Flat rolled shipments are up 19% as compared to the prior year and have been consistent each quarter this year. We expect customer demand to continue at these levels for the near term. Net sales were down 2% as the decrease in the average LME more than offset volume and conversion premium increases.

Segment income increased from $86 million in fiscal 2009 to $166 million for fiscal 2010 due to improvements in volume, conversion premiums and reductions in conversion costs, partially offset by the unfavorable metal price lag. As shown above in the Foreign Exchange Impact discussion, the U.S. dollar strengthened during fiscal 2009, and weakened during fiscal 2010, resulting in a favorable year-over-year foreign exchange impact.

In response to reduced demand in the fourth quarter of fiscal 2009, we eliminated 34 positions in Asia related to a voluntary retirement program. Also during fiscal 2009, we recorded an impairment charge of approximately $5 million in Novelis Korea due to the obsolescence of certain production related fixed assets.

South America

Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. As of March 31, 2010, our South American operations included two rolling plants in Brazil along with two smelters, bauxite mines and power generation facilities. We ceased the production of commercial grade alumina at our Ouro Preto facility effective May 2009 as the decline in alumina prices made alumina production economically unfeasible at this facility. For the foreseeable future, the plant will purchase alumina through third parties.

Flat rolled and total shipments were flat as compared to the prior year period, while net sales decreased 6% as compared to the prior year due to lower average LME prices, partially offset by increases in pricing. Can shipments represent over 80% of our flat rolled shipments in South America.

Segment income for South America decreased $28 million as compared to the prior year period. This decrease in segment income is due to a $59 million decrease in the smelter benefit compared to the prior year period and a $7 million reduction in the benefit associated with used beverage cans, included in Other changes in the table above. These reductions in segment income were partially offset by improvements in conversion premiums on new contracts and reductions in conversion costs.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the years ended March 31, 2010 and 2009 (in millions).

	Year Ended March 31,
	2010	2009
	Successor	Successor

North America	$320	$82
Europe	247	236
Asia	166	86
South America	111	139
Corporate and other	(90)	(57)
Depreciation and amortization	(384)	(439)
Interest expense and amortization of debt issuance costs	(175)	(182)
Interest income	11	14
Unrealized gains (losses) on change in fair value of derivative instruments, net	578	(519)
Impairment of goodwill	—	(1,340)
Gain on extinguishment of debt	—	122
Restructuring charges, net	(14)	(95)
Adjustment to eliminate proportional consolidation	(51)	(226)
Other costs, net	8	11

Income (loss) before income taxes	727	(2,168)
Income tax provision (benefit)	262	(246)

Net income (loss)	465	(1,922)
Net income (loss) attributable to noncontrolling interests	60	(12)

Net income (loss) attributable to our common shareholder	$405	$(1,910)

Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. Corporate and other costs increased from $57 million to $90 million primarily due to higher incentive compensation in fiscal 2010 as compared to the prior period when business conditions declined.

Depreciation and amortization decreased $55 million from the prior year period primarily due to certain fixed assets that became fully depreciated during the first quarter of fiscal 2010.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Taking into account the effect of interest rate swaps, approximately 26% of our debt was variable rate as of March 31, 2010.

Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. In fiscal 2010, the $578 million of unrealized gains consists of (i) $504 million reversal of previously recognized losses upon settlement of derivatives and (ii) $74 million of unrealized gains relating to mark to market adjustments on metal and currency derivatives. We recorded $519 million of unrealized losses in fiscal 2009.

We recorded a $1.3 billion impairment charge related to goodwill in fiscal 2009. This charge, along with a $160 million impairment charge related to our investment in the Aluminum Norf GmbH (Norf) joint venture, reflected the global economic environment at the time and the related market increase in the cost of capital.

The gain on extinguishment of debt related to the purchase of our 7.25% senior notes with a principal value of $275 million with the proceeds of an additional term loan with a face value of $220 million and an estimated fair value of $165 million. See “Liquidity and Capital Resources” below for additional discussion about the accounting for this purchase.

Restructuring charges in fiscal 2010 primarily relate to previously announced restructuring actions initiated in fiscal 2009 related to voluntary and involuntary separation programs for salaried employees in North America, Europe and Corporate aimed at reducing staff levels. Fiscal 2010 also includes $4 million related to the relocation of our North American headquarters to Atlanta, Georgia. Restructuring charges for fiscal 2009 includes the costs associated with the closure of our plant in Rogerstone, United Kingdom and the related employee and environmental costs. See also “Segment Review” discussion above as well as Note 2 — Restructuring Programs to our accompanying audited consolidated financial statements.

Adjustment to eliminate proportional consolidation was $51 million for fiscal 2010 as compared to $226 million in fiscal 2009. This adjustment typically relates to depreciation and amortization and income taxes at our Norf joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision. The adjustment in fiscal 2010 also includes a non-recurring after-tax benefit of $10 million from the refinement of our methodology for recording depreciation and amortization on the step up in our basis in the underlying assets of an investee. The prior year includes a $160 million pre-tax impairment charge related to our investment in Norf.

We have experienced significant fluctuations in income tax expense and the corresponding effective tax rate. The primary factors contributing to the effective tax rate differing from the statutory Canadian rate include:

•	Our functional currency in Canada and Brazil is the U.S. dollar and the company holds significant U.S. dollar denominated debt in these locations. As the value of the local currencies strengthens and weakens against the U.S. dollar, unrealized gains or losses are created in those locations for tax purposes, while the underlying gains or losses are not recorded in our income statement.

•	During fiscal 2009, Canadian legislation was enacted allowing us to elect to determine our Canadian taxable income in U.S. dollars. Our election was effective April 1, 2008, and such U.S. dollar taxable gains and losses no longer exist in Canada as of that date.

•	We have significant net deferred tax liabilities in Brazil that are remeasured to account for currency fluctuations as the taxes are payable in local currency.

•	Our income is taxed at various statutory tax rates in varying jurisdictions. Applying the corresponding amounts of income and loss to the various tax rates results in differences when compared to our Canadian statutory tax rate.

•	We record increases and decreases to valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.

For fiscal 2010, we recorded a $262 million income tax provision on our pre-tax income of $742 million, before our equity in net (income) loss of non-consolidated affiliates, which represented an effective tax rate of 35%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) $19 million expense for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $38 million expense for exchange remeasurement of deferred income taxes, (3) a $7 million expense for the effects of enacted tax rate changes on cumulative taxable temporary differences, (4) a $9 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions and (5) a $10 million benefit related to a decrease in uncertain tax positions.

For fiscal 2009, we recorded a $246 million income tax benefit on our pre-tax loss of $2.0 billion, before our equity in net (income) loss of non-consolidated affiliates, which represented an effective tax rate of 12%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $415 million related to a non-deductible goodwill impairment charge, (2) a $48 million benefit for exchange remeasurement of deferred income taxes, (3) a $61 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $33 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions and (5) a $2 million expense related to an increase in uncertain tax positions.

During fiscal 2010, the statute of limitations lapsed with respect to unrecognized tax benefits related to potential withholding taxes and cross-border intercompany pricing of services. As a result, we recognized a reduction in unrecognized tax benefits of $28 million, including a decrease in accrued interest of $5 million, recorded as a reduction to the income tax provisions in the consolidated statement of operations and comprehensive income (loss).

Year Ended March 31, 2009 Compared With the Year Ended March 31, 2008 (Twelve Months Combined Non-GAAP)

Positive trends in the demand for aluminum products and inflationary movement in average LME prices during the first six months of fiscal 2009 were reversed sharply in the second half of our fiscal year. For the year ended March 31, 2009, we realized a net loss attributable to our common shareholder of $1.9 billion on net sales of $10.2 billion, compared to the year ended March 31, 2008 when we realized a Net loss attributable to our common shareholder of $117 million on net sales of $11.2 billion. The reduction in sales is due to the decrease in the average LME price as well as a reduction in demand for flat rolled products in most regions during the last six months of fiscal 2009.

Cost of goods sold (exclusive of depreciation and amortization) decreased $1.0 billion, or 10%, and stayed flat as a percentage of net sales as compared to the fiscal 2008 period. Selling, general and administrative expenses decreased $96 million, or 23%, primarily due to reductions in professional fees and employee-related costs, including incentive compensation associated with the Arrangement. The fiscal 2009 results include non-cash asset impairment charges totaling $1.5 billion.

The current year was also impacted by $519 million in non-cash unrealized losses on derivative instruments and $95 million in restructuring charges, as compared to $3 million in unrealized losses for fiscal 2008. These negative factors were partially offset by a $122 million gain on the extinguishment of debt. We also recorded an income tax benefit of $246 million on our net loss in fiscal 2009, as compared to a $77 million income tax provision in fiscal 2008. These items are discussed in further detail below.

Segment Review (on a combined non-GAAP basis)

The tables below show selected segment financial information (in millions, except shipments which are in kt).

Selected Operating Results	North			South
Year Ended March 31, 2009	America	Europe	Asia	America	Eliminations	Total

Successor
Net sales	$3,930	$3,718	$1,536	$1,007	$(14)	$10,177
Shipments (kt)
Rolled products	1,067	910	447	346	—	2,770
Ingot products	42	99	13	19	—	173

Total shipments	1,109	1,009	460	365	—	2,943

Selected Operating Results	North			South
Year Ended March 31, 2008	America	Europe	Asia	America	Eliminations	Total

Combined
Net sales	$4,110	$4,341	$1,829	$1,024	$(58)	$11,246
Shipments (kt)
Rolled products	1,102	1,071	491	324	—	2,988
Ingot products	64	35	39	24	—	162

Total shipments	1,166	1,106	530	348	—	3,150

The following table reconciles changes in Segment income for the year ended March 31, 2008 to the year ended March 31, 2009:

	North			South
Changes in Segment Income (in millions)	America	Europe	Asia	America

Successor
Segment income — year ended March 31, 2008	$242	$273	$52	$161
Volume:
Rolled products	(28)	(156)	(35)	5
Other	—	(3)	(4)	(9)
Conversion premium and product mix	22	68	26	(3)
Conversion costs(1)	(57)	12	(14)	(36)
Metal price lag	(87)	66	63	(1)
Foreign exchange	(26)	(40)	(10)	14
Other changes(2)	16	16	8	8

Segment income — year ended March 31, 2009	$82	$236	$86	$139

(1)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(2)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

Net sales for fiscal 2009 were down $171 million, or 4%, as compared to the fiscal 2008 period due to lower volume and a lower average LME price. While shipments were down 5% for fiscal 2009 as compared to fiscal 2008, shipments in the second half of fiscal 2009 were down 16% as compared to the first half of the year.

Segment income for fiscal 2009 was $82 million, down $160 million as compared to the prior year, due to the negative impact of metal price lag, conversion costs, volume decreases and foreign exchange fluctuations related to our operations in Canada. The negative impact of conversion costs relates to increases in energy costs and freight as compared to fiscal 2008.

Other changes reflect $11 million in acquisition-related stock compensation expense in the fiscal 2008 period, and an $18 million favorable impact related to metal price ceiling contracts in fiscal 2009 as compared to fiscal 2008. Selling, general and administrative costs were down $22 million as compared to the prior year as the cost reduction initiatives have begun to favorably impact results. These favorable changes were partially offset by a $23 million reduction in the net favorable impact of acquisition-related fair value adjustments and a $13 million reduction in the benefit associated with recycling used beverage cans.

Europe

Flat rolled shipments and net sales decreased 15% and 14%, respectively, in fiscal 2009 compared to fiscal 2008. The volume reduction had a $404 million unfavorable impact on net sales, with the remaining decrease reflecting the impact of lower LME prices and a stronger U.S. dollar. Demand for specialty, painted and light gauge products was down for fiscal 2009 as a result of the weak construction market, as well as reductions in demand for automotive products. Increases in beverage can and lithographic shipments in the first six months of fiscal 2009 were reversed in the second half of the fiscal year, resulting in year-over-year declines in both sectors.

Segment income for fiscal 2009 was $236 million, as compared to $273 million in the fiscal 2008 period. Volume and foreign currency remeasurement unfavorably impacted Segment income but these impacts were partially offset by favorable conversion premiums, metal price lag and conversion costs. The favorable impact of conversion costs relates to a reduction in labor costs, partially offset by increases in energy costs as compared to the prior year.

Other changes reflect a $13 million net favorable impact of income and expense items associated with acquisition-related fair value adjustments and $6 million of stock compensation expense in the prior year.

In the fourth quarter of 2009, we announced a number of restructuring actions across Europe, including the closure of our plant in Rogerstone, United Kingdom effective April 30, 2009. The closure of the Rogerstone plant resulted in the elimination of 440 positions, and we recorded approximately $20 million in severance-related costs. We also recorded $20 million in environmental remediation expenses and $3 million in other exit related costs related to the closure of this plant. We also recorded $12 million in non-cash fixed asset impairments, an $8 million write-down of parts and supplies, and a $3 million reduction to reserves associated with unfavorable contracts established as part of the Arrangement.

Asia

Total shipments and net sales decreased 13% and 16%, respectively, in fiscal 2009 with the largest shipment reductions in beverage can products, followed by electronics, construction and general purpose foil products. The volume reduction had a $242 million unfavorable impact on net sales with the remaining decrease reflecting the impact of lower LME prices.

The improvement in Segment income of $34 million from the year ended March 31, 2008 to the year ended March 31, 2009 was due to the favorable impact of metal price lag, improved conversion premiums and product mix, partially offset by the volume decreases, increases to conversion costs and foreign currency remeasurement. The conversion cost increases were primarily related to increases in energy costs as compared to the fiscal 2008 period.

In response to reduced demand, we eliminated 34 positions in Asia in the fourth quarter of fiscal 2009 and recorded approximately $1 million in severance-related costs related to a voluntary retirement program. Also, during the year ended March 31, 2009, we recorded an impairment charge of approximately $5 million in Novelis Korea due to the obsolescence of certain production related fixed assets.

South America

Total shipments increased 5% in fiscal 2009 over in fiscal 2008, with rolled products shipments up 7%, but net sales was flat in fiscal 2008 as compared to fiscal 2008 due to lower LME prices.

Segment income for South America decreased $22 million as compared to fiscal 2008. Conversion costs increased due to cost inflation for energy, alumina, alloys and hardeners. Other changes reflect a $9 million net favorable impact of income and expense items associated with acquisition-related fair value adjustments, a $6 million reduction in selling, general and administrative expenses and $3 million of stock compensation expense in fiscal 2008. These positive impacts were partially offset by an $11 million decrease in the smelter benefit as the benefit from our smelter operations in South America declines as average LME prices decrease.

On January 26, 2009, we announced that we would cease the production of alumina at our Ouro Preto facility in May 2009. This resulted in the reduction of approximately 290 positions, including 150 employees and 140 contractors, and we recorded restructuring charges totaling $2 million related to severance in the fourth quarter of fiscal 2009. Other exit costs include less than $1 million related to the idling of the refinery. Other activities related to the facility, including electric power generation and the production of primary aluminum, will continue unaffected.

Reconciliation of segment results to Net income

The table below reconciles Income from reportable segments to Net loss attributable to our common shareholder for the years ended March 31, 2009 and 2008 (in millions).

	Year Ended March 31,
	2009	2008
	Successor	Combined

North America	$82	$242
Europe	236	273
Asia	86	52
South America	139	161
Corporate and other(1)	(57)	(84)
Depreciation and amortization	(439)	(403)
Interest expense and amortization of debt issuance costs	(182)	(218)
Interest income	14	19
Unrealized losses on change in fair value of derivative instruments, net	(519)	(3)
Impairment of goodwill	(1,340)	—
Gain on extinguishment of debt	122	—
Adjustment to eliminate proportional consolidation(2)	(226)	(43)
Restructuring charges, net	(95)	(7)
Other costs, net	11	(26)

Loss before income taxes	(2,168)	(37)
Income tax provision (benefit)	(246)	77

Net loss	(1,922)	(114)
Net income (loss) attributable to noncontrolling interests	(12)	3

Net loss attributable to our common shareholder	$(1,910)	$(117)

(1)	Corporate and Other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions.

(2)	Our financial information for our segments (including Segment income) includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile Income from reportable segments to net loss attributable to our common shareholder, the proportional Segment income of these non-consolidated affiliates is removed from Income from reportable segments, net of our share of their net after-tax results, which is reported as equity in net (income) loss of non-consolidated affiliates on our condensed consolidated statements of operations. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions to our accompanying audited consolidated financial statements for further information about these non-consolidated affiliates.

Corporate and other expenses declined in fiscal 2009 versus fiscal 2008 primarily due to $22 million of stock compensation expenses associated with the Arrangement which were recognized in fiscal 2008 and lower incentive compensation expenses in fiscal 2009.

Depreciation and amortization increased $36 million primarily due to the increases in basis of our property, plant and equipment and intangible assets resulting from the Arrangement in the first quarter of fiscal 2008.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. As of March 31, 2009, approximately 29% of our debt was variable rate.

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

We recorded a $1.3 billion impairment charge related to goodwill in fiscal 2009.

The gain on extinguishment of debt related to the purchase of our 7.25% senior notes with a principal value of $275 million using the proceeds of an additional term loan with a face value of $220 million and an estimated fair value of $165 million. See “Liquidity and Capital Resources” below for additional discussion about the accounting for this purchase.

The adjustment to eliminate proportional consolidation includes a $160 million impairment charge related to our investment in our Norf joint venture. Excluding this impairment charge, the adjustment to eliminate proportional consolidation increased from $43 million in fiscal 2008 to $66 million in fiscal 2009 primarily related to our Norf joint venture due to a change in the statutory tax rate in Germany that was reflected in the prior year period. Income taxes related to our equity method investments, such as Norf, are reflected in the carrying value of the investment and not in our consolidated income tax provision.

Other costs, net for fiscal 2009 includes a $26 million non-cash gain on reversal of a legal accrual, as well as a $9 million charge for a tax settlement in Brazil. Sale transaction fees of $32 million associated with the Arrangement were recorded in fiscal 2008.

For the year ended March 31, 2009, we recorded a $246 million income tax benefit on our pre-tax loss of $2.0 billion, before our equity in net (income) loss of non-consolidated affiliates, which represented an effective tax rate of 12%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) $415 million related to a non-deductible goodwill impairment charge, (2) a $48 million benefit for exchange remeasurement of deferred income taxes, (3) a $61 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $33 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions and (5) a $2 million expense related to an increase in uncertain tax positions.

For the year ended March 31, 2008, we recorded a $77 million income tax provision on our pre-tax loss of $63 million, before our equity in net (income) loss of non-consolidated affiliates, which represented an effective tax rate of (122)%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) a $62 million provision for (a) pre-tax foreign currency gains or losses with no tax effect and (b) the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $30 million increase for exchange remeasurement of deferred income taxes, (3) a $17 million benefit from the effects of enacted tax rate changes on cumulative taxable temporary differences, (4) a $7 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, and (5) a $17 million increase in uncertain tax positions recorded under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).

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

During fiscal 2010, our liquidity position increased $636 million despite continued low levels of demand in the automotive, construction and industrial markets and net cash outflows to settle derivative positions. This reflects our continued efforts to preserve liquidity through cost and capital spending controls and effective management of working capital. Risks associated with supplier terms, customer credit and broker hedging capacity, have been managed successfully with minimal negative impact on our business. We expect our liquidity position to continue to improve during fiscal 2011 primarily due to continued improvements in financial performance including cash savings from restructuring programs, partially offset by higher working capital requirements due to higher LME prices.

Significant declines in the price of aluminum in the second half of fiscal 2009 had a negative impact on our liquidity position and increased the effect of timing issues related to the settlement of aluminum forward contracts versus cash collections from our customers. We enter into derivative instruments to hedge forecasted purchases and sales of aluminum.

Available Liquidity

Our estimated liquidity as of March 31, 2010 and 2009 is as follows (in millions):

	March 31,
	2010	2009
	Successor	Successor

Cash and cash equivalents	$437	$248
Overdrafts	(14)	(11)
Gross availability under the ABL facility	603	233
Borrowing availability limitation due to fixed charge coverage ratio	—	(80)

Total liquidity	$1,026	$390

At March 31, 2010, we had cash and cash equivalents of $437 million. Additionally, we had $603 million in remaining availability under our revolving credit line and letter of credit facility (ABL Facility). Borrowings under the ABL Facility are generally based on 85% of eligible accounts receivable and 65 to 70% of eligible inventories. Under the ABL Facility, if our excess availability, as defined therein, is less than 10% of the lender commitments under the ABL Facility or 10% of our borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. As of March 31, 2009, our fixed charge coverage ratio was less than 1 to 1, resulting in a reduction of availability under our ABL Facility of $80 million as of that date.

As of March 31, 2010, our fixed charge coverage ratio was greater than 2 to 1 and we are not subject to this availability limitation.

The cash and cash equivalents balance above includes cash held in foreign countries in which we operate. These amounts are generally available to satisfy the obligations of the Company on a short-term basis, subject to regulatory requirements, in the form of a dividend or inter-company loan.

Free cash flow

Free cash flow (which is a non-GAAP measure) consists of: (a) net cash provided by (used in) operating activities, (b) plus net cash provided by (used in) investing activities and (c) less net proceeds from sales of assets. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

The following table shows the reconciliation from Net cash provided by (used in) operating activities to Free cash flow, the ending balances of cash and cash equivalents and the change between periods (in millions).

				Change
				2010	2009
	Year Ended March 31,			versus	versus
	2010	2009	2008	2009	2008
	Successor	Successor	Combined

Net cash provided by (used in) operating activities	$844	$(220)	$171	$1,064	$(391)
Net cash provided by (used in) investing activities	(484)	(127)	(92)	(357)	(35)
Less: Proceeds from sales of assets	(5)	(5)	(8)	—	3

Free cash flow	$355	$(352)	$71	$707	$(423)

Ending cash and cash equivalents	$437	$248	$326	$194	$27

Free cash flow increased more than $700 million in fiscal 2010 as compared to fiscal 2009, when operations consumed cash at a higher rate due to slowing business conditions and higher working capital levels associated with rapidly changing aluminum prices and the timing of payments made to suppliers, to brokers to settle derivative positions and the timing of cash receipts from our customers. The changes of each component of free cash flow are described in greater detail below.

In 2008, Free cash flow was used primarily to increase our overall liquidity and pay for costs associated with the Arrangement. Although our total debt increased from March 31, 2007 by $82 million, this was more than offset by an increase in our cash and cash equivalents of $198 million.

Operating Activities

Net cash provided by operating activities in fiscal 2010 significantly improved as compared to net cash used in the fiscal 2009 due to higher net income and improved working capital management, including favorable impacts from customer forfaiting and extended payment terms from suppliers.

Cash flow from operations for the year ended March 31, 2010 benefitted from cash receipts of $75 million related to customer-directed derivatives, as compared to $81 million of cash outflow for the year ended March 31, 2009. We have an existing beverage can sheet umbrella agreement with certain North American bottlers (BCS agreement). Pursuant to the BCS agreement, an agent for the bottlers directs the can fabricators to source a percentage of their requirements for beverage can body, end and tab stock from us. Under the BCS agreement, the bottlers’ agent has the right to request that we hedge the exposure to the price the bottlers will ultimately pay for aluminum. We treat this arrangement as a derivative for accounting purposes. Upon receiving such requests, we enter into corresponding derivative instruments indexed to the LME price of aluminum with third party brokers. We settle the positions with the brokers at maturity and net settle the economic benefit or loss arising from the pricing requests, which may not occur for up to 13 months.

As of March 31, 2010, we had settled approximately $29 million of net derivative losses for which we had not yet been reimbursed under the BCS agreement. Collection of these receivables occurred during the first quarter of fiscal 2011.

We have historically maintained forfaiting and factoring arrangements in Asia and South America that provided additional liquidity in those segments. The economic conditions negatively impacted our ability to forfait our customer receivables as well as our suppliers’ ability to provide extended payment terms, which resulted in reductions in operating cash flow at the end of fiscal 2009 in these regions.

In our discussion of metal price ceilings, we disclosed that certain customer contracts contained a fixed metal price ceiling beyond which the cost of aluminum could not be passed through to the customer. During the years ended March 31, 2010, 2009 and 2008, we were unable to pass through approximately $10 million, $176 million and $230 million, respectively, of metal purchase costs associated with sales under these contracts. Net cash provided by operating activities was negatively impacted by the same amount, adjusted for timing difference between customer receipts and vendor payments and offset partially by reduced income taxes for the duration of these contracts. The last metal price ceiling contract expired on December 31, 2009.

Net cash used in operating activities for fiscal 2008 was unfavorably impacted by one-time costs associated with or triggered by the Arrangement including: (1) $72 million paid in share-based compensation payments, (2) $42 million paid for sale transaction fees and (3) $25 million in bonus payments for the 2006 calendar year and the period from January 1, 2007 through May 15, 2007.

Dividends paid to our noncontrolling interests, primarily in our Asia operating segment, were $13 million, $6 million and $8 million for fiscal 2010, 2009 and 2008, respectively.

Investing Activities

The following table presents information regarding our Net cash used in investing activities (in millions).

				Change
				2010	2009
	Year Ended March 31,			versus	versus
	2010	2009	2008	2009	2008
	Successor	Successor	Combined

Capital expenditures	$(101)	$(145)	$(202)	$44	$57
Proceeds from sales of assets	5	5	8	—	(3)
Changes to investment in and advances to non-consolidated affiliates	3	20	25	(17)	(5)
Proceeds from related parties loans receivable, net	4	17	18	(13)	(1)
Net proceeds (outflow) from settlement of derivative instruments	(395)	(24)	59	(371)	(83)

Net cash used in investing activities	$(484)	$(127)	$(92)	$(357)	$(35)

The majority of our capital expenditures for fiscal 2010, 2009 and 2008 have been for projects devoted to product quality, technology, productivity enhancement and increased capacity. In response to the economic downturn, we reduced our capital spending in the second half of fiscal 2009, with a focus on preserving maintenance and safety and maintained that level of spending throughout fiscal 2010. We expect that our total annual capital expenditures for fiscal 2011 to be between $240 and $250 million, including approximately $66 million related to our previously announced expansion in South America. Capital expenditures in fiscal 2008 relate primarily to the construction of Novelis Fusiontm ingot casting lines in our European and Asian segments as well as improvements to our Yeongju, Korea hot mill.

The majority of proceeds from asset sales in fiscal 2010 relate to asset sales in Europe. The majority of proceeds from asset sales in fiscal 2009 and 2008 are from the sale of land in Kingston, Ontario.

Proceeds from loans receivable, net during all periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Norf.

The settlement of derivative instruments resulted in an outflow of $395 million in fiscal 2010 as compared to $24 million in fiscal 2009 and $59 million in cash contributed in fiscal 2008. The net outflow in fiscal 2010 was primarily related to metal derivatives. Based on the aluminum price forward curve as of March 31, 2010, we forecast approximately $70 million of cash inflows related to the settlement of metal derivative instruments in fiscal 2011.

Financing Activities

The following table presents information regarding our Net cash provided by (used in) financing activities (in millions).

				Change
				2010	2009
	Year Ended March 31,			versus	versus
	2010	2009	2008	2009	2008
	Successor	Successor	Combined

Proceeds from issuance of common stock	$—	$—	$92	$—	$(92)
Proceeds from issuance of debt	181	354	1,250	(173)	(896)
Principal repayments	(162)	(235)	(1,010)	73	775
Short-term borrowings, net	(193)	176	(181)	(369)	357
Dividends	(13)	(6)	(8)	(7)	2
Debt issuance costs	(1)	(3)	(39)	2	36
Proceeds from the exercise of stock options	—	—	1	—	(1)

Net cash provided by (used in) financing activities	$(188)	$286	$105	$(474)	$181

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

On April 27, 2007, our lenders consented to the sixth amendment of our Old Credit Facilities. The amendment included increasing the term loan B facility by $150 million. We utilized the additional funds available under the term loan B facility to reduce the outstanding balance of our $500 million revolving credit facility. The additional borrowing capacity under the revolving credit facility was used to fund working capital requirements and certain costs associated with the Arrangement, including the cash settlement of share-based compensation arrangements and lender fees. Additionally, the amendment included a limited waiver of the change of control Event of Default (as defined in the Old Credit Facilities), which effectively extended the requirement to repay the Old Credit Facilities to July 11, 2007.

On May 25, 2007, we entered into a Bank and Bridge Facilities Commitment with affiliates of UBS Securities LLC and ABN AMRO Incorporated to provide backstop assurance for the refinancing of our existing indebtedness following the Arrangement. The commitments from UBS Securities LLC and ABN AMRO Incorporated, provided by the banks on a 50%-50% basis, consisted of the following: (1) a senior secured term loan of up to $1.1 billion; (2) a senior secured asset-based revolving credit facility of up to

$900 million and (3) a commitment to issue up to $1.2 billion of unsecured senior notes, if necessary. The commitment contained terms and conditions customary for facilities of this nature.

On July 6, 2007, we entered into new senior secured credit facilities with a syndicate of lenders led by affiliates of UBS Securities LLC and ABN AMRO Incorporated providing for aggregate borrowings of up to $1.8 billion, consisting of (1) a $960 million seven-year Term Loan Facility that can be increased by up to $400 million subject to the satisfaction of certain conditions and (2) an $800 million five-year multi-currency ABL Facility. The proceeds from the Term Loan Facility of $960 million, drawn in full at the time of closing, and an initial draw of $324 million under the ABL Facility were used to pay off our Old Credit Facilities, pay for debt issuance costs of the senior secured credit facilities and provide for additional working capital. Mandatory minimum principal amortization payments under the Term Loan Facility are $2.95 million per calendar quarter. The first minimum principal amortization payment was made on September 30, 2007. Additional mandatory prepayments are required to be made for certain collateral liquidations, asset sales, debt and preferred stock issuances, equity issuances, casualty events and excess cash flow (as defined in the senior secured credit facilities). Any unpaid principal is due in full on July 6, 2014.

Under the Term Loan Facility, loans characterized as alternate base rate borrowings bear interest annually at a rate equal to the alternate base rate (which is the greater of (a) the base rate in effect on a given day and (b) the federal funds effective rate in effect on a given day, plus 0.50%) plus a margin of 1.00%. Loans characterized as Eurocurrency borrowings bear interest at an annual rate equal to the adjusted LIBOR rate for the interest period in effect, plus a margin of 2.00%. Generally, for both the Term Loan Facility and ABL Facility, interest rates reset periodically, and interest is payable on a periodic basis depending on the type of loan.

Borrowings under the ABL Facility are generally based on 85% of eligible accounts receivable and 65% to 70% of eligible inventories. Commitment fees ranging from 0.25% to 0.375% are based on average daily amounts outstanding under the ABL Facility during a fiscal quarter and are payable quarterly.

Substantially all of our assets are pledged as collateral under the senior secured credit facilities. The senior secured credit facilities are also guaranteed by substantially all of our restricted subsidiaries that guarantee our 7.25% Senior Notes. The senior secured credit facilities also include customary affirmative and negative covenants. Under the ABL Facility, if our excess availability, as defined under the ABL Facility, is less than 10% of the lender commitments under the ABL Facility or 10% of our borrowing base, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1.

In March 2009, we purchased $275 million of 7.25% senior notes with the net proceeds of an additional term loan under the Term Loan Facility with a face value of $220 million. The additional term loan was recorded at a fair value of $165 million determined using a discounted cash flow model. The difference between the fair value and the face value of the new term loan will be accreted over the life of the term loan using the effective interest method, resulting in additional non-cash interest expense.

11.5% Senior Notes

On August 11, 2009, we issued $185 million aggregate principal face amount of 11.5% senior unsecured notes at an effective rate of 12.0% (11.5% Senior Notes). The 11.5% Senior Notes rank equally with all of our existing and future unsecured senior indebtedness. The 11.5% Senior Notes were issued at a discount resulting in gross proceeds of $181 million. The net proceeds of this offering were used to repay a portion of the ABL Facility and $95 million outstanding under the unsecured credit facility from an affiliate of the Aditya Birla Group. On January 12, 2010, we completed the exchange offer required by the registration rights agreement related to the 11.5% Senior Notes.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities. The senior notes were priced at par, bear interest at 7.25% and mature on February 15, 2015. The 7.25% senior notes are guaranteed by all of our Canadian and U.S. restricted subsidiaries, certain of our foreign restricted subsidiaries and our other restricted subsidiaries that guarantee our senior secured credit facilities and that guarantee the old notes.

Under the indenture that governs the 7.25% senior notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates.

Pursuant to the terms of the indenture governing our 7.25% senior notes, we were obligated, within 30 days of closing of the Arrangement, to make an offer to purchase the 7.25% senior notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date the 7.25% senior notes were purchased. Consequently, we commenced a tender offer on May 16, 2007 to repurchase all of the outstanding 7.25% senior notes at the prescribed price. This offer expired on July 3, 2007 with holders of approximately $1 million of principal presenting their 7.25% senior notes pursuant to the tender offer.

As described above, in March 2009, we entered into a transaction in which we purchased 7.25% senior notes with a face value of $275 million with the net proceeds of an additional floating rate term loan with a face value of $220 million.

Short-Term Borrowings and Lines of Credit

As of March 31, 2010, our short-term borrowings were $75 million consisting of (1) $61 million of short-term loans under our ABL facility, (2) an $8 million short-term loan in Italy and (3) $6 million in bank overdrafts. As of March 31, 2010, $17 million of our ABL facility was utilized for letters of credit and we had $603 million in remaining availability under this revolving credit facility.

As of March 31, 2010, we had an additional $138 million outstanding under letters of credit in Korea not included in the ABL Facility. The weighted average interest rate on our total short-term borrowings was 1.71% and 2.75% as of March 31, 2010 and 2009, respectively.

As a result of the Arrangement, we were required to refinance our existing credit facility in fiscal 2008. Additionally, in 2008 we refinanced debt in Asia due to its scheduled maturity. See Note 10 — Debt to our accompanying audited consolidated financial statements for additional information regarding our financing activities.

During the first quarter of fiscal 2008, we also amended our then existing senior secured credit facilities to increase their capacity by $150 million. We used these proceeds to reduce the outstanding balance of our then existing revolving credit facility, thus increasing our borrowing capacity. This additional capacity, along with $92 million of cash received from the issuance of additional shares indirectly to Hindalco, allowed us to fund general working capital requirements and certain costs associated with the Arrangement including the cash settlement of share-based compensation arrangements and lender fees. In July 2007, we refinanced our senior secured credit facilities.

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

We repaid a KRW 10 billion ($8 million) bank loan during May 2009 and a KRW 50 billion ($43 million) bank loan during February 2010.

Unsecured Credit Facility

In February 2009, to assist in maintaining adequate liquidity levels, we entered into an unsecured credit facility of $100 million (the Unsecured Credit Facility) with a scheduled maturity date of January 15, 2015 from an affiliate of the Aditya Birla group. During fiscal 2010, we drew an additional $3 million on the Unsecured Credit Facility. As discussed above, this facility was repaid and retired using the proceeds from the 11.5% Senior Notes.

Interest Rate Swaps

As of March 31, 2010, we have interest rate swaps to fix the variable LIBOR interest rate on $520 million of our floating rate Term Loan Facility. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities. Interest rate swaps related to $400 million at an effective weighted average interest rate of 4.0% expired March 31, 2010. In January 2009, we entered into two interest rate swaps to fix the variable LIBOR interest rate on an additional $300 million of our floating Term Loan facility at a rate of 1.49%, plus any applicable margin. These interest rate swaps are effective from March 31, 2009 through March 31, 2011. In April 2009, we entered into an additional $220 million interest rate swap at a rate of 1.97%, which is effective through April 30, 2012.

We have a cross-currency interest rate swap in Korea to convert our $100 million variable rate bank loan to KRW 92 billion at a fixed rate of 5.44%. The swap expires October 2010, concurrent with the maturity of the loan.

As of March 31, 2010 approximately 74% of our debt was fixed rate and approximately 26% was variable-rate.

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

Derivative Instruments

See Note 14 — Financial Instruments and Commodity Contracts to our accompanying audited consolidated financial statements for a full description of derivative instruments.

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

The following table discloses information about our obligations under guarantees of indebtedness of others as of March 31, 2010 (in millions). We did not have any obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of March 31, 2010.

	Maximum	Liability
	Potential Future	Carrying
	Payment	Value

Wholly-owned Subsidiaries	$121	$35
Aluminium Norf GmbH	14	—

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

Summary Disclosures of Forfaited and Factored Financial Amounts

The following tables summarize our forfaiting and factoring amounts (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Receivables forfaited	$423	$570	$507	$51
Receivables factored	$149	$70	$75	$—
Forfaiting expense	$2	$5	$6	$1
Factoring expense	$1	$1	$1	$—

	March 31,
	2010	2009
	Successor	Successor

Forfaited receivables outstanding	$83	$71
Factored receivables outstanding	$34	$—

The amount of forfaited receivables outstanding increased as of March 31, 2010 as compared to March 31, 2009 primarily due to the increase in the LME price from March 31, 2009 to March 31, 2010 which resulted in a larger amount of receivables available for forfaiting, as well as tightening in the credit markets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2010 and 2009, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2010, based on undiscounted amounts (in millions). The future cash flow commitments that we may have related to derivative contracts are not estimable and are therefore not included. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $39 million of uncertain tax positions. See Note 17 — Income Taxes to our accompanying audited consolidated financial statements.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt(A)	$2,561	$112	$24	$2,425	$—
Interest on long-term debt(B)	621	137	262	222	—
Capital leases(C)	65	8	14	13	30
Operating leases(D)	102	21	32	25	24
Purchase obligations(E)	8,500	3,011	3,140	2,010	339
Unfunded pension plan benefits(F)	131	10	21	25	75
Other post-employment benefits(F)	109	7	16	20	66
Funded pension plans(F)	41	41	—	—	—

Total	$12,130	$3,347	$3,509	$4,740	$534

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)	Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2010 and includes the effect of current interest rate swap agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

(C)	Includes both principal and interest components of future minimum capital lease payments. Excluded from these amounts are insurance, taxes and maintenance associated with the property.

(D)	Includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. We do not have any operating leases with contingent rents. Excluded from these amounts are insurance, taxes and maintenance associated with the properties and equipment.

(E)	Includes agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2010. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)	Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases and healthcare cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2020. For funded pension plans, estimating the requirements beyond fiscal 2011 is not practical, as it depends on the performance of the plans’ investments, among other factors.

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

ENVIRONMENT, HEALTH AND SAFETY

We strive to be a leader in environment, health and safety (EHS). Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001, an international occupational health and safety management standard. All of our facilities are expected to implement the necessary management systems to support ISO 14001 and OHSAS 18001 certifications. As of March 31, 2010, all of our manufacturing facilities worldwide were ISO 14001 certified, 31 facilities were OHSAS 18001 certified and 29 have dedicated quality improvement management systems.

Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $2 million in fiscal 2010. We expect these capital expenditures will be approximately $5 million and $3 million in fiscal 2011 and 2012, respectively. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $32 million in fiscal 2010, and are expected to be $28 million and $42 million in fiscal 2011 and 2012. Generally, expenses for environmental protection are recorded in Cost of goods sold. However, significant remediation costs that are not associated with on-going operations are recorded in Other (income) expenses, net.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Derivative Financial Instruments

We use derivative instruments to manage our exposure to the risk of fluctuations in our operations and cash flows as a result of changes in commodity prices, foreign currency exchange rates, energy prices and interest rates. Derivative instruments we use are primarily commodity forward and option contracts, foreign currency forward contracts and interest swaps.

We are exposed to changes in aluminum prices through arrangements where the customer has received a fixed price commitment from us. We attempt to manage this risk by hedging future purchases of metal required for these firm commitments. In addition, we hedge a portion of our future production. To the extent that these exposures are not fully hedged, we are exposed to gains and losses when changes occur in the market price of aluminum. A 10% change in the market value of aluminum as of March 31, 2010 would result in an increase or decrease in the fair value of our hedges of specific arrangements and future production by approximately $12 million.

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

To the extent that foreign currency operating cash flows are not fully hedged, we are exposed to foreign exchange gains and losses which could impact our earnings and cash flows. A 10% instantaneous appreciation of all foreign exchange rates against the U.S. dollar would reduce the fair value of our currency derivatives by approximately $11 million.

We are exposed to changes in interest rates due to our financing, investing and cash management activities. We may enter into interest rate swap contracts to protect against our exposure to changes in future interest rates, which requires deciding how much of the exposure to hedge based on our sensitivity to variable-rate fluctuations.

To the extent that our interest rates on floating rate debt are not fully hedged, we are exposed to the impacts of changing interest rates on our interest costs and cash flows. In the event that we do not hedge a floating rate debt a movement in market interest rates could impact our interest cost. A 10% change in the market interest rate as of March 31, 2010 would increase or decrease the fair value of our interest rate hedges by $1 million. A 12.5 basis point change in market interest rates as of March 31, 2010 would increase or decrease our unhedged interest cost on floating rate debt by approximately $1 million.

The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 15 — Fair Value of Assets and Liabilities to our accompanying consolidated audited financial statements for discussion on fair value of derivative instruments.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of acquired companies. As a result of the Arrangement, we estimated fair value of the identifiable net assets of acquired companies using a number of factors, including the application of multiples and discounted cash flow estimates. We have allocated goodwill to our operating segments in North America, Europe and South America, which are also reporting units for purposes of performing our goodwill impairment testing as follows (in millions):

March 31, 2010
Successor

North America	$288
Europe	181
South America	142

$611

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the last day of February of each year.

We test consolidated goodwill for impairment using a fair value approach at the reporting unit level. We use our operating segments as our reporting units and perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit (operating segment) to its carrying amount. If step one indicates that the carrying value of the reporting unit exceeds the fair value, the second step is performed to measure the amount of impairment, if any.

For purposes of our step one analysis, our estimate of fair value for each reporting unit is based on a combination of (1) quoted market prices/relationships (the market approach), (2) discounted cash flows (the income approach) and (3) a stock price build-up approach (the build-up approach). The estimated fair value for each reporting unit is within the range of fair values yielded under each approach. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.

Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test conducted in the fourth quarter of fiscal 2010, we used a discount rate of 10.3% for all reporting units, a decrease of 1.7% from the rate used in our prior year impairment test. An increase or decrease of 0.5% in the discount rate impacted the estimated fair value by $25-75 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit, based on history and economic conditions, ranging from 2.5% to 3.5% growth through 2015.

Under the build-up approach, which is a variation of the market approach, we estimate the fair value of each reporting unit based on the estimated contribution of each of the reporting units to Hindalco’s total business enterprise value.

We performed our annual testing for goodwill impairment as of the last day of February 2010 and no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of February 28, 2010 by 94% for North America, by 56% for Europe and by 23% for South America.

Equity Investments

We invest in a number of public and privately-held companies, primarily through joint ventures and consortiums. If they are not consolidated, these investments are accounted for using the equity method and include our investment in Norf. As a result of the Arrangement, investments in and advances to affiliates as of May 16, 2007 were adjusted to reflect fair value.

We review equity investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment to identify events or circumstances indicating that an equity investment may be impaired. Once an impairment indicator is identified, we must determine if an impairment exists, and if so, whether the impairment is other than temporary, in which case the equity investment would be written down to its estimated fair value.

Impairment of Intangible Assets

Our other intangible assets of $746 million as of March 31, 2010 consist of tradenames, technology, customer relationships and favorable energy and supply contracts and are amortized over 3 to 20 years. As of March 31, 2010, we do not have any intangible assets with indefinite useful lives. We consider the potential impairment of these other intangibles assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Codification) No. 360, Property, Plant and Equipment. For tradenames and technology, we utilize a relief-from-royalty method. All other intangible assets are assessed using the income approach. As a result of these assessments, no impairment was indicated.

Impairment of Long Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss. If we recognize an impairment loss, the adjusted carrying amount of the asset is based on the discounted estimated future cash flows and will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.

Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. We recorded impairment charges on long-lived assets of $1 million, $18 million (including $17 million classified as Restructuring charges, net), and $1 million during the years ended March 31, 2010, 2009 and 2008, respectively.

If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Pension and Other Postretirement Plans

We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits (ASC 715). Liabilities and expense for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions related to the employee workforce (salary increases, medical costs, retirement age, and mortality).

The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Gains and losses are amortized over the group’s average future service life of the employees. The average future service for pension plans and other postretirement benefit plans is 11.7 and 12.2 years respectively. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

Our pension obligations relate to funded defined benefit pension plans we have established in the United States, Canada, Switzerland and the United Kingdom, unfunded pension benefits primarily in Germany, and unfunded lump sum indemnities payable upon retirement to employees of businesses in France, Malaysia, Italy and partially funded lump sum indemnities in South Korea. Pension benefits are generally based on the employee’s service and either on a flat rate for years of service or on the highest average eligible compensation before retirement. Our other postretirement benefit obligations include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

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

The most significant assumption used to calculate pension and other postretirement obligations is the discount rates used to determine the present value of benefits. It is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada and the United States, and on published long-term high quality corporate bond indices in other countries, at the end of each fiscal year. Adjustments were made to the index rates based on the duration of the plans’ obligations for each country. The weighted average discount rate used to determine the pension benefit obligation was 5.5% as of March 31, 2010, compared to 6.0% and 5.8% for March 31, 2009 and 2008, respectively. The weighted average discount rate used to determine the other postretirement benefit obligation was 5.6% as of March 31, 2010, compared to 6.2% and 6.1% for March 31, 2009 and 2008, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation in the previous year.

As of March 31, 2010, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $100 million in the pension and other postretirement obligations and in a decrease of $12 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of March 31, 2010, assuming inflation remains unchanged, would result in an increase of $100 million in the pension and other postretirement obligations and in an increase of $12 million in the net periodic benefit cost. The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 12 — Postretirement Benefit Plans to our accompanying consolidated financial statements. The weighted average expected return on assets was 6.7% for 2010, 6.9% for 2009, and 7.3% for 2008. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of March 31, 2010 would result in a variation of approximately $4 million in the net periodic benefit cost.

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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of March 31, 2010 aggregating $219 million against such assets based on our current assessment of future operating results, timing and nature of realizing deferred tax liabilities, tax planning strategies and tax carrybacks.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence.

As of March 31, 2010 the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $39 million. Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 — Business and Summary of Significant Accounting Policies to our accompanying audited consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2010 consolidated balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions and the relative costs of the instruments. The duration is always linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

Commodity Price Risks

We have commodity price risk with respect to purchases of certain raw materials including aluminum, electricity, natural gas and transport fuel.

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

A key component of our conversion model is the use of derivative instruments on projected aluminum requirements to preserve our conversion margin. We enter into forward metal purchases simultaneous with the sales contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The recognition of unrealized gains and losses on metal derivative positions typically precedes customer delivery and revenue recognition under the related fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on metal derivatives and recognition of revenue impacts income (loss) before income taxes and net income (loss). Gains and losses on metal derivative contracts are not recognized in segment income until realized.

Metal price lag exposes us to potential losses in periods of falling aluminum prices. We sell short-term LME futures contracts to reduce our exposure to this risk. We expect the gain or loss on the settlement of the derivative to offset the effect of changes in aluminum prices on future product sales. These hedges generally generate losses in periods of increasing aluminum prices.

Sensitivities

We estimate that a 10% decline in LME aluminum prices would result in a $12 million pre-tax loss related to the change in fair value of our aluminum contracts as of March 31, 2010.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the year ended March 31, 2010, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of March 31, 2010, we have a nominal amount of forward purchases outstanding related to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 27% of our total electricity requirements in that segment. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2010, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in	Change in
	Price	Fair Value

Electricity	(10)%	$(1)
Natural Gas	(10)%	(2)
Heating Oil	(10)%	—

Foreign Currency Exchange Risks

Exchange rate movements, particularly the euro, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the euro strengthens, but are adversely affected as the euro weakens. In Korea, where we have local currency selling prices for local sales and U.S. dollar denominated selling prices for exports, we benefit slightly as the won weakens, but are adversely affected as the won strengthens, due to a slightly higher percentage of exports compared to local sales. In Brazil, where we have predominately U.S. dollar selling prices and metal costs and local currency operating costs, we benefit as the local currency weakens, but are adversely affected as the local currency strengthens. Foreign currency contracts may be used to hedge the economic exposures at our foreign operations.

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

We face translation risks related to the changes in foreign currency exchange rates. Amounts invested in our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Net sales and expenses in our foreign operations’ foreign currencies are translated based on an average exchange rate for the period. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in the Shareholders’ equity section of the accompanying consolidated balance sheets.

Any negative impact of currency movements on our currency contracts to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 14 — Financial Instruments and Commodity Contracts to our accompanying audited consolidated financial statements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2010, given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Brazilian real	(10)%	$(20)
Euro	10%	(40)
Korean won	10%	(5)
Canadian dollar	10%	(5)
British pound	(10)%	(1)
Swiss franc	10%	(4)

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

We estimate that a 10% increase in the value of the euro against the US Dollar would result in an $18 million potential pre-tax loss on these derivatives as of March 31, 2010.

Interest Rate Risks

As of March 31, 2010, including fixed for float swaps, approximately 74% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2010, which includes $631 million of term loan debt, net of pay fixed interest rate swaps, and other variable rate debt of $66 million, our annual pre-tax income would be reduced by approximately $1 million. From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 10 — Debt to our accompanying audited consolidated financial statements for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2010, given a 10% change in the benchmark USD LIBOR interest rate ($ in millions).

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

Novelis’ policy is to maintain an effective system of internal control over financial reporting and disclosure controls and procedures. Such systems are designed to provide reasonable assurance that the financial information is accurate and reliable and that Company assets are adequately accounted for and safeguarded. The Board of Directors oversees the Company’s systems of internal control over financial reporting and disclosure controls and procedures through its Audit Committee, which is comprised of directors who are not employees. The Audit Committee meets regularly with representatives of the Company’s independent registered public accounting firm and management, including internal audit staff, to satisfy themselves that Novelis’ policy is being followed. The Audit Committee has engaged PricewaterhouseCoopers LLP as the independent registered public accounting firm.

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

May 27, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheets as of March 31, 2010 and March 31, 2009 and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows for the years ended March 31, 2010 and March 31, 2009, and for the period from May 16, 2007 to March 31, 2008 present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries (Successor) at March 31, 2010 and March 31, 2009, and the results of their operations and their cash flows for the years ended March 31, 2010 and March 31, 2009, and the period from May 16, 2007 to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for minority interests (now termed noncontrolling interests) to conform to ASC 810, Consolidations, in fiscal year 2010.

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

Atlanta, Georgia
May 27, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows for the period from April 1, 2007 to May 15, 2007 present fairly, in all material respects, the results of operations and cash flows of Novelis Inc. and its subsidiaries (Predecessor) for the period from April 1, 2007 to May 15, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for minority interests (now termed noncontrolling interests) to conform to ASC 810, Consolidations, (ASC 810) effective in fiscal 2010 and retrospectively adjusted the financial statements for the period April 1, 2007 to May 15, 2007.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia

June 29, 2009, except with respect to our opinion on the consolidated financial statements insofar as it relates to the retrospective application of ASC 810 discussed in Note 1, as to which the date is August 5, 2009

Novelis Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

			May 16,	April 1,
			2007	2007
	Year Ended	Year Ended	Through	Through
	March 31,	March 31,	March 31,	May 15,
	2010	2009	2008	2007
	Successor	Successor	Successor	Predecessor
Net sales	$8,673	$10,177	$9,965	$1,281

Cost of goods sold (exclusive of depreciation and amortization shown below)	7,190	9,251	9,042	1,205
Selling, general and administrative expenses	360	319	319	95
Depreciation and amortization	384	439	375	28
Research and development expenses	38	41	46	6
Interest expense and amortization of debt issuance costs	175	182	191	27
Interest income	(11)	(14)	(18)	(1)
(Gain) loss on change in fair value of derivative instruments, net	(194)	556	(22)	(20)
Impairment of goodwill	—	1,340	—	—
Gain on extinguishment of debt	—	(122)	—	—
Restructuring charges, net	14	95	6	1
Equity in net (income) loss of non-consolidated affiliates	15	172	(25)	(1)
Other (income) expenses, net	(25)	86	(6)	35

	7,946	12,345	9,908	1,375

Income (loss) before income taxes	727	(2,168)	57	(94)
Income tax provision (benefit)	262	(246)	73	4

Net income (loss)	465	(1,922)	(16)	(98)
Net income (loss) attributable to noncontrolling interests	60	(12)	4	(1)

Net income (loss) attributable to our common shareholder	$405	$(1,910)	$(20)	$(97)

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares)

	March 31,
	2010	2009
	Successor	Successor

ASSETS
Current assets
Cash and cash equivalents	$437	$248
Accounts receivable (net of allowances of $4 and $2 as of March 31, 2010 and 2009, respectively)
— third parties	1,143	1,049
— related parties	24	25
Inventories, net	1,083	793
Prepaid expenses and other current assets	39	51
Fair value of derivative instruments	197	119
Deferred income tax assets	12	216

Total current assets	2,935	2,501
Property, plant and equipment, net	2,635	2,780
Goodwill	611	582
Intangible assets, net	746	806
Investment in and advances to non-consolidated affiliates	709	719
Fair value of derivative instruments, net of current portion	7	72
Deferred income tax assets	5	4
Other long-term assets
— third parties	93	80
— related parties	21	23

Total assets	$7,762	$7,567

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$106	$51
Short-term borrowings	75	264
Accounts payable
— third parties	1,076	725
— related parties	53	48
Fair value of derivative instruments	110	640
Accrued expenses and other current liabilities	436	516
Deferred income tax liabilities	34	—

Total current liabilities	1,890	2,244
Long-term debt, net of current portion
— third parties	2,490	2,417
— related party	—	91
Deferred income tax liabilities	497	469
Accrued postretirement benefits	499	495
Other long-term liabilities	376	342

	5,752	6,058

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of March 31, 2010 and 2009, respectively	—	—
Additional paid-in capital	3,497	3,497
Accumulated deficit	(1,525)	(1,930)
Accumulated other comprehensive income (loss)	(103)	(148)

Total equity of our common shareholder	1,869	1,419
Noncontrolling interests	141	90

Total equity	2,010	1,509

Total liabilities and equity	$7,762	$7,567

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

			May 16,	April 1,
			2007	2007
	Year Ended	Year Ended	Through	Through
	March 31,	March 31,	March 31,	May 15,
	2010	2009	2008	2007
	Successor	Successor	Successor	Predecessor
OPERATING ACTIVITIES
Net income (loss)	$465	$(1,922)	$(16)	$(98)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	384	439	375	28
(Gain) loss on change in fair value of derivative instruments, net	(194)	556	(22)	(20)
Non-cash restructuring charges, net	2	22	—	—
Gain on extinguishment of debt	—	(122)	—	—
Deferred income taxes	229	(331)	(5)	(18)
Write-off and amortization of fair value adjustments, net	(134)	(233)	(221)	—
Impairment of goodwill	—	1,340	—	—
Equity in net (income) loss of non-consolidated affiliates	15	172	(25)	(1)
Foreign exchange remeasurement on debt	(20)	26	—	—
Gain on reversal of accrued legal claim	(3)	(26)	—	—
Other, net	11	8	12	5
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable	(46)	73	177	(21)
Inventories	(264)	466	208	(76)
Accounts payable	311	(643)	(18)	(62)
Other current assets	14	(6)	(8)	(7)
Other current liabilities	47	(63)	(68)	42
Other noncurrent assets	(15)	17	(30)	(1)
Other noncurrent liabilities	42	7	42	(1)

Net cash provided by (used in) operating activities	844	(220)	401	(230)

INVESTING ACTIVITIES
Capital expenditures	(101)	(145)	(185)	(17)
Proceeds from sales of assets	5	5	8	—
Changes to investment in and advances to non-consolidated affiliates	3	20	24	1
Proceeds from related party loans receivable, net	4	17	18	—
Net proceeds from settlement of derivative instruments	(395)	(24)	41	18

Net cash provided by (used in) investing activities	(484)	(127)	(94)	2

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	—	92	—
Proceeds from issuance of debt
— third parties	177	263	1,100	150
— related parties	4	91	—	—
Principal repayments
— third parties	(67)	(235)	(1,009)	(1)
— related parties	(95)	—	—	—
Short-term borrowings, net	(193)	176	(241)	60
Dividends	(13)	(6)	(1)	(7)
Debt issuance costs	(1)	(3)	(37)	(2)
Proceeds from the exercise of stock options	—	—	—	1

Net cash provided by (used in) financing activities	(188)	286	(96)	201

Net increase (decrease) in cash and cash equivalents	172	(61)	211	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	17	(17)	13	1
Cash and cash equivalents — beginning of period	248	326	102	128

Cash and cash equivalents — end of period	$437	$248	$326	$102

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(In millions, except number of shares)

	Equity of our Common Shareholder
					Accumulated
				Retained	Other
			Additional	Earnings/	Comprehensive	Non-
	Common Stock		Paid-in	(Accumulated	Income (Loss)	Controlling	Total
	Shares	Amount	Capital	Deficit)	(AOCI)	Interests	Equity

Balance as of March 31, 2007	75,357,660	$—	$428	$(263)	$10	$152	$327
Predecessor
Activity for April 1, 2007 through May 15, 2007:
Net loss attributable to our common shareholder	—	—	—	(97)	—	—	(97)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Issuance of common stock from the exercise of stock options	57,876	—	1	—	—	—	1
Conversion of share-based compensation plans from equity-based plans to liability-based plans	—	—	(7)	—	—	—	(7)
Currency translation adjustment, net of tax benefit of $4 included in AOCI	—	—	—	—	35	1	36
Change in fair value of effective portion of hedges, net of tax of $— in AOCI	—	—	—	—	(1)	—	(1)
Postretirement benefit plans:
Amortization of net actuarial loss	—	—	—	—	(1)	—	(1)

Balance as of May 15, 2007	75,415,536	$—	$422	$(360)	$43	$152	$257

(Continued)

Novelis Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY — (Continued)
(In millions, except number of shares)

	Equity of our Common Shareholder
					Accumulated
				Retained	Other
			Additional	Earnings/	Comprehensive	Non-
	Common Stock		Paid-in	(Accumulated	Income (Loss)	Controlling	Total
	Shares	Amount	Capital	Deficit)	(AOCI)	Interests	Equity

Successor
Balance as of May 16, 2007	75,415,536	$—	$3,405	$—	$—	$152	$3,557
Activity for May 16, 2007 through March 31, 2008:
Net income (loss) attributable to our common shareholder	—	—	—	(20)	—	—	(20)
Net income attributable to noncontrolling interests	—	—	—	—	—	4	4
Issuance of additional common stock	2,044,122	—	92	—	—	—	92
Currency translation adjustment, net of tax of $— in AOCI	—	—	—	—	59	(6)	53
Postretirement benefit plans:						—
Change in pension and other benefits, net of tax benefit of $4 included in AOCI	—	—	—	—	(13)	—	(13)
Noncontrolling interests cash dividends	—	—	—	—	—	(1)	(1)

Balance as of March 31, 2008	77,459,658	—	3,497	(20)	46	149	3,672
Fiscal 2009 Activity:
Net loss attributable to our common shareholder	—	—	—	(1,910)	—	—	(1,910)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(12)	(12)
Currency translation adjustment, net of tax of $— in AOCI	—	—	—	—	(122)	(41)	(163)
Change in fair value of effective portion of hedges, net of tax benefit of $11 included in AOCI	—	—	—	—	(19)	—	(19)
Postretirement benefit plans:
Change in pension and other benefits, net of tax benefit of $31 included in AOCI	—	—	—	—	(53)	—	(53)
Noncontrolling interests cash dividends	—	—	—	—	—	(6)	(6)

Balance as of March 31, 2009	77,459,658	—	3,497	(1,930)	(148)	90	1,509
Fiscal 2010 Activity:
Net income attributable to our common shareholder	—	—	—	405	—	—	405
Net income attributable to noncontrolling interests	—	—	—	—	—	60	60
Currency translation adjustment, net of tax of $— in AOCI	—	—	—	—	54	21	75
Change in fair value of effective portion of hedges, net of tax benefit of $5 included in AOCI	—	—	—	—	(8)	—	(8)
Postretirement benefit plans:
Change in pension and other benefits, net of tax provision of $10 included in AOCI	—	—	—	—	(1)	—	(1)
Noncontrolling interests cash dividends	—	—	—	—	—	(30)	(30)

Balance as of March 31, 2010	77,459,658	$—	$3,497	$(1,525)	$(103)	$141	$2,010

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

			May 16,	April 1,
	Year	Year	2007	2007
	Ended	Ended	Through	Through
	March 31,	March 31,	March 31,	May 15,
	2010	2009	2008	2007
	Successor	Successor	Successor	Predecessor
Net income (loss) attributable to our common shareholder	$405	$(1,910)	$(20)	$(97)

Other comprehensive income (loss):
Currency translation adjustment	54	(122)	59	31
Change in fair value of effective portion of hedges, net	(13)	(30)	—	(1)
Postretirement benefit plans:
Change in pension and other benefits	9	(84)	(17)	—
Amortization of net actuarial loss	—	—	—	(1)

Other comprehensive income (loss) before income tax effect	50	(236)	42	29
Income tax provision (benefit) related to items of other comprehensive income (loss)	5	(42)	(4)	(4)

Other comprehensive income (loss), net of tax	45	(194)	46	33

Comprehensive income (loss) attributable to our common shareholder	450	(2,104)	26	(64)

Net income (loss) attributable to noncontrolling interests	60	(12)	4	(1)

Other comprehensive income (loss):
Currency translation adjustment	21	(41)	(6)	1

Other comprehensive income (loss), net of tax	21	(41)	(6)	1

Comprehensive income (loss) attributable to noncontrolling interests	81	(53)	(2)	—

Comprehensive income (loss)	$531	$(2,157)	$24	$(64)

See accompanying notes to the consolidated financial statements.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of March 31, 2010, we had operations on four continents: North America; South America; Asia; and Europe, through 31 operating plants and four research facilities in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, alumina refining, primary aluminum smelting and power generation facilities that are integrated with our rolling plants in Brazil.

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

Our acquisition by Hindalco was recorded in accordance with the business combination accounting standards at that time. In the accompanying consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed. Due to the impact of push down accounting, the Company’s consolidated financial statements and certain notes separate the Company’s presentation into two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the periods up to, and including, the May 15, 2007 acquisition date (labeled “Predecessor”) and (2) the periods after that date (labeled “Successor”). The accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

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

We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income (loss) attributable to our common shareholder includes our share of the net earnings (losses) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of equity method investments and net losses.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use the cost method to account for our investments in entities that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at the lower of their cost or fair value.

Use of Estimates and Assumptions

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairments of long lived assets, intangible assets and equity investments; (4) actuarial assumptions related to pension and other postretirement benefit plans; (5) income tax reserves and valuation allowances and (6) assessment of loss contingencies, including environmental and litigation reserves. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We consume substantial amounts of energy in our rolling operations, our cast house operations and our Brazilian smelting operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including, but not limited to: (a) increases in the cost of natural gas; (b) increases in the cost of supplied electricity or fuel oil related to transportation; (c) interruptions in energy supply due to equipment failure or other causes and (d) the inability to extend energy supply contracts upon expiration on economical terms. A significant increase in energy costs or disruption of energy supplies or supply arrangements could have a material adverse impact on our financial position, results of operations and cash flows.

Approximately 69% of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial position, results of operations and cash flows.

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

Other risks and uncertainties

In addition, refer to Note 15 — Fair Value of Assets and Liabilities and Note 18 — Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.

Reclassifications and adjustments

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted for the current period. In order to present the impact of all customer-directed derivatives and associated trading activities as operating activities on the consolidated statements of cash flows, we corrected our presentation by reclassifying this activity from investing activities to operating activities. This resulted in a reduction to operating cash flow and an increase to investing cash flow of approximately $16 million and $4 million for the year ended March 31, 2009 and the period from May 16, 2007 through March 31, 2008, respectively. This reclassification did not have any impact on total cash or on the balance sheet, income statement or related disclosures.

During the second quarter of fiscal 2010, we identified an immaterial error in our consolidated annual and interim financial statements included in previously filed Forms 10-Q and Forms 10-K for fiscal 2008 and 2009. The error relates to deferred income taxes recorded in connection with purchase accounting in South

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

America. We believe the correction of this error to be both quantitatively and qualitatively immaterial to our annual results for fiscal 2010 or to any of our previously issued financial statements. As a result, we did not adjust any prior period amounts. There was no impact to Income (loss) before income taxes and noncontrolling interests or cash flows from operating activities for any periods. We reflected the correction of this error in the interim financial statements for the second quarter of 2010. As of and for the year ended March 31, 2010, the impact of the correction was an increase to goodwill of $29 million, an increase to deferred tax liabilities of $25 million and a reduction of our income tax expense of $4 million. Due to the fact that our South American subsidiaries are US dollar functional, the deferred tax liabilities fluctuate with changes in the exchange rate. This fluctuation is recorded as an increase or decrease to income tax expense.

In the consolidated balance sheet as of March 31, 2009, we reclassified $19 million from Property, plant and equipment, net to Intangible assets, net related capitalized software. The reclassification had no impact on total assets, total liabilities, total equity, net income (loss) or cash flows as previously presented.

Revenue recognition

We recognize sales when the revenue is realized or realizable, and has been earned. We record sales when a firm sales agreement is in place, delivery has occurred and collectability of the fixed or determinable sales price is reasonably assured.

We recognize product revenue, net of trade discounts and allowances, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer. We generally ship our product to our customers FOB (free on board) destination point. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. We sell most of our products under contracts based on a “conversion premium,” which is subject to periodic adjustments based on market factors. As a result, the aluminum price risk is largely absorbed by the customer. In situations where we offer customers fixed prices for future delivery of our products, we may enter into derivative instruments for all or a portion of the cost of metal inputs to protect our profit on the conversion of the product. In addition, through December 31, 2009, certain of our sales contracts provided for a ceiling over which metal prices could not be contractually passed through to the customer. We partially mitigate the risk of this metal price exposure through the purchase of derivative instruments.

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

Shipping and handling amounts we bill to our customers are included in Net sales and the related shipping and handling costs we incur are included in Cost of goods sold (exclusive of depreciation and amortization).

Cost of goods sold (exclusive of depreciation and amortization)

Cost of goods sold (exclusive of depreciation and amortization) includes all costs associated with inventories, including the procurement of materials, the conversion of such materials into finished product, and the costs of warehousing and distributing finished goods to customers. Material procurement costs include inbound freight charges as well as purchasing, receiving, inspection and storage costs. Conversion costs include the costs of direct production inputs such as labor and energy, as well as allocated overheads from indirect production centers and plant administrative support areas. Warehousing and distribution expenses include inside and outside storage costs, outbound freight charges and the costs of internal transfers.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selling, general and administrative expenses

Selling, general and administrative expenses include selling, marketing and advertising expenses; salaries, travel and office expenses of administrative employees and contractors; legal and professional fees; software license fees; and bad debt expenses.

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

Derivative Instruments

We utilize derivative instruments to manage our exposure to changes in commodity prices, foreign currency exchange rates and interest rates. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these instruments are recognized as (Gain) loss on change in fair value of derivative instruments, net and included in our consolidated statements of operations or included in Accumulated other comprehensive income (loss) (AOCI) on our consolidated balance sheet, depending on the nature or use of the derivative and whether it qualifies for hedge accounting treatment under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated statements of operations, in (Gain) loss on change in fair value of derivative instruments, net in the current period.

Inventories

We carry our inventories at the lower of their cost or market value, reduced by reserves for excess and obsolete items. We use the “average cost” method to determine cost.

Property, plant and equipment

We record land, buildings, leasehold improvements and machinery and equipment at cost. We record assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. As a result of the Arrangement, land, building, leasehold improvements and machinery and equipment as of May 16, 2007 were adjusted to reflect fair value.

The ranges of estimated useful lives are as follows:

Years

Buildings	30 to 40
Leasehold improvements	7 to 20
Machinery and equipment	2 to 25
Furniture, fixtures and equipment	3 to 10
Equipment under capital lease obligations	6 to 15

As noted above, our machinery and equipment have useful lives of 2 to 25 years. Most of our large scale machinery, including hot mills, cold mills, continuous casting mills, furnaces and finishing mills have useful lives of 15-25 years. Supporting machinery and equipment, including automation and work rolls, have useful lives of 2-15 years.

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset, and when material, we capitalize interest on major construction and development projects while in progress.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, after consideration of any proceeds, is included as a gain or loss in Other (income) expenses, net in our consolidated statements of operations.

We account for operating leases under the provisions of ASC 840, Leases. These pronouncements require us to recognize escalating rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

Goodwill

We account for goodwill under the guidance in ASC 805 and ASC 350, Intangibles — Goodwill and Other (ASC 350).

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We test goodwill for impairment using a fair value approach at the reporting unit level. We use our operating segments as our reporting units. We test for impairment at least annually during the fourth quarter of each fiscal year, unless some triggering event occurs that would require an impairment assessment.

We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing dates. This approach includes many assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value. If the carrying amount of a reporting unit’s goodwill were to exceed its estimated fair value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess in Impairment of goodwill in our consolidated statements of operations.

When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology of ASC 350.

Long-Lived Assets and Other Intangible Assets

In accordance with ASC 350, we amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value.

Under the guidance in ASC 360, Property, Plant and Equipment, we assess the recoverability of long-lived assets (excluding goodwill) and definite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Impairments of long-lived assets have been included in Restructuring charges, net and Other income (expense), net in the consolidated statement of operations.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

Guarantees

We account for certain guarantees in accordance with ASC 460, Guarantees (ASC 460). ASC 460 requires that a guarantor recognize a liability for the fair value of obligations undertaken at the inception of a guarantee.

Financing Costs and Interest Income

We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the “effective interest amortization” method. The related income or expense is included in Interest expense and amortization of debt issuance costs in our consolidated statements of operations. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the financing.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. ASC 820 also applies to measurements under other accounting pronouncements, such as ASC 825, Financial Instruments (ASC 825) that require or permit fair value measurements. ASC 825 requires disclosures of the fair value of financial instruments. Our financial instruments include: cash and cash equivalents; certificates of deposit; accounts receivable; accounts payable; foreign currency, energy and interest rate derivative instruments; cross-currency swaps; metal option and forward contracts; related party notes receivable and payable; letters of credit; short-term borrowings and long-term debt.

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

Pensions and Postretirement Benefits

We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits (ASC 715). ASC 715 requires us to recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to AOCI in shareholder’s equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. Prior to and including the three months ended March 31, 2007, we used a December 31 measurement date for our pension and postretirement plans. As a result of our acquisition by Hindalco and the application of push down accounting, our pension and postretirement plans were remeasured as of May 16, 2007. For the years ended March 31, 2010, 2009 and 2008, we used March 31 as the measurement date.

We use standard actuarial methods and assumptions to account for our pension and other postretirement benefit plans. Pension and postretirement benefit obligations are actuarially calculated using management’s

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Noncontrolling Interests in Consolidated Affiliates

These financial statements reflect the retrospective application of ASC 810, Consolidations (ASC 810), subparagraph 10-65-1, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, and No. 164, Not-for-Profit Entities: Mergers and Acquisitions for all periods presented. ASC 810 establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the condensed consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

Our consolidated financial statements include all assets, liabilities, revenues and expenses of less-than- 100%-owned affiliates that we control or for which we are the primary beneficiary. We record a noncontrolling interest for the allocable portion of income or loss to which the noncontrolling interest holders are entitled based upon their ownership share of the affiliate. Distributions made to the holders of noncontrolling interests are charged to the respective noncontrolling interest balance.

Losses attributable to the noncontrolling interest in an affiliate may exceed our interest in the affiliate’s equity. The excess, and any further losses attributable to the noncontrolling interest, shall be attributed to those interests. The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As of March 31, 2010, we have no such losses.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation Reserves

ASC 450, Contingencies (ASC 450), requires that we accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We expense professional fees associated with litigation claims and assessments as incurred.

Income Taxes

We provide for income taxes using the asset and liability method as required by ASC 740, Income Taxes (ASC 740). This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. Under ASC 740, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income through various sources.

Share-Based Compensation

In accordance with ASC 718, Compensation — Stock Compensation (ASC 718), we recognize compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment.

We adopted ASC 718 using the modified prospective method, which requires companies to record compensation cost beginning with the effective date based on the requirements of ASC 718 for all share-based payments granted after the effective date of ASC 718. All awards granted to employees prior to the effective date of ASC 718 that remained unvested at the adoption date continued to be expensed over the remaining service period. Additionally, we determined that all of our compensation plans settled in cash are considered liability based awards. As such, liabilities for awards under these plans are required to be measured at each reporting date until the date of settlement. The Black-Scholes model was used to determine the fair value of these awards.

Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are classified within financing cash flows.

Foreign Currency Translation

In accordance with ASC 830, Foreign Currency Matters (ASC 830), the assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located in Europe and Asia), are translated to U.S. dollars at the period end exchange rates and revenues and expenses are translated at average exchange rates for the period. Differences arising from the translation of assets and liabilities are included in the currency translation adjustment (CTA) component of AOCI. If there is a reduction in our ownership in a foreign operation, the relevant portion of the CTA is recognized in Other (income) expenses, net.

For all operations, the monetary items denominated in currencies other than the functional currency are remeasured at period-end exchange rates and transaction gains and losses are included in Other (income) expenses, net in our consolidated statements of operations. Non-monetary items are remeasured at historical rates.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

We incur costs in connection with research and development programs that are expected to contribute to future earnings, and charge such costs against income as incurred. Research and development costs consist primarily of salaries and administrative costs.

Restructuring Activities

Restructuring charges, net include employee severance and benefit costs, impairments of assets, and other costs associated with exit activities. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations (ASC 420) relating to one-time termination benefits. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate.

Customer Directed Derivatives

We classify all customer directed derivatives and associated trading activities as operating activities in our consolidated statement of cash flows. Cash flows provided by (used in), from such derivatives, totaled $75 million and $(81) million in the years ended March 31, 2010 and 2009, respectively, and $9 million for the period from May 16, 2007 through March 31, 2008, respectively. There were no customer directed derivatives in the period from April 1, 2007 through May 15, 2007.

Recently Adopted Accounting Standards

The following accounting standards have been adopted by us during the twelve months ended March 31, 2010.

In June 2009, the FASB approved its Codification as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of accounting standards is effective for interim or annual periods ending after September 15, 2009. As the codification is not intended to change or alter existing US GAAP, this standard had no impact on our consolidated financial position, results of operations and cash flows.

We adopted the authoritative guidance in the Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 amends ASC Topic 820, Fair Value Measurements by adding additional disclosure requirements about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This standard had no impact on our consolidated financial position, results of operations and cash flows, but did require certain additional footnote disclosures.

We adopted the authoritative guidance in ASC 715, Compensation — Retirement Benefits, which requires that an employer disclose the following information about the fair value of plan assets: (1) how investment allocation decisions are made, including the factors that are pertinent to understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. At initial adoption, application of this standard would not be required for earlier periods that are presented for

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparative purposes. This standard had no impact on our consolidated financial position, results of operations and cash flows, but did require certain additional footnote disclosures.

We adopted the authoritative guidance in ASC 810, Consolidation, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of condensed consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. We adopted this accounting standard effective April 1, 2009, and applied this standard prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.

Recently Issued Accounting Standards

The following new accounting standards have been issued, but have not yet been adopted by us as of March 31, 2010, as adoption is not required until future reporting periods.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU No. 2009-17 is intended (1) to address the effects on certain provisions of the accounting standard dealing with consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASU No. 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, and (2) to clarify questions about the application of certain key provisions related to consolidation of variable interest entities, including those in which accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASU No. 2009-17 will be effective for fiscal years beginning after November 15, 2009. We do not anticipate this standard will have any impact on our consolidated financial position, results of operations and cash flows.

We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	RESTRUCTURING PROGRAMS

Restructuring charges, net for fiscal 2010 and fiscal 2009 of $14 million and $95 million, respectively, includes $2 million and $22 million, respectively, of non-cash charges discussed in greater detail below. The following table summarizes our restructuring accrual activity by region (in millions).

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves

Predecessor
Balance as of March 31, 2007	$36	$—	$—	$—	$—	$36
April 1, 2007 to May 15, 2007 Activity:
Provisions, net	1	—	—	—	—	1
Cash payments	(1)	—	—	—	—	(1)
Adjustments — other	1	—	—	—	—	1

Balance as of May 15, 2007	37	—	—	—	—	37

Successor
May 16, 2007 to March 31, 2008 Activity:
Provisions, net	2	4	—	—	—	6
Cash payments	(20)	—	—	—	—	(20)
Adjustments — other	1	—	—	—	—	1

Balance as of March 31, 2008	20	4	—	—	—	24
Fiscal 2009 Activity:
Provisions, net	53	16	1	2	1	73
Cash payments	(8)	(5)	(1)	—	—	(14)
Adjustments — other	(4)	1	—	—	—	(3)

Balance as of March 31, 2009	61	16	—	2	1	80
Fiscal 2010 Activity:
Provisions, net	8	5	—	(1)	—	12
Cash payments	(46)	(11)	—	(2)	(1)	(60)
Adjustments — other	5	—	—	1	—	6

Balance as of March 31, 2010	$28	$10	$—	$—	$—	$38

Europe

In the second half of fiscal 2009, we initiated a number of restructuring actions throughout Europe to reduce labor and overhead costs through capacity and staff reductions. Most significantly, in March 2009, we announced the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K. Operations ceased in April 2009, resulting in the elimination of 440 positions. The total amount expected to be incurred in connection with this closure is $63 million, of which $60 million was recorded in the fiscal 2009. We recorded an additional $3 million of net costs related to on-going maintenance of the Rogerstone facility, write-down of additional plant assets and adjustments of reserves established in fiscal 2009. The components

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of restructuring charges related to Rogerstone for the year ended March 31, 2010 and 2009 are as follows (in millions):

	Year Ended
	March 31,
	2010	2009
	Successor	Successor

Severance related costs	$(2)	$20
Environmental remediation expense	1	20
Fixed asset impairments(A)	—	12
Write-down of parts, supplies and scrap(A)	2	8
Reduction of reserve associated with unfavorable contract(A)	—	(3)
Other exit costs	2	3

	$3	$60

(A)	These non-cash items are not included in the restructuring provision table above but have been reflected as reductions to the respective balance sheet accounts.

Also in March 2009, we announced plans to streamline operations at plants in France and Germany. At our facility in Rugles, located in Upper Normandy, France, we eliminated approximately 80 positions. The facility continues the operation of its three major processes, including continuous casting, foil rolling, and finishing. For the year ended March 31, 2009, we recorded $9 million in severance-related costs. We also recorded $1 million in severance costs at our Ohle, Germany facility related to the elimination of 13 positions.

In fiscal 2010, we made additional staff reductions at plants in Italy, Switzerland and Germany, resulting in additional one-time terminations charges of $4 million. We also incurred $4 million of environmental and other costs at our Borgofranco facility, which was closed in March 2006.

For the year ended March 31, 2010, we made the following payments relating to restructuring programs in Europe: $30 million in severance payments, $10 million in payments for environmental remediation and $6 million of other payments.

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

In November 2008, we announced a Voluntary Separation Program (VSP) available to salaried employees in North America and the Corporate office aimed at reducing staff levels. This VSP supplemented a pre-existing Involuntary Severance Program (ISP). We eliminated approximately 120 positions and recorded $16 million in severance-related costs for the VSP and ISP programs for the year ended March 31, 2009. This program continued into fiscal 2010, with an additional $1 million in severance costs recorded under the voluntary and involuntary separation programs.

To consolidate corporate functions and enhance organizational effectiveness, we announced a plan to relocate our North American headquarters from Cleveland, Ohio to Atlanta, Georgia, where the Company’s corporate offices are located. This move is expected to occur over the next six months with a completion date no later than December 31, 2010. We recorded $4 million in fiscal 2010 for severance charges representing one-time termination benefits under our existing separation program.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We made $11 million in severance payments related to the fiscal 2009 plan for the year ended March 31, 2010.

South America

In January 2009, we announced that we would cease production of alumina at our Ouro Preto facility in Brazil effective May 2009. The global economic crisis and the dramatic drop in alumina prices made alumina production at Ouro Preto economically unfeasible. For the foreseeable future, the Ouro Preto facility will purchase alumina through third-parties. Approximately 290 positions were eliminated at Ouro Preto, including 150 employees and 140 contractors. For the year ended March 31, 2009, we recorded approximately $2 million in severance-related costs. Other exit costs include less than $1 million related to the idling of the refinery. Other activities related to the facility, including electric power generation and the production of primary aluminum, will continue unaffected.

We made $1 million in severance payments and $1 million in payments related to other exit costs. We reduced the remaining $1 million reserve related to severance in the third quarter. In December 2009, we completed all restructuring actions initiated in fiscal 2009.

Asia

In February 2009, we recorded approximately $1 million in severance-related costs related to a voluntary retirement program in Asia which eliminated 34 positions. Also, during the year ended March 31, 2009, we recorded an impairment charge of approximately $5 million in Novelis Korea due to the obsolescence of certain production related fixed assets. These impairment charge is not included in the restructuring provision table above but was reflected as reductions to the respective balance sheet account.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following (in millions).

	March 31,
	2010	2009
	Successor	Successor

Trade accounts receivable	$1,080	$1,002
Other accounts receivable	67	49

Accounts receivable — third parties	1,147	1,051
Allowance for doubtful accounts — third parties	(4)	(2)

	1,143	1,049
Other accounts receivable — related parties	24	25

Accounts receivable, net	$1,167	$1,074

Allowance for Doubtful Accounts

The allowance for doubtful accounts is management’s best estimate of probable losses inherent in the accounts receivable balance. Management determines the allowance based on known uncollectible accounts, historical experience and other currently available evidence. As of March 31, 2010 and 2009, our allowance for doubtful accounts represented approximately 0.4% and 0.2%, respectively, of gross accounts receivable.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at	Additions	Accounts
	Beginning	Charged to	Recovered/	Foreign Exchange	Balance at
	of Period	Expense	(Written-Off)	and Other	End of Period

Predecessor
April 1, 2007 Through May 15, 2007	$29	$—	$(2)	$1	$28

Successor
May 16, 2007 Through March 31, 2008	$—	$1	$—	$—	$1
Year Ended March 31, 2009	$1	$2	$(1)	$—	$2
Year Ended March 31, 2010	$2	$2	$(1)	$1	$4

Forfaiting and Factoring of Trade Receivables

Novelis Korea Ltd.  forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 120 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are excluded from the accompanying consolidated balance sheets. Forfaiting expenses are included in Selling, general and administrative expenses in our consolidated statements of operations.

Our Brazilian operations factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. Under this method, customers are directed to make payments on invoices to a financial institution, but are not contractually required to do so. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables, and they are excluded from the accompanying consolidated balance sheets. Factoring expenses are included in Selling, general and administrative expenses in our consolidated statements of operations.

Summary Disclosures of Financial Amounts

The following tables summarize amounts relating to our forfaiting and factoring activities (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Receivables forfaited	$423	$570	$507	$51
Receivables factored	$149	$70	$75	$—
Forfaiting expense	$2	$5	$6	$1
Factoring expense	$1	$1	$1	$—

	March 31,
	2010	2009
	Successor	Successor

Forfaited receivables outstanding	$83	$71
Factored receivables outstanding	$34	$—

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES

Inventories consist of the following (in millions).

	March 31,
	2010	2009
	Successor	Successor

Finished goods	$270	$215
Work in process	431	296
Raw materials	295	207
Supplies	93	79

	1,089	797
Allowances	(6)	(4)

Inventories	$1,083	$793

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following (in millions).

	March 31,
	2010	2009
	Successor	Successor

Land and property rights	$227	$213
Buildings	781	760
Machinery and equipment	2,649	2,459

	3,657	3,432
Accumulated depreciation and amortization	(1,075)	(724)

	2,582	2,708
Construction in progress	53	72

Property, plant and equipment, net	$2,635	$2,780

As of March 31, 2010, there were $242 million of fully depreciated assets included in our consolidated balance sheet. Due to the assignment of new fair values as a result of the Arrangement, we had no fully depreciated assets included in our consolidated balance sheet as of March 31, 2009.

Total depreciation expense is shown in the table below (in millions). Capitalized interest related to construction of property, plant and equipment was immaterial in the periods presented.

	Year Ended	Year Ended	May 16, 2007	April 1, 2007
	March 31,	March 31,	Through	Through
	2010	2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Depreciation expense related to property, plant and equipment	$337	$398	$338	$28

Asset impairments

During the years ended March 31, 2010 and 2009, we recorded $1 million of impairment charges in each period, which are included in Other (income) expense, net on the consolidated statement of operations. During the year ended March 31, 2009, we also recorded impairment charges totaling $17 million related to assets in Europe and Asia which have been included in Restructuring charges, net on the consolidated statement of operations (see Note 2 — Restructuring Programs).

During the period from May 16, 2007 through March 31, 2008, we recorded an impairment charge of $1 million in Novelis Italy due to the obsolescence of certain production related fixed assets.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes rent expense included in our consolidated statements of operations (in millions):

	Year Ended	Year Ended	May 16, 2007	April 1, 2007
	March 31,	March 31,	Through	Through
	2010	2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Rent expense	$24	$25	$27	$3

Future minimum lease payments as of March 31, 2010, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

	Operating	Capital Lease
Year Ending March 31,	Leases	Obligations

2011	$21	$8
2012	17	7
2013	15	7
2014	13	7
2015	12	6
Thereafter	24	30

Total minimum lease payments	$102	65

Less: interest portion on capital lease		(19)

Principal obligation on capital leases		$46

The future minimum lease payments for capital lease obligations exclude $3 million of unamortized fair value adjustments recorded as a result of the Arrangement (see Note 10 — Debt).

Assets and related accumulated amortization under capital lease obligations as of March 31, 2010 and 2009 are as follows (in millions).

	March 31,
	2010	2009
	Successor	Successor

Assets under capital lease obligations:
Buildings	$10	$9
Machinery and equipment	67	63

	77	72
Accumulated amortization	(29)	(19)

	$48	$53

Sale of assets

There were no material sales of fixed assets during the years ended March 31, 2010 and 2009.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

The following is a summary of our asset retirement obligation activity. The period-end balances are included in Other long-term liabilities in our consolidated balance sheets (in millions).

	Balance at
	Beginning			Balance at
	of Period	Accretion	Other	End of Period

Predecessor
April 1, 2007 Through May 15, 2007	$14	$—	$—	$14

Successor
May 16, 2007 Through March 31, 2008	$14	$2	$—	$16
Year Ended March 31, 2009	$16	$1	$(1)	$16
Year Ended March 31, 2010	$16	$1	$—	$17

6.	GOODWILL AND INTANGIBLE ASSETS

The following tables summarize the changes in our goodwill (in millions).

	March 31, 2010 — Successor
	Gross			Net
	Carrying		Accumulated	Carrying
	Amount(A)	Adjustments(B)	Impairment	Value

North America	$1,148	$—	$(860)	$288
Europe	511	—	(330)	181
South America	263	29	(150)	142

	$1,922	$29	$(1,340)	$611

	March 31, 2009 — Successor
	Gross			Net
	Carrying		Accumulated	Carrying
	Amount(A)	Adjustments(C)	Impairment	Value

North America	$1,149	$(1)	$(860)	$288
Europe	518	(7)	(330)	181
South America	263	—	(150)	113

	$1,930	$(8)	$(1,340)	$582

(A)	Represents goodwill balance, net of prior period accumulated adjustments and excluding accumulated impairments.

(B)	See Note 1 — Business and Summary of Significant Accounting Policies, Reclassifications and Adjustments.

(C)	For the year ended March 31, 2009, non-impairment adjustments include: (1) an adjustment in North America for final payment related to the transfer of pension plans in Canada for employees who elected to transfer their past service to Novelis and (2) adjustments in Europe related to tax audits.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of intangible assets were as follows (in millions).

	March 31, 2010 — Successor				March 31, 2009 — Successor
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Tradenames	20 years	$140	$(20)	$120	$140	$(13)	$127
Technology and software	13 years	202	(56)	146	201	(38)	163
Customer-related intangible assets	20 years	464	(67)	397	459	(43)	416
Favorable energy supply contract	9.5 years	124	(42)	82	124	(28)	96
Other favorable contracts	3.3 years	15	(14)	1	13	(9)	4

	16.9 years	$945	$(199)	$746	$937	$(131)	$806

Our favorable energy supply contract and other favorable contracts are amortized over their estimated useful lives using methods that reflect the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.

Amortization expense related to intangible assets is as follows (in millions):

	Year Ended	Year Ended	May 16, 2007	April 1, 2007
	March 31,	March 31,	Through	Through
	2010	2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Total Amortization expense related to intangible assets	$65	$59	$56	$—
Less: Amortization expense related to intangible assets included in Cost of goods sold (exclusive of depreciation and amortization)(A)	18	18	19	—

Amortization expense related to intangible assets included in Depreciation and amortization	$47	$41	$37	$—

(A)	Relates to amortization of favorable energy and other supply contracts.

Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,

2011	$60
2012	59
2013	58
2014	58
2015	58

7.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

We have a variable interest in Logan Aluminum, Inc. (Logan) and have concluded that we are the primary beneficiary. As a result, this entity is consolidated pursuant to ASC 810, Consolidation, in all periods presented. All significant intercompany transactions and balances have been eliminated.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Primary Beneficiary

A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value. Generally, the primary beneficiary is the reporting enterprise with a variable interest in the entity that is obligated to absorb the majority (greater than 50%) of the VIE’s expected loss.

Based upon a previous restructuring program, Novelis acquired the right to use the excess capacity at Logan. To utilize this capacity, we installed and have sole ownership of a cold mill at the Logan facility which enabled us to have the ability to take the majority share of production and costs. These facts qualify Novelis as Logan’s primary beneficiary under ASC 810.

Carrying Value

The following table summarizes the carrying value and classification on our consolidated balance sheets of assets and liabilities owned by the Logan joint venture and consolidated under ASC 810 (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture.

	March 31,
	2010	2009
	Successor	Successor

Current assets	$64	$64
Total assets	$130	$124
Current liabilities	$(35)	$(35)
Total liabilities	$(135)	$(135)
Net carrying value	$(5)	$(11)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of March 31, 2010, and which we account for using the equity method. We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. We have no material investments that we account for using the cost method.

		Ownership
Affiliate Name	Ownership Structure	Percentage

Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
MiniMRF LLC	Limited Liability Company	50%

The following table summarizes our share of the condensed assets, liabilities and equity of our equity method affiliates. The results include the unamortized fair value adjustments relating to our non-consolidated affiliates due to the Arrangement.

	March 31,
	2010	2009
	Successor	Successor

Assets:
Current assets	$82	$79
Non-current assets	856	802

Total assets	$938	$881

Liabilities:
Current liabilities	$61	$64
Non-current liabilities	168	98

Total liabilities	229	162
Equity:
Novelis	709	719

Total liabilities and equity	$938	$881

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our share of the condensed results of operations of our equity method affiliates. These results include the incremental depreciation and amortization expense that we record in our equity method accounting as a result of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. These results also include the $160 million impairment charge to reduce the carrying value of our investment in Aluminium Norf GmbH for the year ended March 31, 2009. The results for the year ended March 31, 2010 also include a $10 million after tax benefit from the refinement of our methodology for recording depreciation and amortization on the step-up in our basis in the underlying assets of an investee.

	Year	Year	May 16, 2007	April 1, 2007
	Ended	Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Net sales	$242	$277	$282	$23
Costs, expenses and provision for taxes on income	257	289	257	22
Impairment charge	—	160	—	—

Net income (loss)	$(15)	$(172)	$25	$1

Included in the accompanying consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table describes the nature and amounts of transactions that we had with related parties (in millions).

	Year	Year	May 16, 2007	April 1, 2007
	Ended	Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Purchases of tolling services, electricity and inventories
Aluminium Norf GmbH(A)	$241	$257	$253	$21
Consorcio Candonga(B)	1	18	24	1

Total purchases from related parties	$242	$275	$277	$22

Interest income
Aluminium Norf GmbH(C)	$—	$—	$1	$—

(A)	We purchase tolling services (the conversion of customer-owned metal) from Aluminium Norf GmbH.

(B)	We obtain electricity from Consorcio Candonga for our operations in South America.

(C)	We earn interest income on a loan due from Aluminium Norf GmbH.

The following table describes the period-end account balances that we have with these non-consolidated affiliates, shown as related party balances in the accompanying consolidated balance sheets (in millions).

	March 31,
	2010	2009
	Successor	Successor

Accounts receivable(A)	$24	$25
Other long-term receivables(A)	$21	$23
Accounts payable(B)	$53	$48

(A)	The balances represent current and non-current portions of a loan due from Aluminium Norf GmbH.

(B)	We purchase tolling services from Aluminium Norf GmbH and electricity from Consorcio Candonga.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consists of the following (in millions).

	March 31,
	2010	2009
	Successor	Successor

Accrued compensation and benefits	$165	$122
Accrued interest payable	15	12
Accrued income taxes	25	33
Current portion of fair value of can ceiling contracts	—	152
Other current liabilities	231	197

Accrued expenses and other current liabilities	$436	$516

10.	DEBT

Debt consists of the following (in millions).

	March 31, 2010					March 31, 2009
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value
				Successor			Successor

Third party debt:
Short term borrowings	1.71%		$75	$—	$75	$264	$—	$264
Novelis Inc.
Floating rate Term Loan Facility, due July 2014	2.25	%(C)	292	—	292	295	—	295
11.5% Senior Notes, due February 2015	11.50%		185	(3)	182	—	—	—
7.25% Senior Notes, due February 2015	7.25%		1,124	41	1,165	1,124	47	1,171
Novelis Corporation
Floating rate Term Loan Facility, due July 2014	2.27	%(C)	859	(46)	813	867	(54)	813
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 50 million)	7.50%		45	(3)	42	45	(3)	42
Capital lease obligation, due August 2011 (CHF 2 million)	2.49%		1	—	1	2	—	2
Novelis Korea Limited
Bank loan, due October 2010	1.25	%(C)	100	—	100	100	—	100
Bank loan, due February 2010 (Korean won (KRW) 50 billion)	4.14%		—	—	—	37	—	37
Bank loan, due May 2009 (KRW 10 billion)	7.47%		—	—	—	7	—	7
Other
Other debt, due December 2011 through December 2012	1.00%		1	—	1	1	—	1

Total debt — third parties			2,682	(11)	2,671	2,742	(10)	2,732
Less: Short term borrowings			(75)	—	(75)	(264)	—	(264)
Current portion of long term debt			(116)	10	(106)	(59)	8	(51)

Long-term debt, net of current portion — third parties:			$2,491	$(1)	$2,490	$2,419	$(2)	$2,417

Related party debt:
Novelis Inc.
Unsecured credit facility — related party, due January 2015	13.00%		$—	$—	$—	$91	$—	$91

(A)	Interest rates are as of March 31, 2010 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement and the debt exchange completed in fiscal 2009.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. Additional floating rate Term Loan with a face value of $220 million issued in March 2009 was recorded at a fair value of $165 million. Additional 11.5% Senior Notes with a face value of $185 million issued in August 2009 were recorded at fair value of $181 million (see 11.5% Senior Notes below).

(C)	Excludes the effect of related interest rate swaps and the effect of accretion of fair value.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principal repayments of our total debt over the next five years and thereafter (excluding unamortized fair value adjustments and using rates of exchange as of March 31, 2010 for our debt denominated in foreign currencies) are as follows (in millions).

Year Ending March 31,	Amount

2011	$191
2012	16
2013	16
2014	16
2015	2,417
Thereafter	26

Total	$2,682

Senior Secured Credit Facilities

Our senior secured credit facilities consist of (1) a $1.15 billion seven year term loan facility maturing July 2014 (Term Loan Facility) and (2) an $800 million five-year multi-currency asset-backed revolving credit line and letter of credit facility (ABL Facility). The senior secured credit facilities include certain affirmative and negative covenants. Under the ABL Facility, if our excess availability, as defined under the borrowing, is less than 10% of the lender commitments under the ABL Facility, we are required to maintain a minimum fixed charge coverage ratio of 1 to 1. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.

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

The 11.5% Senior Notes contain certain covenants and events of default, including limitations on certain restricted payments, the incurrence of additional indebtedness and the sale of certain assets. As of March 31, 2010, we were compliant with these covenants. Interest on the 11.5% Senior Notes is payable on February 15 and August 15 of each year and commenced on February 15, 2010. The notes will mature on February 15, 2015. On January 12, 2010, we consummated the exchange offer required by the registration rights agreement related to the 11.5% Senior Notes.

7.25% Senior Notes

On February 3, 2005, we issued $1.4 billion aggregate principal amount of senior unsecured debt securities. The senior notes were priced at par, bear interest at 7.25% and mature on February 15, 2015. The

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.25% senior notes are guaranteed by all of our Canadian and U.S. restricted subsidiaries, certain of our foreign restricted subsidiaries and our other restricted subsidiaries that guarantee our senior secured credit facilities and that guarantee the old notes.

Under the indenture that governs the 7.25% senior notes, we are subject to certain restrictive covenants applicable to incurring additional debt and providing additional guarantees, paying dividends beyond certain amounts and making other restricted payments, sales and transfers of assets, certain consolidations or mergers, and certain transactions with affiliates.

Pursuant to the terms of the indenture governing our 7.25% senior notes, we were obligated, within 30 days of closing of the Arrangement, to make an offer to purchase the 7.25% senior notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date the 7.25% senior notes were purchased. Consequently, we commenced a tender offer on May 16, 2007 to repurchase all of the outstanding 7.25% senior notes at the prescribed price. This offer expired on July 3, 2007 with holders of approximately $1 million of principal presenting their 7.25% senior notes pursuant to the tender offer.

In March 2009, we entered into a transaction in which we purchased 7.25% senior notes with a face value of $275 million with the net proceeds of an additional floating rate term loan with a face value of $220 million.

Short-Term Borrowings and Lines of Credit

As of March 31, 2010, our short-term borrowings were $75 million consisting of (1) $61 million of short-term loans under our ABL Facility and (2) $14 million in bank overdrafts. As of March 31, 2010, $17 million of our ABL Facility was utilized for letters of credit and we had $603 million in remaining availability under this revolving credit facility.

As of March 31, 2010, we had an additional $138 million outstanding under letters of credit in Korea not included in the ABL Facility. The weighted average interest rate on our total short-term borrowings was 1.71% and 2.75% as of March 31, 2010 and 2009, respectively.

Interest Rate Swaps

As of March 31, 2010, we have interest rate swaps to fix the variable LIBOR interest rate on $520 million of our floating rate Term Loan Facility. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities. Interest rate swaps related to $400 million at an effective weighted average interest rate of 4.0% expired March 31, 2010. In January 2009, we entered into two interest rate swaps to fix the variable LIBOR interest rate on an additional $300 million of our floating Term Loan facility at a rate of 1.49%, plus any applicable margin. These interest rate swaps are effective from March 31, 2009 through March 31, 2011. In April 2009, we entered into an additional $220 million interest rate swap at a rate of 1.97%, which is effective through April 30, 2012.

We have a cross-currency interest rate swap in Korea to convert our $100 million variable rate bank loan to KRW 92 billion at a fixed rate of 5.44%. The swap expires October 2010, concurrent with the maturity of the loan.

As of March 31, 2010 approximately 74% of our debt was fixed rate and approximately 26% was variable-rate.

Korean Bank Loans

In December 2004, we entered into (1) a $70 million floating rate loan and (2) a KRW 25 billion ($25 million) floating rate loan, both due in December 2007. We immediately entered into an interest rate and cross currency swap on the $70 million floating rate loan through a 4.55% fixed rate KRW 73 billion

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We repaid a KRW 10 billion ($8 million) bank loan during May 2009 and a KRW 50 billion ($43 million) bank loan during February 2010.

Capital Lease Obligations

In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 0.8 million, which is equivalent to $0.8 million at the exchange rate as of March 31, 2010.

In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and fixed monthly payments of CHF 0.1 million, which is equivalent to $0.1 million at the exchange rate as of March 31, 2010.

11.	SHARE-BASED COMPENSATION

Share-Based Compensation Expense

Total compensation expense for active and inactive plans related to share-based awards for the respective periods is presented in the tables below (in millions). These amounts are included in Selling, general and administrative expenses in our consolidated statements of operations.

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Active Plans:
Novelis Long-Term Incentive Plan 2009	$5.4	$—	$—	$—
Novelis Long-Term Incentive Plan 2010	3.4	—	—	—
Recognition Awards(A)	—	—	2.3	1.5

	$8.8	$—	$2.3	$1.5

(A)	One-half of the outstanding Recognition Awards vested on December 31, 2007. The remaining outstanding Recognition Awards vested on December 31, 2008.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 1, 2007
Through
May 15, 2007
Predecessor

Inactive Plans(A):
Novelis 2006 Incentive Plan (stock options)	$14.5
Novelis 2006 Incentive Plan (stock appreciation rights)	5.6
Novelis Conversion Plan of 2005	23.8
Stock Price Appreciation Unit Plan	(0.5)
Deferred Share Unit Plan for Non-Executive Directors	0.2
Novelis Founders Performance Awards	0.1
Total Shareholder Returns Performance Plan	—

Inactive Plants — Total Share-Based Compensation Expense	$43.7

(A)	As a result of the Arrangement, all of our share-based compensation awards that were active as of May 15, 2007 (except for our Recognition Awards) were accelerated to vest, cancelled and settled in cash.

Active Plans

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below show the SARs activity under our 2010 LTIP and 2009 LTIP.

			Weighted	Weighted Average	Aggregate
			Average	Remaining	Intrinsic
	Number of		Exercise Price	Contractual Term	Value (USD in
2010 LTIP	SARs		(in Indian Rupees)	(in years)	millions)

SARs outstanding as of March 31, 2009	—		—	—	—
Granted	14,169,492	(A)	87.61
Exercised	—		—
Forfeited/Cancelled	(489,061)		85.79
Expired	—		—

SARs outstanding as of March 31, 2010	13,680,431		87.68	6.24	$29

			Weighted	Weighted Average	Aggregate
			Average	Remaining	Intrinsic
	Number of		Exercise Price	Contractual Term	Value (USD in
2009 LTIP	SARs		(in Indian Rupees)	(in years)	millions)

SARs outstanding as of March 31, 2009	20,606,906	(A)	60.50	6.22	(B	)
Granted	—		—
Exercised	—		—
Forfeited/Cancelled	(9,235,507)		60.50
Expired	—		—

SARs outstanding as of March 31, 2010	11,371,399		60.50	5.25	$21

(A)	Represents total SARs approved by the Board of Directors for grant. As noted above, due to the performance criterion based on a future earnings target, the amount deemed granted for accounting purposes is limited to the individual tranches subject to an established earnings target, which includes the current and prior fiscal years.

(B)	The aggregate intrinsic value is zero as the market value of a share of Hindalco stock was less than the SAR exercise price.

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Black-Scholes valuation method. We used historical stock price volatility data of Hindalco on the Bombay Stock Exchange to determine expected volatility assumptions. The fair value of each SAR under the 2010 LTIP and 2009 LTIP was estimated as of March 31, 2010 using the following assumptions:

	2010 LTIP	2009 LTIP

Expected volatility	53.50 - 59.10%	45.17 - 60.80%
Weighted average volatility	56.13%	54.78%
Dividend yield	0.74%	0.74%
Risk-free interest rate	6.86 - 7.44%	4.67 - 6.72%
Expected life	3.24 - 4.74 years	0.63 - 3.00 years

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. Since the performance criteria for fiscal years 2011 through 2013 have not yet been established and therefore, measurement periods for SARs relating to those periods have not yet commenced, no compensation expense for those tranches has been recorded for the year ended March 31, 2010. No SARs were exercisable at March 31, 2010.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with her separation from the Company, we issued 1,000,000 SARs at an exercise price of 60.50 Indian Rupees to our former President and Chief Operating Officer. We recorded $2 million of compensation expense in the third quarter for fiscal 2010 associated with the exercise of these options on December 3, 2009 which is not included in the shared based compensation table above.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $17 million which is expected to be realized over a weighted average period of 3.51 years.

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

Inactive Plans

As previously mentioned, as a result of the Arrangement, all of our share-based compensation awards (except for our Recognition Awards) were accelerated to vest, cancelled and settled in cash using the $44.93 purchase price per common share paid by Hindalco in the transaction. The following tables summarize the activity and assumptions used to estimate fair value of the material cancelled plans.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	POSTRETIREMENT BENEFIT PLANS

Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K.; unfunded pension plans in Germany; unfunded lump sum indemnities in France, Malaysia and Italy; and partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

Some of our employees participated in defined benefit plans that were previously managed by Alcan in Canada and the U.K. In Switzerland, we continue to participate in the Rio Tinto Alcan defined benefit and defined contribution plans. The pension asset transfers of $49 million and $94 million and the pension liability transfers of $48 million and $95 million for fiscal years 2009 and 2008, respectively, relate to pension transfers from Alcan.

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland, Malaysia and Brazil. We contributed the following amounts to all plans, including the Rio Tinto Alcan plans that cover our Swiss employees (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Funded pension plans	$50	$29	$35	$4
Unfunded pension plans	11	16	19	2
Savings and defined contribution pension plans	16	16	13	2

Total contributions	$77	$61	$67	$8

During fiscal year 2011, we expect to contribute $41 million to our funded pension plans, $12 million to our unfunded pension plans and $18 million to our savings and defined contribution plans.

Investment Policy and Asset Allocation

The company’s overall investment strategy is to achieve a mix of approximately 50% of investments for long-term growth (equities, real estate) and 50% for near-term benefit payments (debt securities, other) with a wide diversification of asset categories, investment styles, fund strategies and fund managers. Since most of the defined benefit plans are closed to new entrants, we expect this strategy to gradually shift more investments toward near-term benefit payments.

Each of our funded pension plans is governed by an Investment Fiduciary, who establishes an investment policy appropriate for the pension plan. The Investment Fiduciary is responsible for selecting the asset allocation for each plan, monitoring investment managers, monitoring returns versus benchmarks and

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monitoring compliance with the investment policy. The targeted allocation ranges by asset class, and the actual allocation percentages for each class are listed in the table below.

		Allocation in
		Aggregate as of
	Target	March 31,
Asset Category	Allocation Ranges	2010	2009
		Successor	Successor

Equity securities	35 - 60%	51%	46%
Debt securities	35 - 55%	40%	46%
Real estate	0 - 25%	4%	4%
Other	0 - 15%	5%	4%

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

	Pension Benefits
			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Benefit obligation at beginning of period	$945	$991	$867	$885
Service cost	35	38	40	6
Interest cost	61	57	43	6
Members’ contributions	5	9	5	—
Benefits paid	(40)	(39)	(39)	(4)
Amendments	1	—	(9)	—
Transfers/mergers	4	48	95	—
Curtailments/termination benefits	1	(2)	—	—
Actuarial (gains) losses	107	(33)	(52)	(32)
Currency (gains) losses	35	(124)	41	6

Benefit obligation at end of period	$1,154	$945	$991	$867

Benefit obligation of funded plans	$976	$787	$800	$680
Benefit obligation of unfunded plans	178	158	191	187

Benefit obligation at end of period	$1,154	$945	$991	$867

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other Benefits
			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Benefit obligation at beginning of period	$162	$171	$140	$141
Service cost	6	7	4	1
Interest cost	10	10	7	1
Benefits paid	(7)	(7)	(6)	(1)
Transfers/mergers	—	—	—	(1)
Curtailments/termination benefits	—	(3)	—	—
Actuarial (gains) losses	(6)	(14)	25	(2)
Currency (gains) losses	2	(2)	1	1

Benefit obligation at end of period	$167	$162	$171	140

Benefit obligation of funded plans	$—	$—	$—	$—
Benefit obligation of unfunded plans	167	162	171	140

Benefit obligation at end of period	$167	$162	$171	$140

	Pension Benefits
			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$598	$724	$607	$578
Actual return on plan assets	147	(102)	(14)	16
Members’ contributions	5	9	5	—
Benefits paid	(40)	(39)	(39)	(2)
Company contributions	62	45	54	12
Transfers/mergers	4	49	94	—
Currency gains (losses)	29	(88)	17	3

Fair value of plan assets at end of period	$805	$598	$724	$607

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2010		2009
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
	Successor		Successor

Funded status
Funded Status at end of period:
Assets less the benefit obligation of funded plans	$(171)	$—	$(189)	$—
Benefit obligation of unfunded plans	(178)	(167)	(158)	(162)

	$(349)	$(167)	$(347)	$(162)

As included on consolidated balance sheet
Accrued expenses and other current liabilities	(12)	(7)	(12)	(7)
Accrued postretirement benefits	(337)	(160)	(335)	(155)

	$(349)	$(167)	$(347)	$(162)

The postretirement amounts recognized in Accumulated other comprehensive income (loss), before tax effects, are presented in the table below (in millions).

	March 31,
	2010		2009
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
	Successor		Successor

Net actuarial loss	$111	$1	$118	$9
Prior service cost (credit)	(6)	—	(7)	—

Total postretirement amounts recognized in Accumulated other comprehensive loss (income)	$105	$1	$111	$9

The estimated amounts that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2011 are $10 million for pension benefits and $ — million for other postretirement benefits, primarily related to net actuarial loss.

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of March 31, 2010 and 2009 are presented in the table below (in millions).

	March 31,
	2010	2009
	Successor	Successor

Projected benefit obligation	$940	$887
Accumulated benefit obligation	$847	$784
Fair value of plan assets	$615	$549

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Benefit Payments

Expected benefit payments to be made during the next ten fiscal years are listed in the table below (in millions).

	Pension Benefits	Other Benefits

2011	$37	$7
2012	43	8
2013	47	9
2014	52	9
2015	58	10
2016 through 2019	368	66

Total	$605	$109

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

	Year Ended	Year Ended	May 16, 2007	April 1, 2007
	March 31,	March 31,	Through	Through
Pension Benefits	2010	2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Net periodic benefit cost
Service cost	$35	$38	$40	$6
Interest cost	61	57	43	6
Expected return on assets	(43)	(50)	(41)	(5)
Amortization
— actuarial losses	12	—	—	—
— prior service cost	(1)	(1)	—	—
Curtailment/settlement losses	1	(1)	—	—

Net periodic benefit cost	65	43	42	7
Proportionate share of non-consolidated affiliates’ deferred pension costs, net of tax	1	4	4	—

Total net periodic benefit costs recognized	$66	$47	$46	$7

	Year Ended	Year Ended	May 16, 2007	April 1, 2007
	March 31,	March 31,	Through	Through
Other Benefits	2010	2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Net periodic benefit cost
Service cost	$6	$7	$4	$1
Interest cost	10	10	7	1
Amortization
— actuarial losses	1	2	—	—
Curtailment/termination benefits	—	(3)	—	—

Total net periodic benefit costs recognized	$17	$16	$11	$2

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial Assumptions and Sensitivity Analysis

The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

	Year Ended	Year Ended	May 16, 2007	April 1, 2007
	March 31,	March 31,	Through	Through
Pension Benefits	2010	2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Weighted average assumptions used to determine benefit obligations
Discount rate	5.5%	6.0%	5.8%	5.4%
Average compensation growth	3.6%	3.6%	3.4%	3.8%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.1%	5.9%	5.2%	5.4%
Average compensation growth	3.4%	3.6%	3.7%	3.8%
Expected return on plan assets	6.7%	6.9%	7.3%	7.5%

	Year Ended	Year Ended	May 16, 2007	April 1, 2007
	March 31,	March 31,	Through	Through
Other Benefits	2010	2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Weighted average assumptions used to determine benefit obligations
Discount rate	5.6%	6.2%	6.1%	5.8%
Average compensation growth	3.9%	3.9%	3.9%	3.9%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	6.2%	6.1%	5.7%	5.7%
Average compensation growth	4.0%	3.9%	3.9%	3.9%

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

In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 6.8% in fiscal 2011.

We provide unfunded healthcare and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $7 million in each period for the years ended March 31, 2010 and 2009, respectively; $6 million for the period from May 16, 2007 through March 31, 2008; and $1 million for the period from April 1, 2007 through May 15, 2007. The assumed healthcare cost trend used for measurement purposes is 7.5% for fiscal 2011, decreasing gradually to 5% in 2015 and remaining at that level thereafter.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A change of one percentage point in the assumed healthcare cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease

Sensitivity Analysis
Effect on service and interest costs	$2	$(2)
Effect on benefit obligation	$14	$(12)

In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance ASC No. 712, Compensation — Retirement Benefits. Other long-term liabilities on our consolidated balance sheets includes $19 million and $20 million as of March 31, 2010 and 2009, respectively, for these benefits.

Fair Value of Plan Assets

The following pension plan assets are measured and recognized at fair value on a recurring basis (in millions). Please see Note 15 — Fair Value of Assets and Liabilities for description of the fair value hierarchy. The US pension plan assets are invested exclusively in commingled funds and classified in Level 2. The foreign pension plan assets are invested in both direct investments (Levels 1 and 2) and commingled funds (Level 2).

US Pension Plan Assets

	March 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Successor:
Large Cap Equity	$—	$127	$—	$127
Small/Mid Cap Equity	—	35	—	35
International Equity	—	77	—	77
Fixed Income	—	166	—	166

Total	$—	$405	$—	$405

Foreign Pension Plan Assets

	March 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total

Successor:
Equity	$119	$47	$—	$166
Fixed Income	15	146	—	161
Real Estate	3	27	—	30
Cash	13	—	—	13
Other	9	21	—	30

Total	$159	$241	$—	$400

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	CURRENCY LOSSES (GAINS)

The following currency losses (gains) are included in the accompanying consolidated statements of operations (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Net (gain) loss on change in fair value of currency derivative instruments(A)	$(72)	$(21)	$44	$(10)
Net (gain) loss on remeasurement of monetary assets and liabilities(B)	(15)	98	(2)	4

Net currency (gain) loss	$(87)	$77	$42	$(6)

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expenses, net.

The following currency gains (losses) are included in AOCI, net of tax (in millions).

			May 16, 2007
	Year Ended	Year Ended	Through
	March 31, 2010	March 31, 2009	March 31, 2008
	Successor	Successor	Successor

Cumulative currency translation adjustment — beginning of period	$(78)	$85	$32
Effect of changes in exchange rates	75	(163)	53

Cumulative currency translation adjustment — end of period	$(3)	$(78)	$85

14.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

In conducting our business, we use various derivative and non-derivative instruments to manage the risks arising from fluctuations in exchange rates, interest rates, aluminum prices and energy prices. Such instruments are used for risk management purposes only. We may be exposed to losses in the future if the counterparties to the contracts fail to perform. We are satisfied that the risk of such non-performance is remote due to our monitoring of credit exposures. Our ultimate gain or loss on these derivatives may differ from the amount recognized in the accompanying March 31, 2010 consolidated balance sheet.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our financial instruments and commodity contracts as of March 31, 2010 and March 31, 2009 are as follows (in millions):

	March 31, 2010
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)

Successor
Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(21)	$(21)
Interest rate swaps	—	—	(6)	(1)	(7)
Electricity swap	—	—	(8)	(27)	(35)

Total derivatives designated as hedging instruments	—	—	(14)	(49)	(63)

Derivatives not designated as hedging instruments:
Aluminum contracts	149	6	(80)	—	75
Currency exchange contracts	48	1	(10)	(1)	38
Energy contracts	—	—	(6)	—	(6)

Total derivatives not designated as hedging instruments	197	7	(96)	(1)	107

Total derivative fair value	$197	$7	$(110)	$(50)	$44

	March 31, 2009
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent	Assets/(Liabilities)

Successor
Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(11)	$(11)
Interest rate swaps	—	—	(13)	—	(13)
Electricity swap	—	—	(6)	(12)	(18)

Total derivatives designated as hedging instruments	—	—	(19)	(23)	(42)

Derivatives not designated as hedging instruments:
Aluminum contracts	99	41	(532)	(13)	(405)
Currency exchange contracts	20	31	(77)	(12)	(38)
Energy contracts	—	—	(12)	—	(12)

Total derivatives not designated as hedging instruments	119	72	(621)	(25)	(455)

Total derivative fair value	$119	$72	$(640)	$(48)	$(497)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Hedges

We use cross-currency swaps to manage our exposure to fluctuating exchange rates arising from our loans to and investments in our European operations. We had cross-currency swaps of Euro 135 million as of March 31, 2010 and 2009, designated as net investment hedges. The effective portion of the change in fair value of the derivative is included in Other comprehensive income (loss) (OCI). Prior to the Arrangement, the effective portion on the derivative was included in Change in fair value of effective portion of hedges, net. After the completion of the Acquisition, the effective portion on the derivative is included in Currency translation adjustments. The ineffective portion of gain or loss on the derivative is included in (Gain) loss on change in fair value of derivative instruments, net.

The following table summarizes the amount of gain (loss) we recognized in OCI related to our net investment hedge derivatives (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Currency exchange contracts	$(11)	$169	$(82)	$(8)

Cash Flow Hedges

We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and is reclassified when we recognize the underlying exposure into (Gain) loss on change in fair value of derivatives, net in our accompanying consolidated statements of operations. As of March 31, 2010, the outstanding portion of this swap includes 1.6 million megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate arising from our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into Interest expense and amortization of debt issuance costs in our accompanying consolidated statements of operations. We had $510 million and $690 million of outstanding interest rate swaps designated as cash flow hedges as of March 31, 2010 and 2009, respectively.

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

During the next twelve months we expect to realize $14 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

Gain or (Loss)
Recognized in Income
		Gain (Loss)	(Ineffective Portion and Amount
	Gain (Loss)	Reclassified from	Excluded from
	Recognized in OCI	AOCI into Income	Effectiveness Testing)
	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2010	March 31, 2010
	Successor	Successor	Successor

Energy contracts	$(13)	$5	$1
Interest rate swaps	$5	$—	$—

Gain or (Loss)
Recognized in Income
		Gain (Loss)	(Ineffective Portion and Amount
	Gain (Loss)	Reclassified from	Excluded from
	Recognized in OCI	AOCI into Income	Effectiveness Testing)
	Year Ended	Year Ended	Year Ended
	March 31, 2009	March 31, 2009	March 31, 2009
	Successor	Successor	Successor

Energy contracts	$(20)	$13	$—
Interest rate swaps	$3	$—	$—

Gain (Loss)
Recognized in Income
			Gain (Loss)		(Ineffective Portion and Amount
	Gain (Loss)		Reclassified from		Excluded from
	Recognized in OCI		AOCI into Income		Effectiveness Testing)
	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007	May 16, 2007	April 1, 2007
	Through	Through	Through	Through	Through	Through
	March 31, 2008	May 15, 2007	March 31, 2008	May 15, 2007	March 31, 2008	May 15, 2007
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
Currency exchange contracts	$—	$4	$—	$1	$—	$—
Energy contracts	$23	$4	$8	$—	$—	$—
Interest rate swaps	$(15)	$—	$—	$—	$(1)	$—

Derivative Instruments Not Designated as Hedges

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying consolidated statement of operations.

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. As of March 31, 2010 and 2009, we had 55 kt and 180 kt, respectively, of outstanding aluminum contracts not designated as hedges. We classify cash settlement amounts associated with these derivatives as part of investing activities in the consolidated statements of cash flows.

For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. We recognize a derivative position with both the customer and the third party for these types of contracts and we classify cash

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement amounts associated with these derivatives as part of operating activities in the consolidated statements of cash flows.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations. As of March 31, 2010 and 2009, we had outstanding currency exchange contracts with a total notional amount of $1.4 billion that were not designated as hedges.

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of March 31, 2010 and 2009, we had $10 million of outstanding interest rate swaps that were not designated as hedges.

We use heating oil swaps and natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of March 31, 2010 we had no outstanding heating oil swaps that were not designated as hedges. As of March 31, 2009, we had 3.4 million gallons of heating oil swaps that were not designated as hedges. As of March 31, 2010 and 2009, we had 4.2 million MMBTUs and 3.8 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in earnings (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$123	$(561)	$44	$7
Currency exchange contracts	72	21	(44)	10
Energy contracts	(7)	(29)	12	3

Gain (loss) recognized	188	(569)	12	20
Derivative Instruments Designated as Cash Flow Hedges
Interest rate swaps	—	—	(1)	—
Electricity swap	6	13	11	—

Gain (loss) on change in fair value of derivative instruments, net	$194	$(556)	$22	$20

15.	FAIR VALUE OF ASSETS AND LIABILITIES

We record certain assets and liabilities, primarily derivative instruments, on our consolidated balance sheets at fair value. We also disclose the fair values of certain financial instruments, including debt and loans receivable, which are not recorded at fair value. Our objective in measuring fair value is to estimate an exit price in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads and nonperformance risk, including our own nonperformance risk, in measuring fair value. We use observable market inputs wherever possible. To the extent that observable market inputs are

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not available, our fair value measurements will reflect the assumptions we used. We grade the level of the inputs and assumptions used according to a three-tier hierarchy:

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

As of March 31, 2010 and 2009, the company did not have any Level 1 financial instruments.

The following tables present our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2010 and 2009 (in millions).

	March 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities
	Successor	Successor	Successor	Successor

Level 2
Aluminum contracts	$151	$(76)	$140	$(545)
Currency exchange contracts	49	(32)	51	(74)
Electricity swap	—	—	—	—
Energy contracts	—	(6)	—	(12)
Interest rate swaps	—	(7)	—	(13)

Total Level 2 Instruments	200	(121)	191	(644)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities
	Successor	Successor	Successor	Successor

Level 3
Aluminum contracts	4	(4)	—	—
Currency exchange contracts	—	—	—	(26)
Electricity swap	—	(35)	—	(18)

Total Level 3 Instruments	4	(39)	—	(44)

Total	$204	$(160)	$191	$(688)

We recognized unrealized gains of $2 million related to Level 3 financial instruments that were still held as of March 31, 2010. These unrealized gains are included in (Gain) loss on change in fair value of derivative instruments, net.

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)

Successor:
Balance as of April 1, 2008	$11
Net realized/unrealized (losses) included in earnings(B)	(10)
Net realized/unrealized (losses) included in Other comprehensive income (loss)(C)	(33)
Net purchases, issuances and settlements	(13)
Net transfers from Level 3 to Level 2	1

Balance as of March 31, 2009	(44)
Net realized/unrealized (losses) included in earnings(B)	5
Net realized/unrealized (losses) included in Other comprehensive income (loss)(C)	(17)
Net purchases, issuances and settlements	(5)
Net transfers from Level 3 to Level 2	26

Balance as of March 31, 2010	$(35)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Recorded at Fair Value

The table below presents the estimated fair value of certain financial instruments that are not recorded at fair value on a recurring basis (in millions). The table excludes short-term financial assets and liabilities for which we believe carrying value approximates fair value.

	March 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	Successor	Successor	Successor	Successor

Assets
Long-term receivables from related parties	$21	$21	$23	$23
Liabilities
Total debt — third parties (excluding short term borrowings)	2,596	2,432	2,468	1,400
Total debt — related party	—	—	91	93

16.	OTHER (INCOME) EXPENSES, NET

Other (income) expenses, net is comprised of the following (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Exchange (gains) losses, net	$(15)	$98	$(2)	$4
Gain on reversal of accrued legal claims(A)	(3)	(26)	—	—
(Gain) loss on Brazilian tax settlement	(6)	9	—	—
Loss on disposals of property, plant and equipment, net	1	—	—	—
Sale transaction fees	—	—	—	32
Other, net	(2)	5	(4)	(1)

Other (income) expenses, net	$(25)	$86	$(6)	$35

(A)	We recognized a $26 million gain on the reversal of a previously recorded legal accrual upon settlement during the year ended March 31, 2009.

17.	INCOME TAXES

We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our Income (loss) before income taxes (and after removing our Equity in net (income) loss of non-consolidated affiliates) are as follows (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Domestic (Canada)	$(38)	$(15)	$(102)	$(45)
Foreign (all other countries)	780	(1,981)	134	(50)

Pre-tax income (loss) before equity in net (income) loss of non-consolidated affiliates	$742	$(1,996)	$32	$(95)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Income tax provision (benefit) are as follows (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Current provision (benefit):
Domestic (Canada)	$(24)	$7	$7	$—
Foreign (all other countries)	58	78	71	21

Total current	34	85	78	21

Deferred provision (benefit):
Domestic (Canada)	—	—	—	4
Foreign (all other countries)	228	(331)	(5)	(21)

Total deferred	228	(331)	(5)	(17)

Income tax provision (benefit)	$262	$(246)	$73	$4

The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions, except percentages).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Pre-tax income (loss) before equity in net (income) loss on non-consolidated affiliates	$742	$(1,996)	$32	$(95)

Canadian Statutory tax rate	30%	31%	32%	33%

Provision (benefit) at the Canadian statutory rate	$223	$(619)	$10	$(31)
Increase (decrease) for taxes on income (loss) resulting from:
Non-deductible goodwill impairment	—	415	—	—
Exchange translation items	19	(4)	39	23
Exchange remeasurement of deferred income taxes	38	(48)	27	3
Change in valuation allowances	(3)	61	(6)	13
Tax credits and other allowances	(4)	(8)	(1)	—
Expense (income) items not subject to tax	1	3	5	(9)
Enacted tax rate changes	7	(7)	(17)	—
Tax rate differences on foreign earnings	(9)	(33)	2	2
Uncertain tax positions	(10)	2	17	—
Other, net	—	(8)	(3)	3

Income tax provision (benefit)	$262	$(246)	$73	$4

Effective tax rate	35%	12%	228%	(4)%

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) non-deductible impairment of goodwill; (2) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (3) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (4) changes in valuation allowances

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses; (5) the effects of enacted tax rate changes on cumulative taxable temporary differences; (6) differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings and (7) increases or decreases in uncertain tax positions recorded under the provisions of ASC 740, Income Taxes (ASC 740).

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

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	March 31,
	2010	2009
	Successor	Successor

Deferred income tax assets:
Provisions not currently deductible for tax purposes	$221	$363
Tax losses/benefit carryforwards, net	404	390
Depreciation and Amortization	86	85
Other assets	21	45

Total deferred income tax assets	732	883
Less: valuation allowance	(223)	(228)

Net deferred income tax assets	$509	$655

Deferred income tax liabilities:
Depreciation and amortization	$824	$774
Inventory valuation reserves	97	55
Other liabilities	102	75

Total deferred income tax liabilities	$1,023	$904

Total deferred income tax liabilities	$1,023	$904
Less: Net deferred income tax assets	509	655

Net deferred income tax liabilities	$514	$249

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that valuation allowances of $223 million and $228 million were necessary as of March 31, 2010 and 2009, respectively, as described below.

As of March 31, 2010, we had net operating loss carryforwards of approximately $368 million (tax effected) and tax credit carryforwards of $36 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards began expiring in 2010 with some amounts being carried forward indefinitely. As of March 31, 2010, valuation allowances of $88 million and $17 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in the U.S., the U.K., Canada, France, Italy, Luxembourg and Brazil.

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

Our valuation allowance decreased $5 million (net) during the year ended March 31, 2010. Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.

We have undistributed earnings in our foreign subsidiaries. For those subsidiaries where the earnings are considered to be permanently reinvested, no provision for Canadian income taxes has been recorded. Upon repatriation of those earnings, in the form of dividends or otherwise, we would be subject to both Canadian income taxes (subject to an adjustment for foreign taxes paid) and withholding taxes payable to the various foreign countries. For those subsidiaries where the earnings are not considered permanently reinvested, taxes have been provided as required. The determination of the unrecorded deferred income tax liability for temporary differences related to investments in foreign subsidiaries and foreign corporate joint ventures that are considered to be permanently reinvested is not considered practicable.

Tax Uncertainties

As of March 31, 2010 and March 31, 2009, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $39 million and $46 million, respectively. It is reasonably possible that the expiration of the statutes of limitations or examinations by taxing authorities will result in a decrease in the unrecognized tax benefits of $1 million related to cross-border intercompany pricing of services rendered in various jurisdictions by March 31, 2011.

Separately, we are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $14 million decrease in unrecognized tax benefits by March 31, 2011 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties since January 2007.

Tax authorities are currently examining certain of our tax returns for fiscal years 2004 through 2008. We are evaluating potential adjustments and we do not anticipate that settlement of the examinations will result in

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a material payout. With few exceptions, tax returns for all jurisdictions for all tax years before 2003 are no longer subject to examination by taxing authorities.

During the year ended March 31, 2010, the statute of limitations lapsed with respect to unrecognized tax benefits related to potential withholding taxes and cross-border intercompany pricing of services. As a result, we recognized a reduction in unrecognized tax benefits of $28 million, including a decrease in accrued interest of $5 million, recorded as a reduction to the income tax provisions in the consolidated statement of operations and comprehensive income (loss).

Our continuing practice and policy is to record potential interest and penalties related to unrecognized tax benefits in our Income tax provision (benefit). As of March 31, 2010 and March 31, 2009, we had $14 million and $12 million accrued for potential interest on income taxes, respectively. For the periods from May 16, 2007 through March 31, 2008; and from April 1, 2007 through May 15, 2007, our Income tax provision included a charge for an additional $5 million and $0.4 million of potential interest, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Beginning balance	$51	$61	$47	$46
Additions based on tax positions related to the current period	4	1	2	—
Additions based on tax positions of prior years	7	3	7	—
Reductions based on tax positions of prior years	—	(3)	—	—
Settlements	(1)	(4)	—	—
Statute Lapses	(23)	(1)	—	—
Foreign Exchange	1	(6)	5	1

Ending Balance	$39	$51	$61	$47

Income Taxes Payable

Our consolidated balance sheets include income taxes payable of $70 million and $85 million as of March 31, 2010 and 2009, respectively. Of these amounts, $25 million and $33 million are reflected in Accrued expenses and other current liabilities as of March 31, 2010 and 2009, respectively.

18.	COMMITMENTS AND CONTINGENCIES

In connection with our spin-off from Alcan, we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Alcan for claims successfully brought against Alcan or for the defense of legal actions that arise from time to time in the normal course of our rolled products business including commercial and contract disputes, employee-related claims and tax disputes (including several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions). In addition to these assumed liabilities and contingencies, we may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity. The following describes certain legal proceedings relating to our business, including those for which we assumed liability as a result of our spin-off from Alcan.

Legal Proceedings

Coca-Cola Lawsuit.  A lawsuit was commenced against Novelis Corporation on February 15, 2007 by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) in Georgia state court. CCBSS is a consortium of Coca-Cola bottlers across the United States, including Coca-Cola Enterprises Inc. CCBSS alleges that Novelis Corporation breached the “most favored nations” provision regarding certain pricing matters under an aluminum can stock supply agreement between the parties, and seeks monetary damages in an amount to be determined at trial and a declaration of its rights under the agreement. The dispute will likely turn on the facts that are presented to the court by the parties and the court’s finding as to how certain provisions of the agreement ought to be interpreted. If CCBSS were to prevail in this litigation, the amount of damages would likely be material. However, we have concluded that a loss from the CCBSS litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe there is a reasonable possibility of a loss from the lawsuit based on information available at this time. Novelis Corporation and CCBSS have filed motions for summary judgment, and each party has filed a response to the other party’s motion. No trial date has been set.

Environmental Matters

We own and operate numerous manufacturing and other facilities in various countries around the world. Our operations are subject to environmental laws and regulations from various jurisdictions, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the remediation of contaminated sites, post-mining reclamation and restoration of natural resources, and employee health and safety. Future environmental regulations may be expected to impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements. The cost of meeting these requirements may be significant. Failure to comply with such laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions and other orders, including orders to cease operations. We expect that our total expenditures for capital improvements regarding environmental control facilities for the year ending March 31, 2011 will be approximately $5 million.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As described further in the following paragraph, we have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of March 31, 2010 will be approximately $54 million. Of this amount, $38 million is included in Other long-term liabilities, with the remaining $16 million included in Accrued expenses and other current liabilities in our consolidated balance sheet as of March 31, 2010. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Rio Tinto Alcan. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of March 31, 2010 and March 31, 2009, we had cash deposits aggregating approximately $45 million and $30 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $7 million to $123 million as of March 31, 2010. In total, these reserves approximate $149 million and $135 million, as of March 31, 2010 and 2009, respectively, and are included in Other long-term liabilities in our accompanying consolidated balance sheet.

On May 28, 2009, the Brazilian government passed a law allowing taxpayers to settle certain federal tax disputes with the Brazilian tax authorities, including disputes relating to a Brazilian national tax on manufactured products, through an installment program. Under the program, if a company elects to settle a tax dispute and pay the principal amount due over a specified payment period (e.g., 60, 120 or 180 months), the company will receive a discount on the interest and penalties owed on the disputed tax amount. Novelis joined the installment program in November of 2009 and notified the Brazilian government of its election to settle certain federal tax disputes pursuant to the program. On May 3, 2010, the Brazilian government enacted legislation permitting us to select a payment period under the installment program, and we will make our formal selection in the second quarter of fiscal year 2011.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table discloses information about our obligations under guarantees of indebtedness as of March 31, 2010 (in millions). We did not have obligations under guarantees of indebtedness related to our majority-owned subsidiaries as of March 31, 2010.

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$121	$35
Aluminium Norf GmbH	14	—

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

19.	SEGMENT, GEOGRAPHICAL AREA, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION

Segment Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

The following is a description of our operating segments:

•	North America. Headquartered in Cleveland, Ohio, this segment manufactures aluminum sheet and light gauge products and operates 11 plants, including two fully dedicated recycling facilities, in two countries.

•	Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 13 plants, including one recycling facility, in six countries.

•	Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

•	South America. Headquartered in Sao Paulo, Brazil, this segment comprises bauxite mining, alumina refining, smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates four plants in Brazil.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting (described below); (k) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

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

The tables below show selected segment financial information (in millions).

Selected Segment Financial Information

Selected Operating Results	North			South	Corporate
Year Ended March 31, 2010	America	Europe	Asia	America	and Other	Eliminations	Total
(Successor)

Net sales	$3,292	$2,975	$1,501	$948	$—	$(43)	$8,673
Write-off and amortization of fair value adjustments	128	(1)	—	—	7	—	134
Depreciation and amortization	162	153	48	64	5	(48)	384
Income tax provision (benefit)	116	73	31	69	(22)	(5)	262
Capital expenditures	38	48	15	18	2	(20)	101
Total assets as of March 31, 2010	$2,726	$2,870	$965	$1,344	$49	$(192)	$7,762

Selected Operating Results	North			South	Corporate
Year Ended March 31, 2009	America	Europe	Asia	America	and Other	Eliminations	Total
(Successor)

Net sales	$3,930	$3,718	$1,536	$1,007	$—	$(14)	$10,177
Write-off and amortization of fair value adjustments	218	7	—	—	8	—	233
Depreciation and amortization	166	226	50	72	3	(78)	439
Income tax provision (benefit)	(156)	(13)	(8)	(62)	9	(16)	(246)
Capital expenditures	42	76	20	25	2	(20)	145
Total assets as of March 31, 2009	$2,973	$2,750	$732	$1,296	$50	$(234)	$7,567

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected Operating Results	North			South	Corporate
May 16, 2007 Through March 31, 2008	America	Europe	Asia	America	and Other	Eliminations	Total
(Successor)

Net sales	$3,664	$3,831	$1,612	$908	$—	$(50)	$9,965
Write-off and amortization of fair value adjustments	242	(8)	(11)	(9)	7	—	221
Depreciation and amortization	140	176	52	62	1	(56)	375
Income tax provision (benefit)	23	(70)	1	69	16	34	73
Capital expenditures	42	98	28	28	3	(14)	185
Total assets as of March 31, 2008	$3,957	$4,355	$1,080	$1,485	$59	$(199)	$10,737

Selected Operating Results	North			South	Corporate
April 1, 2007 Through May 15, 2007	America	Europe	Asia	America	and Other	Eliminations	Total
(Predecessor)

Net sales	$446	$510	$217	$116	$—	$(8)	$1,281
Depreciation and amortization	7	11	7	5	1	(3)	28
Income tax provision (benefit)	(19)	10	—	14	(1)	—	4
Capital expenditures	4	8	4	3	1	(3)	17

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the reconciliation from income from reportable segments to Net income (loss) attributable to our common shareholder (in millions).

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
North America	$320	$82	$266	$(24)
Europe	247	236	241	32
Asia	166	86	46	6
South America	111	139	143	18
Corporate and other(A)	(90)	(57)	(46)	(38)
Depreciation and amortization	(384)	(439)	(375)	(28)
Interest expense and amortization of debt issuance costs	(175)	(182)	(191)	(27)
Interest income	11	14	18	1
Unrealized gains (losses) on change in fair value of derivative instruments, net(B)	578	(519)	(8)	5
Impairment of goodwill	—	(1,340)	—	—
Gain on extinguishment of debt	—	122	—	—
Restructuring charges, net	(14)	(95)	(6)	(1)
Adjustment to eliminate proportional consolidation	(51)	(226)	(36)	(7)
Other costs, net	8	11	5	(31)

Income (loss) before income taxes	727	(2,168)	57	(94)
Income tax provision (benefit)	262	(246)	73	4

Net income (loss)	465	(1,922)	(16)	(98)
Net income (loss) attributable to noncontrolling interests	60	(12)	4	(1)

Net income (loss) attributable to our common shareholder	$405	$(1,910)	$(20)	$(97)

(A)	Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. It also includes realized gains (losses) on corporate derivative instruments.

(B)	Unrealized gains (losses) on change in fair value of derivative instruments, net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are shown in the table below and are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments, net on our consolidated statements of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain (loss) on change in fair value of derivative instruments, net is as follows (in millions):

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Realized gains (losses) included in Segment income	$(385)	$(41)	$14	$18
Realized gains (losses) on corporate derivative instruments	1	4	16	(3)
Unrealized gains (losses)	578	(519)	(8)	5

Gains (losses) on change in fair value of derivative instruments, net	$194	$(556)	$22	$20

Geographical Area Information

We had 31 operating facilities in 11 countries as of March 31, 2010. The tables below present Net sales and Long-lived assets by geographical area (in millions). Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates.

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Net sales:
United States	$3,134	$3,685	$3,419	$427
Asia and Other Pacific	1,481	1,536	1,602	216
Brazil	947	1,006	880	109
Canada	152	243	236	19
Germany	2,041	2,439	2,508	212
United Kingdom	165	347	445	79
Other Europe	753	921	875	219

Total Net sales	$8,673	$10,177	$9,965	$1,281

	March 31,
	2010	2009
	Successor	Successor

Long-lived assets:
United States	$1,736	$1,902
Asia and Other Pacific	421	384
Brazil	767	768
Canada	135	171
Germany	384	415
United Kingdom	52	51
Other Europe	497	477

Total long-lived assets	$3,992	$4,168

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about Major Customers and Primary Supplier

The table below shows our net sales to Rexam Plc (Rexam) and Anheuser-Busch InBev (Anheuser-Busch), our two largest customers, as a percentage of total Net sales.

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Rexam	16%	17%	15%	14%
Anheuser-Busch	11%	7%	7%	9%

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined metal purchases.

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Purchases from Alcan as a percentage of total combined metal purchases in kt(A)(B)	38%	37%	35%	34%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

(B)	We purchased approximately 50% of prime and sheet ingot and molten metal from Alcan for the year end March 31, 2010.

20.	SUPPLEMENTAL INFORMATION

AOCI consists of the following (in millions).

	March 31,
	2010	2009
	Successor	Successor

Currency translation adjustment	$(8)	$(62)
Fair value of effective portion of hedges	(27)	(19)
Pension and other benefits	(68)	(67)

AOCI	$(103)	$(148)

			May 16, 2007	April 1, 2007
	Year Ended	Year Ended	Through	Through
	March 31, 2010	March 31, 2009	March 31, 2008	May 15, 2007
	Successor	Successor	Successor	Predecessor
Supplemental disclosures of cash flow information:
Interest paid	$158	$169	$200	$13
Income taxes paid	50	65	64	9
Dividends declared and paid	—	—	—	—

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows non-cash investing and financing activities related to the Agreement.

May 16, 2007
Through
March 31, 2008
Successor

Supplemental schedule of non-cash investing and financing activities related to the Agreement:
Property, plant and equipment	$(1,344)
Goodwill	(1,625)
Intangible assets	(893)
Investment in and advances to non-consolidated affiliates	(776)
Debt	66

21.	QUARTERLY RESULTS

The table below presents select operating results (in millions) and dividends per common share information by period.

	(Unaudited)
	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2009	2009	2009	2010
	Successor	Successor	Successor	Successor

Net sales	$1,960	$2,181	$2,112	$2,420
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,533	1,728	1,788	2,141
Selling, general and administrative expenses	78	83	99	100
Depreciation and amortization	100	92	93	99
Research and development expenses	8	9	10	11
Interest expense and amortization of debt issuance costs	43	44	44	44
Interest income	(3)	(3)	(2)	(3)
(Gain) loss on change in fair value of derivative instruments, net	(72)	(80)	(40)	(2)
Restructuring charges, net	3	3	1	7
Equity in net (income) loss of non-consolidated affiliates	10	10	(8)	3
Other (income) expenses, net	(13)	(6)	(2)	(4)
Income tax provision (benefit)	112	87	48	15

Net income	161	214	81	9
Net income attributable to noncontrolling interests	18	19	13	10

Net income attributable to our common shareholder	$143	$195	$68	$(1)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited)
	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2008	2008	2008	2009
	Successor	Successor	Successor	Successor

Net sales	$3,103	$2,959	$2,176	$1,939
Cost of goods sold (exclusive of depreciation and amortization shown below)	2,831	2,791	2,023	1,606
Selling, general and administrative expenses	84	89	73	73
Depreciation and amortization	116	107	107	109
Research and development expenses	12	10	11	8
Interest expense and amortization of debt issuance costs	45	46	47	44
Interest income	(5)	(5)	(3)	(1)
(Gain) loss on change in fair value of derivative instruments, net	(65)	185	396	40
Impairment of goodwill	—	—	1,340	—
Gain on extinguishment of debt	—	—	—	(122)
Restructuring charges, net	(1)	—	15	81
Equity in net (income) loss of non-consolidated affiliates	2	(2)	166	6
Other (income) expenses, net	23	10	20	33
Income tax provision (benefit)	35	(168)	(196)	83

Net income (loss)	26	(104)	(1,823)	(21)
Net income (loss) attributable to noncontrolling interests	2	—	(9)	(5)

Net income (loss) attributable to our common shareholder	$24	$(104)	$(1,814)	$(16)

22.	SUPPLEMENTAL GUARANTOR INFORMATION

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2010 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$849	$6,906	$2,468	$(1,550)	$8,673
Cost of goods sold (exclusive of depreciation and amortization shown below)	772	5,827	2,141	(1,550)	7,190
Selling, general and administrative expenses	51	249	60	—	360
Depreciation and amortization	4	289	91	—	384
Research and development expenses	26	11	1	—	38
Interest expense and amortization of debt issuance costs	114	117	8	(64)	175
Interest income	(63)	(10)	(2)	64	(11)
Gain on change in fair value of derivative instruments, net	(5)	(165)	(24)	—	(194)
Restructuring charges, net	—	8	6	—	14
Equity in net (income) loss of non-consolidated affiliates	(396)	15	—	396	15
Other (income) expenses, net	(34)	46	(37)	—	(25)

	469	6,387	2,244	(1,154)	7,946

Income (loss) before income taxes	380	519	224	(396)	727
Income tax provision (benefit)	(25)	249	38	—	262

Net income (loss)	405	270	186	(396)	465
Net income attributable to noncontrolling interests	—	—	60	—	60

Net income (loss) attributable to our common shareholder	$405	$270	$126	$(396)	$405

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2009 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,186	$8,421	$2,647	$(2,077)	$10,177
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,182	7,679	2,467	(2,077)	9,251
Selling, general and administrative expenses	9	242	68	—	319
Depreciation and amortization	16	328	95	—	439
Research and development expenses	29	10	2	—	41
Interest expense and amortization of debt issuance costs	114	134	23	(89)	182
Interest income	(78)	(15)	(10)	89	(14)
Loss on change in fair value of derivative instruments, net	5	511	40	—	556
Impairment of goodwill	—	1,340	—	—	1,340
Gain on extinguishment of debt, net	(67)	(55)	—	—	(122)
Restructuring charges, net	5	74	16	—	95
Equity in net (income) loss of non-consolidated affiliates	1,890	172	—	(1,890)	172
Other (income) expenses, net	(14)	11	89	—	86

	3,091	10,431	2,790	(3,967)	12,345

Income (loss) before income taxes	(1,905)	(2,010)	(143)	1,890	(2,168)
Income tax provision (benefit)	5	(237)	(14)	—	(246)

Net income (loss)	(1,910)	(1,773)	(129)	1,890	(1,922)
Net loss attributable to noncontrolling interests	—	—	(12)	—	(12)

Net loss attributable to our common shareholder	$(1,910)	$(1,773)	$(117)	$1,890	$(1,910)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
(In millions)

	May 16, 2007 Through March 31, 2008 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,300	$8,266	$2,701	$(2,302)	$9,965
Cost of goods sold (exclusive of depreciation and amortization shown below)	1,294	7,504	2,546	(2,302)	9,042
Selling, general and administrative expenses	40	210	69	—	319
Depreciation and amortization	19	294	62	—	375
Research and development expenses	27	17	2	—	46
Interest expense and amortization of debt issuance costs	124	135	34	(102)	191
Interest income	(90)	(17)	(13)	102	(18)
(Gain) loss on change in fair value of derivative instruments, net	8	(13)	(17)	—	(22)
Restructuring charges, net	—	2	4	—	6
Equity in net (income) loss of non-consolidated affiliates	(83)	(25)	—	83	(25)
Other (income) expenses, net	(33)	6	21	—	(6)

	1,306	8,113	2,708	(2,219)	9,908

Income (loss) before income taxes	(6)	153	(7)	(83)	57
Income tax provision (benefit)	14	53	6	—	73

Net income (loss)	(20)	100	(13)	(83)	(16)
Net income attributable to noncontrolling interests	—	—	4	—	4

Net income (loss) attributable to our common shareholder	$(20)	$100	$(17)	$(83)	$(20)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENTS OF OPERATIONS
(In millions)

	April 1, 2007 Through May 15, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$129	$1,020	$359	$(227)	$1,281
Cost of goods sold (exclusive of depreciation and amortization shown below)	131	961	340	(227)	1,205
Selling, general and administrative expenses	29	51	15	—	95
Depreciation and amortization	2	18	8	—	28
Research and development expenses	5	1	—	—	6
Interest expense and amortization of debt issuance costs	12	21	4	(10)	27
Interest income	(9)	(1)	(1)	10	(1)
(Gain) loss on change in fair value of derivative instruments, net	(2)	(19)	1	—	(20)
Restructuring charges, net	—	1	—	—	1
Equity in net (income) loss of non-consolidated affiliates	29	(1)	—	(29)	(1)
Other (income) expenses, net	29	8	(2)	—	35

	226	1,040	365	(256)	1,375

Income (loss) before income taxes	(97)	(20)	(6)	29	(94)
Income tax provision (benefit)	—	3	1	—	4

Net income (loss)	(97)	(23)	(7)	29	(98)
Net loss attributable to noncontrolling interests	—	—	(1)	—	(1)

Net loss attributable to our common shareholder	$(97)	$(23)	$(6)	$29	$(97)

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2010 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$22	$266	$149	$—	$437
Accounts receivable, net of allowances
— third parties	24	750	369	—	1,143
— related parties	695	309	65	(1,045)	24
Inventories	47	770	266	—	1,083
Prepaid expenses and other current assets	2	28	9	—	39
Fair value of derivative instruments	5	161	43	(12)	197
Deferred income tax assets	—	7	5	—	12

Total current assets	795	2,291	906	(1,057)	2,935
Property, plant and equipment, net	138	1,976	521	—	2,635
Goodwill	—	600	11	—	611
Intangible assets, net	6	740	—	—	746
Investments in and advances to non-consolidated affiliates	1,998	708	1	(1,998)	709
Fair value of derivative instruments, net of current portion	—	7	2	(2)	7
Deferred income tax assets	1	3	1	—	5
Other long-term assets	976	199	78	(1,139)	114

Total assets	$3,914	$6,524	$1,520	$(4,196)	$7,762

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$3	$100	$—	$106
Short-term borrowings
— third parties	—	61	14	—	75
— related parties	41	457	21	(519)	—
Accounts payable
— third parties	58	600	418	—	1,076
— related parties	62	350	166	(525)	53
Fair value of derivative instruments	7	102	13	(12)	110
Accrued expenses and other current liabilities	52	279	106	(1)	436
Deferred income tax liabilities	—	33	1	—	34

Total current liabilities	223	1,885	839	(1,057)	1,890
Long-term debt, net of current portion
— third parties	1,635	854	1	—	2,490
— related parties	115	929	94	(1,138)	—
Deferred income tax liabilities	—	485	12	—	497
Accrued postretirement benefits	31	349	119	—	499
Other long-term liabilities	41	333	5	(3)	376

	2,045	4,835	1,070	(2,198)	5,752

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings (accumulated deficit)	(1,525)	1,818	349	(2,167)	(1,525)
Accumulated other comprehensive income (loss)	(103)	(129)	(40)	169	(103)

Total equity of our common shareholder	1,869	1,689	309	(1,998)	1,869
Noncontrolling interests	—	—	141	—	141

Total equity	1,869	1,689	450	(1,998)	2,010

Total liabilities and equity	$3,914	$6,524	$1,520	$(4,196)	$7,762

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2009 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$3	$175	$70	$—	$248
Accounts receivable, net of allowances
— third parties	21	761	267	—	1,049
— related parties	411	183	32	(601)	25
Inventories	31	523	239	—	793
Prepaid expenses and other current assets	4	31	16	—	51
Fair value of derivative instruments	—	145	7	(33)	119
Deferred income tax assets	—	192	24	—	216

Total current assets	470	2,010	655	(634)	2,501
Property, plant and equipment, net	151	2,139	490	—	2,780
Goodwill	—	570	12	—	582
Intangible assets, net	11	794	1	—	806
Investments in and advances to non-consolidated affiliates	1,647	719	—	(1,647)	719
Fair value of derivative instruments, net of current portion	—	46	28	(2)	72
Deferred income tax assets	1	3	—	—	4
Other long-term assets	1,028	207	96	(1,228)	103

Total assets	$3,308	$6,488	$1,282	$(3,511)	$7,567

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$4	$44	$—	$51
Short-term borrowings
— third parties	—	231	33	—	264
— related parties	7	330	22	(359)	—
Accounts payable
— third parties	33	458	234	—	725
— related parties	41	157	90	(240)	48
Fair value of derivative instruments	7	540	126	(33)	640
Accrued expenses and other current liabilities	34	395	90	(3)	516
Deferred income tax liabilities	—	—	—	—	—

Total current liabilities	125	2,115	639	(635)	2,244
Long-term debt, net of current portion
— third parties	1,464	852	101	—	2,417
— related parties	223	976	120	(1,228)	91
Deferred income tax liabilities	—	459	10	—	469
Accrued postretirement benefits	27	346	122	—	495
Other long-term liabilities	50	288	5	(1)	342

	1,889	5,036	997	(1,864)	6,058

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings (accumulated deficit)	(1,930)	1,533	325	(1,858)	(1,930)
Accumulated other comprehensive income (loss)	(148)	(81)	(130)	211	(148)

Total equity of our common shareholder	1,419	1,452	195	(1,647)	1,419
Noncontrolling interests	—	—	90	—	90

Total equity	1,419	1,452	285	(1,647)	1,509

Total liabilities and equity	$3,308	$6,488	$1,282	$(3,511)	$7,567

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2010 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(16)	$564	$296	$—	$844

INVESTING ACTIVITIES
Capital expenditures	(7)	(66)	(28)	—	(101)
Proceeds from sales of assets	—	1	4	—	5
Changes to investment in and advances to non-consolidated affiliates	—	3	—	—	3
Proceeds from loans receivable, net — related parties	—	4	—	—	4
Net proceeds from settlement of derivative instruments	(3)	(285)	(107)	—	(395)

Net cash provided by (used in) investing activities	(10)	(343)	(131)	—	(484)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	177	—	—	—	177
— related parties	4	—	—	—	4
Principal repayments
— third parties	(3)	(13)	(51)	—	(67)
— related parties	(166)	(76)	(12)	159	(95)
Short-term borrowings, net
— third parties	—	(172)	(21)	—	(193)
— related parties	34	127	(2)	(159)	—
Dividends
— noncontrolling interests	—	—	(13)	—	(13)
Debt issuance costs	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	45	(134)	(99)	—	(188)

Net increase in cash and cash equivalents	19	87	66	—	172
Effect of exchange rate changes on cash balances held in foreign currencies	—	4	13	—	17
Cash and cash equivalents — beginning of period	3	175	70	—	248

Cash and cash equivalents — end of period	$22	$266	$149	$—	$437

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2009 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$87	$(123)	$39	$(223)	$(220)

INVESTING ACTIVITIES
Capital expenditures	(8)	(100)	(37)	—	(145)
Proceeds from sales of assets	2	2	1	—	5
Changes to investment in and advances to non-consolidated affiliates	—	20	—	—	20
Proceeds from loans receivable, net — related parties	—	17	—	—	17
Net proceeds from settlement of derivative instruments	2	(93)	67	—	(24)

Net cash provided by (used in) investing activities	(4)	(154)	31	—	(127)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	220	43	—	263
— related parties	91	—	—	—	91
Principal repayments
— third parties	(223)	(11)	(1)	—	(235)
— related parties	41	(89)	(152)	200	—
Short-term borrowings, net
— third parties	—	185	(9)	—	176
— related parties	2	(25)	—	23	—
Dividends
— noncontrolling interests	—	—	(6)	—	(6)
Debt issuance costs	(3)	—	—	—	(3)

Net cash provided by (used in) financing activities	(92)	280	(125)	223	286

Net increase in cash and cash equivalents	(9)	3	(55)	—	(61)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(5)	(12)	—	(17)
Cash and cash equivalents — beginning of period	12	177	137	—	326

Cash and cash equivalents — end of period	$3	$175	$70	$—	$248

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	May 16, 2007 Through March 31, 2008 — Successor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$88	$359	$144	$(190)	$401

INVESTING ACTIVITIES
Capital expenditures	(11)	(143)	(31)	—	(185)
Proceeds from sales of assets	5	2	1	—	8
Changes to investment in and advances to non-consolidated affiliates	(40)	25	(1)	40	24
Proceeds from loans receivable, net — related parties	—	18	—	—	18
Net proceeds from settlement of derivative instruments	12	36	(7)	—	41

Net cash provided by (used in) investing activities	(34)	(62)	(38)	40	(94)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	92	40	—	(40)	92
Proceeds from issuance of debt	300	659	141	—	1,100
Principal repayments
— third parties	(261)	(608)	(140)	—	(1,009)
— related parties	—	(189)	31	158	—
Short-term borrowings, net
— third parties	(45)	(188)	(8)	—	(241)
— related parties	(99)	81	(14)	32	—
Dividends
— noncontrolling interests	—	—	(1)	—	(1)
Debt issuance costs	(37)	—	—	—	(37)

Net cash provided by (used in) financing activities	(50)	(205)	9	150	(96)

Net increase in cash and cash equivalents	4	92	115	—	211
Effect of exchange rate changes on cash balances held in foreign currencies	—	11	2	—	13
Cash and cash equivalents — beginning of period	8	74	20	—	102

Cash and cash equivalents — end of period	$12	$177	$137	$—	$326

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	April 1, 2007 Through May 15, 2007 — Predecessor
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash used in operating activities	$(21)	$(181)	$(28)	$—	$(230)
INVESTING ACTIVITIES
Capital expenditures	(1)	(10)	(6)	—	(17)
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Net proceeds from settlement of derivative instruments	(5)	23	—	—	18

Net cash provided by (used in) investing activities	(6)	14	(6)	—	2

FINANCING ACTIVITIES
Proceeds from issuance of debt	—	150	—	—	150
Principal repayments	—	(1)	—	—	(1)
Short-term borrowings, net
— third parties	45	9	6	—	60
— related parties	(15)	11	4	—	—
Dividends
— noncontrolling interests	—	—	(7)	—	(7)
Debt issuance costs	(2)	—	—	—	(2)
Proceeds from the exercise of stock options	1	—	—	—	1

Net cash provided by financing activities	29	169	3	—	201

Net increase (decrease) in cash and cash equivalents	2	2	(31)	—	(27)
Effect of exchange rate changes on cash balances held in foreign currencies	—	1	—	—	1
Cash and cash equivalents — beginning of period	6	71	51	—	128

Cash and cash equivalents — end of period	$8	$74	$20	$—	$102

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on its assessment, management has concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Previously Disclosed Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In July 2008, we identified non-cash errors relating to our purchase accounting for an equity method investee, including related income tax accounts. As a result of our identification of these errors, our Audit Committee and management concluded on August 1, 2008, that our previously issued consolidated financial statements for our fiscal year ended March 31, 2008, should no longer be relied upon. Upon conducting a review of these accounting errors, management determined that as of March 31, 2008, we had a material weakness with respect to the application of purchase accounting for an equity method investee, including the related income tax accounts. This material weakness was disclosed in our amended Annual Report on Form 10-K for the fiscal year ended March 31, 2008, our quarterly report on Form 10-Q for the period ended September 30, 2008, and our quarterly report on form 10-Q for the period ended December 31, 2008. Management has concluded based on the remediation actions described below, that this material weakness did not exist at March 31, 2010.

In order to remediate the material weakness, we have performed the following:

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

2. We re-evaluated all accounting and financial reporting controls for purchase accounting and equity method investees, including related income tax accounts.

3. We conducted training sessions for key financial and tax personnel regarding equity method accounting and related income tax accounting matters.

4. We transitioned certain purchase accounting responsibilities to our regional financial personnel, including tax personnel, and developed procedures to monitor the ongoing activity of the equity-method investee.

As of March 31, 2010, management believes that the additional control procedures that have been implemented have fully remediated the material weakness.

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

Our Directors

Our Board of Directors is currently comprised of 5 directors. All of our directors were appointed by our sole shareholder, Hindalco. Our directors’ terms will expire at each annual shareholders meeting provided that if an election of directors is not held at an annual meeting of the shareholders, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors are set forth below.

Name	Director Since	Age	Position

Kumar Mangalam Birla	May 15, 2007	42	Chairman of the Board
Askaran Agarwala(B)	May 15, 2007	76	Director
D. Bhattacharya(A)(B)	May 15, 2007	61	Director and Vice Chairman of the Board
Clarence J. Chandran(A)(B)	January 6, 2005	61	Director
Donald A. Stewart(A)	May 15, 2007	63	Director

(A)	Member of our Audit Committee.

(B)	Member of our Compensation Committee.

Mr. Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of Hindalco which is among India’s largest business houses, an industry leader in aluminum and copper. He is also the Chairman of Aditya Birla Group’s leading blue-chip companies: Grasim, UltraTech Cement, Aditya Birla Nuvo and Idea Cellular and globally — Novelis, Aditya Birla Chemicals (Thailand) Limited, Indo Phil Textile Mills Inc. Mr. Birla also serves as director on the board of the Group’s international companies spanning Thailand, Indonesia, Philippines, Egypt, and Canada. Additionally, Mr. Birla serves on the board of the G.D. Birla Medical Research & Education Foundation, and is a Chancellor of the Birla Institute of Technology & Science, Pilani. He is a member of the London Business School’s Asia Pacific Advisory Board. He is a Member and Chairman of the Staff Sub-Committee of Central Board of Reserve Bank of India. Mr. Birla’s past affiliations include service on the boards of Indian Aluminum Company Limited, Maruti Udyog Limited, Indo Gulf Fertilisers Limited and Tata Steel Limited. Mr. Birla brings to the board significant global leadership experience acquired through his service as a director of numerous corporate, professional and regulatory entities in various regions of the world. Mr. Birla provides valuable insight into the business and political conditions in which we conduct our global operations.

Askaran Agarwala has served as a Director of Hindalco since July 2004. He was Chairman of the Business Review Council of the Aditya Birla Group from October 2003 to March 2010. From 1982 to October 2003, he was President of Hindalco. Mr. Agarwala serves on the Compensation Committee of the Novelis Board of Directors. Mr. Agarwala also serves as a director of several other companies including Aditya Birla Chemicals (India) Limited formerly known as Bihar Caustic & Chemicals Ltd., Tanfac Industries Ltd., and Birla Insurance Advisory Services Limited. He is a Trustee of G.D. Birla Medical Research and Education Foundation, Vaibhav Medical and Education Foundation, Sarla Basant Birla Memorial Trust and Aditya Vikram Birla Memorial Trust. Mr. Agarwala has served as a director of Renusagar Engineering & Power Services Limited, Rosa Power Supply Company Ltd., Aditya Birla Science & Technology Limited and Bina Power Supply Company Limited. Mr. Agarwala’s past and current service as a director of several companies and industry associations in the metals and manufacturing industries adds a valuable perspective to the board. Having served as president of our parent company, Hindalco Industries, Mr. Agarwala also brings a depth of understanding of our business and operations.

Mr. Debnaryan Bhattacharya has served as Managing Director of Hindalco since 2004 and has served as a Director of Hindalco since April 2004. Mr. Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He is the Chairman of Utkal Alumina

International Limited and of Aditya Birla Minerals Limited in Australia. Mr. Bhattacharya also serves as a Director of Birla Management Centre Services Limited, Dahej Harbour and Infrastructure Limited, Minerals & Minerals Limited, Aditya Birla Power Company Limited, and Pidilite Industries Limited. In addition, he has served as a director of Aditya Birla Science & Technology Limited. Mr. Bhattacharya’s extensive knowledge of the aluminum and metals industries provides a valuable resource to the company in the setting and implementation of its operating business plans as the company considers various strategic alternatives. Mr. Bhattacharya brings to the board a high degree of financial literacy.

Clarence J. Chandran has been a director of the Company since 2005. Mr. Chandran serves on the Compensation and Audit Committees of the Novelis Board of Directors, and acts as the Chairman of the Compensation Committee. Mr. Chandran serves as Chairman of The Walsingham Fund. He is a director of Marfort Deep Sea Technologies Inc. and is a past director of Alcan Inc. and MDS Inc. Mr. Chandran served as Chairman of Conros Corporation (private mass market consumer products company) from 2001 to 2006. He retired as Chief Operating Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a member of the Board of Visitors of the Pratt School of Engineering at Duke University. Mr. Chandran has acquired years of significant experience through his leadership and management of companies with international business operations. Mr. Chandran brings to the board his deep knowledge in the areas of technology, sales and global operations.

Donald A. Stewart is Chief Executive Officer and a Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada, a leading international financial services company. Mr. Stewart serves on the Audit Committee of the Novelis Board of Directors and serves as its Chairman. From 1987 to 1992, Mr. Stewart held overall responsibility for Sun Life’s information technology function. He was appointed Chief Executive Officer of Sun Life Trust Company in September 1992. In 1996, he was appointed President and Chief Operating Officer, and in 1998 Chief Executive Officer of Sun Life. Mr. Stewart also serves a director of the Canadian Life and Health Insurance Association and is a member of The Geneva Association. His past affiliations include service as a director of CI Financial Corp. Mr. Stewart brings extensive financial management and operating experience to the board. In addition, as the current CEO of Sun Life, Mr. Stewart brings to the board significant leadership experience.

Our Executive Officers

The following table sets forth information for persons currently serving as executive officers of our company. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position

Philip Martens	50	President and Chief Operating Officer
Steven Fisher	39	Senior Vice President and Chief Financial Officer
Alexandre Almeida	46	Senior Vice President and President of Novelis South America
Jean-Marc Germain	44	Senior Vice President and President of Novelis North America
Antonio Tadeu Coelho Nardocci	52	Senior Vice President and President of Novelis Europe
Thomas Walpole	55	Senior Vice President and President of Novelis Asia
Eric Drummond	50	Chief People and Communications Officer
Nicholas Madden	52	Vice President and Chief Procurement Officer
Erwin Mayr	40	Senior Vice President and Chief Strategy Officer
Randal Miller	47	Vice President, Treasurer
Robert Nelson	53	Vice President, Controller and Chief Accounting Officer
Leslie J. Parrette, Jr.	48	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary

Philip Martens was appointed President and Chief Operating Officer effective May 8, 2009. Mr. Martens most recently served as Senior Vice President and President, Light Vehicle Systems, ArvinMeritor Inc. from September 2006 to January 2009. He was also President and CEO designate, Arvin Innovation. Prior to that, he served as President and Chief Operating Officer of Plastech Engineered Products from 2005 to 2006. From 1987 to 2005, he held various engineering and leadership positions at Ford Motor Company, most recently serving as Group Vice President of Product Creation. Mr. Martens holds a degree in mechanical engineering from Virginia Polytechnic Institute and State University and an M.B.A. from the University of Michigan. In 2003, Mr. Martens received a Doctorate in Automotive Engineering from Lawrence Technological University for his extensive contributions to the global automotive industry.

Steven Fisher is our Senior Vice President and Chief Financial Officer. Mr. Fisher joined Novelis in February 2006 as Vice President, Strategic Planning and Corporate Development. He was appointed Chief Financial Officer in May 2007 following the acquisition of Novelis by Hindalco. Mr. Fisher served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp. from July 2005 to February 2006. Prior to joining TXU Energy, Mr. Fisher served in various senior finance roles at Aquila, Inc., an international electric and gas utility and energy trading company, including Vice President, Controller and Strategic Planning, from 2001 to 2005. He is also a member of the board of directors of Lionbridge Technologies, Inc. since 2009. Mr. Fisher is a graduate of the University of Iowa in 1993, where he earned a B.B.A. in Finance and Accounting. He is a Certified Public Accountant.

Alexandre Almeida is a Senior Vice President and President, Novelis South America. Prior to this appointment in August 2008, Mr. Almeida had served as Chief Financial Officer of Novelis South America beginning in January 2005. Formerly, he was Managing Director of Alcan Composites Brasil Ltda. from 2003 to 2005 and was previously Chief Operating Officer and Chief Financial Officer for Líder Taxi Aereo S.A., a leading business aviation company in Latin America. Mr. Almeida holds a degree in Metallurgical Engineering and a Masters Degree in Computer Science from Universidade Federal de Minas Gerais, and also a postgraduate degree in Finance Administration from João Pinheiro Foundation.

Jean-Marc Germain is a Senior Vice President and President Novelis North America. Mr. Germain was Vice President Global Can for Novelis Inc. from January 2007 until May 2008 when he was appointed Senior Vice President and the President of our North American operations. He was previously Vice President and General Manager of Light Gauge Products for Novelis North America from September 2004 to December 2006, and prior to that Mr. Germain held a number of senior positions with Alcan Inc. and Pechiney S.A. From January 2004 to August 2004 he served as co-lead of the Integration Leadership Team for the Alcan and Pechiney merger, which occurred in 2004. Prior to that, he served as Senior Vice President & General Manager Foil, Strip and Specialties Division for Pechiney from September 2001 to December 2003. Before his time at Alcan and Pechiney, Mr. Germain worked for GE Capital and Bain & Company. Mr. Germain is a graduate from École Polytechnique in Paris, France.

Antonio Tadeu Coelho Nardocci has served as our Senior Vice President and President, Novelis Europe since June 2009. He previously served as our Senior Vice President, Strategy, Innovation and Technology from August 2008 to June 2009, and as Senior Vice President and President of our South American operations from February 2005 to August 2008. Prior to our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, most recently serving as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci is a member of the board of the European Aluminium Association.

Thomas Walpole is a Senior Vice President and the President, Novelis Asia. Mr. Walpole was our Vice President and General Manager, Can Products Business Unit from January 2005 until February 2006. Mr. Walpole joined Alcan in 1979 and has held various senior management roles. Mr. Walpole held international positions within Alcan in Europe and Asia until 2004. He began as Vice President, Sales, Marketing & Business Development for Alcan Taihan Aluminum Ltd. and most recently was President of the Litho/Can and Painted Products for the European region. Mr. Walpole graduated from State University of New York at Oswego with a B.S. in Accounting, and holds an M.B.A. from Case Western Reserve University.

Eric Drummond has served as our Chief People and Communications Officer since November 2009. Prior to joining our company, he served as Vice President, Global Human Resources for the National Basketball Association from April 2007 to November 2009. Before that, Mr. Drummond served in various leadership positions with Ingersoll-Rand, PepsiCo, and Coors Brewing, and The NBA. He is a member of the board of Michigan State University and the University of Colorado. Mr. Drummond holds a B.S., Employment and International Relations and a Masters degree, Labor and Industrial Relations, from Michigan State University.

Nicholas Madden is our Vice President and Chief Procurement Officer. Prior to this role, which he assumed in October 2006, Mr. Madden served as President of Novelis Europe’s Can, Litho and Recycling business unit beginning in October 2004. He was Vice President of Metal Management and Procurement for Alcan’s Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a B.Sc. (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.

Erwin Mayr has served as our Senior Vice President and Chief Strategy Officer since October 2009. He previously held a number of leadership positions within our European operations, including Business Unit President, Advanced Rolled Products, from 2002 until 2009. Prior to joining our company in 2002, Mr. Mayr was an associate partner with the consulting firm Monitor Group. Mr. Mayr earned his Ph.D., Physics from Ulm University (Germany).

Randal P. Miller is our Vice President, Treasurer.  Prior to joining Novelis in July 2008, Mr. Miller served as Vice President and Treasurer of Transocean Offshore Deepwater Drilling from May 2006 to November 2007 where he was responsible for all treasury, banking, and capital markets activities for Transocean and its subsidiaries. From 2001 to 2006, Mr. Miller served as Vice President Finance, Treasurer of Aquila, Inc. Mr. Miller earned his B.S.B.A. from Iowa State University and M.B.A from the University of Missouri — Kansas City.

Robert Nelson is our Vice President, Controller and Chief Accounting Officer. Mr. Nelson served as the Acting Controller of Novelis Inc. beginning in July 2008 and was appointed Vice President, Controller and Chief Accounting Officer in November 2008. Previously, he worked for 22 years at Georgia Pacific, one of the world’s leading manufacturers of tissue, pulp, paper, packaging, and building products. Mr. Nelson served in a variety of corporate and operational financial roles at Georgia Pacific, most recently as Vice President and Controller from 2004 to 2006. Prior to that, he was Vice President Finance, Consumer Products & Packaging. Mr. Nelson earned a degree in Accountancy from the University of Illinois — Urbana — Champaign and is a Certified Public Accountant in the State of Georgia.

Leslie J. Parrette, Jr. rejoined our company in October 2009 to serve as our Senior Vice President, General Counsel and Compliance Officer, and he was appointed Corporate Secretary in February 2010. Before rejoining our company, Mr. Parrette served as Senior Vice President, Legal Affairs and General Counsel for WESCO International, Inc. (formerly Westinghouse Electric Supply Co.) (electrical product distribution) from March 2009 until October 2009. From March 2005 until March 2009, he served as our Senior Vice President, General Counsel, Secretary and Compliance Officer. Prior to that, Mr. Parrette served as Senior Vice President, General Counsel and Secretary for Aquila, Inc. (gas and electric utility; energy trading) from July 2000 until February 2005. Mr. Parrette holds an A.B. in Sociology from Harvard College and received his J.D. from Harvard Law School.

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

Novelis Board of Directors

Our Board of Directors currently has five members, all of whom are appointed by our sole shareholder. Our Board of Directors has the responsibility for stewardship of Novelis Inc., including the responsibility to ensure that we are managed in the interest of our sole shareholder, while taking into account the interests of other stakeholders. Our Board of Directors supervises the management of our business and affairs and discharges its duties and obligations in accordance with the provisions of: (1) our articles of incorporation and bylaws; (2) the charters of its committees and (3) other applicable legislation and company policies.

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

Audit Committee and Financial Experts

Our Board of Directors has established an Audit Committee. Messrs. Stewart, Bhattacharya and Chandran are the members of the Audit Committee. Mr. Stewart, an independent director, has been identified as an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC.

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

Compensation Discussion and Analysis

Introduction

This section provides a discussion of the background and objectives of our compensation programs for senior management, as well as a discussion of all material elements of the compensation of each of the named executive officers for fiscal 2010 identified in the following table. The named executive officers are determined in accordance with SEC rules and include (1) the persons that served as our principal executive officer and principal financial officer during any part of fiscal 2010, and (2) the three other highest paid executive officers that were employed on March 31, 2010.

Name	Title

Philip Martens	President and Chief Operating Officer
Martha Finn Brooks	Former President and Chief Operating Officer
Steven Fisher	Senior Vice President and Chief Financial Officer
Jean-Marc Germain	Senior Vice President and President of Novelis North America
Thomas Walpole	Senior Vice President and President of Novelis Asia
Tadeu Nardocci	Senior Vice President and President of Novelis Europe

Compensation Committee and Role of Management

The Compensation Committee of our board of directors (the Committee) has the responsibility for approving the compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Committee acts pursuant to a charter approved by our board, which is reviewed annually.

Our Chief People and Communications Officer serves as the management liaison officer for the Committee. Our human resources and legal departments provide assistance to the Committee in connection with administration of the Committee’s responsibilities.

Our named executive officers have no direct role in setting their own compensation. The Committee, however, normally meets with our management team to evaluate performance against pre-established goals and management makes recommendations to the board regarding budgets, which affect certain goals. Our President and Chief Operating Officer also makes recommendations regarding compensation matters related to other named executive officers and provides input regarding executive compensation programs and policies generally.

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

Objectives and Design of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who can contribute to our long-term success and thereby build value for our shareholder. The program is organized around three fundamental principles:

•	Provide Total Direct Compensation Opportunities That Are Competitive with Similar Positions at Comparable Companies: To enable us to attract, motivate and retain qualified executives, total direct compensation opportunities for each executive (base pay, annual short-term incentives and long-term incentives) are targeted at levels to be competitive with similar positions at comparable companies. The Company strives to create a total direct compensation package that is at the median of the peer companies described below.

•	A Substantial Portion of Total Direct Compensation Should Be at Risk Because It Is Performance-Based: We believe executives should be rewarded for their performance. Consequently, a substantial portion of an executive’s total direct compensation should be at risk, with amounts actually paid dependent on performance against pre-established objectives for the individual and us. The portion of an individual’s total direct compensation that is based upon these performance objectives should increase as the individual’s business responsibilities increase.

•	A Substantial Portion of Total Direct Compensation Should be Delivered in the Form of Long-Term Performance Based Awards: We believe a long-term stake in the sustained performance of Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value. As a result, we may provide long-term performance based awards, which are generally paid in cash.

The Committee recognizes that the engagement of strong talent in critical functions may entail recruiting new executives at times and involve negotiations with individual candidates. As a result, the Committee may determine in a particular situation that it is in our best interests to negotiate compensation packages that deviate from the principles set forth above.

In fiscal 2010, the Committee and the board, elected not to use the services of a compensation consultant, but instead chose to evaluate our compensation programs based on generally available market data including the following:

1. Market data provided by the Hay Group (a global human resource consulting firm) for the following peer group of companies: Air Products, Alcan, Altria Group — Philip Morris USA, Anheuser Busch, Arcelor Mittal, Ashland Inc., Bayer, BHP Billiton, Caterpillar, Coca Cola Enterprises Inc., Dow Chemical Company, Eastman Chemical, Eaton Industries Manufacturing GmbH, Hilti Corporation, Ingersoll Rand, Kennametal, PPG Industries, Praxair Inc., Sab Miller, Saint Gobain and Volkswagen Group.

2. Market data provided by Hay Group for companies of size US$1Bn+ in revenues in the sectors of Manufacturing and Materials. This information was provided for all levels of the organization.

3. Data from several compensation surveys published by leading global human resources consulting firms.

Elements of Our Compensation Program

Our compensation program consists of the following key elements:

•	Base Pay

•	Short-Term (Annual) Incentives

•	Long-Term Incentives

•	Employee Benefits

The Committee periodically compares the competitiveness of these key elements to that of companies in our peer group and to the market data provided by the Hay Group, Hewitt Associates and other human resources consulting firms. Our general goal is to be at or near the 50th percentile among our peer group. In fiscal 2010, this review revealed that the total direct compensation opportunity for our executive officers was at our target, without significant variation by position and by element of compensation.

Base Pay.  Based on market practices, the Committee believes it is appropriate that some portion of total direct compensation be provided in a form that is fixed and liquid. Base salary for our named executive officers is generally reviewed by the Committee in the first quarter of each fiscal year and any increases are effective on July 1. In setting base salary, the Committee is mindful of its overall goal for allocation of total compensation to this element and the median base salary for comparable positions at companies in our peer group and as confirmed by additional market data.

Short-Term (Annual) Incentives.  We believe having an annual incentive opportunity is necessary to attract, retain and reward key management. Our general philosophy is that annual cash incentives should be based on achievement of company-wide and business unit goals as appropriate for the named executive officer. The Committee also retains the discretion to adjust, up or down, annual cash incentives earned based on the Committee’s subjective assessment of individual performance. Annual incentives should be consistent with the strategic goals set by the board, and the performance benchmarks should be sufficiently ambitious so as to provide meaningful incentive to our executive officers.

Annual Incentive Plan — 2009 — 2010

Our Committee and board, after input from management, approved the Annual Incentive Plan (AIP) — 2009 — 2010 to provide short-term incentives for fiscal 2010. The performance benchmarks for the year were tied to four key components: (1) Normalized Operating Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) performance; (2) Operating Free Cash Flow performance; (3) satisfaction of certain EHS objectives; and (4) Individual Performance against objectives.

•	Normalized Operating EBITDA is our key financial metric for business profitability. It is calculated by removing the following four items from Operating EBITDA (or Segment Income as reported in our external US GAAP financial statements):

(1) Metal Price Lag — We remove from Operating EBITDA the impacts from timing differences in the pass-through of metal price changes to our customers, net of realized derivative instruments.

(2) Re-measurement of Working Capital and Debt — We remove from Operating EBITDA the impacts from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized derivative instruments.

(3) Purchase Accounting — We remove from Operating EBITDA the impacts from purchase accounting amortizations, primarily related to the asset basis step-up and contracts which were adjusted to fair value on the date Novelis was acquired by Hindalco.

(4) Can Price Ceilings — We remove from Operating EBITDA the impacts from sales contracts with metal price ceilings, net of realized derivative instruments. (Note: Beginning in the fourth quarter of fiscal 2010, this adjustment will no longer be required since Novelis no longer has sales contracts with metal price ceilings.)

The potential payout attributable to Normalized Operating EBITDA performance could have ranged from: (1) 0% of target if fiscal 2010 performance did not exceed the performance threshold; (2) 100% of target if fiscal 2010 results met the business plan target; and (3) up to a maximum of 200% of target if fiscal 2010 results met or exceeded the high end business plan target. For fiscal 2010, there was one discretionary adjustment. During fiscal 2010, our South America region increased its accounts receivable factoring programs from a planned level of $18 million to $35 million at the request of the corporate office. The adjustment removes the $17 million unplanned benefit from the Operating Free Cash Flow results, since this is a non-operational cash flow. The related factoring expense of $0.8 million is also added back to Normalized Operating EBITDA.

•	Operating Free Cash Flow is our key financial metric for business cash generation. At a region level, it is calculated as (1) Operating EBITDA (2) minus Capital Expenditures (3) plus (minus) net cash inflows (outflows) for Working Capital and Other Assets/Liabilities. For the total-company metric, we also include net cash inflows (outflows) for (4) Interest, (5) Taxes, (6) Dividends, (7) Corporate Expenses, (8) Restructuring Charges and (9) Proceeds from Asset Sales.

We also remove from Operating Free Cash Flow the impacts from timing differences in the pass-through of metal price changes to our customers, net of realized derivative instruments (which we refer to as the “metal price lag”) and make an adjustment to Operating Free Cash Flow to moderate the cash flow impact of LME prices on year end metal inventory values. Our formula varies based on the relative positions of actual and budgeted LME prices in the fourth quarter, as a means of aligning this adjustment with our desired inventory management practices. The potential payout attributable to operating free cash flow performance could have ranged from: (1) 0% of target if fiscal 2010 performance did not exceed the performance threshold; (2) 100% of target if fiscal 2010 results met the business plan target; and (3) up to 200% of target if fiscal 2010 results met or exceeded the high end business plan target. For fiscal 2010, there was one discretionary adjustment. During fiscal 2010, our South America region increased its accounts receivable factoring programs from a planned level of $18 million to $35 million at the request of the corporate office. The adjustment removes the $17 million unplanned benefit from the Operating Free Cash Flow results, since this is a non-operational cash flow.

•	EHS objectives included Recordable Case Rates, Lost Time Injury and Illness Case Rates and certain Strategic EHS Initiatives. The Recordable Case Rate establishes targets for reducing the level of workplace accidents resulting in an injury requiring more than first aid treatment. The Lost Time Injury and Illness Case Rate establishes targets for reducing the level of workplace injuries or illnesses resulting in lost time of one shift or more. The Strategic EHS Initiatives establish targets for the completion of environmental initiatives that lead to significant reductions in water emissions, energy or waste aligned with site specific issues, and, establish targets for the completion of occupational health and safety initiatives that reduce site specific risks and exposures.

The potential payout attributable to satisfying EHS objectives also ranged from 0% to 200% of target and was measured against continuous improvement targets for recordable cases and lost time injuries and illness as well as the completion of strategic EHS initiatives.

•	Individual Performance objectives are also established in recognition of each individual’s unique job responsibilities. The potential payout attributable to Individual Performance also ranged from 0% to 200% of target as measured against individual performance targets.

The table below shows for each named executive officer, other than Ms. Brooks who was not eligible for bonus for fiscal 2010, the target AIP bonus amount, the applicable performance objectives and relevant weightings, target and actual performance for each goal and the amount earned based on actual performance.

	Target
	Bonus						Achievement
	as a % of	Target	Performance		Target	Actual	as a % of	Bonus
Name	Salary	Bonus ($)(A)	Objectives	Weighting	Performance (C)	Performance (C)	Target	Payoff ($)

Philip Martens	90%	630,000	Novelis Normalized Operating EBITDA	40%	$625.5	$761.4	158.3%	398,916
			Novelis Operating Free Cash Flow	40%	$178.1	$476.4	200.0%	504,000
			Novelis EHS:
			Recordable Case Rate	3%	0.94	0.85	147.9%	27,953
			Lost Time Rate	3%	0.23	0.23	100.0%	18,900
			Completed Strategic Initiatives	4%	4	5.81	190.5%	48,006
			Individual Performance	10%			200.0%	126,000

								1,123,775

Steven Fisher	75%	337,500	Novelis Normalized Operating EBITDA	40%	$625.5	$761.4	158.3%	213,705
			Novelis Operating Free Cash Flow	40%	$178.1	$476.4	200.0%	270,000
			Novelis EHS:
			Recordable Case Rate	3%	0.94	0.85	147.9%	14,974
			Lost Time Rate	3%	0.23	0.23	100.0%	10,125
			Completed Strategic Initiatives	4%	4	5.81	190.5%	25,718
			Individual Performance	10%			120.0%	40,500

								575,022

Jean-Marc Germain	65%	211,250	Novelis Normalized Operating EBITDA	20%	$625.5	$761.4	158.3%	66,882
			North America Normalized Operating EBITDA	20%	$231.1	$312.3	200.0%	84,500
			Novelis Operating Free Cash Flow	20%	$178.1	$476.4	200.0%	84,500
			North America Operating Free Cash Flow	20%	$105.1	$227.3	200.0%	84,500
			North America EHS:
			Recordable Case Rate	3%	1.22	0.995	192.2%	12,181
			Lost Time Rate	3%	0.09	0.09	100.0%	6,337
			Completed Strategic Initiatives	4%	4	6.0	200.0%	16,900
			Individual Performance	10%			120.0%	25,350

								381,150

	Target
	Bonus						Achievement
	as a % of	Target	Performance		Target	Actual	as a % of	Bonus
Name	Salary	Bonus ($)(A)	Objectives	Weighting	Performance (C)	Performance (C)	Target	Payoff ($)

Thomas Walpole	55%	156,750	Novelis Normalized Operating EBITDA	20%	$625.5	$761.4	158.3%	49,627
			Asia Normalized Operating EBITDA	20%	$103.3	$159.9	200.0%	62,700
			Novelis Operating Free Cash Flow	20%	$178.1	$476.4	200.0%	62,700
			Asia Operating Free Cash Flow	20%	$152.5	$229.8	200.0%	62,700
			Asia EHS:
			Recordable Case Rate	3%	0.58	0.89	0%	—
			Lost Time Rate	3%	0.17	0.47	0%	—
			Completed Strategic Initiatives	4%	4	6.0	200%	12,540
			Individual Performance	10%			200%	31,350

								281,617

Tadeu Nardocci(B)	60%	42,040	Novelis Normalized Operating EBITDA	40%	$625.5	$761.4	158.3%	26,620
			Novelis Operating Free Cash Flow	40%	$178.1	$476.4	200.0%	33,632
			Novelis EHS:
			Recordable Case Rate	3%	0.94	0.85	147.9%	1,865
			Lost Time Rate	3%	0.23	0.23	100.0%	1,262
			Completed Strategic Initiatives	4%	4	5.81	190.5%	3,203
			Individual Performance	10%			100.0%	4,204

								70,786

	60%	201,367	Novelis Normalized Operating EBITDA	20%	$625.5	$761.4	158.3%	63,753
			Europe Normalized Operating EBITDA	20%	€176.0	€186.4	114.9%	46,274
			Novelis Operating Free Cash Flow	20%	$178.1	$476.4	200.0%	80,547
			Europe Operating Free Cash Flow	20%	€122.4	€135.9	124.4%	50,100
			Novelis Europe EHS:
			Recordable Case Rate	3%	0.99	0.60	200.0%	12,082
			Lost Time Rate	3%	0.36	0.25	161.1%	9,732
			Completed Strategic Initiatives	4%	4	5.57	178.5%	14,378
			Individual Performance	10%			100.0%	20,137

								297,003

								367,789

(A)	All amounts earned in currencies other than U.S. dollars are reflected in this table and in the entire Compensation Discussion and Analysis as U.S. dollars as adjusted by the exchange rates in effect on March 31, 2010.

(B)	Mr. Nardocci receives AIP bonus consideration for two months for his corporate role and for ten months for his role in Europe.

(C)	Dollars ($) and Euros (€) in millions.

In fiscal 2010, the Committee did not see the need to exercise its discretion to adjust annual cash incentives earned under the 2010 AIP based on a subjective review of individual performance

Long-Term Incentives.  The Committee believes that a substantial portion of each executive’s total direct compensation opportunity should be based on long-term performance. The awards should align the interests of our executives and our shareholder. The opportunity to receive long-term incentive compensation by an executive in a given year is generally determined by reference to the market for long-term incentive compensation among our peer group companies group and as confirmed by additional market data. The Committee is also mindful of long-term incentive awards made in prior years and takes such awards into account in determining the amount of current-year awards.

Long-Term Incentive Plan — Fiscal 2008 — Fiscal 2010 (2008 LTIP)

For the 2008 LTIP covering fiscal years 2008 through 2010, the Committee granted awards that are cash-based awards, 80% of which is based on economic profit performance and 20% of which is based on EBITDA performance related to innovation projects, which provided the best link between the interests of executives and our shareholder.

The Committee met during the first quarter of fiscal 2010 to evaluate and approve fiscal 2010 payouts for the 2008 LTIP. The Committee determined that maximum awards were payable for fiscal 2010 for economic profit performance and determined that awards of 174.4% of target were payable for innovation EBITDA performance, and, determined that no awards were payable for cumulative economic profit performance. Ms. Brooks was not eligible for payments under this plan for fiscal 2010. Mr. Martens was not an employee at the time that grants were made under this plan.

The following amounts were earned under this plan in fiscal 2010.

		Eligible for
	2008	Payout
	LTIP	Based on	2010	2010
	Approved	2010	Approved	Approved
Name	Grant ($)	Results ($)	Level	Payout ($)

Steven Fisher	450,000	270,000	124.8%	336,960
Jean-Marc Germain	215,000	129,000	124.8%	160,992
Thomas Walpole	325,000	195,000	124.8%	243,360
Tadeu Nardocci	325,000	195,000	124.8%	243,360

Long-term Incentive Plan — Fiscal 2009 — Fiscal 2012 (2009 LTIP)

For the 2009 LTIP covering fiscal years 2009 through 2012, the board of directors redesigned the prior year’s LTIP with the intent of providing a more direct line of sight for participants to Company performance as measured by the increase in the price of Hindalco shares. The 2009 LTIP was formally approved by the directors on June 19, 2008.

Awards under the 2009 LTIP consist of performance-based stock appreciation rights (“SARs”), with the value of one SAR being equivalent to the increase in value of one Hindalco share. The SARs will vest 25% each year for four years, subject to performance criteria being fulfilled. The performance criterion will be based on Operating EBIDTA performance for Novelis each year. The vesting threshold will be 75% performance versus target each year, at which point 75% of SARs due that year, would vest. There would be a straight line vesting up to 100% of performance. After the SARs have vested, they can be exercised at times decided by the employee. The value realized is dependent on the stock price of Hindalco at the time of exercise; however, the value will be restricted to a maximum of 2.5 times the target opportunity if the SARs are exercised within one year of vesting. The maximum will be 3 times for SARs exercised more than one year after vesting.

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

The following grants were made to our named executive officers, except for Mr. Martens who was not an employee at the time the grants were made, under the 2009 LTIP. Target Operating EBITDA for fiscal 2010 was exceeded and the second tranche of SARs will fully vest on June 19, 2010, for fiscal 2010 as shown below.

			Number of
			SARs Vesting
	2009-2012		on June 19,
	LTIP	Number of	2010	Number of
	Approved	SARs	Based on	SARs Forfeited/
Name	Grant ($)	Granted	Fiscal 2010	Canceled

Martha Finn Brooks	2,231,000	3,919,938	—	3,919,938	(A)
Steven Fisher	500,000	878,516	219,629	—
Jean-Marc Germain	500,000	878,516	219,629	—
Thomas Walpole	350,000	614,961	153,741	—
Tadeu Nardocci	350,000	614,961	153,741	—

(A)	These SARs were cancelled upon Ms. Brooks’ termination.

Long-term Incentive Plan — Fiscal 2010 — Fiscal 2013 (2010 LTIP)

The 2010 LTIP covering fiscal years 2010 through 2013 was approved by the board of directors on June 25, 2009. The 2010 LTIP is identical to the 2009 LTIP except that the performance measure is Normalized Operating EBITDA instead of Operating EBITDA.

The following grants were made to our named executive officers, except for Ms. Brooks who was not employed at the time of the grant, under the 2010 LTIP. Target Normalized Operating EBITDA for fiscal 2010 was exceeded and the first tranche of SARs will fully vest on June 25, 2010 for fiscal 2010 as shown below.

			Number of
			SARs Vesting on
	2010-2013		June 25,
	LTIP	Number of	2010	Number of
	Approved	SARs	Based on	SARs Forfeited/
Name	Grant ($)	Granted	Fiscal 2010	Canceled

Philip Martens	2,000,000	2,340,005	585,002	—
Steven Fisher	525,000	614,251	153,563	—
Jean-Marc Germain	525,000	614,251	153,563	—
Thomas Walpole	350,000	409,501	102,376	—
Tadeu Nardocci	525,000	614,251	153,563	—

Individual Retention Agreements — July 1, 2009

On July 1, 2009 we entered into individual retention arrangements with all named executive officers except Mr. Martens and Ms. Brooks. The agreements provide for cash payments to the named executive officers on July 1, 2010, July 1 2011 and July 1, 2012, unless the named executive officer voluntarily terminates or is terminated for cause prior to those dates. The arrangements also provide for the grant of phantom restricted shares, with one share equal to the value of one Hindalco share. The phantom restricted shares will vest on July 1, 2012, unless the named executive officer voluntarily terminates or is terminated for cause prior to that date; provided that the maximum payout may not exceed two times the original value of the phantom restricted shares.

The cash amounts payable under the retention arrangements are as follows:

	July 1,	July 1,	July 1,
	2010 ($)	2011 ($)	2012 ($)

Steven Fisher	75,000	75,000	75,000
Jean-Marc Germain	54,000	54,000	54,000
Thomas Walpole	47,500	47,500	47,500
Tadeu Nardocci	70,067	70,067	70,067

The phantom restricted share opportunity (payable in cash) is as follows:

		# of Phantom
	Original	Restricted
	Value ($)	Shares

Steven Fisher	180,000	103,667
Jean-Marc Germain	130,000	74,871
Thomas Walpole	114,000	65,656
Tadeu Nardocci	154,020	88,704

Employee Benefits

•	U.S. Pension Plan:

Following our spinoff from Alcan, we adopted the Novelis Pension Plan and the Novelis Supplemental Executive Retirement Plan (the Novelis SERP), which provide benefits identical to the benefits provided under the Alcancorp Pension Plans. Executives who were participants in the Alcancorp Pension Plan participate in the Novelis Pension Plan and Novelis SERP (collectively referred to as the U.S. Pension Plan). Executives who were not participants in the Alcancorp Pension Plan or who were hired on or after January 1, 2005 do not participate in the U.S. Pension Plan. Ms. Brooks and Messrs. Germain and Walpole are all participants in the U.S. Pension Plan.

Additional Pension Benefits:  In addition to her participation in the U.S. Pension Plan described above, Ms. Brooks will receive from us a supplemental pension equal to the excess of the pension she would have received from her employer prior to joining Alcan had she been covered by her prior employer’s pension plan until her separation or retirement from Novelis, over the sum of her pension from the U.S. Pension Plan and the pension rights actually accrued with her previous employer. The supplemental pension will be $1,363 per month beginning at age 55 (July 1, 2014).

•	Savings Plan and Non-Qualified Defined Contribution Plan: All U.S. based executives are eligible to participate in our tax qualified savings plan. We match up to 4.5% of pay (up to the IRS compensation limit; $245,000 for calendar year 2010) for participants who contribute 6% of pay or more to the savings plan. In addition, U.S. based executives hired on or after January 1, 2005 are eligible to share in our discretionary contributions. Discretionary contributions are first made to the qualified plan (up to the IRS compensation limit) and any excess amounts are made to our non-qualified defined contribution plan. For fiscal 2010, we made a discretionary contribution equal to 5% of pay. Mr. Martens and Mr. Fisher are the only named executive officers eligible for a discretionary contribution for the period.

•	Brazil Defined Contribution Pension Plan: All Brazil employees are eligible to participate in a defined contribution pension plan. Employees can contribute from 0-12% of base salary. Independent of any employee contribution, the company will contribute 0.7% of base pay up to 1 plan unit ($1,486 in 2010) and 14% (10% if hired on or after July 1, 2003) of pay in excess of 1 plan unit. Mr. Nardocci was the only named executive eligible for the Brazil Pension Plan.

•	Perquisites: As noted in our Summary Compensation Table, we provide our officers with certain perquisites consistent with market practice. We do not view perquisites as a significant element of our comprehensive compensation structure.

•	Health & Welfare Benefits: Executives are entitled to participate in our employee benefit plans (including medical, dental, disability, and life insurance benefits) on the same basis as other employees.

Employment-Related Agreements

Each of our named executive officers during fiscal 2010 was covered by an employment or letter agreement setting forth the general terms of his or her employment as well as various other employment related agreements.

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

Compensation Risk Assessment

In fiscal 2010, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. The Committee also reviewed the Company’s compensation programs for certain design features which have been identified by experts as having the potential to encourage excessive risk-taking, including: (i) too much focus on equity; (ii) compensation mix overly weighted toward annual incentives; (iii) uncapped payouts; (iv) unreasonable goals or thresholds; or (v) steep payout cliffs at certain performance levels that may encourage short-term decisions to meet payout thresholds. Based on its review, the Committee determined that, for all employees, the Company’s non-executive compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review of and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

The foregoing report is provided by the following directors, who constitute the Committee:

Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal 2008 through 2010.

						Non-Equity
						Incentive	Change in
				Stock	Option	Plan	Pension	All Other
		Salary	Bonus	Awards	Awards	Compensation	Value	Compensation
Name and Principal Position	Year	($)	($)	($)(A)	($)(B)	($)(C)	($)(D)	($)(E)	Total ($)

Martha Finn Brooks	2010	173,295	—	—	672,345	—	290,808	13,412	1,149,860
Former President and	2009	731,250	—	211,104	2,231,000	113,850	344,054	90,666	3,721,924
Chief Operating Officer	2008	672,572	—	896,739	10,466,761	1,096,223	97,640	92,991	13,322,926
Philip Martens	2010	670,833	—	—	2,000,000	1,123,775	—	338,350	4,132,958
President and Chief Operating Officer
Steven Fisher	2010	450,000	—	180,000	525,000	911,982	—	75,428	2,142,410
Senior Vice President and Chief	2009	425,000	—	42,370	500,000	46,575	—	67,657	1,081,602
Financial Officer	2008	334,538	40,000	171,780	386,927	361,175	—	63,732	1,358,152
Jean-Marc Germain	2010	325,044	—	130,000	525,000	542,142	40,886	86,333	1,649,405
Senior Vice President and	2009	318,625	—	40,140	500,000	15,422	24,847	126,681	1,025,715
President of Novelis North America
Thomas Walpole	2010	285,000	—	114,000	350,000	524,977	369,297	425,936	2,069,210
Senior Vice President	2009	281,250	—	52,033	350,000	26,177	221,833	539,251	1,470,544
and President of Novelis Asia	2008	270,000	—	217,752	981,865	210,890	59,765	607,032	2,347,304
Tadeu Nardocci	2010	457,779	—	154,020	525,000	611,149	—	353,327	2,101,275
Senior Vice President
and President of Novelis Europe

(A)	For the year ended March 31, 2010, these stock awards represent the grant date fair value of the phantom restricted shares granted on July 1, 2009 under the Individual Retention Agreements. For the phantom restricted shares, the fair value is calculated by using the market value of the corresponding number of Hindalco shares on the date of grant.

(B)	For the years ended March 31, 2009 and March 31, 2010, includes the grant date fair value of the SARs granted under the 2009 LTIP and 2010 LTIP. For the year ended March 31, 2010 fair value is calculated using the Black-Scholes value on the date of grant of $0.8547 per SAR. Also represents the grant date fair value of the SARs granted to Ms. Brooks under her Separation Release Agreement.

(C)	For the year ended March 31, 2010, these represent awards earned under the Novelis fiscal 2010 Annual Incentive Plan and payments under the 2008 LTIP for fiscal 2010 results.

(D)	Represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under our qualified and non-qualified defined benefit pension plans during fiscal 2010. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the year ended March 31, 2010.

(E)	The amounts shown in the All Other Compensation Column reflect the values from the table below.

		Company
		Contribution to					Other
		Defined		Relocation and			Perquisites and
	Severance	Contribution	Group	Hosing Related			Personal
	Related	Plans	Life	Payments		Child Tuition	Benefits		Total
Name	Payments ($)	($) (A)	Insurance ($)	($)		Reimbursement ($)	($)		($)

Martha Finn Brooks	—	1,406	923	—		—	11,083	(B)	13,412
Philip Martens	—	52,442	975	259,672	(C)	—	25,261	(D)	338,350
Steven Fisher	—	39,417	662	—		—	35,349	(E)	75,428
Jean-Marc Germain	—	12,244	456	—		51,252	22,381	(F)	86,333
Thomas Walpole	—	2,672	1,940	421,324	(G)	—	—		425,936
Tadeu Nardocci	—	88,444	1,604	232,494	(H)	—	30,785	(I)	353,327

(A)	Represents matching contribution (and discretionary contributions in the case of Mr. Martens and Mr. Fisher) made to our tax qualified and non-qualified defined contribution plans.

(B)	Includes executive flex allowance, car allowance, and other perquisites, each of which individually had an aggregate incremental cost less than $25,000.

(C)	Includes (i) home sale closing costs of $42,500; (ii) relocation allowance of $60,000; (iii) home purchase closing costs of $20,596; (iv) Temporary Living of $26,345 and (v) tax payments of $110,231.

(D)	Includes executive flex allowance, car allowance and home security, each of which individually had an aggregate incremental cost less than $25,000.

(E)	Includes executive flex allowance, car allowance and home security, each of which individually had an aggregate incremental cost less than $25,000.

(F)	Includes executive flex allowance, car allowance and other perquisites, each of which individually had an aggregate incremental cost less than $25,000.

(G)	Includes: (i) an Expatriate Premium of $119,503; (ii) Employer paid Korean Tax Deposit of $130,024; (iii) Employer provided housing of $97,330; (iv) Employer paid car/driver for Korean assignment of $55,221; (v) travel reimbursement of $5,577;(vi) club dues of $10,939 and (vii) tax advice of $2,730.

(H)	Includes: (i) an Expatriate Premium of $19,548, household goods move of $2,313 and relocation allowances of $210,633.

(I)	Includes health care expenses, company car allowance and home security each of which individually had an aggregate incremental cost less than $25,000.

Grants of Plan-Based Awards in Fiscal 2010

The table below sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended March 31, 2010.

			Estimated Future Payout			Estimated Future Payout
			Under Non-Equity			Under Equity
			Incentive Plan Awards(A)			Incentive Plan Awards
			Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date		($)	($)	($)	($)	($)	($)

Martha Brooks	05/08/2009(B	)	—	—	—	—	672,345	1,801,168
Philip Martens	06/25/2009(C	)	—	630,000	1,260,000	—	2,000,000	6,000,000
Steven Fisher	06/25/2009(C	)	—	337,500	675,000	—	525,000	1,575,000
	07/01/2009(D	)	—	—	—	—	180,000	360,000
Jean-Marc Germain	06/25/2009(C	)		211,250	422,500	—	525,000	1,575,000
	07/01/2009(D	)	—	—	—	—	130,000	260,000
Thomas Walpole	06/25/2009(C	)	—	156,750	313,500	—	350,000	1,050,000
	07/01/2009(D	)	—	—	—	—	114,000	228,000
Tadeu Nardocci	06/25/2009(C	)	—	243,407	486,814	—	525,000	1,575,000
	07/01/2009(D	)	—	—	—	—	154,020	308,040

(A)	This grant was made under the Novelis Annual Incentive Plan (AIP) for the year ended March 31, 2010.

(B)	This grant was made under the terms of Ms. Brooks’ Separation Release Agreement.

(C)	These grants were made under the 2010 LTIP in the form of SARs.

(D)	These grants were made under the individual retention agreements in the form of phantom restricted shares.

Employment-Related Agreements and Certain Employee Benefit Plans

Each of our named executive officers was subject to an employment or letter agreement during fiscal 2010. The terms of each such agreement is summarized below.

Agreement with Martha Finn Brooks

On May 8, 2009, we entered into a separation and release agreement with Ms. Brooks, regarding the terms of her departure from the Company. The Agreement became effective on May 15, 2009, seven days from the date of execution.

Pursuant to the Agreement, Ms. Brooks received a goodwill incentive consisting of 1,000,000 stock appreciation rights of Hindalco common stock (SARs) at an exercise price of INR 60.50. Each SAR was equivalent to one Hindalco share. The SARs, which vested on May 8, 2009, could be exercised, in whole or in part, at any time during a three year exercise period commencing May 8, 2009. Ms. Brooks elected to exercise all of her SARs on December 3, 2009 for a value of $1,801,168. Additionally, we agreed to indemnify Ms. Brooks under our director and officer insurance policies and released her from future claims relating to her employment with Novelis.

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

Agreement with Philip Martens

On April 16, 2009, the board of directors appointed Philip Martens to succeed Ms. Brooks as President and Chief Operating Officer, effective May 8, 2009. On that date, the board ratified the employment agreement between Mr. Martens and the Company dated April 11, 2009. Pursuant to this employment agreement, Mr. Martens will receive an annual base salary of $700,000, an annual short term target bonus percentage of 90% of his base salary (i.e., $630,000), and an annualized long term incentive target opportunity of $2,000,000. However, during his first year of employment, Mr. Martens will receive not less than 50% of the target of his annual short term target bonus for the fiscal 2010 (i.e., $315,000).

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

His employment agreement also states that Mr. Martens will receive an agreement providing employment protection in the event of a change in control of the Company. Accordingly, the Company and Mr. Martens entered into a Change in Control Agreement dated as of April 16, 2009 (the CIC Agreement). The CIC Agreement will terminate upon the earlier of (i) April 15, 2011, unless a change in control event occurs on or before such date, or (ii) 24 months following the date of a change in control event. Pursuant to the CIC

Agreement, he will be entitled to the following payments if the Company terminates his employment other than for cause, or if he resigns for good reason, within 24 months after a change in control event:

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

Agreement with Steven Fisher

Mr. Fisher currently serves as our Senior Vice President and Chief Financial Officer (effective May 16, 2007) with a base salary of $450,000 in fiscal 2010 under the terms of his employment agreement. Mr. Fisher is eligible for all of our executive long-term and short-term incentive plans and is entitled to certain executive perquisites. He is also eligible for our broad-based employee benefit and health plans.

Agreement with Jean-Marc Germain

We entered into an employment agreement with Mr. Germain dated April 28, 2008. He currently serves as our Senior Vice President and President of Novelis North America (effective May 15, 2008) with a base salary of $325,000 in fiscal 2010. Mr. Germain is eligible for all of our executive long-term and short-term incentive plans and is entitled to certain executive perquisites. He is also eligible for certain tuition reimbursements for the education of his children through the end of the 2009 — 2010 school year. He is also eligible for our broad-based employee benefit and health plans.

Agreement with Thomas Walpole

We entered into an employment agreement with Mr. Walpole effective as of February 1, 2007, pursuant to which he serves as our Senior Vice President and President of Novelis Asia with a base salary of $285,000 in fiscal 2010. Under his agreement, Mr. Walpole is entitled to an expatriate premium and relocation allowance, each in amount equal to 10% of his base salary (net after tax). Mr. Walpole is also eligible for our executive long-term and short-term incentive plans and certain executive perquisites as well as our broad-based employee benefit and health plans. During the term of his Korean assignment, Mr. Walpole is provided with a fully furnished home which is paid for by Novelis Korea Limited and is entitled to certain other relocation benefits the value of which is included in the Summary Compensation Table.

Agreement with Tadeu Nardocci

We entered into an employment agreement with Mr. Nardocci effective as of June 8, 2009, pursuant to which he serves as our Senior Vice President and President of Novelis Europe with a base salary of $390,954. Under his agreement, Mr. Nardocci is entitled to an expatriate premium in amount equal to 10% of his base salary (net after tax). Mr. Nardocci is also eligible for our executive long-term and short-term incentive plans and certain executive perquisites as well as our broad-based employee benefit and health plans. During the term of his European assignment, Mr. Nardocci is provided with certain other relocation benefits the value of which is included in the Summary Compensation Table.

Change in Control Agreements

We entered into a Change in Control Agreement with Mr. Martens on April 16, 2009 as described above. On June 25, 2009 we entered into substantially similar agreements with Messrs. Fisher, Germain, Walpole and Nardocci.

Severance Compensation Agreements

On June 25, 2009, we entered into Severance Compensation Agreements with Messrs. Fisher, Germain, Walpole and Nardocci. Pursuant to the terms of these agreements, the executive will be entitled to receive 18 months annual base salary (less any other severance payments) as severance pay if he is involuntarily terminated other than for cause, death, disability or retirement. Additional severance benefits include a 12-month lump sum payment to assist with post-employment medical continuation coverage unless eligible for retiree medical coverage, as well as life insurance and retirement benefits for 12 months. Each agreement also contains a non-competition and non-solicitation provision which prohibits the executive from competing with us or soliciting our customers, suppliers or employee for a period of 18 months following termination.

Outstanding Equity Awards as of March 31, 2010

	SAR Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		SAR Exercise
Name	SARs Exercisable	SARs Unexercisable		Price ($)	SAR Expiration Date

Philip Martens	—	2,340,005	(A)	1.90	June 25, 2016
Steven Fisher	—	614,251	(A)	1.90	June 25, 2016
	—	658,887	(B)	1.34	June 19, 2015
Jean-Marc Germain	—	614,251	(A)	1.90	June 25, 2016
	—	658,887	(B)	1.34	June 19, 2015
Thomas Walpole	—	409,501	(A)	1.90	June 25, 2016
	—	461,221	(B)	1.34	June 19, 2015
Tadeu Nardocci	—	614,251	(A)	1.90	June 25, 2016
	—	461,221	(B)	1.34	June 19, 2015

(A)	SARs issued in fiscal 2010 are payable in cash based on the stock performance of Hindalco Industries Limited, listed on the National Stock Exchange in Mumbai, India. Novelis is a subsidiary of Hindalco Industries Limited. The Exercise price of 85.79 Indian Rupees converted to US$ based on the closing exchange rate on March 31, 2010.

(B)	SARs issued in fiscal 2009 are payable in cash based on the stock performance of Hindalco Industries Limited, listed on the National Stock Exchange in Mumbai, India. Novelis is a subsidiary of Hindalco Industries Limited. The Exercise price of 60.5 Indian Rupees converted to US$ based on the closing exchange rate on March 31, 2010.

Option Exercises and Stock Vested in 2010

The table below sets forth the information regarding stock options that were exercised or were cancelled and paid out during fiscal 2010 and stock awards that vested and were paid out during fiscal 2010. Ms. Brooks exercised all of her vested SARs on December 3, 2009. There were no other SARs that were vested during fiscal 2010 and none available for exercise.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise or	Exercise or	Vesting or	Vesting or
Name	Cancellation	Cancellation ($)	Cancellation	Cancellation ($)

Martha Brooks	1,000,000	1,801,168	—	—
Philip Martens	—	—	—	—
Steven Fisher	—	—	—	—
Jean-Marc Germain	—	—	—	—
Thomas Walpole	—	—	—	—
Tadeu Nardocci	—	—	—	—

Pension Benefits in Fiscal 2010

The table below sets forth information regarding the present value as of March 31, 2010 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified). U.S. executives who were hired on or after January 1, 2005 are not eligible to participate in our defined benefit pension plans.

		Number of	Present		Payments
		Years	Value of		During
		Credited	Accumulated		Last
Name	Plan Name(A)	Service	Benefit ($) (B)		Fiscal Year

Martha Finn Brooks	Novelis Pension Plan	6.917	158,929		—
	Novelis SERP	6.917	1,001,716	(C)	—
Philip Martens	Not eligible	—	—		—
Steven Fisher	Not eligible	—	—		—
Jean-Marc Germain	Novelis Pension Plan	3.25	52,389		—
	Novelis SERP	3.25	36,037		—
Thomas Walpole	Novelis Pension Plan	30.833	961,569		—
	Novelis SERP	30.833	767,509		—
Tadeu Nardocci	Not eligible	—	—		—

(A)	See Compensation Discussion and Analysis — Elements of Our Compensation, Employee Benefits for a discussion of these plans.

(B)	See Note 12 to our audited consolidated financial statements for the year ended March 31, 2010, for a discussion of the assumptions used in the calculation of these amounts.

(C)	Includes an amount of $163,360 as the present value of accumulated benefit under the Cummins Minimum Pension Guarantee as outlined as part of Ms. Brooks’ employment agreement.

The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65:

	Years of Service
	10	15	20	25	30	35

U.S. Pension Plan	17%	25%	34%	42%	51%	59%

Non-Qualified Deferred Compensation

This table summarizes the fiscal 2010 Novelis contributions and earnings for Messrs. Martens and Fisher to the Defined Contribution Supplemental Executive Retirement Plan.

	Elective	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at Last
	Last Fiscal Year	Last Fiscal Year	Last Fiscal Year	Distributions	Fiscal Year End
Name	($)	($)	($)	($)	($)

Philip Martens	—	12,542	88	—	12,630
Steven Fisher	—	12,579	1,131	—	47,630

Potential Payments Upon Termination or Change in Control

This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, at March 31, 2010, upon voluntary or involuntary termination of employment. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular pension benefits under our qualified and non-qualified defined benefit plans; normal distribution of account balances under our qualified and non-qualified defined contribution plans; or normal retirement, death or disability benefits.

	Philip Martens(A)
					Termination by
					Us without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with
	Termination by	Termination by	Us without		Change in		Death or
Type of Payment	Executive ($)	Us for Cause($)	Cause ($)		Control ($)		Disability($)

Short-Term Incentive Pay(B)	630,000	—	630,000		630,000		630,000
Long-Term Incentive Plan(C)	—	—	—		2,000,000		2,000,000
Severance	—	—	2,660,000	(D)	2,660,000	(E)	—
Retirement plans	—	—	77,525	(F)	77,525	(G)	—
Lump sum cash payment for continuation of health coverage	—	—	27,310	(H)	27,310	(I)	—
Continued group life insurance coverage	—	—	1,260	(J)	1,260	(K)	—

Total	630,000	—	3,396,095		5,396,095		2,630,000

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $53,846 at March 31, 2010). Mr. Martens was not eligible for retirement on March 31, 2010.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2009 through March 31, 2010.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) that would have been earned as of March 31, 2010 assuming the SARs under the 2010 LTIP valued at the target amount.

(D)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Employment Agreement.

(E)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(F)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Employment Agreement.

(G)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement.

(H)	Pursuant to the executive’s Employment Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 12 months times the COBRA premium rate in effect at March 31, 2010, grossed up for applicable taxes using an assumed tax rate of 40%.

(I)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 12 months times the COBRA premium rate in effect at March 31, 2010, grossed up for applicable taxes using an assumed tax rate of 40%.

(J)	The executive’s Employment Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

(K)	The executive’s Change in Control Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

	Steven Fisher(A)
					Termination by
					Us without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with
	Termination by	Termination by	Us without		Change in		Death or
Type of Payment	Executive ($)	Us for Cause ($)	Cause ($)		Control ($)		Disability ($)

Short-Term Incentive Pay(B)	337,500	—	337,500		337,500		337,500
Long-Term Incentive Plan(C)	336,960	—	336,960		1,236,960		1,236,960
Severance	—	—	675,000	(D)	1,575,000	(E)	—
Retirement plans	—	—	50,400	(F)	50,400	(G)	—
Lump sum cash payment for continuation of health coverage	—	—	27,310	(H)	27,310	(I)	—
Continued group life insurance coverage	—	—	716	(J)	716	(K)	—

Total	674,460	—	1,427,886		3,227,886		1,574,460

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $34,615 at March 31, 2010). Mr. Fisher was not eligible for retirement on March 31, 2010.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2009 through March 31, 2010.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) under LTIP Plans (2008 at actual, 2009 and 2010 at target) that would have been earned as of March 31, 2010.

(D)	This amount is equal to 1.5 times the executive’s base salary and would be payable pursuant to the executive’s Severance Compensation Agreement.

(E)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(F)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Severance Compensation Agreement.

(G)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement.

(H)	Pursuant to the executive’s Severance Compensation Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 12 months times the COBRA premium rate in effect at March 31, 2010, grossed up for applicable taxes using an assumed tax rate of 40%.

(I)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 12 months times the COBRA premium rate in effect at March 31, 2010, grossed up for applicable taxes using an assumed tax rate of 40%.

(J)	The executive’s Severance Compensation Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

(K)	The executive’s Change in Control Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

	Jean-Marc Germain(A)
					Termination by
					Us without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with
	Termination by	Termination by	Us without		Change in		Death or
Type of Payment	Executive ($)	Us for Cause ($)	Cause ($)		Control ($)		Disability ($)

Short-Term Incentive Pay(B)	211,250	—	211,250		211,500		211,250
Long-Term Incentive Plan(C)	160,992	—	160,992		1,060,992		1,060,992
Severance	—	—	487,500	(D)	1,072,500	(E)	—
Retirement plans	—	—	52,465	(F)	52,465	(G)	—
Lump sum cash payment for continuation of health coverage	—	—	27,310	(H)	27,310	(I)	—
Continued group life insurance coverage	—	—	516	(J)	516	(K)	—

Total	372,242	—	940,033		2,425,283		1,272,242

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $25,000 at March 31, 2010). Mr. Germain was not eligible for retirement on March 31, 2010.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2009 through March 31, 2010.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) under LTIP Plans (2008 at actual, 2009 and 2010 at target) that would have been earned as of March 31, 2010.

(D)	This amount is equal to 1.5 times executive’s base salary and would be paid pursuant to the executive’s Severance Compensation Agreement.

(E)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(F)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Severance Compensation Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2010.

(G)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2010.

(H)	Pursuant to the executive’s Severance Compensation Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 12 months times the COBRA premium rate in effect at March 31, 2010, grossed up for applicable taxes using an assumed tax rate of 40%.

(I)	Pursuant to the executive’s Change in Control Agreement, this amount is intended to assist the executive in paying post-employment health coverage and is equal to 12 months times the COBRA premium rate in effect at March 31, 2010, grossed up for applicable taxes using an assumed tax rate of 40%.

(J)	The executive’s Severance Compensation Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

(K)	The executive’s Change in Control Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

	Thomas Walpole(A)
					Termination by
					Us without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with
	Termination by	Termination by	Us without		Change in		Death or
Type of Payment	Executive($)	Us for Cause($)	Cause($)		Control ($)		Disability($)

Short-Term Incentive Pay(B)	156,750	—	156,750		156,750		156,750
Long-Term Incentive Plan(C)	243,360	—	243,360		855,860		855,860
Severance	—	—	510,625	(D)	883,500	(E)	—
Retirement plans	—	—	64,323	(F)	64,323	(G)	—
Continued group life insurance coverage	—	—	2,198	(H)	2,198	(I)	—

Total	400,110	—	977,256		1,962,631		1,012,610

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $21,923 at March 31, 2010). Mr. Walpole was eligible for retirement on March 31, 2010.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2009 through March 31, 2010.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) under LTIP Plans (2008 at actual, 2009 and 2010 at target) that would have been earned as of March 31, 2010.

(D)	This amount is equal to the benefit payable under the Novelis Severance Pay Plan.

(E)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(F)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Severance Compensation Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2010.

(G)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2010.

(H)	The executive’s Severance Compensation Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

(I)	The executive’s Change in Control Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

	Tadeu Nardocci(A)
					Termination by
					Us without
					Cause or by
					Executive for
					Good Reason in
	Voluntary		Termination by		Connection with
	Termination by	Termination by	Us without		Change in		Death or
Type of Payment	Executive ($)	Us for Cause ($)	Cause ($)		Control ($)		Disability ($)

Short-Term Incentive Pay(B)	243,407	—	243,407		243,407		243,407
Long-Term Incentive Plan(C)	243,360	—	243,360		1,030,860		1,030,860
Severance	—	—	586,432	(D)	1,251,054	(E)	—
Retirement plans	—	—	88,444	(F)	88,444	(G)	—
Continued group life insurance coverage	—	—	1,544	(H)	1,544	(I)	—

Total	486,767	—	1,163,187		2,615,309		1,274,267

(A)	In addition to the estimated payments set forth in this table, the executive would be eligible for payments or benefits that would be paid to our salaried employees generally upon termination of employment (including, for example, earned but unpaid base salary and accrued vacation (approximately $45,110 at March 31, 2010). Mr. Nardocci was eligible for retirement on March 31, 2010.

(B)	These amounts represent 100% of the executive’s target short-term incentive opportunity for the period April 1, 2009 through March 31, 2010.

(C)	These amounts represent the amount of Long-Term Incentive Plan (LTIP) under LTIP Plans (2008 at actual, 2009 and 2010 at target) that would have been earned as of March 31, 2010.

(D)	This amount is equal to 1.5 times executive’s base salary and would be paid pursuant to the executive’s Severance Compensation Agreement.

(E)	This amount is equal to two times the sum of executive’s base salary and target short-term incentive and would be paid pursuant to the executive’s Change in Control Agreement.

(F)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Severance Compensation Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2010.

(G)	This amount is equal to the present value of one additional year of benefit accrual under our qualified and non-qualified retirement plans and is payable pursuant to the executive’s Change in Control Agreement. See the Pension Benefits table for pension benefits accrued as of March 31, 2010.

(H)	The executive’s Severance Compensation Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

(I)	The executive’s Change in Control Agreement provides that the executive will be entitled to one additional year of coverage under our group life insurance plan.

Director Compensation — for Directors for Fiscal 2010

The Chairman of our board of directors is entitled to receive cash compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if he is a member of our Audit Committee. Directors’ fees are paid in quarterly installments.

On July 8, 2008, our Chairman of the board, Mr. Birla, informed the company that due to current and foreseeable business conditions, he was foregoing the payment of his Novelis director fees until further notice. On November 5, 2008, Mr. Stewart informed the board that he was also foregoing his Novelis director fees with effective date of July 1, 2008 until further notice. All directors, however, will continue to receive reimbursement for out-of-pocket expenses associated with attending board and Committee meetings. The table below sets forth the total compensation received by our non-employee directors for the year ended March 31, 2010.

Fees Earned or
Name	Paid in Cash ($)

Kumar Mangalam Birla	—
D. Bhattacharya	155,000
Askaran K. Agarwala	150,000
Clarence J. Chandran	155,000
Donald A. Stewart	—

Compensation Committee Interlocks and Insider Participation

In fiscal 2010, only Independent Directors served on the Committee. Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya and Mr. Askaran Agarwala. During fiscal 2010, none of our executive officers served as:

•	a member of the Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Committee;

•	a director of another entity, one of whose executive officers served on our Committee; or

•	a member of the Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

In accordance with our Audit Committee charter, we maintain various policies and procedures that govern related party transactions. Pursuant to our Code of Conduct for the Board of Directors and Senior Managers, senior managers and directors of the Company (a) must avoid any action that creates or appears to create, a conflict of interest between their own interest and the interest of the Company, (b) cannot usurp corporate opportunities, and (c) must deal fairly with third parties. This policy is available on our website at www.novelis.com. In addition, we have enacted procedures to monitor related party transactions by (x) identifying possible related parties through questions in our director and officer questionnaires, (y) determining whether we receive payments from or make payments to any of the identified related parties, and (z) if we determine payments are made or received, researching the nature of the interactions between the Company and the related parties and ensuring that the related person does not have an interest in the transaction with the related party. The Audit Committee is responsible for reviewing and approving the terms and conditions of all potential related party transactions that involve the Company, one of our directors or executive officers or any of their immediate family members.

On February 12, 2009, we entered into an unsecured credit facility of $100 million with an interest rate of 13% and a scheduled maturity date of January 15, 2015, from a company affiliated with Hindalco. Our Chairman, Kumar Mangalam Birla, serves as Chairman of Hindalco, and two of our other directors,

Debnaryan Bhattacharya and Askaran Agarwala, are also directors of Hindalco; thus, we consider the unsecured credit facility to be a related party transaction. The largest aggregate amount of principal outstanding under the facility was $94 million, and the amount of interest paid with respect to the facility was $2 million. The facility was repaid in August 2009 using proceeds from the issuance of our 11.5% Senior Notes.

On December 11, 2009, our wholly-owned subsidiary, Novelis UK Limited, entered into an agreement with Hindalco to sell certain equipment previously used in the operation of our aluminum sheet mill in Rogerstone, South Wales, U.K., which ceased operations in April 2009. The equipment purchase agreement requires Hindalco to pay Novelis UK Limited a purchase price of $17 million, and the transaction is anticipated to close in the second quarter of fiscal 2011. The purchase price for the equipment is based on a third-party valuation, and we believe the terms of this transaction are comparable to the terms that would have been reached with a third party on an arms-length basis. Because of the relationship three of our directors have with Hindalco, we consider the equipment sale to be a related party transaction. We have not entered into any other related party transactions since March 31, 2009 that meet the requirements for disclosure in this Annual Report on Form 10-K.

See Item 10. “Directors, Executive Officers and Corporate Governance — Board of Directors and Corporate Governance Matters” for additional information regarding the independence of our Board of Directors.

Item 14.	Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005. The following table shows fees and expenses paid to PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2010 and 2009:

	Year Ended	Year Ended
	March 31,	March 31,
	2010	2009

Audit fees(1)	$5,304,000	$6,381,200
Audit-Related Fees(2)	209,500	40,300
Tax Fees(3)	529,300	1,092,100
All Other Fees(4)	71,500	41,500

Total	$6,114,300	$7,555,100

(1)	Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.

(2)	Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include certain advisory services related to internal controls.

(3)	Represent fees for services related to transfer pricing studies and review of our U.S. tax returns.

(4)	Represent fees for an on-line research tool and review of an accounting system implementation.

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

Committee charter, the Audit Committee has granted to its chairman the authority to address any requests for pre-approval of individual services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statement Schedules

None.

2.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
4.2	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 13, 2007 (File No. 001-32312))
4.3	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
4.4	Indenture, relating to the 71/4% Senior Notes due 2015, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 71/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 filed on August 3, 2005 (File No. 333-127139))
4.6	Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed on December 1, 2006 (File No. 333-127139))
4.7	Supplemental Indenture, among the Company, Novelis No. 1 Limited Partnership, and the Bank of New York Trust Company, N.A., as trustee, dated as of May 14, 2007 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
4.8	Supplemental Indenture, among the Company, Novelis Luxembourg SA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 29, 2008 (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
4.9	Supplemental Indenture, among the Company, Bellona-Trading Internacional, Sociedade Unipessoal, LDA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of June 26, 2008 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
4.10	Supplemental Indenture, among the Company, Novelis Services Limited, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of July 10, 2008 (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

Exhibit
No.		Description

4.11		Supplemental Indenture, among the Company, Novelis PAE SAS, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of September 16, 2008 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
4.12		Indenture, relating to the 111/2% Senior Notes due 2015, dated as of August 11, 2009, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.12 to our Registration Statement on Form S-4 filed on September 11, 2009 (File No. 333-161892))
4.13		Form of Note for 11 1/2% Senior Notes due 2015 (incorporated by reference to Exhibit 4.12 to our Registration Statement on Form S-4 filed on September 11, 2009 (File No. 333-161892))
10.1		$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10.2		$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10.3		Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10.4		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10.5		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10	.6**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

Exhibit
No.		Description

10	.7**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.9**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.10*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form 10-12B filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.11*	Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))
10	.12*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.13*	Employment Agreement of Antonio Tadeu Coelho Nardocci dated as of November 8, 2004 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.14*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006 (File No. 001-32312))
10	.15*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.16*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.17*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.18*	Form of Amendment to Recognition Agreements (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.19*	Form of SAR Award (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.20*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.21*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.22*	Form of Novelis Long-Term Incentive Plan for Fiscal 2008-2010 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.23*	Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))
10	.24*	Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))

Exhibit
No.		Description

10	.25*	Form of Amended and Restated Novelis Founders Performance Awards Plan dated March 14, 2006 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on March 20, 2006 (File No. 001-32312))
10	.26*	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to our Current Report on Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.27*	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 21, 2006 (File No. 001-32312))
10	.28*	Novelis Founders Performance Award Notification for Thomas Walpole dated March 31, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.29*	Novelis Founders Performance Award Notification for Antonio Tadeu Coelho Nardocci dated March 31, 2005 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.30*	Form of Novelis Annual Incentive Plan for 2007 — 2008 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.31*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10	.32*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10	.33*	Employment Agreement of Alexandre Moreira Martins de Almeida dated as of August 8, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-32312))
10	.34*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))
10	.35*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.36		Joinder Agreement, among Novelis No. 1 Limited Partnership, its Subsidiaries listed on the Pledge and Security Agreement dated as of January 7, 2005, and Citicorp North America, Inc., as administrative agent, dated as of May 14, 2007 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.37		Joinder Agreement, among Novelis PAE S.A.S. and UBS AG, Stamford Branch, as administrative agent and collateral agent, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.38		Joinder Agreement, among Novelis PAE S.A.S. and LaSalle Business Credit, LLC, as funding agent, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.39		Joinder Agreement, among Bellona-Trading Internacional, Sociedad Unipessoal, LDA and UBS AG, Stamford Branch, as administrative agent and as collateral agent, dated as of June 11, 2008 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312)).
10.40		Joinder Agreement, among Novelis Services Limited, UBS AG, Stamford Branch, as administrative agent and as collateral agent, and LaSalle Business Credit, LLC, as funding agent and as collateral agent, dated as of July 16, 2008 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312)).
10	.41*	Novelis Long-Term Incentive Plan for Fiscal Years 2010-2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10	.42*	Novelis Annual Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

Exhibit
No.		Description

10	.43*	Form Change in Control Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10	.44*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10	.45*	Termination of Employment Agreement between Novelis AG and Arnaud deWeert, dated June 26, 2009 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10	.46*	Change in Control Agreement between Novelis and Philip Martens, dated April 16, 2009 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3, 2009 (File No. 001-32312))
10	.47*	Separation and Release Agreement between Novelis and Martha Brooks, dated May 8, 2009 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 3, 2009 (File No. 001-32312))
10	.48*	Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))
11.1		Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data — Note 19 — Earnings per Share to the Consolidated and Combined Financial Statements)
21.1		List of subsidiaries of Novelis Inc.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.

By:	/s/ Philip Martens
Name:     Philip Martens

Title:	President and Chief Operating Officer

Date: May 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip Martens Philip Martens	(Principal Executive Officer)	Date: May 27, 2010

/s/ Steven Fisher Steven Fisher	(Principal Financial Officer)	Date: May 27, 2010

/s/ Robert Nelson Robert Nelson	(Principal Accounting Officer)	Date: May 27, 2010

/s/ Kumar Mangalam Birla Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 27, 2010

/s/ Askaran Agarwala Askaran Agarwala	(Director)	Date: May 27, 2010

/s/ Debnarayan Bhattacharya Debnarayan Bhattacharya	(Director)	Date: May 27, 2010

/s/ Clarence J. Chandran Clarence J. Chandran	(Director)	Date: May 27, 2010

/s/ Donald A. Stewart Donald A. Stewart	(Director)	Date: May 27, 2010

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K filed on March 30, 2005 (File No. 001-32312))
4.2	First Amendment to the Shareholder Rights Agreement between Novelis Inc. and CIBC Mellon Trust Company, dated as of February 10, 2007 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 13, 2007 (File No. 001-32312))
4.3	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
4.4	Indenture, relating to the 7 1/4% Senior Notes due 2015, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))
4.5	Form of Note for 7 1/4% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 filed on August 3, 2005 (File No. 333-127139))
4.6	Supplemental Indenture, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed on December 1, 2006 (File No. 333-127139))
4.7	Supplemental Indenture, among the Company, Novelis No. 1 Limited Partnership, and the Bank of New York Trust Company, N.A., as trustee, dated as of May 14, 2007 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
4.8	Supplemental Indenture, among the Company, Novelis Luxembourg SA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 29, 2008 (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
4.9	Supplemental Indenture, among the Company, Bellona-Trading Internacional, Sociedade Unipessoal, LDA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of June 26, 2008 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
4.10	Supplemental Indenture, among the Company, Novelis Services Limited, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of July 10, 2008 (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
4.11	Supplemental Indenture, among the Company, Novelis PAE SAS, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of September 16, 2008 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
4.12	Indenture, relating to the 11 1/2% Senior Notes due 2015, dated as of August 11, 2009, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.12 to our Registration Statement on Form S-4 filed on September 11, 2009 (File No. 333-161892))
4.13	Form of Note for 11 1/2% Senior Notes due 2015 (incorporated by reference to Exhibit 4.12 to our Registration Statement on Form S-4 filed on September 11, 2009 (File No. 333-161892))

Exhibit
No.		Description

10.1		$800 million asset-based lending credit facility (“ABL Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, the other U.S. Subsidiaries of Novelis Inc., Novelis UK Ltd, Novelis AG, AV Aluminum Inc. as parent guarantor, the other guarantors party thereto, with the lenders party thereto, ABN AMRO Bank N.V., as U.S./European issuing bank, swingline lender and administrative agent, LaSalle Business Credit, LLC, as collateral agent and funding agent, UBS Securities LLC, as syndication agent, Bank of America, N.A., National City Business Credit, Inc. and CIT Business Credit Canada Inc., as documentation agents, ABN AMRO Bank N.V. Canada Branch, as Canadian issuing bank, Canadian funding agent and Canadian administrative agent, and ABN AMRO Incorporated and UBS Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10.2		$960 million term loan facility (“Term Loan Facility”) dated as of July 6, 2007 among Novelis Inc., Novelis Corporation as U.S. Borrower, AV Aluminum Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, UBS AG, Stamford Branch, as administrative agent and as collateral agent, UBS Securities LLC, as syndication agent, ABN AMRO Incorporated, as documentation agent, and UBS Securities LLC and ABN AMRO Incorporated as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10.3		Intercreditor Agreement dated as of July 6, 2007 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Ltd, Novelis AG, AV Aluminum Inc., and the subsidiary guarantors party thereto, as grantors, ABN AMRO BANK N.V., as revolving credit administrative agent ABN AMRO Bank N.A., acting through its Canadian branch, as revolving credit Canadian administrative agent and as revolving credit Canadian funding agent, La Salle Business Credit, LLC, as revolving credit collateral agent and as revolving credit funding agent, and UBS AG, Stamford Branch, as Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10.4		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, as U.S. Borrower and the guarantors from time to time party thereto in favor of UBS AG, Stamford branch, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10.5		Security Agreement made by Novelis Inc., as Canadian Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of La Salle Business Credit, LLC, as collateral agent dated as of July 6, 2007 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 9, 2007 (File No. 001-32312))
10	.6**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.7**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.9**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

Exhibit
No.		Description

10	.10*	Employment Agreement of Martha Finn Brooks (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form 10-12B filed by Novelis Inc. on December 22, 2004 (File No. 001-32312))
10	.11*	Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))
10	.12*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))
10	.13*	Employment Agreement of Antonio Tadeu Coelho Nardocci dated as of November 8, 2004 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.14*	Employment Agreement of Arnaud de Weert (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006 (File No. 001-32312))
10	.15*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.16*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.17*	Form of Recognition Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))
10	.18*	Form of Amendment to Recognition Agreements (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.19*	Form of SAR Award (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.20*	Novelis Inc. 2006 Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.21*	Form of Non-Qualified Stock Option Award (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 1, 2006 (File No. 001-32312))
10	.22*	Form of Novelis Long-Term Incentive Plan for Fiscal 2008-2010 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.23*	Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))
10	.24*	Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))
10	.25*	Form of Amended and Restated Novelis Founders Performance Awards Plan dated March 14, 2006 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on March 20, 2006 (File No. 001-32312))
10	.26*	First Amendment to the Amended and Restated Novelis Founders Performance Awards Plan (incorporated by reference to our Current Report on Form 8-K/A filed May 8, 2007 (File No. 001-32312))
10	.27*	Novelis Founders Performance Award Notification for Martha Brooks dated March 31, 2005 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 21, 2006 (File No. 001-32312))

Exhibit
No.		Description

10	.28*	Novelis Founders Performance Award Notification for Thomas Walpole dated March 31, 2005 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.29*	Novelis Founders Performance Award Notification for Antonio Tadeu Coelho Nardocci dated March 31, 2005 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.30*	Form of Novelis Annual Incentive Plan for 2007 — 2008 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))
10	.31*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10	.32*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10	.33*	Employment Agreement of Alexandre Moreira Martins de Almeida dated as of August 8, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-32312))
10	.34*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))
10	.35*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.36		Joinder Agreement, among Novelis No. 1 Limited Partnership, its Subsidiaries listed on the Pledge and Security Agreement dated as of January 7, 2005, and Citicorp North America, Inc., as administrative agent, dated as of May 14, 2007 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.37		Joinder Agreement, among Novelis PAE S.A.S. and UBS AG, Stamford Branch, as administrative agent and collateral agent, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.38		Joinder Agreement, among Novelis PAE S.A.S. and LaSalle Business Credit, LLC, as funding agent, dated as of September 12, 2008 (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.39		Joinder Agreement, among Bellona-Trading Internacional, Sociedad Unipessoal, LDA and UBS AG, Stamford Branch, as administrative agent and as collateral agent, dated as of June 11, 2008 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312)).
10.40		Joinder Agreement, among Novelis Services Limited, UBS AG, Stamford Branch, as administrative agent and as collateral agent, and LaSalle Business Credit, LLC, as funding agent and as collateral agent, dated as of July 16, 2008 (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312)).
10	.41*	Novelis Long-Term Incentive Plan for Fiscal Years 2010-2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10	.42*	Novelis Annual Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10	.43*	Form Change in Control Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10	.44*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10	.45*	Termination of Employment Agreement between Novelis AG and Arnaud deWeert, dated June 26, 2009 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

Exhibit
No.		Description

10	.46*	Change in Control Agreement between Novelis and Philip Martens, dated April 16, 2009 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3, 2009 (File No. 001-32312))
10	.47*	Separation and Release Agreement between Novelis and Martha Brooks, dated May 8, 2009 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 3, 2009 (File No. 001-32312))
10	.48*	Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))
11.1		Statement regarding computation of per share earnings (incorporated by reference to Item 8. Financial Statements and Supplementary Data — Note 19 — Earnings per Share to the Consolidated and Combined Financial Statements)
21.1		List of subsidiaries of Novelis Inc.
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.