Form 10-Q
period 2010-06-30
Novelis Inc.
filed 2010-08-10
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of July 31, 2010, the registrant had 77,459,658 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months
	Ended
	June 30,
	2010	2009

Net sales	$2,533	$1,960

Cost of goods sold (exclusive of depreciation and amortization shown below)	2,208	1,533
Selling, general and administrative expenses	81	78
Depreciation and amortization	103	100
Research and development expenses	9	8
Interest expense and amortization of debt issuance costs	39	43
Interest income	(3)	(3)
(Gain) loss on change in fair value of derivative instruments, net	6	(72)
Restructuring charges, net	6	3
Equity in net loss of non-consolidated affiliates	3	10
Other (income) expense, net	7	(13)

	2,459	1,687

Income before income taxes	74	273
Income tax provision	15	112

Net income	59	161
Net income attributable to noncontrolling interests	9	18

Net income attributable to our common shareholder	$50	$143

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	June 30,	March 31,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$419	$437
Accounts receivable (net of allowances of $4 as of June 30, 2010 and March 31, 2010)
— third parties	1,242	1,143
— related parties	18	24
Inventories	1,075	1,083
Prepaid expenses and other current assets	45	39
Fair value of derivative instruments	158	197
Deferred income tax assets	28	12

Total current assets	2,985	2,935
Property, plant and equipment, net	2,499	2,632
Goodwill	611	611
Intangible assets, net	718	749
Investment in and advances to non-consolidated affiliates	650	709
Fair value of derivative instruments, net of current portion	5	7
Long-term deferred income tax assets	6	5
Other long-term assets
— third parties	93	93
— related parties	18	21

Total assets	$7,585	$7,762

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$107	$106
Short-term borrowings	29	75
Accounts payable
— third parties	1,084	1,076
— related parties	44	53
Fair value of derivative instruments	107	110
Accrued expenses and other current liabilities	422	436
Deferred income tax liabilities	32	34

Total current liabilities	1,825	1,890
Long-term debt, net of current portion	2,485	2,490
Long-term deferred income tax liabilities	495	497
Accrued postretirement benefits	486	499
Other long-term liabilities	343	376

Total liabilities	5,634	5,752

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 77,459,658 shares issued and outstanding as of June 30, 2010 and March 31, 2010	—	—
Additional paid-in capital	3,497	3,497
Accumulated deficit	(1,475)	(1,525)
Accumulated other comprehensive loss	(213)	(103)

Total Novelis shareholder’s equity	1,809	1,869
Noncontrolling interests	142	141

Total equity	1,951	2,010

Total liabilities and shareholder’s equity	$7,585	$7,762

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Three Months Ended
	June 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$59	$161
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	103	100
(Gain) loss on change in fair value of derivative instruments, net	6	(72)
Deferred income taxes	(11)	98
Write-off and amortization of fair value adjustments, net	5	(51)
Equity in net loss of non-consolidated affiliates	3	10
Foreign exchange remeasurement of debt	7	(7)
Gain on sale of assets	(13)	(1)
Other, net	3	3
Changes in assets and liabilities:
Accounts receivable	(146)	(80)
Inventories	(38)	11
Accounts payable	51	29
Other current assets	(8)	3
Other current liabilities	16	29
Other noncurrent assets	(3)	(9)
Other noncurrent liabilities	(12)	32

Net cash provided by operating activities	22	256

INVESTING ACTIVITIES
Capital expenditures	(23)	(24)
Proceeds from sales of assets	15	3
Changes to investment in and advances to non-consolidated affiliates	—	3
Proceeds from related party loans receivable, net	3	6
Net proceeds (outflow) from settlement of derivative instruments	32	(221)

Net cash provided by (used in) investing activities	27	(233)

FINANCING ACTIVITIES
Proceeds from issuance of debt, related parties	—	3
Principal payments	(4)	(12)
Short-term borrowings, net	(41)	(33)
Dividends, noncontrolling interest	(17)	(1)

Net cash used in financing activities	(62)	(43)

Net decrease in cash and cash equivalents	(13)	(20)
Effect of exchange rate changes on cash balances held in foreign currencies	(5)	9
Cash and cash equivalents — beginning of period	437	248

Cash and cash equivalents — end of period	$419	$237

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(In millions, except number of shares)

	Novelis Inc. Shareholder
					Accumulated
					Other
			Additional		Comprehensive	Non-
	Common Stock		Paid-in	Accumulated	Loss	controlling	Total
	Shares	Amount	Capital	Deficit	(AOCI)	Interests	Equity

Balance as of March 31, 2010	77,459,658	$—	$3,497	$(1,525)	$(103)	$141	$2,010
Net income attributable to our common shareholder	—	—	—	50	—	—	50
Net income attributable to noncontrolling interests	—	—	—	—	—	9	9
Currency translation adjustment	—	—	—	—	(116)	(8)	(124)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $3 included in AOCI	—	—	—	—	6	—	6

Balance as of June 30, 2010	77,459,658	$—	$3,497	$(1,475)	$(213)	$142	$1,951

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In millions)

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income	$50	$9	$59	$143	$18	$161

Other comprehensive income (loss):
Currency translation adjustment	(116)	(8)	(124)	50	7	57
Net change in fair value of effective portion of cash flow hedges	9	—	9	11	—	11
Postretirement benefit plans:
Change in pension and other benefits	—	—	—	3	—	3

Other comprehensive income (loss) before income tax effect	(107)	(8)	(115)	64	7	71
Income tax provision related to items of other comprehensive income (loss)	3	—	3	2	—	2

Other comprehensive income (loss), net of tax	(110)	(8)	(118)	62	7	69

Comprehensive income (loss)	$(60)	$1	$(59)	$205	$25	$230

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. and became Rio Tinto Alcan Inc. References herein to “Rio Tinto Alcan” refer to Rio Tinto Alcan Inc.

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the beverage and food can, transportation, construction and industrial, and foil products markets. As of June 30, 2010, we had operations on four continents: North America, Europe, Asia and South America, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the United States Securities and Exchange Commission (SEC) on May 27, 2010. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairments of long-lived assets, intangible assets and equity investments; (4) actuarial assumptions related to pension and other postretirement benefit plans; (5) income tax reserves and valuation allowances and (6) assessment of loss contingencies, including environmental, litigation and other tax reserves.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Reclassifications and Adjustment

Certain reclassifications of prior period amounts and presentation have been made to conform to the presentation adopted for the current period. In order to present the impact of all customer-directed derivatives and associated trading activities as operating activities on the consolidated statement of cash flows, we corrected our presentation by reclassifying this activity from investing activities to operating activities. This resulted in a reduction to operating cash flow and an increase to investing cash flow of approximately $2 million for the three months ended June 30, 2009. This reclassification did not have any impact on total cash or on the balance sheet, income statement or related disclosures.

In the condensed consolidated balance sheet as of March 31, 2010, we reclassified $3 million of capitalized software from Property, plant and equipment, net to Intangible assets. The reclassification had no impact on total assets, total liabilities, total equity, net income (loss) or cash flows as previously reported.

Recently Adopted Accounting Standards

Effective April 1, 2010, we adopted authoritative guidance in the Accounting Standards Update (ASU) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU No. 2009-17 was intended (1) to address the effects on certain provisions of the accounting standard dealing with consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASU No. 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, and (2) to clarify questions about the application of certain key provisions related to consolidation of variable interest entities. This standard had no impact on our consolidated financial position, results of operations and cash flow, but did require certain additional footnote disclosures. These disclosures are included in Note 4 — Consolidation of Variable Interest Entities.

Recently Issued Accounting Standards

We have determined that recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations and cash flow.

2.	RESTRUCTURING PROGRAMS

Restructuring charges, net for the three months ended June 30, 2010 is $6 million. The following table summarizes our restructuring accrual activity by region (in millions).

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves

Balance as of March 31, 2010	$28	$10	$—	$—	$—	$38
Provisions, net	1	5	—	—	—	6
Cash payments	(4)	(5)	—	—	—	(9)
Impact of exchange rate changes	—	—	—	—	—	—

Balance as of June 30, 2010	$25	$10	$—	$—	$—	$35

Europe

Restructuring charges for the three months ended June 30, 2010 consist of a net $1 million in additional severance and other environmental costs across our European plants related to restructuring actions initiated in prior years. For the three months ended June 30, 2010, we made $3 million in severance payments and $1 million in payments for environmental remediation.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

North America

We recorded $5 million in restructuring expense in the three months ended June 30, 2010 related to the relocation of our North American headquarters from Cleveland to Atlanta. For the three months ended June 30, 2010 we made $3 million in payments related to the relocation of our North American headquarters and $2 million in payments related to previously announced separation programs.

3.	INVENTORIES

Inventories consisted of the following (in millions).

	June 30,	March 31,
	2010	2010

Finished goods	$227	$270
Work in process	425	431
Raw materials	334	295
Supplies	95	93

	1,081	1,089
Allowances	(6)	(6)

Inventories	$1,075	$1,083

4.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES (VIE)

The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. Prior to March 31, 2010, the primary beneficiary was the entity that would absorb a majority of the economic risks and rewards of the VIE based on an analysis of projected probability-weighted cash flows. In accordance with the new accounting guidance on consolidation of VIEs effective April 1, 2010 (see Note 1), an entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

We have a joint interest in Logan Aluminum Inc. (Logan) with ARCO Aluminum, Inc. (ARCO). Logan processes metal received from Novelis and ARCO and charges the respective partner a fee to cover expenses. Logan is thinly capitalized and relies on the regular reimbursement of costs and expenses by Novelis and ARCO to fund its operations. This reimbursement is considered a variable interest as it constitutes a form of financing of the activities of Logan. Other than these contractually required reimbursements, we do not provide other material support to Logan. Logan’s creditors do not have recourse to our general credit.

Novelis has a majority voting right on Logan’s board of directors and has the ability to direct the majority of Logan’s production operations. We also have the ability to take the majority share of production and associated costs. These facts qualify Novelis as Logan’s primary beneficiary and this entity is consolidated for all periods presented. All significant intercompany transactions and balances have been eliminated.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated on our condensed consolidated balance sheets (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture, as they are directly owned and consolidated by Novelis or ARCO.

	June 30,	March 31,
	2010	2010

Assets
Current assets
Cash and cash equivalents	$3	$3
Accounts receivable	31	29
Inventories, net	31	31
Prepaid expenses and other current assets	1	1

Total current assets	66	64
Property, plant and equipment, net	9	10
Goodwill	12	12
Deferred income taxes	42	41
Other long-term assets	3	3

Total assets	$132	$130

Liabilities
Current liabilities
Accounts payable	$25	$23
Accrued expenses and other current liabilities	11	12

Total current liabilities	36	35
Accrued postretirement benefits	98	97
Other long-term liabilities	3	3

Total liabilities	$137	$135

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes our share of the condensed results of operations of our equity method affiliates. These results include the incremental depreciation and amortization expense that we record in our equity method accounting as a result of fair value adjustments made to our investments in non-consolidated affiliates due to the Arrangement.

	Three Months
	Ended
	June 30,
	2010	2009

Net sales	$56	$56
Costs, expenses and provisions for taxes on income	59	66

Net loss	$(3)	$(10)

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

transactions and balances. For the three months ended June 30, 2010 and 2009, we purchased $56 million of tolling services from Aluminium Norf GmbH (Norf). For the same periods, we earned less than $1 million of interest income on a loan due from Norf.

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances.

	June 30,	March 31,
	2010	2010

Accounts receivable	$18	$24
Other long-term receivables	$18	$21
Accounts payable	$44	$53

6.	DEBT

Debt consists of the following (in millions).

	June 30, 2010					March 31, 2010
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value

Third party debt:
Short term borrowings	1.84%		$29	$—	$29	$75	$—	$75
Novelis Inc.
Floating rate Term Loan Facility, due July 2014	2.36	%(C)	291	—	291	292	—	292
11.5% Senior Notes, due February 2015	11.50%		185	(3)	182	185	(3)	182
7.25% Senior Notes, due February 2015	7.25%		1,124	38	1,162	1,124	41	1,165
Novelis Corporation
Floating rate Term Loan Facility, due July 2014	2.30	%(C)	857	(43)	814	859	(46)	813
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 47 million)	7.50%		43	(2)	41	45	(3)	42
Capital lease obligation, due August 2011 (CHF 1 million)	2.49%		1	—	1	1	—	1
Novelis Korea Limited
Bank loan, due October 2010	1.32	%(C)	100	—	100	100	—	100
Other
Other debt, due December 2011 through December 2012	1.00%		1	—	1	1	—	1

Total debt — third parties			2,631	(10)	2,621	2,682	(11)	2,671
Less: Short term borrowings			(29)	—	(29)	(75)	—	(75)
Current portion of long term debt			(116)	9	(107)	(116)	10	(106)

Long-term debt, net of current portion — third parties:			$2,486	$(1)	$2,485	$2,491	$(1)	$2,490

(A)	Interest rates are as of June 30, 2010 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement and the debt exchange completed in fiscal 2009.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

(B)	Debt existing at the time of the Arrangement was recorded at fair value. Additional floating rate Term Loan with a face value of $220 million issued in March 2009 was recorded at a fair value of $165 million. Additional 11.5% Senior Notes with a face value of $185 million issued in August 2009 were recorded at fair value of $181 million.

(C)	Excludes the effect of related interest rate swaps and the effect of accretion of fair value.

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized fair value adjustments and using rates of exchange as of June 30, 2010 for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2010	Amount

Within one year	$145
2 years	16
3 years	16
4 years	16
5 years	2,414
Thereafter	24

Total	$2,631

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

Short-Term Borrowings and Lines of Credit

As of June 30, 2010, our short-term borrowings were $29 million consisting of (1) $12 million of short-term loans under the ABL Facility and (2) $17 million in bank overdrafts. As of June 30, 2010, $22 million of the ABL Facility was utilized for letters of credit and we had $649 million in remaining availability under this revolving credit facility. The weighted average interest rate on our total short-term borrowings was 1.84% and 1.71% as of June 30, 2010 and March 31, 2010, respectively.

As of June 30, 2010, we had $151 million of outstanding letters of credit in Korea which are not related to the ABL Facility.

Interest Rate Swaps

As of June 30, 2010, we have interest rate swaps to fix the variable LIBOR interest rate on $520 million of our floating rate Term Loan facility. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities. Interest rate swaps related to $300 million at an effective weighted average interest rate of 1.49% expire March 31, 2011. Interest rate swaps related to the remaining $220 million at an effective weighted average interest rate of 1.97% expire April 30, 2012.

We have a cross-currency interest rate swap in Korea to convert our $100 million variable rate bank loan to KRW 92 billion at a fixed rate of 5.44%. The swap expires October 2010, concurrent with the maturity of the loan.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

As of June 30, 2010 approximately 76% of our debt was fixed rate and approximately 24% was variable rate, after the effect of interest rate swaps.

7.	SHARE-BASED COMPENSATION

The board of directors authorized the Novelis Long-Term Incentive Plan FY 2010 — FY 2013 (2010 LTIP) in June 2009 and the Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) in June 2008. Under both plans, phantom stock appreciation rights (SARs) were granted to certain of our executive officers and key employees. The SARs vest at the rate of 25% per year, subject to performance criteria and expire seven years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise. In May 2010, the board of directors authorized the Novelis Long-Term Incentive Plan FY 2011 (2011 LTIP). The 2011 LTIP provides for phantom SARs and restricted stock units (RSUs) to be granted under the plan. The 2011 LTIP SARs will vest similar to the 2010 LTIP and 2009 LTIP. The RSUs will vest three years from the grant date. No expense was recorded during the three months ended June 30, 2010 for the 2011 LTIP because all criteria for determining a grant date had not been met as of June 30, 2010.

Total compensation expense related to the LTIP plans for the respective periods is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our condensed consolidated statements of operations.

	Three Months Ended
	June 30,
	2010	2009

Novelis Long-Term Incentive Plan 2009	$1	$—
Novelis Long-Term Incentive Plan 2010	1	—

Total compensation expense	$2	$—

The tables below show the SARs activity under our 2010 LTIP and 2009 LTIP.

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2010 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2010	13,680,431	87.68	6.24	$29
Exercised	131,336	85.79
Forfeited/Cancelled	306,540	85.79

SARs outstanding as of June 30, 2010	13,242,555	87.98	6.00	$16

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2009 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2010	11,371,399	60.50	5.25	$18
Exercised	1,213,342	60.50
Forfeited/Cancelled	316,266	60.50

SARs outstanding as of June 30, 2010	9,841,791	60.50	5.00	$15

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the Bombay Stock Exchange to determine expected volatility assumptions. The fair value of each SAR under the 2010 LTIP and 2009 LTIP was estimated as of June 30, 2010 using the following assumptions:

	2010 LTIP	2009 LTIP

Risk-free interest rate	7.34 — 7.61%	7.16% — 7.42%
Dividend yield	0.93%	0.93%
Volatility	49.53%	53.12%
Time interval (in years)	0.004	0.004

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. Since the performance criteria for fiscal years 2012 and 2013 have not yet been established and therefore, measurement periods for SARs relating to those periods have not yet commenced, no compensation expense for those tranches has been recorded for the quarter ended June 30, 2010. As of June 30, 2010, 5,774,246 SARs were exercisable.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $17 million which is expected to be realized over a weighted average period of 1.89 years.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$9	$8	$2	$2
Interest cost	16	14	2	3
Expected return on assets	(14)	(10)	—	—
Amortization — losses	3	3	—	—

Net periodic benefit cost	$14	$15	$4	$5

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

	Three Months Ended
	June 30,
	2010	2009

Funded pension plans	$9	$3
Unfunded pension plans	3	4
Savings and defined contribution pension plans	5	3

Total contributions	$17	$10

During the remainder of fiscal 2011, we expect to contribute an additional $31 million to our funded pension plans, $9 million to our unfunded pension plans and $12 million to our savings and defined contribution plans.

9.	CURRENCY (GAINS) LOSSES

The following currency (gains) losses are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended
	June 30,
	2010	2009

Net (gain) on change in fair value of currency derivative instruments(A)	$(24)	$(22)
Net (gain) loss on remeasurement of monetary assets and liabilities(B)	21	(4)

Net currency gain	$(3)	$(26)

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expense, net.

The following currency gains (losses) are included in Accumulated other comprehensive loss (AOCI), net of tax and Noncontrolling interests (in millions).

	Three Months Ended	Year Ended
	June 30, 2010	March 31, 2010

Cumulative currency translation adjustment — beginning of period	$(3)	$(78)
Effect of changes in exchange rates	(124)	75

Cumulative currency translation adjustment — end of period	$(127)	$(3)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

10.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

The fair values of our financial instruments and commodity contracts as of June 30, 2010 and March 31, 2010 are as follows (in millions):

	June 30, 2010
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$(5)	$(1)	$(6)
Electricity swap	—	—	(6)	(20)	(26)

Total derivatives designated as hedging instruments	—	—	(11)	(21)	(32)

Derivatives not designated as hedging instruments:
Aluminum contracts	83	1	(72)	(6)	6
Currency exchange contracts	75	4	(21)	(6)	52
Energy contracts	—	—	(3)	—	(3)

Total derivatives not designated as hedging instruments	158	5	(96)	(12)	55

Total derivative fair value	$158	$5	$(107)	$(33)	$23

	March 31, 2010
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(21)	$(21)
Interest rate swaps	—	—	(6)	(1)	(7)
Electricity swap	—	—	(8)	(27)	(35)

Total derivatives designated as hedging instruments	—	—	(14)	(49)	(63)

Derivatives not designated as hedging instruments:
Aluminum contracts	149	6	(80)	—	75
Currency exchange contracts	48	1	(10)	(1)	38
Energy contracts	—	—	(6)	—	(6)

Total derivatives not designated as hedging instruments	197	7	(96)	(1)	107

Total derivative fair value	$197	$7	$(110)	$(50)	$44

(A)	The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Net Investment Hedges

The effective portion of the change in fair value of the derivative is included in Other comprehensive income (loss) (OCI), and will be reclassified to the condensed consolidated statement of operations when the related investment is disposed. The ineffective portion of gain or loss on derivatives is included in (Gain) loss on change in fair value of derivative instruments, net. In May 2010, we terminated these hedges early and realized a net loss of $3 million which was included in OCI. Net realized and unrealized losses included in OCI for the three months ended June 30, 2010 and March 31, 2010 were $18 million and $16 million, respectively.

Cash Flow Hedges

We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. The effective portion of gain or loss on the derivative is included in OCI and is reclassified when we recognize the underlying exposure into (Gain) loss on change in fair value of derivatives, net in our accompanying condensed consolidated statements of operations. As of June 30, 2010, the outstanding portion of this swap includes a total of 1.6 million megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. We have designated these as cash flow hedges. The effective portion of gain or loss on the derivative is included in OCI and reclassified when settled into Interest expense and amortization of debt issuance costs in our accompanying condensed consolidated statements of operations. We had $510 million of outstanding interest rate swaps designated as cash flow hedges as of June 30, 2010 and March 31, 2010.

For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge. This could occur if the underlying hedged exposure is determined to no longer be probable, or if our ongoing assessment of hedge effectiveness determines that the hedge relationship no longer meets the criteria we established at the inception of the hedge. If the derivative is no longer designated as a cash flow hedge, gains or losses recognized to date in AOCI would remain in AOCI until the underlying exposure is recognized. However, if the underlying exposure is no longer probable, such amounts would be immediately reclassified into current period earnings, along with the subsequent changes in the fair value of the undesignated derivative.

During the next twelve months we expect to reclassify $11 million in effective net losses from our cash flow hedges. The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Income/(Expense) on
	Amount of Gain or (Loss)		Reclassified from		Derivative (Ineffective Portion
	Recognized in OCI on Derivative		AOCI into Income/(Expense)		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010	2009

Electricity swap	$(10)	$9	$(1)	$(1)	$—	$2
Interest rate swaps	$—	$1	$—	$—	$—	$—

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

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. As of June 30, 2010 and March 31, 2010, we had 34 kilotonnes (kt) and 55 kt, respectively, of outstanding aluminum contracts not designated as hedges. We classify cash settlement amounts associated with these derivatives as part of investing activities in the condensed consolidated statements of cash flows.

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

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations. As of June 30, 2010 and March 31, 2010, we had outstanding currency exchange contracts with a total notional amount of $1.7 billion and $1.4 billion, respectively, that were not designated as hedges.

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of June 30, 2010 and March 31, 2010, we had $10 million of outstanding interest rate swaps that were not designated as hedges in each period.

We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of June 30, 2010 and March 31, 2010, we had 3.9 million MMBTUs and 4.2 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in earnings (in millions).

	Three Months
	Ended
	June 30,
	2010	2009

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(33)	$48
Currency exchange contracts	24	22
Energy contracts	1	—

Gain (loss) recognized	(8)	70
Derivative Instruments Designated as Cash Flow Hedges
Electricity swap	2	2

Gain (loss) on change in fair value of derivative instruments, net	$(6)	$72

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table summarizes realized and unrealized gains (losses) associated with the change in fair value of derivative instruments recognized in earnings.

	Three Months
	Ended
	June 30,
	2010	2009

Realized gains (losses) included in segment income	$41	$(228)
Realized gains (losses) on corporate derivative instruments	—	1
Unrealized gains (losses)	(47)	299

Gain (loss) on change in fair value of derivative instruments, net	$(6)	$72

We recognize realized gains (losses) in earnings when derivate instruments settle or when the final cash price is determined. We recognize an unrealized gain (loss) in earnings when derivative positions are marked to market. Unrealized gains (losses) arise from market movements impacting the value of our derivative positions and from the reversal that occurs when derivatives are settled and the position is realized.

The timing of gains (losses) realized in earnings approximates the timing of income recognized related to the underlying hedged exposures.

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

Derivative Contracts

For certain of our derivative contracts that have fair values based upon trades in liquid markets, such as aluminum forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

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

We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. These derivatives include certain of our energy-related forward contracts (e.g., electricity), certain foreign currency forward contracts and commodity location premium contracts. Models for these fair value measurements include inputs based on estimated future prices for periods beyond the term of the quoted prices.

For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk).

As of June 30, 2010 and March 31, 2010, we did not have any Level 1 financial instruments.

The following tables present our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2010 and March 31, 2010 (in millions).

	June 30, 2010		March 31, 2010
	Assets	Liabilities	Assets	Liabilities

Level 2
Aluminum contracts	$80	$(74)	$151	$(76)
Currency exchange contracts	79	(27)	49	(32)
Energy contracts	—	(3)	—	(6)
Interest rate swaps	—	(6)	—	(7)

Total Level 2 Instruments	159	(110)	200	(121)

Level 3
Aluminum contracts	4	(4)	4	(4)
Electricity swap	—	(26)	—	(35)

Total Level 3 Instruments	4	(30)	4	(39)

Total	$163	$(140)	$204	$(160)

We recognized unrealized losses of $5 million related to Level 3 financial instruments that were still held as of June 30, 2010. These unrealized gains are included in (Gain) loss on change in fair value of derivative instruments, net.

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)

Balance as of March 31, 2010	$(35)
Net realized/unrealized (losses) included in earnings(B)	2
Net realized/unrealized (losses) included in Other comprehensive income (loss)(C)	9
Net purchases, issuances and settlements	(2)
Net transfers from Level 3 to Level 2	—

Balance as of June 30, 2010	$(26)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.

Financial Instruments Not Recorded at Fair Value

The table below presents the estimated fair value of certain financial instruments that are not recorded at fair value on a recurring basis (in millions). The table excludes short-term financial assets and liabilities for which we believe carrying value approximates fair value.

	June 30, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Long-term receivables from related parties	$18	$18	$21	$21
Liabilities
Total debt — third parties (excluding short term borrowings)	2,592	2,413	2,596	2,432

12.	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net is comprised of the following (in millions).

	Three Months Ended
	June 30,
	2010	2009

Exchange (gains) losses, net	$21	$(4)
Gain on sale of assets	(13)	(1)
Gain on tax litigation settlement in Brazil	—	(6)
Other, net	(1)	(2)

Other (income) expense, net	$7	$(13)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

13.	INCOME TAXES

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended
	June 30,
	2010	2009

Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$77	$283

Canadian statutory tax rate	29%	30%

Provision at the Canadian statutory rate	22	85
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(2)	12
Exchange remeasurement of deferred income taxes	(2)	23
Change in valuation allowances	3	1
Expense (income) items not subject to tax	(1)	1
Tax rate differences on foreign earnings	(5)	(11)
Uncertain tax positions, net	1	1
Other — net	(1)	—

Income tax provision	$15	$112

Effective tax rate	19%	40%

As of June 30, 2010, we had a net deferred tax liability of $493 million. This amount includes gross deferred tax assets of approximately $734 million and a valuation allowance as of $242 million.

14.	COMMITMENTS AND CONTINGENCIES

In connection with our spin-off from Alcan Inc., we assumed a number of liabilities, commitments and contingencies mainly related to our historical rolled products operations, including liabilities in respect of legal claims and environmental matters. As a result, we may be required to indemnify Rio Tinto Alcan for claims successfully brought against Alcan or for the defense of legal actions that arise from time to time in the normal course of our rolled products business including commercial and contract disputes, employee-related claims and tax disputes (including several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions). In addition to these assumed liabilities and contingencies, we may, in the future, be involved in, or subject to, other disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. Where appropriate, we have established reserves in respect of these matters (or, if required, we have posted cash guarantees). While the ultimate resolution of, and liability and costs related to, these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity. The following describes certain legal proceedings relating to our business, including those for which we assumed liability as a result of our spin-off from Alcan Inc.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Legal Proceedings

Coca-Cola Lawsuit.  On July 8, 2010, a Georgia state court granted Novelis Corporation’s motion for summary judgment, effectively dismissing a lawsuit brought by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) against Novelis Corporation. In the lawsuit, which was filed on February 15, 2007, CCBSS alleged that Novelis Corporation breached the “most favored nations” provision regarding certain pricing matters under an aluminum can stock supply agreement between the parties, and sought monetary damages and other relief. On August 6, 2010, CCBSS filed a notice of appeal with the court, reserving its right to appeal the summary judgment ruling. However, we have concluded that a loss from the litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe there is a reasonable possibility of a loss from the lawsuit.

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

We have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of June 30, 2010

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

will be approximately $53 million. Of this amount, $38 million is included in Other long-term liabilities, with the remaining $15 million included in Accrued expenses and other current liabilities in our consolidated balance sheet as of June 30, 2010. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of June 30, 2010 and March 31, 2010, we had cash deposits aggregating approximately $47 million and $45 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $19 million to $123 million as of June 30, 2010. In total, these reserves approximate $148 million and $149 million as of June 30 and March 31, 2010, respectively, and are included in Other long-term liabilities in our accompanying consolidated balance sheets.

On May 28, 2009, the Brazilian government passed a law allowing taxpayers to settle certain federal tax disputes with the Brazilian tax authorities, including disputes relating to a Brazilian national tax on manufactured products, through an installment program. Under the program, if a company elects to settle a tax dispute and pay the principal amount due over a specified payment period, the company will receive a discount on the interest and penalties owed on the disputed tax amount. Novelis joined the installment program in November of 2009. Pursuant to recently enacted law, we plan to identify to the Brazilian government, in August 2010, those tax disputes that Novelis will settle pursuant to the installment program.

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our wholly-owned subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries hold any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Since we consolidate wholly-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables for these entities are already included in our consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness related to our wholly-owned subsidiaries as of June 30, 2010 (in millions).

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$130	$37

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

We measure the profitability and financial performance of our operating segments based on Segment income. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (j) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

Adjustment to Eliminate Proportional Consolidation.  The financial information for our segments includes the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under US GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables below to the relevant US GAAP-based measures, we must remove our proportional share of each line item that we included in the segment amounts. See Note 5 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

The tables below show selected segment financial information (in millions).

Selected Segment Financial Information

	North			South	Corporate
Total Assets	America	Europe	Asia	America	and Other	Eliminations	Total

June 30, 2010	$2,747	$2,702	$949	$1,349	$51	$(213)	$7,585
March 31, 2010	$2,726	$2,870	$965	$1,344	$49	$(192)	$7,762

Selected Operating Results	North			South	Corporate
Three Months Ended June 30, 2010	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$959	$842	$457	$277	$—	$(2)	$2,533
Depreciation and amortization	42	33	15	23	2	(12)	103
Capital expenditures	7	8	6	5	3	(6)	23

Selected Operating Results	North			South	Corporate
Three Months Ended June 30, 2009	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$767	$665	$326	$204	$—	$(2)	$1,960
Depreciation and amortization	41	48	11	18	1	(19)	100
Capital expenditures	6	11	3	7	—	(3)	24

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table shows the reconciliation from income from reportable segments to Net income attributable to our common shareholder (in millions).

	Three Months Ended
	June 30,
	2010	2009

North America	$101	$57
Europe	88	33
Asia	44	38
South America	49	11
Corporate and other(A)	(19)	(15)
Depreciation and amortization	(103)	(100)
Interest expense and amortization of debt issuance costs	(39)	(43)
Interest income	3	3
Unrealized gains (losses) on change in fair value of derivative instruments, net(B)	(47)	299
Adjustment to eliminate proportional consolidation	(10)	(16)
Restructuring charges, net	(6)	(3)
Other income, net	13	9

Income before income taxes	74	273
Income tax provision	15	112

Net income	59	161
Net income attributable to noncontrolling interests	9	18

Net income attributable to our common shareholder	$50	$143

(A)	Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. It also includes realized gains (losses) on corporate derivative instruments.

(B)	Unrealized gains (losses) on change in fair value of derivative instruments, net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments, net on our condensed consolidated statements of operations. See Note 10 — Financial Instruments and Commodity Contracts for additional discussion.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Information about Major Customers and Primary Supplier

The table below shows our net sales to Rexam Plc (Rexam) and Anheuser-Busch InBev (Anheuser-Busch), our two largest customers, as a percentage of total Net sales.

	Three Months Ended
	June 30,
	2010	2009

Rexam	16%	20%
Anheuser-Busch	13%	12%

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. During the three months ended June 30, 2010 and 2009, purchases from Rio Tinto Alcan as a percentage of total combined metal purchases (in kt) was 35% and 43%, respectively, in each period.

16.	SUPPLEMENTAL INFORMATION

Accumulated other comprehensive loss consists of the following (in millions).

	June 30,	March 31,
	2010	2010

Currency translation adjustment	$(124)	$(8)
Fair value of effective portion of cash flow hedges	(21)	(27)
Pension and other benefits	(68)	(68)

Accumulated other comprehensive loss	$(213)	$(103)

Supplemental cash flow information (in millions):

	Three Months Ended
	June 30,
	2010	2009

Interest paid	$9	$18
Income taxes paid (refunded)	$9	$(7)

17.	SUPPLEMENTAL GUARANTOR INFORMATION

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$260	$2,032	$749	$(508)	$2,533

Cost of goods sold (exclusive of depreciation and amortization shown below)	242	1,804	670	(508)	2,208
Selling, general and administrative expenses	(3)	69	15	—	81
Depreciation and amortization	2	77	24	—	103
Research and development expenses	6	3	—	—	9
Interest expense and amortization of debt issuance costs	29	23	1	(14)	39
Interest income	(14)	(3)	—	14	(3)
(Gain) loss on change in fair value of derivative instruments, net	1	—	5	—	6
Restructuring charges, net	—	5	1	—	6
Equity in net (income) loss of non-consolidated affiliates	(47)	3	—	47	3
Other (income) expense, net	(4)	—	11	—	7

	212	1,981	727	(461)	2,459

Income (loss) before income taxes	48	51	22	(47)	74
Income tax provision (benefit)	(2)	13	4	—	15

Net income (loss)	50	38	18	(47)	59
Net income (loss) attributable to noncontrolling interests	—	—	9	—	9

Net income (loss) attributable to our common shareholder	$50	$38	$9	$(47)	$50

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$168	$1,534	$551	$(293)	$1,960

Cost of goods sold (exclusive of depreciation and amortization shown below)	156	1,214	456	(293)	1,533
Selling, general and administrative expenses	10	56	12	—	78
Depreciation and amortization	1	78	21	—	100
Research and development expenses	5	3	—	—	8
Interest expense and amortization of debt issuance costs	26	30	3	(16)	43
Interest income	(15)	(3)	(1)	16	(3)
(Gain) loss on change in fair value of derivative instruments, net	(2)	(61)	(9)	—	(72)
Restructuring charges, net	—	3	—	—	3
Equity in net (income) loss of non-consolidated affiliates	(147)	10	—	147	10
Other (income) expense, net	(7)	7	(13)	—	(13)

	27	1,337	469	(146)	1,687

Income (loss) before income taxes	141	197	82	(147)	273
Income tax provision (benefit)	(2)	101	13	—	112

Net income (loss)	143	96	69	(147)	161
Net income (loss) attributable to noncontrolling interests	—	—	18	—	18

Net income (loss) attributable to our common shareholder	$143	$96	$51	$(147)	$143

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$26	$263	$130	$—	$419
Accounts receivable, net of allowances
— third parties	27	809	406	—	1,242
— related parties	724	252	60	(1,018)	18
Inventories	50	759	266	—	1,075
Prepaid expenses and other current assets	2	34	9	—	45
Fair value of derivative instruments	4	116	47	(9)	158
Deferred income tax assets	—	21	7	—	28

Total current assets	833	2,254	925	(1,027)	2,985
Property, plant and equipment, net	136	1,891	472	—	2,499
Goodwill	—	600	11	—	611
Intangible assets, net	5	710	3	—	718
Investments in and advances to non-consolidated affiliates	1,946	649	1	(1,946)	650
Fair value of derivative instruments, net of current portion	1	6	1	(3)	5
Deferred income tax assets	1	3	2	—	6
Other long-term assets	909	195	73	(1,066)	111

Total assets	$3,831	$6,308	$1,488	$(4,042)	$7,585

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$3	$101	$—	$107
Short-term borrowings
— third parties	—	12	17	—	29
— related parties	25	460	17	(502)	—
Accounts payable
— third parties	68	565	451	—	1,084
— related parties	67	360	132	(515)	44
Fair value of derivative instruments	6	95	16	(10)	107
Accrued expenses and other current liabilities	68	271	84	(1)	422
Deferred income tax liabilities	—	32	—	—	32

Total current liabilities	237	1,798	818	(1,028)	1,825
Long-term debt, net of current portion
— third parties	1,632	853	—	—	2,485
— related parties	111	865	89	(1,065)	—
Deferred income tax liabilities	—	483	12	—	495
Accrued postretirement benefits	33	335	118	—	486
Other long-term liabilities	9	325	12	(3)	343

Total liabilities	2,022	4,659	1,049	(2,096)	5,634

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	(694)	(109)	803	3,497
Retained earnings/(accumulated deficit)	(1,475)	2,514	464	(2,978)	(1,475)
Accumulated other comprehensive income (loss)	(213)	(171)	(58)	229	(213)

Total Novelis shareholder’s equity	1,809	1,649	297	(1,946)	1,809
Noncontrolling interests	—	—	142	—	142

Total equity	1,809	1,649	439	(1,946)	1,951

Total liabilities and shareholder’s equity	$3,831	$6,308	$1,488	$(4,042)	$7,585

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$22	$266	$149	$—	$437
Accounts receivable, net of allowances
— third parties	24	747	372	—	1,143
— related parties	695	312	62	(1,045)	24
Inventories	47	770	266	—	1,083
Prepaid expenses and other current assets	2	28	9	—	39
Fair value of derivative instruments	5	161	43	(12)	197
Deferred income tax assets	—	7	5	—	12

Total current assets	795	2,291	906	(1,057)	2,935
Property, plant and equipment, net	138	1,976	518	—	2,632
Goodwill	—	600	11	—	611
Intangible assets, net	6	740	3	—	749
Investments in and advances to non-consolidated affiliates	1,998	708	1	(1,998)	709
Fair value of derivative instruments, net of current portion	—	7	2	(2)	7
Deferred income tax assets	1	3	1	—	5
Other long-term assets	976	199	78	(1,139)	114

Total assets	$3,914	$6,524	$1,520	$(4,196)	$7,762

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$3	$100	$—	$106
Short-term borrowings
— third parties	—	61	14	—	75
— related parties	41	457	21	(519)	—
Accounts payable
— third parties	58	600	418	—	1,076
— related parties	62	350	166	(525)	53
Fair value of derivative instruments	7	102	13	(12)	110
Accrued expenses and other current liabilities	52	279	106	(1)	436
Deferred income tax liabilities	—	33	1	—	34

Total current liabilities	223	1,885	839	(1,057)	1,890
Long-term debt, net of current portion
— third parties	1,635	854	1	—	2,490
— related parties	115	929	94	(1,138)	—
Deferred income tax liabilities	—	485	12	—	497
Accrued postretirement benefits	31	349	119	—	499
Other long-term liabilities	41	333	5	(3)	376

	2,045	4,835	1,070	(2,198)	5,752

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,497	—	—	—	3,497
Retained earnings (accumulated deficit)	(1,525)	1,818	349	(2,167)	(1,525)
Accumulated other comprehensive income (loss)	(103)	(129)	(40)	169	(103)

Total equity of our common shareholder	1,869	1,689	309	(1,998)	1,869
Noncontrolling interests	—	—	141	—	141

Total equity	1,869	1,689	450	(1,998)	2,010

Total liabilities and equity	$3,914	$6,524	$1,520	$(4,196)	$7,762

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$29	$(18)	$11	$—	$22

INVESTING ACTIVITIES
Capital expenditures	(4)	(13)	(6)	—	(23)
Proceeds from sales of assets	—	14	1	—	15
Proceeds from loans receivable, net — related parties	—	3	—	—	3
Net proceeds from settlement of derivative instruments	(4)	36	—	—	32

Net cash provided by (used in) investing activities	(8)	40	(5)	—	27

FINANCING ACTIVITIES
Principal payments
— third parties	(1)	(3)	—	—	(4)
— related parties	—	22	(8)	(14)	—
Short-term borrowings, net
— third parties	—	(45)	4	—	(41)
— related parties	(16)	4	(2)	14	—
Dividends — noncontrolling interests	—	—	(17)	—	(17)

Net cash provided by (used in) financing activities	(17)	(22)	(23)	—	(62)

Net increase (decrease) in cash and cash equivalents	4	—	(17)	—	(13)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(3)	(2)	—	(5)
Cash and cash equivalents — beginning of period	22	266	149	—	437

Cash and cash equivalents — end of period	$26	$263	$130	$—	$419

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended June 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3	$129	$151	$(27)	$256

INVESTING ACTIVITIES
Capital expenditures	(1)	(18)	(5)	—	(24)
Proceeds from sales of assets	—	—	3	—	3
Changes to investment in and advances to non-consolidated affiliates	—	3	—	—	3
Proceeds from loans receivable, net — related parties	—	6	—	—	6
Net proceeds from settlement of derivative instruments	(1)	(177)	(43)	—	(221)

Net cash provided by (used in) investing activities	(2)	(186)	(45)	—	(233)

FINANCING ACTIVITIES
Proceeds from issuance of debt — related party	3	—	—	—	3
Principal payments
— third parties	(1)	(3)	(8)	—	(12)
— related parties	(9)	5	(59)	63	—
Short-term borrowings, net
— third parties	—	(8)	(25)	—	(33)
— related parties	10	26	—	(36)	—
Dividends — noncontrolling interests	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	3	20	(93)	27	(43)

Net increase (decrease) in cash and cash equivalents	4	(37)	13	—	(20)
Effect of exchange rate changes on cash balances held in foreign currencies	—	4	5	—	9
Cash and cash equivalents — beginning of period	3	175	70	—	248

Cash and cash equivalents — end of period	$7	$142	$88	$—	$237

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of June 30, 2010, we had operations on four continents: North America; South America; Asia and Europe, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. and became Rio Tinto Alcan Inc. References herein to “Rio Tinto Alcan” refer to Rio Tinto Alcan Inc.

All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2010, filed with the United States Securities and Exchange Commission (SEC) on May 27, 2010.

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

HIGHLIGHTS

Significant factors that impacted our business for each of the three months ended June 30, 2010 and 2009 are presented briefly below. Each is discussed in further detail throughout the Management’s Discussion and Analysis and Segment Review.

•	Net sales for the first quarter of fiscal 2011 were $2.5 billion, an increase of 29% compared to the $2.0 billion reported in the same period a year ago. Shipments of aluminum rolled products totaled 746 kt for the first quarter of fiscal 2011, an increase of 15% compared to shipments of 650 kt in the first quarter of the previous year, driven by stronger end-market demand across all our regions. This represents the second consecutive quarter since the economic downturn that shipments grew in all four regions year-over-year.

•	We reported pre-tax income of $74 million for the three months ended June 30, 2010, as compared to pre-tax income of $273 million for the three months ended June 30, 2009. The prior year quarter includes unrealized gains on derivative instruments of $299 million and the current quarter results include $47 million of unrealized losses on derivatives.

BUSINESS AND INDUSTRY CLIMATE

Global economic trends affect our business, and the economic slowdown of the preceding two years had a negative effect on the demand for our products. During the fourth quarter of fiscal 2010, we saw recovery in all our regions. The increase in demand has continued in the first quarter of fiscal 2011 in all our end-markets.

Key Sales and Shipment Trends

	Three Months Ended				Year Ended	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	March 31,	June 30,
	2009	2009	2009	2010	2010	2010
		(In millions, excepts shipments which are in kt)

Net sales	$1,960	$2,181	$2,112	$2,420	$8,673	$2,533
Percentage increase (decrease) in net sales versus comparable previous year period	(37)%	(26)%	(3)%	25%	(15)%	29%
Rolled product shipments:
North America	254	258	243	274	1,029	278
Europe	185	203	188	227	803	232
Asia	130	139	134	129	532	146
South America	81	93	84	86	344	90

Total	650	693	649	716	2,708	746

Beverage and food cans	396	407	371	406	1,580	425
All other rolled products	254	286	278	310	1,128	321

Total	650	693	649	716	2,708	746

Percentage increase (decrease) in rolled products shipments versus comparable previous year period:
North America	(11)%	(12)%	—%	11%	(4)%	9%
Europe	(32)%	(20)%	(5)%	21%	(12)%	25%
Asia	(2)%	14%	26%	50%	19%	12%
South America	(7)%	7%	(3)%	1%	(1)%	11%

Total	(16)%	(8)%	3%	18%	(2)%	15%

Beverage and food cans	(5)%	(2)%	2%	12%	1%	7%
All other rolled products	(29)%	(16)%	3%	27%	(7)%	26%

Total	(16)%	(8)%	3%	18%	(2)%	15%

Business Model and Key Concepts

Conversion Business Model

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

Increases or decreases in the LME price directly impact net sales, cost of goods sold (exclusive of depreciation and amortization) and working capital, albeit on a lag basis. The timing of these impacts on sales revenue and metal purchase costs vary based on contractual arrangements with customers and metal suppliers in each region. Certain of our sales contracts contain fixed metal prices for sales in future periods of time, which exposes us to the risk of changes in LME prices. In addition, we are exposed to fluctuating metal prices on our purchases of inventory associated with the period of time between the pricing of our purchases of inventory and the shipment of that inventory to our customers. Timing differences also occur in the flow of metal costs through moving average inventory cost values and cost of goods sold (exclusive of depreciation and amortization). We refer to these timing differences collectively as metal price lag.

We also have exposure to foreign currency risk associated with sales made in currencies that differ from those in which we are paying our conversion costs. For example, sales in Brazil are generally priced in US dollars, but the majority of our conversion costs are paid in Brazilian Real. We discuss this foreign currency risk further below.

Metal Derivative Instruments

We use derivative instruments to preserve our conversion margin and manage the timing differences associated with metal price lag.

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

Additionally, we sell short-term LME futures contracts to reduce our exposure to fluctuating LME prices during the period of time for which we are responsible for the price of inventory we physically hold and to manage the metal price lag. The majority of our metal purchases are based on average prices for a period of time prior to the period at which we order the metal. Additionally, there is a period of time between when we place an order for metal, when we receive the metal and when we ship the metal to our customers. The fluctuations in LME futures during that time period directly hedge the economic risk of metal price fluctuations on our inventory.

We settle derivative contracts in advance of billing and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days.

Metal Price Ceilings

Since the spin-off from Alcan Inc. in 2005, we had contracts which contained a ceiling over which metal prices could not be contractually passed through to certain customers. The last of these contracts expired on December 31, 2009. During the first quarter of fiscal 2010, LME prices were below the metal price ceiling. Therefore, the metal price ceiling contracts did not have an effect on the first quarter 2010 results of operations. We also held derivatives to hedge our exposure to metal price movements related to these contracts which resulted in a $13 million gain during the first quarter of fiscal 2010.

In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts with metal price ceilings at fair value. These reserves were accreted into net sales over the term of the underlying contracts. This accretion had no impact on cash flow. For the three months ended June 30, 2009, we recorded accretion of $55 million. With the expiration of the last contract with a price ceiling, the balance of the reserve was zero at December 31, 2009, so there was no accretion in the three months ended June 30, 2010.

LME

The average (based on the simple average of the monthly averages) and closing prices based upon the LME for aluminum for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended
	June 30,		Percent
	2010	2009	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,288	$1,366	67%
Average cash price during the period	$2,096	$1,484	41%
Closing cash price as of end of period	$1,924	$1,616	19%

Prices increased from March 31, 2010 until approximately mid-April and then steadily declined through the end of the first quarter of fiscal 2011, which resulted in $66 million of unrealized losses on metal derivatives. The increase in the LME during the first quarter of fiscal 2010 resulted in $55 million of unrealized gains on metal derivatives.

Foreign Exchange

We operate a global business and conduct business in various currencies around the world. Fluctuations in foreign exchange rates impact our operating results. We recognize foreign exchange gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rate as of month-end and the average of the month-end exchange rates for the three months ended June 30, 2010 and 2009:

			Average Exchange Rate
	Exchange Rate as of		Three Months Ended
	June 30,	March 31,	June 30,
	2010	2010	2010	2009

U.S. dollar per Euro	1.225	1.353	1.285	1.379
Brazilian real per U.S. dollar	1.801	1.784	1.785	2.036
South Korean won per U.S. dollar	1,210	1,131	1,164	1,302
Canadian dollar per U.S. dollar	1.063	1.014	1.035	1.149

The U.S. dollar strengthened during the first quarter of fiscal 2011. In Europe and Asia, the strengthening of the U.S. dollar resulted in foreign exchange losses as these operations are recorded in local currency. In North America and Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and local currency operating costs, foreign exchange results were relatively flat.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations. The strengthening dollar during the first quarter of fiscal 2011 resulted in $24 million of gains on foreign currency derivatives, as compared to $22 million of gains on foreign exchange derivatives during the first quarter of fiscal 2010.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Net sales for the three months ended June 30, 2010 increased 29% as compared to the three months ended June 30, 2009, primarily as a result of a 15% increase in volume, a 41% increase in average LME prices and higher conversion premiums. This increase was partially offset by $55 million of accretion of the metal price ceiling contract reserves recorded in the first quarter of 2010, which did not affect the first quarter of 2011 because the contract expired December 31, 2009. We have experienced a rapid increase in demand across all our regions over the past two quarters, and are at or near capacity in all regions.

Cost of goods sold (exclusive of depreciation and amortization) increased $675 million, or 44%, which reflects the increased volume and higher average LME prices, offset by our prior cost cutting measures. See the Segment Review for further discussion of the fluctuations in the results of operations by region.

We reported net income attributable to our common shareholder of $50 million for the first quarter of fiscal 2011 as compared to $143 for the first quarter of fiscal 2010. The three months ended June 30, 2010 was impacted by $49 million in unrealized losses on derivative instruments, as compared to gains of $299 million in the three months ended June 30, 2009. Net income for the first quarter of fiscal 2011 includes a gain on the sale of land in Brazil of $13 million, and net income for the first quarter of fiscal 2010 includes a gain on the settlement of certain tax litigation in South America of $6 million. We also recorded an income tax provision of $15 million in the three months ended June 30, 2010, as compared to a $112 million income tax provision in the same period of the prior year.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on Segment income. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (j) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Three Months Ended June 30, 2010	America	Europe	Asia	America	Eliminations	Total

Net sales	$959	$842	$457	$277	$(2)	$2,533
Shipments (kt)
Rolled products	278	232	146	90	—	746
Ingot products	5	17	1	10	—	33

Total shipments	283	249	147	100	—	779

Selected Operating Results	North			South
Three Months Ended June 30, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$767	$665	$326	$204	$(2)	$1,960
Shipments (kt)
Rolled products	254	185	130	81	—	650
Ingot products	7	27	—	7	—	41

Total shipments	261	212	130	88	—	691

The following table reconciles changes in Segment income for the three months ended June 30, 2009 to three months ended June 30, 2010 (in millions). Variances include the related realized derivative gain or loss.

	North			South
Changes in Segment income	America	Europe	Asia	America

Segment income — three months ended June 30, 2009	$57	$33	$38	$11
Volume	16	32	9	6
Conversion premium and product mix	15	1	7	7
Conversion costs(A)	27	(15)	(1)	4
Metal price lag	(6)	30	8	8
Foreign exchange	(7)	(11)	(13)	1
Primary metal production	—	—	—	15
Other changes(B)	(1)	18	(4)	(3)

Segment income — three months ended June 30, 2010	$101	$88	$44	$49

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other metal costs. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

As of June 30, 2010, North America manufactured aluminum sheet and light gauge products through 11 plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

North America continued its recovery in volumes as demand remained strong in all industry sectors, continuing the general recovery experienced in the second half of 2010. Shipments in the first quarter of fiscal 2011 increased as compared to a year ago, and as compared to the fourth quarter of fiscal 2010 as the region operated at or near capacity during the first quarter of fiscal 2011. Net sales for the first quarter of fiscal 2011 were up $192 million, or 25%, as compared to the first quarter of fiscal 2010 reflecting the increase in demand previously mentioned as well as higher LME prices and improved conversion premiums.

Segment income for the first quarter of fiscal 2011 was $101 million, up $44 million as compared to the prior year period. Favorable volume, conversion premiums and conversion costs were partially offset by the negative impact of foreign exchange rate changes and metal price lag.

Europe

As of June 30, 2010, our European segment provided European markets with value-added sheet and light gauge products through 12 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

Our European operations have experienced a strong recovery in demand in all industry sectors with flat rolled shipments and net sales up 25% and 27%, respectively, compared to the prior year. Flat rolled shipments were up 2% as compared to the fourth quarter of fiscal 2010.

Segment income for the first quarter of fiscal 2011 was $88 million, up $55 million compared to the same period of the prior year. Favorable volumes and metal price lag mainly contributed to the increase and were slightly offset by higher input costs related primarily to metal premiums; maintenance and other fixed costs; and a negative impact from foreign currency fluctuations. Other changes reflect a favorable impact of $18 million from fixed forward price sales contracts.

Asia

As of June 30, 2010, Asia operated three manufacturing facilities with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

In the first quarter of fiscal 2011, the Asian markets continued the growth experienced in fiscal 2010, particularly in can and electronics end markets. We expect growth in China’s economy to benefit export-oriented neighboring countries as they participate in demand for finished goods and infrastructure projects in China. Flat rolled product shipments are up 12% as compared to the prior year period and 13% as compared to the fourth quarter of fiscal 2010. We expect customer demand to continue at these levels for the near term. Net sales increased $131 million, or 40%, as compared to the first quarter of fiscal 2010, reflecting the higher volume and higher LME prices.

Segment income increased from $38 million in the first quarter of fiscal 2010 to $44 million for the first quarter of fiscal 2011 due to increased volumes, conversion premiums and the positive impact of metal price lag, partially offset by unfavorable exchange rate fluctuations.

South America

Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included two rolling plants in Brazil along with two smelters and power generation facilities as of June 30, 2010.

Total shipments increased as compared to the prior year period, with rolled products shipments up 11%, while net sales increased 36% as compared to the prior year due to continued growth in volumes and higher LME prices. Flat rolled shipments in South America for the first quarter of fiscal 2011 were up 5% as compared to the fourth quarter of fiscal 2010 due to continued growth in can market demand.

Segment income for South America increased $38 million as compared to the prior year period. This increase in segment income is due to a $15 million increase in the smelter benefit compared to the prior year period as well as increases in volumes, conversion premiums and a favorable increase in metal price lag.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the three months ended June 30, 2010 and 2009 (in millions).

	Three Months
	Ended
	June 30,
	2010	2009

North America	$101	$57
Europe	88	33
Asia	44	38
South America	49	11
Corporate and other	(19)	(15)
Depreciation and amortization	(103)	(100)
Interest expense and amortization of debt issuance costs	(39)	(43)
Interest income	3	3
Unrealized gains (losses) on change in fair value of derivative instruments, net	(47)	299
Adjustment to eliminate proportional consolidation	(10)	(16)
Restructuring charges, net	(6)	(3)
Other income, net	13	9

Income before income taxes	74	273
Income tax provision	15	112

Net income	59	161
Net income attributable to noncontrolling interests	9	18

Net income attributable to our common shareholder	$50	$143

Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. Corporate and other costs increased from $15 million to $19 million primarily due to increases in employee costs and professional fees.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 24% of our debt was variable rate as of June 30, 2010 after taking into account the effect of interest rate swaps.

Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. For the first quarter of fiscal 2011, the $47 million of unrealized losses consists of (1) $3 million reversal of previously recognized gains upon settlement of derivatives and (2) $44 million of unrealized losses relating to mark to market losses on metal derivatives and gains on currency derivatives. We recorded $299 million of unrealized losses for the first quarter of fiscal 2010.

Adjustment to eliminate proportional consolidation was $10 million of loss for the first quarter of fiscal 2011 as compared to a $16 million loss in the first quarter of fiscal 2010. This adjustment typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.

Restructuring charges in the first quarter of fiscal 2011 primarily related to the move of our North American headquarters to Atlanta, GA. See Note 2 — Restructuring Programs.

Other income, net includes a gain on the sale of unused land in South America of $13 million for the first quarter of fiscal 2011. The land had previously been used as a bauxite mine until all bauxite was removed from the site. The first quarter of fiscal 2010 includes a gain of $6 million on the settlement of certain tax litigation in Brazil.

We have experienced significant fluctuations in income tax expense and the corresponding effective tax rate. The primary factors contributing to the effective tax rate differing from the statutory Canadian rate include:

•	Our functional currency in Brazil is the U.S. dollar where the company holds significant U.S. dollar denominated debt. As the value of the local currency strengthens and weakens against the U.S. dollar, unrealized gains or losses are created for tax purposes, while the underlying gains or losses are not recorded in our income statement.

•	We have significant net deferred tax liabilities in Brazil that are remeasured to account for currency fluctuations as the taxes are payable in local currency.

•	Our income is taxed at various statutory tax rates in varying jurisdictions. Applying the corresponding amounts of income and loss to the various tax rates results in differences when compared to our Canadian statutory tax rate.

•	We record increases and decreases to valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.

For the three months ended June 30, 2010, we recorded a $15 million income tax provision on our pre-tax income of $77 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 19%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) $2 million benefit for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $2 million benefit for exchange remeasurement of deferred income taxes, (3) a $3 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses , and (4) a $5 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

For the three months ended June 30, 2009, we recorded a $112 million income tax provision on our pre-tax loss of $283 million, before our equity in net (income) loss of non-consolidated affiliates, which represented an effective tax rate of 40%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) a $12 million expense for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $23 million expense for exchange remeasurement of deferred income taxes, and (3) an $11 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.

As of June 30, 2010, we have available liquidity of $1.05 billion. This reflects our continued efforts to preserve liquidity through cost and capital spending controls and effective management of working capital, which we believe are sustainable. Our available liquidity allows us to make strategic investments in our business as opportunities are identified that are aligned with our strategic plan.

Available Liquidity

Our estimated liquidity as of June 30, 2010 and March 31, 2010 is as follows (in millions):

	June 30,	March 31,
	2010	2010

Cash and cash equivalents	$419	$437
Overdrafts	(17)	(14)
Availability under the ABL facility	649	603

Total estimated liquidity	$1,051	$1,026

The cash and cash equivalents balance above includes cash held in foreign countries in which we operate. These amounts are generally available on a short-term basis, subject to regulatory requirements, in the form of a dividend or inter-company loan. Borrowings under the ABL Facility are generally based on 85% of eligible accounts receivable and 64 to 70% of eligible inventories.

Free Cash Flow

Free cash flow (which is a non-US GAAP measure) consists of: (a) net cash provided by (used in) operating activities; (b) plus net cash provided by (used in) investing activities, less (c) proceeds from sales of assets. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

The following table shows the Free cash flow for the three months ended June 30, 2010 and 2009, the change between periods as well as the ending balances of cash and cash equivalents (in millions).

	Three Months Ended
	June 30,
	2010	2009	Change

Net cash provided by operating activities	$22	$256	$(234)
Net cash provided by (used in) investing activities	27	(233)	260
Less: Proceeds from sales of assets	(15)	(3)	(12)

Free cash flow	$34	$20	$14

Ending cash and cash equivalents	$419	$237	$182

Free cash flow increased $14 million in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. The changes in free cash flow are described in greater detail below.

Operating Activities

Overall operating results were strong for the first quarter of fiscal 2011, reflecting the increase in volumes and our lower fixed cost structure as a result of our prior cost cutting measures. Additionally, cash flow from operations for the quarter ended June 30, 2010 benefitted from cash receipts of $30 million related to customer-directed derivatives, as compared to $24 million of cash outflows for the quarter ended June 30, 2009. Cash flow from operations was negatively affected by $76 million as a result of our decision to change how we finance working capital in Asia and South America, which we determined to be the best use of cash during the quarter. Additionally, higher working capital balances as a result of LME prices, which were 41% higher on average in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, had a negative effect on cash flows from operations.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

	Three Months Ended
	June 30,
	2010	2009	Change

Capital expenditures	$(23)	$(24)	$1
Net proceeds (outflow) from settlement of derivative instruments	32	(221)	253
Proceeds from sales of assets	15	3	12
Changes to investment in and advances to non-consolidated affiliates	—	3	(3)
Proceeds from related parties loans receivable, net	3	6	(3)

Net cash provided by (used in) investing activities	$27	$(233)	$260

The majority of our capital expenditures in fiscal 2010 and the first quarter of fiscal 2011 related to projects devoted to product quality, technology, productivity enhancement and increased capacity. In response to the economic downturn, we reduced our capital spending in the second half of fiscal 2009, with a focus on preserving maintenance and safety and maintained that level of spending throughout fiscal 2010 with an annual capital expenditure of approximately $100 million. As our liquidity position has improved, we have increased our capital expenditure plan to include certain strategic investments. We expect that our total annual capital expenditures for fiscal 2011 to be between $240 and $250 million, including approximately $66 million related to our previously announced expansion in South America.

The settlement of derivative instruments resulted in an inflow of $32 million in the three months ended June 30, 2010 as compared to $221 million in cash outflow in the prior year period. The net inflow in the first quarter of fiscal 2011 was primarily related to metal derivatives. Based on forward curves for metal, foreign currencies, interest rates and energy as of June 30, 2010, we forecast approximately $50 million of cash inflows related to the settlement of derivative instruments in the second quarter.

The majority of proceeds from asset sales in the three months ended June 30, 2010 relate to asset sales in South America.

Proceeds from loans receivable, net during all periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Financing Activities

The following table presents information regarding our Net cash provided by (used in) financing activities (in millions).

	Three Months Ended
	June 30,
	2010	2009	Change

Proceeds from issuance of debt, related parties	$—	$3	$(3)
Principal payments, third parties	(4)	(12)	8
Short-term borrowings, net	(41)	(33)	(8)
Dividends, noncontrolling interest	(17)	(1)	(16)

Net cash used in financing activities	$(62)	$(43)	$(19)

As of June 30, 2010, our short-term borrowings were $29 million consisting of (1) $12 million of short-term loans under our senior secured credit facilities (ABL Facility), and (2) a $17 million in bank overdrafts. As of June 30, 2010, $22 million of the ABL Facility was utilized for letters of credit and we had $649 million in remaining availability under the ABL Facility. The weighted average interest rate on our total short-term borrowings was 1.84% and 1.71% as of June 30, 2010 and March 31, 2010, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The following discussion addresses the applicable off-balance sheet items for our Company.

Derivative Instruments

See Note 10 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements for a full description of derivative instruments

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our wholly-owned subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries hold any assets of any third parties as collateral to offset the potential settlement of these guarantees.

Since we consolidate wholly-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables for these entities are already included in our consolidated balance sheets.

The following table discloses information about our obligations under guarantees of indebtedness related to our wholly-owned subsidiaries as of June 30, 2010 (in millions).

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$130	$37

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2010 and March 31, 2010, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. During the three months ended June 30, 2010, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended March 31, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the three months ended June 30, 2010, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2010.

RECENT ACCOUNTING STANDARDS

See Note 1 — Business and Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a full description of accounting pronouncements including the respective dates of adoption and expected effects on results of operations, financial condition and liquidity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA

This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance and the effectiveness of our hedging programs and controls. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and publicly available third party industry journals. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the capacity and effectiveness of our metal hedging activities, including our internal used beverage cans (UBCs) and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan Inc.;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	the impact of restructuring efforts in the future;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions including deterioration in the global economy, particularly sectors in which our customers operate;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements;

•	the effect of taxes and changes in tax rates; and

•	our indebtedness and our ability to generate cash.

The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2010 condensed consolidated balance sheet.

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

Sensitivities

We estimate that a 10% decline in LME aluminum prices would result in a $24 million pre-tax loss related to the change in fair value of our aluminum contracts as of June 30, 2010.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the three months ended June 30, 2010, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of June 30, 2010, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2010, given a 10% decline in spot prices for energy contracts ($ in millions).

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

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 10 — Financial Instruments and Commodity Contracts.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2010, given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Brazilian real	(10)%	$(16)
Euro	10%	(29)
Korean won	(10)%	(6)
Canadian dollar	10%	(4)
British pound	10%	(3)
Swiss franc	10%	(2)

Interest Rate Risks

As of June 30, 2009, approximately 76% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of June 30, 2010, which includes $628 million of term loan debt and other variable rate debt of $9 million, our annual pre-tax income would be reduced by approximately $1 million. From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 6 — Debt for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2010, given a 10% change in the benchmark USD LIBOR interest rate ($ in millions).

	Change in	Change in
	Rate	Fair Value

Interest Rate Contracts
North America	(10)%	$—
Asia	(10)%	$—

Item 4.	Controls and Procedures

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

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 14 — Commitments and Contingencies to our accompanying condensed consolidated financial statements.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Item 6.	Exhibits

Exhibit
No.		Description

2.1		Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2		Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
10	.1*	Novelis 2011 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312).
10	.2*	Novelis 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 28, 2010 (File No. 001-32312).
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer and
Authorized Officer)

By	/s/ Robert P. Nelson
Robert P. Nelson
Vice President Finance — Controller
(Principal Accounting Officer)

Date: August 10, 2010

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1		Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2		Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
10	.1*	Novelis 2011 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312).
10	.2*	Novelis 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 28, 2010 (File No. 001-32312).
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32.1		Section 906 Certification of Principal Executive Officer
32.2		Section 906 Certification of Principal Financial Officer

*	Indicates a management contract or compensatory plan or arrangement.