Form 10-Q
period 2010-09-30
Novelis Inc.
filed 2010-11-10
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32312

Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3560 Lenox Road, Suite 2000 Atlanta, Georgia (Address of principal executive offices)	30326 (Zip Code)

Telephone: (404) 760-4000
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

As of October 31, 2010, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$2,524	$2,181	$5,057	$4,141

Cost of goods sold (exclusive of depreciation and amortization)	2,188	1,734	4,396	3,271
Selling, general and administrative expenses	97	77	178	151
Depreciation and amortization	104	92	207	192
Research and development expenses	9	9	18	17
Interest expense and amortization of debt issuance costs	40	44	79	87
Interest income	(3)	(3)	(6)	(6)
Gain on change in fair value of derivative instruments, net	(34)	(80)	(28)	(152)
Restructuring charges, net	9	3	15	6
Equity in net loss of non-consolidated affiliates	3	10	6	20
Other (income) expense, net	(18)	(6)	(11)	(19)

	2,395	1,880	4,854	3,567

Income before income taxes	129	301	203	574
Income tax provision	56	87	71	199

Net income	73	214	132	375
Net income attributable to noncontrolling interests	11	19	20	37

Net income attributable to our common shareholder	$62	$195	$112	$338

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	September 30,	March 31,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$512	$437
Accounts receivable (net of allowances of $5 and $4 as of September 30, 2010 and March 31, 2010)
— third parties	1,244	1,143
— related parties	12	24
Inventories	1,177	1,083
Prepaid expenses and other current assets	44	39
Fair value of derivative instruments	182	197
Deferred income tax assets	21	12

Total current assets	3,192	2,935
Property, plant and equipment, net	2,526	2,632
Goodwill	611	611
Intangible assets, net	724	749
Investment in and advances to non-consolidated affiliates	707	709
Fair value of derivative instruments, net of current portion	17	7
Long-term deferred income tax assets	14	5
Other long-term assets
— third parties	98	93
— related parties	20	21

Total assets	$7,909	$7,762

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$117	$116
Short-term borrowings	23	75
Accounts payable
— third parties	1,045	1,076
— related parties	47	53
Fair value of derivative instruments	145	110
Accrued expenses and other current liabilities	441	436
Deferred income tax liabilities	33	34

Total current liabilities	1,851	1,900
Long-term debt, net of current portion	2,477	2,480
Long-term deferred income tax liabilities	537	497
Accrued postretirement benefits	507	499
Other long-term liabilities	354	376

Total liabilities	5,726	5,752

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2010 and March 31, 2010	—	—
Additional paid-in capital	3,530	3,530
Accumulated deficit	(1,446)	(1,558)
Accumulated other comprehensive loss	(62)	(103)

Total Novelis shareholder’s equity	2,022	1,869
Noncontrolling interests	161	141

Total equity	2,183	2,010

Total liabilities and shareholder’s equity	$7,909	$7,762

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Six Months
	Ended
	September 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$132	$375
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	207	192
Gain on change in fair value of derivative instruments, net	(28)	(152)
Deferred income taxes	18	196
Write-off and amortization of fair value adjustments, net	8	(98)
Equity in net loss of non-consolidated affiliates	6	20
Foreign exchange remeasurement of debt	1	(15)
Gain on sale of assets	(13)	(1)
Other, net	5	6
Changes in assets and liabilities:
Accounts receivable	(91)	(98)
Inventories	(84)	(84)
Accounts payable	(45)	97
Other current assets	(4)	4
Other current liabilities	16	(4)
Other noncurrent assets	(8)	(14)
Other noncurrent liabilities	4	27

Net cash provided by operating activities	124	451

INVESTING ACTIVITIES
Capital expenditures	(71)	(46)
Proceeds from sales of assets	18	4
Changes to investment in and advances to non-consolidated affiliates	—	2
Proceeds from related party loans receivable, net	11	14
Net proceeds (outflow) from settlement of derivative instruments	67	(403)

Net cash provided by (used in) investing activities	25	(429)

FINANCING ACTIVITIES
Proceeds from issuance of debt, third parties	—	177
Proceeds from issuance of debt, related parties	—	3
Principal payments, third parties	(8)	(16)
Principal payments, related parties	—	(94)
Short-term borrowings, net	(50)	(96)
Dividends, noncontrolling interest	(18)	(13)

Net cash used in financing activities	(76)	(39)

Net increase (decrease) in cash and cash equivalents	73	(17)
Effect of exchange rate changes on cash balances held in foreign currencies	2	15
Cash and cash equivalents — beginning of period	437	248

Cash and cash equivalents — end of period	$512	$246

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(In millions, except number of shares)

	Novelis Inc. Shareholder
					Accumulated
					Other
			Additional		Comprehensive	Non-
	Common Stock		Paid-in	Accumulated	Loss	controlling	Total
	Shares	Amount	Capital	Deficit	(AOCI)	Interests	Equity

Balance as of March 31, 2010	1,000	$—	$3,530	$(1,558)	$(103)	$141	$2,010
Net income attributable to our common shareholder	—	—	—	112	—	—	112
Net income attributable to noncontrolling interests	—	—	—	—	—	20	20
Currency translation adjustment, net of tax provision of $3 million included in AOCI	—	—	—	—	35	1	36
Change in fair value of effective portion of cash flow hedges, net of tax provision of $3 included in AOCI	—	—	—	—	7	—	7
Postretirement benefit plans:
Change in pension and other benefits, net of tax provision of $1 included in AOCI	—	—	—	—	(1)	—	(1)
Noncontrolling interests dividends	—	—	—	—	—	(1)	(1)

Balance as of September 30, 2010	1,000	$—	$3,530	$(1,446)	$(62)	$161	$2,183

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In millions)

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income	$62	$11	$73	$195	$19	$214

Other comprehensive income (loss):
Currency translation adjustment	154	9	163	74	7	81
Net change in fair value of effective portion of cash flow hedges	1	—	1	(15)	—	(15)
Postretirement benefit plans:
Change in pension and other benefits	—	—	—	3	—	3

Other comprehensive income before income tax effect	155	9	164	62	7	69
Income tax provision related to items of other comprehensive income (loss)	4	—	4	(2)	—	(2)

Other comprehensive income, net of tax	151	9	160	64	7	71

Comprehensive income	$213	$20	$233	$259	$26	$285

	Six Months Ended			Six Months Ended
	September 30, 2010			September 30, 2009
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income	$112	$20	$132	$338	$37	$375

Other comprehensive income (loss):
Currency translation adjustment	38	1	39	130	14	144
Net change in fair value of effective portion of cash flow hedges	10	—	10	(4)	—	(4)
Postretirement benefit plans:
Change in pension and other benefits	—	—	—	6	—	6

Other comprehensive income before income tax effect	48	1	49	132	14	146
Income tax provision related to items of other comprehensive income (loss)	7	—	7	6	—	6

Other comprehensive income, net of tax	41	1	42	126	14	140

Comprehensive income	$153	$21	$174	$464	$51	$515

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the beverage and food can, transportation, construction and industrial, and foil products markets. As of September 30, 2010, we had operations on four continents: North America, Europe, Asia and South America, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities.

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

Amalgamation of AV Aluminum Inc. and Novelis Inc.

Effective September 29, 2010, in connection with an internal restructuring transaction, pursuant to articles of amalgamation under the Canadian Business Corporations Act, we were amalgamated (the “Amalgamation”) with our direct parent AV Aluminum Inc., a Canadian corporation (AV Aluminum), to form an amalgamated corporation named Novelis Inc., also a Canadian corporation.

As a result of the Amalgamation, we and AV Aluminum continue our corporate existence, and the amalgamated Novelis Inc. remains liable for all of our and AV Aluminum’s obligations and we continue to own all of our respective property. Since AV Aluminum was a holding company whose sole asset was the shares of the pre-amalgamated Novelis, our business, management, board of directors and corporate governance procedures following the Amalgamation are identical to those of Novelis immediately prior to the

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Amalgamation. Novelis Inc., like AV Aluminum, remains an indirect, wholly-owned subsidiary of Hindalco. We have retrospectively recast all periods presented to reflect the amalgamated companies.

As of September 30, 2010, the Amalgamation increased the Company’s previously reported Additional paid-in capital by $32 million, increased Accumulated deficit by $33 million and increased Accrued expenses and other current liabilities by $1 million. As of March 31, 2010, the Amalgamation increased the Company’s previously reported Additional paid-in capital by $33 million, and reduced Accumulated deficit by $33 million. The Amalgamation had no impact on our condensed consolidated statements of operations for the three and six months ended September 30, 2010 and 2009 or our condensed consolidated statements of cash flows for the six months ended September 30, 2010 and 2009.

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

For the three and six months ended September 30, 2009, we reclassified $6 million and $10 million, respectively, from Selling, general and administrative expenses to Costs of goods sold (exclusive of depreciation and amortization) to conform with the current year presentation.

In the condensed consolidated balance sheet as of March 31, 2010, we reclassified $3 million of capitalized software from Property, plant and equipment, net to Intangible assets. The reclassification had no impact on total assets, total liabilities, total equity, net income (loss) or cash flows as previously reported.

In order to present the impact of all customer-directed derivatives and associated trading activities as operating activities on the consolidated statement of cash flows, we corrected our presentation by reclassifying this activity from investing activities to operating activities. This resulted in a reduction to operating cash flow of $13 million and an increase to investing cash flow of $13 million for the six months ended September 30, 2009. This reclassification did not have any impact on total cash or on the balance sheet, statement of operations or related disclosures.

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

Restructuring charges, net of $15 million on the condensed consolidated statement of operations for the six months ended September 30, 2010 includes a $1 million non-cash credit as described below. The following table summarizes our restructuring accrual activity by region (in millions).

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves

Balance as of March 31, 2010	$28	$10	$—	$—	$—	$38
Provisions, net	2	9	—	—	5	16
Cash payments	(5)	(11)	—	—	—	(16)

Balance as of September 30, 2010	$25	$8	$—	$—	$5	$38

Europe

Restructuring charges for the six months ended September 30, 2010 consisted of a net $2 million in additional severance and other environmental costs at three European plants related to restructuring actions initiated in prior years. For the six months ended September 30, 2010, we made $3 million in severance payments and $2 million in payments for environmental remediation.

North America

We recorded $9 million of restructuring expense for the six months ended September 30, 2010, related to the relocation of our North American headquarters from Cleveland to Atlanta, and made $8 million in payments related to this move. We also made $3 million in payments related to previously announced separation programs.

Corporate

We recorded $4 million of restructuring expense for the six months ended September 30, 2010, related to lease termination costs incurred in the relocation of our Corporate headquarters in Atlanta to a new facility, which includes a $1 million deferred credit on the former facility.

3.	INVENTORIES

Inventories consisted of the following (in millions).

	September 30,	March 31,
	2010	2010

Finished goods	$238	$270
Work in process	451	431
Raw materials	391	295
Supplies	103	93

	1,183	1,089
Allowances	(6)	(6)

Inventories	$1,177	$1,083

4.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES (VIE)

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

	September 30,	March 31,
	2010	2010

Assets
Current assets
Cash and cash equivalents	$1	$3
Accounts receivable	31	29
Inventories, net	33	31
Prepaid expenses and other current assets	1	1

Total current assets	66	64
Property, plant and equipment, net	9	10
Goodwill	12	12
Deferred income taxes	44	41
Other long-term assets	3	3

Total assets	$134	$130

Liabilities
Current liabilities
Accounts payable	$22	$23
Accrued expenses and other current liabilities	15	12

Total current liabilities	37	35
Accrued postretirement benefits	99	97
Other long-term liabilities	3	3

Total liabilities	$139	$135

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes our share of the condensed results of operations of our equity method affiliates. These results include the incremental depreciation and amortization expense that we record in our equity method accounting as a result of fair value adjustments made to our investments in non-consolidated affiliates due to the Arrangement.

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table also describes the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions).

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$59	$64	$115	$121
Costs, expenses and provisions for taxes on income	62	74	121	141

Net income (loss)	$(3)	$(10)	$(6)	$(20)

Purchase of tolling services from Aluminium Norf GmbH (Norf)	$59	$64	$115	$120

We earned less than $1 million of interest income on a loan due from Norf during each of the periods presented in the table above.

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances.

	September 30,	March 31,
	2010	2010

Accounts receivable	$12	$24
Other long-term receivables	$20	$21
Accounts payable	$47	$53

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

6.	DEBT

Debt consists of the following (in millions).

	September 30, 2010					March 31, 2010
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value

Third party debt:
Short term borrowings	2.37%		$23	$—	$23	$75	$—	$75
Novelis Inc.
Floating rate Term Loan Facility, due July 2014	2.27	%(C)	290	—	290	292	—	292
11.5% Senior Notes, due February 2015	11.50%		185	(3)	182	185	(3)	182
7.25% Senior Notes, due February 2015	7.25%		1,124	37	1,161	1,124	41	1,165
Novelis Corporation
Floating rate Term Loan Facility, due July 2014	2.40	%(C)	855	(41)	814	859	(46)	813
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 46 million)	7.50%		47	(3)	44	45	(3)	42
Capital lease obligation, due August 2011 (CHF 1 million)	2.49%		1	—	1	1	—	1
Novelis Korea Limited
Bank loan, due October 2010	2.00	%(C)	100	—	100	100	—	100
Other
Other debt, due December 2011 through June 2015	4.12%		2	—	2	1	—	1

Total debt — third parties			2,627	(10)	2,617	2,682	(11)	2,671
Less: Short term borrowings			(23)	—	(23)	(75)	—	(75)
Current portion of long term debt			(117)	—	(117)	(116)	—	(116)

Long-term debt, net of current portion — third parties:			$2,487	$(10)	$2,477	$2,491	$(11)	$2,480

(A)	Interest rates are as of September 30, 2010 and exclude the effects of accretion/amortization of fair value adjustments as a result of the Arrangement and the debt exchange completed in fiscal 2009.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. Additional floating rate Term Loan with a face value of $220 million issued in March 2009 was recorded at a fair value of $165 million. 11.5% Senior Notes with a face value of $185 million issued in August 2009 were recorded at a fair value of $181 million.

(C)	Excludes the effect of related interest rate swaps and the effect of accretion of fair value.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized fair value adjustments and using rates of exchange as of September 30, 2010 for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2010	Amount

Within one year	$140
2 years	16
3 years	17
4 years	1,114
5 years	1,314
Thereafter	26

Total	$2,627

We repaid the $100 million bank loan in Korea included in the table above when it came due on October 25, 2010.

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

Short-Term Borrowings and Lines of Credit

As of September 30, 2010, our short-term borrowings were $23 million consisting of bank overdrafts. As of September 30, 2010, $33 million of the ABL Facility was utilized for letters of credit and we had $694 million in remaining availability under this revolving credit facility. The weighted average interest rate on our total short-term borrowings was 2.37% and 1.71% as of September 30, 2010 and March 31, 2010, respectively.

As of September 30, 2010, we had $101 million of outstanding letters of credit in Korea which are not related to the ABL Facility.

Interest Rate Swaps

As of September 30, 2010, we have interest rate swaps to fix the variable LIBOR interest rate on $520 million of our floating rate Term Loan facility, of which $510 million are designated as cash flow hedges. We are still obligated to pay any applicable margin, as defined in our senior secured credit facilities. Interest rate swaps related to $300 million at an effective weighted average interest rate of 1.49% expire March 31, 2011. Interest rate swaps related to the remaining $220 million at an effective weighted average interest rate of 1.97% expire April 30, 2012.

We have a cross-currency interest rate swap in Korea to convert our $100 million variable rate bank loan to KRW 92 billion at a fixed rate of 5.44%. In October 2010, at maturity, we repaid this loan. The swap expired concurrent with the maturity of the loan.

As of September 30, 2010 approximately 76% of our debt was fixed rate and approximately 24% was variable rate, after the effect of interest rate swaps.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

7.	SHARE-BASED COMPENSATION

The board of directors has authorized three long term incentive plans as follows:

•	The Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) was authorized in June 2008. Under the 2009 LTIP, phantom stock appreciation rights (SARs) were granted to certain of our executive officers and key employees.

•	The Novelis Long-Term Incentive Plan FY 2010 — FY 2013 (2010 LTIP) was authorized in June 2009. Under the 2010 LTIP, SARs were granted to certain of our executive officers and key employees.

•	The Novelis Long-Term Incentive Plan FY 2011- FY 2014 (2011 LTIP) was authorized in May 2010. The 2011 LTIP plan provides for SARs and phantom restricted stock units (RSUs).

Under all three plans, SARs vest at the rate of 25% per year, subject to performance criteria and expire seven years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise, subject to a maximum payout as defined by the plan. The RSUs under the 2011 LTIP vest in full three years from the grant date and are not subject to performance criteria. The payout on the RSUs is limited to three times the grant price.

Total compensation expense related to the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2012, 2013 and 2014 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs has been recorded for the three and six months ended September 30, 2010.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

2009 LTIP	$2	$1	$3	$1
2010 LTIP	5	1	6	1
2011 LTIP	1	—	1	—

Total compensation expense	$8	$2	$10	$2

The tables below show the RSUs activity under our 2011 LTIP and the SARs activity under our 2011 LTIP, 2010 LTIP and 2009 LTIP.

			Aggregate
		Grant Date Fair	Intrinsic
	Number of	Value	Value (USD
2011 LTIP	RSUs	(in Indian Rupees)	in millions)

RSUs outstanding as of March 31, 2010	—	—	$—
Granted	890,077	147.10	3
Forfeited/Cancelled	(1,755)	147.10

RSUs outstanding as of September 30, 2010	888,322	147.10	$4

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

				Aggregate
			Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2011 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2010	—	—	—	$—
Granted	6,992,123	147.10
Forfeited/Cancelled	(13,784)	147.10

SARs outstanding as of September 30, 2010	6,978,339	147.10	6.70	$8

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2010 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2010	13,680,431	87.68	6.24	$29
Exercised	(1,930,290)	85.88
Forfeited/Cancelled	(433,777)	85.79

SARs outstanding as of September 30, 2010	11,316,364	88.34	5.70	$26

				Aggregate
			Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2009 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2010	11,371,399	60.50	5.25	$18
Exercised	(1,508,527)	60.50
Forfeited/Cancelled	(459,464)	60.50

SARs outstanding as of September 30, 2010	9,403,408	60.50	4.70	$15

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The fair value of each SAR under the 2011 LTIP, 2010 LTIP and 2009 LTIP was estimated as of September 30, 2010 using the following assumptions:

	2011 LTIP	2010 LTIP	2009 LTIP

Risk-free interest rate	7.57 — 7.86%	7.52 — 7.81%	7.38% — 7.65%
Dividend yield	0.69%	0.69%	0.69%
Volatility	48.12%	50.05%	53.6%
Time interval (in years)	0.004	0.004	0.004

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. As of September 30, 2010, 3,729,342 SARs were exercisable.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $31 million which is expected to be realized over a weighted average period of 2.19 years.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Unrecognized compensation expense related to the RSU’s is $4 million and will be recognized over the vesting period of three years.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$9	$8	$18	$16
Interest cost	16	14	32	28
Expected return on assets	(14)	(10)	(28)	(20)
Amortization — losses	3	3	6	6

Net periodic benefit cost	$14	$15	$28	$30

	Other Benefits
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$2	$1	$4	$3
Interest cost	2	3	4	6

Net periodic benefit cost	$4	$4	$8	$9

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Funded pension plans	$8	$9	$17	$12
Unfunded pension plans	3	4	6	8
Savings and defined contribution pension plans	4	4	9	7

Total contributions	$15	$17	$32	$27

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

During the remainder of fiscal 2011, we expect to contribute an additional $23 million to our funded pension plans, $6 million to our unfunded pension plans and $8 million to our savings and defined contribution plans.

9.	CURRENCY (GAINS) LOSSES

The following currency (gains) losses are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net (gain) loss on change in fair value of currency derivative instruments(A)	$13	$(29)	$(11)	$(51)
Net gain on remeasurement and transaction gains or losses(B)	(22)	(3)	(1)	(7)

Net currency gain	$(9)	$(32)	$(12)	$(58)

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expense, net.

The following currency translation gains (losses) are included in Accumulated other comprehensive loss (AOCI), net of tax and Noncontrolling interests (in millions).

	Six Months Ended	Year Ended
	September 30, 2010	March 31, 2010

Cumulative currency translation adjustment — beginning of period	$(3)	$(78)
Effect of changes in exchange rates	36	75

Cumulative currency translation adjustment — end of period	$33	$(3)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

10.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

The fair values of our financial instruments and commodity contracts as of September 30, 2010 and March 31, 2010 are as follows (in millions):

	September 30, 2010
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$3	$4	$—	$—	$7
Interest rate swaps	—	—	(6)	(2)	(8)
Electricity swap	—	—	(7)	(23)	(30)

Total derivatives designated as hedging instruments	3	4	(13)	(25)	(31)

Derivatives not designated as hedging instruments:
Aluminum contracts	124	7	(98)	—	33
Currency exchange contracts	55	6	(28)	(2)	31
Energy contracts	—	—	(6)	(1)	(7)

Total derivatives not designated as hedging instruments	179	13	(132)	(3)	57

Total derivative fair value	$182	$17	$(145)	$(28)	$26

	March 31, 2010
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Currency exchange contracts	$—	$—	$—	$(21)	$(21)
Interest rate swaps	—	—	(6)	(1)	(7)
Electricity swap	—	—	(8)	(27)	(35)

Total derivatives designated as hedging instruments	—	—	(14)	(49)	(63)

Derivatives not designated as hedging instruments:
Aluminum contracts	149	6	(80)	—	75
Currency exchange contracts	48	1	(10)	(1)	38
Energy contracts	—	—	(6)	—	(6)

Total derivatives not designated as hedging instruments	197	7	(96)	(1)	107

Total derivative fair value	$197	$7	$(110)	$(50)	$44

(A)	The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Net Investment Hedges

The effective portion of the change in fair value of the derivative is included in Other comprehensive income (loss) (OCI), and will be reclassified to the condensed consolidated statement of operations when the related investment is disposed. The ineffective portion of gain or loss on derivatives is included in (Gain) loss on change in fair value of derivative instruments, net. In May 2010, we terminated these hedges early. Prior to termination, we recognized a gain of $18 million in OCI for the six months ended September 30, 2010. A realized net loss of $3 million remains in OCI. We recognized losses of $5 million and $21 million in OCI for the three and six months ended September 30, 2009, respectively.

Cash Flow Hedges

We use derivatives as cash flow hedges to manage the risk of variability in our cash flows. The effective portion of gain or loss on the derivative is included in OCI and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. We formally assess, at least quarterly, the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. For all derivatives designated as cash flow hedges, gains or losses representing hedge ineffectiveness are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in (Gain) loss on change in fair value of derivative instruments.

We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of September 30, 2010, the outstanding portion of this swap includes a total of 1.5 million megawatt hours through 2017.

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. We have designated these as cash flow hedges. We had $510 million of outstanding interest rate swaps designated as cash flow hedges as of September 30, 2010 and March 31, 2010.

We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures, generally not exceeding five years. We had $222 million of outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2010. No foreign currency contracts were designated as cash flow hedges as of March 31, 2010.

During the next twelve months we expect to reclassify $12 million in effective net losses from our cash flow hedges from other comprehensive income (loss) into net income (loss). The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

										Amount of Gain or (Loss)
										Recognized in
	Amount of Gain or (Loss)					Amount of Gain or (Loss)				Income/(Expense) on
	Recognized in OCI on					Reclassified from				Derivative (Ineffective Portion
	Derivative					AOCI into Income/(Expense)				and Amount Excluded from
	(Effective Portion)					(Effective Portion)				Effectiveness Testing)
	Three Months		Six Months		Location of Gain or (Loss)	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Reclassified from	Ended		Ended		Ended		Ended
Derivatives in Cash Flow	September 30,		September 30,		Accumulated OCI into Earnings	September 30,		September 30,		September 30,		September 30,
Hedging Relationships	2010	2009	2010	2009	(Effective Portion)	2010	2009	2010	2009	2010	2009	2010	2009

Electricity swap	$(2)	$(14)	$8	$(3)	(Gain) loss on derivative instruments, net	$2	$1	$3	$2	$—	$—	$—	$2
Interest rate swaps	(1)	—	(1)	1	Interest expense and amortization of debt issuance costs	—	—	—	—	—	—	—	—
Currency exchange contracts	6	—	6	—	Depreciation and amortization	—	—	—	—	—	—	—	—

Total	$3	$(14)	$13	$(2)		$2	$1	$3	$2	$—	$—	$—	$2

Derivative Instruments Not Designated as Hedges

While each of these derivatives is intended to be effective in helping us manage risk, they have not been designated as hedging instruments. The change in fair value of these derivative instruments is included in (Gain) loss on change in fair value of derivative instruments, net in the accompanying condensed consolidated statement of operations. This includes both the change in fair value of unrealized derivatives and the change in fair value of derivatives that were realized during the period. We recognize realized gains (losses) in Segment income when derivative instruments settle or when the final cash price is determined by reversing the accumulated unrealized change in fair value that was recorded prior to settlement. See Note 15 Segment, Major Customer and Major Supplier Information for more discussion of Segment income.

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated with firm commitments to sell aluminum in future periods at prices based on the LME. As of September 30, 2010 and March 31, 2010, we had 89 kilotonnes (kt) and 55 kt, respectively, of outstanding aluminum contracts not designated as hedges. We classify cash settlement amounts associated with these derivatives as part of investing activities in the condensed consolidated statements of cash flows.

For certain customers, we enter into contractual relationships that entitle us to pass-through the economic effect of trading positions that we take with other third parties on our customers’ behalf. We recognize a derivative position with both the customer and the third party for these types of contracts and we classify cash settlement amounts associated with these derivatives as part of operating activities in the condensed consolidated statements of cash flows. These derivatives expired in February 2010 with the last cash settlement occurring in October 2010.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations. As of September 30, 2010 and March 31, 2010, we had outstanding currency exchange contracts with a total notional amount of $1.7 billion and $1.4 billion, respectively, which were not designated as hedges.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

We use interest rate swaps to manage our exposure to fluctuating interest rates associated with variable-rate debt. As of September 30, 2010 and March 31, 2010, we had $10 million of outstanding interest rate swaps that were not designated as hedges in each period.

We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of September 30, 2010 and March 31, 2010, we had 6.3 million MMBTUs and 4.2 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in earnings (in millions).

	Three Months		Six Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$50	$49	$17	$97
Currency exchange contracts	(13)	29	11	51
Energy contracts	(5)	—	(4)	—

Gain (loss) recognized	32	78	24	148
Derivative Instruments Designated as Cash Flow Hedges
Interest Rate swaps	—	—	—	—
Electricity swap	2	2	4	4

Gain (loss) on change in fair value of derivative instruments, net	$34	$80	$28	$152

The following table summarizes realized and unrealized gains (losses) associated with the change in fair value of derivative instruments recognized in earnings.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Realized gains (losses) included in segment income	$33	$(174)	$74	$(402)
Realized gains (losses) on corporate derivative instruments	—	—	—	1
Unrealized gains (losses)	1	254	(46)	553

Gain (loss) on change in fair value of derivative instruments, net	$34	$80	$28	$152

11.	FAIR VALUE MEASUREMENTS

We record certain assets and liabilities, primarily derivative instruments, on our condensed consolidated balance sheets at fair value. We also disclose the fair values of certain financial instruments, including debt and loans receivable, which are not recorded at fair value. Our objective in measuring fair value is to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads and nonperformance risk, including our own nonperformance risk, in measuring fair value. We use observable market inputs wherever possible. To the extent that observable market inputs are not available, our fair value

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

measurements will reflect the assumptions we use. We grade the level of our fair value measures according to a three-tier hierarchy:

Level 1 — Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that we have the ability to access at the measurement date.

Level 2 — Assets and liabilities valued based on inputs other than quoted prices included within Level 1 that are observable for similar instruments, either directly or indirectly.

Level 3 — Assets and liabilities valued based on significant unobservable inputs for which there is little or no market data, which require us to develop our own assumptions based on the best information available as what market participants would use in pricing the asset or liability.

The following section describes the valuation methodologies we used to measure our various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified:

Derivative Contracts

The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. Valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency forward contracts, aluminum forward contracts and options, and certain energy-related forward contracts (e.g., natural gas).

We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. These derivatives include certain of our energy-related forward contracts (e.g., electricity) and commodity location premium contracts. Models for these fair value measurements include inputs based on estimated future prices for periods beyond the term of the quoted prices.

For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk).

As of September 30, 2010 and March 31, 2010, we did not have any Level 1 derivative contracts.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

The following tables present our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2010 and March 31, 2010 (in millions).

	September 30, 2010		March 31, 2010
	Assets	Liabilities	Assets	Liabilities

Level 2
Aluminum contracts	$127	$(94)	$151	$(76)
Currency exchange contracts	68	(30)	49	(32)
Energy contracts	—	(7)	—	(6)
Interest rate swaps	—	(8)	—	(7)

Total Level 2 Instruments	195	(139)	200	(121)

Level 3
Aluminum contracts	4	(4)	4	(4)
Electricity swap	—	(30)	—	(35)

Total Level 3 Instruments	4	(34)	4	(39)

Total	$199	$(173)	$204	$(160)

We recognized unrealized losses of $1 million related to Level 3 financial instruments that were still held as of September 30, 2010. These unrealized losses are included in (Gain) loss on change in fair value of derivative instruments, net.

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)

Balance as of March 31, 2010	$(35)
Net realized/unrealized (losses) included in earnings(B)	4
Net realized/unrealized (losses) included in Other comprehensive income (loss)(C)	5
Net purchases, issuances and settlements	(4)
Net transfers from Level 3 to Level 2	—

Balance as of September 30, 2010	$(30)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Financial Instruments Not Recorded at Fair Value

The table below presents the estimated fair value of certain financial instruments that are not recorded at fair value on a recurring basis (in millions). The table excludes short-term financial assets and liabilities for which we believe carrying value approximates fair value. We value long-term debt using market and/or broker ask prices when available. When not available, we use a standard credit adjusted discounted cash flow model.

	September 30, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Long-term receivables from related parties	$20	$20	$21	$21
Liabilities
Total debt — third parties (excluding short term borrowings)	$2,594	$2,525	$2,596	$2,432

12.	OTHER (INCOME) EXPENSE, NET

Other (income) expense, net is comprised of the following (in millions).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net gain on currency remeasurement and transaction gains or losses	$(22)	$(3)	$(1)	$(7)
Gain on sale of assets	—	—	(13)	(1)
Gain on tax litigation settlement in Brazil	—	—	—	(6)
Other, net	4	(3)	3	(5)

Other (income) expense, net	$(18)	$(6)	$(11)	$(19)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

13.	INCOME TAXES

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$132	$311	$209	$594

Canadian statutory tax rate	29%	30%	29%	30%

Provision at the Canadian statutory rate	38	93	61	178
Increase (decrease) for taxes on income resulting from:
Exchange translation items	2	8	—	20
Exchange remeasurement of deferred income taxes	13	13	11	36
Change in valuation allowances	12	2	15	3
Expense (income) items not subject to tax	3	(5)	2	(4)
Tax rate differences on foreign earnings	(9)	2	(14)	(9)
Uncertain tax positions, net	(4)	(26)	(3)	(25)
Other — net	1	—	(1)	—

Income tax provision	$56	$87	$71	$199

Effective tax rate	42%	28%	34%	34%

As of September 30, 2010, we had a net deferred tax liability of $535 million. This amount includes gross deferred tax assets of approximately $691 million and a valuation allowance of $236 million.

Our income tax provision for the three months ended September 30, 2010 reflects a reduction in unrecognized tax benefits of $5 million, including accrued interest of $2 million, as the statue of limitations lapsed on a net operating loss issue.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Legal Proceedings

Coca-Cola Lawsuit.  On July 8, 2010, a Georgia state court granted Novelis Corporation’s motion for summary judgment, effectively dismissing a lawsuit brought by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) against Novelis Corporation. In the lawsuit, which was filed on February 15, 2007, CCBSS alleged that Novelis Corporation breached the “most favored nations” provision regarding certain pricing matters under an aluminum can stock supply agreement between the parties, and sought monetary damages and other relief. On August 6, 2010, CCBSS filed a notice of appeal with the court, and on August 20, 2010, we filed a cross notice of appeal. The appellate process could extend for several months. We have concluded that a loss from the litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe there is a reasonable possibility of a loss from the lawsuit.

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

We have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of September 30,

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

2010 will be approximately $54 million. Of this amount, $30 million is included in Other long-term liabilities, with the remaining $24 million included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of September 30, 2010. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters

Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of September 30, 2010 and March 31, 2010, we had cash deposits aggregating approximately $50 million and $45 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $6 million to $132 million as of September 30, 2010. In total, these reserves approximate $153 million and $149 million as of September 30 and March 31, 2010, respectively, and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheets.

On May 28, 2009, the Brazilian government passed a law allowing taxpayers to settle certain federal tax disputes with the Brazilian tax authorities, including disputes relating to a Brazilian national tax on manufactured products, through an installment program. Under the program, if a company elects to settle a tax dispute and pay the principal amount due over a specified payment period, the company will receive a discount on the interest and penalties owed on the disputed tax amount. Novelis joined the installment program in November of 2009. In August 2010, we identified to the Brazilian government the tax disputes we plan to settle pursuant to the installment program.

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

The following table discloses information about our obligations under guarantees of indebtedness related to our wholly-owned subsidiaries as of September 30, 2010 (in millions).

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$141	$44

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

We measure the profitability and financial performance of our operating segments based on Segment income. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (j) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss); and (p) cumulative effect of accounting change, net of tax.

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

The tables below show selected segment financial information (in millions).

Selected Segment Financial Information

	North			South	Corporate
Total Assets	America	Europe	Asia	America	and Other	Eliminations	Total

September 30, 2010	$2,822	$2,930	$946	$1,370	$35	$(194)	$7,909
March 31, 2010	$2,726	$2,870	$965	$1,344	$49	$(192)	$7,762

Selected Operating Results	North			South	Corporate
Three Months Ended September 30, 2010	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$965	$874	$413	$278	$—	$(6)	$2,524
Depreciation and amortization	41	36	14	23	2	(12)	104
Capital expenditures	10	10	7	16	10	(5)	48

Selected Operating Results	North			South	Corporate
Three Months Ended September 30, 2009	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$822	$735	$382	$252	$—	$(10)	$2,181
Depreciation and amortization	39	46	12	15	1	(21)	92
Capital expenditures	7	11	2	5	—	(3)	22

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Selected Operating Results	North			South	Corporate
Six Months Ended September 30, 2010	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$1,924	$1,716	$870	$555	$—	$(8)	$5,057
Depreciation and amortization	83	69	29	46	4	(24)	207
Capital expenditures	17	18	13	21	13	(11)	71

Selected Operating Results	North			South	Corporate
Six Months Ended September 30, 2009	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$1,589	$1,400	$708	$456	$—	$(12)	$4,141
Depreciation and amortization	80	94	23	33	2	(40)	192
Capital expenditures	13	22	5	12	—	(6)	46

The following table shows the reconciliation from income from reportable segments to Net income attributable to our common shareholder (in millions).

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

North America	$116	$75	$217	$132
Europe	102	60	190	93
Asia	67	48	111	86
South America	38	36	87	47
Corporate and other(A)	(33)	(19)	(52)	(34)
Depreciation and amortization	(104)	(92)	(207)	(192)
Interest expense and amortization of debt issuance costs	(40)	(44)	(79)	(87)
Interest income	3	3	6	6
Unrealized gains (losses) on change in fair value of derivative instruments, net(B)	1	254	(46)	553
Adjustment to eliminate proportional consolidation	(11)	(17)	(21)	(33)
Restructuring charges, net	(9)	(3)	(15)	(6)
Other income, net	(1)	—	12	9

Income before income taxes	129	301	203	574
Income tax provision	56	87	71	199

Net income	73	214	132	375
Net income attributable to noncontrolling interests	11	19	20	37

Net income attributable to our common shareholder	$62	$195	$112	$338

(A)	Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. It also includes realized gains (losses) on corporate derivative instruments.

(B)	Unrealized gains (losses) on change in fair value of derivative instruments, net represents the portion of gains (losses) that were not settled in cash during the period. Total realized and unrealized gains (losses) are included in the aggregate each period in (Gain) loss on change in fair value of derivative instruments, net on our condensed consolidated statements of operations. See Note 10 — Financial Instruments and Commodity Contracts for additional discussion.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

Information about Major Customers and Primary Supplier

The table below shows our net sales to Rexam Plc (Rexam) and Anheuser-Busch InBev (Anheuser-Busch), our two largest customers, as a percentage of total Net sales.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Rexam	20%	16%	18%	18%
Anheuser-Busch	9%	11%	11%	11%

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Purchases from Rio Tinto Alcan as a percentage of total	32%	45%	33%	41%

16.	SUPPLEMENTAL INFORMATION

Accumulated other comprehensive loss consists of the following (in millions).

	September 30,	March 31,
	2010	2010

Currency translation adjustment	$27	$(8)
Fair value of effective portion of cash flow hedges	(20)	(27)
Pension and other benefits	(69)	(68)

Accumulated other comprehensive loss	$(62)	$(103)

Supplemental cash flow information (in millions).

	Six Months Ended
	September 30,
	2010	2009

Interest paid	$70	$78
Income taxes paid, net	$36	$13

17.	SUPPLEMENTAL GUARANTOR INFORMATION

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$261	$2,067	$698	$(502)	$2,524

Cost of goods sold (exclusive of depreciation and amortization)	250	1,809	631	(502)	2,188
Selling, general and administrative expenses	23	60	14	—	97
Depreciation and amortization	1	80	23	—	104
Research and development expenses	7	2	—	—	9
Interest expense and amortization of debt issuance costs	29	25	1	(15)	40
Interest income	(15)	(2)	(1)	15	(3)
Gain on change in fair value of derivative instruments, net	—	(33)	(1)	—	(34)
Restructuring charges, net	5	4	—	—	9
Equity in net (income) loss of non-consolidated affiliates	(97)	3	—	97	3
Other income, net	(4)	—	(14)	—	(18)

	199	1,948	653	(405)	2,395

Income before income taxes	62	119	45	(97)	129
Income tax provision	—	48	8	—	56

Net income	62	71	37	(97)	73
Net income attributable to noncontrolling interests	—	—	11	—	11

Net income attributable to our common shareholder	$62	$71	$26	$(97)	$62

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$218	$1,743	$606	$(386)	$2,181

Cost of goods sold (exclusive of depreciation and amortization)	193	1,414	513	(386)	1,734
Selling, general and administrative expenses	9	53	15	—	77
Depreciation and amortization	1	67	24	—	92
Research and development expenses	6	2	1	—	9
Interest expense and amortization of debt issuance costs	29	29	2	(16)	44
Interest income	(17)	(2)	—	16	(3)
Gain on change in fair value of derivative instruments, net	(1)	(71)	(8)	—	(80)
Restructuring charges, net	—	1	2	—	3
Equity in net (income) loss of non-consolidated affiliates	(158)	10	—	158	10
Other (income) expense, net	(8)	17	(15)	—	(6)

	54	1,520	534	(228)	1,880

Income before income taxes	164	223	72	(158)	301
Income tax provision (benefit)	(31)	103	15	—	87

Net income	195	120	57	(158)	214
Net income attributable to noncontrolling interests	—	—	19	—	19

Net income attributable to our common shareholder	$195	$120	$38	$(158)	$195

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Six Months Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$521	$4,099	$1,447	$(1,010)	$5,057

Cost of goods sold (exclusive of depreciation and amortization)	492	3,613	1,301	(1,010)	4,396
Selling, general and administrative expenses	20	129	29	—	178
Depreciation and amortization	3	157	47	—	207
Research and development expenses	13	5	—	—	18
Interest expense and amortization of debt issuance costs	58	48	2	(29)	79
Interest income	(29)	(5)	(1)	29	(6)
(Gain) loss on change in fair value of derivative instruments, net	1	(33)	4	—	(28)
Restructuring charges, net	5	9	1	—	15
Equity in net (income) loss of non-consolidated affiliates	(144)	6	—	144	6
Other (income) expense, net	(8)	—	(3)	—	(11)

	411	3,929	1,380	(866)	4,854

Income before income taxes	110	170	67	(144)	203
Income tax provision (benefit)	(2)	61	12	—	71

Net income	112	109	55	(144)	132
Net income attributable to noncontrolling interests	—	—	20	—	20

Net income attributable to our common shareholder	$112	$109	$35	$(144)	$112

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Six Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$386	$3,277	$1,157	$(679)	$4,141

Cost of goods sold (exclusive of depreciation and amortization)	349	2,632	969	(679)	3,271
Selling, general and administrative expenses	19	105	27	—	151
Depreciation and amortization	2	145	45	—	192
Research and development expenses	11	5	1	—	17
Interest expense and amortization of debt issuance costs	55	59	5	(32)	87
Interest income	(32)	(5)	(1)	32	(6)
Gain on change in fair value of derivative instruments, net	(3)	(132)	(17)	—	(152)
Restructuring charges, net	—	4	2	—	6
Equity in net (income) loss of non-consolidated affiliates	(305)	20	—	305	20
Other (income) expense, net	(15)	24	(28)	—	(19)

	81	2,857	1,003	(374)	3,567

Income before income taxes	305	420	154	(305)	574
Income tax provision (benefit)	(33)	204	28	—	199

Net income	338	216	126	(305)	375
Net income attributable to noncontrolling interests	—	—	37	—	37

Net income attributable to our common shareholder	$338	$216	$89	$(305)	$338

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$7	$397	$108	$—	$512
Accounts receivable, net of allowances
— third parties	31	829	384	—	1,244
— related parties	710	282	58	(1,038)	12
Inventories	52	825	300	—	1,177
Prepaid expenses and other current assets	3	33	8	—	44
Fair value of derivative instruments	4	143	46	(11)	182
Deferred income tax assets	—	20	1	—	21

Total current assets	807	2,529	905	(1,049)	3,192
Property, plant and equipment, net	140	1,892	494	—	2,526
Goodwill	—	600	11	—	611
Intangible assets, net	5	716	3	—	724
Investments in and advances to non-consolidated affiliates	2,120	706	1	(2,120)	707
Fair value of derivative instruments, net of current portion	2	15	3	(3)	17
Deferred income tax assets	1	5	8	—	14
Other long-term assets	977	200	69	(1,128)	118

Total assets	$4,052	$6,663	$1,494	$(4,300)	$7,909

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$14	$100	$—	$117
Short-term borrowings
— third parties	—	2	21	—	23
— related parties	42	461	20	(523)	—
Accounts payable
— third parties	61	614	370	—	1,045
— related parties	73	357	130	(513)	47
Fair value of derivative instruments	6	121	29	(11)	145
Accrued expenses and other current liabilities	53	298	92	(2)	441
Deferred income tax liabilities	—	32	1	—	33

Total current liabilities	238	1,899	763	(1,049)	1,851
Long-term debt, net of current portion
— third parties	1,631	846	—	—	2,477
— related parties	106	935	87	(1,128)	—
Deferred income tax liabilities	—	525	12	—	537
Accrued postretirement benefits	34	351	122	—	507
Other long-term liabilities	21	329	7	(3)	354

Total liabilities	2,030	4,885	991	(2,180)	5,726

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,530	—	—	—	3,530
Retained earnings/(accumulated deficit)/owner’s net investment	(1,446)	1,884	383	(2,267)	(1,446)
Accumulated other comprehensive income (loss)	(62)	(106)	(41)	147	(62)

Total Novelis shareholder’s equity	2,022	1,778	342	(2,120)	2,022
Noncontrolling interests	—	—	161	—	161

Total equity	2,022	1,778	503	(2,120)	2,183

Total liabilities and shareholder’s equity	$4,052	$6,663	$1,494	$(4,300)	$7,909

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$22	$266	$149	$—	$437
Accounts receivable, net of allowances
— third parties	24	747	372	—	1,143
— related parties	695	312	62	(1,045)	24
Inventories	47	770	266	—	1,083
Prepaid expenses and other current assets	2	28	9	—	39
Fair value of derivative instruments	5	161	43	(12)	197
Deferred income tax assets	—	7	5	—	12

Total current assets	795	2,291	906	(1,057)	2,935
Property, plant and equipment, net	138	1,976	518	—	2,632
Goodwill	—	600	11	—	611
Intangible assets, net	6	740	3	—	749
Investments in and advances to non-consolidated affiliates	1,998	708	1	(1,998)	709
Fair value of derivative instruments, net of current portion	—	7	2	(2)	7
Deferred income tax assets	1	3	1	—	5
Other long-term assets	976	199	78	(1,139)	114

Total assets	$3,914	$6,524	$1,520	$(4,196)	$7,762

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$3	$13	$100	$—	$116
Short-term borrowings
— third parties	—	61	14	—	75
— related parties	41	457	21	(519)	—
Accounts payable
— third parties	58	600	418	—	1,076
— related parties	62	350	166	(525)	53
Fair value of derivative instruments	7	102	13	(12)	110
Accrued expenses and other current liabilities	52	279	106	(1)	436
Deferred income tax liabilities	—	33	1	—	34

Total current liabilities	223	1,895	839	(1,057)	1,900
Long-term debt, net of current portion
— third parties	1,635	844	1	—	2,480
— related parties	115	929	94	(1,138)	—
Deferred income tax liabilities	—	485	12	—	497
Accrued postretirement benefits	31	349	119	—	499
Other long-term liabilities	41	333	5	(3)	376

	2,045	4,835	1,070	(2,198)	5,752

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	3,530	—	—	—	3,530
Retained earnings (accumulated deficit)	(1,558)	1,818	349	(2,167)	(1,558)
Accumulated other comprehensive income (loss)	(103)	(129)	(40)	169	(103)

Total equity of our common shareholder	1,869	1,689	309	(1,998)	1,869
Noncontrolling interests	—	—	141	—	141

Total equity	1,869	1,689	450	(1,998)	2,010

Total liabilities and equity	$3,914	$6,524	$1,520	$(4,196)	$7,762

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended September 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$5	$133	$(14)	$—	$124

INVESTING ACTIVITIES
Capital expenditures	(14)	(41)	(16)	—	(71)
Proceeds from sales of assets	—	17	1	—	18
Proceeds from loans receivable, net — related parties	—	11	—	—	11
Net proceeds from settlement of derivative instruments	(5)	64	8	—	67

Net cash provided by (used in) investing activities	(19)	51	(7)	—	25

FINANCING ACTIVITIES
Principal payments
— third parties	(2)	(6)	—	—	(8)
— related parties	—	8	(11)	3	—
Short-term borrowings, net
— third parties	—	(57)	7	—	(50)
— related parties	1	3	(1)	(3)	—
Dividends — noncontrolling interests	—	—	(18)	—	(18)

Net cash provided by (used in) financing activities	(1)	(52)	(23)	—	(76)

Net increase (decrease) in cash and cash equivalents	(15)	132	(44)	—	73
Effect of exchange rate changes on cash balances held in foreign currencies	—	(1)	3	—	2
Cash and cash equivalents — beginning of period	22	266	149	—	437

Cash and cash equivalents — end of period	$7	$397	$108	$—	$512

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended September 30, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$37	$340	$152	$(78)	$451

INVESTING ACTIVITIES
Capital expenditures	(1)	(34)	(11)	—	(46)
Proceeds from sales of assets	—	—	4	—	4
Changes to investment in and advances to non-consolidated affiliates	—	2	—	—	2
Proceeds from loans receivable, net — related parties	—	14	—	—	14
Net proceeds from settlement of derivative instruments	(2)	(319)	(82)	—	(403)

Net cash provided by (used in) investing activities	(3)	(337)	(89)	—	(429)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	177	—	—	—	177
— related parties	3	—	—	—	3
Principal payments
— third parties	(1)	(6)	(9)	—	(16)
— related parties	(256)	(41)	(13)	216	(94)
Short-term borrowings, net
— third parties	50	(121)	(25)	—	(96)
— related parties	1	142	(5)	(138)	—
Dividends — noncontrolling interests	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	(26)	(26)	(65)	78	(39)

Net increase (decrease) in cash and cash equivalents	8	(23)	(2)	—	(17)
Effect of exchange rate changes on cash balances held in foreign currencies	—	5	10	—	15
Cash and cash equivalents — beginning of period	3	175	70	—	248

Cash and cash equivalents — end of period	$11	$157	$78	$—	$246

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of September 30, 2010, we had operations on four continents: North America; South America; Asia and Europe, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan Inc. and became Rio Tinto Alcan Inc. References herein to “Rio Tinto Alcan” refer to Rio Tinto Alcan Inc.

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

HIGHLIGHTS

Significant factors that impacted our business for each of the three and six months ended September 30, 2010 and 2009 are presented briefly below. Each is discussed in further detail throughout the Management’s Discussion and Analysis and Segment Review.

•	Net sales for the three months ended September 30, 2010 were $2.5 billion, an increase of 16% compared to the $2.2 billion reported in the same period a year ago. Shipments of aluminum rolled products totaled 737 kt for the second quarter of fiscal 2011, an increase of 6% compared to shipments of 693 kt in the second quarter of the previous year, driven by strong end-market demand across all our regions

•	Operating cash flow was strong and we ended the period with $1.2 billion of liquidity and $512 million of cash on hand at September 30, 2010.

•	We reported net sales of $5.1 billion for the six months ended September 30, 2010, which is an increase of 22% as compared to the same period last year when we reported net sales of $4.1 billion

BUSINESS AND INDUSTRY CLIMATE

Global economic trends affect our business, and the economic slowdown of the preceding two years had a negative effect on the demand for our products. During the fourth quarter of fiscal 2010, we began to see recovery in all our regions. Strong demand has continued in the second quarter of fiscal 2011 in all our end-markets.

Key Sales and Shipment Trends

					Three Months	Three Months
	Three Months Ended				Ended	Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2009	2009	2009	2010	2010	2010
	(In millions, excepts shipments which are in kt)

Net sales	$1,960	$2,181	$2,112	$2,420	$2,533	$2,524
Percentage increase (decrease) in net sales versus comparable previous year period	(37)%	(26)%	(3)%	25%	29%	16%
Rolled product shipments:
North America	254	258	243	274	278	285
Europe	185	203	188	227	232	227
Asia	130	139	134	129	146	134
South America	81	93	84	86	90	91

Total	650	693	649	716	746	737

Beverage and food cans	396	407	371	406	425	429
All other rolled products	254	286	278	310	321	308

Total	650	693	649	716	746	737

Percentage increase (decrease) in rolled products shipments versus comparable previous year period:
North America	(11)%	(12)%	—%	11%	9%	10%
Europe	(32)%	(20)%	(5)%	21%	25%	12%
Asia	(2)%	14%	26%	50%	12%	(4)%
South America	(7)%	7%	(3)%	1%	11%	(3)%

Total	(16)%	(8)%	3%	18%	15%	6%

Beverage and food cans	(5)%	(2)%	2%	12%	7%	5%
All other rolled products	(29)%	(16)%	3%	27%	6%	8%

Total	(16)%	(8)%	3%	18%	15%	6%

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

Increases or decreases in the LME price directly impact net sales, cost of goods sold (exclusive of depreciation and amortization) and working capital, albeit on a lag basis. The timing of these impacts on sales and metal purchase costs vary based on contractual arrangements with customers and metal suppliers in each region. Certain of our sales contracts contain fixed metal prices for sales in future periods of time, which exposes us to the risk of changes in LME prices. In addition, we are exposed to fluctuating metal prices on our purchases of inventory associated with the period of time between the pricing of our purchases of inventory and the shipment of that inventory to our customers. Timing differences also occur in the flow of metal costs through moving average inventory cost values and cost of goods sold (exclusive of depreciation and amortization). We refer to these timing differences collectively as metal price lag.

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

We enter into forward metal purchases simultaneous with the sales contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The recognition of unrealized gains and losses on metal derivative positions typically precedes customer delivery and revenue recognition under the related fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on metal derivatives and revenue recognition impacts income before income taxes and net income. Gains and losses on metal derivative contracts are not recognized in segment income until realized.

Additionally, we sell short-term LME futures contracts to reduce our exposure to fluctuating LME prices during the period of time for which we physically hold the inventory and to manage the metal price lag. The majority of our metal purchases are based on average prices for a period of time prior to the period at which we order the metal. Additionally, there is a period of time between when we place an order for metal, when we receive the metal and when we ship the metal to our customers. The fluctuations in LME futures during that time period directly hedge the economic risk of metal price fluctuations on our inventory.

We settle derivative contracts in advance of billing and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days.

Metal Price Ceilings

Since the spin-off from Alcan Inc. in 2005, we had contracts which contained a ceiling over which metal prices could not be contractually passed through to certain customers. The last of these contracts expired on December 31, 2009. LME prices remained below the ceiling price for the first five months of fiscal 2010. However, due to increases in LME prices during the month of September 2009, we were unable to pass through $4 million of metal purchase costs associated with sales under this contract for the three and six months ended September 30, 2009. We also held derivatives to hedge our exposure to metal price movements related to these contracts which resulted in gains of $12 million and $24 million for the three and six months ended September 2009, respectively.

In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts with metal price ceilings at fair value. These reserves were accreted into net sales over the term of the underlying contracts. This accretion had no impact on cash flow. For the three and six months ended September 30, 2009, we recorded accretion of $55 million and $107 million, respectively. With the expiration of the last contract with a price ceiling, the balance of the reserve was zero at December 31, 2009, so there was no accretion in the three and six months ended September 30, 2010.

LME

The average and closing prices based upon the LME for aluminum for the three and six months ended September 30, 2010 and 2009 are as follows:

	Three Months			Six Months
	Ended			Ended
	September 30,		Percent	September 30,		Percent
	2010	2009	Change	2010	2009	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,924	$1,616	19%	$2,288	$1,365	68%
Average cash price during the period	$2,090	$1,811	15%	$2,093	$1,648	27%
Closing cash price as of end of period	$2,314	$1,852	25%	$2,314	$1,852	25%

Prices have increased for all comparable periods, although there were positive and negative fluctuations during both the three and six months ended September 30, 2010. This resulted in $50 million and $17 million of net gains on change in fair value of metal derivatives during the three and six months ended September 30, 2010, respectively.

Foreign Exchange

We operate a global business and conduct business in various currencies around the world. Fluctuations in foreign exchange rates impact our operating results. We recognize foreign exchange gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following tables present the exchange rates as of the beginning and end of each period as well as the average month end exchange rates for the three and six months ended September 30, 2010 and 2009:

	Exchange Rate as of		Average Exchange Rate
	September 30,	March 31,	Three Months Ended	Six Months Ended
	2010	2010	September 30, 2010	September 30, 2010

U.S. dollar per Euro	1.362	1.353	1.290	1.297
Brazilian real per U.S. dollar	1.700	1.784	1.753	1.765
South Korean won per U.S. dollar	1,142	1,131	1,182	1,168
Canadian dollar per U.S. dollar	1.032	1.014	1.049	1.039

	Exchange Rate as of		Average Exchange Rate
	September 30,	March 31,	Three Months Ended	Six Months Ended
	2009	2009	September 30, 2009	September 30, 2009

U.S. dollar per Euro	1.462	1.328	1.438	1.328
Brazilian real per U.S. dollar	1.781	2.301	1.841	1.932
South Korean won per U.S. dollar	1,189	1,377	1,224	1,261
Canadian dollar per U.S. dollar	1.073	1.258	1.084	1.115

The U.S. dollar weakened compared to most major currencies during the second quarter of fiscal 2011, reversing the gains of the first quarter of fiscal 2011. For the six months ended September 30, 2010, the U.S. dollar lost value against the Brazilian real, but was relatively flat against all other major currencies in which we operate. In Europe and Asia, the weakening of the U.S. dollar in the second quarter resulted in foreign exchange gains which offset the losses of the first quarter as these operations are recorded in local currency. In North America and Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and local currency operating costs, foreign exchange results were relatively flat.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations. We reported $13 million of foreign currency derivative losses during the three months ended September 30, 2010 and $12 million of foreign currency gains during the six months ended September 30, 2010.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

We have experienced strong demand across all our regions over the past quarter, and are operating at or near capacity in all regions. Net sales for the three months ended September 30, 2010 increased $343 million, or 16%, as compared to the three months ended September 30, 2009 primarily as a result of increases in LME prices, volumes and mix of flat rolled products, and sales of scrap and primary aluminum, partially offset by the effects of the metal price lag. The prior year sales amount includes $52 million of non-cash accretion on can price ceiling contracts which did not affect the current year.

Cost of goods sold (exclusive of depreciation and amortization) for the three months ended September 30, 2010 increased $454 million, or 26%, as compared to the three months ended September 30, 2009 which reflects the increased volume and higher average LME prices, partially offset by our prior sustained cost cutting measures.

Additionally, we had $33 million of gains on realized derivatives during the three months ended September 30, 2010 as compared to $174 million of losses on realized derivatives during the same period of the prior year. These amounts offset negative year-over-year impacts of changes in metal prices, foreign currency exchange rates and other input costs on Net sales and Cost of goods sold (exclusive of depreciation and amortization).

Income before income taxes for the three months ended September 30, 2010 was $129 million, a decrease of $172 million, or 57%, compared to the $301 million reported in the same period a year ago. Income before income taxes for the three months ended September 30, 2010 includes $1 million of gains on unrealized derivatives, whereas the three months ended September 30, 2009 includes $254 million of gains on unrealized derivatives. Additionally, income before income taxes was impacted by $9 million of restructuring charges for the three months ended September 30, 2010 as compared to $3 million of restructuring charges for the same period in the prior year. Income before income taxes for the second quarter of fiscal 2011 includes foreign exchange gains of $22 million as compared to gains of $3 million in the second quarter of fiscal 2010.

We reported net income attributable to our common shareholder of $62 million for the second quarter of fiscal 2011 as compared to $195 for the second quarter of fiscal 2010, primarily as a result of the factors above. We also recorded an income tax provision of $56 million in the three months ended September 30, 2010, as compared to an $87 million income tax provision in the same period of the prior year.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America. We are at or near capacity in all regions as we continue to look at ways to debottleneck our operations and optimize our product portfolio and footprint.

We measure the profitability and financial performance of our operating segments based on Segment income. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define Segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (j) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss); and (p) cumulative effect of accounting change, net of tax.

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Three Months Ended September 30, 2010	America	Europe	Asia	America	Eliminations	Total

Net sales	$965	$874	$413	$278	$(6)	$2,524
Shipments (kt)
Rolled products	285	227	134	91	—	737
Ingot products	3	17	—	10	—	30

Total shipments	288	244	134	101	—	767

Selected Operating Results	North			South
Three Months Ended September 30, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$822	$735	$382	$252	$(10)	$2,181
Shipments (kt)
Rolled products	258	203	139	93	—	693
Ingot products	8	15	1	7	—	31

Total shipments	266	218	140	100	—	724

The following table reconciles changes in Segment income for the three months ended September 30, 2009 to three months ended September 30, 2010 (in millions). Variances include the related realized derivative gain or loss.

	North			South
Changes in Segment income	America	Europe	Asia	America

Segment income — three months ended September 30, 2009	$75	$60	$48	$36
Volume	19	24	(3)	(1)
Conversion premium and product mix	14	2	7	8
Conversion costs(A)	16	2	(9)	9
Metal price lag	—	23	11	(6)
Foreign exchange	(6)	(4)	13	(8)
Primary metal production	—	—	—	2
Other changes(B)	(2)	(5)	—	(2)

Segment income — three months ended September 30, 2010	$116	$102	$67	$38

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other metal costs. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

As of September 30, 2010, our North American operations manufactured aluminum sheet and light gauge products through 11 plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.

Our North American operations experienced strong demand across all sectors with increased volumes in can, automotive and other industrial products. Shipments in the second quarter of fiscal 2011 increased as compared to a year ago, and as compared to the first quarter of fiscal 2011, as the region operated at or near capacity during the second quarter of fiscal 2011. Net sales for the second quarter of fiscal 2011 were up $143 million, or 17%, as compared to the second quarter of fiscal 2010 reflecting the strong demand previously mentioned as well as higher LME prices and improved conversion premiums. Additionally, net sales for the second quarter of fiscal 2010 included $52 million of accretion on can price ceiling contracts.

Segment income for the second quarter of fiscal 2011 was $116 million, up $41 million as compared to the prior year period. This increase was driven primarily by the volume and price effects discussed above, as well as favorable operating cost performance including an increase in the cost differential of using used beverage cans (UBC) as compared to primary aluminum. The operating cost performance was partially offset by higher energy rates and increased labor costs.

Europe

As of September 30, 2010, our European segment provided European markets with value-added sheet and light gauge products through 12 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

Our European operations have experienced strong demand across all sectors with the automotive sector providing particularly strong results as it also supplies the demand for products in Asia. Flat rolled product shipments and net sales are up 12% and 19%, respectively, as compared to the second quarter of fiscal 2010.

Segment income for the second quarter of fiscal 2011 was $102 million, up $42 million compared to the same period of the prior year. Higher volumes across all sectors contributed to the increase, as well as a positive mix effect driven by the higher automotive sales, which are at a higher conversion premium than certain of our other products. Segment income also increased due to favorable metal price lag as compared to prior year.

Asia

As of September 30, 2010, Asia operated three manufacturing facilities with production balanced between foil, construction and industrial, and beverage and food can end-use applications.

In the second quarter of fiscal 2011, the Asian markets experienced strong demand for all product categories. Flat rolled product shipments are down 4% as compared to the prior year period primarily as a result of a 12-day strike at one of our Korean locations which resulted in approximately 10kt of lost shipments in the quarter. We expect to make up for the shortfall due to the strike over the remaining two quarters of the year. Despite the reduction in shipments as a result of the strike, sales increased $31 million for the three months ended September 30, 2010 as compared to the same period in the prior year primarily as a result of higher LME prices.

Segment income for the second quarter of fiscal 2011 was $67 million, up $19 million as compared to the prior year period due primarily to favorable metal price lag and changes in foreign exchange rates. Increases in flat rolled products mix and conversion premiums were offset by higher conversion costs.

South America

Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included two rolling plants in Brazil along with two smelters and power generation facilities as of September 30, 2010.

Total shipments for the second quarter of fiscal 2011 remained relatively stable as compared to the same period in fiscal 2010 and the first quarter of fiscal 2011, while net sales increased as compared to both periods primarily as a result of higher LME prices. Demand for our flat rolled products in South America remained strong across all our sectors.

Segment income for the second quarter of fiscal 2011 was $38 million, up $2 million as compared to the prior year period. This increase in segment income is due to a $2 million increase in the primary business as a result of higher aluminum prices, partially offset by higher electricity prices and higher prime remelt purchases. The rolling business was fairly stable as compared to the prior year period, as positive conversion premiums and operating efficiencies primarily related to UBC usage were offset by metal price lag and foreign exchange rate changes.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the three months ended September 30, 2010 and 2009 (in millions).

	Three Months Ended
	September 30,
	2010	2009

North America	$116	$75
Europe	102	60
Asia	67	48
South America	38	36
Corporate and other	(33)	(19)
Depreciation and amortization	(104)	(92)
Interest expense and amortization of debt issuance costs	(40)	(44)
Interest income	3	3
Unrealized gains (losses) on change in fair value of derivative instruments, net	1	254
Adjustment to eliminate proportional consolidation	(11)	(17)
Restructuring charges, net	(9)	(3)
Other, net	(1)	—

Income before income taxes	129	301
Income tax provision	56	87

Net income	73	214
Net income attributable to noncontrolling interests	11	19

Net income attributable to our common shareholder	$62	$195

Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. Corporate and other costs increased from $19 million to $33 million primarily due to increases in employee costs related to incentive compensation and professional fees.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 24% of our debt was variable rate as of September 30, 2010 after taking into account the effect of interest rate swaps.

Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. For the second quarter of fiscal 2011, the $1 million of unrealized gains consists of (1) $25 million of unrealized gains on changes in fair value of metal derivatives and (2) $24 million of unrealized losses relating to changes in fair value of foreign currency and energy derivatives. We recorded $254 million of unrealized gains for the second quarter of fiscal 2010.

Adjustment to eliminate proportional consolidation was an $11 million loss for the second quarter of fiscal 2011 as compared to a $17 million loss in the second quarter of fiscal 2010. This adjustment typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.

Restructuring charges in the second quarter of fiscal 2011 primarily related to the move of our North American headquarters to Atlanta, GA and lease termination costs for our Corporate headquarters move. See Note 2 — Restructuring Programs.

We have experienced significant fluctuations in income tax expense and the corresponding effective tax rate. The primary factors contributing to the effective tax rate differing from the statutory Canadian rate include:

•	Our functional currency in Brazil is the U.S. dollar where the company holds significant U.S. dollar denominated debt. As the value of the local currency strengthens or weakens against the U.S. dollar, unrealized gains or losses are created for tax purposes, while the underlying gains or losses are not recorded in our income statement.

•	We have significant net deferred tax liabilities in Brazil that are remeasured to account for currency fluctuations as the taxes are payable in local currency.

•	Our income is taxed at various statutory tax rates in varying jurisdictions. Applying the corresponding amounts of income and loss to the various tax rates results in differences when compared to our Canadian statutory tax rate.

•	We record increases and decreases to valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.

For the three months ended September 30, 2010, we recorded a $56 million income tax provision on our pre-tax income of $132 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 42%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) $2 million expense for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $13 million expense for exchange remeasurement of deferred income taxes, (3) a $12 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $9 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, and (5) a $4 million benefit related to decreases in uncertain tax positions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2009

We have experienced strong demand across all our regions over the past quarter, and are operating at or near capacity in all regions. Net sales for the six months ended September 30, 2010 increased $916 million, or 22%, as compared to the six months ended September 30, 2009 primarily as a result of increases in LME prices, conversion premiums, volumes and mix of flat rolled products, and sales of scrap and primary aluminum, partially offset by the effects of the metal price lag. The prior year Net sales amount includes $107 million of non-cash accretion on can price ceiling contracts which did not affect the current year.

Cost of goods sold (exclusive of depreciation and amortization) for the six months ended September 30, 2010 increased $1.1 billion, or 34%, as compared to the six months ended September 30, 2009 which reflects the increased volume and higher average LME prices, partially offset by sustained cost cutting measures.

Additionally, we had $74 million of gains on realized derivatives during the six months ended September 30, 2010 as compared to $402 million of losses on realized derivatives during the same period of the prior year. These amounts offset negative year-over-year impacts of changes in metal prices, foreign currency exchange rates and other input costs on Net sales and Cost of goods sold (exclusive of depreciation and amortization).

Income before income taxes for the six months ended September 30, 2010 was $203 million, a decrease of $371 million, or 65%, compared to the $574 million reported in the same period a year ago. Income before income taxes for the six months ended September 30, 2010 includes $46 million of losses on unrealized derivatives, whereas the six months ended September 30, 2009 includes $553 of gains on unrealized derivatives. Additionally, Income before income taxes for the six months ended September 30, 2010 includes a gain on sale of land in Brazil of $13 million and a $4 million gain on the reversal of a tax liability in Brazil, and Income before income taxes for the six months ended September 30, 2009 includes a gain on the settlement of certain tax litigation in South America of $6 million.

We reported net income attributable to our common shareholder of $112 million for the six months ended September 30, 2010 as compared to $338 for the six months ended September 30, 2009, primarily as a result of the factors above. We also recorded an income tax provision of $71 million in the six months ended September 30, 2010, as compared to $199 million income tax provision in the same period of the prior year.

Segment Review

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Six Months Ended September 30, 2010	America	Europe	Asia	America	Eliminations	Total

Net sales	$1,924	$1,716	$870	$555	$(8)	$5,057
Shipments (kt)
Rolled products	563	459	280	181	—	1,483
Ingot products	8	34	1	20	—	63

Total shipments	571	493	281	201	—	1,546

Selected Operating Results	North			South
Six Months Ended September 30, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$1,589	$1,400	$708	$456	$(12)	$4,141
Shipments (kt)
Rolled products	512	388	269	174	—	1,343
Ingot products	15	42	1	14	—	72

Total shipments	527	430	270	188	—	1,415

The following table reconciles changes in Segment income for the six months ended September 30, 2009 to six months ended September 30, 2010 (in millions):

	North			South
Changes in Segment income	America	Europe	Asia	America

Segment income — six months ended September 30, 2009	$132	$93	$86	$47
Volume	35	56	5	5
Conversion premium and product mix	29	3	14	15
Conversion costs(A)	43	(8)	(9)	11
Metal price lag	(6)	53	19	2
Foreign exchange	(12)	(15)	—	(6)
Primary metal production	—	—	—	18
Other changes(B)	(4)	8	(4)	(5)

Segment income — six months ended September 30, 2010	$217	$190	$111	$87

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

Our North American operations experienced strong demand across all sectors with favorable volumes in can, automotive and other industrial products. Shipments in the six months ended September 30, 2010 increased as compared to the six months ended September 30, 2009, as the region operated at or near capacity during the period. Net sales for the six months ended September 30, 2010 were up $335 million, or 21%, as compared to the six months ended September 30, 2009 despite the $107 million of accretion on can price ceiling contracts in the six months ended September 30, 2009. This reflects the strong demand previously mentioned as well as higher LME prices and improved conversion premiums.

Segment income for the six months ended September 30, 2010 was $217 million, up $85 million as compared to the prior year period. This increase was driven primarily by the volume and price effects discussed above, as well as favorable operating cost performance including increased UBC spreads. The operating cost performance was partially offset by higher energy rates, increased labor costs and unfavorable operating efficiencies including the rate of use of alloys and hardeners.

Europe

Our European operations have experienced strong demand across all sectors with the automotive sector providing particularly strong results as it also supplies the demand for products in Asia. Flat rolled product shipments and net sales are up 18% and 23%, respectively, as compared to the six months ended September 30, 2009. Capacity remained at or near 100% for the six months ended September 30, 2010 as we continue to look at ways to debottleneck our operations and optimize our product portfolio and footprint.

Segment income for the six months ended September 30, 2010 was $190 million, up $97 million compared to the same period of the prior year. Higher volumes across all sectors contributed to the increase, as well as a positive mix effect driven by the higher automotive sales, which are at a higher conversion premium than certain of our other products. Segment income also increased due to favorable metal price lag as compared to prior year, partially offset by unfavorable changes in foreign currency exchange rates of the Euro, Swiss franc and British pound to the U.S. dollar as well as higher conversion costs related to the mix of products sold. Other increases in segment income are primarily a result of favorable results of fixed forward purchase contracts as compared to the same period in the prior year.

Asia

During the six months ended September 30, 2010, the Asian markets experienced strong demand for all product categories. Flat rolled product shipments are up 4% as compared to the prior year period despite the effects of a 12-day strike at one of our Korean locations which resulted in approximately 10kt of lost shipments in the period. We expect to make up for the shortfall related to the strike over the remaining two quarters of the fiscal year. Sales increased $162 million for the six months ended September 30, 2010 as compared to the same period in the prior year primarily as a result of the increased volume and higher LME prices.

Segment income for the six months ended September 30, 2010 was $111 million, up $25 million as compared to the prior year period due primarily to volume increases, favorable metal price lag, increased conversion premiums and improved product mix. These increases were offset by higher conversion costs such as energy and labor.

South America

Total shipments for the six months ended September 30, 2010 increased 7% to 201kt for the six months ended September 30, 2010 as compared to the same period in fiscal 2010, while net sales increased 22% as compared to the same period in fiscal 2010 primarily as a result of higher LME prices and conversion premiums. Demand for our flat rolled products in South America remained strong across all our sectors.

Segment income for the six months ended September 30, 2010 was $87 million, up $40 million as compared to the prior year period. This increase in segment income is due to an $18 million increase in the primary business as a result of higher aluminum prices offset by higher electricity prices and other operating costs. Additionally, segment income for the rolling business increased $22 million primarily as a result of increased conversion premiums, the increased use of UBC’s and favorable labor costs offset by changes in foreign currency exchange rates.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the six months ended September 30, 2010 and 2009 (in millions).

	Six Months
	Ended
	September 30,
	2010	2009

North America	$217	$132
Europe	190	93
Asia	111	86
South America	87	47
Corporate and other	(52)	(34)
Depreciation and amortization	(207)	(192)
Interest expense and amortization of debt issuance costs	(79)	(87)
Interest income	6	6
Unrealized gains (losses) on change in fair value of derivative instruments, net	(46)	553
Adjustment to eliminate proportional consolidation	(21)	(33)
Restructuring recoveries (charges), net	(15)	(6)
Other costs, net	12	9

Income (loss) before income taxes	203	574
Income tax provision (benefit)	71	199

Net income (loss)	132	375
Net income attributable to noncontrolling interests	20	37

Net income (loss) attributable to our common shareholder	$112	$338

Corporate and other costs increased from $34 million to $52 million primarily due to increases in employee costs, including incentives, and professional fees.

Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt. Approximately 24% of our debt was variable rate as of September 30, 2010 after taking into account the effect of interest rate swaps.

Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. For the six months ended September 30, 2010, the $46 million of unrealized losses consist of (1) $40 million of unrealized losses on changes in fair value of metal derivatives and (2) $6 million of unrealized losses relating to changes in fair value of foreign currency and energy derivatives. We recorded $553 million of unrealized gains for the six months ended September 30, 2009.

Adjustment to eliminate proportional consolidation was $21 million of loss for the six months ended September 30, 2010 as compared to a $33 million loss in the six months ended September 30, 2009. This adjustment typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.

Restructuring charges during the six months ended September 30, 2010 primarily related to the move of our North American headquarters to Atlanta, Georgia and lease termination costs for our Corporate headquarters move. See Note 2 — Restructuring Programs.

Other income, net includes a gain of $13 million on the sale of unused land in South America and a gain of $4 million on the release of a tax liability in Brazil as a result of the lapse of the statute of limitations for the six months ended September 30, 2010. The six month period ended September 30, 2009 includes a gain of $6 million on the settlement of certain tax litigation in Brazil.

For the six months ended September 30, 2010, we recorded a $71 million income tax provision on our pre-tax income of $209 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 34%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) an $11 million expense for exchange remeasurement of deferred income taxes, (2) a $15 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) a $14 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, and (4) a $3 million benefit related to decreases in uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.

As of September 30, 2010, we have available liquidity of $1.2 billion. This reflects our continued efforts to preserve liquidity through cost and capital spending controls and effective management of working capital, which we believe are sustainable. Our available liquidity allows us to make strategic investments in our business as opportunities are identified that are aligned with our strategic plan.

Available Liquidity

Our estimated liquidity as of September 30, 2010 and March 31, 2010 is as follows (in millions):

	September 30,	March 31,
	2010	2010

Cash and cash equivalents	$512	$437
Overdrafts	(23)	(14)
Availability under the ABL facility	694	603

Total estimated liquidity	$1,183	$1,026

The cash and cash equivalents balance above includes cash held in foreign countries in which we operate. These amounts are generally available on a short-term basis, subject to regulatory requirements, in the form of a dividend or inter-company loan. Borrowings under the ABL Facility are generally based on 85% of eligible accounts receivable and 64 to 70% of eligible inventories.

Free Cash Flow

Free cash flow (which is a non-US GAAP measure) consists of: (a) net cash provided by (used in) operating activities; plus (b) net cash provided by (used in) investing activities, less (c) proceeds from sales of assets. Management believes that Free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of Free cash flow. Our method of calculating Free cash flow may not be consistent with that of other companies.

The following table shows the Free cash flow for the six months ended September 30, 2010 and 2009, the change between periods as well as the ending balances of cash and cash equivalents (in millions).

	Six Months Ended
	September 30,
	2010	2009	Change

Net cash provided by operating activities	$124	$451	$(327)
Net cash provided by (used in) investing activities	25	(429)	454
Less: Proceeds from sales of assets	(18)	(4)	(14)

Free cash flow	$131	$18	$113

Ending cash and cash equivalents	$512	$246	$266

Free cash flow increased $113 million in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010. The changes in free cash flow are described in greater detail below.

Operating Activities

Overall operating results were strong for the six months ended September 30, 2010, reflecting the increase in volumes and our lower fixed cost structure as a result of our prior cost cutting measures. Additionally, cash flow from operations for the six months ended September 30, 2010 benefitted from cash receipts of $25 million related to customer-directed derivatives, as compared to $25 million of cash outflows for the six months ended September 30, 2009. Additionally, higher working capital balances as a result of higher LME prices during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 had a negative effect on cash flows from operations.

Investing Activities

The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

	Six Months Ended
	September 30,
	2010	2009	Change

Capital expenditures	$(71)	$(46)	$(25)
Net proceeds (outflow) from settlement of derivative instruments	67	(403)	470
Proceeds from sales of assets	18	4	14
Changes to investment in and advances to non-consolidated affiliates	—	2	(2)
Proceeds from related parties loans receivable, net	11	14	(3)

Net cash provided by (used in) investing activities	$25	$(429)	$454

As our liquidity position has improved, we have increased our capital expenditure plan to include certain strategic investments. We expect that our total annual capital expenditures for fiscal 2011 to be between $240 and $250 million, including approximately $40 million related to our previously announced expansion in South America. The majority of our capital expenditures in fiscal 2010 and the first six months of fiscal 2011 related to projects devoted to product quality, technology, productivity enhancement and increased capacity. In response to the economic downturn, we reduced our capital spending in the second half of fiscal 2009, with a focus on preserving maintenance and safety and maintained that level of spending throughout fiscal 2010 with an annual capital expenditure of approximately $100 million.

The settlement of derivative instruments resulted in an inflow of $67 million in the six months ended September 30, 2010 as compared to $403 million in cash outflow in the prior year period. The net inflow in the first six months of fiscal 2011 was primarily related to metal derivatives. Based on forward curves for metal, foreign currencies, interest rates and energy as of September 30, 2010, we forecast approximately $8 million of cash outflows related to the settlement of derivative instruments in the third quarter.

The majority of proceeds from asset sales in the six months ended September 30, 2010 relate to asset sales in South America.

Proceeds from loans receivable, net during all periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.

Financing Activities

The following table presents information regarding our Net cash provided by (used in) financing activities (in millions).

	Six Months Ended
	September 30,
	2010	2009	Change

Proceeds from issuance of debt, third parties	$—	$177	$(177)
Proceeds from issuance of debt, related parties	—	3	(3)
Principal payments, third parties	(8)	(16)	8
Principal payments, related parties	—	(94)	94
Short-term borrowings, net	(50)	(96)	46
Dividends, noncontrolling interest	(18)	(13)	(5)

Net cash provided by (used in) financing activities	$(76)	$(39)	$(37)

As of September 30, 2010, our short-term borrowings were $23 million consisting of bank overdrafts. As of September 30, 2010, $33 million of the ABL Facility was utilized for letters of credit and we had $694 million in remaining availability under this revolving credit facility. The weighted average interest rate on our total short-term borrowings was 2.37% and 1.71% as of September 30, 2010 and March 31, 2010, respectively. We repaid $100 million related to a bank loan in Korea when it came due on October 25, 2010.

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

The following table discloses information about our obligations under guarantees of indebtedness related to our wholly-owned subsidiaries as of September 30, 2010 (in millions).

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$141	$44

We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2010 and March 31, 2010, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. During the six months ended September 30, 2010, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended March 31, 2010.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the six months ended September 30, 2010, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2010.

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

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and publicly available third party industry journals. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	the capacity and effectiveness of our metal hedging activities, including our internal UBCs and smelter hedges;

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	continuing obligations and other relationships resulting from our spin-off from Alcan Inc.;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	the impact of restructuring efforts in the future;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	changes in general economic conditions including deterioration in the global economy, particularly sectors in which our customers operate;

•	changes in the fair value of derivative instruments;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	changes in government regulations, particularly those affecting taxes, environmental, health or safety compliance;

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements;

•	the effect of taxes and changes in tax rates; and

•	our indebtedness and our ability to generate cash.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2010 condensed consolidated balance sheet.

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

Sensitivities

We estimate that a 10% decline in LME aluminum prices would result in a $21 million pre-tax loss related to the change in fair value of our aluminum contracts as of September 30, 2010.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the six months ended September 30, 2010, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of September 30, 2010, we have a nominal amount of forward purchases outstanding related to natural gas.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2010, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in	Change in
	Price	Fair Value

Electricity	(10)%	$(1)
Natural Gas	(10)%	(3)

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2010, given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Brazilian real	(10)%	$(33)
Euro	10%	(19)
Korean won	(10)%	(6)
Canadian dollar	(10)%	(4)
British pound	(10)%	(4)
Swiss franc	10%	(7)

Interest Rate Risks

As of September 30, 2009, approximately 76% of our debt obligations were at fixed rates. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

We are subject to interest rate risk related to our floating rate debt. For every 12.5 basis point increase in the interest rates on our outstanding variable rate debt as of September 30, 2010, which includes $625 million of term loan debt and other variable rate debt of $14 million, our annual pre-tax income would be reduced by approximately $1 million. From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 6 — Debt for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2010, given a 100 basis point (bps) negative shift in USD LIBOR ($ in millions).

	Change in		Change in
	Rate		Fair Value

Interest Rate Contracts
North America	(100	) bps	$(4)
Asia	(100	) bps	$—

Item 4.	Controls and Procedures

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

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010.

Item 6.	Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc.
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Supplemental Indenture to Indenture dated February 3, 2005, among the Company and the Bank of New York Trust Company, N.A., as trustee, dated as of September 28, 2010
4.2	Supplemental Indenture dated August 11, 2009, among the Company and the Bank of New York Trust Company, N.A., as trustee, dated as of September 28, 2010
4.3	Supplemental Indenture to Indenture dated February 3, 2005, among the Company and the Bank of New York Trust Company, N.A., as trustee, dated as of September 29, 2010
4.4	Supplemental Indenture to Indenture dated August 11, 2009, among the Company and the Bank of New York Trust Company, N.A., as trustee, dated as of September 29, 2010
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer and
Authorized Officer)

By	/s/ Robert P. Nelson
Robert P. Nelson
Vice President Finance — Controller
(Principal Accounting Officer)

Date: November 10, 2010

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc.
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Supplemental Indenture to Indenture dated February 3, 2005, among the Company and the Bank of New York Trust Company, N.A., as trustee, dated as of September 28, 2010
4.2	Supplemental Indenture dated August 11, 2009, among the Company and the Bank of New York Trust Company, N.A., as trustee, dated as of September 28, 2010
4.3	Supplemental Indenture to Indenture dated February 3, 2005, among the Company and the Bank of New York Trust Company, N.A., as trustee, dated as of September 29, 2010
4.4	Supplemental Indenture to Indenture dated August 11, 2009, among the Company and the Bank of New York Trust Company, N.A., as trustee, dated as of September 29, 2010
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer