Form 10-Q
period 2010-12-31
Novelis Inc.
filed 2011-02-08
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 001-32312
Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3560 Lenox Road, Suite 2000	30326
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of January 31, 2011, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2010 and 2009 (unaudited)	3
	Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2010 and 2009 (unaudited)	5
	Condensed Consolidated Statement of Shareholder’s Equity for the Nine Months Ended December 31, 2010 (unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2010 and 2009 (unaudited)	7
	Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 6.	Exhibits	60
EX-4.5
EX-4.6
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$2,560	$2,112	$7,617	$6,253

Cost of goods sold (exclusive of depreciation and amortization)	2,232	1,795	6,628	5,066
Selling, general and administrative expenses	94	92	272	243
Depreciation and amortization	100	93	307	285
Research and development expenses	9	10	27	27
Interest expense and amortization of debt issuance costs	46	44	125	131
Interest income	(4)	(2)	(10)	(8)
Gain on change in fair value of derivative instruments, net	(30)	(40)	(58)	(192)
Loss on early extinguishment of debt	74	—	74	—
Restructuring charges, net	20	1	35	7
Equity in net (gain) loss of non-consolidated affiliates	5	(8)	11	12
Other (income) expense, net	16	(2)	5	(21)

	2,562	1,983	7,416	5,550

Income (loss) before income taxes	(2)	129	201	703
Income tax provision	33	48	104	247

Net income (loss)	(35)	81	97	456
Net income attributable to noncontrolling interests	11	13	31	50

Net income (loss) attributable to our common shareholder	$(46)	$68	$66	$406

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	December 31,	March 31,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$297	$437
Accounts receivable (net of allowances of $6 and $4 as of December 31, 2010 and March 31, 2010)
— third parties	1,180	1,143
— related parties	16	24
Inventories	1,301	1,083
Prepaid expenses and other current assets	47	39
Fair value of derivative instruments	168	197
Deferred income tax assets	17	12

Total current assets	3,026	2,935
Property, plant and equipment, net	2,490	2,632
Goodwill	611	611
Intangible assets, net	707	749
Investment in and advances to non-consolidated affiliates	683	709
Fair value of derivative instruments, net of current portion	20	7
Long-term deferred income tax assets	14	5
Other long-term assets
— third parties	178	93
— related parties	19	21

Total assets	$7,748	$7,762

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$21	$116
Short-term borrowings	121	75
Accounts payable
— third parties	1,104	1,076
— related parties	45	53
Fair value of derivative instruments	105	110
Accrued expenses and other current liabilities	441	436
Deferred income tax liabilities	36	34

Total current liabilities	1,873	1,900
Long-term debt, net of current portion	4,060	2,480
Long-term deferred income tax liabilities	519	497
Accrued postretirement benefits	517	499
Other long-term liabilities	357	376

Total liabilities	7,326	5,752

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2010 and March 31, 2010	—	—
Additional paid-in capital	1,830	3,530
Accumulated deficit	(1,492)	(1,558)
Accumulated other comprehensive loss	(88)	(103)

Total Novelis shareholder’s equity	250	1,869
Noncontrolling interests	172	141

Total equity	422	2,010

Total liabilities and shareholder’s equity	$7,748	$7,762

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Nine Months
	Ended
	December 31,
	2010	2009

OPERATING ACTIVITIES
Net income	$97	$456
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	307	285
Gain on change in fair value of derivative instruments, net	(58)	(192)
Loss on extinguishment of debt	74	—
Deferred income taxes	12	230
Write-off and amortization of fair value adjustments, net	8	(139)
Equity in net loss of non-consolidated affiliates	11	12
Foreign exchange remeasurement of debt	—	(17)
Gain on sale of assets	(11)	—
Gain on reversal of accrued legal claim	—	(3)
Other, net	3	8
Changes in assets and liabilities:
Accounts receivable	(37)	107
Inventories	(220)	(218)
Accounts payable	22	34
Other current assets	(7)	9
Other current liabilities	21	35
Other noncurrent assets	(8)	(16)
Other noncurrent liabilities	4	39

Net cash provided by operating activities	218	630

INVESTING ACTIVITIES
Capital expenditures	(132)	(74)
Proceeds from sales of assets, third parties	18	4
Proceeds from sales of assets, related parties	10	—
Changes to investment in and advances to non-consolidated affiliates	1	3
Proceeds from related party loans receivable, net	8	15
Net proceeds (outflow) from settlement of derivative instruments	81	(432)

Net cash used in investing activities	(14)	(484)

FINANCING ACTIVITIES
Proceeds from issuance of debt, third parties	3,985	177
Proceeds from issuance of debt, related parties	—	4
Principal payments, third parties	(2,486)	(20)
Principal payments, related parties	—	(95)
Short-term borrowings, net	49	(211)
Return of capital to our common shareholder	(1,700)	—
Dividends, noncontrolling interest	(18)	(13)
Debt issuance costs	(174)	(1)

Net cash used in financing activities	(344)	(159)

Net decrease in cash and cash equivalents	(140)	(13)
Effect of exchange rate changes on cash balances held in foreign currencies	—	17
Cash and cash equivalents — beginning of period	437	248

Cash and cash equivalents — end of period	$297	$252

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(In millions, except number of shares)

	Novelis Inc. Shareholder
					Accumulated
					Other
			Additional		Comprehensive	Non-
	Common Stock		Paid-in	Accumulated	Loss	controlling	Total
	Shares	Amount	Capital	Deficit	(AOCI)	Interests	Equity

Balance as of March 31, 2010	1,000	$—	$3,530	$(1,558)	$(103)	$141	$2,010
Net loss attributable to our common shareholder	—	—	—	66	—	—	66
Net income attributable to noncontrolling interests	—	—	—	—	—	31	31
Currency translation adjustment, net of tax provision of $— million included in Accumulated other comprehensive income	—	—	—	—	5	1	6
Change in fair value of effective portion of cash flow hedges, net of tax provision of $11 included in Accumulated other comprehensive income	—	—	—	—	21	—	21
Postretirement benefit plans:
Change in pension and other benefits, net of tax provision of $6 included in Accumulated other comprehensive income	—	—	—	—	(11)	—	(11)
Return of capital to our common shareholder	—	—	(1,700)	—	—	—	(1,700)
Noncontrolling interests dividends	—	—	—	—	—	(1)	(1)

Balance as of December 31, 2010	1,000	$—	$1,830	$(1,492)	$(88)	$172	$422

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In millions)

	Three Months Ended			Three Months Ended
	December 31, 2010			December 31, 2009
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income (loss)	$(46)	$11	$(35)	$68	$13	$81

Other comprehensive income (loss):
Currency translation adjustment	(33)	—	(33)	(21)	2	(19)
Net change in fair value of effective portion of cash flow hedges	22	—	22	3	—	3
Postretirement benefit plans:
Change in pension and other benefits	(17)	—	(17)	7	—	7

Other comprehensive income (loss) before income tax effect	(28)	—	(28)	(11)	2	(9)
Income tax provision related to items of other comprehensive income (loss)	(2)	—	(2)	3	—	3

Other comprehensive income, net of tax	(26)	—	(26)	(14)	2	(12)

Comprehensive income	$(72)	$11	$(61)	$54	$15	$69

	Nine Months Ended			Nine Months Ended
	December 31, 2010			December 31, 2009
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income	$66	$31	$97	$406	$50	$456

Other comprehensive income (loss):
Currency translation adjustment	5	1	6	109	16	125
Net change in fair value of effective portion of cash flow hedges	32	—	32	(1)	—	(1)
Postretirement benefit plans:
Change in pension and other benefits	(17)	—	(17)	13	—	13

Other comprehensive income before income tax effect	20	1	21	121	16	137
Income tax provision related to items of other comprehensive income (loss)	5	—	5	9	—	9

Other comprehensive income, net of tax	15	1	16	112	16	128

Comprehensive income	$81	$32	$113	$518	$66	$584

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
Description of Business and Basis of Presentation
Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the beverage and food can, transportation, construction and industrial, and foil products markets. As of December 31, 2010, we had operations on four continents: North America, Europe, Asia and South America, through 30 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities.
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
As a result of the Amalgamation, we and AV Aluminum continue our corporate existence, the amalgamated Novelis Inc. remains liable for all of our and AV Aluminum’s obligations and we continue to own all of our respective property. Since AV Aluminum was a holding company whose sole asset was the shares of the pre-amalgamated Novelis, our business, management, board of directors and corporate governance procedures following the Amalgamation are identical to those of Novelis immediately prior to the Amalgamation. Novelis Inc., like AV Aluminum, remains an indirect, wholly-owned subsidiary of Hindalco. We have retrospectively recast all periods presented to reflect the amalgamated companies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
As of March 31, 2010, the Amalgamation increased the Company’s previously reported Additional paid-in capital by $33 million, and reduced Accumulated deficit by $33 million. The Amalgamation had no impact on our condensed consolidated statements of operations for the three and nine months ended December 31, 2010 and 2009 or our condensed consolidated statements of cash flows for the nine months ended December 31, 2010 and 2009.
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
For the three and nine months ended December 31, 2009, we reclassified $7 million and $17 million, respectively, from Selling, general and administrative expenses to Costs of goods sold (exclusive of depreciation and amortization) to conform to the current year presentation.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
2.   RESTRUCTURING PROGRAMS
Restructuring charges, net of $35 million on the condensed consolidated statement of operations for the nine months ended December 31, 2010, includes $7 million of items that were not reflected in the movement of the restructuring accrual, as they affected other accounts. The following table summarizes our restructuring accrual activity by region (in millions).

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves

Balance as of March 31, 2010	$28	$10	$—	$—	$—	$38
Provisions, net	17	11	—	8	6	42
Cash payments	(7)	(14)	—	(3)	(1)	(25)

Balance as of December 31, 2010	$38	$7	$—	$5	$5	$55

Europe
During the three months ended December 31, 2010, we announced that our foil rolling activities and part of our packaging business at our Bridgnorth, England facility will cease operation by April 2011. The closure and subsequent consolidation of the business into other plants in our European system aims to improve the competitiveness of the company’s overall foil and packaging production system in response to over-capacity in the European foil market and increasing competition from manufacturers in low-cost countries. We recorded $17 million of restructuring expense during the current period for employee termination, asset impairment and certain contract termination costs for this site, of which $5 million were non-cash items not reflected in the restructuring accrual table above.
We recorded a $10 million gain on asset sales to Hindalco related to the previously announced closure of our Rogerstone facility. Also, we recorded an additional $5 million of restructuring expense for severance and environmental costs related to restructuring actions initiated in prior years at other European plants. For the nine months ended December 31, 2010, we made $4 million in severance payments and $3 million in payments for environmental remediation.
North America
We recorded $11 million of restructuring expense for the nine months ended December 31, 2010, related to the relocation of our North American headquarters from Cleveland to Atlanta, and made $14 million in payments related to this move.
South America
We recorded $8 million of restructuring expense for the current period for employee termination, contract termination and certain environmental remediation costs related to the closure of our primary aluminum smelter at Aratu, Brazil. The closure was in response to high operating costs and lack of competitive priced energy supply. The closure affected approximately 300 workers and was completed by December 31, 2010.
Corporate
We recorded $5 million of restructuring expense for the nine months ended December 31, 2010, related to lease termination costs incurred in the relocation of our Corporate headquarters to a new facility in Atlanta and $1 million in other contract termination fees. The $5 million of lease termination costs includes a $1 million deferred credit on the former facility.
3.   INVENTORIES
Inventories consisted of the following (in millions).

	December 31,	March 31,
	2010	2010

Finished goods	$264	$270
Work in process	463	431
Raw materials	474	295
Supplies	107	93

	1,308	1,089
Allowances	(7)	(6)

Inventories	$1,301	$1,083

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

	December 31,	March 31,
	2010	2010

Assets
Current assets
Cash and cash equivalents	$3	$3
Accounts receivable	28	29
Inventories, net	37	31
Prepaid expenses and other current assets	1	1

Total current assets	69	64
Property, plant and equipment, net	11	10
Goodwill	12	12
Deferred income taxes	52	41
Other long-term assets	3	3

Total assets	$147	$130

Liabilities
Current liabilities
Accounts payable	$27	$23
Accrued expenses and other current liabilities	14	12

Total current liabilities	41	35
Accrued postretirement benefits	118	97
Other long-term liabilities	2	3

Total liabilities	$161	$135

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
          Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table also describes the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions). The results for the three months ended December 31, 2009 also include a $10 million after tax benefit from the refinement of our methodology of recording depreciation and amortization on the step up in our basis in the underlying assets of an investee.

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$52	$63	$167	$183
Costs, expenses and provisions for taxes on income	57	55	178	195

Net income (loss)	$(5)	$8	$(11)	$(12)

Purchase of tolling services from Aluminium Norf GmbH (Norf)	$51	$61	$166	$181

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

	December 31,	March 31,
	2010	2010

Accounts receivable	$16	$24
Other long-term receivables	$19	$21
Accounts payable	$45	$53
          On December 17, 2010, we paid a dividend of $1.7 billion to our shareholder as a return of capital.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
6.     DEBT
          Debt consists of the following (in millions).

	December 31, 2010					March 31, 2010
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value

Third party debt:
Short term borrowings	2.74%		$121	$—	$121	$75	$—	$75
Novelis Inc.
Floating rate Term Loan Facility, due December 2016	5.25%		1,500	(44)	1,456	—	—	—
Floating rate Term Loan Facility, due July 2014	—	%(C)	—	—	—	292	—	292
8.375% Senior Notes, due December 2017	8.375%		1,100	—	1,100	—	—	—
8.75% Senior Notes, due December 2020	8.75%		1,400	(1)	1,399	—	—	—
11.5% Senior Notes, due February 2015	—	%(C)	—	—	—	185	(3)	182
7.25% Senior Notes, due February 2015	7.25	%(C)	74	3	77	1,124	41	1,165
Novelis Corporation
Floating rate Term Loan Facility, due July 2014	—	%(C)	—	—	—	859	(46)	813
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 46 million)	7.50%		48	(3)	45	45	(3)	42
Capital lease obligation, due August 2011 (CHF 1 million)	2.49%		1	—	1	1	—	1
Novelis Korea Limited
Bank loan, due October 2010	—%		—	—	—	100	—	100
Other
Other debt, due December 2011 through November 2015	4.16%		3	—	3	1	—	1

Total debt — third parties			4,247	(45)	4,202	2,682	(11)	2,671
Less: Short term borrowings			(121)	—	(121)	(75)	—	(75)
Current portion of long term debt			(21)	—	(21)	(116)	—	(116)

Long-term debt, net of current portion — third parties:			$4,105	$(45)	$4,060	$2,491	$(11)	$2,480

(A)	Interest rates are as of December 31, 2010 and exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of the Arrangement, the debt exchange completed in fiscal 2009 and the Refinancing completed in December 2010.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. Additional floating rate Term Loan with a face value of $220 million issued in March 2009 was recorded at a fair value of $165 million. 11.5% Senior Notes with a face value of $185 million issued in August 2009 were recorded at a fair value of $181 million. In connection with the refinancing transaction of our prior secured term loan with the new 2010 Term Loan Facility, a portion of these historical fair value adjustments were allocated to the 2010 Term Loan Facility.

(C)	On December 17, 2010, we completed a series of refinancing transactions which resulted in the repayment of the total principal amount of the floating rate Term Loan Facility due July 2014, the total outstanding principal amount of the 11.5% Senior Notes due February 2015 and $1,050 million of aggregate principal amount of 7.25% Senior Notes due 2015. See “Refinancing” below for additional discussion.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized fair value adjustments and using rates of exchange as of December 31, 2010 for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2010	Amount

Within one year	$142
2 years	20
3 years	20
4 years	20
5 years	95
Thereafter	3,950

Total	$4,247

     Refinancing
          During the three months ended December 31, 2010, we commenced a cash tender offer and consent solicitations for our 7.25% Senior Notes due 2015 (the “7.25% Notes”) and our 11.50% Senior Notes due 2015 (the “11.50% Notes,”). The entire $185 million aggregate outstanding principal amount of the 11.50% Notes was tendered and redeemed. Of the $1,124 million aggregate principal amount of the 7.25% Notes, $74 million was not redeemed and is expected to remain outstanding through maturity in February 2015. The 7.25% Notes that remain outstanding no longer contain substantially all of the restrictive covenants and certain events of default originally included in the indenture for the 7.25% Notes.
          On December 17, 2010 we completed a series of refinancing transactions. The refinancing transactions consisted of the sale of $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the “2017 Notes”) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the “2020 Notes” and together with the 2017 Notes, the “Notes”) and a new $1.5 billion secured term loan credit facility (the “2010 Term Loan Facility”).
          The proceeds from the refinancing transactions were used to repay our prior secured term loan credit facility, to fund our tender offers and related consent solicitations for our 7.25% Senior Notes and our 11.50% Senior Notes and to pay premiums, fees and expenses associated with the refinancing. In addition, a portion of the proceeds were used to fund a distribution of $1.7 billion as a return of capital to our shareholder.
          In addition, we replaced our existing $800 million asset based loan (“ABL”) facility with a new $800 million ABL facility (the “2010 ABL Facility”). We refer to the 2010 Term Loan Facility and the 2010 ABL Facility collectively as our “new senior secured credit facilities.”
          We paid tender premiums, fees and other costs of $174 million associated with the refinancing transactions, including fees paid to lenders, arrangers, and outside professionals such as attorneys and rating agencies. In accordance with Financial Accounting Standards Board Accounting Standards Codification Number 470 Debt, we performed an analysis to determine whether the old debt had been extinguished or modified. This analysis determines the treatment of fees paid in connection with the transaction and any existing unamortized fees, discounts and fair value adjustments associated with the old debt. As a result of that analysis, we recorded a Loss on early extinguishment of debt of $74 million. The remaining new fees and existing unamortized fees, discounts and fair value adjustments associated with the old debt of $125 million were capitalized and will be amortized as an increase to interest expense over the term of the related debt.
     2017 Notes and 2020 Notes
          Interest on the Notes is payable on June 15 and December 15 of each year, commencing on June 15, 2011. The Notes will mature on December 15, 2017 and 2020, respectively. Upon a change of control, we must offer to purchase the Notes at 101% of the principal amount, plus accrued and unpaid interest to the purchase date.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          The Notes are our senior unsecured obligations and rank equally with all of our existing and future unsecured senior indebtedness. The Notes are guaranteed, jointly and severally, on a senior unsecured basis, by all of our existing and future Canadian and U.S. restricted subsidiaries, certain of our existing foreign restricted subsidiaries and our other restricted subsidiaries that guarantee debt in the future under any credit facilities, provided that the borrower of such debt is a Canadian or a U.S. subsidiary (the “Guarantors”). The Notes and the guarantees effectively rank junior to our secured debt and the secured debt of the guarantors (including debt under our new senior secured credit facilities), to the extent of the value of the assets securing that debt.
          Prior to December 15, 2013 in the case of the 2017 Notes and prior to December 15, 2015 in the case of the 2020 Notes, the Company, at its option and from time to time, may redeem all or a portion of the Notes by paying a “make-whole” premium calculated under the Indenture. At any time on or after December 15, 2013 in the case of the 2017 Notes and on or after December 15, 2015 in the case of the 2020 Notes, the Company, at its option and from time to time, may redeem all or a portion of the applicable Notes. The redemption prices for the Notes are calculated based on a percentage of the principal amount of the Notes being redeemed, plus accrued and unpaid interest, if any, to the redemption date, and are dependent on the date on which the Notes are redeemed. These percentages range from between 100.000% and 106.281% in the case of the 2017 Notes and from between 100.000% and 104.375% in the case of the 2020 Notes. At any time prior to December 15, 2013, the Company may also redeem up to 35% of the original aggregate principal amount of each series of the Notes with the proceeds of certain equity offerings, at a redemption price equal to 108.375% of the principal amount of the Notes being redeemed (in the case of the 2017 Notes) and 108.75% of the principal amount of the Notes being redeemed (in the case of the 2020 Notes), plus, in each case, accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the applicable series of Notes issued remains outstanding after the redemption.
          The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company’s subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor’s Ratings Group, Inc., a division of the McGraw-Hill Companies, Inc. or Moody’s Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended.
     Registration Rights Agreements
          The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), but include registration rights. The Notes were sold to qualified institutional buyers pursuant to Rule 144A and, outside the United States, pursuant to Regulation S of the Securities Act.
          In connection with the issuance of the Notes, Novelis Inc. and the Guarantors entered into registration rights agreements, dated as of December 17, 2010, with the initial purchasers of the Notes (the “Registration Rights Agreements”), obligating us to:
•	use reasonable effort to file a registration statement with respect to an exchange offer within 180 days after the issue date of the Notes and cause the registration statement to be declared effective under the Securities Act within 365 days after the issue date of the Notes;
•	commence the exchange offer as soon as practicable after the effectiveness of the registration statement; and
•	keep the exchange offer open for not less than 30 days after the date notice of the exchange offer is mailed to the holders of the Notes.
If we fail to satisfy its obligations under the Registration Rights Agreements we may be required to pay additional interest on the Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
     New Senior Secured Credit Facilities
          Our new senior secured credit facilities consist of (1) the $1.5 billion six-year 2010 Term Loan Facility that may be increased in minimum amounts of $50 million per increase provided that the senior secured net leverage ratio shall not, on a proforma basis, exceed 2.5 to 1 and (2) the $800 million five-year New ABL Facility that may be increased by an additional $200 million. Scheduled principal amortization payments under the 2010 Term Loan Facility are $3.75 million per calendar quarter. Any unpaid principal will be due in full in December 2016. Borrowings under the 2010 ABL Facility are subject to certain limitations, generally based on 85% of the book value of eligible North American and certain eligible European accounts receivable; plus up to the lesser of (i) 75% of the net book value of all eligible North American and U.K. inventory or (ii) 85% of the appraised net orderly liquidation value of all eligible North American and U.K. inventory; minus such reserves as the agent bank may establish in good faith in accordance with such agent banks’ permitted discretion. Substantially all of our assets are pledged as collateral under the new senior secured credit facilities. The new senior secured credit facilities are guaranteed by substantially all of our restricted subsidiaries that guarantee the Notes. Generally, for both the 2010 Term Loan Facility and 2010 ABL Facility, interest rates reset periodically and interest is payable on a periodic basis depending on the type of loan. We may prepay borrowings under the new senior secured credit facilities, if certain minimum prepayment amounts and breakage costs are satisfied.
          The new senior secured credit facilities include various customary covenants and events of default, including limitations on our ability to 1) make certain restricted payments, 2) incur additional indebtedness, 3) sell certain assets, 4) enter into sale and leaseback transactions, 5) make investments, loans and advances, 6) pay dividends and distributions beyond certain amounts, 7) engage in mergers, amalgamations or consolidations, 8) engage in certain transactions with affiliates, and 9) prepay certain indebtedness. In addition, under the New ABL Facility, if (a) our excess availability under the New ABL Facility is less than the greater of (i) 12.5% of the lesser of (x) the total New ABL Facility commitment at any time and (y) the then applicable borrowing base and (ii) $90 million, at any time or (b) any event of default has occurred and is continuing, we are required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 until (1) such excess availability has subsequently been at least the greater of (i) 12.5% of the lesser of (x) the total New ABL Facility commitments at such time and (y) the then applicable borrowing base for 30 consecutive days and (ii) $90 million and (2) no default is outstanding during such 30 day period. As of December 31, 2010 our excess availability under the New ABL Facility was $573 million, or 72% of the lender commitments.
          Further, under the New Term Loan Facility we may not permit our total net leverage ratio as of the last day of our four consecutive quarters ending with any fiscal quarter to be greater than the ratio set forth below opposite the period in the table below during which the last day of such period occurs:

Total Net
Period	Leverage Ratio

March 30, 2011 through March 31, 2012	4.75 to 1.0
April 1, 2012 through March 31, 2013	4.50 to 1.0
April 1, 2013 through March 31, 2014	4.375 to 1.0
April 1, 2014 through March 31, 2015	4.25 to 1.0
April 1, 2015 and thereafter	4.0 to 1.0
          The new senior secured credit facilities also contains various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. As of December 31, 2010, we were compliant with these covenants.
     Short-Term Borrowings and Lines of Credit
          As of December 31, 2010, our short-term borrowings were $121 million consisting of bank overdrafts and borrowings under the 2010 ABL Facility. As of December 31, 2010, $28 million of the ABL Facility was utilized for letters of credit, and we had $573 million in remaining availability under this revolving credit facility. The weighted average interest rate on our total short-term borrowings was 2.74% and 1.71% as of December 31, 2010 and March 31, 2010, respectively.
          As of December 31, 2010, we had $121 million of outstanding letters of credit in Korea which are not related to the ABL Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
     Interest Rate Swaps
          We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited. The 2010 Term Loan Facility contains a floor feature of the higher of LIBOR or 150 basis points applied to a spread of 3.75%. As of December 31, 2010, this floor feature was in effect, changing our variable rate debt to fixed rate debt. As a result, we ceased hedge accounting for these swaps. As of March 31, 2010, we had $520 million of interest rate swaps, of which $510 million were designated as cash flow hedges. No interest rate swaps were designated as of December 31, 2010.
          We had a cross-currency interest rate swap in Korea to convert our $100 million variable rate bank loan to KRW 92 billion at a fixed rate of 5.44%. On October 25, 2010, at maturity, we repaid this $100 million loan. The swap expired concurrent with the maturity of the loan.
7.     SHARE-BASED COMPENSATION
          The board of directors has authorized three long term incentive plans as follows:
•	The Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) was authorized in June 2008. Under the 2009 LTIP, phantom stock appreciation rights (SARs) were granted to certain of our executive officers and key employees.
•	The Novelis Long-Term Incentive Plan FY 2010 — FY 2013 (2010 LTIP) was authorized in June 2009. Under the 2010 LTIP, SARs were granted to certain of our executive officers and key employees.
•	The Novelis Long-Term Incentive Plan FY 2011- FY 2014 (2011 LTIP) was authorized in May 2010. The 2011 LTIP provides for SARs and phantom restricted stock units (RSUs).
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
          Total compensation expense related to the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2012, 2013 and 2014 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs has been recorded for the three and nine months ended December 31, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

2009 LTIP	$1	$2	$4	$3
2010 LTIP	1	1	7	2
2011 LTIP	2	—	3	—

Total compensation expense	$4	$3	$14	$5

          The tables below show the RSUs activity under our 2011 LTIP and the SARs activity under our 2011 LTIP, 2010 LTIP and 2009 LTIP.

			Aggregate
		Grant Date Fair	Intrinsic
	Number of	Value	Value (USD
2011 LTIP	RSUs	(in Indian Rupees)	in millions)

RSUs outstanding as of March 31, 2010	—	—	$—
Granted	905,704	147.78	3
Forfeited/Cancelled	(7,140)	147.10

RSUs outstanding as of December 31, 2010	898,564	147.78	$5

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)

				Aggregate
			Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2011 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2010	—	—	—	$—
Granted	7,114,877	147.78
Forfeited/Cancelled	(56,088)	147.10

SARs outstanding as of December 31, 2010	7,058,789	147.78	6.40	$16

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2010 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2010	13,680,431	87.68	6.24	$29
Granted	32,278	125.33
Exercised	(1,965,238)	86.19
Forfeited/Cancelled	(635,894)	85.79

SARs outstanding as of December 31, 2010	11,111,577	88.45	5.48	$25

				Aggregate
			Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2009 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2010	11,371,399	60.50	5.25	$18
Exercised	(1,637,230)	60.50
Forfeited/Cancelled	(718,626)	60.50

SARs outstanding as of December 31, 2010	9,015,543	60.50	4.47	$14

          The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The fair value of each SAR under the 2011 LTIP, 2010 LTIP and 2009 LTIP was estimated as of December 31, 2010 using the following assumptions:

	2011 LTIP	2010 LTIP	2009 LTIP

Risk-free interest rate	7.54 — 7.83%	7.55 — 7.84%	7.17 — 7.44%
Dividend yield	0.55%	0.55%	0.55%
Volatility	48.39%	51.25%	52.91%
Time interval (in years)	0.004	0.004	0.004
          The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. As of December 31, 2010, 3,570,835 SARs were exercisable.
          Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $31 million which is expected to be realized over a weighted average period of 2.34 years. Unrecognized compensation expense related to the RSU’s is $4 million and will be recognized over the vesting period of three years.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Service cost	$9	$8	$27	$24
Interest cost	16	15	48	43
Expected return on assets	(14)	(10)	(42)	(30)
Amortization — losses	2	3	8	9

Net periodic benefit cost	$13	$16	$41	$46

	Other Benefits
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Service cost	$2	$2	$6	$5
Interest cost	2	2	6	8

Net periodic benefit cost	$4	$4	$12	$13

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Funded pension plans	$15	$10	$32	$22
Unfunded pension plans	3	3	9	11
Savings and defined contribution pension plans	4	4	13	11

Total contributions	$22	$17	$54	$44

          During the remainder of fiscal 2011, we expect to contribute an additional $8 million to our funded pension plans, $3 million to our unfunded pension plans and $5 million to our savings and defined contribution plans.
9.     CURRENCY (GAINS) LOSSES
          The following currency (gains) losses are included in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net gain on change in fair value of currency derivative instruments(A)	$(42)	$(15)	$(53)	$(66)
Net (gain) loss on remeasurement and transaction gains or losses(B)	11	(2)	10	(9)

Net currency gain	$(31)	$(17)	$(43)	$(75)

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expense, net.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          The following currency translation gains (losses) are included in Accumulated other comprehensive loss (AOCI), net of tax and Noncontrolling interests (in millions).

	Nine Months Ended	Year Ended
	December 31, 2010	March 31, 2010

Cumulative currency translation adjustment — beginning of period	$(3)	$(78)
Effect of changes in exchange rates	6	75

Cumulative currency translation adjustment — end of period	$3	$(3)

10.     FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
          We hold derivatives for risk management purposes and not for trading. We use derivatives to mitigate uncertainty and volatility caused by underlying exposures to aluminum prices, foreign exchange rates, interest rate, and energy prices.
          For derivatives designated as fair value hedges, we assess hedge effectiveness by formally evaluating the high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. The changes in the fair values of the underlying hedged items are reported in other current and noncurrent assets and liabilities in the consolidated balance sheet. Changes in the fair values of these derivatives and underlying hedged items generally offset and are recorded each period in revenue, consistent with the underlying hedged item.
          For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in OCI and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in (Gain) loss on change in fair value of derivative instruments.
          For all derivatives designated in hedging relationships, gains or losses representing hedge ineffectiveness or amounts excluded from effectiveness testing are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings.
          If no hedging relationship is designated, the gains or losses are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. We classify cash settlement amounts associated with these derivatives as part of investing activities in the condensed consolidated statements of cash flows.
          The gross fair values of our financial instruments and commodity contracts as of December 31, 2010 and March 31, 2010 are as follows (in millions):

	December 31, 2010
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Cash flow hedges
Currency exchange contracts	$4	$6	$—	$(1)	$9
Interest rate swaps	—	—	—	—	—
Electricity swap	—	—	(7)	(23)	(30)
Aluminum contracts	19	—	—	—	19
Fair value hedge
Aluminum contracts	6	—	—	—	6

Total derivatives designated as hedging instruments	29	6	(7)	(24)	4

Derivatives not designated as hedging instruments:
Aluminum contracts	94	4	(78)	—	20
Currency exchange contracts	45	10	(11)	(1)	43
Interest rate swaps	—	—	(5)	—	(5)
Energy contracts	—	—	(4)	—	(4)

Total derivatives not designated as hedging instruments	139	14	(98)	(1)	54

Total derivative fair value	$168	$20	$(105)	$(25)	$58

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)

	March 31, 2010
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Cash flow hedges
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
Aluminum
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
          We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. No derivative gains or losses were recognized in Revenue and no changes in the fair value of designated hedged items were recorded as of December 31, 2010. We had 26 kt of outstanding aluminum forward contracts designated as fair value hedges as of December 31, 2010. No aluminum forward contracts were designated as fair value hedges as of March 31, 2010.
          We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the LME price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed price. We had 132 kt of outstanding aluminum forward contracts designated as cash flow hedges as of December 31, 2010. No aluminum forward contracts were designated as cash flow hedges as of March 31, 2010.
          We have also entered into certain aluminum derivative contracts to minimize metal price risk that have not been identified and designated in hedging relationships. As of December 31, 2010 and March 31, 2010, we had 86 kt and 55 kt, respectively, of outstanding aluminum contracts not designated as hedges.
Energy
          We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of December 31, 2010, the outstanding portion of this swap includes a total of 1.5 million megawatt hours through 2017.
          We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of December 31, 2010 and March 31, 2010, we had 5.9 million MMBTUs and 4.2 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
          We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          Prior to the completion of the December 17, 2010 refinancing transactions (see footnote 6 — Debt), these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited. We ceased hedge accounting for these swaps and released all Accumulated Other Comprehensive Income (AOCI) into current period earnings. We had $510 million of outstanding interest rate swaps designated as cash flow hedges as of March 31, 2010. No interest rate swaps were designated as cash flow hedges as of December 31, 2010.
          We had $520 million and $10 million of outstanding interest rate swaps that were not designated in hedging relationships as of December 31, 2010 and March 31, 2010, respectively.
Foreign Currency
          We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
          We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures, generally not exceeding five years. We had $213 million of outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2010. No foreign currency contracts were designated as cash flow hedges as of March 31, 2010.
          We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. In May 2010, we terminated all such hedges. Prior to termination, we recognized a gain of $18 million in OCI for the nine months ended December 31, 2010. A realized net loss of $3 million remains in AOCI. We recognized losses of $2 million and $19 million in OCI for the three and nine months ended December 31, 2009, respectively.
          As of December 31, 2010 and March 31, 2010, we had outstanding currency exchange contracts with a total notional amount of $1.8 billion and $1.4 billion, respectively, which were not designated as hedges.
Other
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
          During the next twelve months, we expect to reclassify $28 million in effective net losses from our cash flow hedges from AOCI into Net income (loss). The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in earnings (in millions).

	Three Months		Nine Months
	Ended		Ended
	December 31,		December 31,
	2010	2009	2010	2009

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(12)	$26	$5	$123
Currency exchange contracts	38	15	49	66
Interest Rate swaps	(5)	—	(5)	—
Energy contracts	(1)	(2)	(5)	(2)

Gain (loss) recognized	20	39	44	187
Derivative Instruments Designated as Hedges
Cash flow hedges
Aluminum contracts	4	—	4	—
Currency exchange contracts	4	—	4	—
Electricity swap	2	1	6	5

Gain recognized	10	1	14	5

Gain on change in fair value of derivative instruments, net	$30	$40	$58	$192

          The following table summarizes realized and unrealized gains (losses) associated with the change in fair value of derivative instruments recognized in earnings.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Realized gains (losses) included in segment income	$17	$(22)	$91	$(424)
Realized gain on other derivatives not in segment income	4	—	4	1
Unrealized gains (losses)	9	62	(37)	615

Gain on change in fair value of derivative instruments, net	$30	$40	$58	$192

          The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

										Amount of Gain or (Loss)
										Recognized in
	Amount of Gain or (Loss)					Amount of Gain or (Loss)				Income/(Expense) on
	Recognized in OCI on					Reclassified from				Derivative (Ineffective Portion
	Derivative					AOCI into Income/(Expense)				and Amount Excluded from
	(Effective Portion)					(Effective Portion)				Effectiveness Testing)
	Three Months		Nine Months		Location of Gain or (Loss)	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Reclassified from	Ended		Ended		Ended		Ended
Derivatives in Cash Flow	December 31,		December 31,		Accumulated OCI into Earnings	December 31,		December 31,		December 31,		December 31,
Hedging Relationships	2010	2009	2010	2009	(Effective Portion)	2010	2009	2010	2009	2010	2009	2010	2009

Electricity swap	$2	$—	$10	$(3)	(Gain) loss on derivative instruments, net	$2	$1	$5	$3	$—	$—	$—	$2
Aluminum contracts	15	—	15	—	Cost of goods sold	—	—	—	—	4	—	4	—
Interest rate swaps	2	4	1	5	Interest expense and amortization of debt issuance costs(A)	(5)	—	(5)	—	(5)	—	(5)	—
Currency exchange contracts	—	—	6	—	Depreciation and amortization	—	—	—	—	4	—	4	—

Total	$19	$4	$32	$2		$(3)	$1	$—	$3	$3	$—	$3	$2

(A)	All AOCI related to interest rate swaps was released upon refinancing and de-designation. Gains or losses are released through (Gain) loss on derivative instruments, net.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
11.      FAIR VALUE MEASUREMENTS
          We record certain assets and liabilities, primarily derivative instruments and the hedged item in a fair value hedge relationship, on our condensed consolidated balance sheets at fair value. We also disclose the fair values of certain financial instruments, including debt and loans receivable, which are not recorded at fair value. Our objective in measuring fair value is to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads and nonperformance risk, including our own nonperformance risk, in measuring fair value. We use observable market inputs wherever possible. To the extent that observable market inputs are not available, our fair value measurements will reflect the assumptions we use. We grade the level of our fair value measures according to a three-tier hierarchy:
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
          As of December 31, 2010 and March 31, 2010, we did not have any Level 1 derivative contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          The following tables present our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (in millions).

	December 31, 2010		March 31, 2010
	Assets	Liabilities	Assets	Liabilities

Level 2
Aluminum contracts	$120	$(75)	$151	$(76)
Currency exchange contracts	65	(13)	49	(32)
Energy contracts	—	(4)	—	(6)
Interest rate swaps	—	(5)	—	(7)

Total Level 2 Instruments	185	(97)	200	(121)

Level 3
Aluminum contracts	3	(3)	4	(4)
Electricity swap	—	(30)	—	(35)

Total Level 3 Instruments	3	(33)	4	(39)

Total	$188	$(130)	$204	$(160)

          We recognized unrealized losses of $1 million during the nine months ended December 31, 2010 related to Level 3 financial instruments that were still held as of December 31, 2010. These unrealized losses are included in (Gain) loss on change in fair value of derivative instruments, net.
          The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)

Balance as of March 31, 2010	$(35)
Net realized/unrealized (losses) included in earnings(B)	5
Net realized/unrealized (losses) included in Other comprehensive income (loss)(C)	5
Net purchases, issuances and settlements	(5)
Net transfers from Level 3 to Level 2	—

Balance as of December 31, 2010	$(30)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.
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

	December 31, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Long-term receivables from related parties	$19	$19	$21	$21
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,081	$4,132	$2,596	$2,432

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
12.      OTHER (INCOME) EXPENSE, NET
          Other (income) expense, net is comprised of the following (in millions).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net (gain) loss on currency remeasurement and transaction gains or losses	$11	$(2)	$10	$(9)
Gain on the reversal of accrued legal claims	—	(3)	—	(3)
(Gain) loss on sale of assets, net	2	1	(11)	—
Gain on tax litigation settlement in Brazil	—	—	—	(6)
Other, net	3	2	6	(3)

Other (income) expense, net	$16	$(2)	$5	$(21)

13.      INCOME TAXES
          A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$3	$121	$212	$715

Canadian statutory tax rate	29%	30%	29%	30%

Provision at the Canadian statutory rate	1	37	62	215
Increase (decrease) for taxes on income resulting from:
Exchange translation items	—	(2)	—	18
Exchange remeasurement of deferred income taxes	4	5	15	41
Change in valuation allowances	15	3	30	6
Expense (income) items not subject to tax	2	(2)	4	(6)
Tax rate differences on foreign earnings	9	2	(5)	(7)
Uncertain tax positions, net	1	6	(2)	(19)
Other — net	1	(1)	—	(1)

Income tax provision	$33	$48	$104	$247

Effective tax rate	1,100%	40%	49%	35%

          As of December 31, 2010, we had a net deferred tax liability of $524 million. This amount includes gross deferred tax assets of approximately $689 million and a valuation allowance of $258 million. This valuation allowance is recorded in various jurisdictions, and it is reasonably possible that our estimates of future taxable income may change within the next 12 month, resulting in a change to the valuation allowance.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
     Legal Proceedings
          Coca-Cola Lawsuit. On July 8, 2010, a Georgia state court granted Novelis Corporation’s motion for summary judgment, effectively dismissing a lawsuit brought by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) against Novelis Corporation. In the lawsuit, which was filed on February 15, 2007, CCBSS alleged that Novelis Corporation breached the “most favored nations” provision regarding certain pricing matters under an aluminum can stock supply agreement between the parties, and sought monetary damages and other relief. On August 6, 2010, CCBSS filed a notice of appeal with the court, and on August 20, 2010, we filed a cross notice of appeal. We and CCBSS have each filed appellate briefs in the case, and on February 9, 2011, the appellate court will hear oral arguments on the briefs. We expect a ruling from the appellate court within six months after oral arguments are heard. We have concluded that a loss from the litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe there is a reasonable possibility of a loss from the lawsuit.
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
          We have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of December 31, 2010 will be approximately $55 million. Of this amount, $28 million is included in Other long-term liabilities, with the remaining $27 million included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of December 31, 2010. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
     Brazil Tax Matters
          Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of December 31, 2010 and March 31, 2010, we had cash deposits aggregating approximately $52 million and $45 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying condensed consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $6 million to $136 million as of December 31, 2010. In total, these reserves approximate $159 million and $149 million as of December 31, 2010 and March 31, 2010, respectively, and are included in Other long-term liabilities in our accompanying condensed consolidated balance sheets.
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
          The following table discloses information about our obligations under guarantees of indebtedness related to our wholly-owned subsidiaries as of December 31, 2010 (in millions).

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$142	$40
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
          The tables below show selected segment financial information (in millions).
Selected Segment Financial Information

	North			South	Corporate
Total Assets	America	Europe	Asia	America	and Other	Eliminations	Total

December 31, 2010	$2,599	$2,897	$926	$1,394	$140	$(208)	$7,748
March 31, 2010	$2,726	$2,870	$965	$1,344	$49	$(192)	$7,762

Selected Operating Results	North			South	Corporate
Three Months Ended December 31, 2010	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$939	$835	$470	$321	$—	$(5)	$2,560
Depreciation and amortization	41	36	14	20	1	(12)	100
Capital expenditures	15	25	9	25	(2)	(11)	61

Selected Operating Results	North			South	Corporate
Three Months Ended December 31, 2009	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$786	$725	$390	$235	$—	$(24)	$2,112
Depreciation and amortization	41	23	12	14	1	2	93
Capital expenditures	12	20	5	3	—	(12)	28

Selected Operating Results	North			South	Corporate
Nine Months Ended December 31, 2010	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$2,863	$2,551	$1,340	$876	$—	$(13)	$7,617
Depreciation and amortization	124	105	43	66	5	(36)	307
Capital expenditures	32	43	22	46	11	(22)	132

Selected Operating Results	North			South	Corporate
Nine Months Ended December 31, 2009	America	Europe	Asia	America	and Other	Eliminations	Total

Net sales	$2,375	$2,125	$1,098	$691	$—	$(36)	$6,253
Depreciation and amortization	121	117	35	47	3	(38)	285
Capital expenditures	25	42	10	15	—	(18)	74

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          The following table shows the reconciliation from income from reportable segments to Net income attributable to our common shareholder (in millions).

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

North America	$106	$99	$323	$231
Europe	56	60	246	153
Asia	62	39	173	125
South America	40	26	127	73
Corporate and other(A)	(26)	(25)	(78)	(60)
Depreciation and amortization	(100)	(93)	(307)	(285)
Interest expense and amortization of debt issuance costs	(46)	(44)	(125)	(131)
Interest income	4	2	10	8
Unrealized gains (losses) on change in fair value of derivative instruments, net	9	62	(37)	615
Realized gains on derivative instruments not included in segment income (B)	4	—	4	1
Adjustment to eliminate proportional consolidation(C)	(11)	2	(32)	(31)
Loss on early extinguishment of debt	(74)	—	(74)	—
Restructuring charges, net	(20)	(1)	(35)	(7)
Other income, net	(6)	2	6	11

Income before income taxes	(2)	129	201	703
Income tax provision	33	48	104	247

Net income (loss)	(35)	81	97	456
Net income attributable to noncontrolling interests	11	13	31	50

Net income (loss) attributable to our common shareholder	$(46)	$68	$66	$406

(A)	Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions.

(B)	Realized gains on derivative instruments not included in segment income represents realized gains on foreign currency derivatives related to capital expenditures for our previously announced expansion in South America.

(C)	The financial information for our segments includes the segment income of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under US GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables above to the relevant US GAAP-based measures, we must include our proportion of the remaining income statement items that are not included in segment income above. See Note 5 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.
Information about Major Customers and Primary Supplier
          The table below shows our net sales to Rexam Plc (Rexam) and Anheuser-Busch InBev (Anheuser-Busch), our two largest customers, as a percentage of total Net sales.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Rexam	16%	16%	16%	17%
Anheuser-Busch	13%	10%	13%	11%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Purchases from Rio Tinto Alcan as a percentage of total	33%	38%	33%	41%
16.      SUPPLEMENTAL INFORMATION
          Accumulated other comprehensive loss consists of the following (in millions and net of tax).

	December 31,	March 31,
	2010	2010

Currency translation adjustment	$(3)	$(8)
Fair value of effective portion of cash flow hedges	(6)	(27)
Pension and other benefits	(79)	(68)

Accumulated other comprehensive loss	$(88)	$(103)

          Supplemental cash flow information (in millions).

	Nine Months Ended
	December 31,
	2010	2009

Interest paid	$112	$92
Income taxes paid, net	$83	$24
17.      SUPPLEMENTAL GUARANTOR INFORMATION
          In connection with the issuance of our 7.25% Notes, 2017 Notes and 2020 Notes, certain of our wholly-owned subsidiaries, which are 100% owned within the meaning of Rule 3-10(h)(1) of Regulation S-X, provided guarantees. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S., the U.K., Brazil, Portugal, Luxembourg and Switzerland, as well as certain businesses in Germany and France. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Notes.
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$254	$2,043	$751	$(488)	$2,560

Cost of goods sold (exclusive of depreciation and amortization)	246	1,794	680	(488)	2,232
Selling, general and administrative expenses	2	75	17	—	94
Depreciation and amortization	1	76	23	—	100
Research and development expenses	6	2	1	—	9
Interest expense and amortization of debt issuance costs	38	22	1	(15)	46
Interest income	(15)	(4)	—	15	(4)
Gain on change in fair value of derivative instruments, net	(3)	(23)	(4)	—	(30)
Loss on early debt extinguishment	33	41	—	—	74
Restructuring charges, net	—	19	1	—	20
Equity in net (income) loss of non-consolidated affiliates	(22)	5	—	22	5
Other income, net	(8)	28	(4)	—	16

	278	2,035	715	(466)	2,562

Income (loss) before income taxes	(24)	8	36	(22)	(2)
Income tax provision	22	4	7	—	33

Net income (loss)	(46)	4	29	(22)	(35)
Net income attributable to noncontrolling interests	—	—	11	—	11

Net income (loss) attributable to our common shareholder	$(46)	$4	$18	$(22)	$(46)

	Three Months Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$212	$1,659	$623	$(382)	$2,112

Cost of goods sold (exclusive of depreciation and amortization)	191	1,438	548	(382)	1,795
Selling, general and administrative expenses	16	61	15	—	92
Depreciation and amortization	—	71	22	—	93
Research and development expenses	6	3	1	—	10
Interest expense and amortization of debt issuance costs	29	30	2	(17)	44
Interest income	(15)	(3)	(1)	17	(2)
Gain on change in fair value of derivative instruments, net	(2)	(35)	(3)	—	(40)
Restructuring charges, net	—	1	—	—	1
Equity in net (income) loss of non-consolidated affiliates	(75)	(8)	—	75	(8)
Other (income) expense, net	(9)	12	(5)	—	(2)

	141	1,570	579	(307)	1,983

Income before income taxes	71	89	44	(75)	129
Income tax provision (benefit)	3	39	6	—	48

Net income	68	50	38	(75)	81
Net income attributable to noncontrolling interests	—	—	13	—	13

Net income attributable to our common shareholder	$68	$50	$25	$(75)	$68

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Nine Months Ended December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$775	$6,142	$2,198	$(1,498)	$7,617

Cost of goods sold (exclusive of depreciation and amortization)	738	5,407	1,981	(1,498)	6,628
Selling, general and administrative expenses	22	204	46	—	272
Depreciation and amortization	4	233	70	—	307
Research and development expenses	19	7	1	—	27
Interest expense and amortization of debt issuance costs	96	70	3	(44)	125
Interest income	(44)	(9)	(1)	44	(10)
Gain on change in fair value of derivative instruments, net	(2)	(56)	—	—	(58)
Loss on early debt extinguishment	33	41	—	—	74
Restructuring charges, net	5	28	2	—	35
Equity in net (income) loss of non-consolidated affiliates	(166)	11	—	166	11
Other (income) expense, net	(16)	28	(7)	—	5

	689	5,964	2,095	(1,332)	7,416

Income before income taxes	86	178	103	(166)	201
Income tax provision	20	65	19	—	104

Net income	66	113	84	(166)	97
Net income attributable to noncontrolling interests	—	—	31	—	31

Net income attributable to our common shareholder	$66	$113	$53	$(166)	$66

	Nine Months Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$598	$4,936	$1,780	$(1,061)	$6,253

Cost of goods sold (exclusive of depreciation and amortization)	540	4,070	1,517	(1,061)	5,066
Selling, general and administrative expenses	35	166	42	—	243
Depreciation and amortization	2	216	67	—	285
Research and development expenses	17	8	2	—	27
Interest expense and amortization of debt issuance costs	84	89	7	(49)	131
Interest income	(47)	(8)	(2)	49	(8)
Gain on change in fair value of derivative instruments, net	(5)	(167)	(20)	—	(192)
Restructuring charges, net	—	5	2	—	7
Equity in net (income) loss of non-consolidated affiliates	(380)	12	—	380	12
Other (income) expense, net	(24)	36	(33)	—	(21)

	222	4,427	1,582	(681)	5,550

Income before income taxes	376	509	198	(380)	703
Income tax provision (benefit)	(30)	243	34	—	247

Net income	406	266	164	(380)	456
Net income attributable to noncontrolling interests	—	—	50	—	50

Net income attributable to our common shareholder	$406	$266	$114	$(380)	$406

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$34	$206	$57	$—	$297
Accounts receivable, net of allowances
— third parties	25	734	421	—	1,180
— related parties	662	229	60	(935)	16
Inventories	54	914	333	—	1,301
Prepaid expenses and other current assets	3	36	8	—	47
Fair value of derivative instruments	7	147	23	(9)	168
Deferred income tax assets	—	16	1	—	17

Total current assets	785	2,282	903	(944)	3,026
Property, plant and equipment, net	136	1,864	490	—	2,490
Goodwill	—	600	11	—	611
Intangible assets, net	9	700	(2)	—	707
Investments in and advances to non-consolidated affiliates	2,773	683	—	(2,773)	683
Fair value of derivative instruments, net of current portion	2	18	2	(2)	20
Deferred income tax assets	1	(2)	15	—	14
Other long-term assets	1,032	195	67	(1,097)	197

Total assets	$4,738	$6,340	$1,486	$(4,816)	$7,748

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$15	$6	$—	$—	$21
Short-term borrowings
— third parties	99	—	22	—	121
— related parties	5	409	18	(432)	—
Accounts payable
— third parties	71	588	445	—	1,104
— related parties	61	352	133	(501)	45
Fair value of derivative instruments	5	98	11	(9)	105
Accrued expenses and other current liabilities	56	286	100	(1)	441
Deferred income tax liabilities	—	35	1	—	36

Total current liabilities	312	1,774	730	(943)	1,873
Long-term debt, net of current portion
— third parties	4,017	43	—	—	4,060
— related parties	101	916	80	(1,097)	—
Deferred income tax liabilities	—	509	10	—	519
Accrued postretirement benefits	36	342	139	—	517
Other long-term liabilities	22	334	4	(3)	357

Total liabilities	4,488	3,918	963	(2,043)	7,326

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,830	—	—	—	1,830
Retained earnings/(accumulated deficit)/owner’s net investment	(1,492)	2,529	402	(2,931)	(1,492)
Accumulated other comprehensive income (loss)	(88)	(107)	(51)	158	(88)

Total Novelis shareholder’s equity	250	2,422	351	(2,773)	250
Noncontrolling interests	—	—	172	—	172

Total equity	250	2,422	523	(2,773)	422

Total liabilities and shareholder’s equity	$4,738	$6,340	$1,486	$(4,816)	$7,748

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended December 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(673)	$839	$52	$—	$218

INVESTING ACTIVITIES
Capital expenditures	(15)	(86)	(31)	—	(132)
Proceeds from sales of assets
— third parties	—	17	1	—	18
— related parties	—	10	—	—	10
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Proceeds from loans receivable, net — related parties	—	8	—	—	8
Net proceeds from settlement of derivative instruments	(4)	67	18	—	81

Net cash provided by (used in) investing activities	(19)	17	(12)	—	(14)

FINANCING ACTIVITIES
Proceeds from issuance of debt, third parties	3,985	—	—	—	3,985
Principal payments, third parties	(1,527)	(859)	(100)	—	(2,486)
Related parties borrowings, net	57	52	(23)	(86)	—
Short-term borrowings, net
— third parties	99	(58)	8	—	49
— related parties	(36)	(48)	(2)	86	—
Return of capital	(1,700)	—	—	—	(1,700)
Dividends — noncontrolling interests	—	—	(18)	—	(18)
Debt issuance costs	(174)	—	—	—	(174)

Net cash provided by (used in) financing activities	704	(913)	(135)	—	(344)

Net increase (decrease) in cash and cash equivalents	12	(57)	(95)	—	(140)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(3)	3	—	—
Cash and cash equivalents — beginning of period	22	266	149	—	437

Cash and cash equivalents — end of period	$34	$206	$57	$—	$297

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended December 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$9	$449	$172	$—	$630

INVESTING ACTIVITIES
Capital expenditures	(3)	(52)	(19)	—	(74)
Proceeds from sales of assets	—	—	4	—	4
Changes to investment in and advances to non-consolidated affiliates	—	3	—	—	3
Proceeds from loans receivable, net — related parties	—	15	—	—	15
Net proceeds from settlement of derivative instruments	(2)	(327)	(103)	—	(432)

Net cash provided by (used in) investing activities	(5)	(361)	(118)	—	(484)

FINANCING ACTIVITIES
Proceeds from issuance of debt, third parties	177	—	—	—	177
Principal payments, third parties	(2)	(10)	(8)	—	(20)
Related parties borrowings, net	(161)	(51)	(13)	134	(91)
Short-term borrowings, net
— third parties	—	(188)	(23)	—	(211)
— related parties	6	132	(4)	(134)	—
Debt issuance costs	(1)	—	—	—	(1)
Dividends — noncontrolling interests	—	—	(13)	—	(13)

Net cash provided by (used in) financing activities	19	(117)	(61)	—	(159)

Net increase (decrease) in cash and cash equivalents	23	(29)	(7)	—	(13)
Effect of exchange rate changes on cash balances held in foreign currencies	—	5	12	—	17
Cash and cash equivalents — beginning of period	3	175	70	—	248

Cash and cash equivalents — end of period	$26	$151	$75	$—	$252

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW AND REFERENCES
        Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of December 31, 2010, we had operations on four continents: North America; South America; Asia and Europe, through 31 operating plants, one research facility and several market-focused innovation centers in 11 countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.
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
HIGHLIGHTS
        Significant factors that impacted our business for each of the three and nine months ended December 31, 2010 and 2009 are presented briefly below. Each is discussed in further detail throughout the Management’s Discussion and Analysis and Segment Review.
•	Net sales for the three months ended December 31, 2010 were $2.6 billion, an increase of 24% compared to the $2.1 billion reported in the same period a year ago. Shipments of flat rolled products totaled 715 kt for the third quarter of fiscal 2011, an increase of 10% compared to shipments of 649 kt in the third quarter of the previous year, driven by strong end-market demand across all our regions. Additionally, average London Metal Exchange (LME) aluminum prices for the period increased 17% compared to the same period of the previous year.

•	Operating cash flow was strong and we ended the period with $848 million of liquidity and $297 million of cash on hand at December 31, 2010. We completed refinancing transactions to raise $4.8 billion in debt funding and returned $1.7 billion of capital to our shareholder.

•	We reported net sales of $7.6 billion for the nine months ended December 31, 2010, which is an increase of 22% as compared to the same period last year when we reported net sales of $6.3 billion. Shipments of flat rolled products totaled 2,198 kt for the nine months ended December 31, 2010, an increase of 10% as compared to shipments of 1,992 kt for the nine months ended December 31, 2009. Additionally, average LME aluminum prices rose 23% as compared to the same period of the previous year.
BUSINESS AND INDUSTRY CLIMATE
          We have experienced strong end customer demand across our regions and product categories during the three months ended December 31, 2010. Historically, the third quarter is a seasonally slow quarter in North America and Europe for our business, however, the seasonality effect has been tempered by strong customer demand during the period. During the fourth quarter of fiscal 2010, we began to see recovery in all our regions from the economic slowdown of the prior years. Strong demand has continued in the third quarter of fiscal 2011 in all our end-markets and we are operating at or near capacity in all our regions.
     Key Sales and Shipment Trends

	Three Months Ended				Three Months Ended
	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2010	2010	2010	2010
	(In millions, excepts shipments which are in kt)

Net sales	$1,960	$2,181	$2,112	$2,420	$2,533	$2,524	$2,560
Percentage increase (decrease) in net sales versus comparable previous year period	(37)%	(26)%	(3)%	25%	29%	16%	21%
Rolled product shipments:
North America	254	258	243	274	278	285	262
Europe	185	203	188	227	232	227	208
Asia	130	139	134	129	146	134	148
South America	81	93	84	86	90	91	97

Total	650	693	649	716	746	737	715

Beverage and food cans	396	407	371	406	425	429	424
All other rolled products	254	286	278	310	321	308	291

Total	650	693	649	716	746	737	715

Percentage increase (decrease) in rolled products shipments versus comparable previous year period:
North America	(11)%	(12)%	—%	11%	9%	10%	8%
Europe	(32)%	(20)%	(5)%	21%	25%	12%	11%
Asia	(2)%	14%	26%	50%	12%	(4)%	10%
South America	(7)%	7%	(3)%	1%	11%	(3)%	15%

Total	(16)%	(8)%	3%	18%	15%	6%	10%

Beverage and food cans	(5)%	(2)%	2%	12%	7%	5%	14%
All other rolled products	(29)%	(16)%	3%	27%	6%	8%	5%

Total	(16)%	(8)%	3%	18%	15%	6%	10%

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
     LME
          The average and closing prices based upon the LME for aluminum for the three and nine months ended December 31, 2010 and 2009 are as follows:

	Three Months			Nine Months
	Ended			Ended
	December 31,		Percent	December 31,		Percent
	2010	2009	Change	2010	2009	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,314	$1,852	25%	$2,288	$1,366	67%
Average cash price during the period	$2,343	$2,003	17%	$2,176	$1,767	23%
Closing cash price as of end of period	$2,461	$2,208	11%	$2,461	$2,208	11%
          Aluminum prices remained fairly stable during the third quarter, fluctuating within a band of $200 per metric tonne, and were higher than last year. Fluctuations in metal prices resulted in an $8 million loss and a $9 million of gain on change in fair value of metal derivatives during the three and nine months ended December 31, 2010, respectively.
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
          Additionally, we sell short-term LME futures contracts to reduce our exposure to fluctuating LME prices during the period of time for which we physically hold the inventory and to manage the metal price lag associated with inventory cost. The majority of our metal purchases are based on average prices for a period of time prior to the period at which we order the metal. Additionally, there is a period of time between when we place an order for metal, when we receive it and when we ship finished products to our customers. These forward metal sales directly hedge the economic risk of future metal price fluctuations on our inventory.
          We settle derivative contracts in advance of billing and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days.
     Metal Price Ceilings
          Since the spin-off from Alcan Inc. in 2005, we had contracts which contained a ceiling over which metal prices could not be contractually passed through to certain customers. The last of these contracts expired on December 31, 2009. LME prices remained below the ceiling price for the first five months of fiscal 2010. However, due to increases in LME prices beginning in September 2009, we were unable to pass through $6 million and $10 million of metal purchase costs associated with sales under this contract for the three and nine months ended December 31, 2009, respectively. We also held derivatives to hedge our exposure to metal price movements related to these contracts which resulted in gains of $1 million and $25 million for the three and nine months ended December 31, 2009, respectively.

          In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts with metal price ceilings at fair value. These reserves were accreted into net sales over the term of the underlying contracts. This accretion had no impact on cash flow. For the three and nine months ended December 31, 2009, we recorded accretion of $45 million and $152 million, respectively. With the expiration of the last contract with a price ceiling, the balance of the reserve was zero at December 31, 2009, so there was no accretion in the three and nine months ended December 31, 2010.
     Foreign Exchange
          We operate a global business and conduct business in various currencies around the world. Fluctuations in foreign exchange rates impact our operating results. We recognize foreign exchange gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following tables present the exchange rates as of the beginning and end of each period as well as the average month end exchange rates for the three and nine months ended December 31, 2010 and 2009:

	Exchange Rate as of		Average Exchange Rate
	December 31,	March 31,	Three Months Ended	Nine Months Ended
	2010	2010	December 31, 2010	December 31, 2010

U.S. dollar per Euro	1.324	1.353	1.338	1.304
Brazilian real per U.S. dollar	1.664	1.784	1.696	1.739
South Korean won per U.S. dollar	1,139	1,131	1,141	1,163
Canadian dollar per U.S. dollar	0.999	1.014	1.014	1.033

	Exchange Rate as of		Average Exchange Rate
	December 31,	March 31,	Three Months Ended	Nine Months Ended
	2009	2009	December 31, 2009	December 31, 2009

U.S. dollar per Euro	1.435	1.328	1.470	1.429
Brazilian real per U.S. dollar	1.743	2.301	1.774	1.874
South Korean won per U.S. dollar	1,168	1,377	1,179	1,235
Canadian dollar per U.S. dollar	1.048	1.258	1.060	1.098
          During the third quarter of fiscal 2011, the U.S. dollar strengthened against the Euro, was relatively flat against the Korean won and weakened against the Brazilian real and Canadian dollar. In Europe, this resulted in foreign exchange losses, while Asia and North America were relatively flat. In Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices, but operating costs are primarily paid in local currency, the weakening of the dollar against the real resulted in foreign exchange losses.
          We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures. Additionally, until May 2010, we used foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009
          We experienced strong demand across all our regions over the quarter ended December 31, 2010, and are operating at or near capacity in all regions. Net sales for the three months ended December 31, 2010 increased $448 million, or 21%, as compared to the three months ended December 31, 2009 primarily as a result of increases in LME prices and volumes. The prior year sales amount includes $45 million of non-cash accretion on can price ceiling contracts which did not benefit the current year.
          Cost of goods sold (exclusive of depreciation and amortization) for the three months ended December 31, 2010 increased $437 million, or 24%, as compared to the three months ended December 31, 2009 which reflects the higher LME prices and increased volume. Increased input cost pressures were partially offset by our prior sustained cost cutting measures.

          Additionally, we had $21 million of gains on realized derivatives during the three months ended December 31, 2010 as compared to $22 million of losses on realized derivatives during the same period of the prior year. These amounts are reported in Gain in change in fair value of derivative instruments, net and offset negative year-over-year impacts of changes in metal prices, foreign currency exchange rates and other input costs on Net sales and Cost of goods sold (exclusive of depreciation and amortization).
          Loss before income taxes for the three months ended December 31, 2010 was $2 million, a decrease of $131 million, or 102%, compared to the $129 million Income before income taxes reported in the same period a year ago. The positive effects from operations discussed above were more than offset by the following items:
•	$9 million of gains on unrealized derivatives for the three months ended December 31, 2010 compared to $62 million of gains for the three months ended December 31, 2009

•	$74 million of loss on early extinguishment of debt related to the refinancing of our Term Loan facility, our 7.25% Notes and our 11.5% Notes during the three months ended December 31, 2010

•	$20 million of net restructuring charges for the three months ended December 31, 2010 primarily as a result of the announced shutdowns of our Bridgnorth, UK and Aratu, Brazil facilities, as compared to $1 million of restructuring charges for the same period in the prior year

•	foreign exchange losses of $11 million as compared to gains of $2 million in the third quarter of fiscal 2010.
          We reported Net loss attributable to our common shareholder of $46 million for the third quarter of fiscal 2011 as compared to net income of $68 million for the third quarter of fiscal 2010, primarily as a result of the Loss on early extinguishment of debt and Restructuring charges, net discussed above. We also recorded an income tax provision of $33 million in the three months ended December 31, 2010, as compared to a $48 million income tax provision in the same period of the prior year.
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

Selected Operating Results	North			South
Three Months Ended December 31, 2010	America	Europe	Asia	America	Eliminations	Total

Net sales	$939	$835	$470	$321	$(5)	$2,560
Shipments (kt)
Rolled products	262	208	148	97	—	715
Ingot products	5	17	—	14	—	36

Total shipments	267	225	148	111	—	751

Selected Operating Results	North			South
Three Months Ended December 31, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$786	$725	$390	$235	$(24)	$2,112
Shipments (kt)
Rolled products	243	188	134	84	—	649
Ingot products	11	16	—	7	—	34

Total shipments	254	204	134	91	—	683

          The following table reconciles changes in Segment income for the three months ended December 31, 2009 to three months ended December 31, 2010 (in millions). Variances include the related realized derivative gain or loss.

	North			South
Changes in Segment income	America	Europe	Asia	America

Segment income — three months ended December 31, 2009	$99	$60	$39	$26
Volume	12	5	5	8
Conversion premium and product mix	—	3	8	14
Conversion costs(A)	19	2	(7)	(1)
Metal price lag	(2)	(3)	(2)	5
Foreign exchange	(2)	(9)	22	(12)
Primary metal production	—	—	—	(3)
Other changes(B)	(20)	(2)	(3)	3

Segment income — three months ended December 31, 2010	$106	$56	$62	$40

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other metal costs. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.
     North America
          As of December 31, 2010, our North American operations manufactured aluminum sheet and light gauge products through 11 plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications.
          Our North American operations experienced strong demand across all sectors with increased volumes in can, automotive and other industrial products as compared to the same period in the prior year. Shipments in the third quarter of fiscal 2011 increased as compared to a year ago, as the region operated at or near capacity during the third quarter of fiscal 2011. As compared to the second quarter of fiscal 2011, shipments were down, but not as much as was expected based on our normal seasonality because of the strong end customer demand. Net sales for the third quarter of fiscal 2011 were up $153 million, or 19%, as compared to the third quarter of fiscal 2010 reflecting the strong demand previously mentioned as well as higher LME prices. This increase is despite the fact that net sales for the third quarter of fiscal 2010 included $45 million of accretion on can price ceiling contracts offset by $20 million of derivatives related to those contracts.
          Segment income for the third quarter of fiscal 2011 was $106 million, up $7 million as compared to the prior year period. This increase was driven primarily by the items discussed above. Additionally, we experienced favorable conversion cost performance as a result of lower repairs and maintenance expense this quarter as compared to the same quarter last year, and an improvement in the cost differential of utilizing used beverage cans (UBC) as compared to primary aluminum.
     Europe
          As of December 31, 2010, our European segment provided European markets with value-added sheet and light gauge products through 12 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.
          Our European operations have experienced strong demand across most sectors with the can sector providing particularly strong results and the premium car market remaining firm. Flat rolled product shipments and net sales are up 11% and 15%, respectively, as compared to the third quarter of fiscal 2010. As compared to the second quarter of fiscal 2011, our normal seasonality was partially offset by strong demand in the majority of our sectors.

          Segment income for the third quarter of fiscal 2011 was $56 million, down $4 million compared to the same period of the prior year. Volumes discussed above, combined with stable conversion premiums were offset by pressures on operating costs, shrinkage of inventory and negative foreign currency impacts associated with the weakening of the Euro against the US dollar and the Swiss franc for the three months ended December 31, 2010 as compared to the same period in the prior year.
     Asia
          As of December 31, 2010, Asia operated three manufacturing facilities with production balanced between foil, construction and industrial, and beverage and food can end-use applications.
          In the third quarter of fiscal 2011, the Asian markets experienced strong demand for all product categories. Flat rolled product shipments are up 10% as compared to the prior year period. Net sales increased $80 million for the three months ended December 31, 2010 as compared to the same period in the prior year primarily as a result of higher LME prices and the increased volume.
          Segment income for the third quarter of fiscal 2011 was $63 million, up $24 million as compared to the prior year period due primarily to relatively stable US dollar to Korean won exchange rates during the three months ended December 31, 2010 as compared to the negative effects the changes in exchange rates during the three months ended December 31, 2009 when the Korean won strengthened against the US dollar. Increases in conversion premiums were offset by additional repair and maintenance costs and higher labor costs.
     South America
          Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included two rolling plants in Brazil along with one smelter and power generation facilities as of December 31, 2010.
          Total shipments for the third quarter of fiscal 2011 increased 20 kt, or 22%, from 97 kt in the third quarter of fiscal 2010 to 111 kt in the third quarter of fiscal 2011. Demand for our flat rolled products in South America remained strong across all our sectors.
          Segment income for the third quarter of fiscal 2011 was $40 million, up $14 million as compared to the prior year period. This increase in segment income is primarily due to higher volumes because of strong demand, higher prices as a result of the higher average LME aluminum prices and the mix of our products. These positive effects were partially offset by the effects of foreign exchange rates as the Brazilian real appreciated against the US dollar. Because our Brazilian operations are a US dollar functional entity, and local operating costs are primarily in Brazilian real, the appreciation resulted in negative effects on segment income.

     Reconciliation of segment results to Net income attributable to our common shareholder
          Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the three months ended December 31, 2010 and 2009 (in millions).

	Three Months Ended
	December 31,
	2010	2009

North America	$106	$99
Europe	56	60
Asia	62	39
South America	40	26
Corporate and other	(26)	(25)
Depreciation and amortization	(100)	(93)
Interest expense and amortization of debt issuance costs	(46)	(44)
Interest income	4	2
Unrealized gains (losses) on change in fair value of derivative instruments, net	9	62
Realized gains on derivative instruments not included in segment income	4	—
Adjustment to eliminate proportional consolidation	(11)	2
Loss on early extinguishment of debt	(74)	—
Restructuring charges, net	(20)	(1)
Other, net	(6)	2

Income (loss) before income taxes	(2)	129
Income tax provision	33	48

Net income (loss)	(35)	81
Net income attributable to noncontrolling interests	11	13

Net income (loss) attributable to our common shareholder	$(46)	$68

          Corporate and other includes functions that are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have not been allocated to the regions. Corporate and other costs remained fairly stable at $26 million as compared to $25 million in the same period last year.
          Interest expense and amortization of debt issuance costs increased primarily due to a higher average principal balance after the refinancing of our debt, offset by lower average interest rates on our variable rate debt for the majority of the quarter.
          For the third quarter of fiscal 2011, the $9 million of gains consists of unrealized gains on changes in fair value of metal, foreign currency, interest rate and energy derivatives. We recorded $62 million of unrealized gains for the third quarter of fiscal 2010.
          Realized gains on derivative instruments not included in segment income represents realized gains on foreign currency derivatives related to capital expenditures for our previously announced expansion at our Pinda facility in South America.
          Adjustment to eliminate proportional consolidation was an $11 million loss for the third quarter of fiscal 2011 as compared to a $2 million gain in the third quarter of fiscal 2010. This adjustment primarily relates to depreciation, amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. The difference from the prior year relates to the reduction in depreciation and amortization on the step up in our basis in the underlying assets of the investees. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
          We paid tender premiums, fees and other costs of $174 million associated with the refinancing transactions, including fees paid to lenders, arrangers and outside professionals such as attorneys and rating agencies. Approximately $74 million of these fees, existing unamortized fees, discounts and fair value adjustments associated with the old debt were expensed and included in the Loss on early extinguishment of debt. The remaining fees paid and the remaining unamortized fees, discounts and fair value adjustments associated with the old debt were capitalized and will be amortized as an increase to interest expense over the term of the related debt, ranging from five to ten years. See Note 6—Debt for a further discussion of the refinancing and related accounting.
          Restructuring charges in the third quarter of fiscal 2011 primarily related to the announced closure of our Bridgnorth facility in Europe and our Aratu facility in South America. See Note 2 — Restructuring Programs.

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
          For the three months ended December 31, 2010, we recorded a $33 million income tax provision on our pre-tax income of $3 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 1,100%. Due to our reduced level of pre-tax book income this quarter, our tax rate is not meaningful, but our presented effective tax rate differs from the expense at the Canadian statutory rate due to the following factors: (1) a $4 million expense for exchange remeasurement of deferred income taxes, (2) a $15 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) a $9 million expense from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, and (4) a $1 million expense related to increase in uncertain tax positions.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2009
          We experienced strong demand across all our regions over the nine months ended December 31, 2010, and were operating at or near capacity in all regions for the past six months of that period. Net sales for the nine months ended December 31, 2010 increased $1.4 billion, or 22%, as compared to the nine months ended December 31, 2009 primarily as a result of increases in volumes and LME aluminum prices. Additionally, conversion premiums, volumes and mix of flat rolled products, and sales of scrap and primary aluminum, all had positive effects on our Net sales. The prior year Net sales amount includes $152 million of non-cash accretion on can price ceiling contracts which did not benefit the current year.
          Cost of goods sold (exclusive of depreciation and amortization) for the nine months ended December 31, 2010 increased $1.6 billion, or 31%, as compared to the nine months ended December 31, 2009 which reflects the increased volume and higher average LME prices, partially offset by sustained cost cutting measures.
          Additionally, we had $95 million of gains on realized derivatives during the nine months ended December 31, 2010 as compared to $424 million of losses on realized derivatives during the same period of the prior year. These amounts are reported in Gain in change in fair value of derivative instruments, net and offset negative year-over-year impacts of changes in metal prices, foreign currency exchange rates and other input costs on Net sales and Cost of goods sold (exclusive of depreciation and amortization).

          Income before income taxes for the nine months ended December 31, 2010 was $201 million, a decrease of $502 million, or 71%, compared to the $703 million reported in the same period a year ago. The positive effects from operations discussed above were more than offset by the following items:
•	$37 million of losses on unrealized derivatives for the nine months ended December 31, 2010 compared to $615 million of gains for the nine months ended December 31, 2009

•	$74 million of loss on early extinguishment of debt related to the refinancing of our Term Loan facility, our 7.25% Notes and our 11.5% Notes during the nine months ended December 31, 2010

•	$35 million of restructuring charges for the nine months ended December 31, 2010 primarily as a result of the announced shutdowns of our Bridgnorth, UK and Aratu, Brazil facilities and the relocation of our North American headquarters to Atlanta, US, as compared to $7 million of restructuring charges for the same period in the prior year

•	foreign exchange losses of $10 million as compared to gains of $9 million for the nine months ended December 31, 2009

•	$11 million gain on sale of fixed assets in Brazil for the nine months ended December 31, 2010 and a gain on the settlement of certain tax litigation in South America of $6 million for the nine months ended December 31, 2009.
          We reported net income attributable to our common shareholder of $66 million for the nine months ended December 31, 2010 as compared to $406 million for the nine months ended December 31, 2009, primarily as a result of the factors above. We also recorded an income tax provision of $104 million in the nine months ended December 31, 2010, as compared to $247 million income tax provision in the same period of the prior year.
     Segment Review
          The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Nine Months Ended December 31, 2010	America	Europe	Asia	America	Eliminations	Total

Net sales	$2,863	$2,551	$1,340	$876	$(13)	$7,617
Shipments (kt)
Rolled products	825	667	428	278	—	2,198
Ingot products	13	51	1	34	—	99

Total shipments	838	718	429	312	—	2,297

Selected Operating Results	North			South
Nine Months Ended December 31, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$2,375	$2,125	$1,098	$691	$(36)	$6,253
Shipments (kt)
Rolled products	755	576	403	258	—	1,992
Ingot products	26	58	1	21	—	106

Total shipments	781	634	404	279	—	2,098

          The following table reconciles changes in Segment income for the nine months ended December 31, 2009 to nine months ended December 31, 2010 (in millions):

	North			South
Changes in Segment income	America	Europe	Asia	America

Segment income — nine months ended December 31, 2009	$231	$153	$125	$73
Volume	47	61	10	13
Conversion premium and product mix	29	6	22	29
Conversion costs(A)	62	(6)	(16)	11
Metal price lag	(8)	50	17	7
Foreign exchange	(15)	(24)	22	(19)
Primary metal production	—	—	—	16
Other changes(B)	(23)	6	(7)	(3)

Segment income — nine months ended December 31, 2010	$323	$246	$173	$127

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.
     North America
          Our North American operations experienced strong demand across all sectors with favorable volumes in can, automotive and other industrial products. Shipments in the nine months ended December 31, 2010 increased 9% as compared to the nine months ended December 31, 2009, as the region operated at or near capacity during the period. Net sales for the nine months ended December 31, 2010 were up $488 million, or 21%, as compared to the nine months ended December 31, 2009 despite the $152 million of accretion on can price ceiling contracts included in sales for the nine months ended December 31, 2009. This increase reflects the strong demand previously mentioned as well as higher LME prices and improved conversion premiums.
          Segment income for the nine months ended December 31, 2010 was $323 million, up $92 million as compared to the prior year period. This increase was driven primarily by the volume, price and conversion premium effects discussed above, as well as favorable operating cost performance including increased UBC spreads. The operating cost performance was partially offset by higher energy rates, increased labor costs and unfavorable changes in melt loss. Other changes includes the negative effect of the accretion of can price ceiling contracts in fiscal 2010, offset by the effects of related derivative instruments.
     Europe
          Our European operations have experienced strong demand across all sectors with the automotive sector providing particularly strong results as it also supplies the demand for products in Asia. Flat rolled product shipments and net sales are up 16% and 20%, respectively, as compared to the nine months ended December 31, 2009. Capacity utilization was at or near 100% for the year-to-date.
          Segment income for the nine months ended December 31, 2010 was $246 million, up $61 million compared to the same period of the prior year. Higher volumes across all sectors contributed to the increase. Segment income also increased due to favorable metal price lag as compared to the prior year, partially offset by unfavorable changes in foreign currency exchange rates of the Euro, Swiss franc and British pound to the U.S. dollar as well as an unfavorable change in melt loss, metal premiums and discounts and a negative variance related to our usage of coatings.
     Asia
          During the nine months ended December 31, 2010, the Asian markets experienced strong demand for all product categories. Flat rolled product shipments are up 6% as compared to the prior year period. Sales increased $242 million, or 22%, for the nine months ended December 31, 2010 as compared to the same period in the prior year primarily as a result of the increased volume and higher LME prices.

          Segment income for the nine months ended December 31, 2010 was $173 million, up $48 million as compared to the prior year period due primarily to volume increases, increased conversion premiums and improved product mix. These increases were offset by higher conversion costs such as energy, labor and melt loss. Foreign currency exchange rate changes had a positive impact on segment income for the nine months ended December 31, 2010 as the US dollar to Korean won exchange rate remained fairly stable in the current period and the Korean won strengthened against the US dollar by 15% in the prior period.
     South America
          Total shipments for the nine months ended December 31, 2010 increased 12% to 312 kt for the nine months ended December 31, 2010 as compared to the same period in fiscal 2010, while net sales increased 27% as compared to the same period in fiscal 2010 primarily as a result of higher LME prices, conversion premiums and improved mix of our flat rolled products. Demand for our flat rolled products in South America remained strong across all our sectors.
          Segment income for the nine months ended December 31, 2010 was $127 million, up $74 million as compared to the prior year period. Segment income for the rolling business increased $58 million primarily as a result of the factors noted above, as well as the increased use of UBC’s. These positive effects were partially offset by the effects of foreign exchange rates as the Brazilian real appreciated against the US dollar. Because our Brazilian operations are a US dollar functional entity, and local operating costs are primarily in Brazilian real, the appreciation resulted in negative effects on segment income. Additionally, the negative contribution from our primary business lessened by $16 million in fiscal 2011 as a result of higher aluminum prices.
     Reconciliation of segment results to Net income attributable to our common shareholder
          Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the nine months ended December 31, 2010 and 2009 (in millions).

	Nine Months
	Ended
	December 31,
	2010	2009

North America	$323	$231
Europe	246	153
Asia	173	125
South America	127	73
Corporate and other	(78)	(60)
Depreciation and amortization	(307)	(285)
Interest expense and amortization of debt issuance costs	(125)	(131)
Interest income	10	8
Unrealized gains (losses) on change in fair value of derivative instruments, net	(37)	615
Realized gains on derivative instruments not included in segment income	4	1
Adjustment to eliminate proportional consolidation	(32)	(31)
Loss on early extinguishment of debt	(74)	—
Restructuring recoveries (charges), net	(35)	(7)
Other costs, net	6	11

Income (loss) before income taxes	201	703
Income tax provision (benefit)	104	247

Net income (loss)	97	456
Net income attributable to noncontrolling interests	31	50

Net income (loss) attributable to our common shareholder	$66	$406

          Corporate and other costs increased from $59 million to $78 million primarily due to increases in employee costs, including incentives, and professional fees.
          Interest expense and amortization of debt issuance costs decreased primarily due to lower average interest rates on our variable rate debt, offset by a higher principal balance for the second half of December 2010.

          For the nine months ended December 31, 2010, we had $37 million of losses in Unrealized gains (losses) on change in fair value of derivative instruments, net which consist of unrealized losses on changes in fair value of metal, foreign currency, interest rate and energy derivatives. We recorded $615 million of unrealized gains for the nine months ended December 31, 2009.
          Adjustment to eliminate proportional consolidation was $32 million of loss for the nine months ended December 31, 2010 as compared to a $31 million loss in the nine months ended December 31, 2009. This adjustment primarily relates to depreciation, amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
          Restructuring charges during the nine months ended December 31, 2010 primarily related to the previously announced shutdown of our Bridgnorth, UK and Aratu, Brazil facilities and the relocation of our North American headquarters to Atlanta, US. See Note 2 — Restructuring Programs.
          Other income, net includes a gain of $13 million on the sale of unused land in South America for the nine months ended December 31, 2010. The nine month period ended December 31, 2009 includes a gain of $6 million on the settlement of certain tax litigation in Brazil.
          For the nine months ended December 31, 2010, we recorded a $104 million income tax provision on our pre-tax income of $212 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 49%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) an $15 million expense for exchange remeasurement of deferred income taxes, (2) a $30 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) a $5 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, and (4) a $2 million benefit related to decreases in uncertain tax positions.
LIQUIDITY AND CAPITAL RESOURCES
          See Financing Activities below and Note 6—Debt of our financial statements for a discussion of certain refinancing transactions during the period. Our new debt facilities contain certain restrictive covenants; however, we do not feel that those covenants will restrict our ability to carry out our plans for the business for the foreseeable future. The first measurement period for our financial covenants is the four quarters ending March 31, 2011. We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.
     Available Liquidity
          As of December 31, 2010, we have available liquidity of $848 million. This reflects our continued efforts to preserve liquidity through cost and capital spending controls and effective management of working capital, which we believe are sustainable. Our available liquidity allows us to make strategic investments in our business as opportunities are identified that are aligned with our strategic plan. Our estimated liquidity as of December 31, 2010 and March 31, 2010 is as follows (in millions):

	December 31,	March 31,
	2010	2010

Cash and cash equivalents	$297	$437
Overdrafts	(22)	(14)
Availability under the ABL facility	573	603

Total estimated liquidity	$848	$1,026

          The cash and cash equivalents balance above includes cash held in foreign countries in which we operate. These amounts are generally available on a short-term basis, subject to regulatory requirements, in the form of a dividend or inter-company loan. Borrowings under the ABL Facility are generally based on 85% of eligible accounts receivable and 75% of eligible inventories.

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
          The following table shows the Free cash flow for the nine months ended December 31, 2010 and 2009, the change between periods as well as the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended
	December 31,
	2010	2009	Change

Net cash provided by operating activities	$218	$630	$(412)
Net cash used in investing activities	(14)	(484)	470
Less: Proceeds from sales of assets	(28)	(4)	(24)

Free cash flow	$176	$142	$34

Ending cash and cash equivalents	$297	$252	$45

          Free cash flow increased $34 million in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. The changes in free cash flow are described in greater detail below.
     Operating Activities
          Overall operating results were strong for the nine months ended December 31, 2010, reflecting the increase in volumes and our lower fixed cost structure as a result of our prior cost cutting measures. In conjunction with our recently completed refinancing activities, we made $35 million of accelerated interest payments on our old senior notes and paid $17 million of withholding taxes during the third quarter of fiscal 2011. Additionally, cash flow from operations for the nine months ended December 31, 2010 benefited from cash receipts of $20 million related to customer-directed derivatives, as compared to $39 million of cash inflows for the nine months ended December 31, 2009. However, higher working capital balances as a result of higher LME prices during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 had a negative effect on cash flows from operations on a comparative basis.
     Investing Activities
          The following table presents information regarding our Net cash provided by (used in) investing activities (in millions).

	Nine Months Ended
	December 31,
	2010	2009	Change

Capital expenditures	$(132)	$(74)	$(58)
Net proceeds (outflow) from settlement of derivative instruments	81	(432)	513
Proceeds from sales of assets, third parties	18	4	14
Proceeds from sales of assets, related parties	10	—	10
Changes to investment in and advances to non-consolidated affiliates	1	3	(2)
Proceeds from related parties loans receivable, net	8	15	(7)

Net cash used in investing activities	$(14)	$(484)	$470

          As our liquidity position has improved, we have increased our capital expenditure plan to include certain strategic investments. We expect that our total annual capital expenditures for fiscal 2011 to be between $240 and $260 million, including approximately $49 million related to our previously announced expansion in South America. The majority of our capital expenditures in fiscal 2010 and the first nine months of fiscal 2011 related to projects devoted to product quality, technology, productivity enhancement and increased capacity. In response to the economic downturn, we reduced our capital spending in the third half of fiscal 2009, with a focus on preserving maintenance and safety and maintained that level of spending throughout fiscal 2010 with an annual capital expenditure of approximately $100 million.

          The settlement of derivative instruments resulted in an inflow of $81 million in the nine months ended December 31, 2010 as compared to $432 million in cash outflow in the prior year period. The net inflow in the first nine months of fiscal 2011 was primarily related to metal derivatives. Based on forward curves for metal, foreign currencies, interest rates and energy as of December 31, 2010, we forecast approximately $14 million of cash inflows related to the settlement of derivative instruments in the fourth quarter.
          The majority of proceeds from asset sales in the nine months ended December 31, 2010 relate to asset sales in South America and the sale of certain of our assets in Europe to Hindalco.
          Proceeds from loans receivable, net during all periods are primarily comprised of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.
     Financing Activities
          The following table presents information regarding our Net cash provided by (used in) financing activities (in millions).

	Nine Months Ended
	December 31,
	2010	2009	Change

Proceeds from issuance of debt, third parties	$3,985	$177	$3,808
Proceeds from issuance of debt, related parties	—	4	(4)
Principal payments, third parties	(2,486)	(20)	(2,466)
Principal payments, related parties	—	(95)	95
Short-term borrowings, net	49	(211)	260
Return of capital to our common shareholder	(1,700)	—	(1,700)
Dividends, noncontrolling interest	(18)	(13)	(5)
Debt issuance costs	(174)	(1)	(173)

Net cash used in financing activities	$(344)	$(159)	$(185)

          On December 17, 2010, we completed a series of refinancing transactions. The refinancing transactions consisted of the sale of $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (collectively, the “Notes”) and a new $1.5 billion secured term loan credit facility.
          The proceeds from the refinancing transactions were used to refinance our prior secured term loan credit facility, to fund our tender offers and related consent solicitations for our old 7.25% Senior Notes due 2015 and our old 11.50% Senior Notes due 2015 and to pay premiums, fees and expenses associated with the refinancing. In addition, a portion of the proceeds were used to fund a distribution of $1.7 billion as a return of capital to Hindalco. See Note 6 — Debt for a further discussion of the refinancing transactions and the tender offers and related consent solicitations.
          We also replaced our existing $800 million asset based loan (“ABL”) facility with a new $800 million ABL facility.
          As of December 31, 2010, our short-term borrowings were $121 million consisting of bank overdrafts and borrowings under the new ABL Facility. As of December 31, 2010, $28 million of the ABL Facility was utilized for letters of credit and we had $573 million in remaining availability under this revolving credit facility. The weighted average interest rate on our total short-term borrowings was 2.74% and 1.71% as of December 31, 2010 and March 31, 2010, respectively. We repaid $100 million related to a bank loan in Korea when it came due on October 25, 2010.
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
          The following table discloses information about our obligations under guarantees of indebtedness related to our wholly-owned subsidiaries as of December 31, 2010 (in millions).

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$142	$40
          We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets.
     Other
          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010 and March 31, 2010, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
          We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. During the nine months ended December 31, 2010, we completed a series of refinancing transactions and completed a cash tender offer and consent solicitation for our 7.25% Senior Notes due 2015 and our 11.50% Senior Notes due 2015. See Note 6 — Debt for the disclosure of our contractually obligated payments on our debt. There were no other significant changes to our other contractual obligations as reported in our Annual Report on Form 10-K for the year ended March 31, 2010.
RETURN OF CAPITAL
          On December 17, 2010, we paid $1.7 billion to our shareholder as a return of capital.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          During the nine months ended December 31, 2010, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2010.
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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and publicly available third party industry journals. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:
•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with aluminum prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing to fund current operations and for future capital requirements;

•	the level of our indebtedness and our ability to generate cash;

•	deterioration of our ratings by a credit rating agency and our borrowing costs;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation (including product liability claims), environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	changes in general economic conditions, including deterioration in the global economy;

•	changes in the fair value of derivative instruments or the failure of counterparties to our derivative instruments to honor their agreements;

•	the capacity and effectiveness of our metal hedging activities;

•	availability of production capacity;

•	impairment of our goodwill and other intangible assets;

•	loss of key management and other personnel, or an inability to attract such management and other personnel;

•	risks relating to future acquisitions or divestitures;

•	our inability to successfully implement our growth initiatives;

•	changes in interest rates that have the effect of increasing the amounts we pay under our senior secured credit facilities, other financing agreements and our defined benefit pension plans;

•	risks relating to certain joint ventures and subsidiaries that we do not entirely control;

•	Hindalco’s interests as equity holder, which may conflict with our interest or your interests as holders of the notes;

•	the effect of new derivatives legislation on our ability to hedge risks associated with our business;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	changes in government regulations, particularly those affecting taxes and tax rates, health care reform, climate change, environmental, health or safety compliance; and

•	the effect of taxes and changes in tax rates.
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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2010 condensed consolidated balance sheet.
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
Sensitivities
As of December 31, 2010, we estimate that a 10% decline in LME aluminum prices would decrease the value of our aluminum contracts by $41 million.
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the nine months ended December 31, 2010, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of December 31, 2010, we have a nominal amount of forward purchases outstanding related to natural gas.
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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2010, given a 10% decline in spot prices for energy contracts ($ in millions).

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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2010, given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Brazilian real	(10)%	$(39)
Euro	10%	(56)
Korean won	(10)%	(22)
Canadian dollar	(10)%	(3)
British pound	(10)%	(5)
Swiss franc	(10)%	(2)
Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited. The 2010 Term Loan Facility contains a floor feature of the higher of LIBOR or 150 basis points applied to a spread of 3.75%. As of December 31, 2010, this floor feature was in effect, changing our variable rate debt to fixed rate debt. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
Due to the floor feature of our 2010 Term Loan Facility mentioned above, a 10 basis point increase in the interest rates on our outstanding variable rate debt as of December 31, 2010 would have no impact on our annual pre-tax income. To be above the 2010 Term Loan Facility floor feature, as of December 31, 2010, interest rates would have to increase by 125 basis points (bp). From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 6 — Debt for further information.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2010, given a 100 bps negative shift in USD LIBOR ($ in millions).

	Change in		Change in
	Rate		Fair Value

Interest Rate Contracts
North America	(100	) bps	$(3)
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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
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
Item 1A.   Risk Factors
We have identified the following risk factors in addition to those included in the Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2010.
Our results and short term liquidity can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers.
Most of our purchase and sales contracts are based on the LME price for high grade aluminum, and there are typically timing differences between the pricing periods for purchases and sales where purchase prices tend to be fixed earlier than sales prices. This creates a price exposure that we call “metal price lag.” To mitigate this exposure, we sell short-term LME futures contracts to protect the value of priced metal purchases and inventory until the sale price is established. We settle these derivative contracts in advance of collecting from our customers, which impacts our short-term liquidity position.
In addition, from time to time, customers request fixed prices for longer term sales commitments, and we in turn enter into futures purchase contracts to hedge against these fixed forward priced sales to customers. The mismatch between the settlement of these derivative contracts and the recognition of revenue from shipments hedged with these derivative contracts also leads to volatility in our GAAP operating results. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days.
During many operating periods, we utilize substantially all of our production capacity, which may put us at a competitive disadvantage since we may be unable to take on additional volumes to meet our customers’ needs or acquire new business. Therefore, we may lose future business to competitors with available capacity.
During the nine months ended December 31, 2010, we operated at or near capacity across our system of plants worldwide. We anticipate that we will continue to make capital investments in our facilities to upgrade our technology and processes and attempt to expand the output capacity of our existing equipment and facilities, but our capacity expansion may not be sufficient to match the level of future demand increases. To the extent other rolled aluminum products manufacturers have available capacity at levels that exceed ours, we may be at a competitive disadvantage in our efforts to increase volumes from a current customer or to win significant new customer opportunities.
Capital investments in debottlenecking or other organic growth initiatives may not produce the returns we anticipate.
A significant element of our strategy is to invest in opportunities to increase the production capacity of our operating facilities through modifications of and investments in existing facilities and equipment and to evaluate other investments in organic growth in our target markets. These projects involve numerous risks and uncertainties, including the risk that actual capital investment requirements exceed projected levels, that our forecasted demand levels prove to be inaccurate, that we do not realize the production increases or other benefits anticipated, that we experience scheduling delays in connection with the commencement or completion of the project, that the project disrupts existing plant operations causing us to temporarily lose a portion of our available production capacity, or that key management devotes significant time and energy focused on one or more initiatives that divert attention from other business activities.
If we are unable to obtain sufficient quantities of primary aluminum, recycled aluminum, sheet ingot and other raw materials used in the production of our products, our ability to produce and deliver products or to manufacture products on a timely basis could be adversely affected.
We rely on a limited number of suppliers for our raw materials requirements. Based on CRU estimates, aluminum demand levels were expected to increase over 15% from December 31, 2008 levels through the end of 2010. Increasing aluminum demand levels have caused supply constraints in the industry. Further increases in demand levels could exacerbate these supply issues. If we are unable to obtain sufficient quantities of primary aluminum, recycled aluminum, sheet ingot and other raw materials used in the production of our rolled aluminum products due to supply constraints in the future, our ability to produce and deliver products or to manufacture products on a timely basis could be adversely affected.

Our sheet ingot requirements have historically been, in part, supplied by Rio Tinto Alcan pursuant to agreements with us. For the year ended March 31, 2010, we purchased the majority of our third party sheet ingot requirements from Rio Tinto Alcan’s primary metal group. If Rio Tinto Alcan or any other significant supplier of sheet ingot is unable to deliver sufficient quantities of this material on a timely basis, our production may be disrupted and our net sales, profitability and cash flows could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers of sheet ingot could be time consuming and expensive.
In addition, our continuous casting operations at our Saguenay Works, Canada facility depend upon a local supply of molten aluminum from Rio Tinto Alcan. For the fiscal year ended March 31, 2010, Rio Tinto Alcan’s primary metal group supplied most of the molten aluminum used at Saguenay Works. If this supply were to be disrupted, our Saguenay Works production could be interrupted and our net sales, profitability and cash flows materially adversely affected.
We may see increased costs arising from health care reform.
In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020, and many of the changes require additional guidance from government agencies or federal regulations. Therefore, due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. In addition, our results of operations, financial position and cash flows could be materially adversely affected.
Income tax payments may ultimately differ from amounts currently recorded by the Company. Future tax law changes may materially increase the Company’s prospective income tax expense.
We are subject to income taxation in many jurisdictions in the U.S. as well as numerous foreign jurisdictions. Judgment is required in determining our worldwide income tax provision and accordingly there are many transactions and computations for which our final income tax determination is uncertain. We are routinely audited by income tax authorities in many tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation in any jurisdiction to which we are subject may be enacted that could have a material impact on our worldwide income tax provision beginning with the period that such legislation becomes effective.
Item 6.   Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312)).
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312)).
3.2	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312)).
3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312)).
4.1	Indenture, relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).

Exhibit
No.	Description

4.2	Indenture, relating to the 8.75% Senior Notes due 2020, dated as of December 17, 2010, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.3	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.4	Form of 8.75% Senior Note due 2017 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.5	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis North America Holdings Inc., Novelis Acquisitions LLC and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of December 14, 2010.
4.6	Supplemental Indenture, relating to the 11.50% Senior Notes due 2015, among the Company, Novelis North America Holdings Inc., Novelis Acquisitions LLC and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of December 14, 2010.
4.7	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company, as trustee, dated as of December 17, 2010 (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.8	Supplemental Indenture, relating to the 11.50% Senior Notes due 2015, among the Company and The Bank of New York Trust Company, as trustee, dated as of December 17, 2010 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.9	Registration Rights Agreement related to our 8.375% Senior Notes due 2017, dated as of December 17, 2010, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312)).
4.10	Registration Rights Agreement related to our 8.75% Senior Notes due 2020, dated as of December 17, 2010, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312)).
10.1	$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto
10.2	$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners.
10.3	Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent.
10.4	Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010.
10.5	Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

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
Robert P. Nelson
Vice President Finance — Controller (Principal Accounting Officer)
Date: February 8, 2011

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312)).
3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312)).
3.2	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312)).
3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312)).
4.1	Indenture, relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.2	Indenture, relating to the 8.75% Senior Notes due 2020, dated as of December 17, 2010, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.3	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.4	Form of 8.75% Senior Note due 2017 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.5	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis North America Holdings Inc., Novelis Acquisitions LLC and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of December 14, 2010.
4.6	Supplemental Indenture, relating to the 11.50% Senior Notes due 2015, among the Company, Novelis North America Holdings Inc., Novelis Acquisitions LLC and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of December 14, 2010.
4.7	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company, as trustee, dated as of December 17, 2010 (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.8	Supplemental Indenture, relating to the 11.50% Senior Notes due 2015, among the Company and The Bank of New York Trust Company, as trustee, dated as of December 17, 2010 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K filed on December 17, 2010 (file No. 001-32312)).
4.9	Registration Rights Agreement related to our 8.375% Senior Notes due 2017, dated as of December 17, 2010, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312)).
4.10	Registration Rights Agreement related to our 8.75% Senior Notes due 2020, dated as of December 17, 2010, among the Company, the guarantors named on the signature pages thereto, Citigroup Global Markets Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312)).
10.1	$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto
10.2	$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners.

Exhibit
No.	Description

10.3	Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent.
10.4	Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010.
10.5	Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer