Form 10-K
period 2011-03-31
Novelis Inc.
filed 2011-05-26
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to          .
Commission file number 001-32312
Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	98-0442987 (I.R.S. Employer Identification Number)
3560 Lenox Road, Suite 2000, Atlanta, GA (Address of principal executive offices)	30326 (Zip Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of May 26, 2011, the registrant had 1,000 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.
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
          This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:
•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with aluminum prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing to fund current operations and for future capital requirements;

•	the level of our indebtedness and our ability to generate cash;

•	deterioration of our ratings by a credit rating agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation (including product liability claims), environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	changes in general economic conditions, including deterioration in the global economy;

•	changes in the fair value of derivative instruments or the failure of counterparties to our derivative instruments to honor their agreements;

•	the capacity and effectiveness of our metal hedging activities;

•	availability of production capacity;

•	impairment of our goodwill and other intangible assets;

•	loss of key management and other personnel, or an inability to attract such management and other personnel;

•	risks relating to future acquisitions or divestitures;

•	our inability to successfully implement our growth initiatives;

•	changes in interest rates that have the effect of increasing the amounts we pay under our new senior secured credit facilities, other financing agreements and our defined benefit pension plans;

•	risks relating to certain joint ventures and subsidiaries that we do not entirely control;

•	the effect of new derivatives legislation on our ability to hedge risks associated with our business;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; and

•	changes in government regulations, particularly those affecting taxes and tax rates, health care reform, climate change, environmental, health or safety compliance.
          The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
          In this Annual Report on Form 10-K, unless otherwise specified, the terms “we,” “our,” “us,” “Company,” “Novelis” and “Novelis Group” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act (CBCA) and its subsidiaries. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, Rio Tinto Group purchased all of the outstanding shares of Alcan Inc. References herein to “Alcan” refer to Rio Tinto Alcan Inc.

Exchange Rate Data
          We prepare our financial statements in United States (U.S.) dollars. As of December 31, 2008, the Federal Reserve Bank of New York ceased the practice of maintaining and publishing historical exchange rates. From December 31, 2008 onward, we have used the CitiFX Benchmark, published by Citibank, for exchange rate information published daily as of 16:00 Greenwich Mean Time (GMT) (11:00 A.M. Eastern Standard Time).
          The following table sets forth exchange rate information expressed in terms of Canadian dollars per U.S. dollar at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. As noted above, the years ended March 31, 2011, 2010 and 2009 include exchange data from Citibank as of 16:00 GMT. The rates set forth below may differ from the actual rates used in our accounting processes and in the preparation of our consolidated financial statements.

Period	At Period End	Average Rate(A)	High	Low

Year Ended December 31, 2006	1.1652	1.1310	1.1726	1.0955
Three Months Ended March 31, 2007(B)	1.1530	1.1674	1.1852	1.1530
April 1, 2007 Through May 15, 2007(B)	1.0976	1.1022	1.1583	1.0976
May 16, 2007 Through March 31, 2008(B)	1.0275	1.0180	1.1028	0.9168
Year Ended March 31, 2009	1.2579	1.1247	1.2694	0.9938
Year Ended March 31, 2010	1.0144	1.0848	1.1881	1.0144
Year Ended March 31, 2011	0.9709	1.0206	1.0663	0.9709

(A)	For periods after December 31, 2008, this represents the average of the 16:00 GMT buying rates on the last day of each month during the period. For periods before December 31, 2008, we used the average of the 17:00 Greenwich Mean Time (GMT) (12:00 P.M. Eastern Standard Time) on the last day of each month during the period.

(B)	See Note 1 — Business and Summary of Significant Accounting Policies (Acquisition of Novelis Common Stock) to our accompanying audited consolidated financial statements.
          All dollar figures herein are in U.S. dollars unless otherwise indicated.
Commonly Referenced Data
          As used in this Annual Report, “aluminum rolled products shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties. References to “total shipments” or “shipments” include aluminum rolled products as well as certain other non-rolled product shipments, primarily ingot, scrap and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.

PART I
Item 1. Business
Overview
          We are the world’s leading aluminum rolled products producer based on shipment volume in fiscal 2011, with total shipments during that period of approximately 3,097 kt. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated aluminum products in all of the regions in which we operate. We are also the global leader in the recycling of used aluminum beverage cans. We had net sales of approximately $10.6 billion for the year ended March 31, 2011.
Our History
     Organization and Description of Business
          Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for use in the beverage and food can, transportation, construction and industrial, and foil product markets. As of March 31, 2011, we had operations in eleven countries on four continents: North America, Europe, Asia and South America, through 30 operating plants, seven research and development facilities and three recycling facilities. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities.
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
     Amalgamation of AV Aluminum Inc. and Novelis Inc.
          Effective September 29, 2010, in connection with an internal restructuring transaction and pursuant to articles of amalgamation under the Canadian Business Corporations Act, we were amalgamated (the Amalgamation) with our direct parent AV Aluminum Inc., a Canadian corporation (AV Aluminum), to form an amalgamated corporation named Novelis Inc., also a Canadian corporation.
          As a result of the Amalgamation, we and AV Aluminum continue our corporate existence, the amalgamated Novelis Inc. remains liable for all of our and AV Aluminum’s obligations, and we continue to own all of our respective property. Since AV Aluminum was a holding company whose sole asset was the shares of the pre amalgamated Novelis, our business, management, board of directors and corporate governance procedures following the Amalgamation are identical to those of Novelis immediately prior to the Amalgamation. Novelis Inc., like AV Aluminum, remains an indirect, wholly-owned subsidiary of Hindalco. We have retrospectively recast all periods presented to reflect the amalgamated companies.
Our Industry
          The aluminum rolled products market represents the global supply of and demand for aluminum sheet, plate and foil produced either from sheet ingot or continuously cast roll-stock in rolling mills operated by independent aluminum rolled products producers and integrated aluminum companies alike.
          Aluminum rolled products are semi-finished aluminum products that constitute the raw material for the manufacture of finished goods ranging from automotive body panels to food and beverage cans. There are two major types of manufacturing processes for aluminum rolled products differing mainly in the process used to achieve the initial stage of processing:

•	hot mills — that require sheet ingot, a rectangular slab of aluminum, as starter material; and

•	continuous casting mills — that can convert molten metal directly into semi-finished sheet.
          Both processes require subsequent rolling, which we call cold rolling, and finishing steps such as annealing, coating, leveling or slitting to achieve the desired thicknesses, width and metal properties. Most customers receive shipments in the form of aluminum coil, a large roll of metal, which can be fed into their fabrication processes.
          There are two sources of input material: (1) primary aluminum, such as molten metal, re-melt ingot and sheet ingot; and (2) recycled aluminum, such as recyclable material from fabrication processes, which we refer to as recycled process material, used beverage cans (UBCs) and other post-consumer aluminum.
          Primary aluminum and sheet ingot can generally be purchased at prices set on the London Metal Exchange (LME), plus a premium that varies by geographic region of delivery, alloying material, form (ingot or molten metal) and purity.
          Recycled aluminum is also an important and growing source of input material. Aluminum is infinitely recyclable and recycling it requires approximately 5% of the energy needed to produce primary aluminum. As a result, in regions where aluminum is widely used, manufacturers and customers are active in setting up collection processes in which UBCs and other recyclable aluminum are collected for re-melting at purpose-built plants. Manufacturers may also enter into agreements with customers who return recycled process material and pay to have it re-melted and rolled into the same product again.
     End-use Markets
          Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into four end-use markets based upon similarities in end-use: (1) packaging; (2) transportation; (3) electronics and (4) architectural. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships.
          Packaging. Aluminum, because of its relatively light weight, recyclability and formability, has a wide variety of uses in packaging. Beverage cans are the second largest aluminum rolled products application, accounting for approximately 23% of total worldwide shipments in the calendar year ended December 31, 2010, according to market data from Commodity Research Unit International Limited (CRU), an independent business analysis and consultancy group focused on the mining, metals, power, cables, fertilizer and chemical sectors. Beverage and food cans is also our largest end-use market, making up 58% of our total flat rolled product shipments in each of the years ended March 31, 2011 and 2010. The recyclability of aluminum cans enables them to be used, collected, melted and returned to the original product form an unlimited number of times, unlike steel, paper or PET plastic, which deteriorate with every iteration of recycling. Aluminum beverage cans also offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost efficient to ship.
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
          There has been recent growth in certain geographic markets in the use of aluminum rolled products in automotive body panel applications, including hoods, deck lids, fenders and lift gates. These uses typically result from co-operative efforts between aluminum rolled products manufacturers and their customers that yield tailor-made solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. We believe the recent growth in automotive body panel applications is due in part to the lighter weight, better fuel economy and improved emissions performance associated with these applications and we expect increased growth in this end-use market as automotive companies continue to explore opportunities for ways to reduce the weight (lightweighting) of automobiles as a result of environmental regulations around emissions and competition related to fuel economy.
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
          Electronics. Aluminum’s ability to conduct electricity and heat and to offer corrosion resistance makes it useful in a wide variety of electronic and industrial applications. Industrial applications include electronics and communications equipment, process and electrical machinery and lighting fixtures. Uses of aluminum rolled products in consumer durables include microwaves, coffee makers, flat screen televisions, personal computers, mobile phones, air conditioners, pleasure boats and cooking utensils.
          Architectural. Construction is the largest application within this end-use market. Aluminum rolled products developed for the construction industry are often decorative and non-flammable, offer insulating properties, are durable and corrosion resistant, and have a high strength-to-weight ratio. Aluminum siding, gutters, and downspouts comprise a significant amount of construction volume. Other applications include doors, windows, awnings, canopies, facades, roofing and ceilings.
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

     Competition
          The aluminum rolled products market is highly competitive. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors are as follows:

North America	Asia
Alcoa, Inc. (Alcoa)	Alcoa
Aleris International, Inc. (Aleris)	Furukawa-Sky Aluminum Corp.
Arco Aluminium, Inc.	Kobe Steel Ltd.
Norandal Aluminum	Nanshan Aluminum
Rio Tinto Alcan Inc.	Sumitomo Light Metal Company, Ltd.
Wise Metal Group LLC	Southwest Aluminum Co. Ltd.

Europe	South America
Alcoa	Alcoa
Aleris	Companhia Brasileira de Alumínio
Hydro A.S.A.
Rio Tinto Alcan Inc.
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
          Substitution Trends. Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. For example, in North America, competition from PET plastic containers and glass bottles, and changes in marketing channels and consumer preferences in beverage containers, have, in recent years, reduced the growth rate of aluminum can sheet in North America from the high rates experienced in the 1970s and 1980s. Historically, despite changes in consumer preferences, North American aluminum beverage can shipments have remained at approximately 100 billion cans per year since 1994 according to the Can Manufacturers Institute. For the calendar year ended December 31, 2010, North American aluminum beverage can shipments have increased by approximately 0.2% to 99.3 billion cans mainly due to an increase in demand for carbonated soft drinks.
          Environmental regulations and competition among automobile manufacturers has resulted in efforts to reduce the weight of vehicles. As automobile manufacturers substitute aluminum for other heavier alternatives, demand for flat rolled aluminum products has increased.
          Downgauging. Increasing technological and asset sophistication has enabled aluminum rolling companies to offer consistent or even improved product strength using lighter gauge (thinner) aluminum products, providing customers with a more cost-effective product as compared to alternatives to aluminum. This reduces raw material requirements, but also effectively increases rolled products’ plant utilization rates and reduces available capacity, because to produce the same number of units requires more rolling hours to achieve thinner gauges. As utilization rates increase, revenues rise as our pricing tends to be based on machine hours used rather than on the volume of material rolled. On balance, we believe that downgauging has maintained or enhanced overall market economics for both users and producers of aluminum rolled products.
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
     Operate as “One Novelis” — a Fully-integrated Global Company
          We intend to continue to build on our focused business model to operate as “One Novelis.” The term “One Novelis” refers to our goal of becoming a truly integrated, global company driven by a singular focus. An important part of the One Novelis concept is our highly-focused, pass-through business model that utilizes our manufacturing excellence, our risk management expertise, our value-added conversion premium-based pricing, and, importantly, our growing ability to leverage our global assets according to a single, corporate-wide vision. We believe this integrated approach is the foundation for the effective execution of our strategy across the Novelis system.
          We strive to service our customers in a consistent, global manner through seamless alignment of goals, methods and metrics across the organization to improve communication and by implementation of strategic initiatives. These initiatives have resulted in enhanced operating margins and performance and we believe we will continue to make aggressive steps to operate globally. During fiscal 2011, we have taken steps to realign globally by creating a global commercial organization and a global recycling organization. Additionally, we have aligned our organization globally in our key end-use markets.

     Focus on Our Core Premium Products to Drive Enhanced Profitability
          We will focus on capturing the growth in the beverage can market worldwide as well as the automotive and electronic markets. We plan to continue improving our product mix and margins by leveraging our world-class assets and technical capabilities. Our management approach helps us to systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This ensures that we focus on growing in attractive market segments, while also taking actions to exit unattractive ones. We will continue to focus on our core products while investing in emerging growth markets.
     Pursue Organic Growth Through Capital Investments in Emerging Growth Markets and Debottlenecking Initiatives
          We are currently operating at or near capacity. We are investing heavily in increasing our capacity, particularly in high growth emerging markets. Our international presence positions us well to capture additional growth opportunities in targeted aluminum rolled products. In particular, we believe Asia and South America have high growth potential in areas such as beverage cans and electronics. While our existing manufacturing and operating presence positions us well to capture this growth, we expect to make some incremental capital expenditures or selective acquisitions to expand our capabilities in these areas.
          In response to the growing demand for our products in South America, in May 2010 we announced a plan to invest nearly $300 million to expand our aluminum rolling operations in Brazil to increase capacity by more than 50% to approximately 600 kt of aluminum sheet per year. The project is expected to be completed by late calendar 2012. Additionally, in May 2011, we announced a plan to invest approximately $400 million to expand our recycling and rolling capabilities in Asia in response to the growing demand in both Asia and the Middle East. The rolling expansion, which will include investments in both hot rolling and cold rolling operations, is expected to increase capacity in Asia by over 50% to 1,000 kt of aluminum sheet per year. The expansion will also include the construction of a state-of-the-art recycling center for used aluminum beverage cans. The project is expected to be completed by late fiscal 2013. In response to the lightweighting trend in the automotive industry, we will be investing in increasing our North American rolling capacity for the transportation end-use market.
          To release additional capacity in facilities, increase efficiency and improve margins, we are continually evaluating debottlenecking opportunities globally through modifications of and investments in existing equipment and processes. We believe our debottlenecking initiatives will release approximately 100 kt of additional production capacity in fiscal 2012, and we anticipate that we can release additional capacity through these efforts by 3% to 4% annually over the next 2 to 3 years with minimal capital investments.
     Sustainability
          In May 2011, we announced an aggressive new sustainability platform that aims to increase the recycled content of our aluminum to 80 percent by 2020. This move will significantly reduce our carbon footprint and improve the environmental attractiveness of our products as well as those of our customers. Today, recycled metal accounts for 34 percent of the aluminum Novelis uses. Increasing that amount to 80 percent will remove an estimated 10 million metric tons of greenhouse gas emissions from the aluminum product lifecycle each year. We intend to issue an annual Sustainability Report beginning in July 2011.
     Focus on Reducing our Costs
          We strive to be the lowest cost producer of world-class aluminum rolled products by pursuing a standardized focus on our core operations globally and through the implementation of cost-reduction and restructuring initiatives. To achieve this objective, we have standardized our manufacturing processes and the associated upstream and downstream production elements where possible while still allowing the flexibility to respond to local market demands. In addition, we have implemented numerous restructuring initiatives, including the shutdown of facilities, staff rationalization and other activities, all of which have led to significant cost savings that we will benefit from for years to come. We plan to continue to focus on maintaining our low cost base, even as we invest in expansion of our capacity, and intend to persist in the implementation of ongoing initiatives to improve operational efficiencies across our plants globally.

Our Operating Segments
          Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America. The following is a description of our operating segments:
•	North America. Headquartered in Atlanta, GA, this segment manufactures aluminum sheet and light gauge products and operates eleven plants, including two fully dedicated recycling facilities, in two countries.

•	Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 13 plants, including one fully dedicated recycling facility, in six countries.

•	Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

•	South America. South America operates two rolling plants along with one primary aluminum smelter, a bauxite mine and a hydro-electric power plant as of March 31, 2011, all of which are located in Brazil. South America manufactures aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial, foil and other packaging and transportation end-use applications.
          The table below shows Net sales and total shipments by segment. For additional financial information related to our operating segments, see Note 19 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

	Year Ended
Sales in millions	March 31,
Shipments in kilotonnes	2011	2010	2009
Consolidated
Net sales(A)	$10,577	$8,673	$10,177
Total shipments	3,097	2,854	2,943
North America
Net sales(B)	$3,922	$3,292	$3,930
Total shipments	1,121	1,063	1,109
Europe
Net sales(B)	$3,589	$2,975	$3,718
Total shipments	976	884	1,009
Asia
Net sales(B)	$1,866	$1,501	$1,536
Total shipments	581	534	460
South America
Net sales(B)	$1,214	$948	$1,007
Total shipments	419	373	365

(A)	Consolidated Net sales include the results of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.

(B)	Net sales by segment includes intersegment sales.
     North America
          As of March 31, 2011, North America operates 11 aluminum rolled products facilities, including two fully dedicated recycling facilities, and manufactures a broad range of aluminum sheet and light gauge products. End-use markets for this segment include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications. The majority of North America’s efforts are directed towards the beverage can sheet market. The beverage can end-use market is technically demanding to supply and pricing is competitive. We believe we have a competitive advantage in this market due to our low-cost and technologically advanced manufacturing facilities and technical support capability. Recycling is important in the manufacturing process and we have five facilities in North America that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from UBCs and the material is cast into sheet ingot for North America’s two can sheet production plants (at Russellville, Kentucky and Oswego, New York). In August 2009, we entered into a UBC recycling joint venture with Alcoa to create a new independent company, known as Evermore Recycling LLC (Evermore Recycling). Our investment in Evermore Recycling is 55.8% and Alcoa’s equity investment is 44.2%. Evermore Recycling purchases UBCs from suppliers for recycling by us and Alcoa and is designed to create value by increasing efficiency, building stronger supplier relationships and increasing recycling.
     Europe
          As of March 31, 2011, Europe operates 13 operating plants, including one fully dedicated recycling facility and one integrated recycling facility, and manufactures a broad range of sheet and foil products. End-use markets for this segment include beverage and food can, automotive, construction and industrial products, foil and technical products and lithographic. Beverage and food can represent the largest end-use market in terms of shipment volume by Europe. Europe has foil and packaging facilities at six locations and, in addition to six rolled product plants, has distribution centers in Italy and sales offices in several European countries. Operations include our 50% joint venture interest in Aluminium Norf GmbH (Norf), which is the world’s largest aluminum rolling and remelt facility. Norf supplies high quality can stock, foilstock and feeder stock for finishing at our other European operations.
          In April 2009, we closed our distribution center in France. In March 2009, we announced the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K. The facility ceased operations in April 2009. On March 1, 2011, we announced the sale of our printed confectionery foil packaging business at Bridgnorth, UK. The operation is associated with the previously announced closure of the Bridgnorth aluminum foil rolling and laminating activities, which ceased operations at the end of April 2011. In February 2011, we announced plans to invest $18 million in the construction of a new recycling center at Norf.
     Asia
          As of March 31, 2011, Asia operates three manufacturing facilities and manufactures a broad range of sheet and light gauge products. End-use markets include beverage and food cans, electronics and construction and industrial products and foil. The beverage can market represents the largest end-use market in terms of volume. Recycling is an important part of our Korean operations with recycling facilities at both the Ulsan and Yeongju facilities. Metal from recycled aluminum purchases represented 31% of Asia’s total shipments in fiscal 2011. We believe that Asia is well-positioned to benefit from further economic development in China as well as other parts of Asia.
In May 2011, we announced plans to invest approximately $400 million to expand our aluminum rolling and recycling operations in South Korea in response to the growing demand in Asia and the Middle East. The rolling expansion, which will include investments in both hot rolling and cold rolling operations, will increase our aluminum sheet capacity in Asia to 1000 kt annually. A response to projected market growth in the region, the move is designed to rapidly bring to market high-quality aluminum rolling capacity aligned with the projected needs of a growing customer base. The new capacity is expected to come on stream in late fiscal 2013. The expansion will increase Novelis’ aluminum sheet capacity in Asia by more than 50 percent, and will also include the construction of a state-of-the-art recycling center for used aluminum beverage cans and a casting operation.
     South America
          As of March 31, 2011, South America operates two rolling plants along with one primary aluminum smelter and a hydro-electric power plant, all of which are located in Brazil. South America manufactures aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial, foil and other packaging and transportation end-use applications. Beverage and food can represent the largest end-use application in terms of shipment volume. Our operations in South America include a smelters used by our Brazilian aluminum rolled products operations, with any excess production being sold on the market in the form of aluminum billets, and a hydro-electric power plant which we use to generate a portion of our own power requirements. Additionally, we own bauxite mines and reserves which are not currently operational.
          In May 2009, we ceased the production of alumina at our Ouro Preto facility in Brazil as the sustained decline in alumina prices made alumina production economically unfeasible. In light of the alumina and aluminum pricing environment, we closed our Aratu facility in Candeias, Brazil in December 2010. In response to the growing demand for our products in South America, in May 2010 we announced a plan to invest nearly $300 million to expand our aluminum rolling operations in Brazil to increase the plant’s capacity by more than 50% to approximately 600 kt of aluminum sheet per year. The project is expected to be completed by late fiscal 2012.
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
     Aluminum
          We obtain aluminum from a number of sources, including the following:
          Primary Aluminum Sourcing. We purchased or tolled approximately 1,900 kt of primary aluminum in fiscal 2011 in the form of sheet ingot, standard ingot and molten metal, approximately 50% of which we purchased from Alcan. Following our spin-off from Alcan, we have continued to purchase aluminum from Alcan pursuant to metal supply agreements. Our primary aluminum contracts with Alcan were renegotiated and the amended agreements took effect on January 1, 2008.
          Primary Aluminum Production. We produced approximately 78 kt of our own primary aluminum requirements in fiscal 2011 through our smelter and related facilities in Brazil.
          Recycled Aluminum Products. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we take recycled processed material from their fabricating activity and re-melt, cast and roll it to re-supply them with aluminum sheet. Other sources of recycled material include lithographic plates, where over 90% of aluminum used is recycled, and products with longer lifespans, like cars and buildings, which are starting to become high volume sources of recycled material. We purchased or tolled approximately 1,000 kt of recycled material inputs in fiscal 2011 and are making recycling investments in Europe, Korea and South America to increase the amount of recycled material we use as raw materials.
          The majority of recycled material we re-melt is directed back through can-stock plants. The net effect of all recycling activities in terms of total shipments of rolled products is that approximately 33% of our aluminum rolled products production for fiscal 2011 was made with recycled material.
     Energy
          We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In fiscal 2011, natural gas and electricity represented approximately 83% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelter in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the purchase of derivative instruments. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.
          A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements. When the market price of energy is above the fixed price within the contract, we are subject to the credit risk of the counterparty in terms of fulfilling the contract to its term, including those favorable contracts which were existent at the date of the Arrangement and for which an intangible asset was recorded in purchase accounting.

          Our South America segment has its own hydroelectric facility that meets approximately 45% of its total electricity requirements. We have a mixture of self-generated electricity, long term and shorter term contracts. We may continue to face challenges renewing our South American energy supply contracts at rates which enable profitable operation of our full smelter capacity.
     Others
          We also have bauxite and alumina requirements. We will satisfy some of our alumina requirements for the near term pursuant to an alumina supply agreement we have entered into with Alcan.
Our Customers
          Although we provide products to a wide variety of customers in each of the markets that we serve, we have experienced consolidation trends among our customers in many of our key end-use markets. In fiscal 2011, approximately 50% of our total net sales were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage and Food Cans	Transportation
Anheuser-Busch InBev	Audi Worldwide Company
Affiliates of Ball Corporation	BMW Group International
Can-Pack S.A.	Daimler AG
Various bottlers of the Coca-Cola System	Ford Motor Company
Crown Cork & Seal Company	General Motors
Rexam plc	Hyundai Motor Company
Jaguar Land Rover
Volvo Group

Construction, Industrial and Other	Electronics
Agfa-Gevaert N.V.	LG
Amcor Limited	Samsung
Kodak Polychrome Graphics GmbH
Lotte Aluminum Co. Ltd.
Pactiv Corporation
Ryerson Inc.
Tetra Pak Ltd.
          In our single largest end-use market, beverage can sheet, we sell directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we also operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us. Among these umbrella agreements is an agreement with several North American bottlers of Coca-Cola branded products, including Coca-Cola Bottlers’ Sales and Services. Under this agreement, we shipped approximately 349 kt of beverage can sheet (including tolled metal) during fiscal 2011. These shipments were made to, and we received payment from, our direct customers, who are the beverage can fabricators that sell beverage cans to the Coca-Cola associated bottlers. Under the agreement, bottlers in the Coca-Cola system may join this agreement by committing a specified percentage of the can sheet required by their can fabricators to us.
          The table below shows our net sales to Rexam Plc (Rexam) and Anheuser-Busch InBev (Anheuser-Busch), our two largest customers, as a percentage of total Net sales.

	Year Ended
	March 31,
	2011	2010	2009
Rexam	15%	16%	17%
Anheuser-Busch	13%	11%	7%

Distribution and Backlog
          We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and distributors.

	Year Ended
	March 31,
	2011	2010	2009
Direct sales as a percentage of total net sales	92%	93%	93%
Distributor sales as a percentage of total net sales	8%	7%	7%
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

	Year Ended
	March 31,
	2011	2010	2009
Research and development expenses	$40	$38	$41
          We conduct research and development activities at our plants in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 210 employees dedicated to research and development, located in many of our plants and research center.

Our Employees
          The table below summarizes our approximate number of employees by region.

	North			South
Employees	America	Europe	Asia	America	Total
March 31, 2011	3,100	4,650	1,500	1,600	10,850
March 31, 2010	2,900	4,750	1,500	1,900	11,050
          Approximately 63% of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of different durations.
          We experienced a work stoppage at our Korean facilities for 12 days in August 2010. While this work stoppage resulted in a wage increase of approximately 15% for the workers at our Korean facilities, it did not have a material impact on our results of operations. We have not experienced a prolonged labor stoppage in any of our principal facilities during the last decade.
Intellectual Property
          In connection with our spin-off, Alcan has assigned or licensed to Novelis a number of important patents, trademarks and other intellectual property rights owned or previously owned by Alcan and required for our business. Ownership of certain intellectual property that is used by both us and Alcan is owned by one of us, and licensed to the other. Certain specific intellectual property rights, which have been determined to be exclusively useful to us or which were required to be transferred to us for regulatory reasons, have been assigned to us with no license back to Alcan.
          We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, we apply for patents in the appropriate jurisdictions, including the United States and Canada. We currently hold patents and patent applications on approximately 175 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
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
          Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $1 million in fiscal 2011. We expect these capital expenditures will be approximately $5 million and $2 million in fiscal 2012 and 2013, respectively. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $18 million in fiscal 2011, and are expected to be $34 million and $27 million in fiscal 2012 and 2013, respectively. Generally, expenses for environmental protection are recorded in Cost of goods sold. However, significant remediation costs that are not associated with on-going operations are recorded in Other (income) expenses, net.
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
          Our ten largest customers accounted for approximately 50%, 48% and 45% of our total net sales for the year ended March 31, 2011, 2010 and 2009, respectively, with Rexam Plc, a leading global beverage can maker, and its affiliates representing approximately 13%, 16% and 17% of our total net sales in the respective periods. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations and cash flows. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Business — Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to obtain cost savings and other benefits.
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
          We consume substantial amounts of energy in our rolling operations, cast house operations and a Brazilian smelting operation. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including:
•	increases in costs of natural gas;

•	significant increases in costs of supplied electricity or fuel oil related to transportation;

•	interruptions in energy supply due to equipment failure or other causes;

•	the inability to extend energy supply contracts upon expiration on economical terms; and

•	the inability to pass through energy costs in certain sales contracts.
          In addition, global climate change may increase our costs for energy sources, supplies or raw materials. See “— We may be affected by global climate change or by legal, regulatory or market responses to such change.” If energy costs were to rise, or if energy supplies or supply arrangements were disrupted, our profitability and cash flows could decline.
A deterioration of our financial position or a downgrade of our ratings by a credit rating agency could increase our borrowing costs and our business relationships could be adversely affected.
          A deterioration of our financial position or a downgrade of our ratings for any reason could increase our borrowing costs and have an adverse effect on our business relationships with customers, suppliers and hedging counterparties. From time to time, we enter into various forms of hedging activities against currency, interest rate or metal price fluctuations and trade metal contracts on the LME. Financial strength and credit ratings are important to the availability and pricing of these hedging and trading activities. As a result, any downgrade of our credit ratings may make it more costly for us to engage in these activities, and changes to our level of indebtedness may make it more difficult or costly for us to engage in these activities in the future.
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
          We prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies, primarily the euro, the Korean won and the Brazilian real. Changes in exchange rates will result in increases or decreases in our operating results and may also affect the book value of our assets located outside the U.S.
Most of our facilities are staffed by a unionized workforce, and union disputes and other employee relations issues could materially adversely affect our financial results.
          Approximately 63% of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future. For example, we experienced a work stoppage at our Korean facilities for 12 days in August 2010. While this work stoppage resulted in a wage increase of approximately 15% for the workers at our Korean facilities, it did not have a material impact on our results of operations. However, any future extended work stoppages could have a material adverse effect on our financial results and cash flows.
We could be adversely affected by disruptions of our operations.
          Breakdown of equipment or other events, including catastrophic events such as war or natural disasters, leading to production interruptions at our plants could have a material adverse effect on our financial results and cash flows. Further, because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, those customers that have to reschedule their own production due to our missed deliveries could pursue claims against us and reduce their future business with us. We may incur costs to correct any of these problems, in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed, resulting in a loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies would not cover all of our losses.
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
          In addition, although relations between the Republic of Korea (which we refer to as Korea) and the Democratic People’s Republic of Korea (which we refer to as North Korea) have been tense throughout Korea’s modern history, North Korea’s recent artillery attack on Korea’s Yeonpyeong Island has vastly increased such tensions. There can be no assurance that the level of tension on the Korean peninsula will not escalate in the future. Further attacks may occur on Korea, including on areas in which we operate, which could have a material adverse affect on our operations. If military hostilities continue or increase between North Korea and Korea or the United States, the region could become further destabilized and our operations could be halted, and any such hostilities could have a material adverse effect on our operations.
Economic conditions could negatively affect our financial condition and results of operations.
          Our financial condition and results of operations depend significantly on worldwide economic conditions. These economic conditions deteriorated significantly in many countries and regions in which we do business during and after the difficult global capital market conditions in 2008 and 2009, which resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, currency and equity markets.
          We are unable to predict the timing and rate at which industry variables may fully recover or future adverse changes in worldwide economic conditions. Uncertainty about current or future global economic conditions poses a risk as our customers may postpone purchases in response to tighter credit and negative financial news, which could adversely impact demand for our products. In addition, there can be no assurance that the actions we have taken or may take in response to the economic conditions will be sufficient to counter any continuation or reoccurrence of the downturn or disruptions. A significant global economic downturn or disruptions in the financial markets could have a material adverse effect on our financial condition and results of operations.
Our results of operations, cash flows and liquidity could be adversely affected if we were unable to purchase derivative instruments or if counterparties to our derivative instruments fail to honor their agreements.
          We use various derivative instruments to manage the risks arising from fluctuations in aluminum prices, exchange rates, energy prices and interest rates. If for any reason we were unable to purchase derivative instruments to manage these risks or were unsuccessful in passing through the costs of our risk management activities, our results of operations, cash flows and liquidity could be adversely affected. In addition, we may be exposed to losses in the future if the counterparties to our derivative instruments fail to honor their agreements. In particular, deterioration in the financial condition of our counterparties and any resulting failure to pay amounts owed to us or to perform obligations or services owed to us could have a negative effect on our business and financial condition. Further, if major financial institutions continue to consolidate and are forced to operate under more restrictive capital constraints and regulations, there could be less liquidity in the derivative markets, which could have a negative effect on our ability to hedge and transact with creditworthy counterparties.
New derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.
          We use over-the-counter (OTC) derivatives products to hedge our metal commodity risks and, to a lesser extent, our interest rate and currency risks. Recent legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. Final regulations pursuant to this legislation defining which companies will be subject to the legislation have not yet been adopted. If future regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities.

During many operating periods, we utilize substantially all of our production capacity, which may put us at a competitive disadvantage since we may be unable to take on additional volumes to meet our customers’ needs or acquire new business. Therefore, we may lose future business to competitors with available capacity.
          During fiscal year 2011, we operated at or near capacity across our system of plants worldwide. We anticipate that we will continue to make capital investments in our facilities to upgrade our technology and processes and attempt to expand the output capacity of our existing equipment and facilities, but our capacity expansion may not be sufficient to match the level of future demand increases. To the extent other rolled aluminum products manufacturers have available capacity at levels that exceed ours, we may be at a competitive disadvantage in our efforts to increase volumes from a current customer or to win significant new customer opportunities.
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
          A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment or slower growth rates could result in the need to perform additional impairment analysis in future periods. If we were to conclude that a write-down of goodwill or other intangible assets is necessary, then we would record such additional charges, which could materially adversely affect our results of operations.
As part of our ongoing evaluation of our operations, we may undertake additional restructuring efforts in the future which could in some instances result in significant severance-related costs, environmental remediation expenses and impairment and other restructuring charges.
          We recorded restructuring charges of $34 million for the year ended March 31, 2011 and $14 million for the year ended March 31, 2010. During these periods, we announced, among others, the following restructuring actions and programs:
•	the relocation of our North American headquarters from Cleveland, Ohio to Atlanta, Georgia;

•	the shutdown of our Aratu facility located in Candeias, Brazil; and

•	the cessation of foil rolling activities and part of the packaging business at our facility located in Bridgnorth, U.K.
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
          As part of our strategy for growth, we may pursue acquisitions, divestitures or strategic alliances, which may not be completed or, if completed, may not be ultimately beneficial to us. There are numerous risks commonly encountered in strategic transactions, including the risk that we may not be able to complete a transaction that has been announced, effectively integrate businesses acquired or generate the cost savings and synergies anticipated. Failure to do so could have a material adverse effect on our financial results.
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
We face risks relating to certain joint ventures and subsidiaries that we do not entirely control. Our ability to access cash from these entities may be more restricted than if these entities were wholly-owned subsidiaries.
          Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly own. These entities include our Norf, Germany; Logan, Kentucky; and Evermore Recycling joint ventures, as well as our majority-owned Korean and Malaysian subsidiaries. Our Malaysian subsidiary is a public company whose shares are listed for trading on the Bursa Malaysia. Under the governing documents, agreements or securities laws applicable to or stock exchange listing rules relative to certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. In addition, we do not solely determine certain key matters, such as the timing and amount of cash distributions from these entities. As a result, our ability to access cash from these entities may be more restricted than if they were wholly-owned entities. Further, in some cases we do not have rights to prevent a joint venture partner from selling its joint venture interests to a third party.
Hindalco and its interests as equity holder may conflict with the interests of the holders of our senior notes in the future.
          Novelis is an indirectly wholly-owned subsidiary of Hindalco. As a result, Hindalco may exercise control over our decisions to enter into any corporate transaction or capital restructuring and has the ability to approve or prevent any transaction that requires the approval of our shareholder. Hindalco may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its equity investment, even though such transactions might involve risks to holders of our Senior Notes.

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
          Our sheet ingot requirements have historically been, in part, supplied by Rio Tinto Alcan pursuant to agreements with us. For the year ended March 31, 2011, we purchased the majority of our third party sheet ingot requirements from Rio Tinto Alcan’s primary metal group. If Rio Tinto Alcan or any other significant supplier of sheet ingot is unable to deliver sufficient quantities of this material on a timely basis, our production may be disrupted and our net sales, profitability and cash flows could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers of sheet ingot could be time consuming and expensive.
          In addition, our continuous casting operations at our Saguenay Works, Canada facility depend upon a local supply of molten aluminum from Rio Tinto Alcan. For the fiscal year ended March 31, 2011, Rio Tinto Alcan’s primary metal group supplied most of the molten aluminum used at Saguenay Works. If this supply were to be disrupted, our Saguenay Works production could be interrupted and our net sales, profitability and cash flows could be materially adversely affected.
We face significant price and other forms of competition from other aluminum rolled products producers, which could hurt our results of operations and cash flows.
          Generally, the markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers’ specifications, range of products offered, lead times, technical support and customer service. Some of our competitors may benefit from greater capital resources, have more efficient technologies, have lower raw material and energy costs and may be able to sustain longer periods of price competition. In particular, we face increased competition from producers in China, which have significantly lower production costs and pricing. This lower pricing could erode the market prices of our products in the Chinese market and elsewhere.
          In addition, our competitive position within the global aluminum rolled products industry may be affected by, among other things, the recent trend toward consolidation among our competitors, exchange rate fluctuations that may make our products less competitive in relation to the products of companies based in other countries (despite the U.S. dollar-based input cost and the marginal costs of shipping) and economies of scale in purchasing, production and sales, which accrue to the benefit of some of our competitors. For example, the price gap between the Shanghai Futures Exchange (SHFE) and the LME may make products manufactured in China with SHFE prices for aluminum more competitive compared to our products manufactured in Asia with LME prices for aluminum.
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

The seasonal nature of some of our customers’ industries could have a negative effect on our financial results and cash flows.
          The construction industry and the consumption of beer and soda are sensitive to weather conditions and as a result, demand for aluminum rolled products in the construction industry and for can feedstock can be seasonal. Our quarterly financial results could fluctuate as a result of climatic changes, and a prolonged series of cool summers in the different regions in which we conduct our business could have a material adverse effect on our financial results and cash flows.
We are subject to a broad range of environmental, health and safety laws and regulations, and we may be exposed to substantial environmental, health and safety costs and liabilities.
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
          The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close, divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Currently, we are involved in a number of compliance efforts, remediation activities and legal proceedings concerning environmental matters, including certain activities and proceedings arising under Superfund and comparable laws in U.S. states and other jurisdictions worldwide in which we have operations.
          We have established reserves for environmental remediation activities and liabilities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these reserves may not ultimately be adequate, especially in light of changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws including, for example, the possibility of increased regulation of the use of bisphenol-A, a chemical component commonly used in the coating of aluminum cans. Such future developments could result in increased environmental costs and liabilities and could require significant capital expenditures, any of which could have a material adverse effect on our financial condition, results or cash flows. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell property, receive full value for a property or use a property as collateral for a loan.
          Some of our current and potential operations are located or could be located in or near communities that may regard such operations as having a detrimental effect on their social and economic circumstances. Environmental laws typically provide for participation in permitting decisions, site remediation decisions and other matters. Concern about environmental justice issues also may affect our operations. Should such community objections be presented to government officials, the consequences of such a development may have a material adverse impact upon the profitability or, in extreme cases, the viability of an operation. In addition, such developments may adversely affect our ability to expand or enter into new operations in such location or elsewhere and may also have an effect on the cost of our environmental remediation projects.
          We use a variety of hazardous materials and chemicals in our rolling processes, as well as in our smelting operations in Brazil and in connection with maintenance work on our manufacturing facilities. Because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims or removal or re-treatment of such substances. Certain of our current and former facilities incorporate asbestos-containing materials, a hazardous substance that has been the subject of health-related claims for occupational exposure. In addition, although we have developed environmental, health and safety programs for our employees, including measures to reduce employee exposure to hazardous substances, and conduct regular assessments at our facilities, we are currently, and in the future may be, involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of occupational exposure to substances or other hazards at our current or former facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our results of operations and cash flows could be adversely affected.
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
          We are sometimes exposed to warranty and product liability claims. There can be no assurance that we will not experience material product liability losses arising from individual suits or class actions alleging product liability defects or related claims in the future and that these will not have a negative impact on us. We generally maintain insurance against many product liability risks, but there can be no assurance that this coverage will be adequate for any liabilities ultimately incurred. In addition, there is no assurance that insurance will continue to be available on terms acceptable to us. A successful claim that exceeds our available insurance coverage could have a material adverse effect on our financial results and cash flows.
We may be affected by global climate change or by legal, regulatory, or market responses to such change.
          There is a growing concern over climate change, which has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems and additional limits on emissions of greenhouse gases. New laws enacted could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell), which could result in an adverse effect on our financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us, our customers or our suppliers. Also, we rely on natural gas, electricity, fuel oil and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability.
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
Our substantial indebtedness could adversely affect our business.
          We are highly leveraged. As of March 31, 2011, we had $4.1 billion of indebtedness outstanding. Our substantial indebtedness and interest expense could have important consequences to our company and holders of notes, including:
•	limiting our ability to borrow additional amounts for working capital, capital expenditures or other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions, including volatility in LME prices;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation; and

•	limiting our ability or increasing the costs to refinance indebtedness.
The covenants in our senior secured credit facilities and the indentures governing our Senior Notes impose operating and financial restrictions on us.
          Our senior secured credit facilities and the indentures governing the notes impose certain operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:
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
          In addition, under our $800 million five-year multi-currency asset-backed revolving credit line and letter of credit facility (the 2010 ABL Facility), if (a) our excess availability under the 2010 ABL Facility is less than the greater of (i) 12.5% of the lesser of (x) the total 2010 ABL Facility commitment at any time and (y) the then applicable borrowing base and (ii) $90 million, at any time or (b) any event of default has occurred and is continuing, we are required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 until (1) such excess availability has subsequently been at least the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitments at such time and (y) the then applicable borrowing base for 30 consecutive days and (ii) $90 million and (2) no default is outstanding during such 30 day period.
          Further, under our $1.5 billion six-year term loan facility (the 2010 Term Loan Facility) we may not permit our total net leverage ratio as of the last day of our four consecutive quarters ending with any fiscal quarter to exceed ratios expected to begin at 4.75 to 1 and stepping down periodically at specified levels over the life of the facility. See Note 10 — Debt for additional discussion.
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          Our executive offices are located in Atlanta, Georgia. The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2011. The total number of operating facilities, research and development facilities, and recycling facility used by our operating segments as of March 31, 2011 are shown in the table below:

	Operating	Research
	Facilities	Facilities
North America	11	3
Europe	13	3
South America	3	—
Asia	3	1

Total	30	7

          Included above are operating facilities that we jointly own and operate with third parties. Please see detail below:
North America

Location	Plant Processes	Major End-Use Markets

Berea, Kentucky	Recycling	Recycled ingot
Burnaby, British Columbia	Finishing	Foil containers
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling	Recycled ingot
Kingston, Ontario	Cold rolling, finishing	Automotive, construction/industrial
Russellville, Kentucky(A)	Hot rolling, cold rolling, finishing, recycling	Can stock
Oswego, New York	Novelis Fusion(tm) casting, hot rolling, cold rolling, recycling, brazing, finishing	Can stock, construction/industrial, semi-finished coil
Saguenay, Quebec	Continuous casting, recycling	Semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Toronto, Ontario	Finishing	Foil, foil containers
Warren, Ohio	Coating	Can end stock

(A)	We own 40% of the outstanding common shares of Logan Aluminum Inc. (Logan), but we have made subsequent equipment investments such that our portion of Logan’s total machine hours has provided us approximately 55% of Logan’s total production.
          Our Oswego, New York facility operates modern equipment used for recycling beverage cans and other scrap metals, ingot casting, hot rolling, cold rolling and finishing. Oswego produces can stock as well as building and industrial products. Oswego also provides feedstock to our Kingston, Ontario facility, which produces heat-treated automotive sheet and products for construction and industrial applications, and to our Fairmont, West Virginia facility, which produces light gauge sheet.
          Our Russellville, Kentucky facility (referred to herein as Logan) is a processing joint venture between us and Arco Aluminum Inc. (ARCO), a subsidiary of a consortium of Japanese companies. Our equity investment in the joint venture is 40%, while ARCO holds the remaining 60% of common shares, but we have made subsequent equipment investments such that our portion of Logan’s total machine hours provide us with approximately 55% of Logan’s total production. Logan, which was built in 1985, is the newest and largest rolling mill in North America. Logan operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. Logan is a dedicated manufacturer of aluminum sheet products for the can stock market with modern equipment, an efficient workforce and product focus. A portion of the can end stock is coated at North America’s Warren, Ohio facility, in addition to Logan’s on-site coating assets. Together with ARCO, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the transformed products. All of the fixed assets at Logan are directly owned by us and ARCO in varying ownership percentages or solely by each party.
          We share control of the management of Logan with ARCO through a board of directors with seven voting members on which we appoint four members and ARCO appoints three members. Management of Logan is led jointly by two executive officers who are subject to approval by at least five members of the board of directors. On April 4, 2011, a consortium of Japanese companies, agreed to purchase ARCO’s share of Logan. The transaction does not impact our interest in Logan.

          Our Saguenay, Quebec facility operates the world’s largest continuous caster, which produces feedstock for our two foil rolling plants located in Terre Haute, Indiana; and Fairmont, West Virginia. The continuous caster was developed through internal research and development and we own the process technology. Our Saguenay facility sources molten metal under long-term supply arrangements we have with Rio Tinto Alcan.
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
Europe

Location	Plant Processes	Major End-Use Markets

Berlin, Germany	Converting	Packaging
Bresso, Italy	Finishing, painting	Painted sheet, architectural
Bridgnorth, U.K.(A)	Foil rolling, finishing, converting	Foil, packaging
Dudelange, Luxembourg	Continuous casting, foil rolling, finishing	Foil
Göttingen, Germany	Cold rolling, finishing, painting	Can end, can tab, food can, lithographic, painted sheet
Latchford, U.K.	Recycling	Sheet ingot from recycled metal
Ludenscheid, Germany	Foil rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing, painting	Automotive, can end, industrial, painted sheet, architectural
Norf, Germany(B)	Hot rolling, cold rolling	Can stock, foilstock, feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling, finishing	Coil for Bresso, industrial
Rugles, France	Continuous casting, foil rolling, finishing	Foil
Sierre, Switzerland(C)	Novelis Fusion(tm) casting, hot rolling, cold rolling, finishing	Automotive sheet, industrial

(A)	On March 1, 2011, we announced the sale of our printed confectionery foil packaging business at Bridgnorth, UK. The transaction is associated with the previously announced closure of the Bridgnorth aluminum foil rolling and laminating activities, which ceased operations at the end of April 2011.

(B)	Operated as a 50/50 joint venture between us and Hydro Aluminum Deutschland GmbH (Hydro).

(C)	We have entered into an agreement with Rio Tinto Alcan pursuant to which Rio Tinto Alcan retains access to the plate production capacity, which represents a significant portion of the total production capacity of the Sierre hot mill.
          Aluminium Norf GmbH (Norf) in Germany, a 50/50 production-sharing joint venture between us and Hydro, is a large scale, modern manufacturing hub for several of our operations in Europe, and is the largest aluminum rolling mill and remelting operation in the world. Norf supplies hot coil for further processing through cold rolling to some of our other plants, including Göttingen and Nachterstedt in Germany and provides foilstock to our plants in Ohle and Ludenscheid in Germany and Rugles in France. Together with Hydro, we operate Norf as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then transferred back to the supplying party on a pre-determined cost-plus basis. We own 50% of the equity interest in Norf and Hydro owns the other 50%. We share control of the management of Norf with Hydro through a jointly-controlled shareholders’ committee. Management of Norf is led jointly by two managing executives, one nominated by us and one nominated by Hydro.
          Our Göttingen plant has a paint line as well as lines for can end, food and lithographic sheet. Our Nachterstedt plant cold rolls and finishes mainly automotive sheet and can end stock. The Pieve plant, located near Milan, Italy, mainly produces continuous cast coil that is cold rolled into paintstock and sent to the Bresso, Italy plant for painting and some specialist finishing.
          The Dudelange and Rugles foil plants in Luxembourg and France, respectively, utilize continuous twin roll casting equipment and are two of the few foil plants in the world capable of producing 6 micron foil for aseptic packaging applications. The Sierre hot rolling plant in Switzerland, along with Nachterstedt in Germany, are Europe’s leading producers of automotive sheet in terms of shipments. Sierre also supplies plate stock to Rio Tinto Alcan.
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
Asia

Location	Plant Processes	Major End-Use Markets

Bukit Raja, Malaysia(A)	Continuous casting, cold rolling, coating	Construction/industrial, heavy and light gauge foils
Ulsan, Korea(B)	Novelis Fusion(tm) casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, electronics, foilstock, and recycled material
Yeongju, Korea(C)	Hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, electronics, foilstock and recycled material

(A)	Ownership of the Bukit Raja plant corresponds to our 59% equity interest in Aluminium Company of Malaysia Berhad.

(B)	We hold a 68% equity interest in the Ulsan plant.

(C)	We hold a 68% equity interest in the Yeongju plant.
          Our Korean subsidiary, in which we hold a 68% interest, was formed through acquisitions in 1999 and 2000. Since our acquisitions, product capability has been developed to address higher value and more technically advanced markets such as can sheet.
          We hold a 59% equity interest in the Aluminum Company of Malaysia Berhad, a publicly traded company that operates from Bukit Raja, Selangor, Malaysia.
          Unlike our production sharing joint ventures at Norf, Germany and Logan, Kentucky, our Korean partners are financial partners and we market 100% of the plants’ output.
          Asia also operates recycling furnaces at both its Ulsan and Yeongju facilities in Korea for the conversion of customer and third party recycled aluminum. The Ulsan and Yeongju facilities utilized used beverage cans and other recycled scrap material for 31% of their aluminum supply during fiscal 2011. In response to the growing demand for our products, we announced that we will invest approximately $400 million to expand our rolling and recycling operations in South Korea.
South America

Location	Plant Processes	Major End-Use Markets

Pindamonhangaba, Brazil	Hot rolling, cold rolling, recycling, finishing	Construction/industrial, can stock, foilstock, recycled ingot
Utinga, Brazil	Foil rolling, finishing	Foil
Ouro Preto, Brazil(A)	Smelting	Primary aluminum (sheet ingot and billets)
Aratu, Brazil(B)	Smelting	Primary aluminum (sheet ingot)

(A)	In May 2009, we ceased the production of commercial grade alumina at our Ouro Preto facility in Brazil.

(B)	In December 2010, we closed our Aratu facility in Brazil.

          Our Pindamonhangaba (Pinda) rolling and recycling facility in Brazil has an integrated process that includes recycling, sheet ingot casting, hot mill and cold mill operations. A leased coating line produces painted products, including can end stock. Pinda supplies foilstock to our Utinga foil plant, which produces converter, household and container foil.
          Pinda is the largest aluminum rolling and recycling facility in South America in terms of shipments and the only facility in South America capable of producing can body and end stock. Pinda recycles primarily used beverage cans, and is engaged in tolling recycled metal for our customers. In response to the growing demand for our products in South America, in May 2010 we announced a plan to invest nearly $300 million to expand our aluminum rolling operations in Pinda. The expansion will increase the plant’s capacity by more than 50% to approximately 600 kt of aluminum sheet per year. The project is expected to come on stream in late 2012.
          During fiscal 2009, we conducted bauxite mining, alumina refining, primary aluminum smelting and hydro-electric power generation operations at our Ouro Preto, Brazil facility. Our owned power generation supplies approximately 65% of our smelter needs. We also own the mining rights to bauxite reserves in the Ouro Preto, Cataguases and Carangola regions.
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
          In December 2010, we closed our primary aluminum smelting operations at our Aratu facility in Candeias, Brazil. The closure was in response to high operating costs and lack of a competitively priced energy supply.
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
Item 6. Selected Financial Data
          The selected consolidated financial data presented below as of and for the years ended March 31, 2011, 2010 and 2009; the periods May 16, 2007 through March 31, 2008 and April 1, 2007 through May 15, 2007; as of and for the three months ended March 31, 2007 and as of and for the year ended December 31, 2006 were derived from the audited consolidated financial statements of Novelis Inc. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the respective periods and the related notes included elsewhere in this Form 10-K.
          As of May 15, 2007, all of our common shares were indirectly held by Hindalco; thus, earnings per share data are not reported. Amounts in the table below are in millions, except per share amounts.

				May 16,	April 1,	Three
				2007	2007	Months
	Year Ended			Through	Through	Ended	Year Ended
	March 31,			March 31,	May 15,	March 31,	December 31,
	2011	2010	2009	2008(A)	2007(A)	2007(B)	2006
	Successor	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor
Net sales	$10,577	$8,673	$10,177	$9,965	$1,281	$2,630	$9,849
Net income (loss) attributable to our common shareholder(C)	$116	$405	$(1,910)	$(53)	$(97)	$(64)	$(275)
Return of capital per common share(D)	$1,700,000	$—	$—	$—	$—	$—	$0.20

	March 31,	March 31,	March 31,	March 31,	March 31,	December 31,
	2011	2010	2009	2008	2007	2006
	Successor	Successor	Successor	Successor	Predecessor	Predecessor
Total assets(A)	$8,296	$7,762	$7,567	$10,737	$5,970	$5,792
Long-term debt (including current portion)	$4,086	$2,596	$2,559	$2,575	$2,300	$2,302
Short-term borrowings	$17	$75	$264	$115	$245	$133
Cash and cash equivalents	$311	$437	$248	$326	$128	$73
Shareholders’/invested equity	$445	$1,869	$1,419	$3,490	$175	$195

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

Business Combinations (FASB 141), the applicable accounting standard at the Arrangement date. Due to the impact of push down accounting, the Company’s selected financial data for the year ended March 31, 2008 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through March 31, 2008, labeled “Successor”). The table above includes a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

The consideration paid by Hindalco to acquire Novelis has been pushed down to us and allocated to the assets acquired and liabilities assumed based on our estimates of fair value, using methodologies and assumptions that we believe are reasonable. This allocation of fair value results in additional charges or income to our post-acquisition consolidated statements of operations.

(B)	On June 26, 2007, our board of directors approved the change of our fiscal year end to March 31 from December 31. On June 28, 2007, we filed a Transition Report on Form 10-Q for the three month period ended March 31, 2007 with the United States Securities and Exchange Commission (SEC) pursuant to Rule 13a-10 under the Securities Exchange Act of 1934 for transition period reporting.

(C)	Net income (loss) attributable to our common shareholder for the year ended March 31, 2009 includes non-cash pre-tax impairment charges of $1.5 billion, and certain non-recurring expenses that were incurred related to the acquisition by Hindalco. The three months ended March 31, 2007 and the period May 16, 2007 through March 31, 2008 each include $32 million of sales transaction fees. The period May 16, 2007 through March 31, 2008 also includes $45 million of stock compensation expense related to the Arrangement.

(D)	On December 17, 2010, we paid $1.7 billion to our shareholder as a return of capital.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW AND REFERENCES
          Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, electronics, construction and industrial, and foil products markets. As of March 31, 2011, we had operations in eleven countries on four continents: 30 operating plants, seven research and development facilities and 3 recycling facilities. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.
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

     Amalgamation of AV Aluminum Inc. and Novelis Inc.
          Effective September 29, 2010, in connection with an internal restructuring transaction and pursuant to articles of amalgamation under the Canadian Business Corporations Act, we were amalgamated (the Amalgamation) with our direct parent AV Aluminum Inc., a Canadian corporation (AV Aluminum), to form an amalgamated corporation named Novelis Inc., also a Canadian corporation.
          As a result of the Amalgamation, we and AV Aluminum continue our corporate existence, the amalgamated Novelis Inc. remains liable for all of our and AV Aluminum’s obligations, and we continue to own all of our respective property. Since AV Aluminum was a holding company whose sole asset was the shares of the pre amalgamated Novelis, our business, management, board of directors and corporate governance procedures following the Amalgamation are identical to those of Novelis immediately prior to the Amalgamation. Novelis Inc., like AV Aluminum, remains an indirect, wholly-owned subsidiary of Hindalco. We have retrospectively recast all periods presented to reflect the amalgamated companies.
HIGHLIGHTS
          Fiscal 2011 was a solid year for Novelis with the efforts of fiscal 2010 and 2011 producing strong results throughout the organization. Novelis has now recovered from the global economic downturn, and the results from fiscal 2011 create a baseline for future growth and improvement of the organization. We operated at or near capacity in all of our regions for most of fiscal 2011, which reflects the strong demand we experienced in our core end-use markets.
•	Net sales for fiscal 2011 were $10.6 billion, an increase of 22% compared to net sales of $8.7 billion reported for fiscal 2010. Shipments of flat rolled products totaled 2,969 kt in fiscal 2011, an increase of 10% compared to shipments of 2,708 kt in fiscal 2010, which reflects strong demand across all our regions in fiscal 2011. Additionally, average London Metal Exchange (LME) aluminum prices for fiscal 2011 increased 21% as compared to fiscal 2010.

•	We reported a pre-tax income of $243 million for fiscal 2011, which includes $84 million of loss on extinguishment of our debt and $64 million of unrealized losses on derivatives. Current year results also include $34 million of restructuring expenses. Net income attributable to our common shareholder for fiscal 2011 was $116 million.

•	We reported pre-tax income of $727 million for fiscal 2010, which includes $578 million of unrealized gains on derivatives. Prior year results also include $14 million of restructuring expenses. Net income attributable to our common shareholder for fiscal 2010 was $405 million.

•	Operating cash flow for fiscal 2011 was strong and we ended the year with $1.1 billion of liquidity and $311 million of cash on hand at March 31, 2011. We had $1.0 billion of liquidity and $437 million of cash on hand as of March 31, 2010. Our relatively stable liquidity and cash position were attained in light of refinancing transactions to raise $4.8 billion in debt funding and returning $1.7 billion in capital to our shareholder.
BUSINESS AND INDUSTRY CLIMATE
          We have experienced strong end customer demand across our regions and core end-use product categories during fiscal 2011. We operated at or near capacity in all our regions throughout the year. We have seen volumes return to levels enjoyed before the global economic downturn, and we now have an asset configuration that is more focused on our core end-use product categories.

Key Sales and Shipment Trends
(In millions, except Shipments which are in kt)

					Year					Year
	Three Months Ended				Ended	Three Months Ended				Ended
	June 30,	Sept 30,	Dec 31,	March 31,	March 31,	June 30,	Sept 30,	Dec 31,	March 31,	March 31,
	2009	2009	2009	2010	2010	2010	2010	2010	2011	2011
(Successor)
Net sales	$1,960	$2,181	$2,112	$2,420	$8,673	$2,533	$2,524	$2,560	$2,960	$10,577
% increase (decrease) in net sales versus comparable previous year period	(37)%	(26)%	(3)%	25%	(15)%	29%	16%	21%	22%	22%
Rolled product shipments:
North America	254	258	243	274	1,029	278	285	262	280	1,105
Europe	185	203	188	227	803	232	227	208	240	907
Asia	130	139	134	129	532	146	134	148	152	580
South America	81	93	84	86	344	90	91	97	99	377

Total	650	693	649	716	2,708	746	737	715	771	2,969

Beverage and food cans	396	407	371	406	1,580	425	429	424	453	1,731
All other rolled products	254	286	278	310	1,128	321	308	291	318	1,238

Total	650	693	649	716	2,708	746	737	715	771	2,969

Percentage increase (decrease) in rolled products shipments versus comparable previous year period:
North America	(11)%	(12)%	—%	11%	(4)%	9%	10%	8%	2%	7%
Europe	(32)%	(20)%	(5)%	21%	(12)%	25%	12%	11%	6%	13%
Asia	(2)%	14%	26%	50%	19%	12%	(4)%	10%	18%	9%
South America	(7)%	7%	(3)%	1%	(1)%	11%	(2)%	15%	15%	10%

Total	(16)%	(8)%	3%	18%	(2)%	15%	6%	10%	8%	10%

Beverage and food cans	(5)%	(2)%	2%	12%	1%	7%	5%	14%	12%	10%
All other rolled products	(29)%	(16)%	3%	27%	(7)%	26%	8%	5%	3%	10%

Total	(16)%	(8)%	3%	18%	(2)%	15%	6%	10%	8%	10%

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

     LME
          The average and closing aluminum prices based upon the LME for the years ended March 31, 2011, 2010 and 2009 are as follows:

				Percent Change
				Year Ended	Year Ended
				March 31, 2011	March 31, 2010
	Year Ended March 31,			versus	versus
London Metal Exchange Prices	2011	2010	2009	March 31, 2010	March 31, 2009
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,288	$1,366	$2,935	67%	(53)%
Average cash price during period	$2,257	$1,866	$2,227	21%	(16)%
Closing cash price as of end of period	$2,600	$2,288	$1,366	14%	67%
          LME prices were fairly steady during the first eight months of fiscal 2011, fluctuating within a $200 per tonne band, and then increasing steadily after November to $2,600 on March 31, 2011. This compares to the dramatic decreases in LME prices in fiscal 2009 and increases in fiscal 2010. As a result, we recorded $5 million and $123 million of net gains on changes in fair value of metal derivatives during fiscal 2011 and fiscal 2010, respectively, as compared to $561 million of net losses on changes in fair value of metal derivatives during fiscal 2009.
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
     Metal Price Ceilings
          In the past, we had contracts that contained a ceiling over which metal prices could not be contractually passed through to certain customers. The last of these contracts expired on December 31, 2009, and we entered into a new multi-year agreement to continue supplying similar volumes to the same customer. This new agreement became effective January 1, 2010, and does not contain a metal price ceiling.
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
          In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established reserves totaling $655 million as of May 15, 2007 to record these sales contracts with metal price ceilings at fair value. These reserves were accreted into net sales over the term of the underlying contracts. This accretion had no impact on cash flow. For fiscal 2010 and 2009, we recorded accretion of $152 million and $233 million, respectively. With the expiration of the last contract with a price ceiling, the balance of the reserve was zero at December 31, 2009, so there was no accretion during the year ended March 31, 2011.
     Foreign Exchange Impact
          We operate a global business and conduct business in various currencies around the world. Fluctuations in foreign exchange rates also impact our operating results. We recognize foreign exchange gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period as well as the average of the month-end exchange rates for each of the past three fiscal years.

	Exchange Rate as of			Average Exchange Rate
	March 31,			Year Ended March 31,
	2011	2010	2009	2011	2010	2009
U.S. dollar per Euro	1.419	1.353	1.328	1.325	1.414	1.411
Brazilian real per U.S. dollar	1.627	1.784	2.301	1.718	1.861	1.982
South Korean won per U.S. dollar	1,107	1,131	1,337	1,151	1,213	1,221
Canadian dollar per U.S. dollar	0.971	1.014	1.258	1.021	1.085	1.134
          During fiscal 2011, the U.S. dollar weakened as compared to the local currency in all our regions. In Europe and Asia, the weakening of the U.S. dollar resulted in foreign exchange gains as these operations use the local currency as the functional currency. In North America and Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and metal costs and local currency operating costs, we incurred foreign exchange losses.
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
          See “Segment Review” below for each of the periods presented for additional discussion of the impact of foreign exchange on the results of each region.
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

Results of Operations
     Year Ended March 31, 2011 Compared with the Year Ended March 31, 2010
          We experienced strong demand across all our regions during the year ended March 31, 2011, and are operating at or near capacity in all regions. Net sales for the year ended March 31, 2011 increased $1.9 billion, or 22%, as compared to the year ended March 31, 2010 primarily as a result of increases in LME prices and volumes. The prior year sales amount includes $152 million of non-cash accretion on can price ceiling contracts which did not benefit the current year.
          Cost of goods sold (exclusive of depreciation and amortization) for the year ended March 31, 2011 increased $2.0 billion, or 28%, as compared to the year ended March 31, 2010 which reflects higher LME prices and increased volume. Increased input cost pressures were partially offset by our prior sustained cost cutting measures.
          Additionally, we had $107 million of gains on realized derivatives during the year ended March 31, 2011, $5 million of which were deferred in Other comprehensive income (loss), as compared to $384 million of losses on realized derivatives during the same period of the prior year. These amounts are reported in Gain (loss) on change in fair value of derivative instruments, net and offset year-over-year impacts of changes in metal prices, foreign currency exchange rates and other input costs on Net sales and Cost of goods sold (exclusive of depreciation and amortization).
          Income before income taxes for the year ended March 31, 2011 was $243 million, a decrease of $484 million, or 67%, compared to the $727 million reported in fiscal 2010. The positive effects from operations discussed above were more than offset by the following items:
•	$64 million of losses on unrealized derivatives for the year ended March 31, 2011 compared to $578 million of gains for the year ended March 31, 2010

•	$84 million of loss on early extinguishment of debt related to the refinancing of our Term Loan facility, our 7.25% Notes and our 11.5% Notes during the year ended March 31, 2011

•	$34 million of net restructuring charges for the year ended March 31, 2011 primarily as a result of the move of our North American headquarters to Atlanta, Georgia and the announced shutdowns of our Bridgnorth, UK and Aratu, Brazil facilities, as compared to $14 million of restructuring charges for the same period in the prior year

•	foreign exchange gains of $1 million as compared to gains of $15 million in the same period in the prior year.
          We reported Net income attributable to our common shareholder of $116 million for fiscal 2011 as compared to Net income attributable to our common shareholder of $405 million for fiscal 2010, primarily as a result of the factors discussed above. We also recorded an income tax provision of $83 million in the year ended March 31, 2011, as compared to a $262 million income tax provision in the same period of the prior year.
     Segment Review
          Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America. We were at or near capacity in all our regions for the majority of fiscal 2011 as we continue to look at ways to debottleneck our operations and optimize our product portfolio and footprint.
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

(i) adjustments to reconcile our proportional share of Segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (j) restructuring charges, net; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss); and (p) cumulative effect of accounting change, net of tax. Our presentation of Segment income on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of Total Segment Income.
          During the fourth quarter of fiscal 2011, we made a decision to change the manner in which we evaluate and report the Company’s business segments, allocating the costs of our corporate center to our regional businesses in North America, Europe, Asia and South America. Corporate center costs were allocated to each region based on a blended weighting of scale, capital intensity and human capital. We have recast all of our historical segment disclosures, including segment income, for all periods presented in this Form 10-K.
          The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 19 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Year Ended March 31, 2011	America	Europe	Asia	America	Eliminations	Total
Net sales	$3,922	$3,589	$1,866	$1,214	$(14)	$10,577
Shipments:
Rolled products	1,105	907	580	377	—	2,969
Ingot products	16	69	1	42	—	128

Total shipments	1,121	976	581	419	—	3,097

Selected Operating Results	North			South
Year Ended March 31, 2010	America	Europe	Asia	America	Eliminations	Total
Net sales	$3,292	$2,975	$1,501	$948	$(43)	$8,673
Shipments:
Rolled products	1,029	803	532	344	—	2,708
Ingot products	34	81	2	29	—	146

Total shipments	1,063	884	534	373	—	2,854

          The following table reconciles changes in Segment income for the year ended March 31, 2010 to the year ended March 31, 2011 (in millions). Variances include the related realized derivative gain or loss.

	North			South
Changes in Segment Income	America	Europe	Asia	America	Total
Segment income — year ended March 31, 2010	$292	$212	$154	$97	$755
Volume	59	64	22	24	169
Conversion premium and product mix	26	22	36	36	120
Conversion costs(A)	51	(15)	(21)	8	23
Metal price lag	(7)	42	15	11	61
Foreign exchange	(20)	(16)	29	(21)	(28)
Primary metal production	—	—	—	5	5
Other changes(B)	(19)	4	(10)	(8)	(33)

Segment income — year ended March 31, 2011	$382	$313	$225	$152	$1,072

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other alternative scrap metal costs. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

     North America
          As of March 31, 2011, our North American operations manufactured aluminum sheet and light gauge products through eleven plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications and other industrial applications.
          Our North American operations experienced strong demand across all sectors with increased volumes in can, automotive and other industrial products as compared to the prior year. Shipments of flat rolled products in fiscal 2011 increased 7% as compared to a year ago, with each quarter seeing an increase in volumes shipped as compared to the same period last year. Net sales for fiscal 2011 were up $630 million, or 19%, as compared to fiscal 2010 reflecting the strong demand previously mentioned as well as higher LME prices. This increase is despite the fact that net sales for fiscal 2010 included $152 million of accretion on can price ceiling contracts offset by $128 million of derivatives related to those contracts.
          Segment income for fiscal 2011 was $382 million, up $90 million as compared to the prior year. Improved volume, conversion premium and mix and reductions in conversion costs all had a positive impact on segment income. Conversion cost improvements are driven by reductions in a number of cost categories including labor, energy, repairs and maintenance and the usage of other aluminum scrap metal. These improvements are slightly offset by increased costs of alloys and hardeners and higher melt loss rates associated with melting additional scrap inputs. Other changes include a $152 million negative impact related to the purchase accounting effect of metal price ceiling contracts, which increased segment income for fiscal 2010 but did not affect fiscal 2011 offset by a $128 million positive effect of the expiration of the can price ceiling contracts and related derivatives on December 31, 2009.
     Europe
          As of March 31, 2011, our European segment provided European markets with value-added sheet and light gauge products through 12 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.
          Our European operations have experienced strong demand across our core end-use markets with the can sector providing particularly strong results and the premium car market remaining firm. Flat rolled product shipments and net sales were up 13% and 21%, respectively, as compared to fiscal 2010 which reflects higher average LME prices and volume and mix improvement as a result of strong demand. Our facilities operated at or near capacity for fiscal 2011.
          Segment income for fiscal 2011 was $313 million, up $101 million compared to the prior year. Improved volume, conversion premiums, product mix and favorable changes in metal price lag more than offset increases in conversion costs and the negative effect of changes in foreign currency exchange rates to the U.S. dollar and Euro.
     Asia
          As of March 31, 2011, Asia operated three manufacturing facilities with production balanced between beverage and food can, construction and industrial (including electronics) and foil end-use applications.
          In fiscal 2011, the Asian markets experienced strong demand for all product categories. Flat rolled product shipments are up 9% as compared to the prior year period. Net sales increased $365 million for the year ended March 31, 2011 as compared to the prior year primarily as a result of higher LME prices and increased volume.
          Segment income for fiscal 2011 was $225 million, up $71 million as compared to the prior year due primarily to improved volume, conversion premiums, favorable changes in metal price lag and favorable effects of changes in foreign currency exchange rates to the U.S. dollar more than offset increases in conversion costs. Other changes reflect the negative effects of higher selling, general and administrative costs as compared to prior year.

     South America
          Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included two rolling plants in Brazil along with one smelter, power generation facilities and bauxite mines as of March 31, 2011.
          Our South American operations experienced strong demand across all sectors as compared to the prior year. Shipments of flat rolled products in fiscal 2011 increased 10% as compared to a year ago. Net sales for fiscal 2011 were up $266 million, or 28%, as compared to fiscal 2010 reflecting strong demand as well as higher LME prices.
          Segment income for fiscal 2011 was $152 million, up $55 million as compared to the prior year. Improved volumes, conversion premiums, reductions of conversion costs and favorable metal price lag more than offset the negative effects of changes in foreign currency exchange rates and higher selling, general and administrative costs. Increased segment income of the primary business reflects the higher LME prices, offset by increased energy and alumina costs.
     Reconciliation of segment results to Net income attributable to our common shareholder
          Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to Net income attributable to our common shareholder for the year ended March 31, 2011 and 2010 (in millions).

	Year Ended March 31,
	2011	2010

North America	$382	$292
Europe	313	212
Asia	225	154
South America	152	97

Total Segment income	1,072	755
Depreciation and amortization	(404)	(384)
Interest expense and amortization of debt issuance costs	(207)	(175)
Interest income	13	11
Unrealized gains (losses) on change in fair value of derivative instruments, net	(64)	578
Realized gains on derivative instruments not included in segment income	5	—
Adjustment to eliminate proportional consolidation	(45)	(52)
Loss on extinguishment of debt	(84)	—
Restructuring charges, net	(34)	(14)
Other costs, net	(9)	8

Income (loss) before income taxes	243	727
Income tax provision (benefit)	83	262

Net income (loss)	160	465
Net income (loss) attributable to noncontrolling interests	44	60

Net income (loss) attributable to our common shareholder	$116	$405

          Interest expense and amortization of debt issuance costs increased primarily due to a higher average principal balance after the refinancing of our debt, offset by lower average interest rates on our variable rate debt for the majority of the year.
          For fiscal 2011, the $64 million of losses consists of unrealized losses on changes in fair value of metal, foreign currency, interest rate offset by unrealized gains on energy derivatives. We recorded $578 million of unrealized gains for fiscal 2010.
          Realized gains on derivative instruments not included in segment income represents realized gains on foreign currency derivatives related to capital expenditures for our previously announced expansion at our Pinda facility in South America.
          Adjustment to eliminate proportional consolidation was a $45 million loss for fiscal 2011 as compared to a $52 million loss in fiscal 2010. This adjustment primarily relates to depreciation, amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. The difference from the prior year relates to the reduction in depreciation and amortization on the step up in our basis in the underlying assets of the investees. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
          We paid tender premiums, fees and other costs of $193 million associated with the refinancing transactions in December 2010 and related exchange offer in March 2011, including fees paid to lenders, arrangers and outside professionals such as attorneys and rating agencies. Approximately $84 million of these fees, existing unamortized fees, discounts and fair value adjustments associated with the old debt were expensed and included in the Loss on early extinguishment of debt. The remaining fees paid and the remaining unamortized fees, discounts and fair value adjustments associated with the old debt were capitalized and will be amortized as an increase to interest expense over the term of the related debt, ranging from five to ten years. See Note 10 — Debt for a further discussion of the refinancing and related accounting.
          Restructuring charges in fiscal 2011 primarily related to the move of our North American headquarters to Atlanta, Georgia and the announced closure of our Bridgnorth facility in Europe and our Aratu facility in South America. See Note 2 — Restructuring Programs.
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
          For the year ended March 31, 2011, we recorded an $83 million income tax provision on our pre-tax income of $255 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 33%. Our effective tax rate differs from the expense at the Canadian statutory rate due to the following factors: (1) a $20 million expense for exchange remeasurement of deferred income taxes, (2) a $50 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, largely offset by a $49 decrease in our valuation allowance in the U.K. based on expectations of future taxable income, (3) a $15 million benefit from non-taxable dividends, (4) a $6 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, and (5) a $6 million expense related to increase in uncertain tax positions.
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
          While shipments were flat, Cost of goods sold (exclusive of depreciation and amortization) decreased $2.1 billion, or 22%, on a sales reduction of 15%. The decrease in average metal prices impacted both sales and costs of goods sold. The reduction in cost of goods sold also reflects the benefit of our previously announced restructuring actions and cost reduction initiatives. Selling, general and administrative expenses increased $43 million, or 15%, primarily due to the increase in accrued incentive compensation in the current year as compared to the prior year when business conditions were declining.
          The fiscal year ended March 31, 2010 also includes $578 million in unrealized gains on derivative instruments, as compared to unrealized losses of $519 million in the prior year. Additionally, we recorded an income tax provision of $262 million on our net income in fiscal 2010, as compared to a $246 million income tax benefit in the prior year. These items are discussed in further detail below.
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

Selected Operating Results	North			South
Year Ended March 31, 2010	America	Europe	Asia	America	Eliminations	Total

Net sales	$3,292	$2,975	$1,501	$948	$(43)	$8,673
Shipments (kt)
Rolled products	1,029	803	532	344	—	2,708
Ingot products	34	81	2	29	—	146

Total shipments	1,063	884	534	373	—	2,854

Selected Operating Results	North			South
Year Ended March 31, 2009	America	Europe	Asia	America	Eliminations	Total

Net sales	$3,930	$3,718	$1,536	$1,007	$(14)	$10,177
Shipments (kt)
Rolled products	1,067	910	447	346	—	2,770
Ingot products	42	99	13	19	—	173

Total shipments	1,109	1,009	460	365	—	2,943

          The following table reconciles changes in Segment income for the year ended March 31, 2010 as compared to the year ended March 31, 2009 (in millions):

	North			South
Changes in Segment Income	America	Europe	Asia	America	Total

Segment income — year ended March 31, 2009	$60	$214	$79	$132	$485
Volume:
Rolled products	(26)	(104)	34	2	(94)
Other	4	2	(2)	2	6
Conversion premium and product mix	78	58	40	54	230
Conversion costs(A)	75	54	40	6	175
Metal price lag	73	(49)	(82)	3	(55)
Foreign exchange	27	27	48	(30)	72
Other changes(B)	1	10	(3)	(72)	(64)

Segment income — year ended March 31, 2010	$292	$212	$154	$97	$755

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.
     North America
          As of March 31, 2010, North America manufactured aluminum sheet and light gauge products through eleven plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, foil and other packaging, automotive and other transportation applications, building products and other industrial applications.
          North America experienced a reduction in demand in the second half of fiscal 2009 as all industry sectors were impacted by the economic downturn. While shipments for fiscal 2010 were down 4% as compared to fiscal 2009, fourth quarter 2010 represented an 11% increase over the same period a year ago and a 13% increase over our seasonally low third quarter of fiscal 2010. Net sales for fiscal 2010 were down $638 million, or 16%, as compared to fiscal 2009 primarily reflecting lower average LME prices as well as the reduced volumes discussed above. Prices under certain can contracts are determined based on a six month price average and therefore do not reflect the recent increases in LME prices. Can shipments represent approximately 70% of our flat rolled shipments in North America.
          Segment income for fiscal 2010 was $292 million, up $232 million as compared to the prior year period. Improved conversion premiums and product mix, reductions in conversion costs, favorable metal price lag and favorable impact of foreign exchange all had a positive impact on segment income. Conversion cost improvements relate to reductions in a number of cost categories, including energy, melt loss, production labor and repairs and maintenance as compared to the prior year period. Other changes include a $98 million favorable impact related to metal price ceilings contracts which expired on December 31, 2009, partially offset by an $81 million reduction to the net favorable impact of acquisition related fair value adjustments and a $10 million reduction in the benefit from used beverage cans.
          To consolidate corporate functions and enhance organizational effectiveness, we relocated our North American headquarters from Cleveland, Ohio to Atlanta, Georgia, where our executive offices are located. We recorded $4 million in fiscal 2010 related to one-time termination benefits and other employee related costs in connection with the relocation.
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
     Europe
          As of March 31, 2010, our European segment provided European markets with value-added sheet and light gauge products through 13 aluminum operating facilities, including one dedicated recycling facility. End-use applications for this segment include beverage and food cans, foil and other packaging, construction and industrial products, automotive and lithographic applications.
          Europe experienced a reduction in demand in all industry sectors with flat rolled shipments and net sales down 12% and 20%, respectively, in fiscal 2010 as compared to fiscal 2009. While shipments for fiscal 2010 were down compared to a year ago, fourth quarter 2010 represented a 21% increase over the same period a year ago and a 21% increase over our seasonally low third quarter of fiscal 2010. Net sales for fiscal 2010 were down $743 million, as compared to fiscal 2009 reflecting the volume decrease as well as lower average LME prices.
          Segment income for fiscal 2010 was $212 million, down $2 million as compared to the prior year. Improved conversion premium and product mix, reductions in conversion costs and the favorable impact of foreign exchange more than offset the impact of volume reduction and the negative metal price lag. Other changes reflect a favorable impact of $25 million from fixed forward priced contracts in fiscal 2010.
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
     Asia
          As of March 31, 2010, Asia operated three manufacturing facilities with production balanced between beverage and food cans, foil and other packaging, industrial products (including electronics and construction) and transportation applications.
          The Asian economies, fueled by government stimulus programs, have been recovering rapidly since our first quarter of fiscal 2010. We expect growth in China’s economy to benefit export-oriented neighboring countries as they participate in demand for finished goods and infrastructure projects in China. Flat rolled shipments are up 19% as compared to the prior year and have been consistent each quarter this year. We expect customer demand to continue at these levels for the near term. Net sales were down 2% in fiscal 2010 as compared to fiscal 2009 as the decrease in the average LME more than offset volume and conversion premium increases.
          Segment income increased from $79 million in fiscal 2009 to $154 million for fiscal 2010 due to improvements in volume, conversion premiums and reductions in conversion costs, partially offset by the unfavorable metal price lag. As shown above in the Foreign Exchange Impact discussion, the U.S. dollar strengthened during fiscal 2009, and weakened during fiscal 2010, resulting in a favorable year-over-year foreign exchange impact in this segment.
          In response to reduced demand in the fourth quarter of fiscal 2009, we eliminated 34 positions in Asia related to a voluntary retirement program. Also during fiscal 2009, we recorded an impairment charge of approximately $5 million in Novelis Korea Limited (“Novelis Korea”), formerly Alcan Taihan Aluminum Limited, due to the obsolescence of certain production related fixed assets.

     South America
          Our operations in South America manufacture various aluminum rolled products, including can stock, automotive and industrial sheet and light gauge for the beverage and food can, construction and industrial, foil and other packaging and transportation applications. Can shipments represented over 80% of our flat rolled shipments in South America in fiscal 2010. As of March 31, 2010, our South American operations included two rolling plants in Brazil along with two smelters, bauxite mines and power generation facilities. We ceased the production of commercial grade alumina at our Ouro Preto facility effective May 2009 as the decline in alumina prices made alumina production economically unfeasible at this facility. For the foreseeable future, the plant will purchase alumina through third parties.
          Flat rolled and total shipments were flat in fiscal 2010 as compared to fiscal 2009, while net sales decreased 6% as compared to the prior year due to lower average LME prices, partially offset by increases in pricing.
          Segment income for South America decreased $35 million in fiscal 2010 as compared to the prior year period. This decrease in segment income is due to a $59 million decrease in the smelter benefit compared to the prior year period and a $7 million reduction in the benefit associated with used beverage cans, included in Other changes in the table above. These reductions in segment income were partially offset by improvements in conversion premiums on new contracts and reductions in conversion costs.
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

	Year Ended March 31,
	2010	2009

North America	$292	$60
Europe	212	214
Asia	154	79
South America	97	132

Total Segment income	755	485
Depreciation and amortization	(384)	(439)
Interest expense and amortization of debt issuance costs	(175)	(182)
Interest income	11	14
Unrealized gains (losses) on change in fair value of derivative instruments, net	578	(519)
Impairment of goodwill	—	(1,340)
Gain on extinguishment of debt	—	122
Restructuring charges, net	(14)	(95)
Adjustment to eliminate proportional consolidation	(52)	(225)
Other costs, net	8	11

Income (loss) before income taxes	727	(2,168)
Income tax provision (benefit)	262	(246)

Net income (loss)	465	(1,922)
Net income (loss) attributable to noncontrolling interests	60	(12)

Net income (loss) attributable to our common shareholder	$405	$(1,910)

          Corporate and other includes functions are managed directly from our corporate office, which focuses on strategy development and oversees governance, policy, legal compliance, human resources and finance matters. These expenses have been allocated to the regions. Corporate and other costs increased from $57 million to $90 million primarily due to higher incentive compensation in fiscal 2010 as compared to the prior period when business conditions declined.
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
          Unrealized gains on the change in fair value of derivative instruments represent the mark to market accounting for changes in the fair value of our derivatives that do not receive hedge accounting treatment. In fiscal 2010, the $578 million of unrealized gains consisted of (i) $504 million reversal of previously recognized losses upon settlement of derivatives and (ii) $74 million of unrealized gains relating to mark to market adjustments on metal and currency derivatives. We recorded $519 million of unrealized losses in fiscal 2009.
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
          Adjustment to eliminate proportional consolidation was $52 million for fiscal 2010 as compared to $225 million in fiscal 2009. This adjustment typically relates to depreciation and amortization and income taxes at our Norf joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision. The adjustment in fiscal 2010 also includes a non-recurring after-tax benefit of $10 million from the refinement of our methodology for recording depreciation and amortization on the step up in our basis in the underlying assets of an investee. The prior year includes a $160 million pre-tax impairment charge related to our investment in Norf.
          We experienced significant fluctuations in income tax expense and the corresponding effective tax rate in fiscal 2010. The primary factors contributing to the effective tax rate differing from the statutory Canadian rate include:
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
Liquidity and Capital Resources
          See Financing Activities below and Note 10 — Debt of our financial statements for a discussion of certain refinancing transactions during the period. Our new debt facilities provide us greater strategic flexibility to achieve our long-term goals and contain certain customary restrictive covenants. The first measurement period for our financial covenants was the four quarters ended March 31, 2011. We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.
     Available Liquidity
          As of March 31, 2011, our available liquidity increased $35 million from March 31, 2010 to $1,061 million. This reflects our continued efforts to preserve liquidity through cost and capital spending controls and effective management of working capital, which we believe are sustainable. We expect continued strong liquidity throughout fiscal 2012 despite significant expected capital expenditures. Our estimated liquidity as of March 31, 2011 and 2010 is as follows (in millions):

	March 31,
	2011	2010

Cash and cash equivalents	$311	$437
Overdrafts	(17)	(14)
Availability under the ABL facility	767	603

Total estimated liquidity	$1,061	$1,026

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

				Change
				2011	2010
	Year Ended March 31,			versus	versus
	2011	2010	2009	2010	2009

Net cash provided by (used in) operating activities	$454	$844	$(220)	$(390)	$1,064
Net cash provided by (used in) investing activities	(113)	(484)	(127)	371	(357)
Less: Proceeds from sales of assets	(31)	(5)	(5)	(26)	—

Free cash flow	$310	$355	$(352)	$(45)	$707

Ending cash and cash equivalents	$311	$437	$248	$(126)	$189

          Free cash flow decreased $45 million in fiscal 2011 as compared to fiscal 2010, driven by a $133 million increase in capital expenditures. The changes of each component of Free cash flow are described in greater detail below.
          In fiscal 2009, operations consumed cash at a higher rate due to slowing business conditions and higher working capital levels associated with rapidly changing aluminum prices and the timing of payments made to suppliers, to brokers to settle derivative positions and the timing of cash receipts from our customers, which explains an increase in Free cash flow of over $700 million in fiscal 2010 as compared to fiscal 2009.
     Operating Activities
          Overall operating results were strong for the year ended March 31, 2011, reflecting the increase in volumes and our lower fixed cost structure as a result of our prior cost cutting measures. In conjunction with our recently completed refinancing activities, we paid $17 million of withholding taxes during fiscal 2011. Additionally, cash flow from operations for the years ended March 31, 2011 and 2010 benefited from cash receipts of $19 million and $75 million, respectively, related to customer-directed derivatives, as compared to $81 million of cash outflows for the year ended March 31, 2009. However, approximately 26% higher working capital balances as a result of higher LME prices during the year ended March 31, 2011 as compared to the year ended March 31, 2010 had accounted for approximately $251 million lower cash flows in fiscal 2011 as compared to fiscal 2010.
          Net cash provided by operating activities in fiscal 2010 significantly improved as compared to net cash used in the fiscal 2009 due to higher net income and improved working capital management, including favorable impacts from customer forfaiting and extended payment terms from suppliers.
          We have historically maintained forfaiting and factoring arrangements in Asia and South America that provided additional liquidity in those segments. The economic conditions in 2009 negatively impacted our ability to forfait our customer receivables as well as our suppliers’ ability to provide extended payment terms, which resulted in reductions in operating cash flow at the end of fiscal 2009 in these regions.
          In our discussion of metal price ceilings, we disclosed that certain customer contracts contained a fixed metal price ceiling beyond which the cost of aluminum could not be passed through to the customer. During the years ended March 31, 2010, and 2009, we were unable to pass through approximately $10 million, and $176 million, respectively, of metal purchase costs associated with sales under these contracts. Net cash provided by operating activities was negatively impacted by the same amount, adjusted for timing difference between customer receipts and vendor payments and offset partially by reduced income taxes for the duration of these contracts. The last metal price ceiling contract expired on December 31, 2009.

     Investing Activities
          The following table presents information regarding our Net cash used in investing activities (in millions).

				Change
				2011	2010
	Year Ended March 31,			versus	versus
	2011	2010	2009	2010	2009

Capital expenditures	$(234)	$(101)	$(145)	$(133)	$44
Net proceeds (outflow) from settlement of derivative instruments	91	(395)	(24)	486	(371)
Proceeds from sales of assets	31	5	5	26	—
Changes to investment in and advances to non-consolidated affiliates	—	3	20	(3)	(17)
Proceeds (outflow) from related parties loans receivable, net	(1)	4	17	(5)	(13)

Net cash used in investing activities	$(113)	$(484)	$(127)	$371	$(357)

          As our liquidity position has improved, we have increased our capital expenditure plan to include certain strategic investments. We expect that our total annual capital expenditures for fiscal 2012 to be between $550 and $600 million as a result of our previously announced expansions in Brazil, South Korea and North America. The majority of our capital expenditures for fiscal 2011, 2010 and 2009 have been for projects devoted to product quality, technology, productivity enhancement and increased capacity. In response to the economic downturn, we reduced our capital spending in the second half of fiscal 2009, with a focus on preserving maintenance and safety and maintained that level of spending throughout fiscal 2010.
          Proceeds from asset sales in fiscal 2011 primarily relate to the sale of certain of our assets in Europe to Hindalco, the sale of certain assets in South America and the sale of our printed confectionery foil packaging business at Bridgnorth, UK, to Discovery Foils. The majority of proceeds from asset sales in fiscal 2010 and 2009 relate to asset sales in Europe and the sale of land in Kingston, Ontario, respectively.
          The settlement of metal and other derivative instruments resulted in a net cash inflow of $91 million in the year ended March 31, 2011 as compared to cash outflows of $395 million in fiscal 2010 and $24 million in fiscal 2009. Based on forward curves for metal, foreign currencies, interest rates and energy as of March 31, 2011, we forecast approximately $91 million of cash inflows related to the settlement of derivative instruments in fiscal 2012.
          Proceeds (outflow) from related party loans receivable, net during fiscal 2011, 2010 and 2009 are primarily comprised of borrowings and payments on outstanding loans from our non-consolidated affiliate, Norf.
     Financing Activities
          The following table presents information regarding our Net cash provided by (used in) financing activities (in millions).

				Change
				2011	2010
	Year Ended March 31,			versus	versus
	2011	2010	2009	2010	2009

Proceeds from issuance of debt, third parties	$3,985	$177	$263	$3,808	$(86)
Proceeds from issuance of debt, related parties	—	4	91	(4)	(87)
Principal repayments, third parties	(2,489)	(67)	(235)	(2,422)	168
Principal repayments, related parties	—	(95)	—	95	(95)
Short-term borrowings, net	(56)	(193)	176	137	(369)
Return of capital to our common shareholder	(1,700)	—	—	(1,700)	—
Dividends, noncontrolling interest	(18)	(13)	(6)	(5)	(7)
Debt issuance costs	(193)	(1)	(3)	(192)	2

Net cash provided by (used in) financing activities	$(471)	$(188)	$286	$(283)	$(474)

          On December 17, 2010, we completed a series of refinancing transactions. The refinancing transactions consisted of the sale of $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (collectively, the Notes) and the issuance of new $1.5 billion secured term loan credit facility (the 2010 Term Loan Facility). We also replaced our existing $800 million asset based loan (ABL) facility with a new $800 million ABL facility.

          The proceeds from the refinancing transactions were used to refinance our prior secured term loan credit facility, to fund our tender offers and related consent solicitations for our old 7.25% Senior Notes due 2015 and our old 11.5% Senior Notes due 2015 and to pay premiums, fees and expenses associated with the refinancing. In addition, a portion of the proceeds were used to fund a distribution of $1.7 billion as a return of capital to Hindalco.
          On March 10, 2011, we amended the 2010 Term Loan Facility originally entered into on December 17, 2010, and entered into an amended agreement (the 2011 Term Loan Facility) due March 2017. The amended term loan resulted in a reduction of interest rate from a spread of 3.75% and LIBOR floor of 150 basis points to a spread of 3.00% and LIBOR floor of 100 basis points.
          See Note 10 — Debt for a further discussion of the refinancing transactions and the tender offers and related consent solicitations.
          As of March 31, 2011, our short-term borrowings were $17 million consisting of bank overdrafts and borrowings under the new ABL Facility. Also, as of March 31, 2011, $33 million of the ABL Facility was utilized for letters of credit and we had $767 million in remaining availability under this revolving credit facility. The weighted average interest rate on our total short-term borrowings was 2.43% and 1.71% as of March 31, 2011 and 2010, respectively.
          We repaid $100 million related to a bank loan in Korea when it came due on October 25, 2010.
          Dividends paid to our noncontrolling interests, primarily in our Asia operating segment, were $18 million, $13 million, and $6 million for fiscal 2011, 2010 and 2009, respectively.
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
     Guarantees of Indebtedness
          We have issued guarantees on behalf of certain of our subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries holds any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly-owned and majority-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our consolidated balance sheets. The following table discloses information about our obligations under guarantees of indebtedness of others as of March 31, 2011 (in millions).

	Maximum	Liability
	Potential Future	Carrying
	Payment	Value
Wholly-owned Subsidiaries	$134	$63
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
     Summary Disclosures of Forfaited and Factored Financial Amounts
          The following tables summarize our forfaiting and factoring amounts (in millions).

	Year Ended
	March 31,
	2011	2010	2009

Receivables forfaited	$396	$423	$570
Receivables factored	$77	$149	$70
Forfaiting expense	$1	$2	$5
Factoring expense	$1	$1	$1

	March 31,
	2011	2010
Forfaited receivables outstanding	$52	$83
Factored receivables outstanding	$8	$34
     Other
          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2011 and 2010, we were not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
          We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2011, based on undiscounted amounts (in millions). The future cash flow commitments that we may have related to derivative contracts are not estimable and are therefore not included. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $45 million of uncertain tax positions. See Note 17 — Income Taxes to our accompanying audited consolidated financial statements.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt(A)	$4,078	$16	$32	$106	$3,924
Interest on long-term debt(B)	2,354	285	856	757	456
Capital leases(C)	63	8	14	14	27
Operating leases(D)	138	24	38	32	44
Purchase obligations(E)	8,377	3,759	2,934	1,186	498
Unfunded pension plan benefits(F)	161	13	28	31	89
Other post-employment benefits(F)	125	8	18	23	76
Funded pension plans(F)	49	49	—	—	—

Total	$15,345	$4,162	$3,920	$2,149	$5,114

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)	Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2011 and includes the effect of current interest rate swap agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

(C)	Includes both principal and interest components of future minimum capital lease payments. Excluded from these amounts are insurance, taxes and maintenance associated with the property.

(D)	Includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. We do not have any operating leases with contingent rents. Excluded from these amounts are insurance, taxes and maintenance associated with the properties and equipment.

(E)	Includes agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2011. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)	Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases and healthcare cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2020. For funded pension plans, estimating the requirements beyond fiscal 2012 is not practical, as it depends on the performance of the plans’ investments, among other factors.
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

As of March 31, 2011, all of our manufacturing facilities worldwide were ISO 14001 certified, 31 facilities were OHSAS 18001 certified and 29 have dedicated quality improvement management systems.
          Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $1 million in fiscal 2011. We expect these capital expenditures will be approximately $5 million and $2 million in fiscal 2012 and 2013, respectively. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $18 million in fiscal 2011, and are expected to be $34 million and $27 million in fiscal 2012 and 2013, respectively. Generally, expenses for environmental protection are recorded in Cost of goods sold. However, significant remediation costs that are not associated with on-going operations are recorded in Other (income) expenses, net.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
     Derivative Financial Instruments
          We hold derivatives for risk management purposes and not for trading. We use derivatives to mitigate uncertainty and volatility caused by underlying exposures to aluminum prices, foreign exchange rates, interest rate, and energy prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
          We may be exposed to losses in the future if the counterparties to our derivative contracts fail to perform. We are satisfied that the risk of such non-performance is remote due to our monitoring of credit exposures. Additionally, we enter into master netting agreements with contractual provisions that allow for netting of counterparty positions in case of default, and we do not face credit contingent provisions that would result in the posting of collateral.
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
          For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in Other comprehensive income (loss) and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in (Gain) loss on change in fair value of derivative instruments.
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
          The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 15 — Fair Value of Assets and Liabilities and Note 11 — Fair Value Measurements to our accompanying consolidated audited financial statements for discussion on fair value of derivative instruments.
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

March 31, 2011
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
          Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test conducted in the fourth quarter of fiscal 2011, we used a discount rate of 10.25%

for all reporting units, a decrease of 0.5% from the rate used in our prior year impairment test. An increase or decrease of 0.5% in the discount rate impacted the estimated fair value of each reporting unit by $150-265 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit, based on history and economic conditions, ranging from 2.5% to 3.5% growth through 2016.
          Under the build-up approach, which is a variation of the market approach, we estimate the fair value of each reporting unit based on the estimated contribution of each of the reporting units to Hindalco’s total business enterprise value.
          We performed our annual testing for goodwill impairment as of the last day of February 2011 and no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of February 28, 2011 by 157% for North America, by 78% for Europe and by 160% for South America.
     Equity Investments
          We invest in a number of public and privately-held companies, primarily through joint ventures and consortiums. If they are not consolidated, these investments are accounted for using the equity method. As a result of the Arrangement, investments in and advances to affiliates as of May 16, 2007 were adjusted to reflect fair value.
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
     Impairment of Intangible Assets
          Our other intangible assets of $707 million as of March 31, 2011 consist of tradenames, technology, customer relationships and favorable energy and supply contracts and are amortized over 3 to 20 years. As of March 31, 2011, we do not have any intangible assets with indefinite useful lives. We consider the potential impairment of these other intangibles assets in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) (Codification) No. 360, Property, Plant and Equipment. For tradenames and technology, we utilize a relief-from-royalty method. All other intangible assets are assessed using the income approach. As a result of these assessments, no impairment was indicated.
     Impairment of Long Lived Assets
          Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future net cash flows (undiscounted and without interest charges). If the estimated future net cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss. If we recognize an impairment loss, the carrying amount of the asset is adjusted to fair value based on the discounted estimated future net cash flows and will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset.
          Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. For the year ended March 31, 2011, we recorded impairment charges of $5 million classified as Restructuring charges, net related to the write down of land and buildings at our Bridgnorth facility, offset by a $10 million gain on asset sales at our Rogerstone facility. We recorded impairment charges on long-lived assets of $1 million and $18 million (including $17 million classified as Restructuring charges, net), during the years ended March 31, 2010 and 2009, respectively.
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
          The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Gains and losses are amortized over the group’s average future service life of the employees. The average future service life for pension plans and other postretirement benefit plans is 11.4 and 12.4 years respectively. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.
          Our pension obligations relate to funded defined benefit pension plans we have established in the United States, Canada, Switzerland and the United Kingdom, unfunded defined benefit pension plans primarily in Germany, unfunded lump sum indemnities payable upon retirement to employees in France, Malaysia, and Italy and partially funded lump sum indemnities in South Korea. Pension benefits are generally based on the employee’s service and either on a flat rate for years of service or on the highest average eligible compensation before retirement. Our other postretirement benefit obligations include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.
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
          The most significant assumption used to calculate pension and other postretirement obligations is the discount rates used to determine the present value of benefits. It is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada and the United States, and on published long-term high quality corporate bond indices in other countries, at the end of each fiscal year. Adjustments were made to the index rates based on the duration of the plans’ obligations for each country. The weighted average discount rate used to determine the pension benefit obligation was 5.3%, 5.5% and 6.0% as of March 31, 2011, 2010 and 2009, respectively. The weighted average discount rate used to determine the other postretirement benefit obligation was 5.2% as of March 31, 2011, compared to 5.6% and 6.2% for March 31, 2010 and 2009, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.
          As of March 31, 2011, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $109 million in the pension and other postretirement obligations and in a decrease of $14 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of March 31, 2011, assuming inflation remains unchanged, would result in an increase of $109 million in the pension and other postretirement obligations and in an increase of $14 million in the net periodic benefit cost. The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 12 — Postretirement Benefit Plans to our accompanying consolidated financial statements. The weighted average expected return on assets was 6.8% for 2011, 6.7% for 2010, and 6.9% for 2009. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of March 31, 2011 would result in a variation of approximately $5 million in the net periodic benefit cost.

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
          The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of March 31, 2011 aggregating $239 million against such assets based on our current assessment of future operating results, timing and nature of realizing deferred tax liabilities, tax planning strategies and tax carrybacks.
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
          As of March 31, 2011 the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $45 million.
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
NON-GAAP FINANCIAL MEASURES
          Total Segment Income presents the sum of the results of our four operating segments on a consolidated basis. We believe that Total Segment Income is an operating performance measure that measures operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. In reviewing our corporate operating results, we also believe it is important to review the aggregate consolidated performance of all of our segments on the same basis that we review the performance of each of our regions and to draw comparisons between periods based on the same measure of consolidated performance.
          Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. By providing Total Segment Income, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.
          However, Total Segment Income is not a measurement of financial performance under GAAP, and our Total Segment Income may not be comparable to similarly titled measures of other companies. Total Segment Income has important limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. For example, Total Segment Income:
•	does not reflect the company’s cash expenditures or requirements for capital expenditures or capital commitments;

•	does not reflect changes in, or cash requirements for, the company’s working capital needs;

•	does not reflect any costs related to the current or future replacement of assets being depreciated and amortized.
          We also use Total Segment Income:
•	as a measure of operating performance to assist us in comparing our operating performance on a consistent basis because it removes the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budgets and financial projections;

•	to evaluate the performance and effectiveness of our operational strategies; and

•	as a basis to calculate incentive compensation payments for our key employees.
          Total Segment Income is equivalent to our Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors.

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
          By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2011 consolidated balance sheet.
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
          Metal price lag associated with inventory and non-fixed priced sales exposes us to potential losses in periods of falling aluminum prices. We sell short-term LME futures contracts to reduce our exposure to this risk. We expect the gain or loss on the settlement of the derivative to offset the effect of changes in aluminum prices on future product sales. These hedges generally generate losses in periods of increasing aluminum prices.
     Sensitivities
          As of March 31, 2011, we estimate that a 10% decline in LME aluminum prices would decrease the value of our aluminum contracts by $15 million.
     Energy
          We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the year ended March 31, 2011, natural gas and electricity represented approximately 83% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

          We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of March 31, 2011, we have a nominal amount of forward purchases outstanding related to natural gas.
          A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 65% of our total electricity requirements in that segment. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.
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
     Sensitivities
          The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2011 given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in	Change in
	Price	Fair Value
Electricity	(10)%	$(1)
Natural Gas	(10)%	(3)
Foreign Currency Exchange Risks
          Exchange rate movements, particularly the euro, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the euro strengthens, but are adversely affected as the euro weakens. In Korea, where we have local currency selling prices for local sales and U.S. dollar denominated selling prices for exports, we benefit slightly as the won weakens, but are adversely affected as the won strengthens, due to a slightly higher percentage of exports compared to local sales. In Brazil, where we have predominately U.S. dollar selling prices and local currency operating costs, we benefit as the local currency weakens, but are adversely affected as the local currency strengthens. Foreign currency contracts may be used to hedge the economic exposures at our foreign operations.
          It is our policy to minimize exposures from non-functional currency denominated transactions within each of our operating segments. As such, the majority of our foreign currency exposures are from either forecasted net sales or forecasted purchase commitments in non-functional currencies. Our most significant non-U.S. dollar functional currency operations have the euro and the Korean won as their functional currencies, respectively. Our Brazilian operations are U.S. dollar functional.
          We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of Accumulated other comprehensive income (loss) in the Shareholders’ equity section of the accompanying condensed consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.
          Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 14 — Financial Instruments and Commodity Contracts.

     Sensitivities
          The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2011, given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(41)
Euro	10%	(24)
Korean won	(10)%	(18)
Canadian dollar	(10)%	(5)
British pound	(10)%	(7)
Swiss franc	(10)%	(11)
Interest Rate Risks
          We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited which resulted in de-designation. The 2011 Term Loan Facility contains a floor feature of the higher of LIBOR or 100 basis points plus a spread of 3.00%. As of March 31, 2011, this floor feature was in effect, changing our variable rate debt to fixed rate debt. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
          Due to the floor feature of our 2011 Term Loan Facility mentioned above, a 10 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2011, would have no impact on our annual pre-tax income. To be above the 2011 Term Loan Facility floor feature, as of March 31, 2011, interest rates would have to increase by 70 basis points (bp). From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 10 — Debt for further information.
     Sensitivities
          The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2011, given a 100 bps negative shift in USD LIBOR ($ in millions).

	Change in	Change in
	Rate	Fair Value
Interest Rate Contracts
North America	(100) bps	$(2)

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Novelis Inc.:
          In our opinion, the consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries (the Company) at March 31, 2011 and March 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Atlanta, GA
May 26, 2011

Novelis Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended
	March 31,
	2011	2010	2009
Net sales	$10,577	$8,673	$10,177

Cost of goods sold (exclusive of depreciation and amortization)	9,227	7,213	9,276
Selling, general and administrative expenses	375	337	294
Depreciation and amortization	404	384	439
Research and development expenses	40	38	41
Interest expense and amortization of debt issuance costs	207	175	182
Interest income	(13)	(11)	(14)
(Gain) loss on change in fair value of derivative instruments, net	(43)	(194)	556
Impairment of goodwill	—	—	1,340
(Gain) loss on extinguishment of debt	84	—	(122)
Restructuring charges, net	34	14	95
Equity in net loss of non-consolidated affiliates	12	15	172
Other (income) expenses, net	7	(25)	86

	10,334	7,946	12,345

Income (loss) before income taxes	243	727	(2,168)
Income tax provision (benefit)	83	262	(246)

Net income (loss)	160	465	(1,922)
Net income (loss) attributable to noncontrolling interests	44	60	(12)

Net income (loss) attributable to our common shareholder	$116	$405	$(1,910)

See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares)

	March 31,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$311	$437
Accounts receivable (net of allowances of $7 and $4 as of March 31, 2011 and 2010, respectively)
— third parties	1,480	1,143
— related parties	28	24
Inventories, net	1,338	1,083
Prepaid expenses and other current assets	50	39
Fair value of derivative instruments	165	197
Deferred income tax assets	39	12

Total current assets	3,411	2,935
Property, plant and equipment, net	2,543	2,632
Goodwill	611	611
Intangible assets, net	707	749
Investment in and advances to non-consolidated affiliates	743	709
Fair value of derivative instruments, net of current portion	17	7
Deferred income tax assets	52	5
Other long-term assets
— third parties	193	93
— related parties	19	21

Total assets	$8,296	$7,762

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$21	$116
Short-term borrowings	17	75
Accounts payable
— third parties	1,378	1,076
— related parties	50	53
Fair value of derivative instruments	82	110
Accrued expenses and other current liabilities	568	436
Deferred income tax liabilities	43	34

Total current liabilities	2,159	1,900
Long-term debt, net of current portion	4,065	2,480
Deferred income tax liabilities	552	497
Accrued postretirement benefits	526	499
Other long-term liabilities	359	376

	7,661	5,752

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2011 and 2010, respectively	—	—
Additional paid-in capital	1,830	3,530
Accumulated deficit	(1,442)	(1,558)
Accumulated other comprehensive income (loss)	57	(103)

Total equity of our common shareholder	445	1,869
Noncontrolling interests	190	141

Total equity	635	2,010

Total liabilities and equity	$8,296	$7,762

See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended
	March 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$160	$465	$(1,922)
Adjustments to determine net cash provided by (used in) operating activities:
Depreciation and amortization	404	384	439
(Gain) loss on change in fair value of derivative instruments, net	(43)	(194)	556
(Gain) loss on extinguishment of debt	84	—	(122)
Non-cash restructuring charges, net	5	2	22
Deferred income taxes	(45)	229	(331)
Write-off and amortization of fair value adjustments, net	4	(134)	(233)
Impairment of goodwill	—	—	1,340
Equity in net loss of non-consolidated affiliates	12	15	172
Foreign exchange remeasurement on debt	—	(20)	26
(Gain) loss on sale of assets	(4)	1	—
Gain on reversal of accrued legal claim	—	(3)	(26)
Other, net	2	10	8
Changes in assets and liabilities (net of effects from acquisitions and divestitures):
Accounts receivable	(295)	(46)	73
Inventories	(218)	(264)	466
Accounts payable	263	311	(643)
Other current assets	(8)	14	(6)
Other current liabilities	134	47	(63)
Other noncurrent assets	(6)	(15)	17
Other noncurrent liabilities	5	42	7

Net cash provided by (used in) operating activities	454	844	(220)

INVESTING ACTIVITIES
Capital expenditures	(234)	(101)	(145)
Proceeds from sales of assets
— third parties	21	5	5
— related parties	10	—	—
Changes to investment in and advances to non-consolidated affiliates	—	3	20
Proceeds from related party loans receivable, net	(1)	4	17
Net proceeds from settlement of derivative instruments	91	(395)	(24)

Net cash used in investing activities	(113)	(484)	(127)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	3,985	177	263
— related parties	—	4	91
Principal repayments
— third parties	(2,489)	(67)	(235)
— related parties	—	(95)	—
Short-term borrowings, net	(56)	(193)	176
Return of capital to our common shareholder	(1,700)	—	—
Dividends, noncontrolling interest	(18)	(13)	(6)
Debt issuance costs	(193)	(1)	(3)

Net cash provided by (used in) financing activities	(471)	(188)	286

Net increase (decrease) in cash and cash equivalents	(130)	172	(61)
Effect of exchange rate changes on cash balances held in foreign currencies	4	17	(17)
Cash and cash equivalents — beginning of period	437	248	326

Cash and cash equivalents — end of period	$311	$437	$248

See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(In millions, except number of shares)

	Equity of our Common Shareholder
					Accumulated
				Retained	Other
			Additional	Earnings/	Comprehensive	Non-
	Common Stock		Paid-in	(Accumulated	Income (Loss)	Controlling	Total
	Shares	Amount	Capital	Deficit)	(AOCI)	Interests	Equity
Balance as of March 31, 2008	1,398,583	—	$3,497	$(53)	$46	$149	$3,639
Fiscal 2009 Activity:
Net income attributable to our common shareholder	—	—	—	(1,910)	—	—	(1,910)
Net income attributable to noncontrolling interests	—	—	—	—	—	(12)	(12)
Forgiveness of interest on intercompany note	9,347	—	23	—	—	—	23
Payment of income taxes by AV Metals on behalf of Novelis, Inc.	4,116	—	10	—	—	—	10
Currency translation adjustment, net of tax of $— in AOCI	—	—	—	—	(122)	(41)	(163)
Change in fair value of effective portion of hedges, net of tax benefit of $11 included in AOCI	—	—	—	—	(19)	—	(19)
Postretirement benefit plans:
Change in pension and other benefits, net of tax provision of $31 included in AOCI	—	—	—	—	(53)	—	(53)
Noncontrolling interests cash dividends	—	—	—	—	—	(6)	(6)

Balance as of March 31, 2009	1,412,046	—	3,530	(1,963)	(148)	90	1,509
Fiscal 2010 Activity:
Net income attributable to our common shareholder	—	—	—	405	—	—	405
Net income attributable to noncontrolling interests	—	—	—	—	—	60	60
Share consolidation	(1,411,046)	—	—	—	—	—	—
Currency translation adjustment, net of tax of $— in AOCI	—	—	—	—	54	21	75
Change in fair value of effective portion of hedges, net of tax benefit of $5 included in AOCI	—	—	—	—	(8)	—	(8)
Postretirement benefit plans:
Change in pension and other benefits, net of tax provision of $10 included in AOCI	—	—	—	—	(1)	—	(1)
Noncontrolling interests cash dividends	—	—	—	—	—	(30)	(30)

Balance as of March 31, 2010	1,000	—	3,530	(1,558)	(103)	141	2,010
Fiscal 2011 Activity:
Net income attributable to our common shareholder	—	—	—	116	—	—	116
Net income attributable to noncontrolling interests	—	—	—	—	—	44	44
Currency translation adjustment, net of tax provision of $6 in AOCI	—	—	—	—	111	6	117
Change in fair value of effective portion of hedges, net of tax provision of $27 included in AOCI	—	—	—	—	49	—	49
Postretirement benefit plans:
Change in pension and other benefits, net of tax benefit of $3 included in AOCI	—	—	—	—	—	—	—
Return of capital to our common shareholder	—	—	(1,700)	—	—	—	(1,700)
Noncontrolling interests cash dividends	—	—	—	—	—	(1)	(1)

Balance as of March 31, 2011	1,000	$—	$1,830	$(1,442)	$57	$190	$635

See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended
	March 31,
	2011	2010	2009
Net income (loss) attributable to our common shareholder	$116	$405	$(1,910)

Other comprehensive income (loss):
Currency translation adjustment	117	54	(122)
Change in fair value of effective portion of hedges, net	76	(13)	(30)
Postretirement benefit plans:
Change in pension and other benefits	(3)	9	(84)

Other comprehensive income (loss) before income tax effect	190	50	(236)
Income tax provision (benefit) related to items of other comprehensive income (loss)	30	5	(42)

Other comprehensive income (loss), net of tax	160	45	(194)

Comprehensive income (loss) attributable to our common shareholder	276	450	(2,104)

Net income (loss) attributable to noncontrolling interests	44	60	(12)

Other comprehensive income (loss):
Currency translation adjustment	6	21	(41)

Other comprehensive income (loss), net of tax	6	21	(41)

Comprehensive income (loss) attributable to noncontrolling interests	50	81	(53)

Comprehensive income (loss)	$326	$531	$(2,157)

See accompanying notes to the consolidated financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. References herein to “Alcan” refer to Rio Tinto Alcan Inc.
Organization and Description of Business
          Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of March 31, 2011, we had operations in eleven countries on four continents: North America, South America, Asia and Europe, 30 operating plants and seven research and development facilities in eleven countries. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities.
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
Amalgamation of AV Aluminum Inc. and Novelis Inc.
          Effective September 29, 2010, in connection with an internal restructuring transaction, pursuant to articles of amalgamation under the Canadian Business Corporations Act, we were amalgamated (the Amalgamation) with our direct parent AV Aluminum Inc., a Canadian corporation (AV Aluminum), to form an amalgamated corporation named Novelis Inc., also a Canadian corporation.
          As a result of the Amalgamation, we and AV Aluminum continue our corporate existence, the amalgamated Novelis Inc. remains liable for all of our and AV Aluminum’s obligations and we continue to own all of our respective property. Since AV Aluminum was a holding company whose sole asset was the shares of the pre amalgamated Novelis, our business, management, board of directors and corporate governance procedures following the Amalgamation are identical to those of Novelis immediately prior to the Amalgamation. Novelis Inc., like AV Aluminum, remains an indirect, wholly-owned subsidiary of Hindalco. We have retrospectively recast all periods presented to reflect the amalgamated companies.
          As of March 31, 2010, the Amalgamation increased the Company’s previously reported Additional paid-in capital by $33 million, and reduced Accumulated deficit by $33 million. The Amalgamation had no impact on our consolidated statements of operations or our consolidated statements of cash flows for the years ended March 31, 2010 and 2009.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
increase in energy costs or disruption of energy supplies or supply arrangements could have a material adverse impact on our financial position, results of operations and cash flows.
          Approximately 63% of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial position, results of operations and cash flows.
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
          For the years ended March 31, 2010 and 2009, we reclassified $23 million and $25 million, respectively, from Selling, general and administrative expenses to Costs of goods sold (exclusive of depreciation and amortization).
          In the consolidated balance sheet as of March 31, 2010, we reclassified $3 million of capitalized software from Property, plant and equipment, net to Intangible assets. The reclassification had no impact on total assets, total liabilities, total equity, net income (loss) or cash flows as previously reported.
          In order to present the impact of all customer-directed derivatives and associated trading activities as operating activities on the consolidated statements of cash flows, we corrected our presentation by reclassifying this activity from investing activities to operating activities. This resulted in a reduction to operating cash flow and an increase to investing cash flow of $16 million for the year ended March 31, 2009. This reclassification did not have any impact on total cash or on the balance sheet, income statement or related disclosures.
Revenue recognition
          We recognize sales when the revenue is realized or realizable, and has been earned. We record sales when a firm sales agreement is in place, delivery has occurred and collectability of the fixed or determinable sales price is reasonably assured.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          We recognize product revenue, net of trade discounts and allowances, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer. We generally ship our product to our customers FOB (free on board) destination point. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. We sell most of our products under contracts based on a “conversion premium,” which is subject to periodic adjustments based on market factors. As a result, the aluminum price risk is largely absorbed by the customer. In situations where we offer customers fixed prices for future delivery of our products, we may enter into derivative instruments for all or a portion of the cost of metal inputs to protect our profit on the conversion of the product. In addition, through December 31, 2009, certain of our sales contracts provided for a ceiling over which metal prices could not be contractually passed through to the customer. We partially mitigated the risk of this metal price exposure through the purchase of derivative instruments.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Derivative Instruments
          We hold derivatives for risk management purposes and not for trading. We use derivatives to mitigate uncertainty and volatility caused by underlying exposures to aluminum prices, foreign exchange rates, interest rate, and energy prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
          We may be exposed to losses in the future if the counterparties to our derivative contracts fail to perform. We are satisfied that the risk of such non-performance is remote due to our monitoring of credit exposures. Additionally, we enter into master netting agreements with contractual provisions that allow for netting of counterparty positions in case of default, and we do not face credit contingent provisions that would result in the posting of collateral.
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
          For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in OCI and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. We exclude the time value component of foreign currency capital expenditure hedges when measuring and assessing ineffectiveness. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in (Gain) loss on change in fair value of derivative instruments.
          For all derivatives designated in hedging relationships, gains or losses representing hedge ineffectiveness or amounts excluded from effectiveness testing are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings.
          If no hedging relationship is designated, the gains or losses are recognized in (Gain) loss on change in fair value of derivative instruments, net in our current period earnings. We classify cash settlement amounts associated with these derivatives and designated derivatives as part of investing activities in the consolidated statements of cash flows.
          The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 14 — Financial Instruments and Commodity Contracts and Note 15 — Fair Value of Assets and Liabilities to our accompanying consolidated audited financial statements for discussion on fair value of derivative instruments.
Inventories
          We carry our inventories at the lower of their cost or market value, reduced by reserves for excess and obsolete items. We use the “average cost” method to determine cost.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing dates. This approach includes many assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value. If the carrying amount of a reporting unit’s goodwill were to exceed its estimated fair value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value we would recognize, an impairment charge in an amount equal to that excess in Impairment of goodwill in our consolidated statements of operations.
          When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Long-Lived Assets and Other Intangible Assets
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
     Guarantees
          We recognize a liability for the fair value of obligations undertaken at the inception of a guarantee.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Pensions and Postretirement Benefits
          We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to AOCI in shareholder’s equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For the years ended March 31, 2011 and 2010, we used March 31 as the measurement date.
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
          Losses attributable to the noncontrolling interest in an affiliate may exceed our interest in the affiliate’s equity. The excess, and any further losses attributable to the noncontrolling interest, shall be attributed to those interests. The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As of March 31, 2011, we have no such losses.
     Environmental Liabilities
          We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. We adjust these accruals periodically as assessment and

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Income Taxes
          We provide for income taxes using the asset and liability method. This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. Under ASC 740, a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income through various sources.
          We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more than likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, the statute of limitation has expired or the appropriate taxing authority has completed their examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 17 —Income Taxes for additional discussion.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Foreign Currency Translation
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
     Customer Directed Derivatives
          We classify all customer directed derivatives and associated trading activities as operating activities in our consolidated statement of cash flows. Cash flows provided by (used in), from such derivatives, totaled $19 million, $75 million and ($81) million in the years ended March 31, 2011, 2010 and 2009, respectively. There were no customer directed derivatives outstanding for the year ended March 31, 2011.
     Recently Adopted Accounting Standards
          Effective April 1, 2010, we adopted authoritative guidance in the Accounting Standards Update (ASU) No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU No. 2009-17 was intended (1) to address the effects on certain provisions of the accounting standard dealing with consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASU No. 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, and (2) to clarify questions about the application of certain key provisions related to consolidation of variable interest entities. This standard had no impact on our consolidated financial position, results of operations and cash flow, but did require certain additional footnote disclosures. These disclosures are included in Note 7 — Consolidation of Variable Interest Entities.
     Recently Issued Accounting Standards
          We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial position, results of operations or cash flows, or do not apply to our operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.   RESTRUCTURING PROGRAMS
          Restructuring charges, net for the year ended March 31, 2011, 2010 and 2009 of $34 million, $14 million and $95 million, respectively, includes $5 million, $2 million and $22 million, respectively, of non-cash charges discussed in greater detail below. Restructuring charges, net for the year ended March 31, 2011 includes a $10 million gain from the sale of assets to Hindalco further discussed below. The following table summarizes our restructuring accrual activity by region (in millions).

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves
Balance as of March 31, 2008	$20	$4	$—	$—	$—	$24
Fiscal 2009 Activity:
Provisions, net	53	16	1	2	1	73
Cash payments	(8)	(5)	(1)	—	—	(14)
Impact of exchange rate changes	(4)	1	—	—	—	(3)

Balance as of March 31, 2009	61	16	—	2	1	80
Fiscal 2010 Activity:
Provisions, net	8	5	—	(1)	—	12
Cash payments	(46)	(11)	—	(2)	(1)	(60)
Impact of exchange rate changes	5	—	—	1	—	6

Balance as of March 31, 2010	28	10	—	—	—	38
Fiscal 2011 Activity:
Provisions, net	17	13	—	5	5	40
Cash payments	(10)	(17)	—	(1)	(2)	(30)
Impact of exchange rate changes	2	—	—	—	—	2

Balance as of March 31, 2011	$37	$6	$—	$4	$3	$50

          As of March 31, 2011, $30 million of restructuring reserves is classified as short-term and is included in Accrued expenses and other current liabilities on our consolidated balance sheets.
     Europe
          On March 1, 2011, we announced the sale of our printed confectionery foil packaging business at Bridgnorth, UK to Discovery Foils for $1 million, effective immediately. Approximately 105 employees transferred to Discovery Foils along with the assets of the business. We will continue to provide aluminum foil to the operation under a supply agreement. The business produces multi-colored printed foil used as packaging for confectionery products. The operation is associated with the Bridgnorth aluminum foil rolling and laminating activities that ceased operations at the end of April 2011.
          Consolidating Bridgnorth foil rolling and laminating operations into our other European operations will improve the competitiveness of our European foil and packaging production systems in response to overcapacity and increased competition from manufacturers in low-cost countries. The Bridgnorth closure impacted approximately 200 employees. For the year ended March 31, 2011, we recorded $15 million of restructuring costs consisting of the following: $8 million in severance and environmental costs; $2 million in contract termination and other expenses and $5 million in asset impairment costs related to the write down of land and building to fair value.
          In fiscal 2011, we recorded a $10 million gain on the sale of assets to Hindalco and $1 million in other restructuring related costs related to the previously announced closure of our Rogerstone facility.
          Also, we recorded an additional $3 million of restructuring expense for severance and environmental costs and $2 million of contract termination and other costs related to restructuring actions initiated in prior years at other European plants. For fiscal 2011, we made $6 million in severance payments and $4 million in payments for environmental remediation and other costs.
          For the year ended March 31, 2010, we made the following payments relating to restructuring programs in Europe: $30 million in severance payments, $10 million in payments for environmental remediation and $6 million of other payments. We made additional

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
staff reductions at plants in Italy, Switzerland and Germany, resulting in additional one-time terminations charges of $4 million. We also incurred $4 million of environmental and other costs at our Borgofranco facility, which was closed in March 2006.
          In fiscal 2009, we initiated a number of restructuring actions throughout Europe to reduce labor and overhead costs through capacity and staff reductions. Most significantly, in March 2009, we announced the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K. Operations ceased in April 2009, resulting in the elimination of 440 positions. The total amount expected to be incurred in connection with this closure is $63 million, of which $60 million was recorded in fiscal 2009. We recorded an additional $3 million of net costs related to on-going maintenance of the Rogerstone facility, write-down of additional plant assets and adjustments of reserves established in fiscal 2009. The components of restructuring charges related to Rogerstone for the year ended March 31, 2010 and 2009 are as follows (in millions):

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
     North America
          We recorded $13 million and $4 million of restructuring expense for the year ended March 31, 2011 and 2010, respectively, related to the relocation of our North American headquarters from Cleveland to Atlanta, and made $17 million in payments related to this move.
          In November 2008, we announced a Voluntary Separation Program (VSP) available to salaried employees in North America and the Corporate office aimed at reducing staff levels. This VSP supplemented a pre-existing Involuntary Severance Program (ISP). We eliminated approximately 120 positions and recorded $16 million in severance-related costs for the VSP and ISP programs for the year ended March 31, 2009. This program continued into fiscal 2010, with an additional $1 million in severance costs recorded under the voluntary and involuntary separation programs. We made $11 million in severance payments related to this plan in the year ended March 31, 2010.
     South America
          We recorded $7 million of restructuring expense for the year ended March 31, 2011 for employee termination and certain environmental remediation costs related to the closure of our primary aluminum smelter at Aratu, Brazil, of which $2 million were expensed as incurred; therefore, these costs were not reflected in the table above. The closure was in response to high operating costs and lack of competitively priced energy supply. The closure affected approximately 300 workers and was completed by December 31, 2010. For fiscal 2011, we made $1 million in severance payments. In December 2009, we completed all restructuring actions initiated in fiscal 2009.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Asia
          In February 2009, we recorded approximately $1 million in severance-related costs related to a voluntary retirement program in Asia which eliminated 34 positions. Also, during the year ended March 31, 2009, we recorded an impairment charge of approximately $5 million related to the obsolescence of certain production related fixed assets. These impairment charges are not included in the restructuring provision table above but were reflected as reductions to the respective balance sheet account.
     Corporate
          We recorded $3 million of restructuring expense for the year ended March 31, 2011, related to lease termination costs incurred in the relocation of our Corporate headquarters to a new facility in Atlanta and other contract termination fees. The lease termination costs include a $2 million deferred credit on the former facility.
3.   ACCOUNTS RECEIVABLE
          Accounts receivable consists of the following (in millions).

	March 31,
	2011	2010
Trade accounts receivable	$1,413	$1,080
Other accounts receivable	74	67

Accounts receivable — third parties	1,487	1,147
Allowance for doubtful accounts — third parties	(7)	(4)

	1,480	1,143
Other accounts receivable — related parties	28	24

Accounts receivable, net	$1,508	$1,167

     Allowance for Doubtful Accounts
          As of March 31, 2011 and 2010, our allowance for doubtful accounts represented approximately 0.5% and 0.4%, respectively, of gross accounts receivable.
          Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at	Additions	Accounts	Foreign
	Beginning	Charged to	Recovered/	Exchange	Balance at
	of Period	Expense	(Written-Off)	and Other	End of Period
Year Ended March 31, 2009	$1	$2	$(1)	$—	$2
Year Ended March 31, 2010	$2	$2	$(1)	$1	$4
Year Ended March 31, 2011	$4	$2	$(1)	$2	$7
     Forfaiting and Factoring of Trade Receivables
          Novelis Korea Ltd. forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 120 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          Our Brazilian operations factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. Under this method, customers are directed to make payments on invoices to a financial institution, but are not contractually required to do so. The financial institution pays us for invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables, and they are excluded from the accompanying consolidated balance sheets. Factoring expenses are included in Selling, general and administrative expenses in our consolidated statements of operations.
     Summary Disclosures of Financial Amounts
          The following tables summarize amounts relating to our forfaiting and factoring activities (in millions).

		Year Ended
	March 31,
	2011	2010	2009
Receivables forfaited	$396	$423	$570
Receivables factored	$77	$149	$70
Forfaiting expense	$1	$2	$5
Factoring expense	$1	$1	$1

	March 31,
	2011	2010
Forfaited receivables outstanding	$52	$83
Factored receivables outstanding	$8	$34
4.   INVENTORIES
          Inventories consist of the following (in millions).

	March 31,
	2011	2010
Finished goods	$293	$270
Work in process	529	431
Raw materials	414	295
Supplies	109	93

	1,345	1,089
Allowances	(7)	(6)

Inventories	$1,338	$1,083

5.   PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment, net, consists of the following (in millions).

	March 31,
	2011	2010
Land and property rights	$228	$227
Buildings	816	781
Machinery and equipment	2,787	2,645

	3,831	3,653
Accumulated depreciation and amortization	(1,441)	(1,074)

	2,390	2,579
Construction in progress	153	53

Property, plant and equipment, net	$2,543	$2,632

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          As of March 31, 2011 and 2010, there were $328 million and $242 million, respectively, of fully depreciated assets included in our consolidated balance sheet.
          Total depreciation expense is shown in the table below (in millions). Capitalized interest related to construction of property, plant and equipment was immaterial in the periods presented.

		Year Ended
	March 31,
	2011	2010	2009
Depreciation expense related to property, plant and equipment	$357	$336	$398

     Asset impairments
          During the year ended March 31, 2011, we recorded no asset impairment charges that were included in Other (income) expense, net on the consolidated statement of operations. However, during the year ended March 31, 2011, we recorded impairment charges of approximately $5 million related to the write down to fair value land and building at our Bridgnorth facility which has been included in Restructuring charges, net on the consolidated statement of operations (see Note 2 — Restructuring Programs). During the years ended March 31, 2010 and 2009, we recorded $1 million of impairment charges in each period, which is included in Other (income) expense, net on the consolidated statement of operations. During the year ended March 31, 2009, we also recorded impairment charges totaling $17 million related to assets in Europe and Asia which have been included in Restructuring charges, net on the consolidated statement of operations (see Note 2 — Restructuring Programs).
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
          The following table summarizes rent expense included in our consolidated statements of operations (in millions):

		Year Ended
	March 31,
	2011	2010	2009
Rent expense	$26	$24	$25

          Future minimum lease payments as of March 31, 2011, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

	Operating	Capital Lease
Year Ending March 31,	Leases	Obligations
2012	$24	$8
2013	20	7
2014	18	7
2015	17	7
2016	15	7
Thereafter	44	28

Total minimum lease payments	$138	64

Less: interest portion on capital lease		15

Principal obligation on capital leases		$49

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The future minimum lease payments for capital lease obligations exclude $3 million of unamortized fair value adjustments recorded as a result of the Arrangement (see Note 10 — Debt).
          Assets and related accumulated amortization under capital lease obligations as of March 31, 2011 and 2010 are as follows (in millions).

	March 31,
	2011	2010
Assets under capital lease obligations:
Buildings	$11	$10
Machinery and equipment	78	67

	89	77
Accumulated amortization	(44)	(29)

	$45	$48

     Sale of assets
          For the year ended March 31, 2011, we recorded a $10 million gain on sale of assets to Hindalco related to the previously announced closure of our Rogerstone facility (see Note 2 — Restructuring). There were no material sales of fixed assets during the years March 31, 2010 and 2009.
     Asset Retirement Obligations
          The following is a summary of our asset retirement obligation activity. The period-end balances are included in Other long-term liabilities in our consolidated balance sheets (in millions).

	Balance at
	Beginning			Balance at
	of Period	Accretion	Other	End of Period
Year Ended March 31, 2009	$16	$1	$(1)	$16
Year Ended March 31, 2010	$16	$1	$—	$17
Year Ended March 31, 2011	$17	$1	$(2)	$16
6.   GOODWILL AND INTANGIBLE ASSETS
          The following tables summarize the changes in our goodwill (in millions).

	March 31, 2011
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount(A)	Impairment	Value
North America	$1,148	$(860)	$288
Europe	511	(330)	181
South America	292	(150)	142

	$1,951	$(1,340)	$611

	March 31, 2010
	Gross			Net
	Carrying		Accumulated	Carrying
	Amount(A)	Adjustments(B)	Impairment	Value
North America	$1,148	$—	$(860)	$288
Europe	511	—	(330)	181
South America	263	29	(150)	142

	$1,922	$29	$(1,340)	$611

(A)	Represents goodwill balance, net of prior period accumulated adjustments and excluding accumulated impairments.

(B)	During the second quarter of fiscal 2010, we identified an immaterial error in our consolidated annual and interim financial statements included in previously filed Forms 10-Q and Forms 10-K for fiscal 2009. The error related to deferred income taxes recorded in connection with purchase accounting in South America. As of and for the year ended March 31, 2010, the impact of the correction was an increase to goodwill of $29 million, an increase to deferred tax liabilities of $25 million and a reduction of our income tax expense of $4 million.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The components of intangible assets were as follows (in millions).

	March 31, 2011				March 31, 2010
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Tradenames	20 years	$145	$(28)	$117	$140	$(20)	$120
Technology and software	13 years	210	(72)	138	206	(57)	149
Customer-related intangible assets	20 years	475	(92)	383	464	(67)	397
Favorable energy supply contract	9.5 years	123	(54)	69	124	(42)	82
Other favorable contracts	3.3 years	16	(16)	—	15	(14)	1

	16.9 years	$969	$(262)	$707	$949	$(200)	$749

          Our favorable energy supply contract and other favorable contracts are amortized over their estimated useful lives using methods that reflect the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.
          Amortization expense related to intangible assets is as follows (in millions):

		Year Ended
	March 31,
	2011	2010	2009
Total Amortization expense related to intangible assets	$60	$66	$59
Less: Amortization expense related to intangible assets included in Cost of goods sold (exclusive of depreciation and amortization)(A)	(13)	(18)	(18)

Amortization expense related to intangible assets included in Depreciation and amortization	$47	$48	$41

(A)	Relates to amortization of favorable energy and other supply contracts.
          Estimated total amortization expense related to intangible assets for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,
2012	$61
2013	60
2014	59
2015	59
2016	59

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.  CONSOLIDATION OF VARIABLE INTEREST ENTITIES
          The entity that has a controlling financial interest in a variable interest entity (VIE) is referred to as the primary beneficiary and consolidates the VIE. Prior to March 31, 2010, the primary beneficiary was the entity that would absorb a majority of the economic risks and rewards of the VIE based on an analysis of projected probability-weighted cash flows. In accordance with the new accounting guidance on consolidation of VIEs effective April 1, 2010 (see Note 1), an entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
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
          On April 4, 2011, a consortium of Japanese companies, agreed to purchase ARCO’s share of Logan. The transaction does not impact Novelis’ interest in Logan.

	March 31,	March 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$1	$3
Accounts receivable	27	29
Inventories, net	36	31
Prepaid expenses and other current assets	—	1

Total current assets	64	64
Property, plant and equipment, net	13	10
Goodwill	12	12
Deferred income taxes	52	41
Other long-term assets	3	3

Total assets	$144	$130

Liabilities
Current liabilities
Accounts payable	$26	$23
Accrued expenses and other current liabilities	11	12

Total current liabilities	37	35
Accrued postretirement benefits	120	97
Other long-term liabilities	2	3

Total liabilities	$159	$135

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.  INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
          The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of March 31, 2011, and which we account for using the equity method. We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. We have no material investments that we account for using the cost method.

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

	March 31,
	2011	2010
Assets:
Current assets	$80	$82
Non-current assets	889	856

Total assets	$969	$938

Liabilities:
Current liabilities	$63	$61
Non-current liabilities	163	168

Total liabilities	226	229
Equity:
Novelis equity investment	743	709

Total liabilities and equity	$969	$938

          Included in the accompanying consolidated financial statements are transactions and balances arising from businesses we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table also describes the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions). These results include the incremental depreciation and amortization expense that we record in our equity method accounting as a result of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement. These results also include the $160 million impairment charge to reduce the carrying value of our investment in Aluminium Norf GmbH for the year ended March 31, 2009. The results for the year ended March 31, 2010 also include a $10 million after tax benefit from the refinement of our methodology for recording depreciation and amortization on the step-up in our basis in the underlying assets of an investee.

		Year Ended March 31,
	2011	2010	2009
Net sales	$229	$242	$277
Costs, expenses and provision for taxes on income	241	257	289
Impairment charge	—	—	160

Net income (loss)	$(12)	$(15)	$(172)

Purchase of tolling services from Aluminium Norf GmbH (Norf)	$229	$241	$257

          During the year ended March 31, 2011, Norf borrowed $15 million in a related party loan and repaid $14 million throughout the year in prior loans. We earned less than $1 million of interest income these loan due from Norf during each of the periods presented in the table above. We estimate the probability of receiving the full amount of the loan payments from Norf as high; thus, no allowance for loan loss was provided for this loan as of March 31, 2011 and 2010.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying consolidated balance sheets (in millions). We had no other material related party balances.

	March 31,
	2011	2010
Accounts receivable	$28	$24
Other long-term receivables	$19	$21
Accounts payable	$50	$53
          On December 17, 2010, we paid $1.7 billion to our shareholder as a return of capital.
9.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
          Accrued expenses and other current liabilities consists of the following (in millions).

	March 31,
	2011	2010
Accrued compensation and benefits	$199	$165
Accrued interest payable	64	15
Accrued income taxes	35	25
Other current liabilities	270	231

Accrued expenses and other current liabilities	$568	$436

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.  DEBT
          Debt consists of the following (in millions).

	March 31, 2011					March 31, 2010
				Unamortized			Unamortized
	Interest			Fair Value	Carrying		Fair Value	Carrying
	Rates(A)		Principal	Adjustments(B)	Value	Principal	Adjustments(B)	Value
Third party debt:
Short term borrowings	2.43%		$17	$—	$17	$75	$—	$75
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	4.00%		1,496	(38)	1,458	—	—	—
Floating rate Term Loan Facility, due July 2014	—	%(C)	—	—	—	292	—	292
8.375% Senior Notes, due December 2017	8.375%		1,100	—	1,100	—	—	—
8.75% Senior Notes, due December 2020	8.75%		1,400	(1)	1,399	—	—	—
11.5% Senior Notes, due February 2015	—	%(C)	—	—	—	185	(3)	182
7.25% Senior Notes, due February 2015	7.25	%(C)	74	3	77	1,124	41	1,165
Novelis Corporation
Floating rate Term Loan Facility, due July 2014	—	%(C)	—	—	—	859	(46)	813
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 46 million)	7.50%		48	(3)	45	45	(3)	42
Capital lease obligation, due August 2011 (CHF 1 million)	2.49%		1	—	1	1	—	1
Novelis Brazil
BNDES loans, due December 2018 through March 2019	5.50%		5	(2)	3	—	—	—
Novelis Korea Limited
Bank loan, due October 2010	—%		—	—	—	100	—	100
Other
Other debt, due December 2011 through November 2015	4.16%		3	—	3	1	—	1

Total debt — third parties			4,144	(41)	4,103	2,682	(11)	2,671
Less: Short term borrowings			(17)	—	(17)	(75)	—	(75)
Current portion of long term debt			(21)	—	(21)	(116)	—	(116)

Long-term debt, net of current portion — third parties:			$4,106	$(41)	$4,065	$2,491	$(11)	$2,480

(A)	Interest rates are as of March 31, 2011 and exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of the Arrangement, the debt exchange completed in fiscal 2009 and the Refinancing completed in December 2010.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. Additional floating rate Term Loan with a face value of $220 million issued in March 2009 was recorded at a fair value of $165 million. 11.5% Senior Notes with a face value of $185 million issued in August 2009 were recorded at a fair value of $181 million. In connection with the refinancing transaction of our prior secured term loan with the 2010 Term Loan Facility, a portion of these historical fair value adjustments were allocated to the 2010 Term Loan Facility, and subsequently to the amended 2011 Term Loan Facility.

(C)	On December 17, 2010, we completed a series of refinancing transactions which resulted in the repayment of the total principal amount of the floating rate Term Loan Facility due July 2014, the total outstanding principal amount of the 11.5% Senior Notes due February 2015 and $1.05 billion of aggregate principal amount of 7.25% Senior Notes due 2015. See “Refinancing” below for additional discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized fair value adjustments and using exchange rates as of March 31, 2011 for our debt denominated in foreign currencies) are as follows (in millions).

Amount
Within one year	$38
2 years	20
3 years	21
4 years	96
5 years	21
Thereafter	3,948

Total	$4,144

Refinancing
          On December 17, 2010 we completed a series of refinancing transactions. The refinancing transactions consisted of the sale of $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes and together with the 2017 Notes, the Notes) and a new $1.5 billion secured term loan credit facility (the 2010 Term Loan Facility).
          The proceeds from the refinancing transactions were used to repay our prior secured term loan credit facility, to fund our tender offers and related consent solicitations for our 7.25% Senior Notes and our 11.5% Senior Notes and to pay premiums, fees and expenses associated with the refinancing. In addition, a portion of the proceeds were used to fund a distribution of $1.7 billion as a return of capital to our shareholder.
          In addition, we replaced our existing $800 million asset based loan (ABL) facility with a new $800 million ABL facility (the 2010 ABL Facility). We refer to the 2010 Term Loan Facility and the 2010 ABL Facility collectively as our “new senior secured credit facilities.”
          We also commenced a cash tender offer and consent solicitation for our 7.25% Senior Notes due 2015 (the 7.25% Notes) and our 11.5% Senior Notes due 2015 (the 11.5% Notes). The entire $185 million aggregate outstanding principal amount of the 11.5% Notes was tendered and redeemed. Of the $1.1 billion aggregate principal amount of the 7.25% Notes, $74 million was not redeemed and is expected to remain outstanding through maturity in February 2015. The 7.25% Notes that remain outstanding are no longer subject to substantially all of the restrictive covenants and certain events of default originally included in the indenture for the 7.25% Notes.
          We paid tender premiums, fees and other costs of $174 million associated with the refinancing transactions, including fees paid to lenders, arrangers, and outside professionals such as attorneys and rating agencies. In accordance with FASB ASC 470 — Debt, we performed an analysis to determine whether the old debt had been extinguished or modified. This analysis determines the treatment of fees paid in connection with the transaction and any existing unamortized fees, discounts and fair value adjustments associated with the old debt. As a result of that analysis, we recorded a Loss on early extinguishment of debt of $74 million. The remaining new fees and existing unamortized fees, discounts and fair value adjustments associated with the old debt of $125 million were capitalized and will be amortized as an increase to interest expense over the term of the related debt.
          On March 10, 2011 we amended the 2010 Term Loan Facility originally entered into on December 17, 2010, and entered into an amended agreement (the 2011 Term Loan Facility) due March 2017. We paid an additional $19 million in fees and other costs associated with the amendment. We recorded an additional Loss on early extinguishment of debt of $10 million. The remaining new fees and existing unamortized fees, discounts and fair value adjustments of $9 million were capitalized and will be amortized as an increase to interest expense over the term of the 2011 Term Loan Facility. The amended term loan resulted in a reduction of interest rate from a spread of 3.75% and LIBOR floor of 150 basis points to a spread of 3.00% and LIBOR floor of 100 basis points.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          The Notes were registered under the Securities Act of 1933, as amended (the Securities Act) effective April 14, 2011, pursuant to Regulation S of the Securities Act.
New Senior Secured Credit Facilities
          Our new senior secured credit facilities consist of (1) the $1.5 billion six-year 2011 Term Loan Facility that may be increased in minimum amounts of $50 million per increase provided that the senior secured net leverage ratio shall not, on a proforma basis, exceed 2.5 to 1 and (2) the $800 million five-year New ABL Facility that may be increased by an additional $200 million. Scheduled principal amortization payments under the 2011 Term Loan Facility are $3.75 million per calendar quarter. Any unpaid principal will be due in full in March 2017. Borrowings under the 2010 ABL Facility are subject to certain limitations, generally based on 85% of the book value of eligible North American and certain eligible European accounts receivable; plus up to the lesser of (i) 75% of the net book value of all eligible North American and U.K. inventory or (ii) 85% of the appraised net orderly liquidation value of all eligible North American and U.K. inventory; minus such reserves as the agent bank may establish in good faith in accordance with such agent

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
banks’ permitted discretion. Substantially all of our assets are pledged as collateral under the new senior secured credit facilities. The new senior secured credit facilities are guaranteed by substantially all of our restricted subsidiaries that guarantee the Notes. Generally, for both the 2011 Term Loan Facility and 2010 ABL Facility, interest rates reset periodically and interest is payable on a periodic basis depending on the type of loan. We may prepay borrowings under the new senior secured credit facilities, if certain minimum prepayment amounts and breakage costs are satisfied.
          The new senior secured credit facilities include various customary covenants and events of default, including limitations on our ability to 1) make certain restricted payments, 2) incur additional indebtedness, 3) sell certain assets, 4) enter into sale and leaseback transactions, 5) make investments, loans and advances, 6) pay dividends and distributions beyond certain amounts, 7) engage in mergers, amalgamations or consolidations, 8) engage in certain transactions with affiliates, and 9) prepay certain indebtedness. In addition, under the New ABL Facility, if (a) our excess availability under the New ABL Facility is less than the greater of (i) 12.5% of the lesser of (x) the total New ABL Facility commitment at any time and (y) the then applicable borrowing base and (ii) $90 million, at any time or (b) any event of default has occurred and is continuing, we are required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 until (1) such excess availability has subsequently been at least the greater of (i) 12.5% of the lesser of (x) the total New ABL Facility commitments at such time and (y) the then applicable borrowing base for 30 consecutive days and (ii) $90 million and (2) no default is outstanding during such 30 day period. As of March 31, 2011 our excess availability under the New ABL Facility was $767 million, or 96% of the lender commitments.
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
          The new senior secured credit facilities also contains various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. As of March 31, 2011, we were compliant with these covenants.
BNDES Loans
          In the fourth quarter of fiscal 2011, Novelis Brazil entered into two new loan agreements (the BNDES loans) with Brazil’s National Bank for Economic and Social Development (BNDES) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). The agreements provided for a commitment of borrowings at a fixed Brazilian Real (R$) rate of 5.5% up to $4 million (R$7 million) and $15 million (R$25 million) entered into in February and March of 2011, respectively. As of March 31, 2011, we had borrowed $1 million (R$2 million) and $4 million (R$7 million) under the BNDES loan agreements with maturity dates of December 2018 and March 2019, respectively. Since the BNDES loans bear sub-market interest rates, we have calculated the fair value of the loans at inception and will amortize the discount over the life of the loans using the effective interest method. As of March 31, 2011, the total unamortized discount on the BNDES loans was $2 million.
Short-Term Borrowings and Lines of Credit
          As of March 31, 2011, our short-term borrowings were $17 million consisting of bank overdrafts. As of March 31, 2011, $33 million of the ABL Facility was utilized for letters of credit, and we had $767 million in remaining availability under this revolving credit facility. The weighted average interest rate on our total short-term borrowings was 2.43% and 1.71% as of March 31, 2011 and 2010, respectively.
          As of March 31, 2011, we had $151 million of outstanding letters of credit in Korea which are not related to the ABL Facility.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Rate Swaps
          We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited. The 2011 Term Loan Facility contains a floor feature of the higher of LIBOR or 100 basis points applied to a spread of 3.00%. As of March 31, 2011, this floor feature was in effect, changing our variable rate debt to fixed rate debt. We ceased hedge accounting for these swaps on December 17, 2010. As of March 31, 2010, we had $520 million of interest rate swaps, of which $510 million were designated as cash flow hedges. No interest rate swaps were designated as of March 31, 2011.
          We had a cross-currency interest rate swap in Korea to convert our $100 million variable rate bank loan to KRW 92 billion at a fixed rate of 5.44%. On October 25, 2010, at maturity, we repaid this $100 million loan. The swap expired concurrent with the maturity of the loan.
Capital Lease Obligations
          In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, which is equivalent to $2 million at the exchange rate as of March 31, 2011.
          In September 2005, we entered into a six-year capital lease obligation for equipment in Switzerland which has an interest rate of 2.49% and fixed quarterly payments of CHF 0.2 million, which is equivalent to less than $1 million at the exchange rate as of March 31, 2011.
11.  SHARE-BASED COMPENSATION
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the RSUs is limited to three times the grant price.
          Total compensation expense related to the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts are included in Selling, general and administrative expenses in our consolidated statements of operations. As the performance criteria for fiscal years 2012, 2013 and 2014 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs has been recorded for the years ended March 31, 2011 and 2010.

	Year Ended March 31,
	2011	2010	2009
Novelis Long-Term Incentive Plan 2009	$4	$6	$—
Novelis Long-Term Incentive Plan 2010	9	3	—
Novelis Long-Term Incentive Plan 2011	5	—	—

	$18	$9	$—

          The tables below show the RSUs activity under our 2011 LTIP and the SARs activity under our 2011 LTIP, 2010 LTIP and 2009 LTIP.

			Aggregate
		Grant Date Fair	Intrinsic
	Number of	Value	Value (USD in
2011 LTIP	RSUs	(in Indian Rupees)	millions)
RSUs outstanding as of March 31, 2010	—	—	$—
Granted	918,301	148.77	3
Forfeited/Cancelled	(12,244)	147.10

RSUs outstanding as of March 31, 2011	906,057	148.79	$4

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD in
2011 LTIP	SARs	(in Indian Rupees)	(In years)	millions)
SARs outstanding as of March 31, 2010	—	—	—	$—
Granted	7,213,839	148.77
Forfeited/Cancelled	(96,187)	147.10

SARs outstanding as of March 31, 2011	7,117,652	148.79	6.15	$10

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD in
2010 LTIP	SARs	(in Indian Rupees)	(In years)	millions)
SARs outstanding as of March 31, 2010	13,680,431	87.68	6.24	$29
Granted	32,278	125.33
Exercised	(2,002,387)	86.18
Forfeited/Cancelled	(657,831)	85.79

SARs outstanding as of March 31, 2011	11,052,491	88.46	5.24	$25

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD in
2009 LTIP	SARs	(in Indian Rupees)	(In years)	millions)
SARs outstanding as of March 31, 2010	11,371,399	60.50	5.25	$18
Exercised	(1,690,380)	60.50
Forfeited/Cancelled	(736,197)	60.50

SARs outstanding as of March 31, 2011	8,944,822	60.50	4.22	$14

          The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The fair value of each SAR under the 2011 LTIP, 2010 LTIP and 2009 LTIP was estimated as of March 31, 2011 using the following assumptions:

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011 LTIP	2010 LTIP	2009 LTIP
Risk-free interest rate	7.61 - 7.91%	7.63 - 7.93%	7.65 - 7.95%
Dividend yield	0.65%	0.65%	0.65%
Volatility	49.43%	52.31%	54.34%
Time interval (in years)	0.004	0.004	0.004
          The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. As of March 31, 2011, 3,480,536 SARs were exercisable.
          Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $28 million which is expected to be realized over a weighted average period of 1.6 years. Unrecognized compensation expense related to the RSU’s is $3 million and will be recognized over the vesting period of three years.
12.  POSTRETIREMENT BENEFIT PLANS
          Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K.; unfunded defined benefit pension plans in Germany; unfunded lump sum indemnities in France, Malaysia and Italy; and partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.
          Some of our employees participated in defined benefit plans that were previously managed by Alcan in Canada and the U.K. In Switzerland, we continue to participate in the Rio Tinto Alcan defined benefit and defined contribution plans. The pension asset transfers of $49 million and the pension liability transfers of $48 million for fiscal year 2009, relate to pension transfers from Alcan.
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

	Year Ended
	March 31,
	2011	2010	2009
Funded pension plans	$41	$50	$29
Unfunded pension plans	13	11	16
Savings and defined contribution pension plans	18	16	16

Total contributions	$72	$77	$61

          During fiscal year 2012, we expect to contribute $49 million to our funded pension plans, $13 million to our unfunded pension plans and $20 million to our savings and defined contribution plans.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

		Allocation in
		Aggregate as of
	Target	March 31,
Asset Category	Allocation Ranges	2011	2010
Equity securities	35 - 60%	50%	51%
Debt securities	35 - 55%	39%	40%
Real estate	0 - 25%	4%	4%
Other	0 - 15%	7%	5%
Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements
          The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits (in millions), including the Swiss Pension Plan. Other Benefits in the tables below include unfunded healthcare and life insurance benefits provided to retired employees in Canada, Brazil and the U.S.

	Pension Benefits
	Year Ended March 31,
	2011	2010	2009
Benefit obligation at beginning of period	$1,154	$945	$991
Service cost	36	35	38
Interest cost	64	61	57
Members’ contributions	5	5	9
Benefits paid	(45)	(40)	(39)
Amendments	1	1	—
Transfers/mergers	(6)	4	48
Curtailments/termination benefits	—	1	(2)
Actuarial (gains) losses	23	107	(33)
Currency (gains) losses	43	35	(124)

Benefit obligation at end of period	$1,275	$1,154	$945

Benefit obligation of funded plans	$1,101	$976	$787
Benefit obligation of unfunded plans	174	178	158

Benefit obligation at end of period	$1,275	$1,154	$945

	Other Benefits
	Year Ended March 31,
	2011	2010	2009
Benefit obligation at beginning of period	$167	$162	$171
Service cost	7	6	7
Interest cost	10	10	10
Benefits paid	(7)	(7)	(7)
Curtailments/termination benefits	—	—	(3)
Actuarial (gains) losses	18	(6)	(14)
Currency (gains) losses	1	2	(2)

Benefit obligation at end of period	$196	$167	$162

Benefit obligation of funded plans	$—	$—	$—
Benefit obligation of unfunded plans	196	167	162

Benefit obligation at end of period	$196	$167	$162

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits
	Year Ended March 31,
	2011	2010	2009
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$805	$598	$724
Actual return on plan assets	81	147	(102)
Members’ contributions	5	5	9
Benefits paid	(45)	(40)	(39)
Company contributions	54	62	45
Transfers/mergers	(6)	4	49
Currency gains (losses)	33	29	(88)

Fair value of plan assets at end of period	$927	$805	$598

	March 31,
	2011		2010
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Funded status
Funded Status at end of period:
Assets less the benefit obligation of funded plans	$(174)	$—	$(171)	$—
Benefit obligation of unfunded plans	(174)	(196)	(178)	(167)

	$(348)	$(196)	$(349)	$(167)

As included on consolidated balance sheet
Accrued expenses and other current liabilities	$11	$8	$(12)	$(7)
Accrued postretirement benefits	337	188	(337)	(160)

	$348	$196	$(349)	$(167)

          The postretirement amounts recognized in Accumulated other comprehensive income (loss), before tax effects, are presented in the table below (in millions).

	March 31,
	2011		2010
	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits
Net actuarial loss	$100	$19	$111	$1
Prior service cost (credit)	(5)	—	(6)	—

Total postretirement amounts recognized in Accumulated other comprehensive loss (income)	$95	$19	$105	$1

          The estimated amounts that will be amortized from Accumulated other comprehensive income (loss) into net periodic benefit cost in fiscal 2012 are $10 million for pension benefits and $1 million for other postretirement benefits, primarily related to net actuarial losses.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accumulated Benefit Obligation in Excess of Plan Assets
          The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of March 31, 2011 and 2010 are presented in the table below (in millions).

	March 31,
	2011	2010
Projected benefit obligation	$1,014	$940
Accumulated benefit obligation	$918	$847
Fair value of plan assets	$698	$615
Future Benefit Payments
          Expected benefit payments to be made during the next ten fiscal years are listed in the table below (in millions).

	Pension Benefits	Other Benefits
2012	$42	$8
2013	48	9
2014	53	9
2015	58	11
2016	63	12
2017 through 2020	399	76

Total	$663	$125

Components of Net Periodic Benefit Cost
          The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

	Year Ended
	March 31,
Pension Benefits	2011	2010	2009
Net periodic benefit cost
Service cost	$36	$35	$38
Interest cost	64	61	57
Expected return on assets	(56)	(43)	(50)
Amortization
— actuarial losses	11	12	—
— prior service cost	(1)	(1)	(1)
Curtailment/settlement losses	—	1	(1)

Net periodic benefit cost	54	65	43
Proportionate share of non-consolidated affiliates’ deferred pension costs, net of tax	3	1	4

Total net periodic benefit costs recognized	$57	$66	$47

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Year Ended
	March 31,
Other Benefits	2011	2010	2009
Net periodic benefit cost
Service cost	$7	$6	$7
Interest cost	9	10	10
Amortization
— actuarial losses	—	1	2
Curtailment/termination benefits	—	—	(3)

Total net periodic benefit costs recognized	$16	$17	$16

Actuarial Assumptions and Sensitivity Analysis
          The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

		Year Ended
	March 31,
Pension Benefits	2011	2010	2009
Weighted average assumptions used to determine benefit obligations
Discount rate	5.3%	5.5%	6.0%
Average compensation growth	3.3%	3.6%	3.6%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.5%	6.1%	5.9%
Average compensation growth	3.6%	3.4%	3.6%
Expected return on plan assets	6.8%	6.7%	6.9%

		Year Ended
	March 31,
Other Benefits	2011	2010	2009
Weighted average assumptions used to determine benefit obligations
Discount rate	5.2%	5.6%	6.2%
Average compensation growth	3.9%	3.9%	3.9%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.6%	6.2%	6.1%
Average compensation growth	3.9%	4.0%	3.9%
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
          In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 6.7% in fiscal 2012.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          We provide unfunded healthcare and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $7 million and $7 million for the years ended March 31, 2011 and 2010, respectively. The assumed healthcare cost trend used for measurement purposes is 8% for fiscal 2012, decreasing gradually to 5% in 2019 and remaining at that level thereafter.
          A change of one percentage point in the assumed healthcare cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease
Sensitivity Analysis
Effect on service and interest costs	$2	$(2)
Effect on benefit obligation	$17	$(15)
          In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance ASC No. 712, Compensation — Retirement Benefits. Other long-term liabilities on our consolidated balance sheets includes $19 million and $19 million as of March 31, 2011 and 2010, respectively, for these benefits.
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
US Pension Plan Assets

	March 31, 2011				March 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Large Cap Equity	$—	$149	$—	$149	$—	$127	$—	$127
Small/Mid Cap Equity	—	41	—	41	—	35	—	35
International Equity	—	86	—	86	—	77	—	77
Fixed Income	—	186	—	186	—	166	—	166

Total	$—	$462	$—	$462	$—	$405	$—	$405

Foreign Pension Plan Assets

	March 31, 2011				March 31, 2010
	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity	$138	$53	$—	$191	$119	$47	$—	$166
Fixed Income	16	156	—	172	15	146	—	161
Real Estate	5	31	—	36	3	27	—	30
Cash	34	—	—	34	13	—	—	13
Other	8	24	—	32	9	21	—	30

Total	$201	$264	$—	$465	$159	$241	$—	$400

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. CURRENCY LOSSES (GAINS)
          The following currency losses (gains) are included in the accompanying consolidated statements of operations (in millions).

	Year Ended March 31,
	2011	2010	2009
Net gain on change in fair value of currency derivative instruments(A)	$(40)	$(72)	$(21)
Net (gain) loss on remeasurement and transaction gains or losses(B)	(1)	(15)	98

Net currency (gain) loss	$(41)	$(87)	$77

(A)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(B)	Included in Other (income) expenses, net.
          The following currency translation gains (losses) are included in Accumulated other comprehensive loss (AOCI), net of tax and Noncontrolling interests (in millions).

	Year Ended March 31,
	2011	2010	2009
Cumulative currency translation adjustment — beginning of period	$(3)	$(78)	$85
Effect of changes in exchange rates	117	75	(163)

Cumulative currency translation adjustment — end of period	$114	$(3)	$(78)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
          The gross fair values of our financial instruments and commodity contracts as of March 31, 2011 and 2010 are as follows (in millions):

	March 31, 2011
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Cash flow hedges
Currency exchange contracts	$43	$10	$(1)	$—	$52
Interest rate swaps	—	—	—	—	—
Aluminum contracts	44	—	—	—	44
Fair value hedge
Aluminum contracts	9	—	—	—	9

Total derivatives designated as hedging instruments	96	10	(1)	—	105

Derivatives not designated as hedging instruments:
Aluminum contracts	54	5	(49)	—	10
Currency exchange contracts	15	2	(19)	(1)	(3)
Interest rate swaps	—	—	(4)	—	(4)
Electricity swap	—	—	(6)	(23)	(29)
Energy contracts	—	—	(3)	—	(3)

Total derivatives not designated as hedging instruments	69	7	(81)	(24)	(29)

Total derivative fair value	$165	$17	$(82)	$(24)	$76

	March 31, 2010
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Cash flow hedges
Currency exchange contracts	$—	$—	$—	$(21)	$(21)
Interest rate swaps	—	—	(6)	(1)	(7)
Electricity swap	—	—	(8)	(27)	(35)

Total derivatives designated as hedging instruments	—	—	(14)	(49)	(63)

Derivatives not designated as hedging instruments:
Aluminum contracts	149	6	(80)	—	75
Currency exchange contracts	48	1	(10)	(1)	38
Energy contracts	—	—	(6)	—	(6)

Total derivatives not designated as hedging instruments	197	7	(96)	(1)	107

Total derivative fair value	$197	$7	$(110)	$(50)	$44

(A)	The noncurrent portions of derivative liabilities are included in Other long-term liabilities in the accompanying consolidated balance sheets.
Aluminum
          We use aluminum forward contracts and options to hedge our exposure to changes aluminum prices. These exposures arise from firm commitments to sell aluminum in future periods at fixed prices, the forecasted output of our smelter operations in South America and the forecasted metal price lag associated aluminum sales in future periods at prices based on the LME.
          We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We recognized gains on changes in fair value of derivative contracts of $4 million and losses on changes in the fair value of designated hedged items of $4 million in sales revenue for the year ended March 31, 2011. We had 25 kt of outstanding aluminum forward contracts through December 2012 designated as fair value hedges as of March 31, 2011. No aluminum forward contracts were designated as fair value hedges as of March 31, 2010.
          We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our future metal purchases that vary based on changes in the LME price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed price. We had 183 kt of outstanding aluminum forward contracts through December 2011 designated as cash flow hedges as of March 31, 2011. No aluminum forward contracts were designated as cash flow hedges as of March 31, 2010.
          The remainder of our aluminum derivative contracts has not been designated as accounting hedges. As of March 31, 2011 and 2010, we had short positions of 146 kt and long positions of 55 kt, respectively, of outstanding aluminum contracts not designated as hedges. The following table summarizes our notional amount (in kt).

	March 31,
	2011	2010

Hedge Type
Long (Short)
Cash Flow	183	—
Fair Value	25	—
Not Designated	(146)	55

Total	62	55
Energy
          We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. The outstanding portion of this swap includes a total of 1.4 million megawatt hours through 2017.
          We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of March 31, 2011 and 2010, we had 6.7 million MMBTUs and 4.2 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
          We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions (see Note 10 — Debt), these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited. We ceased hedge accounting for these swaps and released all Accumulated Other Comprehensive Income (AOCI) into current period earnings. We had $510 million of outstanding interest rate swaps designated as cash flow hedges as of March 31, 2010. No interest rate swaps were designated as cash flow hedges as of March 31, 2011.
          We had $220 million and $10 million of outstanding interest rate swaps that were not designated in hedging relationships as of March 31, 2011 and 2010, respectively.
Foreign Currency
          We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
          We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $644 million of outstanding foreign currency forwards through December 2013 designated as cash flow hedges as of March 31, 2011. No foreign currency contracts were designated as cash flow hedges as of March 31, 2010.
          We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. In May 2010, we terminated all such hedges. Prior to termination, we recognized a gain of $18 million in OCI for the year ended March 31, 2011. A realized net loss of $3 million remains in AOCI. We recognized losses of $11 million and $169 million in OCI for the years ended March 31, 2010 and 2009, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          We use foreign currency cross-currency swaps to hedge our cash flow exposure arising from foreign currency denominated debt. During February and March of 2011, we obtained fixed rate Brazilian Real denominated government subsidized loans and entered into fixed-for-fixed cross-currency swaps and designated these swaps as cash flow hedges to effectively convert this financing into US Dollars. As of March 31, 2011, we had cross currency swaps with $5 million of outstanding notional.
          As of March 31, 2011 and 2010, we had outstanding currency exchange contracts with a total notional amount of $1.6 billion and $1.4 billion, respectively, which were not designated as hedges.
Other
          For certain customers, we enter into contractual relationships that entitle us to pass through the economic effect of trading positions that we take with other third parties on our customers’ behalf. We recognize a derivative position with both the customer and the third party for these types of contracts and we classify cash settlement amounts associated with these derivatives as part of operating activities in the condensed consolidated statements of cash flows. These derivatives expired in February 2010 with the last cash settlement occurring in October 2010.
          We may be exposed to losses in the future if the counterparties to our derivative contracts fail to perform. We are satisfied that the risk of such non-performance is remote due to our monitoring of credit exposures. Additionally, we enter into master netting agreements with contractual provisions that allow for netting of counterparty positions in case of default, and we do not face credit contingent provisions that would result in the posting of collateral.
          The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in earnings (in millions).

		Year Ended
	March 31,
	2011	2010	2009

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$5	$123	$(561)
Currency exchange contracts	34	72	21
Interest Rate swaps	(5)	—	—
Electricity swap	7	6	13
Energy contracts	(4)	(7)	(29)

Gain (loss) recognized	37	194	(556)
Derivative Instruments Designated as Hedges
Cash flow hedges
Aluminum contracts(A)	—	—	—
Currency exchange contracts (B)	6	—	—
Interest Rate Swaps	—	—	—
Fair Value hedges
Aluminum contracts	4	—	—
Fixed priced firm sales commitments (A)	(4)	—	—

Gain recognized	6	—	—

Gain (loss) on change in fair value of derivative instruments, net	$43	$194	$(556)

(A)	Less than $1 million of ineffectiveness exists in both cash flow and fair value hedging relationships involving aluminum derivatives.

(B)	Amount represents excluded forward market premium/discount and hedging relationship ineffectiveness.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table summarizes realized and unrealized gains (losses) associated with the change in fair value of derivative instruments recognized in earnings.

		Year Ended
	March 31,
	2011	2010	2009

Realized gains (losses) included in segment income	$102	$(385)	$(41)
Realized gain on other derivatives not in segment income	5	1	4
Unrealized gains (losses)	(64)	578	(519)

Gain (loss) on change in fair value of derivative instruments, net	$43	$194	$(556)

          The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). During the next twelve months, we expect to reclassify $70 million in effective net gains from our cash flow hedges from AOCI into Net income (loss). The maximum period over which we have hedged our exposure to cash flow variability is through 2017.

								Amount of Gain or (Loss)
								Recognized in
	Amount of Gain or (Loss)				Amount of Gain or (Loss)			Income/(Expense) on
	Recognized in OCI on			Location of Gain or	Reclassified from			Derivative (Ineffective Portion
Derivatives in Cash Flow	Derivative			(Loss)	AOCI into Income/(Expense)			and Amount Excluded from
	(Effective Portion)			Reclassified from	(Effective Portion)			Effectiveness Testing)
	Year Ended			Accumulated OCI	Year Ended			Year Ended
	March 31,			into Earnings	March 31,			March 31,
Hedging Relationships	2011	2010	2009	(Effective Portion)	2011	2010	2009	2011	2010	2009

Electricity swap	$12	$(13)	$(20)	(Gain) loss on derivative instruments, net	$7	$5	$13	$—	$1	$—
Aluminum contracts	41	—	—	Cost of goods sold	—	—	—	—	—	—
Interest rate swaps	1	5	3	Interest expense and amortization of debt issuance costs(A)	(5)	—	—	(5)	—	—
Currency exchange contracts	24	—	—	Depreciation and amortization; Cost of goods sold; Selling, general and administrative expense	—	—	—	6	—	—

Total	$78	$(8)	$(17)		$2	$5	$13	$1	$1	$—

(A)	All AOCI related to interest rate swaps was released upon refinancing and de-designation. Gains or losses are released through (Gain) loss on derivative instruments, net.

15.	FAIR VALUE OF ASSETS AND LIABILITIES
          We record certain assets and liabilities, primarily derivative instruments on our consolidated balance sheets at fair value. We also disclose the fair values of certain financial instruments, including debt and loans receivable, which are not recorded at fair value. Our objective in measuring fair value is to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads and nonperformance risk, including our own nonperformance risk, in measuring fair value. We use observable market inputs wherever possible. To the extent that observable market inputs are not available, our fair value measurements will reflect the assumptions we use. We grade the level of our fair value measures according to a three-tier hierarchy:
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          As of March 31, 2011 and 2010, we did not have any Level 1 derivative contracts. No amounts were transferred from Level 1 to Level 2 or to Level 3. Additionally, no amounts were transferred from Level 2 to Level 1 or to Level 3.
          The following table presents our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (in millions).

	March 31,
	2011		2010
	Assets	Liabilities	Assets	Liabilities

Level 2
Aluminum contracts	$111	$(48)	$151	$(76)
Currency exchange contracts	70	(21)	49	(32)
Electricity swap	—	—	—	—
Energy contracts	—	(3)	—	(6)
Interest rate swaps	—	(4)	—	(7)

Total Level 2 Instruments	181	(76)	200	(121)

Level 3
Aluminum contracts	1	(1)	4	(4)
Currency exchange contracts	—	—	—	—
Electricity swap	—	(29)	—	(35)

Total Level 3 Instruments	1	(30)	4	(39)

Total	$182	$(106)	$204	$(160)

          We recognized less than $1 million of unrealized losses related to Level 3 financial instruments that were still held as of March 31, 2011. These unrealized gains are included in (Gain) loss on change in fair value of derivative instruments, net.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3
Derivative
Instruments(A)

Balance as of March 31, 2009	$(44)
Net realized/unrealized (losses) included in earnings(B)	5
Net realized/unrealized (losses) included in Other comprehensive income (loss)(C)	(17)
Net purchases, issuances and settlements	(5)
Net transfers from Level 3 to Level 2	26

Balance as of March 31, 2010	(35)
Net realized/unrealized (losses) included in earnings(B)	7
Net realized/unrealized (losses) included in Other comprehensive income (loss)(C)	6
Net purchases, issuances and settlements	(7)
Net transfers from Level 3 to Level 2	—

Balance as of March 31, 2011	$(29)

(A)	Represents derivative assets net of derivative liabilities.

(B)	Included in (Gain) loss on change in fair value of derivative instruments, net.

(C)	Included in Change in fair value of effective portion of hedges, net.
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

	March 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Long-term receivables from related parties	$19	$19	$21	$21
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,086	$4,370	$2,596	$2,432

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	OTHER (INCOME) EXPENSES, NET
          Other (income) expenses, net is comprised of the following (in millions).

		Year Ended
	March 31,
	2011	2010	2009

Net (gain) loss on currency remeasurement and transaction gains or losses	$(1)	$(15)	$98
Gain on reversal of accrued legal claims(A)	—	(3)	(26)
(Gain) loss on Brazilian tax litigation	3	(6)	9
(Gain) loss on sale of assets, net	(4)	1	—
Other, net	9	(2)	5

Other (income) expenses, net	$7	$(25)	$86

(A)	We recognized a $26 million gain on the reversal of a previously recorded legal accrual upon settlement during the year ended March 31, 2009.

17.	INCOME TAXES
          We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our Income (loss) before income taxes (and after removing our Equity in net (income) loss of non-consolidated affiliates) are as follows (in millions).

		Year Ended
	March 31,
	2011	2010	2009

Domestic (Canada)	$(181)	$(38)	$(15)
Foreign (all other countries)	436	780	(1,981)

Pre-tax income (loss) before equity in net (income) loss of non-consolidated affiliates	$255	$742	$(1,996)

          The components of the Income tax provision (benefit) are as follows (in millions).

		Year Ended
	March 31,
	2011	2010	2009

Current provision (benefit):
Domestic (Canada)	$16	$(24)	$7
Foreign (all other countries)	112	58	78

Total current	128	34	85

Deferred provision (benefit):
Domestic (Canada)	(6)	—	—
Foreign (all other countries)	(39)	228	(331)

Total deferred	(45)	228	(331)

Income tax provision (benefit)	$83	$262	$(246)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions, except percentages).

		Year Ended
	March 31,
	2011	2010	2009

Pre-tax income (loss) before equity in net (income) loss on non-consolidated affiliates	$255	$742	$(1,996)

Canadian Statutory tax rate	29%	30%	31%

Provision (benefit) at the Canadian statutory rate	$74	$223	$(619)
Increase (decrease) for taxes on income (loss) resulting from:
Non-deductible goodwill impairment	—	—	415
Exchange translation items	—	19	(4)
Exchange remeasurement of deferred income taxes	20	38	(48)
Change in valuation allowances	1	(3)	61
Tax credits and other allowances	(5)	(4)	(8)
Expense (income) items not subject to tax	(9)	1	3
Dividends not subject to tax	(15)	—	—
Enacted tax rate changes	8	7	(7)
Tax rate differences on foreign earnings	(6)	(9)	(33)
Uncertain tax positions	6	(10)	2
Other, net	9	—	(8)

Income tax provision (benefit)	$83	$262	$(246)

Effective tax rate	33%	35%	12%

          Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) non-deductible impairment of goodwill; (2) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (3) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (4) changes in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses; (5) non-taxable dividends; (6) the effects of enacted tax rate changes on cumulative taxable temporary differences; and (7) differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings and (7) increases or decreases in uncertain tax positions recorded under the provisions of ASC 740, Income Taxes (ASC 740).
          In 2005, we entered into a tax sharing and disaffiliation agreement with Alcan that provides indemnification if certain factual representations are breached or if certain transactions are undertaken or certain actions are taken that have the effect of negatively affecting the tax treatment of our spin-off from Alcan. It further governs the disaffiliation of the tax matters of Alcan and its subsidiaries or affiliates other than us, on the one hand, and us and our subsidiaries or affiliates, on the other hand. In this respect it allocates taxes accrued prior to the spin-off and after the spin-off as well as transfer taxes resulting there from. It also allocates obligations for filing tax returns and the management of certain pending or future tax contests and creates mutual collaboration obligations with respect to tax matters.
          We enjoy the benefits of favorable tax holidays in various jurisdictions, which resulted in an $11 million reduction to tax expense for the year ended March 31, 2011, and will phase out between December 31, 2013 and March 31, 2020.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	March 31,
	2011	2010

Deferred income tax assets:
Provisions not currently deductible for tax purposes	$216	$221
Tax losses/benefit carryforwards, net	355	404
Depreciation and amortization	93	86
Other assets	35	21

Total deferred income tax assets	699	732
Less: valuation allowance	(239)	(223)

Net deferred income tax assets	$460	$509

Deferred income tax liabilities:
Depreciation and amortization	$727	$824
Inventory valuation reserves	119	97
Monetary exchange gains, net	85	73
Other liabilities	33	29

Total deferred income tax liabilities	$964	$1,023

Net deferred income tax liabilities	$504	$514

          ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will not realize a portion of our deferred tax assets and that valuation allowances of $239 million and $223 million were necessary as of March 31, 2011 and 2010, respectively.
          We considered the announced closure of our Bridgnorth operations in our analysis of positive and negative evidence surrounding expected future taxable income in the U.K. and determined that it is more likely than not that we will realize our net deferred tax asset. Therefore, in fiscal 2011, we reversed the valuation allowance, resulting in a decrease to income tax expense of $49 million.
          As of March 31, 2011, we had net operating loss carryforwards of approximately $309 million (tax effected) and tax credit carryforwards of $46 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards begin expiring in fiscal 2012 with some amounts being carried forward indefinitely. As of March 31, 2011, valuation allowances of $112 million and $24 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in the U.S., the U.K., Canada, France, Italy, and Luxembourg.
          As of March 31, 2010, we had net operating loss carryforwards of approximately $368 million (tax effected) and tax credit carryforwards of $36 million, which would have been available to offset future taxable income and tax liabilities, respectively. The carryforwards began expiring in fiscal 2011 with some amounts being carried forward indefinitely. As of March 31, 2010, valuation allowances of $88 million and $17 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefits would not be realized. The net operating loss carryforwards were predominantly in the U.S., the U.K., Canada, France, Italy, Luxembourg, and Brazil.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Tax Uncertainties
          As of March 31, 2011 and 2010, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $45 million and $39 million, respectively.
          We are awaiting a court ruling regarding the utilization of certain operating losses. We anticipate that it is reasonably possible that this ruling will result in a $16 million decrease in unrecognized tax benefits by March 31, 2012 related to this matter. We have fully funded this contingent liability through a judicial deposit, which is included in Other long-term assets — third parties since January 2007.
          Tax authorities are currently examining certain of our tax returns for fiscal years 2004 through 2008. We are evaluating potential adjustments and we do not anticipate that settlement of the examinations will materially affect our financial statements. With few exceptions, tax returns for all jurisdictions for all tax years before 2003 are no longer subject to examination by taxing authorities.
          During the year ended March 31, 2011, the statute of limitations lapsed with respect to unrecognized tax benefits related to utilization of operating losses and cross-border intercompany pricing of services. As a result, we recognized a reduction in unrecognized tax benefits of $5 million, including a decrease in accrued interest of $2 million, recorded as a reduction to the income tax provisions in the consolidated statement of operations and comprehensive income (loss).
          Our policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of March 31, 2011, 2010 and 2009, we had $16 million, $14 million and $12 million accrued, respectively, for interest and penalties. For the years ended March 31, 2011, and 2010, we recognized $2 million in interest and penalty expense in each period. For the year ended March 31, 2009, we recognized a $2 million tax benefit.
          A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

		Year Ended
	March 31,
	2011	2010	2009

Beginning balance	$39	$51	$61
Additions based on tax positions related to the current period	4	4	1
Additions based on tax positions of prior years	3	7	3
Reductions based on tax positions of prior years	—	—	(3)
Settlements	—	(1)	(4)
Statute lapses	(3)	(23)	(1)
Foreign exchange	2	1	(6)

Ending Balance	$45	$39	$51

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Income Taxes Payable
          Our consolidated balance sheets include income taxes payable (net) of $87 million and $70 million as of March 31, 2011 and 2010, respectively. Of these amounts, $35 million and $25 million are reflected in Accrued expenses and other current liabilities as of March 31, 2011 and 2010, respectively.

18.	COMMITMENTS AND CONTINGENCIES
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
     Legal Proceedings
          Coca-Cola Lawsuit. On July 8, 2010, a Georgia state court granted Novelis Corporation’s motion for summary judgment, effectively dismissing a lawsuit brought by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) against Novelis Corporation. In the lawsuit, which was filed on February 15, 2007, CCBSS alleged that Novelis Corporation breached the “most favored nations” provision regarding certain pricing matters under an aluminum can stock supply agreement between the parties, and sought monetary damages and other relief. On August 6, 2010, CCBSS filed a notice of appeal with the court, and on August 20, 2010, we filed a cross notice of appeal. We and CCBSS have each filed appellate briefs in the case, and on February 9, 2011, the appellate court heard oral arguments on the briefs. We expect a ruling from the appellate court within six months after the date oral arguments were heard. We have concluded that a loss from the litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe there is a reasonable possibility of a loss from the lawsuit.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          We have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of March 31, 2011 will be approximately $57 million. Of this amount, $24 million is included in Other long-term liabilities, with the remaining $33 million included in Accrued expenses and other current liabilities in our consolidated balance sheet as of March 31, 2011. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.
     Brazil Tax Matters
          Primarily as a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes in South America, as of March 31, 2011 and 2010, we had cash deposits aggregating approximately $54 million and $45 million, respectively, in judicial depository accounts pending finalization of the related cases. The depository accounts are in the name of the Brazilian government and will be expended towards these legal proceedings or released to us, depending on the outcome of the legal cases. These deposits are included in Other long-term assets — third parties in our accompanying consolidated balance sheets. In addition, we are involved in several disputes with Brazil’s Ministry of Treasury about various forms of manufacturing taxes and social security contributions, for which we have made no judicial deposits but for which we have established reserves ranging from $6 million to $145 million as of March 31, 2011. In total, these reserves approximate $168 million and $149 million as of March 31, 2011 and 2010, respectively, and are included in Other long-term liabilities in our accompanying consolidated balance sheets.
          On May 28, 2009, the Brazilian government passed a law allowing taxpayers to settle certain federal tax disputes with the Brazilian tax authorities, including disputes relating to a Brazilian national tax on manufactured products, through an installment program. Under the program, if a company elects to settle a tax dispute and pay the principal amount due over a specified payment period, the company will receive a discount on the interest and penalties owed on the disputed tax amount. Novelis has made 18 minimum payments under the installment program beginning in fiscal year 2009. We expect to pay the remaining balance over a period of 162 months beginning in the first quarter of fiscal year 2012.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          The following table discloses information about our obligations under guarantees of indebtedness related to our wholly-owned subsidiaries as of March 31, 2011 (in millions).

	Maximum	Liability
	Potential	Carrying
Type of Entity	Future Payment	Value

Wholly-owned subsidiaries	$134	$63
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
          The following is a description of our operating segments:
•	North America. Headquartered in Atlanta, Georgia, this segment manufactures aluminum sheet and light gauge products and operates eleven plants, including two fully dedicated recycling facilities, in two countries.

•	Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 13 plants, including one recycling facility, in six countries.

•	Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

•	South America. Headquartered in Sao Paulo, Brazil, this segment comprises bauxite mining, smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates three plants in Brazil.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
          During the fourth quarter of fiscal 2011, we made a decision to change the manner in which we evaluate and report the company’s business segments, allocating the costs of our corporate center to our regional businesses in North America, Europe, Asia and South America. Corporate center costs were allocated to each region based on a blended weighting of scale, capital intensity and human capital. We have recast all of our historical segment disclosures, including segment income, for all periods presented in this Form 10-K.
          The tables below show selected segment financial information (in millions). The “Other and Eliminations” column in the table below include eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments.
Selected Segment Financial Information

Selected Operating Results	North			South	Other and
Year Ended March 31, 2011	America	Europe	Asia	America	Eliminations	Total
Net sales	$3,922	$3,589	$1,866	$1,214	$(14)	$10,577
Write-off and amortization of fair value adjustments	(7)	1	—	—	(3)	(9)
Depreciation and amortization	168	141	56	80	(41)	404
Income tax provision (benefit)	3	1	27	44	8	83
Capital expenditures	61	73	37	81	(18)	234
Total assets as of March 31, 2011	$2,683	$3,170	$1,015	$1,481	$(53)	$8,296

Selected Operating Results	North			South	Other and
Year Ended March 31, 2010	America	Europe	Asia	America	Eliminations	Total
Net sales	$3,292	$2,975	$1,501	$948	$(43)	$8,673
Write-off and amortization of fair value adjustments	128	(1)	—	—	7	134
Depreciation and amortization	162	153	48	64	(43)	384
Income tax provision (benefit)	116	73	31	69	(27)	262
Capital expenditures	38	48	15	18	(18)	101
Total assets as of March 31, 2010	$2,726	$2,870	$965	$1,344	$(143)	$7,762

Selected Operating Results	North			South	Other and
Year Ended March 31, 2009	America	Europe	Asia	America	Eliminations	Total
Net sales	$3,930	$3,718	$1,536	$1,007	$(14)	$10,177
Write-off and amortization of fair value adjustments	218	7	—	—	8	233
Depreciation and amortization	166	226	50	72	(75)	439
Income tax provision (benefit)	(156)	(13)	(8)	(62)	(7)	(246)
Capital expenditures	42	76	20	25	(18)	145
Total assets as of March 31, 2009	$2,973	$2,750	$732	$1,296	$(184)	$7,567

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following table shows the reconciliation from income from reportable segments to Net income (loss) attributable to our common shareholder (in millions).

	Year Ended
	March 31,
	2011	2010	2009

North America	$382	$292	$60
Europe	313	212	214
Asia	225	154	79
South America	152	97	132
Depreciation and amortization	(404)	(384)	(439)
Interest expense and amortization of debt issuance costs	(207)	(175)	(182)
Interest income	13	11	14
Unrealized gains on change in fair value of derivative instruments, net	(64)	578	(519)
Realized gains (losses) on derivative instruments not included in segment income(A)	5	—	—
Adjustment to eliminate proportional consolidation(B)	(45)	(52)	(225)
Impairment of goodwill	—	—	(1,340)
Gain (loss) on extinguishment of debt	(84)	—	122
Restructuring charges, net	(34)	(14)	(95)
Other costs, net	(9)	8	11

Income (loss) before income taxes	243	727	(2,168)
Income tax provision (benefit)	83	262	(246)

Net income (loss)	160	465	(1,922)
Net income (loss) attributable to noncontrolling interests	44	60	(12)

Net income (loss) attributable to our common shareholder	$116	$405	$(1,910)

(A)	Realized gains on derivative instruments not included in segment income represents realized gains on foreign currency derivatives related to capital expenditures for our previously announced expansion in South America.

(B)	The financial information for our segments includes the segment income of our non-consolidated affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. However, under US GAAP, these non-consolidated affiliates are accounted for using the equity method of accounting. Therefore, in order to reconcile the financial information for the segments shown in the tables above to the relevant US GAAP-based measures, we must include our proportion of the remaining income statement items that are not included in segment income above. See Note 8 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographical Area Information
          We had 30 operating facilities in eleven countries as of March 31, 2011. The tables below present Net sales and Long-lived assets by geographical area (in millions). Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.

	Year Ended
	March 31,
	2011	2010	2009

Net sales:
United States	$3,737	$3,134	$3,685
Asia and Other Pacific	1,866	1,481	1,536
Brazil	1,214	947	1,006
Canada	182	152	243
Germany	2,483	2,041	2,439
United Kingdom	178	165	347
Other Europe	917	753	921

Total Net sales	$10,577	$8,673	$10,177

	March 31,
	2011	2010

Long-lived assets:
United States	$1,341	$1,449
Asia and Other Pacific	411	421
Brazil	630	625
Canada	126	135
Germany	364	384
United Kingdom	45	52
Other Europe	332	315

Total long-lived assets	$3,249	$3,381

Information about Major Customers and Primary Supplier
          The table below shows our net sales to Rexam Plc (Rexam) and Anheuser-Busch InBev (Anheuser-Busch), our two largest customers, as a percentage of total Net sales.

	Year Ended
	March 31,
	2011	2010	2009

Rexam	15%	16%	17%
Anheuser-Busch	13%	11%	7%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined metal purchases.

	Year Ended
	March 31,
	2011	2010	2009

Purchases from Alcan as a percentage of total combined metal purchases in kt(A)(B)	33%	38%	37%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

20.	SUPPLEMENTAL INFORMATION
          AOCI consists of the following (in millions).

	March 31,
	2011	2010

Currency translation adjustment	$102	$(8)
Fair value of effective portion of hedges	22	(27)
Pension and other benefits	(67)	(68)

AOCI	$57	$(103)

	Year Ended
	March 31,
	2011	2010	2009

Supplemental disclosures of cash flow information:
Interest paid	$134	$158	$169
Income taxes paid	115	50	65
Return of capital	1,700	—	—

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY RESULTS
     The table below presents select operating results (in millions) by period.

	(Unaudited)
	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2010	2010	2010	2011

Net sales	$2,533	$2,524	$2,560	$2,960
Cost of goods sold (exclusive of depreciation and amortization)	2,208	2,188	2,232	2,599
Selling, general and administrative expenses	81	97	94	103
Depreciation and amortization	103	104	100	97
Research and development expenses	9	9	9	13
Interest expense and amortization of debt issuance costs	39	40	46	82
Interest income	(3)	(3)	(4)	(3)
(Gain) loss on change in fair value of derivative instruments, net	6	(34)	(30)	15
Loss on early extinguishment of debt	—	—	74	10
Restructuring charges, net	6	9	20	(1)
Equity in net loss of non-consolidated affiliates	3	3	5	1
Other (income) expenses, net	7	(18)	16	2
Income tax provision (benefit)	15	56	33	(21)

Net income (loss)	59	73	(35)	63
Net income attributable to noncontrolling interests	9	11	11	13

Net income (loss) attributable to our common shareholder	$50	$62	$(46)	$50

	(Unaudited)
	Quarter Ended
	June 30,	September 30,	December 31,	March 31,
	2009	2009	2009	2010

Net sales	$1,960	$2,181	$2,112	$2,420
Cost of goods sold (exclusive of depreciation and amortization)	1,537	1,734	1,795	2,147
Selling, general and administrative expenses	74	77	92	94
Depreciation and amortization	100	92	93	99
Research and development expenses	8	9	10	11
Interest expense and amortization of debt issuance costs	43	44	44	44
Interest income	(3)	(3)	(2)	(3)
Gain on change in fair value of derivative instruments, net	(72)	(80)	(40)	(2)
Restructuring charges, net	3	3	1	7
Equity in net (income) loss of non-consolidated affiliates	10	10	(8)	3
Other (income) expenses, net	(13)	(6)	(2)	(4)
Income tax provision (benefit)	112	87	48	15

Net income	161	214	81	9
Net income attributable to noncontrolling interests	18	19	13	10

Net income (loss) attributable to our common shareholder	$143	$195	$68	$(1)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	SUPPLEMENTAL GUARANTOR INFORMATION
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
NOVELIS INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,048	$8,515	$3,118	$(2,104)	$10,577
Cost of goods sold (exclusive of depreciation and amortization)	1,006	7,512	2,813	(2,104)	9,227
Selling, general and administrative expenses	40	272	63	—	375
Depreciation and amortization	5	306	93	—	404
Research and development expenses	28	10	2	—	40
Interest expense and amortization of debt issuance costs	177	85	4	(59)	207
Interest income	(58)	(13)	(1)	59	(13)
Gain on change in fair value of derivative instruments, net	1	(49)	5	—	(43)
Loss on extinguishment of debt	33	51	—	—	84
Restructuring charges, net	3	28	3	—	34
Equity in net (income) loss of non-consolidated affiliates	(289)	12	—	289	12
Other (income) expenses, net	(24)	50	(19)	—	7

	922	8,264	2,963	(1,815)	10,334

Income (loss) before income taxes	126	251	155	(289)	243
Income tax provision	10	41	32	—	83

Net income (loss)	116	210	123	(289)	160
Net income attributable to noncontrolling interests	—	—	44	—	44

Net income (loss) attributable to our common shareholder	$116	$210	$79	$(289)	$116

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOVELIS INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$849	$6,906	$2,468	$(1,550)	$8,673
Cost of goods sold (exclusive of depreciation and amortization)	772	5,850	2,141	(1,550)	7,213
Selling, general and administrative expenses	51	226	60	—	337
Depreciation and amortization	4	289	91	—	384
Research and development expenses	26	11	1	—	38
Interest expense and amortization of debt issuance costs	114	117	8	(64)	175
Interest income	(63)	(10)	(2)	64	(11)
Gain on change in fair value of derivative instruments, net	(5)	(165)	(24)	—	(194)
Restructuring charges, net	—	8	6	—	14
Equity in net (income) loss of non-consolidated affiliates	(396)	15	—	396	15
Other (income) expenses, net	(34)	46	(37)	—	(25)

	469	6,387	2,244	(1,154)	7,946

Income (loss) before income taxes	380	519	224	(396)	727
Income tax provision (benefit)	(25)	249	38	—	262

Net income (loss)	405	270	186	(396)	465
Net income attributable to noncontrolling interests	—	—	60	—	60

Net income (loss) attributable to our common shareholder	$405	$270	$126	$(396)	$405

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOVELIS INC.
CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2009
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$1,186	$8,421	$2,647	$(2,077)	$10,177
Cost of goods sold (exclusive of depreciation and amortization)	1,182	7,704	2,467	(2,077)	9,276
Selling, general and administrative expenses	9	217	68	—	294
Depreciation and amortization	16	328	95	—	439
Research and development expenses	29	10	2	—	41
Interest expense and amortization of debt issuance costs	114	134	23	(89)	182
Interest income	(78)	(15)	(10)	89	(14)
Loss on change in fair value of derivative instruments, net	5	511	40	—	556
Impairment of goodwill	—	1,340	—	—	1,340
Gain on extinguishment of debt, net	(67)	(55)	—	—	(122)
Restructuring charges, net	5	74	16	—	95
Equity in net (income) loss of non-consolidated affiliates	1,890	172	—	(1,890)	172
Other (income) expenses, net	(14)	11	89	—	86

	3,091	10,431	2,790	(3,967)	12,345

Income (loss) before income taxes	(1,905)	(2,010)	(143)	1,890	(2,168)
Income tax provision (benefit)	5	(237)	(14)	—	(246)

Net income (loss)	(1,910)	(1,773)	(129)	1,890	(1,922)
Net loss attributable to noncontrolling interests	—	—	(12)	—	(12)

Net loss attributable to our common shareholder	$(1,910)	$(1,773)	$(117)	$1,890	$(1,910)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1	$225	$85	$—	$311
Accounts receivable, net of allowances
— third parties	31	920	529	—	1,480
— related parties	640	319	89	(1,020)	28
Inventories	60	961	317	—	1,338
Prepaid expenses and other current assets	2	40	8	—	50
Fair value of derivative instruments	5	140	30	(10)	165
Deferred income tax assets	—	37	2	—	39

Total current assets	739	2,642	1,060	(1,030)	3,411
Property, plant and equipment, net	136	1,898	509	—	2,543
Goodwill	—	600	11	—	611
Intangible assets, net	15	699	(7)	—	707
Investments in and advances to non-consolidated affiliates	1,273	743	—	(1,273)	743
Fair value of derivative instruments, net of current portion	—	16	3	(2)	17
Deferred income tax assets	—	39	13	—	52
Other long-term assets	2,768	195	68	(2,819)	212

Total assets	$4,931	$6,832	$1,657	$(5,124)	$8,296

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$15	$5	$1	$—	$21
Short-term borrowings
— third parties	—	—	17	—	17
— related parties	22	334	20	(376)	—
Accounts payable
— third parties	73	812	493	—	1,378
— related parties	78	438	175	(641)	50
Fair value of derivative instruments	4	73	17	(12)	82
Accrued expenses and other current liabilities	119	332	119	(2)	568
Deferred income tax liabilities	—	43	—	—	43

Total current liabilities	311	2,037	842	(1,031)	2,159
Long-term debt, net of current portion
— third parties	4,019	46	—	—	4,065
— related parties	97	2,644	77	(2,818)	—
Deferred income tax liabilities	—	542	10	—	552
Accrued postretirement benefits	40	344	142	—	526
Other long-term liabilities	19	336	6	(2)	359

	4,486	5,949	1,077	(3,851)	7,661

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,830	—	—	—	1,830
Retained earnings (accumulated deficit)	(1,442)	892	434	(1,326)	(1,442)
Accumulated other comprehensive income (loss)	57	(9)	(44)	53	57

Total equity of our common shareholder	445	883	390	(1,273)	445
Noncontrolling interests	—	—	190	—	190

Total equity	445	883	580	(1,273)	635

Total liabilities and equity	$4,931	$6,832	$1,657	$(5,124)	$8,296

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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(520)	$(626)	$99	$1,501	$454

INVESTING ACTIVITIES
Capital expenditures	(21)	(162)	(51)	—	(234)
Proceeds from sales of assets	—	29	2	—	31
Changes to investment in and advances to non-consolidated affiliates	—	—	—	—	—
Proceeds from loans receivable, net — related parties	—	(1)	—	—	(1)
Net proceeds from settlement of derivative instruments	(5)	80	16	—	91

Net cash provided by (used in) investing activities	(26)	(54)	(33)	—	(113)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	3,985	—	—	—	3,985
— related parties	—	1,681	—	(1,681)	—
Principal repayments
— third parties	(1,530)	(859)	(100)	—	(2,489)
— related parties	(18)	—	(18)	36	—
Short-term borrowings, net
— third parties	—	(58)	2	—	(56)
— related parties	(19)	(124)	(1)	144	—
Return of capital	(1,700)	—	—	—	(1,700)
Dividends
— noncontrolling interests	—	—	(18)	—	(18)
Debt issuance costs	(193)	—	—	—	(193)

Net cash provided by (used in) financing activities	525	640	(135)	(1,501)	(471)

Net increase in cash and cash equivalents	(21)	(40)	(69)	—	(130)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(1)	5	—	4
Cash and cash equivalents — beginning of period	22	266	149	—	437

Cash and cash equivalents — end of period	$1	$225	$85	$—	$311

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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on its assessment, management has concluded that, as of March 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	43	Chairman of the Board
Askaran Agarwala(B)	May 15, 2007	77	Director
D. Bhattacharya(A)(B)	May 15, 2007	62	Director and Vice Chairman of the Board
Clarence J. Chandran(A)(B)	January 6, 2005	62	Director
Donald A. Stewart(A)	May 15, 2007	64	Director

(A)	Member of our Audit Committee.

(B)	Member of our Compensation Committee.
Mr. Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of Hindalco Industries Limited which is an industry leader in aluminum and copper. He is also the Chairman of Aditya Birla Group’s leading blue-chip companies: Grasim, UltraTech Cement, Aditya Birla Nuvo and Idea Cellular and globally — Novelis, Aditya Birla Chemicals (Thailand) Limited, Indo Phil Textile Mills Inc. Philippines, ect. Mr. Birla also serves as director on the board of the Group’s international companies spanning Thailand, Indonesia, Philippines, Egypt, and Canada. Additionally, Mr. Birla serves on the board of the G.D. Birla Medical Research & Education Foundation, and is a Chancellor of the Birla Institute of Technology & Science, Pilani. He is a member of the London Business School’s Asia Pacific Advisory Board. He is a part time nonofficial director on Central Board of Reserve Bank of India. Mr. Birla’s past affiliations include service on the boards of Indian Aluminum Company Limited, Maruti Udyog Limited, Indo Gulf Fertilisers Limited and Tata Iron and Steel Limited. Mr. Birla brings to the board significant global leadership experience acquired through his service as a director of numerous corporate, professional and regulatory entities in various regions of the world. Mr. Birla provides valuable insight into the business and political conditions in which we conduct our global operations.
Askaran Agarwala has served as a Director of Hindalco since July 2004. He was Chairman of the Business Review Council of the Aditya Birla Group from October 2003 to March 2010. From 1982 to October 2003, he was President and full time director of Hindalco. Mr. Agarwala serves on the Compensation Committee of the Novelis Board of Directors. Mr. Agarwala also serves as a director of several other companies including Udyog Services Ltd., Aditya Birla Chemicals (India) Limited formerly known as Bihar Caustic & Chemicals Ltd., Tanfac Industries Ltd., and Aditya Birla Insurance Brokers Ltd. (formerly know an Birla Insurance Advisory Services Limited). He is a Trustee of G.D. Birla Medical Research and Education Foundation, Vaibhav Medical and Education Foundation, Sarla Basant Birla Memorial Trust and Aditya Vikram Birla Memorial Trust. Mr. Agarwala has served as a director of Renusagar Engineering & Power Services Limited, Rosa Power Supply Company Ltd., Aditya Birla Science & Technology Company Limited and Bina Power Supply Company Limited. Mr. Agarwala’s past and current service as a director of several companies and industry associations in the metals and manufacturing industries adds a valuable perspective to the board. Having served as president of our parent company, Hindalco Industries, Mr. Agarwala also brings a depth of understanding of our business and operations.
Mr. Debnaryan Bhattacharya has served as Managing Director of Hindalco since 2004 and has served as a Director of Hindalco since April 2004. Mr. Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He is the Chairman of Utkal Alumina International Limited and of Aditya Birla Minerals Limited in Australia. Mr. Bhattacharya also serves as a Director of Hindalco Almex-Aerospace Limited, Aditya Birla Management Corporation Private Ltd., and Pidilite Industries Limited. In addition, he has served as a director of Aditya Birla Science & Technology Company Limited. Mr. Bhattacharya’s extensive knowledge of the aluminum and metals industries provides a valuable resource to the company in the setting and implementation of its operating business plans as the company considers various strategic alternatives. Mr. Bhattacharya brings to the board a high degree of financial literacy.
Clarence J. Chandran has been a director of the Company since 2005. Mr. Chandran serves on the Compensation and Audit Committees of the Novelis Board of Directors, and acts as the Chairman of the Compensation Committee. Mr. Chandran is Executive Chairman of 4Front Capital Partners Inc. and GreenEdge Capital Partners. Mr. Chandran serves as Venture Partner of The Walsingham Fund. He is a director of Marfort Deep Sea Technologies Inc. and is a past director of Alcan Inc. and MDS Inc. He retired as Chief Operating Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a member of the Board of Visitors of the Pratt School of Engineering at Duke University. Mr. Chandran has acquired years of significant experience through his leadership and management of companies with international business operations. Mr. Chandran brings to the board his deep knowledge in the areas of technology, sales and global operations.
Donald A. Stewart is Chief Executive Officer and a Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Stewart serves on the Audit Committee of the Novelis Board of Directors and serves as its Chairman. Mr. Stewart also serves a director of the Canadian Life and Health Insurance Association, a director of the American Council of Life Insurers, and is a member of The Geneva Association. His past affiliations include service as a director of CI Financial Corp. Mr. Stewart brings extensive financial management and operating experience to the board. He is the current CEO of Sun Life, a large public company in the insurance and financial services sector, and has held positions of increasing responsibility in his 35 years of service at Sun Life and its related companies.
Our Executive Officers
The following table sets forth information for persons currently serving as executive officers of our company. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position
Philip Martens	51	President and Chief Executive Officer
Steven Fisher	40	Senior Vice President and Chief Financial Officer
Alexandre Almeida	47	Senior Vice President and President, Novelis South America
Jean-Marc Germain	45	Senior Vice President and President, Novelis North America
Antonio Tadeu Coelho Nardocci	53	Senior Vice President and President, Novelis Europe
Thomas Walpole	56	Senior Vice President, Global Manufacturing Excellence, and President, Novelis Asia
Eric Drummond	51	Senior Vice President and Chief People Officer
Nicholas Madden	54	Vice President and Chief Procurement Officer
Erwin Mayr	41	Senior Vice President and Chief Strategy and Commercial Officer
Randal Miller	48	Vice President, Treasurer
Robert Nelson	54	Vice President, Controller and Chief Accounting Officer
Leslie J. Parrette, Jr.	49	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary
Philip Martens was appointed President and Chief Executive Officer effective February 3, 2011, and previously served as President and Chief Operating Officer since May 8, 2009. Mr. Martens most recently served as Senior Vice President and President, Light Vehicle Systems, ArvinMeritor Inc. from September 2006 to January 2009. He was also President and CEO designate, Arvin Innovation. Prior to that, he served as President and Chief Operating Officer of Plastech Engineered Products from 2005 to 2006. From 1987 to 2005, he held various engineering and leadership positions at Ford Motor Company, most recently serving as Group Vice President of Product Creation. He is also a member of the board of directors of Plexus Corp. since September 2010. Mr. Martens holds a degree in mechanical engineering from Virginia Polytechnic Institute and State University and an M.B.A. from the University of Michigan. In 2003, Mr. Martens received a Doctorate in Automotive Engineering from Lawrence Technological University for his extensive contributions to the global automotive industry.
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
Alexandre Almeida is a Senior Vice President and President, Novelis South America. Prior to this appointment in August 2008, Mr. Almeida had served as Chief Financial Officer of Novelis South America beginning in January 2005. Formerly, he was Managing Director of Alcan Composites Brasil Ltda. from 2003 to 2005 and was previously Chief Operating Officer and Chief Financial Officer for Líder Aviacao (formerly Linder Taxi Aereo S.A). Mr. Almeida holds a degree in Metallurgical Engineering and a Masters Degree in Computer Science from Universidade Federal de Minas Gerais, and also a postgraduate degree in Finance Administration from João Pinheiro Foundation.
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
Antonio Tadeu Coelho Nardocci has served as our Senior Vice President and President, Novelis Europe since June 2009. He previously served as our Senior Vice President, Strategy, Innovation and Technology from August 2008 to June 2009, and as Senior Vice President and President of our South American operations from February 2005 to August 2008. Prior to our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, most recently serving as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci is the Chairman of the Executive Committee of the European Aluminium Association.
Thomas Walpole has served as our Senior Vice President, Global Manufacturing Excellence, and President, Novelis Asia effective April 20, 2011, and previous as Senior Vice President and the President, Novelis Asia since June 25, 2009. Mr. Walpole was our Vice President and General Manager, Can Products Business Unit from January 2005 until February 2006. Mr. Walpole joined Alcan in 1979 and has held various senior management roles. Mr. Walpole held international positions within Alcan in Europe and Asia until 2004. He began as Vice President, Sales, Marketing & Business Development for Alcan Taihan Aluminum Ltd. and most recently was President of the Litho/Can and Painted Products for the European region. Mr. Walpole graduated from State University of New York at Oswego with a B.S. in Accounting, and holds an M.B.A. from Case Western Reserve University.
Eric Drummond has served as our Chief People and Communications Officer since November 2009. Prior to joining our company, he served as Vice President, Global Human Resources for the National Basketball Association from April 2007 to November 2009. Before that, Mr. Drummond served in various leadership positions with BOC Linde Gases from November 2003 to March 2007. Mr. Drummond holds a B.S., Employee and International Relations and a Masters degree in Labor and Industrial Relations, both from Michigan State University.
Nicholas Madden is our Vice President and Chief Procurement Officer. Prior to this role, which he assumed in October 2006, Mr. Madden served as President of Novelis Europe’s Can, Litho and Recycling business unit beginning in October 2004. He was Vice President of Metal Management and Procurement for Rio Tinto Alcan’s Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a B.Sc. (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.
Erwin Mayr has served as our Senior Vice President and Chief Strategy and Commercial Officer effective April 20, 2011, and previously served as our Senior Vice President and Chief Strategy Officer since October 2009. He previously held a number of leadership positions within our European operations, including Business Unit President, Advanced Rolled Products, from 2002 until 2009. Prior to joining our company in 2002, Mr. Mayr was an associate partner with the consulting firm Monitor Group. Mr. Mayr earned his Ph.D., Physics from Ulm University (Germany).
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
Karen Renner has served as our Vice President and Chief Information Officer since October 2010, and is a member of the Executive Committee. Prior to joining Novelis, Ms. Renner worked at General Electric Company where she spent the last 18 years in progressively senior IT leadership roles, including CIO of GE Digital Energy, GE Security and GE Share Services/Quality. Ms. Renner earned both her undergraduate and Master’s degree in Industrial Engineering from Auburn University as well as an M.B.A. from Georgia State University.
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

Corporate Governance
Holders of our Senior Notes and other interested parties may communicate with the Board of Directors, a committee or an individual director by writing to Novelis Inc., Two Alliance Center, 3560 Lenox Road N.E., Suite 2000, Atlanta, GA 30326, Attention: Corporate Secretary — Board Communication. All such communications will be compiled by the Corporate Secretary and submitted to the appropriate director or board committee. The Corporate Secretary will reply or take other actions in accordance with instructions from the applicable board contact.
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
Our Audit Committee’s main objective is to assist our Board of Directors in fulfilling its oversight responsibilities for the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm and the performance of both our internal audit function and our independent registered public accounting firm. Under the Audit Committee charter, the Audit Committee is responsible for, among other matters:
•	evaluating and compensating our independent registered public accounting firm;

•	making recommendations to the Board of Directors and shareholders relating to the appointment, retention and termination of our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their qualifications and independence from management;

•	reviewing with our independent registered public accounting firm the scope and results of their audit;

•	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	reviewing areas of potential significant financial risk and the steps taken to monitor and manage such exposures;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; and

•	reviewing and monitoring our accounting principles, accounting policies and disclosure, internal control over financial reporting and disclosure controls and procedures.
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
This section provides a discussion of the background and objectives of our compensation programs for senior management, as well as a discussion of all material elements of the compensation of each of the named executive officers for fiscal 2011 identified in the following table. The named executive officers are determined in accordance with SEC rules and include our principal executive officer, our principal financial officer, and the three other highest paid executive officers that were employed on March 31, 2011.

Named Executive Officer	Title

Philip Martens	President and Chief Executive Officer
Steven Fisher	Senior Vice President and Chief Financial Officer
Tadeu Nardocci	Senior Vice President and President of Novelis Europe
Erwin Mayr	Senior Vice President and Chief Strategy and Commercial Officer
Jean-Marc Germain	Senior Vice President and President of Novelis North America
     Compensation Committee and Role of Management
The Compensation Committee of our board of directors (the Committee) is responsible for approving the compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Committee acts pursuant to a charter approved by our board.
Our Chief People Officer serves as the management liaison officer for the Committee. Our human resources and legal departments provide assistance to the Committee in the administration of the Committee’s responsibilities.
Our named executive officers have no direct role in setting their own compensation. The Committee, however, normally meets with our management team to evaluate performance against pre-established goals, and management makes recommendations to the board regarding budgets, which affect certain goals. Our President and Chief Executive Officer also makes recommendations regarding compensation matters related to other named executive officers and provides input regarding executive compensation programs and policies generally.
Management also assists the Committee by providing information needed or requested by the Committee (such as our performance against budget and objectives, historic compensation, compensation expense, policies and programs, and peer company metrics) and by providing input and advice regarding compensation programs and policies and their impact on the Company and its executives.
With the assistance of management, the Committee develops an annual agenda to assist it in fulfilling its responsibilities. In the first quarter of each fiscal year, the Committee (1) reviews prior year performance and authorizes the distribution of short-term incentive and long-term incentive pay-outs, if any, for the prior year, (2) reviews base pay and short-term incentive targets for executives for the current year, and (3) recommends to the board of directors the form of award and performance criteria for the current cycle of the long-term incentive program. The Committee may deviate from the above practice when appropriate under the circumstances.
The Committee did not engage a third party compensation consultant to assist in developing our fiscal 2011 compensation program. However, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our compensation programs generally, and management provided the Committee with the outcome of management’s analysis. Management also routinely reviews compensation surveys published by other leading global human resources consulting firms. For benchmarking purposes, management focuses on the compensation programs of other companies in the manufacturing and materials sectors having revenues in excess of $4 billion. Peer group companies considered in management’s compensation analysis included: Arcelormittal SA, Saint-Gobain, BHP Billiton Limited, Dow Chemical, Bayer AG, Catepillar, Alcoa, Altria Group, Sabmiller PLC, Ingersoll- Rand PLC, PPG Industries, Norsk Hydro ASA, Air Products & Chemicals Inc, Ashland, Eastman Chemical, Kennametal, Noranda Aluminum Holding, Coca-Cola Enterprises, Southern, Genuine Parts, First Data, Praxair, AGCO and Newell Rubbermaid.
     Objectives and Design of Our Compensation Program
Our executive compensation program is designed to attract, retain, and reward talented executives who will contribute to our long-term success and thereby build value for our shareholder. The program is organized around three fundamental principles:
•	Provide Total Cash and Total Direct Compensation Opportunities That Are Competitive with Similar Positions at Comparable Companies: To enable us to attract, motivate and retain qualified executives, total cash compensation (base pay and annual short-term incentives) and total direct compensation opportunities for each executive (base pay, annual short-term incentives and long-term incentives) are targeted at levels to be competitive with similar positions at comparable companies.

•	A Substantial Portion of Total Direct Compensation Should Be at Risk Because It Is Performance-Based: We believe executives should be rewarded for their performance. Consequently, a substantial portion of an executive’s total direct compensation should be at risk, with amounts actually paid dependent on performance against pre-established objectives for the individual and the Company. The portion of an individual’s total direct compensation that is based upon these performance objectives should increase as the individual’s business responsibilities increase.

•	A Substantial Portion of Total Direct Compensation Should be Delivered in the Form of Long-Term Performance Based Awards: We believe a long-term stake in the sustained performance of Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value.
The Committee recognizes that the engagement of strong talent in critical functions may entail recruiting new executives and involve negotiations with individual candidates. As a result, the Committee may determine in a particular situation that it is in our best interests to negotiate a compensation package that deviates from the principles set forth above.
Key Elements of Our Compensation Program
Our compensation program consists of four key elements: base pay, short-term (annual) incentives, long-term incentives, and employee benefits. The Committee, at least annually, compares the competitiveness of these key elements to that of companies in our peer group and to publicly available market data. Our general goal is to be at or near the 50th percentile among our peer group for total cash compensation and the 50th percentile for total direct compensation. In fiscal 2011, this review revealed that, in the aggregate, total cash compensation for our executive officers was at our target and total direct compensation opportunity for our executive officers was below our target.
Base Pay. Based on market practices, the Committee believes it is appropriate that some portion of total direct compensation be provided in a form that is fixed and liquid. Base salary for our named executive officers is generally reviewed by the Committee in the first quarter of each fiscal year and any increases are generally effective on July 1. In setting base salary, the Committee is mindful of its overall goal for allocation of total compensation to base pay and considers the median base salary for comparable positions at companies in our peer group.
Short-Term (Annual) Incentives. We believe having an annual incentive opportunity is necessary to attract, retain and reward key employees. Our general philosophy is that annual cash incentives should be primarily based on achievement of Company-wide business goals. The Committee also retains the discretion to adjust, up or down, annual cash incentives earned based on the Committee’s subjective assessment of individual performance. Annual incentives should be consistent with the strategic goals set by the board, and performance benchmarks should be sufficiently ambitious so as to provide meaningful incentive to our executive officers.

Our Committee and board, after input from management, approved the 2011 AIP on May 25, 2010. The performance benchmarks for the year were tied to four key components: (1) normalized operating earnings before interest, taxes, depreciation and amortization (EBITDA) performance; (2) operating free cash flow performance; (3) satisfaction of targeted environmental, health and safety (EHS) objectives; and (4) individual performance in recognition of each individual’s unique job responsibilities and objectives. The potential payout attributable to each component may range from 0% to 200% of target as measured against actual performance.
The table below shows for each named executive officer, the target AIP bonus amount, the applicable performance objectives and relevant weightings, target and actual performance for each goal and the amount earned based on actual performance.
2011 AIP

							Actual
	Target						Performance
	Bonus						As a Percentage of
	as Percentage of		Performance	Performance	Targeted	Actual	Target
Name	Salary		Objective	Weighting	Performance (A)	Performance (A)	Performance
Philip Martens	120%	(E)	EBITDA(B)	40%	369,000	468,000	126.8%
			Cash Flow (C)	40%	369,000	621,188	168.3%
			EHS (D)	10%	92,250	92,035	99.8%
			Individual	10%	92,250	184,500	200.0%
Steven Fisher	75%		EBITDA(B)	40%	140,400	178,068	126.8%
			Cash Flow (C)	40%	140,400	236,355	168.3%
			EHS (D)	10%	35,100	35,018	99.8%
			Individual	10%	35,100	42,120	120.0%
Tadeau Nardocci	65%		EBITDA(B)	40%	109,100	138,371	126.8%
			Cash Flow (C)	40%	109,100	183,663	168.3%
			EHS (D)	10%	27,275	27,211	99.8%
			Individual	10%	27,275	27,275	100.0%
Erwin Mayr	50%		EBITDA (B)	40%	94,182	119,450	126.8%
			Cash Flow (C)	40%	94,182	158,549	168.3%
			EHS (D)	10%	23,546	23,491	99.8%
			Individual	10%	23,546	28,255	120.0%
Jean-Marc Germain	65%		EBITDA (B)	40%	104,098	132,026	126.8%
			Cash Flow (C)	40%	104,098	175,241	168.3%
			EHS (D)	10%	26,024	25,964	99.8%
			Individual	10%	26,024	52,049	200.0%

(A)	All amounts earned in currencies other than U.S dollars are reflected in this table and in the entire Compensation Discussion and Analysis as U.S. Dollars as adjusted by the average of all month-end exchange rates for the period April 1, 2010 — March 31, 2011.

(B)	“EBITDA” refers to our normalized operating EBITDA and is calculated by removing the following three items from Operating EBITDA (or Segment Income as reported in our external US GAAP financial statements): the impact from timing differences in the pass-through of metal price changes to our customers, net of realized derivative instruments; the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized derivative instruments; and the impact from purchase accounting amortizations, primarily related to the asset basis step-up and contracts which were adjusted to fair value on the date Novelis was acquired by Hindalco.

(C)	“Cash Flow” refers to our operating free cash flow and is defined as (1) operating EBITDA (2) minus capital expenditures (3) plus (minus) net cash inflows (outflows) for working capital and other assets/liabilities. For the Company-wide metric, we also include net cash inflows (outflows) for (4) interest, (5) taxes, (6) dividends, (7) corporate expenses, (8) restructuring charges and (9) proceeds from asset sales.

(D)	“EHS” refers to our recordable case rates, lost time injury and illness case rates and certain strategic EHS initiatives. The recordable case rate establishes targets for reducing the level of workplace accidents resulting in an injury requiring more than first aid treatment. The lost time injury and illness case rate establishes targets for reducing the level of workplace injuries or illnesses resulting in lost time of one shift or more. The strategic EHS initiatives establish targets for the completion of environmental initiatives that lead to significant reductions in water emissions, energy or waste aligned with site specific issues, and, establish targets for the completion of occupational health and safety initiatives that reduce site specific risks and exposures.

(E)	Mr. Martens received an AIP bonus for 9 months at 110% of target and 3 months at 120% of target. The change coincided with his promotion from Chief Operating Officer to Chief Executive Officer.
Long-Term Incentives. The Committee believes that a substantial portion of each executive’s total direct compensation opportunity should be based on long-term performance. The awards should align the interests of our executives and our shareholder. As noted above, the opportunity to receive long-term incentive compensation by an executive in a given year is generally determined by reference to the market for long-term incentive compensation among our peer group companies.
On May 25, 2010, our board of directors authorized the long term incentive plan covering fiscal years 2011 through 2014 (“2011 LTIP”). Under the 2011 LTIP, 80% of a participant’s total long term incentive opportunity consists of performance-based stock appreciation rights (“SARs”) and the remaining 20% consists of restricted stock units (“RSUs”). For fiscal 2009 and 2010, the long term incentives were granted entirely in the form of SARs. For fiscal 2011, the Committee decided to incorporate RSUs into the long term incentive program to ensure that our executives have the opportunity to retain some intrinsic value with respect to the underlying award over the entire incentive cycle.
SARs vest at a rate of 25% per year, subject to performance criteria (see below) and expire seven years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise, where market values are denominated in Indian rupees and converted to the participant’s payroll currency at the time of exercise. The amount of cash paid is limited to (i) 2.5 times the target payout if exercised within one year of vesting or (ii) three times the target payout if exercised after one year of vesting. SARs do not transfer any shareholder rights in Hindalco to a participant.
The performance criterion for vesting is based on the actual overall Novelis normalized operating earnings before interest, taxes, depreciation and amortization, as adjusted (adjusted Operating EBITDA) compared to the target adjusted Operating EBITDA established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target adjusted Operating EBITDA, at which point 75% of the SARs for that period would vest, with an equal pro rata amount of SARs vesting through 100% achievement of the target.
In the event a participant resigns, unvested SARs will lapse and vested SARs must be exercised within 90 days. If a participant retires more than one year from the date of grant, SARs will continue to vest and must be exercised no later than the third anniversary of retirement. In the event of death or disability, there will be immediate vesting of all SARs with one year to exercise. Upon a change in control, there would be immediate vesting and cash-out of SARs.
The RSUs under the 2011 LTIP vest in full three years from the grant date and are not subject to performance criteria. The payout on the RSUs is limited to three times the grant price. Except in the case of death or disability, if a participant’s employment ends before the RSUs are fully vested, the RSUs will be forfeited. In the case of a change of control, death or disability, the RSUs would be vested and paid out.
The following long term incentive grants were made to our named executive officers under the 2011 LTIP.
2011 LTIP

	2011 LTIP	Number of	Number of
	Approved	SARs	RSUs
Name	Grant ($)	Granted (A)	Granted
Philip Martens	2,500,000	1,253,082	159,517
Steven Fisher	577,500	289,462	36,849
Tadeu Nardocci	577,500	289,462	36,849
Erwin Mayr	300,000	150,370	19,142
Jean-Marc Germain	577,500	289,462	36,849

(A)	Target Operating EBITDA for fiscal 2011 was exceeded and 25% of the SARs will fully vest on May 25, 2011 for fiscal 2011.

Employee Benefits. Our named executive officers are eligible to participate in our broad-based retirement, health and welfare, and other employee benefit plans on the same basis as other employees. In addition to these broad-based plans, our U.S. and Swiss based executives may be eligible for certain non-qualified retirement plan benefits, which are designed to provide the executives with retirement benefits which they are restricted from receiving under the broad-based retirement plans due to certain restrictions. Our named executive officers are also eligible for certain perquisites consistent with market practice. We do not view our executive perquisites as a significant element of our comprehensive compensation structure.
Employment-Related Agreements
Employment Agreements. Each of our named executive officers was subject to an employment agreement during fiscal 2011. The terms of each such agreement generally provides for a minimum base salary, short and long term incentive opportunity and benefits and perquisites customarily provided to our executives. Certain of our named executives are also eligible for an expatriate premium and certain other related payments. See “Summary Compensation Table” below for details.
Change in Control Agreements. Each of our named executive officers was subject to a Change in Control Agreement during fiscal 2011, which provides that the executive will be entitled to certain payments and benefits if the executive’s employment is terminated by the Company without cause, or by the executive for good reason, within 24 months of a change in control of the Company. The change in control severance payment is equal to 2.0 (or 1.5 in the case of Mr. Mayr) times the sum the executive’s annual base salary plus target short-term incentive for the year and is payable in a lump sum. The executive may also receive a (i) a special one-time payment to assist with post-employment medical coverage; (ii) continuation of coverage under the Company’s group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans. If the payment to Mr. Martens would cause him to be subject to an excise tax under Section 4999 of the U.S. Internal Revenue Code, then he would also be entitled to receive a tax gross-up payment. See “Potential Payments Upon Termination or Change in Control” below for details.
Severance Compensation Agreements. Each named executive officer (other than Mr. Martens) is a party to a Severance Agreement, which provides that the executive will be entitled to certain payments and benefits if his employment is terminated by the Company without cause. The severance provisions for Mr. Martens are set forth in his employment agreement. The severance payment is equal to 1.5 times the executive’s annual base salary (or, in the case of Mr. Mayr, 1.0 times annual base salary, and in the case of Mr. Martens, 2.0 times the sum of annual base salary plus target short-term incentive for the year) in effect at termination and is payable in a lump sum. The executive may also receive a (i) a special one-time payment to assist with post-employment medical coverage; (ii) continuation of coverage under the Company’s group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans. Each agreement also contains a non-competition and non-solicitation provision which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 18 months (or, 12 months in the case of Mr. Mayr, and 24 months in the case of Mr. Martens) following termination. See “Potential Payments Upon Termination or Change in Control” below for details.
Retention Agreements. On July 1, 2009, we entered into individual retention agreements with our named executive officers employed at that time. The agreements provide for cash payments to the named executive officers on July 1, 2010, July 1 2011 and July 1, 2012, unless the named executive officer voluntarily terminates employment or is terminated by the Company for cause prior to those dates. The remaining cash amounts payable under the retention agreements are as follows:

	July 1,	July 1,
	2011 ($)	2012 ($)
Steven Fisher	75,000	75,000
Tadeu Nardocci	72,847	72,847	(A)
Erwin Mayr	73,199	73,199	(A)
Jean-Marc Germain	54,000	54,000

(A)	These amounts represent BRL 125,000 for Mr. Nardocci and CHF 73,250 for Mr. Mayr, converted to USD.

The retention agreements also provide for the grant of phantom restricted shares, with one share equal to the value of one Hindalco share. The phantom restricted shares will vest on July 1, 2012, unless the named executive officer voluntarily terminates employment or is terminated by the Company for cause prior to that date; provided that the maximum payout may not exceed two times the original value of the phantom restricted shares. See “Outstanding Equity Awards as of March 31, 2011 Table” below for details.
Compensation Risk Assessment
In fiscal 2011, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. The Committee also reviewed the Company’s compensation programs for certain design features which have been identified by experts as having the potential to encourage excessive risk-taking, including: (i) too much focus on equity; (ii) compensation mix overly weighted toward annual incentives; (iii) uncapped payouts; (iv) unreasonable goals or thresholds; or (v) steep payout cliffs at certain performance levels that may encourage short-term decisions to meet payout thresholds. Based on its review, the Committee determined that, for all employees, the Company’s compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.
Compensation Committee Report
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review of and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2011.
The foregoing report is provided by the following directors, who constitute the Committee:
•	Mr. Clarence J. Chandran, Chairman

•	Mr. Debnarayan Bhattacharya

•	Mr. Askaran Agarwala
Summary Compensation Table
The table below sets forth information regarding compensation for our named executive officers for fiscal 2009 through 2011, as applicable.

									Non-Equity
									Incentive		Change in
					Stock		Option		Plan		Pension		All Other
		Salary		Bonus	Awards		Awards		Compensation		Value		Compensation
Name and Principal Position	Year	($)		($)	($)		($)		($)		($)		($)		Total ($)
Philip Martens,	2011	755,000		—	500,000	(A)	2,000,000	(B)	1,365,723	(C)	—		128,802	(D)	4,749,525
President and	2010	670,833		—	—		2,000,000		1,123,775		—		338,350		4,132,958
Chief Executive Officer
Steven Fisher,	2011	463,500		—	115,500	(A)	462,000	(B)	491,561	(C)	—		160,555	(D)	1,693,116
Senior Vice President and	2010	450,000		—	180,000		525,000		911,982		—		75,428		2,142,410
Chief Financial Officer	2009	425,000		—	42,370		500,000		46,575		—		67,657		1,081,602
Tadeu Nardocci,	2011	417,558		—	115,500	(A)	462,000	(B)	376,520	(C)	—		1,064,622	(D)	2,436,200
Senior Vice President and	2010	457,779	(E)	—	154,020		525,000		611,149		—		353,327		2,101,275
President of Novelis Europe
Erwin Mayr, Senior Vice	2011	468,602		—	60,000	(A)	240,000	(B)	329,745	(C)	46,836	(F)	737,805	(D)	1,882,988
President and Chief Strategy and Commercial Officer
Jean-Marc Germain, Senior Vice	2011	381,531		—	115,500	(A)	462,000	(B)	385,280	(C)	88,297	(G)	433,836	(D)	1,866,444
President and President of	2010	325,044		—	130,000		525,000		542,142		40,886		86,333		1,649,405
Novelis North America	2009	318,625		—	40,140		500,000		15,422		24,847		126,681		1,025,715

(A)	This amount reflects the grant date fair value of the RSUs granted under the 2011 LTIP.

(B)	This amount reflects the grant date fair value of the SARs granted under the 2011 LTIP. Fair value is calculated using the Black-Scholes value on the date of grant of $1.596 per SAR.

(C)	This amount reflects the cash award earned under the 2011 AIP.

(D)	The amounts shown in the All Other Compensation Column reflect the values from the table below.

(E)	This amount represents base salary and a cash payout of vacation days not utilized at the end of Mr. Nardocci’s Brazilian employment contract.

(F)	Since our spin-off from Alcan in 2005, we have continued to participate in Alcan’s two pension plans in Switzerland: (1) Pensionskasse Alcan Schweiz (defined benefit plan) and (2) Erganzungskasse Alcan Schweiz (supplemental defined contribution plan). The defined benefit plan is computed based on a participant’s final earnings (up to a limit and less a coordination amount) and service up to 45 years. The defined contribution plan only recognized earnings in excess of the defined benefit plan earnings limit. The amount shown in the Summary Compensation Table represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under the defined benefit plan during fiscal year 2011. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the year ended March 31, 2011.

(G)	U.S. based executives hired before January 1, 2005 participate in the Novelis Pension Plan and the Novelis Supplemental Executive Retirement Plan (Novelis SERP). The Novelis Pension Plan is a defined benefit pension plan based on the participant’s final earning (up to the IRS limit) and service up to 35 years. The Novelis SERP has the same formula as the Novelis Penson Plan, but only covers earnings in excess of the IRS compensation limit. Mr. Germain is a participant in both the Novelis Pension Plan and the Novelis SERP. The amount shown in the Summary Compensation Table represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under these plans during fiscal year 2011. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the year ended March 31, 2011.

	Company
	Contribution to							Other
	Defined					Relocation and		Perquisites and
	Contribution		Group	Retention		Housing Related		Personal
	Plans		Life	Payments		Payments		Benefits		Total
Name	($)		Insurance ($) (B)	($)		($)		($)		($)
Philip Martens	81,625	(A)	3,233	—		5,519	(C)	38,425	(D)	128,802
Steven Fisher	51,278	(A)	1,423	75,000	(E)	—		32,854	(F)	160,555
Tadeu Nardocci	101,590	(G)	2,280	74,731	(H)	874,102	(I)	11,919	(J)	1,064,622
Erwin Mayr	51,775	(K)	389	73,199	(L)	556,277	(M)	56,165	(N)	737,805
Jean-Marc Germain	11,873	(A)	1,081	54,000	(E)	343,520	(O)	23,362	(P)	433,836

(A)	All U.S. based executives are eligible to participate in our qualified and non-qualified savings plans. We match up to 4.5% of pay to our qualified plan (up to the IRS compensation limit; $245,000 for calendar year 2011) for participants who contribute 6% of pay or more to the plan. U.S. based executives hired on or after January 1, 2005 are also eligible to share in our discretionary contributions. Discretionary contributions are first made to the qualified plan (up to the IRS compensation limit) and any excess amounts are made to our non-qualified supplemental defined contribution plan. For fiscal 2011, we made a discretionary contribution equal to 5% of pay. Mr. Martens and Mr. Fisher are the only named executive officers eligible for a discretionary contribution for the period. See the “Non-Qualified Deferred Compensation” table below for more information.

(B)	Executives are entitled to participate in life insurance benefits on the same basis as other employees. Our named executive officers are entitled to additional Company-paid life insurance of 1.5 times salary.

(C)	This amount represents taxable moving expenses.

(D)	This amount includes executive flex allowance, tax assistance and car allowance, each of which individually had an aggregate incremental cost less than $25,000.

(E)	This amount represents first payment under the July 1, 2009 retention arrangement.

(F)	This amount includes executive flex allowance and car allowance, each of which individually had an aggregate incremental cost less than $25,000.

(G)	All Brazil employees are eligible to participate in a defined contribution pension plan. Employees may voluntarily contribute from 0-12% of base salary. Independent of any employee contribution, the Company will contribute 0.7% of base pay up to 1 plan unit ($1,735 in 2011) and 14% (10% if hired on or after July 1, 2003) of pay in excess of 1 plan unit. Mr. Nardocci was the only named executive eligible for the Brazil Pension Plan.

(H)	This amount represents the first payment under the July 1, 2009 retention arrangement (BRL 125,000 paid on Swiss payroll using exchange rate 1BRL=CHF 0.5982672).

(I)	This amount includes $92,935 housing allowance, $11,656 vacation premium, $38,326 expatriate premium, $160,915 goods and services adjustment, $14,195 Brazilian taxes on home sale and $556,075 relating to estimated tax gross up payments. The tax gross up payments include personal income tax and are not final. The final actual balance of the tax gross up amount, adjusted against his tax at source, will be equalized by the Swiss tax authorities at a later time. The amount of Mr. Nardocci’s tax obligation is currently under consideration before the Swiss tax authorities.

(J)	This amount includes car allowance, health care expenses, lunch premium, accident insurance and home security, each of which individually had an aggregate incremental cost less than $25,000.

(K)	This amount represents the Company’s contribution to our Swiss supplemental defined contribution plan (Erganzungskasse Alcan Schweiz).

(L)	This amount represents the first payment under the July 1, 2009 retention arrangement (CHF 73,250 paid on Swiss payroll).

(M)	This amount includes $88,819 housing and temporary housing allowance, $315,596 tax gross up payment adjusted against hypothetical tax, $86,221 relocation allowance and $65,642 expat premium.

(N)	This amount represents child tuition reimbursement.

(O)	This amount includes $200,188 relocation bonus and $143,332 in relocation expenses.

(P)	This amount includes executive flex allowance and car allowance, each of which individually had an aggregate incremental cost less than $25,000.

Grants of Plan-Based Awards in Fiscal 2011
The table below sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended March 31, 2011.

					All Other Stock	All Other Option
		Estimated Future Payout			Awards: Number of	Awards: Number of	Exercise or Base
		Under Non-Equity			Shares of Stock or	Securities	Price of Option	Grant Date Fair
		Incentive Plan Awards (A)			Units	Underlying Options	Awards	Value of Stock and
		Threshold	Target	Maximum	(#)	(#)	($/Sh)	Option Awards
Name	Grant Date	($)	($)	($)	(B)	(C)	(D)	(E)
Philip Martens	5/25/2010	—	922,500	1,845,000	—	—	—	—
	5/25/2010	—	—	—	—	1,253,082	3.13	2,000,000
	5/25/2010	—	—	—	159,517	—	3.13	500,000
Steven Fisher	5/25/2010	—	351,000	702,000	—	—	—	—
	5/25/2010	—	—	—	—	289,462	3.13	462,000
	5/25/2010	—	—	—	36,849	—	3.13	115,500
Tadeu Nardocci	5/25/2010	—	272,750	545,500	—	—	—	—
	5/25/2010	—	—	—	—	289,462	3.13	462,000
	5/25/2010	—	—	—	36,849	—	3.13	115,500
Erwin Mayr	5/25/2010	—	235,455	470,910	—	—	—	—
	5/25/2010	—	—	—	—	150,370	3.13	240,000
	5/25/2010	—	—	—	19,142	—	3.13	60,000
Jean-Marc Germain	5/25/2010	—	260,244	520,488	—	—	—	—
	5/25/2010	—	—	—	—	289,462	3.13	462,000
	5/25/2010	—	—	—	36,849	—	3.13	115,500

(A)	These amounts reflect the cash awards under our 2011 AIP. See the Summary Compensation Table for actual results.

(B)	These amounts represent the number of RSUs granted under the 2011 LTIP.

(C)	These amounts represent the number of SARs granted under the 2011 LTIP.

(D)	As of grant date INR 147.10, exchange rate 1USD=INR 46.93. Per plan rules based on 5 day average of closing price of Hindalco shares on NSE and 5 day average RBI FX rate.

(E)	These amounts are reflected in the Summary Compensation Table.
Outstanding Equity Awards as of March 31, 2011

	OPTION AWARDS				STOCK AWARDS
	Number of	Number of
	Securities	Securities
	Underlying	Underlying			Number of Shares		Market Value of
	Unexercised	Unexercised			or Units of Stock		Shares or Units of
	Options	Options	Option Exercise		That Have Not		Stock That Have
	(#)	(#)	Price	Option Expiration	Vested		Not Vested
Name	Exercisable	Unexercisable	($) (A)	Date	(#)		($)
Philip Martens	—	1,253,082	3.13	May 25, 2017(B)	159,517	(E)	749,393
	—	1,755,004	1.79	June 25, 2016(C)	—		—
Steven Fisher	—	289,462	3.13	May 25, 2017(B)	140,516	(F)	533,112
	—	460,688	1.79	June 25, 2016(C)	—		—
	219,629	439,258	1.24	June 25, 2015(D)	—		—
Tadeu Nardocci	—	289,462	3.13	May 25, 2017(B)	125,553	(G)	481,152
	53,563	460,688	1.79	June 25, 2016(C)	—		—
	—	307,481	1.24	June 25, 2015(D)	—		—
Erwin Mayr	—	150,370	3.13	May 25, 2017(B)	111,642	(H)	411,149
	52,650	157,950	1.79	June 25, 2016(C)	—		—
	83,459	166,918	1.24	June 25, 2015(D)	—		—
Jean-Marc Germain	—	289,462	3.13	May 25, 2017(B)	111,720	(I)	433,112
	153,563	460,688	1.79	June 25, 2016(C)	—		—
	219,629	439,258	1.24	June 25, 2015(D)	—		—

(A)	The exercise price is based on the market value of one Hindalco share on the date of grant, converted to US$.

(B)	SARs granted under the 2011 LTIP.

(C)	SARs granted under the 2010 LTIP.

(D)	SARs granted under the 2009 LTIP.

(E)	RSUs granted under the 2011 LTIP.

(F)	Consists of 36,849 RSUs granted under the 2011 LTIP and 103,667 phantom restricted shares (payable in cash) under the executive’s retention agreement.

(G)	Consists of 36,849 RSUs granted under the 2011 LTIP and 88,704 phantom restricted shares (payable in cash) under the executive’s retention agreement.

(H)	Consists of 19,142 RSUs granted under the 2011 LTIP and 92,500 phantom restricted shares (payable in cash) under the executive’s retention agreement.

(I)	Consists of 36,849 RSUs granted under the 2011 LTIP and 74,871 phantom restricted shares (payable in cash) under the executive’s retention agreement.
     Option Exercises and Stock Vested in Fiscal Year 2011
The table below sets forth the information regarding stock options that were exercised or were cancelled and paid out during fiscal 2011 and stock awards that vested and were paid out during fiscal 2011.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise or	Exercise or	Vesting or	Vesting or
Name	Cancellation	Cancellation ($)	Cancellation	Cancellation ($)
Philip Martens	585,001	910,853	—	—
Steven Fisher	153,563	341,811	—	—
Tadeu Nardocci	253,740	435,037	—	—
Erwin Mayr	—	—	—	—
Jean-Marc Germain	—	—	—	—
Pension Benefits in Fiscal 2011
The table below sets forth information regarding the present value as of March 31, 2011 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified). U.S. executives who were hired on or after January 1, 2005 are not eligible to participate in our defined benefit pension plans.

		Number of	Present	Payments
		Years of	Value of	During
		Credited	Accumulated	Last
Name	Plan Name (A)	Service	Benefit ($)(B)	Fiscal Year
Erwin Mayr	Pensionskasse Alcan Schweiz	9.000	184,321	—
Jean-Marc Germain	Novelis Pension Plan	4.250	81,190	—
	Novelis SERP	4.250	95,533	—

(A)	See the footnotes to the Summary Compensation Table for a description of these plans.

(B)	See Note 12 to our audited consolidated financial statements for the year ended March 31, 2011, for a discussion of the assumptions used in the calculation of these amounts.
The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65:

	Years of Service
	10	15	20	25	30	35
U.S. Pension Plan	17%	25%	34%	42%	51%	59%
Swiss Pension Plan	16%	24%	32%	40%	48%	56%

Non-Qualified Deferred Compensation
          This table summarizes the Novelis contributions and earnings for Messrs. Martens and Fisher under our Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2011. This plan is a non-qualified defined contribution plan for U.S. based executives. The plan provides eligible executives with the Company discretionary contributions they are restricted from receiving under our tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. For fiscal 2011, we made a discretionary contribution equal to 5% of pay.

	Elective	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in	Withdrawals/	Balance at Last
	Last Fiscal Year	Last Fiscal Year	Last Fiscal Year	Distributions	Fiscal Year End
Name	($)	($) (A)	($) (A)	($)	($) (B)

Philip Martens	—	55,500	812	—	68,942
Steven Fisher	—	27,575	1,689	—	76,894

(A)	Contributions, but not Earnings are included in the Summary Compensation Table above.

(B)	Of the balance at the end of the fiscal year, $68,042 for Mr. Martens and $73,243 for Mr. Fisher was previously reported as compensation in previous years.
Potential Payments Upon Termination or Change in Control
          This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, at March 31, 2011, upon voluntary or involuntary termination of employment without cause. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular pension benefits under our qualified and non-qualified defined benefit plans; normal distribution of account balances under our qualified and non-qualified defined contribution plans; or normal retirement, death or disability benefits.

Termination by
Us without
Cause or by
Executive for
Good Reason in
Termination by	Connection with
Voluntary	Us without	Change in
Termination by	Cause ($)	Control ($)	Death or
Name	Type of Payment	Executive ($)	(C) (D)	(E) (F)	Disability($)
Philip Martens	Short-Term Incentive Pay (A)	922,500	922,500	922,500	922,500
Long-Term Incentive Plan (B)	—	—	7,358,805	7,358,805
Severance	—	3,485,000	3,485,000	—
Retirement plans	—	88,925	88,925	—
Lump sum cash payment for continuation of health coverage (G)	—	29,348	29,348	—
Continued group life insurance coverage (H)	—	7,135	7,135	—
Tax Gross Up	—	—	—	(I)	—

Total	922,500	4,532,908	11,891,713	8,281,305

Steven Fisher	Short-Term Incentive Pay (A)	351,000	351,000	351,000	351,000
Long-Term Incentive Plan (B)	410,714	410,714	3,445,210	3,445,210
Severance	—	702,000	1,638,000	—
Retirement plans	—	51,975	51,975	—
Lump sum cash payment for continuation of health coverage (G)	—	29,348	29,348	—
Continued group life insurance coverage (H)	—	3,544	3,544	—

Total	761,714	1,548,581	5,519,077	3,796,210

Tadeu Nardocci	Short-Term Incentive Pay (A)	272,750	272,750	272,750	272,750
Long-Term Incentive Plan (B)	148,417	148,417	2,884,525	2,884,525
Severance	—	629,423	1,384,730	—
Retirement plans	—	101,590	101,590	—
Lump sum cash payment for continuation of health coverage (G)	—	—	—	—
Continued group life insurance coverage (H)	—	2,280	2,280	—

Total	421,167	1,154,460	4,645,875	3,157,275

				Termination by
				Us without
				Cause or by
				Executive for
				Good Reason in
			Termination by	Connection with
		Voluntary	Us without	Change in
		Termination by	Cause ($)	Control ($)	Death or
Name	Type of Payment	Executive ($)	(C) (D)	(E) (F)	Disability($)
Erwin Mayr	Short-Term Incentive Pay (A)	235,455	235,455	235,455	235,455
	Long-Term Incentive Plan (B)	301,959	301,959	1,672,492	1,672,492
	Severance	—	470,910	1,059,548	—
	Retirement plans	—	87,272	87,272	—
	Lump sum cash payment for continuation of health coverage (G)	—	—	—	—
	Continued group life insurance coverage (H)	—	1,556	1,556	—

	Total	537,414	1,097,152	3,056,323	1,907,947

Jean-Marc Germain	Short-Term Incentive Pay (A)	260,244	260,244	260,244	260,244
	Long-Term Incentive Plan (B)	836,220	836,220	3,770,717	3,770,717
	Severance	—	600,563	1,321,238	—
	Retirement plans	—	86,741	86,741	—
	Lump sum cash payment for continuation of health coverage (G)	—	29,348	29,348	—
	Continued group life insurance coverage (H)	—	2,778	2,778	—

	Total	1,096,464	1,815,894	5,471,066	4,030,960

(A)	These amounts represent 100% of the executive’s AIP opportunity for the fiscal year.

(B)	These amounts reflect the estimated value of the SARs and RSUs granted pursuant to our long-term incentive plans. In the case of a change in control of the Company, death or disability, any outstanding unvested SARs and RSUs would be fully vested.

(C)	These amounts would be paid pursuant to the executive’s severance compensation agreement (or employment agreement in the case of Mr. Martens). Except for the retirement and life insurance benefits, these amounts would be paid in a single lump sum following termination of employment. The retirement benefit represents one additional year of benefit accrual or contribution credit, as applicable. The life insurance benefit represents the estimate value of coverage for one additional year.

(D)	Termination for “cause” means (i) the executive’s conviction of any crime (whether or not involving the Company) constituting a felony in the applicable jurisdiction; (ii) willful and material violation of the Company’s policies, including, but not limited to, those relating to sexual harassment and confidential information; (iii) willful misconduct in the performance of the executive’s duties for the Company; or (iv) willful failure or refusal to perform the executive’s material duties and responsibilities which is not remedied within ten days after written demand from the board of directors to remedy such failure or refusal.

(E)	Under the executive’s change in control agreement, these amounts would be paid to the executive if his employment is terminated without cause, or he resigns for good reason, within 24 months of a change of control. Except for the retirement and life insurance benefits, these amounts would be paid in a single lump sum following termination of employment. The retirement benefit represents one additional year of benefit accrual or contribution credit, as applicable. The life insurance benefit represents the estimate value of coverage for one additional year.

(F)	See footnote (D) above for definition of “cause.” Termination for “good reason” means (i) a material reduction in the executive’s position, duties, reporting relationships, responsibilities, authority, or status with the Company; (ii) a reduction in the executive’s base salary and target short term and long term incentive opportunities in effect on the date hereof or as the same may be increased from time to time ; or (iii) a failure of the Company to comply with its obligations under the change in control agreement. A “change in control” means the first to occur of any of the following events: (i) any person or entity (excluding any person or entity affiliated with the Aditya Birla Group) is or becomes the beneficial owner, directly or indirectly through any parent entity of the Company or otherwise, of securities of the Company (not including in the securities beneficially owned by such person or entity any securities acquired directly from the Company or its affiliates, other than in connection with the acquisition by the Company or its affiliates of a business) representing 35% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding securities; or (ii) the majority of the members of the Board of Directors of the Company is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election; or (iii) the consummation of a merger or consolidation of the Company with any other entity not affiliated with the Aditya Birla Group, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, 50% or more of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person or entity is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person or entity any securities acquired directly from the Company or its affiliates, other than in connection with the acquisition by the Company or its affiliates of a business) representing 50% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation or dissolution; or (v) the sale or disposition of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of its assets to a member of the Aditya Birla Group.

(G)	This amount is intended to assist the executive in paying post-employment health coverage and is equal to 12 months times the COBRA premium rate, grossed up for applicable taxes using an assumed tax rate of 40%. This amount would be paid in a single lump sum following termination of employment.

(H)	This amount represents the estimated value of one additional year of coverage under our group life insurance plan.

(I)	Under Mr. Marten’s change in control agreement, the Company is required to reimburse him for any excise tax liability under Section 4999 of the U.S. Internal Revenue Code. We do not believe any such excise tax liability would have been imposed under Section 4999 had a change in control occurred on March 31, 2011.

(J)	In the event of a Company initiated Termination for Cause, unvested SARs will lapse and employee will forfeit any vested SARs. All RSUs and Short-Term Incentive awards will be forfeited.
Director Compensation for Fiscal 2011
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
          Since July 2008, two of our directors, Messrs. Birla and Stewart, have declined to receive the director compensation to which they are entitled. All directors, however, continue to receive reimbursement for out-of-pocket expenses associated with attending board and Committee meetings. The table below sets forth the total compensation received by our non-employee directors for fiscal 2011.

Fees Earned or
Name	Paid in Cash ($)
Kumar Mangalam Birla	—
D. Bhattacharya	155,000
Askaran K. Agarwala	150,000
Clarence J. Chandran	155,000
Donald A. Stewart	—
Compensation Committee Interlocks and Insider Participation
          In fiscal 2011, only Independent Directors served on the Committee. Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya and Mr. Askaran Agarwala. During fiscal 2011, none of our executive officers served as:
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
Item 13.  Certain Relationships and Related Transactions and Director Independence
          In accordance with our Audit Committee charter, we maintain various policies and procedures that govern related party transactions. Pursuant to our Code of Conduct for the Board of Directors and Senior Managers, senior managers and directors of the company (a) must avoid any action that creates or appears to create, a conflict of interest between their own interest and the interest of the company, (b) cannot usurp corporate opportunities, and (c) must deal fairly with third parties. This policy is available on our website at www.novelis.com. In addition, we have enacted procedures to monitor related party transactions by (x) identifying possible related parties through questions in our director and officer questionnaires, (y) determining whether we receive payments from or make payments to any of the identified related parties, and (z) if we determine payments are made or received, researching the nature of the interactions between the company and the related parties and ensuring that the related person does not have an interest in the transaction with the company. The Audit Committee is responsible for reviewing and approving the terms and conditions of all potential related party transactions that involve the company, one of our directors or executive officers or any of their immediate family members.
          On December 11, 2009, our wholly-owned subsidiary, Novelis U.K. Limited, entered into an agreement with Hindalco to sell certain equipment previously used in the operation of our aluminum sheet mill in Rogerstone, South Wales, U.K., which ceased operations in April 2009. Under the equipment purchase agreement, Hindalco paid Novelis U.K. Limited a purchase price of $17 million, and the transaction closed in December 2010. The purchase price for the equipment was based on a third-party valuation, and we believe the terms of this transaction are comparable to the terms that would have been reached with a third party on an arms-length basis.
          On November 5, 2010, Novelis U.K. Limited entered into an agreement with Hindalco to sell certain aluminum rolling equipment previously used in the operation of our plant located at Bridgnorth, England. Under the arrangement, Hindalco is to pay Novelis U.K. Limited a purchase price of $3 million, plus certain additional dismantling costs. The purchase price for the equipment was based on a third-party valuation, and we believe the terms of this transaction are comparable to the terms that would have been reached with a third party on an arms-length basis. We expect the transaction to be completed in the second quarter of fiscal year 2012.
          Because of the relationship three of our directors have with Hindalco, we consider the Rogerstone and Bridgnorth equipment sales to be related party transactions.
          On December 17, 2010, we completed certain refinancing activities and paid $1.7 billion to our shareholder as a return of capital.

Item 14.  Principal Accountant Fees and Services
          PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005. The following table shows fees and expenses paid to PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2011 and 2010:

	Year Ended	Year Ended
	March 31,	March 31,
	2011	2010
Audit fees(1)	$7,285,374	$5,304,000
Audit-Related Fees(2)	5,000	209,500
Tax Fees(3)	222,200	529,300
All Other Fees	59,500	71,500

Total	$7,572,074	$6,114,300

(1)	Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods. In FY 2011 this fee also included services rendered in connection with hedge accounting and the debt refinancing.

(2)	Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include certain advisory services related to internal controls in FY 2010.

(3)	Represent fees for services related to transfer pricing studies and review of our U.S. tax returns.
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

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))
3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
4.2
Indenture, relating to the 7.25% Senior Notes due 2015, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

4.3	Form of Note for 7.25% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 filed on August 3, 2005 (File No. 333-127139))
4.4
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A., as trustee, dated as of November 29, 2006 (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))

4.5
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis No. 1 Limited Partnership, and the Bank of New York Trust Company, N.A., as trustee, dated as of May 14, 2007 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.6
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis Luxembourg SA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 29, 2008 (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.7
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Bellona-Trading Internacional, Sociedade Unipessoal, LDA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of June 26, 2008 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.8
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis Services Limited, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of July 10, 2008 (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.9
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis PAE SAS, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of September 16, 2008 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.10
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company N.A., as trustee, dated as of September 28, 2010 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

4.11
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company N.A., as trustee, dated as of September 29, 2010 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

4.12
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis North America Holdings Inc., Novelis Acquisitions LLC and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 14, 2010 (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

4.13	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and the Bank of New York

Exhibit
No.	Description

Mellon Trust Company, as trustee, dated as of December 17, 2010 (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))
4.14
Indenture, relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.15
Indenture, relating to the 8.75% Senior Notes due 2020, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.16	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))
4.17	Form of 8.75% Senior Note due 2020 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))
10.1
$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2
$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.3
Amendment No. 1 to Credit Agreement, dated as of March 10, 2011, among Novelis Inc., as borrower, AV Metals Inc., as holdings, and the other loan parties party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2011 (File No. 001-32312))

10.4
Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.5
Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.6
Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.7**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.8**
Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.9**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))

10.10**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))

10.11*
Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.12*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by

Exhibit
No.	Description

reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))
10.13*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))

10.14*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))

10.15*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.16*
Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007(File No. 001-32312))

10.17*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10.18*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10.19*
Employment Agreement of Alexandre Moreira Martins de Almeida dated as of August 8, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-32312))

10.20*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))
10.21*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.22*	Novelis 2011 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))
10.23*	Novelis 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))
10.24*	Form Change in Control Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10.25*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10.26*
Termination of Employment Agreement between Novelis AG and Arnaud deWeert, dated June 26, 2009 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.27*
Change in Control Agreement between Novelis and Philip Martens, dated April 16, 2009 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3, 2009 (File No. 001-32312))

10.28*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.29*	Employment Agreement of Erwin Mayr, dated as of September 17, 2009
10.30
Registration Rights Agreement relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.31
Registration Rights Agreement relating to the 8.75% Notes Senior Notes due 2020, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

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

NOVELIS INC.
By:	/s/ Philip Martens
	Name:	Philip Martens
	Title:	President and Chief Executive Officer

Date: May 26, 2011
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip Martens Philip Martens	(Principal Executive Officer)	Date: May 26, 2011

/s/ Steven Fisher Steven Fisher	(Principal Financial Officer)	Date: May 26, 2011

/s/ Robert Nelson Robert Nelson	(Principal Accounting Officer)	Date: May 26, 2011

/s/ Kumar Mangalam Birla Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 26, 2011

/s/ Askaran Agarwala Askaran Agarwala	(Director)	Date: May 26, 2011

/s/ Debnarayan Bhattacharya Debnarayan Bhattacharya	(Director)	Date: May 26, 2011

/s/ Clarence J. Chandran Clarence J. Chandran	(Director)	Date: May 26, 2011

/s/ Donald A. Stewart Donald A. Stewart	(Director)	Date: May 26, 2011

EXHIBIT INDEX

Exhibit
No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))
3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
4.2
Indenture, relating to the 7.25% Senior Notes due 2015, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

4.3	Form of Note for 7.25% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 filed on August 3, 2005 (File No. 333-127139))
4.4
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A., as trustee, dated as of November 29, 2006 (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))

4.5
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis No. 1 Limited Partnership, and the Bank of New York Trust Company, N.A., as trustee, dated as of May 14, 2007 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.6
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis Luxembourg SA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 29, 2008 (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.7
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Bellona-Trading Internacional, Sociedade Unipessoal, LDA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of June 26, 2008 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.8
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis Services Limited, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of July 10, 2008 (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.9
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis PAE SAS, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of September 16, 2008 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.10
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company N.A., as trustee, dated as of September 28, 2010 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

4.11
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company N.A., as trustee, dated as of September 29, 2010 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

4.12
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis North America Holdings Inc., Novelis Acquisitions LLC and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 14, 2010 (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

4.13
Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and the Bank of New York Mellon Trust Company, as trustee, dated as of December 17, 2010 (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.14
Indenture, relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.15
Indenture, relating to the 8.75% Senior Notes due 2020, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

Exhibit
No.	Description

4.16	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))
4.17	Form of 8.75% Senior Note due 2020 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))
10.1
$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2
$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.3
Amendment No. 1 to Credit Agreement, dated as of March 10, 2011, among Novelis Inc., as borrower, AV Metals Inc., as holdings, and the other loan parties party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2011 (File No. 001-32312))

10.4
Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.5
Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.6
Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.7**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.8**
Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.9**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in North America (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))

10.10**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008 ) (File No. 001-32312))

10.11*
Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.12*
Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))

10.13*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))

10.14*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers and key employees (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on September 27, 2006 (File No. 001-32312))

10.15*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

Exhibit
No.	Description

10.16*
Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007(File No. 001-32312))

10.17*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10.18*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))
10.19*
Employment Agreement of Alexandre Moreira Martins de Almeida dated as of August 8, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-32312))

10.20*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))
10.21*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))
10.22*	Novelis 2011 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))
10.23*	Novelis 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))
10.24*	Form Change in Control Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10.25*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10.26*
Termination of Employment Agreement between Novelis AG and Arnaud deWeert, dated June 26, 2009 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.27*
Change in Control Agreement between Novelis and Philip Martens, dated April 16, 2009 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 3, 2009 (File No. 001-32312))

10.28*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.29*	Employment Agreement of Erwin Mayr, dated as of September 17, 2009
10.30
Registration Rights Agreement relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.31
Registration Rights Agreement relating to the 8.75% Notes Senior Notes due 2020, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

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