Form 10-Q
period 2011-06-30
Novelis Inc.
filed 2011-08-09
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of July 31, 2011, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months
	Ended
	June 30,
	2011	2010

Net sales	$3,113	$2,533

Cost of goods sold (exclusive of depreciation and amortization)	2,708	2,208
Selling, general and administrative expenses	95	81
Depreciation and amortization	89	103
Research and development expenses	12	9
Interest expense and amortization of debt issuance costs	77	39
Interest income	(4)	(3)
Restructuring charges, net	19	6
Equity in net loss of non-consolidated affiliates	2	3
Other (income) expense, net	(21)	13

	2,977	2,459

Income before income taxes	136	74
Income tax provision	59	15

Net income	77	59
Net income attributable to noncontrolling interests	15	9

Net income attributable to our common shareholder	$62	$50

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	June 30,	March 31,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$307	$311
Accounts receivable, net
— third parties (net of allowances of $8 and $7 as of June 30, 2011 and March 31, 2011, respectively)	1,598	1,480
— related parties	33	28
Inventories, net	1,435	1,338
Prepaid expenses and other current assets	65	50
Fair value of derivative instruments	156	165
Deferred income tax assets	36	39

Total current assets	3,630	3,411
Property, plant and equipment, net	2,560	2,543
Goodwill	611	611
Intangible assets, net	700	707
Investment in and advances to non-consolidated affiliates	754	743
Fair value of derivative instruments, net of current portion	20	17
Deferred income tax assets	51	52
Other long-term assets
— third parties	180	193
— related parties	19	19

Total assets	$8,525	$8,296

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$21	$21
Short-term borrowings	207	17
Accounts payable
— third parties	1,328	1,378
— related parties	51	50
Fair value of derivative instruments	71	82
Accrued expenses and other current liabilities	487	568
Deferred income tax liabilities	42	43

Total current liabilities	2,207	2,159
Long-term debt, net of current portion	4,069	4,065
Deferred income tax liabilities	583	552
Accrued postretirement benefits	532	526
Other long-term liabilities	371	359

Total liabilities	7,762	7,661

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2011 and March 31, 2011	—	—
Additional paid-in capital	1,830	1,830
Accumulated deficit	(1,380)	(1,442)
Accumulated other comprehensive income	103	57

Total equity of our common shareholder	553	445
Noncontrolling interests	210	190

Total equity	763	635

Total liabilities and equity	$8,525	$8,296

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Three Months Ended
	June 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$77	$59
Adjustments to determine net cash (used in) provided by operating activities:
Depreciation and amortization	89	103
(Gain) loss on unrealized derivatives and other derivatives in investing activities, net	(24)	6
Deferred income taxes	37	(11)
Write-off and amortization of fair value adjustments, net	3	5
Equity in net loss of non-consolidated affiliates	2	3
Foreign exchange remeasurement of debt	—	7
(Gain) loss on sale of assets	1	(13)
Other, net	18	3
Changes in assets and liabilities:
Accounts receivable	(92)	(146)
Inventories	(81)	(38)
Accounts payable	(70)	51
Other current assets	(13)	(8)
Other current liabilities	(83)	16
Other noncurrent assets	9	(3)
Other noncurrent liabilities	12	(12)

Net cash (used in) provided by operating activities	(115)	22

INVESTING ACTIVITIES
Capital expenditures	(67)	(23)
Proceeds from sales of assets — third parties	—	15
Proceeds from investment in and advances to non-consolidated affiliates, net	1	—
(Outflow) proceeds from related party loans receivable, net	(6)	3
(Outflow) proceeds from settlement of other undesignated derivative instruments, net	(7)	32

Net cash (used in) provided by investing activities	(79)	27

FINANCING ACTIVITIES
Proceeds from issuance of debt — third parties	3	—
Principal payments — third parties	(5)	(4)
Short-term borrowings (payments), net	190	(41)
Dividends, noncontrolling interest	—	(17)

Net cash provided by (used in) financing activities	188	(62)

Net decrease in cash and cash equivalents	(6)	(13)
Effect of exchange rate changes on cash balances held in foreign currencies	2	(5)
Cash and cash equivalents — beginning of period	311	437

Cash and cash equivalents — end of period	$307	$419

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(In millions, except number of shares)

	Equity of our Common Shareholder
					Accumulated
					Other
			Additional		Comprehensive	Non-
	Common Stock		Paid-in	Accumulated	Income (Loss)	controlling	Total
	Shares	Amount	Capital	Deficit	(AOCI)	Interests	Equity

Balance as of March 31, 2011	1,000	$—	$1,830	$(1,442)	$57	$190	$635
Net income attributable to our common shareholder	—	—	—	62	—	—	62
Net income attributable to noncontrolling interests	—	—	—	—	—	15	15
Currency translation adjustment, net of tax provision of $2 in AOCI	—	—	—	—	52	5	57
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $7 included in AOCI	—	—	—	—	(6)	—	(6)
Change in pension and other benefits, net of tax provision of $1 included in AOCI	—	—	—	—	—	—	—

Balance as of June 30, 2011	1,000	$—	$1,830	$(1,380)	$103	$210	$763

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(In millions)

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Attributable to	Attributable to		Attributable to	Attributable to
	Our Common	Noncontrolling		Our Common	Noncontrolling
	Shareholder	Interests	Total	Shareholder	Interests	Total

Net income	$62	$15	$77	$50	$9	$59
Other comprehensive income (loss):
Currency translation adjustment	54	5	59	(116)	(8)	(124)
Net change in fair value of effective portion of cash flow hedges	(13)	—	(13)	9	—	9
Net change in pension and other benefits	1	—	1	—	—	—

Other comprehensive income (loss) before income tax effect	42	5	47	(107)	(8)	(115)
Income tax (benefit) provision related to items of other comprehensive income (loss)	(4)	—	(4)	3	—	3

Other comprehensive income (loss), net of tax	46	5	51	(110)	(8)	(118)

Comprehensive income (loss)	$108	$20	$128	$(60)	$1	$(59)

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
Description of Business and Basis of Presentation
Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the beverage and food can, transportation, construction and industrial, and foil products markets. As of June 30, 2011, we had operations in eleven countries on four continents: North America, South America, Asia and Europe, 29 operating plants and seven research and development facilities. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the United States Securities and Exchange Commission (SEC) on May 26, 2011. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
The Amalgamation had no impact on our balance sheet, consolidated statements of operations or our consolidated statements of cash flows for the three months ended June 30, 2011, and 2010.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
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
Reclassification
For the three months ended June 30, 2010, we reclassified $6 million from “(Gain) loss on change in fair value of derivative instruments, net” to “Other (income) expense, net” to conform with the current year presentation. This reclassification had no impact on “Income before income taxes,” “Net income,” the balance sheet or cash flows.
Recently Issued Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs) and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU No. 2011-04 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have not yet commenced evaluating the potential impact, if any, of the adoption of ASU No. 2011-04 on our consolidated financial statements and disclosures.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We currently present comprehensive income as a separate statement; and therefore, we do not expect this standard to impact our financial statements or disclosures.
2.   RESTRUCTURING PROGRAMS
“Restructuring charges, net” for the three months ended June 30, 2011 is $19 million, which includes $13 million of non-cash fixed asset impairments that were not recorded through the restructuring reserve. The following table summarizes our restructuring reserve activity by segment (in millions).

		North		South		Restructuring
	Europe	America	Asia	America	Corporate	Reserves

Balance as of March 31, 2011	$37	$6	$—	$4	$3	$50
Provisions, net	4	1	—	1	—	6
Cash payments	(11)	(3)	—	(1)	—	(15)

Balance as of June 30, 2011	$30	$4	$—	$4	$3	$41

Europe
The Company ceased operations associated with the Bridgnorth, UK foil rolling and laminating operations at the end of April 2011. In the three months ended June 30, 2011, based on negotiations for the sale of the land and buildings on the Bridgnorth site, we recorded an additional $5 million of fixed asset impairment and restructuring charges related to the sale and site closure and made payments of $8 million in severance and other exit payments related to this plan.
Total “Restructuring charges, net” for the three months ended June 30, 2011 consisted of $8 million of severance across our European plants, additional fixed asset impairments related to restructuring actions initiated in prior years and other exit costs. For the three months ended June 30, 2011, we made $6 million in severance payments, $1 million in payments for environmental remediation and $4 million in other exit related payments.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
As of June 30, 2011, the restructuring reserve balance of $30 million was comprised of $24 million of environmental remediation liabilities, $3 million of severance costs and $3 million of other costs.
North America
In the three months ended June 30, 2011, we recorded an additional $1 million related to the previously announced relocation of our North American headquarters from Cleveland to Atlanta and we made $3 million in payments related to previously announced separation programs. As of June 30, 2011, the restructuring reserve balance of $4 million was comprised of $3 million of severance costs and $1 million of other costs.
South America
In the three month period ended June 30, 2011, the Company announced that it ceased production of converter foil (9 microns thickness or less) for flexible packaging and stopped production of one rolling mill at the Santo André plant in Brazil. The decision was made due to overcapacity in the foil market and increased competition from low-cost countries. Approximately 74 positions were eliminated in the Santo Andre plant related to ceasing these operations. For the three months ended June 30, 2011, the Company recorded $3 million in asset impairment costs related to the write down of land and building to fair value and $1 million in severance related costs.
Total “Restructuring charges, net” for the three months ended June 30, 2011, consisted of $11 million of severance costs, fixed asset impairments related to current quarter restructuring actions and impairments related to actions initiated in prior years. For the three months ended June 30, 2011, we made $1 million in severance payments.
As of June 30, 2011, the restructuring reserve balance of $4 million was comprised of $3 million of environmental remediation liabilities and $1 million of other costs.
Corporate
As of June 30, 2011, the restructuring reserve balance of $3 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta and other contract termination fees.
3.   INVENTORIES
Inventories consisted of the following (in millions).

	June 30,	March 31,
	2011	2011

Finished goods	$310	$293
Work in process	511	529
Raw materials	511	414
Supplies	111	109

	1,443	1,345
Allowances	(8)	(7)

Inventories, net	$1,435	$1,338

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
Effective August 1, 2011, a consortium of Japanese companies purchased ARCO. The transaction does not impact Novelis’ interest in Logan.
The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our condensed consolidated balance sheets (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture, as they are directly owned and consolidated by Novelis or ARCO.

	June 30,	March 31,
	2011	2011

Assets
Current assets
Cash and cash equivalents	$1	$1
Accounts receivable	20	27
Inventories, net	39	36

Total current assets	60	64
Property, plant and equipment, net	16	13
Goodwill	12	12
Deferred income taxes	54	52
Other long-term assets	3	3

Total assets	$145	$144

Liabilities
Current liabilities
Accounts payable	$24	$26
Accrued expenses and other current liabilities	12	11

Total current liabilities	36	37
Accrued postretirement benefits	121	120
Other long-term liabilities	2	2

Total liabilities	$159	$159

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
The following table summarizes our share of the condensed results of operations of our equity method affiliates (in millions). These results include the incremental depreciation and amortization expense that we record in our equity method accounting as a result of fair value adjustments made to our investments in non-consolidated affiliates due to the Arrangement.

	Three Months
	Ended
	June 30,
	2011	2010

Net sales	$66	$56
Costs, expenses and provisions for taxes on income	68	59

Net loss	$(2)	$(3)

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. For the three months ended June 30, 2011 and 2010, we purchased $66 million and $56 million of tolling services from Aluminium Norf GmbH (Norf), respectively. For the same periods, we earned less than $1 million of interest income on a loan due from Norf.
The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances.

	June 30,	March 31,
	2011	2011

Accounts receivable	$33	$28
Other long-term assets	$19	$19
Accounts payable	$51	$50

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
6.   DEBT
Debt consists of the following (in millions).

	June 30, 2011					March 31, 2011
			Unamortized				Unamortized
	Interest		Carrying Value		Carrying		Carrying Value		Carrying
	Rates(A)	Principal	Adjustments		Value	Principal	Adjustments		Value

Third party debt:
Short term borrowings	3.77%	$207	$—		$207	$17	$—		$17
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,493	(36	)(B)	1,457	1,496	(38	)(B)	1,458
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	(1)		1,399	1,400	(1)		1,399
7.25% Senior Notes, due February 2015	7.25%	74	3		77	74	3		77
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 46 million)	7.50%	52	(3)		49	48	(3)		45
Novelis Brazil
BNDES loans, due December 2018 through March 2019	5.50%	8	(3)		5	5	(2)		3
Other
Other debt, due August 2011 through November 2015	4.01%	3	—		3	4	—		4

Total debt — third parties		4,337	(40)		4,297	4,144	(41)		4,103
Less: Short term borrowings		(207)	—		(207)	(17)	—		(17)
Current portion of long term debt		(21)	—		(21)	(21)	—		(21)

Long-term debt, net of current portion — third parties:		$4,109	$(40)		$4,069	$4,106	$(41)		$4,065

(A)	Interest rates are as of June 30, 2011 and exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of the Arrangement, the debt exchange completed in fiscal 2009 and the series of refinancing transactions we completed in fiscal 2011.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. In connection with a series of refinancing transactions a portion of the historical fair value adjustments were allocated to the Term Loan Facility, due March 2017.
Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using rates of exchange as of June 30, 2011 for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2011	Amount

Short-term borrowings and Current portion of long term debt due within one year	$228
2 years	21
3 years	22
4 years	97
5 years	23
Thereafter	3,946

Total	$4,337

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).
Also, on December 17, 2010, we commenced a cash tender offer and consent solicitation for our 7.25% Senior Notes due 2015 (the 7.25% Notes) and our 11.5% Senior Notes due 2015 (the 11.5% Notes). The entire $185 million aggregate outstanding principal amount of the 11.5% Notes was tendered and redeemed. Of the $1.1 billion aggregate principal amount of the 7.25% Notes, $74 million was not redeemed and is expected to remain outstanding through maturity in February 2015. The 7.25% Notes that remain outstanding are not longer subject to substantially all of the restrictive covenants and certain events of default originally included in the indenture for the 7.25% Notes.
Senior Secured Credit Facilities
The senior secured credit facilities consist of (1) a $1.5 billion six-year secured term loan credit facility (Term Loan Facility), due March 2017 and (2) an $800 million five-year asset based loan facility (ABL Facility) that may be increased by an additional $200 million. The interest rate on the Term Loan Facility is the higher of LIBOR or a floor of 100 basis points, plus a spread ranging from 2.75% to 3.0% depending on the Company’s net leverage ratio, as defined in the Term Loan Facility agreement. The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.
Short-Term Borrowings and Lines of Credit
As of June 30, 2011, our short-term borrowings were $207 million consisting of $189 million of short-term loans under our ABL Facility and $18 million in bank overdrafts. As of June 30, 2011, $35 million of the ABL Facility was utilized for letters of credit, and we had $576 million in remaining availability under the ABL Facility. The weighted average interest rate on our total short-term borrowings was 3.77% and 2.43% as of June 30, 2011 and March 31, 2011, respectively.
As of June 30, 2011, we had $143 million of outstanding letters of credit in Korea which are not related to the ABL Facility.
BNDES Loans
In the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012, Novelis Brazil entered into five new loan agreements (the BNDES loans) with Brazil’s National Bank for Economic and Social Development (BNDES) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). The agreements provided for a commitment of Brazilian Real (R$) borrowings at a fixed rate of 5.5% up to an aggregate of $22 million (R$34 million). As of June 30, 2011, we had borrowed $8 million (R$13 million) under the BNDES loan agreements with maturity dates of December 2018 through March 2019. Since the BNDES loans bear sub-market interest rates, we have calculated the fair value of the loans at inception and will amortize the discount over the life of the loans using the effective interest method. As of June 30, 2011, the total unamortized discount on the BNDES loans was $3 million.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transactions, we ceased hedge accounting for these swaps on December 17, 2010. No interest rate swaps were designated as of June 30, 2011.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
7.   SHARE-BASED COMPENSATION
The board of directors has authorized four long term incentive plans as follows:
•	The Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) was authorized in June 2008. Under the 2009 LTIP, phantom stock appreciation rights (SARs) were granted to certain of our executive officers and key employees.

•	The Novelis Long-Term Incentive Plan FY 2010 — FY 2013 (2010 LTIP) was authorized in June 2009. Under the 2010 LTIP, SARs were granted to certain of our executive officers and key employees.

•	The Novelis Long-Term Incentive Plan FY 2011— FY 2014 (2011 LTIP) was authorized in May 2010. The 2011 LTIP provides for SARs and phantom restricted stock units (RSUs).

•	The Novelis Long-Term Incentive Plan FY 2012— FY 2015 (2012 LTIP) was authorized in May 2011. The 2012 LTIP provides for SARs and RSUs.
Under all four plans, SARs vest at the rate of 25% per year, subject to performance criteria and expire seven years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise, subject to a maximum payout as defined by the plan. The RSUs under the 2011 LTIP and 2012 LTIP vest in full three years from the grant date and are not subject to performance criteria. The payout on the RSUs is limited to three times the grant price.
Total compensation expense related to SARs and RSUs under the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2013, 2014 and 2015 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs has been recorded for the three months ended June 30, 2011 and 2010.

	Three Months Ended
	June 30,
	2011	2010

Novelis Long-Term Incentive Plan 2009	$3	$1
Novelis Long-Term Incentive Plan 2010	2	1
Novelis Long-Term Incentive Plan 2011	(1)	—
Novelis Long-Term Incentive Plan 2012	—	—

Total compensation expense	$4	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
The tables below show the RSUs activity under our 2012 LTIP and 2011 LTIP and the SARs activity under our 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP.

			Aggregate
		Grant Date Fair	Intrinsic
	Number of	Value	Value (USD
2012 LTIP	RSUs	(in Indian Rupees)	in millions)

RSUs outstanding as of March 31, 2011	—	—	$—
Granted	859,840	192.38	3

RSUs outstanding as of June 30, 2011	859,840	192.38	$3

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2012 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2011	—	—	—	$—
Granted	6,545,337	192.38		—

SARs outstanding as of June 30, 2011	6,545,337	192.38	6.9	$—

			Aggregate
		Grant Date Fair	Intrinsic
	Number of	Value	Value (USD
2011 LTIP	RSUs	(in Indian Rupees)	in millions)

RSUs outstanding as of March 31, 2011	906,057	148.79	$4
Forfeited/Cancelled	6,699	147.10

RSUs outstanding as of June 30, 2011	899,358	148.80	$4

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2011 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2011	7,117,652	148.79	6.2	$10
Exercised	48,421	147.10
Forfeited/Cancelled	39,472	147.10

SARs outstanding as of June 30, 2011	7,029,759	148.81	5.9	$5

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2010 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2011	11,052,491	88.46	5.2	$25
Exercised	733,882	85.79
Forfeited/Cancelled	67,860	85.79

SARs outstanding as of June 30, 2011	10,250,749	88.67	5.0	$21

		Weighted	Weighted Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value (USD
2009 LTIP	SARs	(in Indian Rupees)	(In years)	in millions)

SARs outstanding as of March 31, 2011	8,944,822	60.50	4.2	$14
Exercised	1,894,525	60.50
Forfeited/Cancelled	54,908	60.50

SARs outstanding as of June 30, 2011	6,995,389	60.50	4.0	$13

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)
The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the Bombay Stock Exchange to determine expected volatility assumptions. The fair value of each SAR under the 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP was estimated as of June 30, 2011 using the following assumptions:

	2012 LTIP	2011 LTIP	2010 LTIP	2009 LTIP

Risk-free interest rate	8.38%	8.39%	8.36%	8.33%
Dividend yield	0.75%	0.75%	0.75%	0.75%
Volatility	50%	53%	54%	58%
Time interval (in years)	0.004	0.004	0.004	0.004
The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. Since the performance criteria for fiscal years 2013, 2014 and 2015 have not yet been established and therefore, measurement periods for SARs relating to those periods have not yet commenced, no compensation expense for those tranches has been recorded for the quarter ended June 30, 2011. As of June 30, 2011, 9,227,454 SARs were exercisable.
Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $32 million which is expected to be realized over a weighted average period of 1.9 years. Unrecognized compensation expense related to the RSU’s is $6 million and will be recognized over the remaining vesting period of two and half years.
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
Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$10	$9	$2	$2
Interest cost	17	16	3	2
Expected return on assets	(16)	(14)	—	—
Amortization — losses	3	3	—	—

Net periodic benefit cost	$14	$14	$5	$4

The expected long-term rate of return on plan assets is 6.72% in fiscal 2012.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (Continued)

	Three Months Ended
	June 30,
	2011	2010

Funded pension plans	$11	$9
Unfunded pension plans	3	3
Savings and defined contribution pension plans	5	5

Total contributions	$19	$17

During the remainder of fiscal 2012, we expect to contribute an additional $38 million to our funded pension plans, $10 million to our unfunded pension plans and $15 million to our savings and defined contribution plans.
9.   CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended
	June 30,
	2011	2010

(Gain) loss on remeasurement of monetary assets and liabilities, net	$(1)	$21
Loss recognized on balance sheet remeasurement currency exchange contracts, net	11	—
Gain on change in fair value of other currency exchange contracts, net	(13)	(24)

Currency gains, net	$(3)	$(3)

The following currency gains (losses) are included in “AOCI,” net of tax and “Noncontrolling interests” (in millions).

	Three Months Ended	Year Ended
	June 30, 2011	March 31, 2011

Cumulative currency translation adjustment — beginning of period	$114	$(3)
Effect of changes in exchange rates	57	117

Cumulative currency translation adjustment — end of period	$171	$114

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
10.   FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
          The fair values of our financial instruments and commodity contracts as of June 30, 2011 and March 31, 2011 are as follows (in millions).

	June 30, 2011
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Cash flow hedges
Currency exchange contracts	$73	$17	$(2)	$—	$88
Aluminum contracts	8	—	(9)	—	(1)
Net Investment hedges
Currency exchange contracts	—	—	(2)	(1)	(3)
Fair value hedges
Aluminum contracts	6	—	—	—	6

Total derivatives designated as hedging instruments	87	17	(13)	(1)	90

Derivatives not designated as hedging instruments:
Aluminum contracts	55	2	(26)	—	31
Currency exchange contracts	14	1	(20)	(2)	(7)
Interest rate swaps	—	—	(3)	—	(3)
Electricity swap	—	—	(7)	(24)	(31)
Energy contracts	—	—	(2)	—	(2)

Total derivatives not designated as hedging instruments	69	3	(58)	(26)	(12)

Total derivative fair value	$156	$20	$(71)	$(27)	$78

	March 31, 2011
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)

Derivatives designated as hedging instruments:
Cash flow hedges
Currency exchange contracts	$43	$10	$(1)	$—	$52
Aluminum contracts	44	—	—	—	44
Fair value hedges
Aluminum contracts	9	—	—	—	9

Total derivatives designated as hedging instruments	96	10	(1)	—	105

Derivatives not designated as hedging instruments:
Aluminum contracts	54	5	(49)	—	10
Currency exchange contracts	15	2	(19)	(1)	(3)
Interest rate swaps	—	—	(4)	—	(4)
Electricity swap	—	—	(6)	(23)	(29)
Energy contracts	—	—	(3)	—	(3)

Total derivatives not designated as hedging instruments	69	7	(81)	(24)	(29)

Total derivative fair value	$165	$17	$(82)	$(24)	$76

(A)	The noncurrent portions of derivative liabilities are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

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
          We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We recognized losses on changes in fair value of derivative contracts of $3 million and losses on changes in the fair value of designated hedged items of $3 million in sales revenue for the three months ended June 30, 2011. We had 18 kt and 25 kt of outstanding aluminum forward contracts designated as fair value hedges as of June 30, 2011 and March 31, 2011, respectively. No aluminum forward contracts were designated as fair value hedges as of June 30, 2010.
          We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed price. We had 149 kt and 183 kt of outstanding aluminum forward contracts designated as cash flow hedges as of June 30, 2011 and March 31, 2011, respectively. No aluminum forward contracts were designated as cash flow hedges as of June 30, 2010.
          The remainder of our aluminum derivative contracts have not been designated as accounting hedges. As of June 30, 2011 and March 31, 2011, we had short positions of 157 kt and 146 kt, respectively, of outstanding aluminum contracts not designated as hedges. The following table summarizes our notional amount (in kt).

	June 30,	March 31,
	2011	2011

Hedge Type
Long (Short)
Cash flow	149	183
Fair value	18	25
Not designated	(157)	(146)

Total	10	62
Foreign Currency
          We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
          We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $1.0 billion and $644 million of outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2011 and March 31, 2011, respectively. No foreign currency forwards were designated as cash flow hedges as of June 30, 2010.
          We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $62 million of outstanding foreign currency forwards designated as net investment hedges as of June 30, 2011. We had no contracts designated as net investment hedges as of March 31, 2011 and June 30, 2010. We recorded losses of less than $1 million and gains of $18 million in OCI for the three months ended June 30, 2011 and 2010 respectively.
          As of June 30, 2011 and March 31, 2011, we had outstanding currency exchange contracts with a total notional amount of $1.6 billion which were not designated as hedges.
Energy
          We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1.4 million megawatt hours of notional remain outstanding as of June 30, 2011.
          We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of June 30, 2011 and March 31, 2011, we had 5 million MMBTUs and 6.7 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
Interest Rate
          We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt.
          Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited. We ceased hedge accounting for these swaps and released all AOCI into earnings during the year ended March 31, 2011. No interest rate swaps were designated as cash flow hedges as of June 30, 2011 and March 31, 2011.
          We had $220 million of outstanding interest rate swaps that were not designated as hedges as of June 30, 2011 and March 31, 2011.
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

	Three Months Ended
	June 30,
	2011	2010

Derivative Instruments Not Designated as Hedges
Aluminum contracts	$28	$(33)
Balance remeasurement currency exchange contracts	(11)	—
Other currency exchange contracts	9	24
Energy contracts	(3)	1

Interest Rate swaps	—	—

Gain (loss) recognized	23	(8)
Derivative Instruments Designated as Hedges
Cash flow hedges
Aluminum contracts (C)	(3)	—
Currency exchange contracts (A)	4	—
Electricity swap (B)	—	2
Fair Value hedges
Aluminum contracts	(3)	—
Fixed priced firm sales commitments (C)	3	—

Gain (loss) recognized	1	2

Total gain (loss) recognized	$24	$(6)

Realized gains (losses)	$(1)	$41
Unrealized gains (losses)	25	(47)

Total gain (loss) recognized	$24	$(6)

(A)	Amount represents excluded forward market premium/discount and hedging relationship ineffectiveness.

(B)	Amount represents ineffectiveness and amounts released to income from AOCI.

(C)	An immaterial amount of ineffectiveness exists in both cash flow and fair value hedging relationships involving aluminum derivatives.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). Within the next twelve months, we expect to reclassify $16 million of gains from “AOCI” to earnings.

			Amount of Gain (Loss)
	Amount of Gain (Loss)		Recognized in “Other (Income)
	Recognized in OCI		Expense, net” (Ineffective and
	(Effective Portion)		Excluded Portion)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Derivatives in Cash Flow	2011	2010	2011	2010

Electricity swap (A)	$—	$(10)	$—	$—
Aluminum contracts	(25)	—	(3)	—
Currency exchange contracts	33	—	4	—

Total	$8	$(10)	$1	$—

	Amount of Gain (Loss)
	Reclassified from AOCI into
	Income/(Expense)
	(Effective Portion)		Location of Gain (Loss)
	Three Months Ended		Reclassified from AOCI into
	June 30,		Earnings
Derivatives in Cash Flow	2011	2010

Electricity swap (A)	$(1)	$(1)	Other (income) expense, net
Aluminum contracts	19	—	Cost of goods sold
Currency exchange contracts	3	—	Cost of goods sold and SG&A

Total	$21	$(1)

(A)	AOCI related to de-designated electricity swap is amortized to income over the remaining term of the hedged item.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
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
          As of June 30, 2011 and March 31, 2011, we did not have any Level 1 financial instruments.
          The following tables present our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2011 and March 31, 2011 (in millions).

	June 30, 2011		March 31, 2011
	Assets	Liabilities	Assets	Liabilities

Level 2 Instruments
Aluminum contracts	$71	$(35)	$111	$(48)
Currency exchange contracts	105	(27)	70	(21)
Energy swaps	—	—	—	—
Energy contracts	—	(2)	—	(3)
Interest rate swaps	—	(3)	—	(4)

Total Level 2 Instruments	176	(67)	181	(76)

Level 3 Instruments
Aluminum contracts	—	—	1	(1)
Electricity swap	—	(31)	—	(29)

Total Level 3 Instruments	—	(31)	1	(30)

Total	$176	$(98)	$182	$(106)

          We recognized unrealized losses of $2 million related to Level 3 financial instruments that were still held as of June 30, 2011. These unrealized losses are included in “Other (income) expense, net.”

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 –
Electricity
Swap

Balance as of March 31, 2011	$(29)
Realized/unrealized (losses) included in earnings(A)	(1)
Settlements	(1)

Balance as of June 30, 2011	$(31)

(A)	Included in “Other (income) expense, net.”
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

	June 30, 2011		March 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Assets
Long-term receivables from related parties	$19	$19	$19	$19
Liabilities
Total debt — third parties (excluding short term borrowings)	4,090	4,321	4,086	4,370
12.   OTHER (INCOME) EXPENSE, NET
          “Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended
	June 30,
	2011	2010

Foreign currency remeasurement losses, net (A)	$10	$21
(Gain) loss on ineffectiveness of hedged derivative instruments, net	(1)	—
(Gain) loss on change in fair value of other unrealized derivative instruments, net	(25)	47
(Gain) loss on change in fair value of other realized derivative instruments, net	(9)	(41)
(Gain) loss on sale of assets, net	1	(13)
Other, net	3	(1)

Other (income) expense, net	$(21)	$13

(A)	Includes “Loss recognized on balance sheet remeasurement currency exchange contracts, net.”

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
13.   INCOME TAXES
A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended
	June 30,
	2011	2010

Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$138	$77

Canadian statutory tax rate	27%	29%

Provision at the Canadian statutory rate	37	22
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(1)	(2)
Exchange remeasurement of deferred income taxes	10	(2)
Change in valuation allowances	21	3
Expense (income) items not subject to tax	2	(1)
Dividends not subject to tax	(15)	—
Tax rate differences on foreign earnings	4	(5)
Uncertain tax positions, net	1	1
Other — net	—	(1)

Income tax provision	$59	$15

Effective tax rate	43%	19%

          As of June 30, 2011, we had a net deferred tax liability of $538 million. This amount includes gross deferred tax assets of approximately $702 million and a valuation allowance of $262 million.
          Subsequent to the balance sheet date, the UK has enacted new tax legislation, which reduces the income tax rate. The new legislation is expected to reduce deferred tax assets and increase tax expense by $3 million in the quarter ended September 30, 2011.
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
     Legal Proceedings
          Coca-Cola Lawsuit. On July 8, 2010, a Georgia state court granted Novelis Corporation’s motion for summary judgment, effectively dismissing a lawsuit brought by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) against Novelis Corporation. In the lawsuit, which was filed on February 15, 2007, CCBSS alleged that Novelis Corporation breached the “most favored nations” provision regarding certain pricing matters under an aluminum can stock supply agreement between the parties, and sought monetary damages and other relief. We and CCBSS separately appealed portions of the trial court’s summary judgment rulings, and on July 7, 2011, the Georgia Appeals Court issued a decision affirming in part and reversing in part the trial court’s summary judgment rulings. We have filed a notice of petition for writ of certiorari with the Georgia Supreme Court seeking review of the Appeals Court decision. We expect the Supreme Court to rule on our petition during the first quarter of 2012. We have concluded that a loss from the litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe there is a reasonable possibility of a loss from the lawsuit.

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
          We have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of June 30, 2011 will be approximately $55 million. Of this amount, $24 million is included in “Other long-term liabilities,” with the remaining $31 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet as of June 30, 2011. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.
     Brazil Tax Matters
          As a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes, as of June 30, 2011 and March 31, 2011, we had cash deposits aggregating approximately $40 million and $50 million, respectively, with the Brazilian government. These deposits, which are included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.
          In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions. In most cases we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. We have established reserves for these

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
settlements ranging from less than $1 million to $153 million as of June 30, 2011. In total, the reserves approximate $190 million and $179 million as of June 30, 2011 and March 31, 2011, respectively. As of June 30, 2011, $14 million and $176 million of reserves are included in “Accrued expenses and other current liabilities” and “ Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2011, $5 million and $174 million reserves are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively.
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
          We measure the profitability and financial performance of our operating segments based on Segment income. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) “unrealized gains (losses) on change in fair value of derivative instruments, net”, except for foreign currency derivatives on our foreign currency balance sheet exposures, which are included in segment income; (e) “impairment of goodwill”; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
          The tables below show selected segment financial information (in millions).
     Selected Segment Financial Information

	North			South	Other and
Total Assets	America	Europe	Asia	America	Eliminations	Total

June 30, 2011	$2,734	$3,238	$1,103	$1,493	$(43)	$8,525
March 31, 2011	$2,683	$3,170	$1,015	$1,481	$(53)	$8,296

Selected Operating Results	North			South	Other and
Three Months Ended June 30, 2011	America	Europe	Asia	America	Eliminations	Total

Net sales	$1,157	$1,080	$560	$318	$(2)	$3,113
Depreciation and amortization	35	36	14	14	(10)	89
Capital expenditures	19	14	9	28	(3)	67

Selected Operating Results	North			South	Other and
Three Months Ended June 30, 2010	America	Europe	Asia	America	Eliminations	Total

Net sales	$959	$842	$457	$277	$(2)	$2,533
Depreciation and amortization	42	33	15	23	(10)	103
Capital expenditures	7	8	6	5	(3)	23
          The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended
	June 30,
	2011	2010

North America	$114	$95
Europe	97	81
Asia	57	41
South America	38	46
Depreciation and amortization	(89)	(103)
Interest expense and amortization of debt issuance costs	(77)	(39)
Interest income	4	3
Adjustment to eliminate proportional consolidation	(13)	(10)
Restructuring charges, net	(19)	(6)
Other income, net	24	(34)

Income before income taxes	136	74
Income tax provision	59	15

Net income	77	59
Net income attributable to noncontrolling interests	15	9

Net income attributable to our common shareholder	$62	$50

Information about Major Customers and Primary Supplier
          The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total Net sales.

	Three Months Ended
	June 30,
	2011	2010

Rexam	13%	16%
Affiliates of Ball Corporation	12%	7%
Anheuser-Busch	11%	13%
          Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. During the three months ended June 30, 2011 and 2010, purchases from Rio Tinto Alcan as a percentage of total combined metal purchases (in kt) were 32% and 35%, respectively, in each period.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
16.   SUPPLEMENTAL INFORMATION
          “Accumulated other comprehensive income,” net of tax, consists of the following (in millions).

	June 30,	March 31,
	2011	2011

Currency translation adjustment	$154	$102
Fair value of effective portion of cash flow hedges	16	22
Pension and other benefits	(67)	(67)

Accumulated other comprehensive income	$103	$57

          Supplemental cash flow information (in millions):

	Three Months Ended
	June 30,
	2011	2010

Interest paid	$126	$9
Income taxes paid	$21	$9
17.   SUPPLEMENTAL GUARANTOR INFORMATION
          In connection with the issuance of our 7.25% Senior Notes, 2017 Notes and 2020 Notes, certain of our wholly-owned subsidiaries, which are 100% owned within the meaning of Rule 3-10(h)(1) of Regulation S-X, provided guarantees. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S., the U.K., Brazil, Portugal, Luxembourg and Switzerland, as well as certain businesses in Germany and France. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Notes.
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$305	$2,481	$1,023	$(696)	$3,113

Cost of goods sold (exclusive of depreciation and amortization)	294	2,170	940	(696)	2,708
Selling, general and administrative expenses	13	67	15	—	95
Depreciation and amortization	—	66	23	—	89
Research and development expenses	8	3	1	—	12
Interest expense and amortization of debt issuance costs	77	14	1	(15)	77
Interest income	(15)	(4)	—	15	(4)
Restructuring charges, net	—	18	1	—	19
Equity in net (income) loss of non-consolidated affiliates	(126)	2	—	126	2
Other (income) expense, net	(8)	(6)	(7)	—	(21)

	243	2,330	974	(570)	2,977

Income (loss) before income taxes	62	151	49	(126)	136
Income tax provision (benefit)	—	46	13	—	59

Net income (loss)	62	105	36	(126)	77
Net income attributable to noncontrolling interests	—	—	15	—	15

Net income (loss) attributable to our common shareholder	$62	$105	$21	$(126)	$62

	Three Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$260	$2,032	$749	$(508)	$2,533

Cost of goods sold (exclusive of depreciation and amortization)	242	1,804	670	(508)	2,208
Selling, general and administrative expenses	(3)	69	15	—	81
Depreciation and amortization	2	77	24	—	103
Research and development expenses	6	3	—	—	9
Interest expense and amortization of debt issuance costs	29	23	1	(14)	39
Interest income	(14)	(3)	—	14	(3)
Restructuring charges, net	—	5	1	—	6
Equity in net (income) loss of non-consolidated affiliates	(47)	3	—	47	3
Other (income) expense, net	(3)	—	16	—	13

	212	1,981	727	(461)	2,459

Income (loss) before income taxes	48	51	22	(47)	74
Income tax provision (benefit)	(2)	13	4	—	15

Net income (loss)	50	38	18	(47)	59
Net income attributable to noncontrolling interests	—	—	9	—	9

Net income (loss) attributable to our common shareholder	$50	$38	$9	$(47)	$50

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$5	$202	$100	$—	$307
Accounts receivable, net of allowances
— third parties	53	975	570	—	1,598
— related parties	766	364	113	(1,210)	33
Inventories	66	992	377	—	1,435
Prepaid expenses and other current assets	3	53	9	—	65
Fair value of derivative instruments	5	134	25	(8)	156
Deferred income tax assets	1	34	1	—	36

Total current assets	899	2,754	1,195	(1,218)	3,630
Property, plant and equipment, net	138	1,907	515	—	2,560
Goodwill	(1)	600	12	—	611
Intangible assets, net	18	694	(12)	—	700
Investments in and advances to non-consolidated affiliates	1,392	753	1	(1,392)	754
Fair value of derivative instruments, net of current portion	—	16	5	(1)	20
Deferred income tax assets	—	37	14	—	51
Other long-term assets	2,692	180	69	(2,742)	199

Total assets	$5,138	$6,941	$1,799	$(5,353)	$8,525

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$15	$5	$1	$—	$21
Short-term borrowings
— third parties	160	33	14	—	207
— related parties	18	363	21	(402)	—
Accounts payable
— third parties	75	694	559	—	1,328
— related parties	80	565	212	(806)	51
Fair value of derivative instruments	5	66	8	(8)	71
Accrued expenses and other current liabilities	59	318	112	(2)	487
Deferred income tax liabilities	—	40	2	—	42

Total current liabilities	412	2,084	929	(1,218)	2,207
Long-term debt, net of current portion
— third parties	4,017	52	—	—	4,069
— related parties	92	2,576	74	(2,742)	—
Deferred income tax liabilities	1	573	9	—	583
Accrued postretirement benefits	40	346	146	—	532
Other long-term liabilities	23	343	6	(1)	371

Total liabilities	4,585	5,974	1,164	(3,961)	7,762

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,830	—	—	—	1,830
Retained earnings (accumulated deficit)	(1,380)	954	457	(1,411)	(1,380)
Accumulated other comprehensive income (loss)	103	13	(32)	19	103

Total equity of our common shareholder	553	967	425	(1,392)	553
Noncontrolling interests	—	—	210	—	210

Total equity	553	967	635	(1,392)	763

Total liabilities and equity	$5,138	$6,941	$1,799	$(5,353)	$8,525

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended June 30, 2011
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(138)	$56	$36	$(69)	$(115)

INVESTING ACTIVITIES
Capital expenditures	(4)	(50)	(13)	—	(67)
Proceeds from sales of assets	—	—	—	—	—
Proceeds from investment in and advances to non-consolidated affiliates, net	—	1	—	—	1
(Outflow) proceeds from related party loans receivable, net	—	(6)	—	—	(6)
(Outflow) proceeds from settlement of undesignated derivative instruments, net	—	(5)	(2)	—	(7)

Net cash (used in) provided by investing activities	(4)	(60)	(15)	—	(79)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	3	—	—	3
— related parties	—	—	—	—	—
Principal payments
— third parties	(4)	(1)	—	—	(5)
— related parties	(5)	—	(5)	10	—
Short-term borrowings, net
— third parties	160	34	(4)	—	190
— related parties	(5)	(55)	1	59	—
Dividends — noncontrolling interests	—	—	—	—	—

Net cash provided by (used in) financing activities	146	(19)	(8)	69	188

Net increase (decrease) in cash and cash equivalents	4	(23)	13	—	(6)
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	2	—	2
Cash and cash equivalents — beginning of period	1	225	85	—	311

Cash and cash equivalents — end of period	$5	$202	$100	$—	$307

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —
(Continued)
NOVELIS INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended June 30, 2010
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$29	$(18)	$11	$—	$22

INVESTING ACTIVITIES
Capital expenditures	(4)	(13)	(6)	—	(23)
Proceeds from sales of assets	—	14	1	—	15
(Outflow) proceeds from related party loans receivable, net	—	3	—	—	3
(Outflow) proceeds from settlement of undesignated derivative instruments, net	(4)	36	—	—	32

Net cash (used in) provided by investing activities	(8)	40	(5)	—	27

FINANCING ACTIVITIES
Principal payments
— third parties	(1)	(3)	—	—	(4)
— related parties	—	22	(8)	(14)	—
Short-term borrowings, net
— third parties	—	(45)	4	—	(41)
— related parties	(16)	4	(2)	14	—
Dividends — noncontrolling interests	—	—	(17)	—	(17)

Net cash provided by (used in) financing activities	(17)	(22)	(23)	—	(62)

Net increase (decrease) in cash and cash equivalents	4	—	(17)	—	(13)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(3)	(2)	—	(5)
Cash and cash equivalents — beginning of period	22	266	149	—	437

Cash and cash equivalents — end of period	$26	$263	$130	$—	$419

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
OVERVIEW AND REFERENCES
          Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, electronics, construction and industrial, and foil products markets. As of June 30, 2011, we had operations in eleven countries on four continents: 29 operating plants including three recycling facilities, and seven research and development facilities. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.
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
          References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2011, filed with the United States Securities and Exchange Commission (SEC) on May 26, 2011.
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

HIGHLIGHTS
          We experienced another strong quarter for the first quarter of fiscal 2012. Our cost management efforts, our agility in reacting to changes in the market and our focus on the fundamentals of our business in our core markets of can, automotive and specialty products have driven strong performance by our business.
•	“Net sales” for the first quarter of fiscal 2012 were $3.1 billion, an increase of 23% compared to the $2.5 billion reported in the same period a year ago.

•	Shipments of flat rolled products totaled 767 kt for the first quarter of fiscal 2012, an increase of 3% compared to shipments of 746 kt in the first quarter of the previous year, which reflects strong demand for our core products across all our regions.

•	We reported pre-tax income of $136 million for the three months ended June 30, 2011, as compared to pre-tax income of $74 million for the three months ended June 30, 2010.

•	Cash flow used in operations of $115 million for the first quarter of fiscal 2012 compares to cash flow provided by operations of $22 million for the first quarter of fiscal 2011, primarily related to the amount and timing of interest payments on our debt and changes in working capital as a result of higher average LME aluminum prices and higher inventory volumes.

•	We reported strong liquidity of $865 million as of June 30, 2011 as compared to liquidity of $1.1 billion as of June 30, 2010.
BUSINESS AND INDUSTRY CLIMATE
          We have experienced strong end customer demand across our regions and core end-use product categories during fiscal 2011 and continuing into the first quarter of fiscal 2012. We operated at or near capacity in all our regions throughout the period and we expect to see continued strong performance by our business.
     Key Sales and Shipment Trends

	Three Months Ended				Year Ended	Three Months Ended
	June 30,	September 30,	December 31,	March 31,	March 31,	June 30,
	2010	2010	2010	2011	2011	2011
	(In millions, excepts shipments which are in kt)

Net sales	$2,533	$2,524	$2,560	$2,960	$10,577	$3,113
Percentage increase (decrease) in net sales versus comparable previous year period	29%	16%	21%	22%	22%	23%
Rolled product shipments:
North America	278	285	262	280	1,105	288
Europe	232	227	208	240	907	237
Asia	146	134	148	152	580	152
South America	90	91	97	99	377	90

Total	746	737	715	771	2,969	767

Beverage and food cans	425	429	424	453	1,731	462
All other rolled products	321	308	291	318	1,238	305

Total	746	737	715	771	2,969	767

Percentage increase (decrease) in rolled products shipments versus comparable previous year period:

North America	9%	10%	8%	2%	7%	4%
Europe	25%	12%	11%	6%	13%	2%
Asia	12%	(4)%	10%	18%	9%	4%
South America	11%	(2)%	15%	15%	10%	—%

Total	15%	6%	10%	8%	10%	3%

Beverage and food cans	7%	5%	14%	12%	10%	9%
All other rolled products	26%	8%	5%	3%	10%	(5)%

Total	15%	6%	10%	8%	10%	3%

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
          Increases or decreases in the average price of aluminum directly impact “net sales”, “cost of goods sold (exclusive of depreciation and amortization)” and working capital, albeit on a lag basis. The timing of these impacts on sales and metal purchase costs vary based on contractual arrangements with customers and metal suppliers in each region. Certain of our sales contracts contain fixed metal prices for sales in future periods of time, which exposes us to the risk of changes in aluminum prices. In addition, we are exposed to fluctuating metal prices on our purchases of inventory associated with the period of time between the pricing of our purchases of inventory and the shipment of that inventory to our customers. Timing differences also occur in the flow of metal costs through moving average inventory cost values and cost of goods sold (exclusive of depreciation and amortization). We refer to these timing differences collectively as metal price lag.
          We also have exposure to foreign currency risk associated with sales made in currencies that differ from those in which we are paying our conversion costs. For example, sales in Brazil are generally priced in US dollars, but the majority of our conversion costs are paid in Brazilian real. We discuss this foreign currency risk further below.
     LME Aluminum Prices
          The average (based on the simple average of the monthly averages) and closing prices based upon the LME for aluminum for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months
	Ended
	June 30,		Percent
	2011	2010	Change

London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,600	$2,288	14%
Average cash price during the period	$2,603	$2,096	24%
Closing cash price as of end of period	$2,509	$1,924	30%
          Prices increased from March 31, 2011 until the end of April and then steadily declined through the end of the first quarter of fiscal 2012, which resulted in $22 million of unrealized gains on undesignated metal derivatives and deferred unrealized losses of $48 million on designated metal hedges. The decrease in the aluminum price during the first quarter of fiscal 2011 resulted in $66 million of losses on undesignated metal derivatives.
     Metal Derivative Instruments
          We use derivative instruments to preserve our conversion margin and manage the timing differences associated with metal price lag. We enter into forward metal purchases simultaneous with the sales contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes customer delivery and revenue recognition under the related fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and revenue recognition impacts income before income taxes and net income. Gains and losses on metal derivative contracts are not recognized in segment income until realized.
          Additionally, we sell short-term LME aluminum futures contracts to reduce our exposure to fluctuating aluminum prices during the period of time for which we physically hold the inventory and to manage the metal price lag associated with inventory cost. The majority of our metal purchases are based on average prices for a period of time prior to the period at which we order the metal. Additionally, there is a period of time between when we place an order for metal, when we receive it and when we ship finished products to our customers. These forward metal sales directly hedge the economic risk of future metal price fluctuations on our inventory.

          We settle derivative contracts in advance of billing and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days.
     Foreign Exchange
          We operate a global business and conduct business in various currencies around the world. Fluctuations in foreign exchange rates impact our operating results. We recognize foreign exchange gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rate as of the end of each period and the average of the month-end exchange rates for the three months ended June 30, 2011 and 2010:

			Average Exchange Rate
	Exchange Rate as of		Three Months Ended
	June 30,	March 31,	June 30,
	2011	2011	2011	2010

U.S. dollar per Euro	1.449	1.419	1.458	1.285
Brazilian real per U.S. dollar	1.561	1.627	1.572	1.785
South Korean won per U.S. dollar	1,078	1,107	1,077	1,164
Canadian dollar per U.S. dollar	0.967	0.971	0.963	1.035
          During the first quarter of fiscal 2012, the U.S. dollar weakened as compared to the local currency in all our other regions. In Europe and Asia, the weakening of the U.S. dollar resulted in foreign exchange gains as these operations are recorded in local currency. In Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and local currency operating costs, we incurred foreign exchange losses. We incurred a foreign exchange gain in North America because of the effect of the weakening dollar as compared to the Euro on the foreign currency remeasurement on a Euro-denominated intercompany loan to Europe.
          We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures. The weakening dollar during the first quarter of fiscal 2012 resulted in $2 million of gains on foreign currency derivatives, as compared to $24 million of gains on foreign exchange derivatives during the first quarter of fiscal 2011.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010
          We experienced strong demand across all our regions during the first quarter of fiscal 2012, and are operating at or near capacity in all regions. “Net sales” for the three months ended June 30, 2011 increased 23% as compared to the three months ended June 30, 2010, primarily as a result of a 24% increase in average aluminum prices, a 3% increase in flat rolled product (FRP) volumes and higher conversion premiums offset by a decrease in non-FRP volumes.
          “Cost of goods sold (exclusive of depreciation and amortization)” increased $500 million, or 23%, which reflects the increased volume and higher average aluminum prices. Increased input cost pressures were partially offset by our ongoing cost management efforts.
          “Income before income taxes” for the first quarter of fiscal 2012 was $136 million, an increase of $62 million , or 84%, compared to the $74 million reported in the first quarter of fiscal 2011. In addition to the positive effects from operations discussed above, the following items affected “Income before income taxes:”
•	$77 million of “Interest expense and amortization of debt issuance costs” for the first quarter of fiscal 2012 as compared to $39 million for the first quarter of fiscal 2011 as a result of our higher debt balances and amortization of debt issuance costs from our refinancing in the third quarter of fiscal 2011

•	$19 million of “Restructuring charges, net” for the first quarter of fiscal 2012 as compared to $6 million for the first quarter of fiscal 2011. The charges in the first quarter of fiscal 2012 are comprised of $10 million of asset impairments related to restructuring actions initiated in prior periods, $5 million of severance costs and asset impairments related to restructuring actions initiated in the current quarter, and $4 million of other costs

•	foreign currency remeasurement losses, net of related derivatives, of $10 million for the first quarter of fiscal 2012 as compared to losses of $21 million in the same period in the prior year

•	gains of $35 million for the first quarter of fiscal 2012 comprised of ineffectiveness of designated derivatives and changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $6 million of losses for the first quarter of fiscal 2011.
          We reported “Net income attributable to our common shareholder” of $62 million for the first quarter of fiscal 2012 as compared to $50 million for the first quarter of fiscal 2011, primarily as a result of the factors discussed above. We also recorded an “Income tax provision” of $59 million for the first quarter of fiscal 2012 as compared to $15 million in the same period of the prior year.
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
          We measure the profitability and financial performance of our operating segments based on “Segment income”. “Segment income” provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) “unrealized gains (losses) on change in fair value of derivative instruments, net”, except for foreign currency derivatives on our foreign currency balance sheet exposures, which are included in segment income; (e) “impairment of goodwill”; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of total “Segment income.”
          The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results	North			South
Three Months Ended June 30, 2011	America	Europe	Asia	America	Eliminations	Total

Net sales	$1,157	$1,080	$560	$318	$(2)	$3,113
Shipments (kt)
Rolled products	288	237	152	90	—	767
Ingot products	4	16	1	9	—	30

Total shipments	292	253	153	99	—	797

Selected Operating Results	North			South
Three Months Ended June 30, 2010	America	Europe	Asia	America	Eliminations	Total

Net sales	$959	$842	$457	$277	$(2)	$2,533
Shipments (kt)
Rolled products	278	232	146	90	—	746
Ingot products	5	17	1	10	—	33

Total shipments	283	249	147	100	—	779

          The following table reconciles changes in “Segment income” for the three months ended June 30, 2010 to three months ended June 30, 2011 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency derivatives which hedge our foreign currency balance sheet exposure.

	North			South
Changes in Segment income	America	Europe	Asia	America	Total

Segment income — three months ended June 30, 2010	$95	$81	$41	$46	$263
Volume	10	5	—	2	17
Conversion premium and product mix	11	4	13	10	38
Conversion costs(A)	(8)	5	(9)	(7)	(19)
Metal price lag	14	(6)	(11)	(1)	(4)
Foreign exchange	2	12	19	(5)	28
Primary metal production	—	—	—	—	—
Other changes(B)	(10)	(4)	4	(7)	(17)

Segment income — three months ended June 30, 2011	$114	$97	$57	$38	$306

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other metal costs. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions. Significant fluctuations in these items are discussed below.
     North America
          As of June 30, 2011, our North American operations manufactured aluminum sheet and light gauge products through 11 operating plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications and other industrial applications.
          Our North American operations experienced strong performance across all sectors. Shipments of flat rolled products in the first quarter of fiscal 2012 were 4% higher as compared to a year ago. Net sales for the first quarter of fiscal 2012 were up $198 million, or 21%, as compared to the first quarter of fiscal 2011 reflecting higher average aluminum prices and improved conversion premiums, as well as the increase in volumes previously mentioned.
          Segment income for the first quarter of fiscal 2012 was $114 million, up $19 million as compared to the prior year period. Improved volume, conversion premiums and metal price lag all had a positive effect on segment income. The negative effect of conversion costs such as the unfavorable price change of used beverage cans (UBCs) and melt loss were partially offset by positive changes in efficiencies in the use of UBCs. Other changes include higher research and development costs and higher general and administrative costs.
     Europe
          As of June 30, 2011, our European segment provided European markets with value-added sheet and light gauge products through 12 operating plants, including one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products. During the first quarter of fiscal 2012, we announced that we are investing to increase our recycling capacity at two of our aluminum rolled products facilities in Europe.
          Our European operations have experienced overall strong performance in our key product segments with can and automotive demand compensating for the lost volume from the sale of our confectionary business during March of fiscal 2011. Flat rolled product shipments and “Net sales” in the first quarter of fiscal 2012 were 2% and 28% higher, respectively, as compared to the first quarter of fiscal 2011, which reflects higher average aluminum prices and improved conversion premiums.
          Segment income for the first quarter of fiscal 2012 was $97 million, up $16 million compared to the same period of the prior year. Improved volumes, conversion premiums and foreign currency rates as compared to the dollar all had a positive impact on segment income. Negative effects of higher contractor costs and higher price of scrap and melt loss were more than offset by lower labor costs, favorable metal premiums and discounts and favorable other metal costs. Other changes reflect a negative impact from fixed forward price sales contracts compared the same period of the prior year.

     Asia
          As of June 30, 2011, Asia operated three operating plants with production balanced between beverage and food can, specialty (including electronics) and foil end-use applications. In conjunction with the $400 million expansion of our rolling and recycling capacity in Asia which we announced in the first quarter of fiscal 2012, we broke ground on a recycling and casting center at our Yeongju plant in South Korea.
          Overall demand remained strong in the can stock market driven by beer consumption in Korean and Southeast Asian markets. Shipments of flat rolled products in the first quarter of fiscal 2012 increased 4% as compared to a year ago. Net sales for the first quarter of fiscal 2012 were up $103 million, or 23%, as compared to the first quarter of fiscal 2011 reflecting higher average aluminum prices and improved conversion premiums, as well as the increase in volumes previously mentioned. We began to see some softness in the electronics business as a result of economic uncertainty in the U.S. and Europe, but we believe this is a short-term trend and continue to believe in the long-term growth prospects of the electronics end market.
          Segment income of $41 million in the first quarter of fiscal 2011 compared favorably to $57 million for the first quarter of fiscal 2012 due to increased conversion premiums and the positive impact of foreign currency exchange rates, partially offset by negative effects of metal price lag and conversion costs such as higher labor costs, utilities and melt loss. Higher volumes of flat rolled products were offset by negative effects of volume inefficiencies related to other metal costs such as coatings and alloys. Other changes reflect a positive impact from fixed forward price sales contracts.
     South America
          Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included 3 operating plants in Brazil, including one smelter, power generation facilities and bauxite mines as of June 30, 2011. During the first quarter of fiscal 2012, we announced that we were shutting down certain of our foil lines at our Santo Andre, Brazil facility, leaving one rolling mill in operation at that location. Our previously announced expansion of our Pinda facility in Brazil is expected to come online in mid-fiscal 2013.
          Total shipments were 1% lower as compared to the prior year period, with rolled products shipments remaining flat due to unseasonably cold and wet weather which resulted in lower customer demand than expected. We expect demand to normalize toward the latter part of the second quarter of fiscal 2012. Net sales increased 15% as compared to the prior year period as a result of higher average aluminum prices and improved conversion premiums.
          Segment income for South America was lower by $8 million as compared to the prior year period. Improved conversion premiums were more than offset by unfavorable exchange rates and negative variances in conversion costs such as metal premiums and discounts and higher costs of UBCs. Other changes include higher general and administrative costs.
          Reconciliation of segment results to “Net income”
          Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives, except for derivatives to manage our foreign currency balance sheet exposure, are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended June 30, 2011 and 2010 (in millions).

	Three Months Ended
	June 30,
	2011	2010

North America	$114	$95
Europe	97	81
Asia	57	41
South America	38	46

Total Segment income	306	263
Depreciation and amortization	(89)	(103)
Interest expense and amortization of debt issuance costs	(77)	(39)
Interest income	4	3
Adjustment to eliminate proportional consolidation	(13)	(10)
Restructuring charges, net	(19)	(6)
Other income, net	24	(34)

Income before income taxes	136	74
Income tax provision	59	15

Net income	77	59
Net income attributable to noncontrolling interests	15	9

Net income attributable to our common shareholder	$62	$50

          “Depreciation and amortization” decreased from $103 million for the first quarter of fiscal 2011 to $89 million for the first quarter of fiscal 2012 primarily as a result of facilities that have been shut-down and are no longer being depreciated, as well as assets which became fully depreciated.
          “Interest expense and amortization of debt issuance costs” increased primarily due to higher average debt balances as a result of refinancing our debt in the third quarter of fiscal 2011.
          “Adjustment to eliminate proportional consolidation” was $13 million of loss for the first quarter of fiscal 2012 as compared to a $10 million loss in the first quarter of fiscal 2011. This adjustment typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
          “Restructuring charges, net” in the first quarter of fiscal 2012 primarily related to the shutdown of one of our foil lines in South America, the shutdown and sale of our facility in Bridgnorth in Europe and additional write-downs of assets related to restructuring programs initiated in prior periods. See Note 2 — Restructuring Programs.
          “Other income, net” includes primarily the gain or loss on the sale of fixed assets, ineffectiveness of designated derivatives and gains or losses on the change in fair value of unrealized undesignated derivatives other than those foreign currency derivatives on our foreign currency balance sheet exposure which are already included in segment income. For the first quarter of fiscal 2012, “Other income, net” included primarily a $1 million loss on sale of fixed assets, $1 million gain on ineffectiveness of hedged derivative instruments and a $25 million gain on the change in fair value of unrealized undesignated derivatives, whereas the first quarter of fiscal 2011 included a $13 million gain on the sale of unused land in South America and a $47 million loss on the change in fair value of unrealized undesignated derivatives.
           For the three months ended June 30, 2011, we recorded a $59 million “income tax provision” on our pre-tax income before our equity in net income of non-consolidated affiliates of $138 million, which represented an effective tax rate of 43%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) $1 million benefit for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $10 million expense for exchange remeasurement of deferred income taxes, (3) a $21 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $15 million benefit from non-taxable dividends, and (5) a $4 million expense from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.
          For the three months ended June 30, 2010, we recorded a $15 million “income tax provision” on our pre-tax income of $77 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 19%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) $2 million benefit for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $2 million benefit for exchange remeasurement of deferred income taxes, (3) a $3 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses , and (4) a $5 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
          We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.
          As of June 30, 2011, we had available liquidity of $865 million, which reflects an 18% decrease from March 31, 2011 driven by higher capital expenditures and higher working capital needs. We expect continued strong liquidity throughout fiscal 2012 despite significant expected capital expenditures and higher interest payments.

     Available Liquidity
          Our estimated liquidity as of June 30, 2011 and March 31, 2011 is as follows (in millions):

	June 30,	March 31,
	2011	2011

Cash and cash equivalents	$307	$311
Overdrafts	(18)	(17)
Availability under the ABL facility	576	767

Total estimated liquidity	$865	$1,061

          The “cash and cash equivalents” balance above includes cash held in foreign countries in which we operate.
     Free Cash Flow
          Free cash flow (which is a non-GAAP measure) consists of: (a) “net cash provided by (used in) operating activities”, (b) “plus net cash provided by (used in) investing activities” and (c) less “net proceeds from sales of assets”. Management believes that “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow”. Our method of calculating “Free cash flow” may not be consistent with that of other companies.
          The following table shows the “Free cash flow” for the three months ended June 30, 2011 and 2010, the change between periods as well as the ending balances of cash and cash equivalents (in millions).

	Three Months Ended
	June 30,
	2011	2010	Change

Net cash (used in) provided by operating activities	$(115)	$22	$(137)
Net cash provided by (used in) investing activities	(79)	27	(106)
Less: Proceeds from sales of assets	—	(15)	15

Free cash flow	$(194)	$34	$(228)

Ending cash and cash equivalents	$307	$419	$(112)

          “Free cash flow” decreased $228 million in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. The changes in “Free cash flow” are described in greater detail below.
     Operating Activities
          Overall operating results were strong for the first quarter of fiscal 2012, reflecting the increase in volumes and conversion premiums and our lower fixed cost structure as a result of our ongoing cost management measures. However, higher working capital balances as a result of higher aluminum prices and inventory volumes in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, accounted for approximately $110 million lower cash flows from operations in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Also contributing to lower cash flow from operations in the first quarter of fiscal 2012 was $117 million higher interest paid in first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 as a result of the refinanced debt entered into in the third quarter of fiscal 2011 and the related change in timing of our semi-annual interest payments. The impact of higher working capital balances and interest payments was offset partially by higher net income discussed previously.
     Investing Activities
          The following table presents information regarding our “Net cash provided by (used in) investing activities” (in millions).

	Three Months Ended
	June 30,
	2011	2010	Change

Capital expenditures	$(67)	$(23)	$(44)
(Outflow) proceeds from settlement of other undesignated derivative instruments, net	(7)	32	(39)
Proceeds from sales of assets — third parties	—	15	(15)
Proceeds from investment in and advances to non-consolidated affiliates, net	1	—	1
(Outflow) proceeds from related parties loans receivable, net	(6)	3	(9)

Net cash (used in) provided by investing activities	$(79)	$27	$(106)

          The majority of our capital expenditures in fiscal 2011 and the first quarter of fiscal 2012 have been for projects devoted to product quality, technology, productivity enhancement and increased capacity. We expect to increase our capital expenditures during the remainder of fiscal 2012 as a result of our previously announced expansions in Brazil, South Korea and North America. We expect that our total annual capital expenditures for fiscal 2012 to be between $550 and $600 million.
          The settlement of undesignated derivative instruments resulted in an outflow of $7 million in the three months ended June 30, 2011 as compared to $32 million in cash inflow in the prior year period. The net outflow in the first quarter of fiscal 2011 was primarily related to metal and currency derivatives. Based on forward curves for metal, foreign currencies, interest rates and energy as of June 30, 2011, we forecast approximately $25 million of cash inflows related to the settlement of derivative instruments in the second quarter.
          The majority of proceeds from asset sales in the three months ended June 30, 2010 relate to asset sales in South America.
          “Proceeds (outflow) from loans receivable”, net during all periods are primarily comprised of additional loans made to, net of payments we received related to a loan due from our non-consolidated affiliate, Aluminium Norf GmbH.
     Financing Activities
          The following table presents information regarding our “Net cash provided by (used in) financing activities” (in millions).

	Three Months Ended
	June 30,
	2011	2010	Change

Proceeds from issuance of debt, third parties	$3	$—	$3
Principal payments, third parties	(5)	(4)	(1)
Short-term borrowings (payments), net	190	(41)	231
Dividends, noncontrolling interest	—	(17)	17

Net cash provided by (used in) financing activities	$188	$(62)	$250

          As of June 30, 2011, our short-term borrowings were $207 million consisting of $189 million of short-term loans under our senior secured credit facilities (ABL Facility) and $18 million in bank overdrafts. As of June 30, 2011, $35 million of the ABL Facility was utilized for letters of credit and we had $576 million in remaining availability under the ABL Facility. The weighted average interest rate on our total short-term borrowings was 3.77% and 2.43% as of June 30, 2011 and March 31, 2011, respectively.
OFF-BALANCE SHEET ARRANGEMENTS
          The following discussion addresses the applicable off-balance sheet items for our Company.
     Derivative Instruments
          See Note 10 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements for a full description of derivative instruments.
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

     Other
          As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2011 and March 31, 2011, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
          We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. During the three months ended June 30, 2011, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended March 31, 2011.
RETURN OF CAPITAL
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          During the three months ended June 30, 2011, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2011.
RECENT ACCOUNTING STANDARDS
          See Note 1 — Business and Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a full description of accounting pronouncements including the respective dates of adoption and expected effects on results of operations, financial condition and liquidity.
NON-GAAP FINANCIAL MEASURES
          Total “Segment income” presents the sum of the results of our four operating segments on a consolidated basis. We believe that total “Segment income” is an operating performance measure that measures operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. In reviewing our corporate operating results, we also believe it is important to review the aggregate consolidated performance of all of our segments on the same basis that we review the performance of each of our regions and to draw comparisons between periods based on the same measure of consolidated performance.
          Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. By providing total “Segment income”, together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.
          However, total “Segment income” is not a measurement of financial performance under GAAP, and our total “Segment income” may not be comparable to similarly titled measures of other companies. Total “Segment income” has important limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. For example, total “Segment income”:
•	does not reflect the company’s cash expenditures or requirements for capital expenditures or capital commitments;

•	does not reflect changes in, or cash requirements for, the company’s working capital needs;

•	does not reflect any costs related to the current or future replacement of assets being depreciated and amortized.
          We also use total “Segment income”:
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
          Total “Segment income” is equivalent to our Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors.
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
          This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and publicly available third party industry journals. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. While we do not know what impact any of these differences may have on our business, our results of operations, financial condition, cash flow and the market price of our securities may be materially adversely affected. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:
•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing for future capital requirements;

•	the level of our indebtedness and our ability to generate cash;

•	deterioration of our ratings by a credit agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation, environmental remediation and clean-up costs, labor relations and negotiations, breakdown of equipment and other events;

•	changes in general economic conditions including deterioration in the global economy, particularly sectors in which our customers operate;

•	changes in the fair value of derivative instruments or the failure of counterparties to our derivative instruments to honor their agreements;

•	the capacity and effectiveness of our metal hedging activities;

•	availability of production capacity;

•	impairment of our goodwill and other intangible assets;

•	continuing obligations and other relationships resulting from our spin-off from Alcan Inc.;

•	the impact of restructuring efforts in the future;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries; and

•	changes in interest rates that have the effect of increasing the amounts we pay under our principal credit agreement and other financing agreements.
          The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011.
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
          By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2011 condensed consolidated balance sheet.
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
          Metal price lag associated with inventory and non-fixed priced sales exposes us to potential losses in periods of falling aluminum prices. We sell short-term LME aluminum futures contracts to reduce our exposure to this risk. We expect the gain or loss on the settlement of the derivative to offset the effect of changes in aluminum prices on future product sales. These hedges generally generate losses in periods of increasing aluminum prices.
     Sensitivities
          We estimate that a 10% decline in LME Aluminum Prices would result in a $1 million pre-tax loss related to the change in fair value of our aluminum contracts as of June 30, 2011.
     Energy
          We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the three months ended June 30, 2011, natural gas and electricity represented approximately 82% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
          We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of June 30, 2011, we have a nominal amount of forward purchases outstanding related to natural gas.
          A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 45% of our total electricity requirements in that segment. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.
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
     Sensitivities
          The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2011, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in	Change in
	Price	Fair Value

Electricity	(10)%	$—
Natural Gas	(10)%	(2)

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
          We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of “Accumulated other comprehensive income (loss)” in the Shareholders’ equity section of the accompanying condensed consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.
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
     Sensitivities
          The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2011, given a 10% change in rates ($ in millions).

	Change in	Change in
	Exchange Rate	Fair Value

Currency measured against the U.S. dollar
Brazilian real	(10)%	$(45)
Euro	10%	(34)
Korean won	(10)%	(17)
Canadian dollar	(10)%	(4)
British pound	(10)%	(7)
Swiss franc	(10)%	(10)
Interest Rate Risks
          We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited which resulted in de-designation. The 2011 Term Loan Facility contains a floor feature of the higher of LIBOR or 100 basis points, plus a spread varying from 2.75% to 3.0% depending on the Company’s net leverage ratio, as defined in the Term Loan Facility agreement. As of June 30, 2011, this floor feature was in effect, changing our variable rate debt to fixed rate debt. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.
          Due to the floor feature of our 2011 Term Loan Facility mentioned above, a 10 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2011, would have no impact on our annual pre-tax income. To be above the 2011 Term Loan Facility floor feature, as of June 30, 2011, 3 month LIBOR would have to increase by 75 basis points (bp). From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 6 — Debt for further information.
     Sensitivities
          The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2011, given a 100 bps negative shift in USD LIBOR ($ in millions).

	Change in	Change in
	Rate	Fair Value

Interest Rate Contracts
North America	(100)bps	$(1.6)
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
          We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
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
Item 1A. Risk Factors
The recent downgrade of the U.S. credit rating could have a material adverse impact on our financial condition and results of operations.
          On August 5, 2011, Standard & Poor’s downgraded the credit rating for long-term U.S. government debt from AAA to AA+. The long-term impacts of the downgrade are unknown. The downgrade could have a material adverse impact on global financial markets and worldwide economic conditions, which could affect our credit ratings and liquidity and those of our customers and other business partners.
           See also “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2011.
Item 6. Exhibits

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 8-K filed on November 10, 2010 (File No. 001-32312))
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
10.1*	Novelis 2012 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312).
10.2*	Novelis 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312).
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase
XBRL Taxonomy Extension Lable Linkbase
XBRL Taxonomy Extension Presentation Linkbase
XBRL Taxonomy Extension Definition Linkbase

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
Robert P. Nelson
Vice President Finance — Controller (Principal Accounting Officer)
Date: August 9, 2011

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))
3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 8-K filed on November 10, 2010 (File No. 001-32312))
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
10.1*	Novelis 2012 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312).
10.2*	Novelis 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312).
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase
XBRL Taxonomy Extension Lable Linkbase
XBRL Taxonomy Extension Presentation Linkbase
XBRL Taxonomy Extension Definition Linkbase

*	Indicates a management contract or compensatory plan or arrangement.