Form 10-Q
period 2011-09-30
Novelis Inc.
filed 2011-11-09
CIK 1304280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-32312

Novelis Inc.

(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3560 Lenox Road, Suite 2000 Atlanta, Georgia	30326 (Zip Code)
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

As of October 31, 2011, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net sales	$2,880	$2,524	$5,993	$5,057

Cost of goods sold (exclusive of depreciation and amortization)	2,549	2,188	5,257	4,396
Selling, general and administrative expenses	91	97	186	178
Depreciation and amortization	81	104	170	207
Research and development expenses	12	9	24	18
Interest expense and amortization of debt issuance costs	77	40	154	79
Interest income	(4)	(3)	(8)	(6)
Restructuring charges, net	11	9	30	15
Equity in net loss of non-consolidated affiliates	3	3	5	6
Other (income) expense, net	(63)	(52)	(84)	(39)

	2,757	2,395	5,734	4,854

Income before income taxes	123	129	259	203
Income tax (benefit) provision	(7)	56	52	71

Net income	130	73	207	132
Net income attributable to noncontrolling interests	10	11	25	20

Net income attributable to our common shareholder	$120	$62	$182	$112

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions, except number of shares)

	September 30, 2011	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$286	$311
Accounts receivable, net
— third parties (net of allowances of $6 and $7 as of September 30, 2011 and March 31, 2011, respectively)	1,415	1,480
— related parties	36	28
Inventories	1,258	1,338
Prepaid expenses and other current assets	73	50
Fair value of derivative instruments	175	165
Deferred income tax assets	9	39

Total current assets	3,252	3,411
Property, plant and equipment, net	2,528	2,543
Goodwill	611	611
Intangible assets, net	671	707
Investment in and advances to non–consolidated affiliates	704	743
Fair value of derivative instruments, net of current portion	7	17
Deferred income tax assets	52	52
Other long–term assets
— third parties	165	193
— related parties	17	19

Total assets	$8,007	$8,296

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$20	$21
Short–term borrowings	63	17
Accounts payable
— third parties	1,111	1,378
— related parties	45	50
Fair value of derivative instruments	168	82
Accrued expenses and other current liabilities	503	568
Deferred income tax liabilities	42	43

Total current liabilities	1,952	2,159
Long–term debt, net of current portion	4,063	4,065
Deferred income tax liabilities	472	552
Accrued postretirement benefits	519	526
Other long–term liabilities	339	359

Total liabilities	7,345	7,661

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2011 and March 31, 2011	—	—
Additional paid–in capital	1,830	1,830
Accumulated deficit	(1,260)	(1,442)
Accumulated other comprehensive (loss) income	(109)	57

Total equity of our common shareholder	461	445
Noncontrolling interests	201	190

Total equity	662	635

Total liabilities and equity	$8,007	$8,296

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In millions)

	Six Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$207	$132
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	170	207
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(106)	(28)
Deferred income taxes	32	18
Write–off and amortization of fair value adjustments, net	13	8
Equity in net loss of non–consolidated affiliates	5	6
(Gain) loss on foreign exchange remeasurement of debt	(1)	1
(Gain) loss on sale of assets	2	(13)
Other, net	20	5
Changes in assets and liabilities:
Accounts receivable	40	(91)
Inventories	45	(84)
Accounts payable	(261)	(45)
Other current assets	(11)	(4)
Other current liabilities	(90)	16
Other noncurrent assets	18	(8)
Other noncurrent liabilities	(27)	4

Net cash provided by operating activities	56	124

INVESTING ACTIVITIES
Capital expenditures	(174)	(71)
Proceeds from sales of assets	1	18
Proceeds from investment in and advances to non–consolidated affiliates, net	1	—
(Outflow) proceeds from related party loans receivable, net	(4)	11
Proceeds from settlement of other undesignated derivative instruments, net	57	67

Net cash (used in) provided by investing activities	(119)	25

FINANCING ACTIVITIES
Proceeds from issuance of debt	6	—
Principal payments	(11)	(8)
Short–term borrowings (payments), net	48	(50)
Dividends, noncontrolling interest	(1)	(18)

Net cash provided by (used in) financing activities	42	(76)

Net (decrease) increase in cash and cash equivalents	(21)	73
Effect of exchange rate changes on cash balances held in foreign currencies	(4)	2
Cash and cash equivalents — beginning of period	311	437

Cash and cash equivalents — end of period	$286	$512

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)

(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income (Loss)	Non- controlling	Total
	Shares	Amount	Capital	Deficit	(AOCI)	Interests	Equity
Balance as of March 31, 2011	1,000	$—	$1,830	$(1,442)	$57	$190	$635
Net income attributable to our common shareholder	—	—	—	182	—	—	182
Net income attributable to noncontrolling interests	—	—	—	—	—	25	25
Currency translation adjustment, net of tax provision of $1 included in AOCI	—	—	—	—	(81)	(14)	(95)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $47 included in AOCI	—	—	—	—	(87)	—	(87)
Change in pension and other benefits, net of tax provision of $1 included in AOCI	—	—	—	—	2	—	2

Balance as of September 30, 2011	1,000	$—	$1,830	$(1,260)	$(109)	$201	$662

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In millions)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$120	$10	$130	$62	$11	$73
Other comprehensive income (loss):
Currency translation adjustment	(134)	(19)	(153)	154	9	163
Net change in fair value of effective portion of cash flow hedges	(121)	—	(121)	1	—	1
Net change in pension and other benefits	2	—	2	—	—	—

Other comprehensive income (loss) before income tax effect	(253)	(19)	(272)	155	9	164
Income tax (benefit) provision related to items of other comprehensive income (loss)	(41)	—	(41)	4	—	4

Other comprehensive income (loss), net of tax	(212)	(19)	(231)	151	9	160

Comprehensive income (loss)	$(92)	$(9)	$(101)	$213	$20	$233

	Six Months Ended September 30, 2011			Six Months Ended September 30, 2010
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$182	$25	$207	$112	$20	$132
Other comprehensive income (loss):
Currency translation adjustment	(80)	(14)	(94)	38	1	39
Net change in fair value of effective portion of cash flow hedges	(134)	—	(134)	10	—	10
Net change in pension and other benefits	3	—	3	—	—	—

Other comprehensive income (loss) before income tax effect	(211)	(14)	(225)	48	1	49
Income tax (benefit) provision related to items of other comprehensive income (loss)	(45)	—	(45)	7	—	7

Other comprehensive income (loss), net of tax	(166)	(14)	(180)	41	1	42

Comprehensive income (loss)	$16	$11	$27	$153	$21	$174

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the beverage and food can, transportation, construction and industrial, and foil products markets. As of September 30, 2011, we had operations in eleven countries on four continents: North America, South America, Asia and Europe, 29 operating plants and seven research and development facilities. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities.

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

For the three and six months ended September 30, 2010, we reclassified $(34) million and $(28) million, respectively, from “(Gain) loss on change in fair value of derivative instruments, net” to “Other (income) expense, net” to conform with the current year presentation. This reclassification had no impact on “Income before income taxes,” “Net income,” the Condensed consolidated balance sheets or Condensed consolidated statements of cash flows.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs) and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU No. 2011-04 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the potential impact, if any, of the adoption of ASU No. 2011-04 on our consolidated financial statements and disclosures.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the potential impact, if any, of the adoption of ASU No. 2011-05 on our consolidated financial statements and disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment, which contains changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. ASU No. 2011-08 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. We plan to early adopt ASU No. 2011-08 for the year ended March 31, 2012 and will elect to perform the qualitative assessment to determine if further analysis is required for any of our reporting units.

2.	RESTRUCTURING PROGRAMS

“Restructuring charges, net” for the six months ended September 30, 2011 is $30 million, which includes $14 million of non-cash asset impairments that were not recorded through the restructuring reserve. The following table summarizes our restructuring reserve activity by segment (in millions).

	Europe	North America	Asia	South America	Corporate	Restructuring Reserves
Balance as of March 31, 2011	$37	$6	$—	$4	$3	$50
Provisions, net	11	3	—	2	—	16
Cash payments	(17)	(4)	—	(2)	(1)	(24)
Adjustments - other	(1)	—	—	—	—	(1)

Balance as of September 30, 2011	$30	$5	$—	$4	$2	$41

Europe

Total “Restructuring charges, net” for the six months ended September 30, 2011 consisted of $15 million of severance across our European plants, additional fixed asset impairments related to restructuring actions initiated in prior years and other exit costs. For the six months ended September 30, 2011, we made $10 million in severance payments, $2 million in payments for environmental remediation and $5 million in other exit related payments.

The Company ceased operations associated with the Bridgnorth, UK foil rolling and laminating operations at the end of April 2011. In the six months ended September 30, 2011, based on negotiations for the sale of the land and buildings on the Bridgnorth site, we recorded an additional $6 million of fixed asset impairment and restructuring charges related to the sale and site closure and made payments of $10 million in severance and other exit payments related to this plan.

In the six months ended September 30, 2011 we recorded $4 million of severance charges for restructuring programs related to our European operations general and administrative function.

As of September 30, 2011, the restructuring reserve balance of $30 million was comprised of $22 million of environmental remediation liabilities, $6 million of severance costs and $2 million of other costs.

North America

In the six months ended September 30, 2011, we recorded an additional $1 million of termination benefits related to the previously announced relocation of our North American headquarters from Cleveland to Atlanta and we made $4 million in payments related to previously announced separation programs. We also recorded $2 million of one-time termination benefits associated with our decision to relocate our primary research and development operations to Kennesaw, Georgia. As of September 30, 2011, the restructuring reserve balance of $5 million was comprised of $4 million of severance costs and $1 million of other costs.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

South America

Total “Restructuring charges, net” for the six months ended September 30, 2011, consisted of $12 million of severance costs, fixed asset impairments related to current period restructuring actions and impairments related to actions initiated in prior years. For the six months ended September 30, 2011, we made $2 million in severance payments.

In the six months ended September 30, 2011, the Company announced that it ceased production of converter foil (9 microns thickness or less) for flexible packaging and stopped production of one rolling mill at the Santo André plant in Brazil. The decision was made due to overcapacity in the foil market and increased competition from low-cost countries. Approximately 74 positions were eliminated in the Santo Andre plant related to ceasing these operations. For the six months ended September 30, 2011, the Company recorded $3 million in asset impairment costs related to the write down of land and building to fair value and $1 million in severance related costs.

As of September 30, 2011, the restructuring reserve balance of $4 million was comprised of $3 million of environmental remediation liabilities and $1 million of other costs.

Corporate

As of September 30, 2011, the restructuring reserve balance of $2 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta and other contract termination fees.

3.	INVENTORIES

Inventories consisted of the following (in millions).

	September 30, 2011	March 31, 2011
Finished goods	$294	$293
Work in process	452	529
Raw materials	412	414
Supplies	100	102

Inventories	$1,258	$1,338

4.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES (VIE)

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

We have a joint interest in Logan Aluminum Inc. (Logan) with Tri-Arrows Aluminum Inc. (Tri-Arrows), formerly known as ARCO Aluminum, Inc. (ARCO). Effective August 1, 2011, a consortium of Japanese companies purchased ARCO. The transaction does not impact Novelis’ interest in Logan. Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is thinly capitalized and relies on the regular reimbursement of costs and expenses by Novelis and Tri-Arrows to fund its operations. This reimbursement is considered a variable interest as it constitutes a form of financing of the activities of Logan. Other than these contractually required reimbursements, we do not provide other material support to Logan. Logan’s creditors do not have recourse to our general credit.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our condensed consolidated balance sheets (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture, as they are directly owned and consolidated by Novelis or Tri-Arrows.

	September 30, 2011	March 31, 2011
Assets
Current assets
Cash and cash equivalents	$1	$1
Accounts receivable	13	27
Inventories	45	36
Prepaid expenses and other current assets	1	—

Total current assets	60	64
Property, plant and equipment, net	19	13
Goodwill	12	12
Deferred income taxes	54	52
Other long-term assets	4	3

Total assets	$149	$144

Liabilities
Current liabilities
Accounts payable	$26	$26
Accrued expenses and other current liabilities	11	11

Total current liabilities	37	37
Accrued postretirement benefits	121	120
Other long-term liabilities	2	2

Total liabilities	$160	$159

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes our share of the condensed results of operations of our equity method affiliates (in millions). These results include the incremental depreciation and amortization expense that we record in our equity method accounting as a result of fair value adjustments made to our investments in non-consolidated affiliates due to the Arrangement.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net sales	$61	$59	$127	$115
Costs, expenses and provisions for taxes on income	64	62	132	121

Net loss	$(3)	$(3)	$(5)	$(6)

Purchase of tolling services from Aluminium Norf GmbH (Norf)	$61	$59	$127	$115

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. For the three and six months ended September 30, 2011 and 2010, we earned less than $1 million of interest income on a loan due from Norf.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Norf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million Euros. As of September 30, 2011, our guarantee was $1 million.

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances.

	September 30, 2011	March 31, 2011
Accounts receivable	$36	$28
Other long-term assets	$17	$19
Accounts payable	$45	$50

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

6.	DEBT

Debt consists of the following (in millions).

	September 30, 2011					March 31, 2011
	Interest Rates(A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	4.04%	$63	$—		$63	$17	$—		$17
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,489	(34	)(B)	1,455	1,496	(38	)(B)	1,458
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	(1)		1,399	1,400	(1)		1,399
7.25% Senior Notes, due February 2015	7.25%	74	2		76	74	3		77
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 44 million)	7.50%	47	(3)		44	48	(3)		45
Novelis Brazil
BNDES loans, due December 2018 through April 2021	5.50%	10	(3)		7	5	(2)		3
Other
Other debt, due December 2011 through November 2015	4.28%	2	—		2	4	—		4

Total debt — third parties		4,185	(39)		4,146	4,144	(41)		4,103
Less: Short term borrowings		(63)	—		(63)	(17)	—		(17)
Current portion of long term debt		(20)	—		(20)	(21)	—		(21)

Long-term debt, net of current portion — third parties:		$4,102	$(39)		$4,063	$4,106	$(41)		$4,065

(A)	Interest rates are as of September 30, 2011 and exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of the Arrangement, the debt exchange completed in fiscal 2009 and the series of refinancing transactions we completed in fiscal 2011.

(B)	Debt existing at the time of the Arrangement was recorded at fair value. In connection with a series of refinancing transactions a portion of the historical fair value adjustments were allocated to the Term Loan Facility, due March 2017.

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using rates of exchange as of September 30, 2011 for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2011	Amount
Short-term borrowings and Current portion of long term debt due within one year	$83
2 years	21
3 years	22
4 years	97
5 years	22
Thereafter	3,940

Total	$4,185

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

Senior Secured Credit Facilities

The senior secured credit facilities consist of (1) a $1.5 billion six-year secured term loan credit facility (Term Loan Facility), due March 2017 and (2) an $800 million five-year asset based loan facility (ABL Facility) that may be increased by an additional $200 million. The interest rate on the Term Loan Facility is the higher of LIBOR or a floor of 100 basis points, plus a spread ranging from 2.75% to 3.0% depending on the Company’s net leverage ratio, as defined in the Term Loan Facility agreement. The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also contain certain negative covenants as specified in the agreements. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.

Short-Term Borrowings and Lines of Credit

As of September 30, 2011, our short-term borrowings were $63 million consisting of $54 million of short-term loans under our ABL Facility, $8 million in bank overdrafts and $1 million of other short term borrowings. As of September 30, 2011, $19 million of the ABL Facility was utilized for letters of credit, and we had $715 million in remaining availability under the ABL Facility. The weighted average interest rate on our total short-term borrowings was 4.04% and 2.43% as of September 30, 2011 and March 31, 2011, respectively.

As of September 30, 2011, we had $79 million of outstanding letters of credit in Korea which are not related to the ABL Facility.

BNDES Loans

In the fourth quarter of fiscal 2011 and the first six months of fiscal 2012, Novelis Brazil entered into eight new loan agreements (the BNDES loans) with Brazil’s National Bank for Economic and Social Development (BNDES) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). The agreements provided for a commitment of Brazilian Real (R$) borrowings at a fixed rate of 5.5% up to an aggregate of $18 million (R$34 million). As of September 30, 2011, we had borrowed $10 million (R$18 million) under the BNDES loan agreements with maturity dates of December 2018 through April 2021. Since the BNDES loans bear sub-market interest rates, we have calculated the fair value of the loans at inception and will amortize the discount over the life of the loans using the effective interest method.

Interest Rate Swaps

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transactions, we ceased hedge accounting for these swaps on December 17, 2010. No interest rate swaps were designated as of September 30, 2011.

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

Under all four plans, SARs vest at the rate of 25% per year, subject to performance criteria and expire seven years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise, subject to a maximum payout as defined by the plan. If the SAR is exercised within one year of vesting, the maximum payout is equal to two and a half times the target. If the SAR is exercised after one year of vesting, the maximum payout is equal to three times the target. The RSUs under the 2011 LTIP and 2012 LTIP vest in full three years from the grant date and are not subject to performance criteria. The payout on the RSUs is limited to three times the grant price.

Total compensation expense related to SARs and RSUs under the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2013, 2014 and 2015 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs has been recorded for the three and six months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Novelis Long-Term Incentive Plan 2009	$—	$2	$3	$3
Novelis Long-Term Incentive Plan 2010	(4)	5	(2)	6
Novelis Long-Term Incentive Plan 2011	(2)	1	(3)	1
Novelis Long-Term Incentive Plan 2012	1	—	1	—

Total compensation (income) expense	$(5)	8	$(1)	$10

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The tables below show the RSUs activity under our 2012 LTIP and 2011 LTIP and the SARs activity under our 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP.

2012 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2011	—	—	$—
Granted	860,589	192.38	2
Forfeited/Cancelled	—	—

RSUs outstanding as of September 30, 2011	860,589	192.38	$2

2012 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	—	—	—	$—
Granted	6,551,034	192.38		—
Forfeited/Cancelled	—	—

SARs outstanding as of September 30, 2011	6,551,034	192.38	6.6	$—

2011 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2011	906,057	148.79	$4
Forfeited/Cancelled	9,570	147.10

RSUs outstanding as of September 30, 2011	896,487	148.80	$2

2011 LTIP	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	7,117,652	148.79	6.2	$10
Exercised	69,222	147.10
Forfeited/Cancelled	56,388	147.10

SARs outstanding as of September 30, 2011	6,992,042	148.81	5.7	$—

2010 LTIP	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	11,052,491	88.46	5.2	$25
Exercised	1,413,060	85.79
Forfeited/Cancelled	94,185	85.79

SARs outstanding as of September 30, 2011	9,545,246	88.67	4.7	$9

2009 LTIP	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	8,944,822	60.50	4.2	$14
Exercised	3,076,143	60.50
Forfeited/Cancelled	142,761	60.50

SARs outstanding as of September 30, 2011	5,725,918	60.50	3.7	$8

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the Bombay Stock Exchange to determine expected volatility assumptions. The fair value of each SAR under the 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP was estimated as of September 30, 2011 using the following assumptions:

	2012 LTIP	2011 LTIP	2010 LTIP	2009 LTIP
Risk-free interest rate	8.41%	8.34%	8.33%	8.38%
Dividend yield	1.03%	1.03%	1.03%	1.03%
Volatility	51%	53%	55%	58%

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criterion. Since the performance criteria for fiscal years 2013, 2014 and 2015 have not yet been established and therefore, measurement periods for SARs relating to those periods have not yet commenced, no compensation expense for those tranches has been recorded for the six months ended September 30, 2011. As of September 30, 2011, 7,373,499 SARs were exercisable.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $21 million which is expected to be realized over a weighted average period of 2.1 years. Unrecognized compensation expense related to the RSU’s is $3.4 million and will be recognized over the remaining vesting period of two and half years.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost	$10	$9	$2	$2
Interest cost	17	16	2	2
Expected return on assets	(15)	(14)	—	—
Amortization — losses	3	3	1	—
Amortization — prior service costs	(1)	—	—	—

Net periodic benefit cost	$14	$14	$5	$4

	Pension Benefit Plans		Other Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Service cost	$20	$18	$4	$4
Interest cost	34	32	5	4
Expected return on assets	(31)	(28)	—	—
Amortization — losses	6	6	1	—
Amortization — prior service cost	(1)	—	—	—

Net periodic benefit cost	$28	$28	$10	$8

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Funded pension plans	$10	$8	$21	$17
Unfunded pension plans	4	3	7	6
Savings and defined contribution pension plans	5	4	10	9

Total contributions	$19	$15	$38	$32

During the remainder of fiscal 2012, we expect to contribute an additional $30 million to $35 million to our funded pension plans, $6 million to our unfunded pension plans and $10 million to our savings and defined contribution plans.

9.	CURRENCY (GAINS) LOSSES

The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
(Gain) loss on remeasurement of monetary assets and liabilities, net	$17	$(22)	$16	$(1)
Gain recognized on balance sheet remeasurement currency exchange contracts, net	(18)	—	(7)	—
Gain on change in fair value of other currency exchange contracts, net	(9)	13	(21)	(11)

Currency gains, net	$(10)	$(9)	$(12)	$(12)

The following currency gains (losses) are included in “AOCI,” net of tax and “Noncontrolling interests” (in millions).

Six Months Ended September 30, 2011
Cumulative currency translation adjustment — beginning of period	$114
Effect of changes in exchange rates	(95)

Cumulative currency translation adjustment — end of period	$19

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

10.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

The fair values of our financial instruments and commodity contracts as of September 30, 2011 and March 31, 2011 are as follows (in millions).

	September 30, 2011
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Currency exchange contracts	$13	$2	$(18)	$(13)	$(16)
Aluminum contracts	9	—	(28)	—	(19)
Net Investment hedges
Currency exchange contracts	1	—	—	—	1
Fair value hedges
Aluminum contracts	1	—	(7)	(1)	(7)

Total derivatives designated as hedging instruments	24	2	(53)	(14)	(41)

Derivatives not designated as hedging instruments
Aluminum contracts	112	1	(75)	(2)	36
Currency exchange contracts	39	4	(27)	(1)	15
Interest rate swaps	—	—	(2)	—	(2)
Electricity swap	—	—	(7)	(21)	(28)
Energy contracts	—	—	(4)	—	(4)

Total derivatives not designated as hedging instruments	151	5	(115)	(24)	17

Total derivative fair value	$175	$7	$(168)	$(38)	$(24)

	March 31, 2011
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Currency exchange contracts	$43	$10	$(1)	$—	$52
Aluminum contracts	44	—	—	—	44
Fair value hedges
Aluminum contracts	9	—	—	—	9

Total derivatives designated as hedging instruments	96	10	(1)	—	105

Derivatives not designated as hedging instruments:
Aluminum contracts	54	5	(49)	—	10
Currency exchange contracts	15	2	(19)	(1)	(3)
Interest rate swaps	—	—	(4)	—	(4)
Electricity swap	—	—	(6)	(23)	(29)
Energy contracts	—	—	(3)	—	(3)

Total derivatives not designated as hedging instruments	69	7	(81)	(24)	(29)

Total derivative fair value	$165	$17	$(82)	$(24)	$76

(A)	The noncurrent portions of derivative liabilities are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

Aluminum

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise from firm commitments to sell aluminum in future periods at fixed prices, the forecasted output of our smelter operation in South America and the forecasted metal price lag associated with sales of aluminum in future periods at prices based on the LME.

We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. Such exposures do not extend beyond two years in length. We recognized losses on changes in fair value of derivative contracts of $11 million and losses on changes in the fair value of designated hedged items of $11 million in sales revenue for the six months ended September 30, 2011. We had 29 kt and 25 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of September 30, 2011 and March 31, 2011, respectively. No aluminum forward contracts were designated as fair value hedges as of September 30, 2010.

We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed price. Such exposures do not extend beyond one year in length. We had 57 kt and 183 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of September 30, 2011 and March 31, 2011, respectively. No aluminum forward purchase contracts were designated as cash flow hedges as of September 30, 2010.

We identify and designate certain aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Price risk exposure arises due to fixed costs associated with our smelter operations in South America. Price risk exposure also arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Such exposures do not extend beyond one year in length. We had 61 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of September 30, 2011. No aluminum forward sales contracts were designated as cash flow hedges as of March 31, 2011.

The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of September 30, 2011 and March 31, 2011, we had short positions of 130 kt and 146 kt, respectively, of outstanding aluminum contracts not designated as hedges. The average duration of undesignated contracts is less than four months. The following table summarizes our notional amount (in kt).

	September 30, 2011	March 31, 2011
Hedge Type
Purchase (Sale)
Cash flow purchases	57	183
Cash flow sales	(61)	—
Fair value	29	25
Not designated	(130)	(146)

Total	(105)	62

Foreign Currency

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.

We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $1 billion and $644 million of outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2011 and March 31, 2011, respectively.

We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $52 million of outstanding foreign currency forwards designated as net investment hedges as of September 30, 2011. We had no contracts designated as net investment hedges as of March 31, 2011. We recorded gains of $3 million and $18 million in OCI for the six months ended September 30, 2011 and 2010 respectively.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

As of September 30, 2011 and March 31, 2011, we had outstanding currency exchange contracts with a total notional amount of $1.8 billion and $1.6 billion, respectively, which were not designated as hedges.

Energy

We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1.3 million megawatt hours of notional remain outstanding as of September 30, 2011.

We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of September 30, 2011 and March 31, 2011, we had 6.9 million MMBTUs and 6.7 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Interest Rate

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt.

Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited. We ceased hedge accounting for these swaps and released all AOCI into earnings during the year ended March 31, 2011. No interest rate swaps were designated as cash flow hedges as of September 30, 2011 and March 31, 2011.

We had $220 million of outstanding interest rate swaps that were not designated as hedges as of September 30, 2011 and March 31, 2011.

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

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in “Other (income) expense, net” (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$53	$50	$81	$17
Balance sheet remeasurement currency exchange contracts	18	—	7	—
Other currency exchange contracts	4	(13)	13	11
Energy contracts	1	(5)	(3)	(4)
Interest Rate swaps	—	—	—	—

Gain (loss) recognized	76	32	98	24
Derivative Instruments Designated as Hedges
Cash flow hedges
Aluminum contracts (C)	(1)	—	(3)	—
Currency exchange contracts (A)	4	—	8	—
Electricity swap (B)	—	2	—	4
Fair Value hedges
Aluminum contracts	(9)	—	(11)	—
Fixed priced firm sales commitments (C)	9	—	11	—

Gain (loss) recognized	3	2	5	4

Total gain (loss) recognized	$79	$34	$103	$28

Realized gains (losses), net	$68	$33	$67	$74
Unrealized gains (losses) on balance sheet remeasurement currency exchange contracts, net	12	—	11	—
Unrealized gains (losses) on other derivative instruments, net	(1)	1	25	(46)

Total gain (loss) recognized	$79	$34	$103	$28

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

(A)	Amount represents excluded forward market premium/discount and hedging relationship ineffectiveness.

(B)	Amount represents ineffectiveness and amounts released to income from AOCI.

(C)	An immaterial amount of ineffectiveness exists in both cash flow and fair value hedging relationships involving aluminum derivatives.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). Within the next twelve months, we expect to reclassify $62 million of losses from “AOCI” to earnings.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
Derivatives in Cash Flow	2011	2010	2011	2010	2011	2010	2011	2010
Electricity swap (A)	$—	$(2)	$—	$8	$—	$—	$—	$—
Aluminum contracts	(23)	(1)	(49)	(1)	(1)	—	(3)	—
Currency exchange contracts	(87)	6	(54)	6	4	—	8	—

Total	$(110)	$3	$(103)	$13	$3	$—	$5	$—

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Derivatives in Cash Flow	2011	2010	2011	2010
Electricity swap (A)	$(1)	$2	$(3)	$3	Other (income) expense, net
Aluminum contracts	7	—	26	—	Cost of goods sold
Currency exchange contracts	6	—	9	—	Cost of goods sold and SG&A
Currency exchange contracts	(1)	—	(1)	—	Other (income) expense, net and Interest Expense

Total	$11	$2	$31	$3

(A)	AOCI related to de-designated electricity swap is amortized to income over the remaining term of the hedged item.

11.	FAIR VALUE MEASUREMENTS

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

As of September 30, 2011 and March 31, 2011, we did not have any Level 1 financial instruments.

The following tables present our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2011 and March 31, 2011 (in millions).

	September 30, 2011		March 31, 2011
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$123	$(113)	$111	$(48)
Currency exchange contracts	59	(59)	70	(21)
Energy swaps	—	—	—	—
Energy contracts	—	(4)	—	(3)
Interest rate swaps	—	(2)	—	(4)

Total Level 2 Instruments	182	(178)	181	(76)

Level 3 Instruments
Aluminum contracts	—	—	1	(1)
Electricity swap	—	(28)	—	(29)

Total Level 3 Instruments	—	(28)	1	(30)

Total	$182	$(206)	$182	$(106)

We recognized unrealized losses of $1 million for the six months ended September 30, 2011 related to Level 3 financial instruments that were still held as of September 30, 2011. These unrealized losses are included in “Other (income) expense, net.”

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Electricity Swap
Balance as of March 31, 2011	$(29)
Realized/unrealized gain included in earnings(A)	4
Settlements	(3)

Balance as of September 30, 2011	$(28)

(A)	Included in “Other (income) expense, net.”

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

	September 30, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$17	$17	$19	$19
Liabilities
Total debt — third parties (excluding short term borrowings)	4,083	4,111	4,086	4,370

12.	OTHER (INCOME) EXPENSE, NET

“Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Foreign currency remeasurement (gains) losses, net (A)	$(1)	$(22)	$9	$(1)
(Gain) loss on change in fair value of other unrealized derivative instruments, net	1	(1)	(25)	46
(Gain) loss on change in fair value of other realized derivative instruments, net	(62)	(33)	(71)	(74)
(Gain) loss on sale of assets, net	1	—	2	(13)
(Gain) on litigation settlement in Brazil (B)	(8)	—	(8)	—
Loss on Brazilian tax litigation, net	5	2	7	4
Other, net	1	2	2	(1)

Other (income) expense, net	$(63)	$(52)	$(84)	$(39)

(A)	Includes “Gain recognized on balance sheet remeasurement currency exchange contracts, net.”
(B)	We received and recognized a gain of $8 million during the three months ended September 30, 2011 as settlement related to a lawsuit we filed against a Brazilian vendor.

13.	INCOME TAXES

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$126	$132	$264	$209

Canadian statutory tax rate	27%	29%	27%	29%

Provision at the Canadian statutory rate	34	38	71	61
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(12)	2	(13)	—
Exchange remeasurement of deferred income taxes	(39)	13	(29)	11
Change in valuation allowances	18	12	39	15
Expense (income) items not subject to tax	1	3	3	2
Dividends not subject to tax	(16)		(31)	—
Enacted tax rate changes	3	—	3	—
Tax rate differences on foreign earnings	4	(9)	8	(14)
Uncertain tax positions, net	—	(4)	1	(3)
Other — net	—	1	—	(1)

Income tax (benefit) provision	$(7)	$56	$52	$71

Effective tax rate	(6)%	42%	20%	34%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

As of September 30, 2011, we had a net deferred tax liability of $453 million. This amount includes gross deferred tax assets of approximately $700 million and a valuation allowance of $278 million.

Tax authorities are currently examining certain of our tax filings for fiscal years 2004 through 2009. As a result of the settlement of audits, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months. Additionally, certain examination findings could address issues which impact multiple tax jurisdictions. Depending on the proposed resolution of these issues in one jurisdiction, we may seek competent authority from the offsetting tax jurisdiction(s), and record an offsetting deferred tax asset in that jurisdiction. As a result, there is a reasonable possibility that we will have a net decrease in unrecognized tax benefits, including interest and penalties, of approximately $25 million to $32 million within the next 12 months.

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

Legal Proceedings

Coca-Cola Lawsuit. On July 8, 2010, a Georgia state court granted Novelis Corporation’s motion for summary judgment, effectively dismissing a lawsuit brought by Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS) against Novelis Corporation. In the lawsuit, which was filed on February 15, 2007, CCBSS alleged that Novelis Corporation breached the “most favored nations” provision regarding certain pricing matters under an aluminum can stock supply agreement between the parties, and sought monetary damages and other relief. We and CCBSS separately appealed portions of the trial court’s summary judgment rulings, and on July 7, 2011, the Georgia Appeals Court issued a decision affirming in part and reversing in part the trial court’s summary judgment rulings. The Georgia Supreme Court has declined to hear any further appeals of the Georgia Appeals Court decision, and we expect the case to be remanded to the trial court for further proceedings consistent with the Georgia Appeals Court decision. We have concluded that a loss from the litigation is not probable and therefore have not recorded an accrual. In addition, we do not believe there is a reasonable possibility of a loss from the lawsuit.

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

We have established procedures for regularly evaluating environmental loss contingencies, including those arising from such environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we believe we have made reasonable estimates of the costs that are likely to be borne by us for these environmental loss contingencies. Accordingly, we have established reserves based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of September 30, 2011 will be approximately $47 million. Of this amount, $21 million is included in “Other long-term liabilities,” with the remaining $26 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet as of September 30, 2011. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters

As a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes, as of September 30, 2011 and March 31, 2011, we had cash deposits aggregating approximately $32 million and $50 million, respectively, with the Brazilian government. These deposits, which are included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.

In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions. In most cases we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. We have established reserves for these settlements ranging from less than $1 million to $130 million as of September 30, 2011. In total, the reserves approximate $160 million and $179 million as of September 30, 2011 and March 31, 2011, respectively. As of September 30, 2011, $12 million and $148 million of reserves are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2011, $5 million and $174 million reserves are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $7 million and $4 million as “Loss on Brazilian tax litigation, net” which is reported in “Other (income) expense, net” for the six months ended September 30, 2011 and 2010, respectively.

On October 14, 2011, we received a response from a formal consultation we had initiated with the Brazilian tax authorities in 2005 related to charging Value Added Tax (VAT) on certain specific commercial arrangements. As a result of the response, we have a reasonably possible liability to pay VAT to the fiscal authorities in Brazil. If that liability were to materialize, we believe we would have the legal right to recover that liability by billing the same amount of VAT to our customers, which would result in no effect in our statement of operations, and no net effect on our statement of cash flows other than the timing of the payment to the fiscal authorities and receipt from our customers of the VAT. The estimated range of VAT that may be subject to the response from the tax authorities is zero to $80 million.

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

We have guaranteed the indebtedness for a credit facility and loan on behalf of Norf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million Euros. As of September 30, 2011, our guarantee was $1 million.

15.	SEGMENT, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION

Segment Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on Segment income. Segment income provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency derivatives on our foreign currency balance sheet exposures, which are included in segment income; (e) “impairment of goodwill”; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The tables below show selected segment financial information (in millions).

Selected Segment Financial Information

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
Total Assets	North America	Europe	Asia	South America	Other and Eliminations	Total
September 30, 2011	$2,636	$2,980	$ 974	$1,447	$(30)	$8,007
March 31, 2011	$2,683	$3,170	$1,015	$1,481	$(53)	$8,296

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
Selected Operating Results Three Months Ended September 30, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,077	$1,032	$474	$303	$ (6)	$2,880
Depreciation and amortization	33	31	14	13	(10)	81
Capital expenditures	27	20	29	30	1	107

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
Selected Operating Results Three Months Ended September 30, 2010	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$965	$874	$413	$278	$ (6)	$2,524
Depreciation and amortization	41	36	14	23	(10)	104
Capital expenditures	10	10	7	16	5	48

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
Selected Operating Results Six Months Ended September 30, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$2,234	$2,112	$1,034	$621	$ (8)	$5,993
Depreciation and amortization	68	67	28	27	(20)	170
Capital expenditures	46	34	38	58	(2)	174

	$0,000	$0,000	$0,000	$0,000	$0,000	$0,000
Selected Operating Results Six Months Ended September 30, 2010	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,924	$1,716	$870	$555	$ (8)	$5,057
Depreciation and amortization	83	69	29	46	(20)	207
Capital expenditures	17	18	13	21	2	71

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
North America	$116	$106	$230	$201
Europe	92	89	189	170
Asia	49	62	106	103
South America	44	34	82	80
Depreciation and amortization	(81)	(104)	(170)	(207)
Interest expense and amortization of debt issuance costs	(77)	(40)	(154)	(79)
Interest income	4	3	8	6
Adjustment to eliminate proportional consolidation	(12)	(12)	(25)	(22)
Restructuring charges, net	(11)	(9)	(30)	(15)
Other income, net	(1)	—	23	(34)

Income before income taxes	123	129	259	203
Income tax (benefit) provision	(7)	56	52	71

Net income	130	73	207	132
Net income attributable to noncontrolling interests	10	11	25	20

Net income attributable to our common shareholder	$120	$62	$182	$112

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

Information about Major Customers and Primary Supplier

The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Rexam	13%	20%	13%	18%
Affiliates of Ball Corporation	8%	8%	10%	7%
Anheuser-Busch	8%	9%	9%	11%

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Purchases from Rio Tinto Alcan as a percentage of total	32%	32%	31%	33%

16. SUPPLEMENTAL INFORMATION

“Accumulated other comprehensive income,” net of tax, consists of the following (in millions).

	September 30, 2011	March 31, 2011
Currency translation adjustment	$21	$102
Fair value of effective portion of cash flow hedges	(65)	22
Pension and other benefits	(65)	(67)

Accumulated other comprehensive (loss) income	$(109)	$57

Supplemental cash flow information (in millions):

	Six Months Ended September 30,
	2011	2010
Interest paid	$145	$70
Income taxes paid	$ 49	$36

17.	SUPPLEMENTAL GUARANTOR INFORMATION

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

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Three Months September 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$310	$2,360	$858	$(648)	$2,880

Cost of goods sold (exclusive of depreciation and amortization)	298	2,103	796	(648)	2,549
Selling, general and administrative expenses	(10)	82	19	—	91
Depreciation and amortization	—	60	21	—	81
Research and development expenses	9	3	—	—	12
Interest expense and amortization of debt issuance costs	77	15	1	(16)	77
Interest income	(15)	(4)	(1)	16	(4)
Restructuring charges, net	2	7	2	—	11
Equity in net (income) loss of non-consolidated affiliates	(174)	3	—	174	3
Other (income) expense, net	1	(51)	(13)	—	(63)

	188	2,218	825	(474)	2,757

Income (loss) before income taxes	122	142	33	(174)	123
Income tax provision (benefit)	2	(18)	9	—	(7)

Net income (loss)	120	160	24	(174)	130
Net income attributable to noncontrolling interests	—	—	10	—	10

Net income (loss) attributable to our common shareholder	$120	$160	$14	$(174)	$120

	Three Months Ended September 30, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$261	$2,067	$698	$(502)	$2,524

Cost of goods sold (exclusive of depreciation and amortization)	250	1,809	631	(502)	2,188
Selling, general and administrative expenses	23	60	14	—	97
Depreciation and amortization	1	80	23	—	104
Research and development expenses	7	2	—	—	9
Interest expense and amortization of debt issuance costs	29	25	1	(15)	40
Interest income	(15)	(2)	(1)	15	(3)
Restructuring charges, net	5	4	—	—	9
Equity in net (income) loss of non-consolidated affiliates	(97)	3	—	97	3
Other (income) expense, net	(4)	(33)	(15)	—	(52)

	199	1,948	653	(405)	2,395

Income (loss) before taxes	62	119	45	(97)	129
Income tax provision	—	48	8	—	56

Net income (loss)	62	71	37	(97)	73
Net income attributable to noncontrolling interests	—	—	11	—	11

Net income attributable to our common shareholder	$62	$71	$26	$(97)	$62

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Six Months September 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$615	$4,841	$1,881	$(1,344)	$5,993

Cost of goods sold (exclusive of depreciation and amortization)	592	4,273	1,736	(1,344)	5,257
Selling, general and administrative expenses	3	149	34	—	186
Depreciation and amortization	—	126	44	—	170
Research and development expenses	17	6	1	—	24
Interest expense and amortization of debt issuance costs	154	29	2	(31)	154
Interest income	(30)	(8)	(1)	31	(8)
Restructuring charges, net	2	25	3	—	30
Equity in net (income) loss of non-consolidated affiliates	(300)	5	—	300	5
Other (income) expense, net	(7)	(57)	(20)	—	(84)

	431	4,548	1,799	(1,044)	5,734

Income (loss) before income taxes	184	293	82	(300)	259
Income tax provision (benefit)	2	28	22	—	52

Net income (loss)	182	265	60	(300)	207
Net income attributable to noncontrolling interests	—	—	25	—	25

Net income (loss) attributable to our common shareholder	$182	$265	$35	$(300)	$182

	Six Months Ended September 30, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$521	$4,099	$1,447	$(1,010)	$5,057

Cost of goods sold (exclusive of depreciation and amortization)	492	3,613	1,301	(1,010)	4,396
Selling, general and administrative expenses	20	129	29	—	178
Depreciation and amortization	3	157	47	—	207
Research and development expenses	13	5	—	—	18
Interest expense and amortization of debt issuance costs	58	48	2	(29)	79
Interest income	(29)	(5)	(1)	29	(6)
Restructuring charges, net	5	9	1	—	15
Equity in net (income) loss of non-consolidated affiliates	(144)	6	—	144	6
Other (income) expense, net	(7)	(33)	1	—	(39)

	411	3,929	1,380	(866)	4,854

Income before income taxes	110	170	67	(144)	203
Income tax (benefit) provision	(2)	61	12	—	71

Net income	112	109	55	(144)	132
Net income attributable to noncontrolling interests	—	—	20	—	20

Net income attributable to our common shareholder	$112	$109	$35	$(144)	$112

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

	September 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$212	$73	$—	$286
Accounts receivable, net of allowances
— third parties	44	926	443	2	1,415
— related parties	704	346	89	(1,103)	36
Inventories	67	860	331	—	1,258
Prepaid expenses and other current assets	3	53	17	—	73
Fair value of derivative instruments	8	130	49	(12)	175
Deferred income tax assets	—	7	2	—	9

Total current assets	827	2,534	1,004	(1,113)	3,252
Property, plant and equipment, net	149	1,886	493	—	2,528
Goodwill	(2)	601	12	—	611
Intangible assets, net	4	664	3	—	671
Investments in and advances to non-consolidated affiliates	1,344	704	—	(1,344)	704
Fair value of derivative instruments, net of current portion	3	2	2	—	7
Deferred income tax assets	—	38	14	—	52
Other long-term assets	2,655	161	50	(2,684)	182

Total assets	$4,980	$6,590	$1,578	$(5,141)	$8,007

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$15	$5	$—	$—	$20
Short-term borrowings
— third parties	54	—	9	—	63
— related parties	9	362	31	(402)	—
Accounts payable
— third parties	70	651	390	—	1,111
— related parties	93	468	181	(697)	45
Fair value of derivative instruments	4	136	40	(12)	168
Accrued expenses and other current liabilities	111	295	99	(2)	503
Deferred income tax liabilities	—	42	—	—	42

Total current liabilities	356	1,959	750	(1,113)	1,952
Long-term debt, net of current portion
— third parties	4,015	48	—	—	4,063
— related parties	87	2,529	68	(2,684)	—
Deferred income tax liabilities	—	462	10	—	472
Accrued postretirement benefits	39	335	145	—	519
Other long-term liabilities	22	303	14	—	339

Total liabilities	4,519	5,636	987	(3,797)	7,345

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,830	—	—	—	1,830
Retained earnings (accumulated deficit)	(1,260)	1,073	467	(1,540)	(1,260)
Accumulated other comprehensive income (loss)	(109)	(119)	(77)	196	(109)

Total equity of our common shareholder	461	954	390	(1,344)	461
Noncontrolling interests	—	—	201	—	201

Total equity	461	954	591	(1,344)	662

Total liabilities and equity	$4,980	$6,590	$1,578	$(5.141)	$8,007

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

	As of March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$225	$85	$—	$311
Accounts receivable, net of allowances
— third parties	31	920	529	—	1,480
— related parties	640	319	89	(1,020)	28
Inventories	60	961	317	—	1,338
Prepaid expenses and other current assets	2	40	8	—	50
Fair value of derivative instruments	5	140	30	(10)	165
Deferred income tax assets	—	37	2	—	39

Total current assets	739	2,642	1,060	(1,030)	3,411
Property, plant and equipment, net	136	1,898	509	—	2,543
Goodwill	—	600	11	—	611
Intangible assets, net	5	699	3	—	707
Investments in and advances to non-consolidated affiliates	1,273	743	—	(1,273)	743
Fair value of derivative instruments, net of current portion	—	16	3	(2)	17
Deferred income tax assets	—	39	13	—	52
Other long-term assets	2,778	195	58	(2,819)	212

Total assets	$4,931	$6,832	$1,657	$(5,124)	$8,296

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$15	$5	$1	$—	$21
Short-term borrowings
— third parties	—	—	17	—	17
— related parties	22	334	20	(376)	—
Accounts payable
— third parties	73	812	493	—	1,378
— related parties	78	438	175	(641)	50
Fair value of derivative instruments	4	73	17	(12)	82
Accrued expenses and other current liabilities	119	332	119	(2)	568
Deferred income tax liabilities	—	43	—	—	43

Total current liabilities	311	2,037	842	(1,031)	2,159
Long-term debt, net of current portion
— third parties	4,019	46	—	—	4,065
— related parties	97	2,644	77	(2,818)	—
Deferred income tax liabilities	—	542	10	—	552
Accrued postretirement benefits	40	344	142	—	526
Other long-term liabilities	19	336	6	(2)	359

	4,486	5,949	1,077	(3,851)	7,661

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,830	—	—	—	1,830
Retained earnings (accumulated deficit)	(1,442)	892	434	(1,326)	(1,442)
Accumulated other comprehensive income (loss)	57	(9)	(44)	53	57

Total equity of our common shareholder	445	883	390	(1,273)	445
Noncontrolling interests	—	—	190	—	190

Total equity	445	883	580	(1,273)	635

Total liabilities and equity	$4,931	$6,832	$1,657	$(5,124)	$8,296

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Six Months Ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(7)	$102	$36	$(75)	$56

INVESTING ACTIVITIES
Capital expenditures	(17)	(109)	(48)	—	(174)
Proceeds from sales of assets	—	1	—	—	1
Proceeds from investment in and advances to non-consolidated affiliates, net	—	1	—	—	1
(Outflow) proceeds from related party loans receivable, net	—	(4)	—	—	(4)
(Outflow) proceeds from settlement of undesignated derivative instruments, net	1	51	5	—	57

Net cash (used in) provided by investing activities	(16)	(60)	(43)	—	(119)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	6	—	—	6
— related parties	—	—	—	—	—
Principal payments
— third parties	(8)	(3)	—	—	(11)
— related parties	(10)	(4)	(10)	24	—
Short-term borrowings, net
— third parties	54	1	(7)	—	48
— related parties	(13)	(50)	12	51	—
Dividends — noncontrolling interests	—	—	(1)	—	(1)

Net cash provided by (used in) financing activities	23	(50)	(6)	75	42

Net increase (decrease) in cash and cash equivalents	—	(8)	(13)	—	(21)
Effect of exchange rate changes on cash balances held in foreign currencies	—	(5)	1	—	(4)
Cash and cash equivalents — beginning of period	1	225	85	—	311

Cash and cash equivalents — end of period	$1	$212	$73	$—	$286

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Six Months Ended September 30, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$5	$133	$(14)	$—	$124

INVESTING ACTIVITIES
Capital expenditures	(14)	(41)	(16)	—	(71)
Proceeds from sales of assets	—	17	1	—	18
Proceeds from loans receivable, net — related parties	—	11	—	—	11
Net proceeds from settlement of derivative instruments	(5)	64	8	—	67

Net cash provided by (used in) investing activities	(19)	51	(7)	—	25

FINANCING ACTIVITIES
Principal payments
— third parties	(2)	(6)	—	—	(8)
— related parties	—	8	(11)	3	—
Short-term borrowings, net
— third parties	—	(57)	7	—	(50)
— related parties	1	3	(1)	(3)	—
Dividends — noncontrolling interests	—	—	(18)	—	(18)

Net cash provided by (used in) financing activities	(1)	(52)	(23)	—	(76)

Net increase (decrease) in cash and cash equivalents	(15)	132	(44)	—	73
Effect of exchange rate changes on cash balances held in foreign currencies	—	(1)	3	—	2
Cash and cash equivalents — beginning of period	22	266	149	—	437

Cash and cash equivalents — end of period	$7	$397	$108	$—	$512

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

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, electronics, construction and industrial, and foil products markets. As of September 30, 2011, we had operations in eleven countries on four continents: 29 operating plants including three stand-alone recycling facilities, and seven research and development facilities. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

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

HIGHLIGHTS

We experienced another strong quarter for the second quarter of fiscal 2012. Our focus on the fundamentals of our business in our core markets of can, automotive and specialty products, our cost management efforts and our agility in reacting to changes in the market have driven strong performance by our business even in a period of economic uncertainty.

•	“Net sales” for the second quarter of fiscal 2012 were $2.9 billion, an increase of 14% compared to the $2.5 billion reported in the same period a year ago.

•

Shipments of flat rolled products totaled 720 kt for the second quarter of fiscal 2012, a decrease of 2% compared to shipments of 737 kt in the second quarter of the previous year, and a decrease of 6% from 767 kt in the first quarter of fiscal 2012.

•	We reported pre-tax income of $259 million for the six months ended September 30, 2011, as compared to pre-tax income of $203 million for the six months ended September 30, 2010.

•

Cash flow provided by operations of $56 million for the six months ended September 30, 2011 compares to cash flow provided by operations of $124 million for the six months ended September 30, 2010. Additionally, as expected, we spent $174 million on capital expenditures for the six months ended September 30, 2011 as compared to $71 million of capital expenditures for the same period of the prior year.

•	We reported continued strong liquidity of $993 million as of September 30, 2011 as compared to liquidity of $1.2 billion as of September 30, 2010.

BUSINESS AND INDUSTRY CLIMATE

Economic uncertainty, particularly in the United States and Europe, led to softer demand than expected. Additionally, we have experienced unseasonably cold and wet weather in some regions, which also reduced demand. Despite this softening of demand, we have experienced strong performance across our key products, particularly in can and automotive. We expect some continued destocking at our customers as a result of the economic uncertainty and flooding in Southeast Asia, but we still see strong demand in all our key product sectors across all our regions. We typically experience seasonally lower volumes in our third fiscal quarter and we have managed our on-hand inventory to the appropriate levels.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	March 31, 2011	June 30, 2011	September 30, 2011
Net sales	$2,533	$2,524	$2,560	$2,960	$10,577	$3,113	$2,880
Percentage increase (decrease) in net sales versus comparable previous year period	29%	16%	21%	22%	22%	23%	14%
Rolled product shipments:
North America	278	285	262	280	1,105	288	274
Europe	232	227	208	240	907	237	227
Asia	146	134	148	152	580	152	131
South America	90	91	97	99	377	90	88

Total	746	737	715	771	2,969	767	720

Beverage and food cans	425	429	424	453	1,731	462	437
All other rolled products	321	308	291	318	1,238	305	283

Total	746	737	715	771	2,969	767	720

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	March 31, 2011	June 30, 2011	September 30, 2011
Percentage increase (decrease) in rolled products shipments versus comparable previous year period:

North America	9%	10%	8%	2%	7%	4%	(4)%
Europe	25%	12%	11%	6%	13%	2%	—%
Asia	12%	(4)%	10%	18%	9%	4%	(2)%
South America	11%	(2)%	15%	15%	10%	—%	(3)%

Total	15%	6%	10%	8%	10%	3%	(2)%

Beverage and food cans	7%	5%	14%	12%	10%	9%	2%
All other rolled products	26%	8%	5%	3%	10%	(5)%	(8)%

Total	15%	6%	10%	8%	10%	3%	(2)%

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

Increases or decreases in the average price of aluminum directly impact “net sales”, “cost of goods sold (exclusive of depreciation and amortization)” and working capital, albeit on a lag basis. These impacts are referred to as metal price lag. Metal price lag is caused by inventory and sales price exposure which we actively work to mitigate through our comprehensive risk management practices.

Metal price lag is attributable to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the shipment and pricing of that inventory to our customers. Specifically, a portion of our metal purchases are based on average prices for a period of time prior to the period at which we order the metal. Further, there is a period of time between when we place an order for metal, when we receive it and when we ship finished products to our customers. Additionally, a cost recognition delay occurs due to the flow of metal costs through moving average inventory cost values and cost of goods sold (exclusive of depreciation and amortization). The recognition of these timing differences in sales and metal costs vary based on contractual arrangements with customers and metal suppliers in each region.

We also have exposure to foreign currency risk associated with sales made in currencies that differ from those in which we are paying our conversion costs. For example, sales in Brazil are generally priced in US dollars, but the majority of our conversion costs are paid in Brazilian real. We discuss this foreign currency risk further below.

LME Aluminum Prices

The average (based on the simple average of the monthly averages) and closing prices based upon the LME for aluminum for the three and six months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2011	2010	Change	2011	2010	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,509	$1,924	30%	$2,600	2,288	14%
Average cash price during the period	$2,400	$2,090	15%	$2,502	2,093	20%
Closing cash price as of end of period	$2,207	$2,314	(5)%	$2,207	2,314	(5)%

Aluminum prices have declined approximately $300 per ton through the second fiscal quarter and have continued to decrease in the beginning of our third fiscal quarter. This resulted in $1 million of unrealized losses on undesignated metal derivatives and deferred unrealized losses of $23 million on designated metal hedges. The increase in the aluminum price during the second quarter of fiscal 2011 resulted in $25 million of unrealized gains on undesignated metal derivatives. Additionally, although average aluminum prices increased for six month period ended September 30, 2011 as compared to the same period in the prior year, prices actually decreased from the beginning of fiscal 2012 until September 30, 2011, and have continued to decrease in the beginning of the third quarter.

Metal Derivative Instruments

We use derivative instruments to preserve our conversion margin and manage the timing differences associated with metal price lag. We sell short-term LME aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the shipment and pricing of that inventory to our customers, referred to as metal price lag. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations on our inventory to synthetically ensure we sell metal for the same price at which we purchase metal.

Fixed Forward Price Commitments

For some select customers, we enter into fixed forward price commitments. This results in fixed forward price exposure in certain sales contracts that contain fixed metal prices for sales in future periods of time. The impact of fixed priced sales contracts is recognized in revenue during the period in which the sale occurs.

We eliminate any risk by purchasing LME aluminum forward contracts simultaneous with our sales contracts to customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuation attributable to the fixed forward price exposure and synthetically ensure we purchase metal for the same price at which we agree to sell metal.

The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery and revenue recognition under metal price lag and the related fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts income before income taxes and net income. Gains and losses on metal derivative contracts are not recognized in segment income until realized.

We settle derivative contracts in advance of billing and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 60 days.

Foreign Exchange

We operate a global business and conduct business in various currencies around the world. Fluctuations in foreign exchange rates impact our operating results. We recognize foreign exchange gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rate as of the end of each period and the average of the month-end exchange rates for the three and six months ended September 30, 2011 and 2010:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of		Three Months Ended		Six Months Ended
	September 30, 2011	March 31, 2011	September 30,		September 30,
			2011	2010	2011	2010
U.S. dollar per Euro	1.353	1.419	1.408	1.312	1.433	1.287
Brazilian real per U.S. dollar	1.854	1.627	1.666	1.737	1.619	1.761
South Korean won per U.S. dollar	1,180	1,107	1,108	1,173	1,089	1,174
Canadian dollar per U.S. dollar	1.043	0.971	0.992	1.043	0.977	1.043

During the second quarter of fiscal 2012, the U.S. dollar strengthened as compared to the local currency in all our other regions. In Europe and Asia, the strengthening of the U.S. dollar resulted in foreign exchange losses as these operations are recorded in local currency. In Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and local currency operating costs, we incurred foreign exchange gains. We incurred a foreign exchange loss in North America because of the effect of the strengthening dollar as compared to the Euro on the foreign currency remeasurement on a Euro-denominated intercompany loan to Europe.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures. The strengthening dollar during the second quarter of fiscal 2012 resulted in $11 million of unrealized gains on undesignated foreign currency derivatives and deferred unrealized losses of $91 million on designated foreign currency hedges. The weakening of the dollar during the second quarter of fiscal 2011 resulted in $20 million of unrealized losses on undesignated foreign currency derivatives.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

We are reporting strong operational performance across all our regions during the second quarter of fiscal 2012 despite some economic uncertainty in the United States and Europe and unseasonably cool and wet weather across several of our regions which negatively affected volumes. “Net sales” for the three months ended September 30, 2011 increased 14% as compared to the three months ended September 30, 2010, primarily as a result of a 15% increase in average aluminum prices and improved conversion premiums as a result of our focus on our premium product portfolio.

“Cost of goods sold (exclusive of depreciation and amortization)” increased $361 million, or 16%, which reflects the higher average aluminum prices and increased input cost pressures, partially offset by our ongoing cost management efforts.

“Income before income taxes” for the second quarter of fiscal 2012 was $123 million, a decrease of $6 million, or 5%, compared to the $129 million reported in the second quarter of fiscal 2011. The following items affected “Income before income taxes:”

•

$81 million of “Depreciation and amortization” for the second quarter of fiscal 2012 as compared to $104 million for the second quarter of fiscal 2011 as a result of groups of our fixed assets reaching their fully depreciated balances since our purchase by Hindalco and reduced depreciation as a result of certain facility shut-downs over the past several years

•

$77 million of “Interest expense and amortization of debt issuance costs” for the second quarter of fiscal 2012 as compared to $40 million for the second quarter of fiscal 2011 as a result of our higher debt balances and amortization of debt issuance costs from our refinancing in the third quarter of fiscal 2011

•	foreign currency remeasurement gains, net of related derivatives, of $1 million for the second quarter of fiscal 2012 as compared to gains of $22 million in the same period in the prior year

•

gains of $61 million for the second quarter of fiscal 2012 comprised of ineffectiveness of designated derivatives and changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $34 million of gains for the second quarter of fiscal 2011.

We reported “Net income attributable to our common shareholder” of $120 million for the second quarter of fiscal 2012 as compared to $62 million for the second quarter of fiscal 2011, primarily as a result of the factors discussed above. We also recorded an “Income tax provision (benefit)” of $(7) million for the second quarter of fiscal 2012 as compared to $56 million in the same period of the prior year primarily as a result of the foreign currency remeasurement of our deferred tax asset balances in Brazil.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America. We are at or near capacity in all regions as we continue to look for ways to debottleneck our operations and optimize our product portfolio and footprint.

We measure the profitability and financial performance of our operating segments based on “Segment income”. “Segment income” provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency derivatives on our foreign currency balance sheet exposures, which are included in segment income; (e) “impairment of goodwill”; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of total “Segment income.”

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results Three Months Ended September 30, 2011	North America	Europe	Asia	South America	Eliminations	Total
Net sales	$1,077	$1,032	$474	$303	$(6)	$2,880
Shipments
Rolled products	274	227	131	88	—	720
Ingot products	4	31	—	10	—	45

Total shipments	278	258	131	98	—	765

Selected Operating Results Three Months Ended September 30, 2010	North America	Europe	Asia	South America	Eliminations	Total
Net sales	$965	$874	$413	$278	$(6)	$2,524
Shipments
Rolled products	285	227	134	91	—	737
Ingot products	3	17	—	10	—	30

Total shipments	288	244	134	101	—	767

The following table reconciles changes in “Segment income” for the three months ended September 30, 2010 to three months ended September 30, 2011 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency derivatives which hedge our foreign currency balance sheet exposure.

Changes in Segment income	North America	Europe	Asia	South America	Total
Segment income — three months ended September 30, 2010	$106	$89	$62	$34	$291
Volume	(10)	—	(2)	(2)	(14)
Conversion premium and product mix	11	18	13	11	53
Conversion costs(A)	10	(5)	(10)	(17)	(22)
Metal price lag	2	(11)	1	4	(4)
Foreign exchange	(9)	(4)	(15)	16	(12)
Primary metal production	—	—	—	1	1
Other changes(B)	6	5	—	(3)	8

Segment income — three months ended September 30, 2011	$116	$92	$49	$44	$301

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other metal costs. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions. Significant fluctuations in these items are discussed below.

North America

As of September 30, 2011, our North American operations manufactured aluminum sheet and light gauge products through 11 operating plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications and other industrial applications. Our $200 million expansion project at our Oswego, NY facility has broken ground and is on schedule and budget.

“Net sales” for the second quarter of fiscal 2012 were up $112 million, or 12%, as compared to the second quarter of fiscal 2011 reflecting higher average aluminum prices and improved conversion premiums, offset by a decrease in volumes of flat rolled products shipped. Lower volumes in can and industrial products were partially offset by slightly higher volumes in automotive.

Segment income for the second quarter of fiscal 2012 was $116 million, up $10 million as compared to the prior year period. The negative effects of volume changes were offset by improved conversion premiums. Conversion costs were positively impacted by the benefit of using more scrap, particularly used beverage cans (UBC). Other changes include lower research and development costs and lower general and administrative costs.

Europe

As of September 30, 2011, our European segment provided European markets with value-added sheet and light gauge products through 12 operating plants, including one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products. During the first quarter of fiscal 2012, we announced that we are investing to increase our recycling capacity at two of our aluminum rolled products facilities in Europe. The recycling furnace at one of the capital expansion projects has been started, one month ahead of plan.

Both our can and automotive business increased volumes of shipments as compared to the same period of the prior year. Other markets such as industrial products and light gauge experience softening demand due to economic uncertainty in Europe. Flat rolled product shipments and “Net sales” in the second quarter of fiscal 2012 were flat and 18% higher, respectively, as compared to the second quarter of fiscal 2011, which reflects higher average aluminum prices, improved conversion premiums as a result of our product mix and higher volumes of other non-FRP metal sales.

Segment income for the second quarter of fiscal 2012 was $92 million, up $3 million compared to the same period of the prior year. Improved conversion premiums mentioned above were offset by negative effects of changes in metal price lag and foreign currency rates as compared to the U.S. dollar. Negative effects of higher contractor costs and higher price of scrap and UBCs contributed to the negative effect of conversion costs. Other changes include lower research and development costs and lower general and administrative costs, partially offset by the negative impact from fixed forward price sales contracts compared to the same period of the prior year.

Asia

As of September 30, 2011, Asia operated three operating plants with production balanced between beverage and food can, specialty (including electronics) and foil end-use applications. Our $400 million expansion of our rolling and recycling capacity in Asia is on schedule and budget.

Demand remained strong in the can market despite unseasonably cold and wet weather, although high customer inventories will inevitably lead to negative effects on sales in the third quarter. We saw continued softness in the electronics business as a result of economic uncertainty in the U.S. and Europe, but we believe this is a short-term trend and continue to believe in the long-term growth prospects of the electronics end market. Overall, shipments of flat rolled products in the second quarter of fiscal 2012 decreased 2% as compared to a year ago, although the prior year period was affected by a strike at one of our Korean locations which resulted in approximately 10 kt of lost shipments in the period. “Net sales” for the second quarter of fiscal 2012 were up $61 million, or 15%, as compared to the second quarter of fiscal 2011 reflecting higher average aluminum prices and improved conversion premiums.

Segment income of $49 million in the second quarter of fiscal 2012 compared unfavorably to $62 million for the second quarter of fiscal 2011. The higher conversion margins noted above were more than offset by higher labor, fuel and electricity costs, higher volumes of coatings used, higher effects of melt loss and the negative impact of foreign currency exchange rates.

South America

Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included 3 operating plants in Brazil, including one smelter, power generation facilities and bauxite mines as of September 30, 2011. Our previously announced $300 million expansion of our Pinda facility in Brazil is expected to come online in mid-fiscal 2013 and is on budget.

Total shipments were 3% lower as compared to the prior year period, with rolled products shipments comprising the entire decrease due to unseasonably cold and wet weather and destocking at some of our customers which resulted in lower customer demand than expected. Can sales appeared to be recovering at the end of the quarter. “Net sales” increased 9% as compared to the prior year period as a result of higher average aluminum prices and improved conversion premiums.

Segment income for South America was higher by $10 million as compared to the prior year period. Improved conversion premiums and the positive effects of changes in foreign currency exchange rates were partially offset by higher UBC prices and lower UBC usage, higher costs for alloys and hardeners, higher metal premium costs and higher melt loss cost as a result of the higher average aluminum prices. Other changes include higher general and administrative costs.

Reconciliation of segment results to “Net income”

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives, except for derivatives to manage our foreign currency balance sheet exposure, are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended September 30, 2011 and 2010 (in millions).

	Three Months Ended September 30,
	2011	2010
North America	$116	$106
Europe	92	89
Asia	49	62
South America	44	34

Total Segment income	301	291
Depreciation and amortization	(81)	(104)
Interest expense and amortization of debt issuance costs	(77)	(40)
Interest income	4	3
Adjustment to eliminate proportional consolidation	(12)	(12)
Restructuring charges, net	(11)	(9)
Other income, net	(1)	—

Income before income taxes	123	129
Income tax (benefit) provision	(7)	56

Net income	130	73
Net income attributable to noncontrolling interests	10	11

Net income attributable to our common shareholder	$120	$62

“Depreciation and amortization” decreased $23 million primarily as a result of facilities that have been shut-down and are no longer being depreciated, as well as assets which became fully depreciated as they reached the end of the useful lives assigned at the time of the purchase of Novelis by Hindalco.

“Interest expense and amortization of debt issuance costs” increased by $37 million primarily due to higher average debt balances and higher capitalized debt issuance costs as a result of refinancing our debt in the third quarter of fiscal 2011.

“Adjustment to eliminate proportional consolidation” typically relates primarily to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “income tax provision.”

“Restructuring charges, net” in the second quarter of fiscal 2012 primarily related to severance for restructuring of our general and administrative functions in Europe, ongoing site maintenance costs at our previously announced facility in Bridgnorth in Europe, severance costs related to the move of our research and development facility to Kennesaw in the United States, and additional costs related to the previously announced shutdown of our Aratu facility in South America. See Note 2 — Restructuring Programs.

For the three months ended September 30, 2011, we recorded a $7 million “income tax benefit” on our pre-tax income before our equity in net income of non-consolidated affiliates of $126 million, which represented an effective tax rate of (6)%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) a $12 million benefit for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $39 million benefit for exchange remeasurement of deferred income taxes, (3) an $18 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $16 million benefit from non-taxable dividends, and (5) a $4 million expense from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

For the three months ended September 30, 2010, we recorded a $56 million “income tax provision” on our pre-tax income of $132 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 42%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) a $2 million expense for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $13 million expense for exchange remeasurement of deferred income taxes, (3) a $12 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, and (4) a $9 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2010

We had strong operating results across all our regions in our can and automotive markets over the past six months. Our positive momentum slowed in the second quarter, and we have begun to experience some short-term impacts from customer destocking. “Net sales” for the six months ended September 30, 2011 increased $936 million, or 19%, as compared to the six months ended September 30, 2010 primarily as a result of higher average aluminum prices and conversion premiums, volumes and mix of flat rolled products, and sales of scrap and primary aluminum, partially offset by the effects of the metal price lag.

“Cost of goods sold (exclusive of depreciation and amortization)” for the six months ended September 30, 2011 increased $861 million, or 20%, as compared to the six months ended September 30, 2010, which reflects the higher average aluminum prices and increased input cost pressures, partially offset by our ongoing cost management efforts.

“Income before income taxes” for the six months ended September 30, 2011 was $259 million, an increase of $56 million, or 28%, compared to the $203 million reported in the six months ended September 30, 2010. In addition to the positive effects from operations discussed above, the following items affected “Income before income taxes:”

•

$170 million of “Depreciation and amortization” for the six months ended September 30, 2011 as compared to $207 million for the same period in fiscal 2011 as a result of groups of our fixed assets reaching their fully depreciated balances since our purchase by Hindalco and reduced depreciation as a result of certain facility shut-downs over the past several years

•

$154 million of “Interest expense and amortization of debt issuance costs” for the six months ended September 30, 2011 as compared to $79 million for the six months ended September 30, 2010 as a result of our higher debt balances and amortization of debt issuance costs from refinancing our debt in the third quarter of fiscal 2011

•

“Restructuring charges, net” of $30 million for the six months ended September 30, 2011 as compared to $15 million for the six months ended September 30, 2010. The charges during the six month period of the current fiscal year are comprised of $13 million of severance costs, asset impairments and ongoing site maintenance costs related to restructuring actions initiated in the current period, $10 million of asset impairments related to restructuring actions initiated in prior periods and $7 million of other costs

•

“Other (income) expense, net” of $(84) million for the six months ended September 30, 2011 compares to $(39) million for the same period in the prior year. The increase in income is primarily attributable to $25 million of unrealized gains on undesignated derivatives other than derivatives to manage our foreign currency balance sheet exposure as compared to $46 million of losses for the same items in the prior period, partially offset by a $9 million foreign currency remeasurement loss, net of related derivatives as compared to $1 million gain in the prior period and a loss on sale of assets of $2 million in the current period as compared to a gain of $13 million in the prior period.

We reported “Net income attributable to our common shareholder” of $182 million for the six months ended September 30, 2011 as compared to $112 million for the six months ended September 30, 2010, primarily as a result of the factors discussed above. We also recorded an “Income tax (benefit) provision” of $52 million for the six months ended September 30, 2011 as compared to $71 million in the same period of the prior year.

Segment Review

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

	$0,00	$0,00	$0,00	$0,00	$0,00	$0,00
Selected Operating Results Six Months Ended September 30, 2011	North America	Europe	Asia	South America	Eliminations	Total
Net sales	$2,234	$2,112	$1,034	$621	$(8)	$5,993
Shipments
Rolled products	562	465	284	178	—	1,489
Ingot products	8	46	—	20	—	74

Total shipments	570	511	284	198	—	1,563

	$0,00	$0,00	$0,00	$0,00	$0,00	$0,00
Selected Operating Results Six Months Ended September 30, 2010	North America	Europe	Asia	South America	Eliminations	Total
Net sales	$1,924	$1,716	$870	$555	$(8)	$5,057
Shipments
Rolled products	563	459	280	181	—	1,483
Ingot products	8	34	1	20	—	63

Total shipments	571	493	281	201	—	1,546

The following table reconciles changes in Segment income for the six months ended September 30, 2010 to six months ended September 30, 2011 (in millions):

Changes in Segment income	North America	Europe	Asia	South America	Total
Segment income — six months ended September 30, 2010	$201	$170	$103	$80	$554
Volume	—	4	—	(2)	2
Conversion premium and product mix	22	22	25	21	90
Conversion costs(A)	2	1	(20)	(22)	(39)
Metal price lag	16	(17)	(10)	3	(8)
Foreign exchange	(7)	8	4	10	15
Primary metal production	—	—	—	1	1
Other changes(B)	(4)	1	4	(9)	(8)

Segment income — six months ended September 30, 2011	$230	$189	$106	$82	$607

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).

(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

Our North American operations performed well in the first six months of fiscal 2012. Momentum in our can business slowed during the second quarter and overall shipments decreased by 1kt in the six months ended September 30, 2011. “Net sales” for the six months ended September 30, 2011 were up $310 million, or 16%, as compared to the six months ended September 30, 2010. This reflects higher average aluminum prices and improved conversion premiums as a result of focusing on our core premium products.

Segment income for the six months ended September 30, 2011 was $230 million, up $29 million as compared to the prior year period. This increase was driven primarily by improved conversion premiums and favorable changes in metal price lag, offset by negative effects of changes in foreign currency exchange rates. Other changes include higher research and development costs and lower general and administrative costs.

Europe

Our European operations had strong operating results in the can and automotive sectors despite economic uncertainty in Europe. This strong performance has offset the loss of volume from the sale of our confectionary business during March 2011. Flat rolled product shipments and “Net sales” are up 1% and 23%, respectively, as compared to the six months ended September 30, 2010, which reflects higher average aluminum prices, improved conversion premiums as a result of our product mix and higher volumes of other non-FRP metal sales.

Segment income for the six months ended September 30, 2011 was $189 million, up $19 million compared to the same period of the prior year. Improved conversion premiums and the positive effects of changes in foreign currency exchange rates was partially offset by negative effects of changes in metal price lag. Other changes include lower research and development costs and lower general and administrative costs, partially offset by the negative impact from fixed forward price sales contracts compared to the same period of the prior year.

Asia

During the six months ended September 30, 2011, the can market of our Asian business had strong operating results despite unseasonably cold and wet weather. We experienced continued softness in the electronics business as a result of economic uncertainty in the U.S. and Europe, but we believe this is a short-term trend and continue to believe in the long-term growth prospects of the electronics end market. Flat rolled product shipments were fairly stable as compared to the prior year period, although the prior year period was affected by a strike at one of our Korean locations which resulted in approximately 10 kt of lost shipments in the period. “Net sales” increased $164 million, or 19%, for the six months ended September 30, 2011 as compared to the same period in the prior year primarily as a result of higher average aluminum prices and improved conversion premiums.

Segment income for the six months ended September 30, 2011 was $106 million, up $3 million as compared to the prior year period due primarily to improved conversion premiums offset by negative changes in metal price lag and higher conversion costs such as higher labor, fuel and utility costs and negative effects of increased melt loss. Other changes reflect a positive impact from fixed forward price sales contracts.

South America

Total shipments for the six months ended September 30, 2011 decreased slightly as a result of unseasonably cold and wet weather and some destocking at certain of our customers. “Net sales” increased 12% as compared to the same period in fiscal 2011 primarily as a result of higher average aluminum prices and improved conversion premiums.

Segment income for the six months ended September 30, 2011 was $82 million, up $2 million as compared to the prior year period. Improved conversion premiums and the positive effects of changes in foreign currency exchange rates were partially offset by lower volumes, higher UBC prices and lower UBC usage, higher costs for alloys and hardeners and higher metal premium costs. Other changes include higher general and administrative costs.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives, except for derivatives used to manage our foreign currency balance sheet exposure, are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the six months ended September 30, 2011 and 2010 (in millions).

	Six Months Ended September 30,
	2011	2010
North America	$230	$201
Europe	189	170
Asia	106	103
South America	82	80

Total segment income	607	554
Depreciation and amortization	(170)	(207)
Interest expense and amortization of debt issuance costs	(154)	(79)
Interest income	8	6
Adjustment to eliminate proportional consolidation	(25)	(22)
Restructuring charges, net	(30)	(15)
Other costs, net	23	(34)

Income (loss) before income taxes	259	203
Income tax provision (benefit)	52	71

Net income (loss)	207	132
Net income attributable to noncontrolling interests	25	20

Net income (loss) attributable to our common shareholder	$182	$112

For the six months ended September 30, 2011, we recorded a $52 million “income tax provision” on our pre-tax income before our equity in net income of non-consolidated affiliates of $264 million, which represented an effective tax rate of 20%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) a $13 million benefit for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $29 million benefit for exchange remeasurement of deferred income taxes, (3) a $39 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $31 million benefit from non-taxable dividends, and (5) an $8 million expense from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.

As of September 30, 2011, we had available liquidity of $993 million, which reflects a 6% decrease from March 31, 2011 driven by higher capital expenditures and higher working capital needs. Available liquidity has increased $128 million since June 30, 2011. We expect continued strong liquidity throughout fiscal 2012 despite significant expected capital expenditures and higher interest payments.

Available Liquidity

Our estimated liquidity as of September 30, 2011 and March 31, 2011 is as follows (in millions):

	September 30, 2011	March 31, 2011
Cash and cash equivalents	$286	$311
Overdrafts	(8)	(17)
Availability under the ABL facility	715	767

Total estimated liquidity	$993	$1,061

The “cash and cash equivalents” balance above includes cash held in foreign countries in which we operate.

Free Cash Flow

We define “Free cash flow” (which is a non-GAAP measure) as: (a) “net cash provided by (used in) operating activities”, (b) “plus net cash provided by (used in) investing activities” and (c) less “net proceeds from sales of assets”. Management believes that “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow.” Our method of calculating “Free cash flow” may not be consistent with that of other companies.

The following table shows the “Free cash flow” for the six months ended September 30, 2011 and 2010, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Six Months Ended September 30,
	2011	2010	Change
Net cash provided by operating activities	$56	$124	$(68)
Net cash provided by (used in) investing activities	(119)	25	(144)
Less: Proceeds from sales of assets	(1)	(18)	17

Free cash flow	$(64)	$131	$(195)

Ending cash and cash equivalents	$286	$512	$(226)

“Free cash flow” decreased $195 million in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010. The changes in “Free cash flow” are described in greater detail below.

Operating Activities

Overall operating results were strong for the six months ended September 30, 2011, reflecting improvements in conversion premiums offset by higher conversion costs and $75 million of higher interest payments. However, contributing to lower cash flow from operations in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 was $75 million higher interest paid during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 as a result of higher interest rates on a larger underlying refinanced debt entered into in the third quarter of fiscal 2011 as well as the related change in timing of our semi-annual interest payments.

Investing Activities

The following table presents information regarding our “Net cash provided by (used in) investing activities” (in millions).

	Six Months Ended September 30,
	2011	2010	Change
Capital expenditures	$(174)	$(71)	$(103)
(Outflow) proceeds from settlement of other undesignated derivative instruments, net	57	67	(10)
Proceeds from sales of assets — third parties	1	18	(17)
Proceeds from investment in and advances to non-consolidated affiliates, net	1	—	1
(Outflow) proceeds from related parties loans receivable, net	(4)	11	(15)

Net cash (used in) provided by investing activities	$(119)	$25	$(144)

The majority of our capital expenditures for the six months ended September 30, 2011 have been for our three major expansion projects in Brazil, South Korea and North America. The majority of our capital expenditures in the first half of the prior year were for projects devoted to product quality, technology, productivity enhancement and debottlenecking. We expect to increase our capital expenditures during the remainder of fiscal 2012 as a result of our three major expansions. We expect that our total annual capital expenditures for fiscal 2012 will be between $550 and $600 million.

The settlement of undesignated derivative instruments resulted in an inflow of $57 million in the six months ended September 30, 2011 as compared to $67 million in cash inflow in the six months ended September 30, 2010. Based on forward curves for metal, foreign currencies, interest rates and energy as of September 30, 2011, we forecast approximately $37 million of cash inflows related to the settlement of derivative instruments in the third quarter.

The majority of proceeds from asset sales in the six months ended September 30, 2010 relate to asset sales in South America.

“Proceeds (outflow) from loans receivable, net”, during all periods are primarily comprised of additional loans made to our non-consolidated affiliate, Aluminium Norf GmbH (Norf), net of payments we received related to a previous loan due from Norf.

Financing Activities

The following table presents information regarding our “Net cash provided by (used in) financing activities” (in millions).

	Six Months Ended September 30,
	2011	2010	Change
Proceeds from issuance of debt, third parties	$6	$—	$6
Principal payments, third parties	(11)	(8)	(3)
Short-term borrowings (payments), net	48	(50)	98
Dividends, noncontrolling interest	(1)	(18)	17

Net cash provided by (used in) financing activities	$42	$(76)	$118

As of September 30, 2011, our short-term borrowings were $63 million consisting of $54 million of short-term loans under our senior secured credit facilities (ABL Facility), $8 million in bank overdrafts and $1 million of other short term borrowings. As of September 30, 2011, $19 million of the ABL Facility was utilized for letters of credit and we had $715 million in remaining availability under the ABL Facility. The weighted average interest rate on our total short-term borrowings was 4.04% and 2.43% as of September 30, 2011 and March 31, 2011, respectively.

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

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2011 and March 31, 2011, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. During the six months ended September 30, 2011, there were no significant changes to these obligations as reported in our Annual Report on Form 10-K for the year ended March 31, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the six months ended September 30, 2011, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2011.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2011 condensed consolidated balance sheet.

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

Sensitivities

We estimate that a 10% increase in LME aluminum prices would result in a $22 million pre-tax gain related to the change in fair value of our aluminum contracts as of September 30, 2011.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the three months ended September 30, 2011, natural gas and electricity represented approximately 88% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of September 30, 2011, we have a nominal amount of forward purchases outstanding related to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 51% of our total electricity requirements in that segment. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2011, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$—
Natural Gas	(10)%	(3)

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2011, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(43)
Euro	10%	(8)
Korean won	(10)%	(21)
Canadian dollar	(10)%	(5)
British pound	(10)%	—
Swiss franc	(10)%	(10)

Interest Rate Risks

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited which resulted in de-designation. The 2011 Term Loan Facility contains a floor feature of the higher of LIBOR or 100 basis points plus a spread ranging from 2.75% to 3.00%. As of September 30, 2011, this floor feature was in effect, changing our variable rate debt to fixed rate debt. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

Due to the floor feature of our 2011 Term Loan Facility mentioned above, a 10 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2011, would have no impact on our annual pre-tax income. To be above the 2011 Term Loan Facility floor feature, as of September 30, 2011, interest rates would have to increase by 63 basis points (bp). From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 6 — Debt for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2011, given a 100 bps negative shift in USD LIBOR ($ in millions).

	Change in Rate	Change in Fair Value
Interest Rate Contracts
North America	(100)bps	$(1.1)

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

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 8-K filed on November 10, 2010 (File No. 001-32312))
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
10.1*	Employment Agreement between Novelis do Brasil Ltda and Marco Antonio Palmieri dated August 8, 2011
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By	/s/ Robert P. Nelson
Robert P. Nelson
Vice President Finance — Controller
(Principal Accounting Officer)

Date: November 9, 2011

EXHIBIT INDEX

Exhibit
No.	Description
2.1

Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 8-K filed on November 10, 2010 (File No. 001-32312))
3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
10.1*	Employment Agreement between Novelis do Brasil Ltda and Marco Antonio Palmieri dated August 8, 2011
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.