Form 10-Q
period 2011-12-31
Novelis Inc.
filed 2012-02-08
CIK 1304280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-32312

Novelis Inc.

(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3560 Lenox Road, Suite 2000 Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

Telephone: (404) 760-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2012, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net sales	$2,462	$2,560	$8,455	$7,617

Cost of goods sold (exclusive of depreciation and amortization)	2,224	2,232	7,481	6,628
Selling, general and administrative expenses	95	94	281	272
Depreciation and amortization	79	100	249	307
Research and development expenses	10	9	34	27
Interest expense and amortization of debt issuance costs	74	46	228	125
Interest income	(3)	(4)	(11)	(10)
Loss on early extinguishment of debt	—	74	—	74
Restructuring charges, net	1	20	31	35
Equity in net loss of non-consolidated affiliates	4	5	9	11
Other (income) expense, net	(1)	(14)	(85)	(53)

	2,483	2,562	8,217	7,416

Income (loss) before income taxes	(21)	(2)	238	201
Income tax (benefit) provision	(10)	33	42	104

Net income (loss)	(11)	(35)	196	97
Net income attributable to noncontrolling interests	1	11	26	31

Net income (loss) attributable to our common shareholder	$(12)	$(46)	$170	$66

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In millions, except number of shares)

	December 31, 2011	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$436	$311
Accounts receivable, net
— third parties (net of allowances of $4 and $7 as of December 31, 2011 and March 31, 2011, respectively)	1,267	1,480
— related parties	35	28
Inventories	1,091	1,338
Prepaid expenses and other current assets	74	50
Fair value of derivative instruments	89	165
Deferred income tax assets	54	39

Total current assets	3,046	3,411
Property, plant and equipment, net	2,646	2,543
Goodwill	611	611
Intangible assets, net	648	707
Investment in and advances to non–consolidated affiliates	671	743
Fair value of derivative instruments, net of current portion	6	17
Deferred income tax assets	40	52
Other long–term assets
— third parties	167	193
— related parties	16	19

Total assets	$7,851	$8,296

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$22	$21
Short–term borrowings	227	17
Accounts payable
— third parties	992	1,378
— related parties	52	50
Fair value of derivative instruments	97	82
Accrued expenses and other current liabilities	466	568
Deferred income tax liabilities	30	43

Total current liabilities	1,886	2,159
Long–term debt, net of current portion	4,322	4,065
Deferred income tax liabilities	509	552
Accrued postretirement benefits	507	526
Other long–term liabilities	326	359

Total liabilities	7,550	7,661

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2011 and March 31, 2011	—	—
Additional paid–in capital	1,660	1,830
Accumulated deficit	(1,272)	(1,442)
Accumulated other comprehensive (loss) income	(121)	57

Total equity of our common shareholder	267	445
Noncontrolling interests	34	190

Total equity	301	635

Total liabilities and equity	$7,851	$8,296

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In millions)

	Nine Months Ended December 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$196	$97
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	249	307
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(67)	(58)
Loss on extinguishment of debt	—	74
Deferred income taxes	11	12
Write–off and amortization of fair value adjustments, net	20	8
Equity in net loss of non–consolidated affiliates	9	11
(Gain) loss on foreign exchange remeasurement of debt	16	—
(Gain) loss on sale of assets	1	(11)
Non-cash impairment charges	14	5
Amortization of debt issuance costs	12	6
Other, net	(9)	(8)
Changes in assets and liabilities:
Accounts receivable	152	(37)
Inventories	193	(220)
Accounts payable	(426)	22
Other current assets	(16)	(7)
Other current liabilities	(123)	21
Other noncurrent assets	14	(8)
Other noncurrent liabilities	(41)	4

Net cash provided by operating activities	205	218

INVESTING ACTIVITIES
Capital expenditures	(297)	(132)
Proceeds from sales of assets	11	28
Proceeds from investment in and advances to non–consolidated affiliates, net	1	1
(Outflow) proceeds from related party loans receivable, net	(5)	8
Proceeds from settlement of other undesignated derivative instruments, net	95	81

Net cash (used in) provided by investing activities	(195)	(14)

FINANCING ACTIVITIES
Proceeds from issuance of debt	274	3,985
Principal payments	(16)	(2,486)
Short–term borrowings, net	211	49
Return of capital to our common shareholder	—	(1,700)
Dividends, noncontrolling interest	(1)	(18)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	(343)	—
Debt issuance costs	(2)	(174)

Net cash provided by (used in) financing activities	123	(344)

Net (decrease) increase in cash and cash equivalents	133	(140)
Effect of exchange rate changes on cash balances held in foreign currencies	(8)	—
Cash and cash equivalents — beginning of period	311	437

Cash and cash equivalents — end of period	$436	$297

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)

(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income (Loss)	Non- controlling	Total
	Shares	Amount	Capital	Deficit	(AOCI)	Interests	Equity
Balance as of March 31, 2011	1,000	$—	$1,830	$(1,442)	$57	$190	$635
Net income attributable to our common shareholder	—	—	—	170	—	—	170
Net income attributable to noncontrolling interests	—	—	—	—	—	26	26
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	(128)	(9)	(137)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $28 included in AOCI	—	—	—	—	(52)	(2)	(54)
Change in pension and other benefits, net of tax provision of $1 included in AOCI	—	—	—	—	5	—	5
Noncontrolling interest cash dividends	—	—	—	—	—	(1)	(1)
Acquisition of noncontrolling interest in Novelis Korea Ltd	—	—	(170)	—	(3)	(170)	(343)

Balance as of December 31, 2011	1,000	$—	$1,660	$(1,272)	$(121)	$34	$301

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

(In millions)

	0000000	0000000	0000000	0000000	0000000	0000000
	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income (loss)	$(12)	$1	$(11)	$(46)	$11	$(35)
Other comprehensive income (loss):
Currency translation adjustment	(48)	5	(43)	(33)	—	(33)
Net change in fair value of effective portion of cash flow hedges	54	(2)	52	22	—	22
Net change in pension and other benefits	3	—	3	(17)	—	(17)

Other comprehensive income (loss) before income tax effect	9	3	12	(28)	—	(28)
Income tax (benefit) provision related to items of other comprehensive income (loss)	18	—	18	(2)	—	(2)

Other comprehensive income (loss), net of tax	(9)	3	(6)	(26)	—	(26)

Comprehensive income (loss)	$(21)	$4	$(17)	$(72)	$11	$(61)

	0000000	0000000	0000000	0000000	0000000	0000000
	Nine Months Ended December 31, 2011			Nine Months Ended December 31, 2010
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total

Net income	$170	$26	$196	$66	$31	$97
Other comprehensive income (loss):
Currency translation adjustment	(128)	(9)	(137)	5	1	6
Net change in fair value of effective portion of cash flow hedges	(80)	(2)	(82)	32	—	32
Net change in pension and other benefits	6	—	6	(17)	—	(17)

Other comprehensive income (loss) before income tax effect	(202)	(11)	(213)	20	1	21
Income tax (benefit) provision related to items of other comprehensive income (loss)	(27)	—	(27)	5	—	5

Other comprehensive income (loss), net of tax	(175)	(11)	(186)	15	1	16

Comprehensive income (loss)	$(5)	$15	$10	$81	$32	$113

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Description of Business and Basis of Presentation

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products where the end-use destination of the products includes the beverage and food can, transportation, construction and industrial, and foil products markets. As of December 31, 2011, we had operations in eleven countries on four continents: North America, South America, Asia and Europe, 29 operating plants and seven research and development facilities. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities.

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

For the three and nine months ended December 31, 2010, we reclassified $(30) million and $(58) million, respectively, from “(Gain) loss on change in fair value of derivative instruments, net” to “Other (income) expense, net” to conform with the current year presentation. This reclassification had no impact on “Income (loss) before income taxes,” “Net income (loss),” the condensed consolidated balance sheets or condensed consolidated statements of cash flows. See footnote 12 — Other (income) expense, net for details of “Other (income) expense, net.”

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

GAAP and IFRSs. ASU No. 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRSs) and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRSs. ASU No. 2011-04 will be effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard will have no impact on our consolidated financial position, but will require additional disclosure.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in US GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We are currently evaluating the potential impact, if any, of the adoption of ASU No. 2011-05 on our consolidated financial statements and disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which contains changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity may also elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. ASU No. 2011-08 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. We plan to early adopt ASU No. 2011-08 for the year ended March 31, 2012 and will elect to perform the qualitative assessment to determine if further analysis is required for any of our reporting units.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The requirements are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. We are currently evaluating the potential impact, if any, of the adoption of ASU No. 2011-11 on our consolidated financial statements and disclosures.

2.	RESTRUCTURING PROGRAMS

“Restructuring charges, net” for the nine months ended December 31, 2011 is $31 million, which includes $14 million of non-cash asset impairments that were not recorded through the restructuring liability. The following table summarizes our restructuring liability activity by segment (in millions).

	Europe	North America	Asia	South America	Corporate	Total Restructuring Liabilities
Balance as of March 31, 2011	$37	$6	$—	$4	$3	$50
Provisions, net	13	4	—	—	—	17
Cash payments	(19)	(5)	—	(2)	(1)	(27)
Adjustments — other	(3)	—	—	—	—	(3)

Balance as of December 31, 2011	$28	$5	$—	$2	$2	$37

Europe

Total “Restructuring charges, net” for the nine months ended December 31, 2011 consisted of $16 million of severance across our European plants, fixed asset impairments related to restructuring actions initiated in prior years and other exit costs. For the nine months ended December 31, 2011, we made $10 million in severance payments, $2 million in payments for environmental remediation, and $7 million in other exit related payments.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The Company ceased operations associated with the Bridgnorth, UK foil rolling and laminating operations at the end of April 2011. In the nine months ended December 31, 2011, based on negotiations for the sale of the land and buildings on the Bridgnorth site, we recorded an additional $7 million of fixed asset impairment and restructuring charges related to the sale and site closure and made payments of $11 million in severance and other exit payments related to this plan.

In the nine months ended December 31, 2011 we recorded $4 million of severance charges for restructuring programs related to our European general and administrative functions.

As of December 31, 2011, the restructuring liability balance of $28 million was comprised of $20 million of environmental remediation liabilities, $5 million of severance costs and $3 million of other costs.

North America

In the nine months ended December 31, 2011, we recorded an additional $2 million of termination benefits related to the previously announced relocation of our North American headquarters from Cleveland to Atlanta and we made $5 million in payments related to previously announced separation programs. We also recorded $2 million of one-time termination benefits associated with our decision to relocate our primary research and development operations to Kennesaw, Georgia. As of December 31, 2011, the restructuring liability balance of $5 million was comprised of $4 million of severance costs and $1 million of other costs.

South America

Total “Restructuring charges, net” for the nine months ended December 31, 2011, consisted of $11 million of severance costs, fixed asset impairments related to current period restructuring actions and impairments related to actions initiated in prior years. For the nine months ended December 31, 2011, we made $2 million in severance and other exit related payments.

In the nine months ended December 31, 2011, we announced that we ceased production of converter foil (9 microns thickness or less) for flexible packaging and stopped production of one rolling mill at our Santo André plant in Brazil. The decision was made due to overcapacity in the foil market and increased competition from low-cost countries. Approximately 74 positions were eliminated in the Santo Andre plant related to ceasing these operations. For the nine months ended December 31, 2011, the Company recorded $3 million in asset impairment costs related to the write down of land and building to fair value and $1 million in severance related costs.

As of December 31 2011, the restructuring liability balance of $2 million was comprised of environmental remediation liabilities.

Corporate

As of December 31, 2011, the restructuring liability balance of $2 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta and other contract termination fees.

3.	INVENTORIES

Inventories consisted of the following (in millions).

	December 31, 2011	March 31, 2011
Finished goods	$264	$293
Work in process	373	529
Raw materials	352	414
Supplies	102	102

Inventories	$1,091	$1,338

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

4.	CONSOLIDATION

Purchase of Noncontrolling Interest in Novelis Korea Limited

During the three months ended December 31, 2011, we acquired 31.2% of the shares of Novelis Korea Ltd. for $343 million (KRW 393.9 billion). The transaction resulted in our ownership of 99% of the outstanding shares of Novelis Korea Limited. The acquisition was recorded as a reduction to equity of $343 million.

The following table summarizes the change in ownership interest (in millions).

Nine months ended December 31, 2011
Net income attributable to our common shareholder	$170

Decrease in additional paid-in capital for purchase of shares in Novelis Korea Limited	(170)

Change from net income attributable to our common shareholder and transfers from noncontrolling interest	$—

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

We have a joint interest in Logan Aluminum Inc. (Logan) with Tri-Arrows Aluminum Inc. (Tri-Arrows), formerly known as ARCO Aluminum, Inc. (ARCO). Effective August 1, 2011, a consortium of Japanese companies purchased ARCO. The transaction did not impact Novelis’ interest in Logan. Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is thinly capitalized and relies on the regular reimbursement of costs and expenses by Novelis and Tri-Arrows to fund its operations. This reimbursement is considered a variable interest as it constitutes a form of financing of the activities of Logan. Other than these contractually required reimbursements, we do not provide other material support to Logan. Logan’s creditors do not have recourse to our general credit.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

	December 31, 2011	March 31, 2011
Assets
Current assets
Cash and cash equivalents	$2	$1
Accounts receivable	23	27
Inventories	44	36

Total current assets	69	64
Property, plant and equipment, net	16	13
Goodwill	12	12
Deferred income taxes	54	52
Other long-term assets	4	3

Total assets	$155	$144

Liabilities
Current liabilities
Accounts payable	$26	$26
Accrued expenses and other current liabilities	15	11

Total current liabilities	41	37
Accrued postretirement benefits	124	120
Other long-term liabilities	2	2

Total liabilities	$167	$159

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes our share of the condensed results of operations of our equity method affiliates (in millions). These results include the incremental depreciation and amortization expense that we record in our equity method accounting as a result of fair value adjustments made to our investments in non-consolidated affiliates due to the Arrangement.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net sales	$61	$52	$188	$167
Costs, expenses and provisions for taxes on income	65	57	197	178

Net loss	$(4)	$(5)	$(9)	$(11)

Purchase of tolling services from Aluminium Norf GmbH (Norf)	$61	$51	$188	$166

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. For the three and nine months ended December 31, 2011 and 2010, we earned less than $1 million of interest income on a loan due from Norf.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Norf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million Euros. As of December 31, 2011, our guarantee was $1 million.

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances.

	December 31, 2011	March 31, 2011
Accounts receivable	$35	$28
Other long-term assets	$16	$19
Accounts payable	$52	$50

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

6.	DEBT

Debt consists of the following (in millions).

	December 31, 2011					March 31, 2011
	Interest Rates(A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	4.30%	$227	$—		$227	$17	$—		$17
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,709	(39	)(B)	1,670	1,496	(38	)(B)	1,458
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	(1)		1,399
7.25% Senior Notes, due February 2015	7.25%	74	2		76	74	3		77
Novelis Korea Limited
Facility Loan, due December 2014	4.63%	26	—		26	—	—		—
Term Loan, due December 2014	4.96%	17	—		17	—	—		—
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 41 million)	7.50%	44	(2)		42	48	(3)		45
Novelis Brazil
BNDES loans, due December 2018 through April 2021	5.50%	15	(4)		11	5	(2)		3
Other
Other debt, due December 2011 through November 2015	4.27%	2	—		2	4	—		4

Total debt — third parties		4,614	(43)		4,571	4,144	(41)		4,103
Less: Short term borrowings		(227)	—		(227)	(17)	—		(17)
Current portion of long term debt		(22)	—		(22)	(21)	—		(21)

Long-term debt, net of current portion — third parties:		$4,365	$(43)		$4,322	$4,106	$(41)		$4,065

(A)	Interest rates are as of December 31, 2011 and exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of the Arrangement, the debt exchange completed in fiscal 2009, the series of refinancing transactions we completed in fiscal 2011, and the additional borrowing in fiscal 2012.
(B)	Debt existing at the time of the Arrangement was recorded at fair value. In connection with a series of refinancing transactions a portion of the historical fair value adjustments were allocated to the Term Loan Facility. The balance also includes the unamortized discount on the Term Loan Facility.

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of December 31, 2011 for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2011	Amount
Short-term borrowings and Current portion of long term debt due within one year	$249
2 years	24
3 years	68
4 years	99
5 years	25
Thereafter	4,149

Total	$4,614

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

Senior Secured Credit Facilities

On December 7, 2011, we borrowed an incremental $225 million through our existing term loan credit facility (Term Loan Facility). The senior secured credit facilities consist of (1) a $1.5 billion six-year secured and an incremental $225 million five-year secured term loan credit facility, due March 2017 (collectively referred to as Term Loan Facility) and (2) an $800 million five-year asset based loan facility (ABL Facility) that may be increased by an additional $200 million. The interest rate on the Term Loan Facility are the higher of LIBOR or a floor of 100 basis points, plus a spread ranging from 2.75% to 3.0% depending on the Company’s net leverage ratio, as defined in the Term Loan Facility agreement. The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also contain certain negative covenants as specified in the agreements. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.

Korean Bank Loans

In December 2011, Novelis Korea Limited (Novelis Korea) entered into three separate loan agreements with local banks. The Novelis Korea bank loans consist of the following: (1) a $26 million (KRW 30 billion) loan due December 2014, (2) a $17 million (KRW 20 billion) loan due December 2014, and (3) a short term borrowing of $17 million (KRW 20 billion). All three bank loans have variable interest rates with the base rate tied to Korea’s 91-day CD rate plus an applicable spread ranging from 1.08% to 1.41%.

On January 18, 2012 Novelis Korea entered into interest rate swaps for the two 3 year loans maturing December 2014. The rates were fixed at 4.485% for the $26 million (KRW 30 billion) loan and 4.815% for the $17 million (KRW 20 billion) loan.

Short-Term Borrowings and Lines of Credit

As of December 31, 2011, our short-term borrowings were $227 million consisting of $208 million of short-term loans under our ABL Facility, $1 million in bank overdrafts, a $17 million (KRW 20 billion) Novelis Korea bank loan, and $1 million in other short term borrowings. As of December 31, 2011, $23 million of the ABL Facility was utilized for letters of credit, and we had $422 million in remaining availability under the ABL Facility. The weighted average interest rate on our total short-term borrowings was 4.30% and 2.43% as of December 31, 2011 and March 31, 2011, respectively.

As of December 31, 2011, we had $48 million of outstanding letters of credit in Korea which are not related to the ABL Facility.

BNDES Loans

In February 2011 through December 2011, Novelis Brazil entered into eleven new loan agreements (the BNDES loans) with Brazil’s National Bank for Economic and Social Development (BNDES) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). The agreements provided for a commitment of Brazilian Real (R$) borrowings at a fixed rate of 5.5% up to an aggregate of $18 million (R$34 million). As of December 31, 2011, we had $15 million (R$28 million) outstanding under the BNDES loan agreements with maturity dates of December 2018 through April 2021.

Interest Rate Swaps

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transactions on December 17, 2010, we ceased hedge accounting for these swaps. No interest rate swaps were designated as of December 31, 2011.

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

Total compensation expense related to SARs and RSUs under the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2013, 2014 and 2015 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs has been recorded for the three and nine months ended December 31, 2011 and 2010.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Novelis Long-Term Incentive Plan 2009	$—	$1	$2	$4
Novelis Long-Term Incentive Plan 2010	(1)	1	(2)	7
Novelis Long-Term Incentive Plan 2011	—	2	(3)	3
Novelis Long-Term Incentive Plan 2012	—	—	1	—

Total compensation (income) expense	$(1)	$4	$(2)	$14

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The tables below show the RSUs activity under our 2012 LTIP and 2011 LTIP and the SARs activity under our 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP.

2012 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2011	—	—	$—
Granted	923,620	188.20	2
Forfeited/Cancelled	(26,380)	192.38

RSUs outstanding as of December 31, 2011	897,240	188.07	$2

2012 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	—	—	—	$—
Granted	7,030,830	186.78		—
Forfeited/Cancelled	(170,345)	192.38

SARs outstanding as of December 31, 2011	6,860,485	188.09	6.4	$—

2011 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2011	906,057	148.79	$4
Forfeited/Cancelled	(40,388)	147.10

RSUs outstanding as of December 31, 2011	865,669	148.86	$2

2011 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	7,117,652	148.79	6.2	$10
Exercised	(69,222)	147.10
Forfeited/Cancelled	(277,433)	147.10

SARs outstanding as of December 31, 2011	6,770,997	148.87	5.4	$—

2010 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	11,052,491	88.46	5.2	$25
Exercised	(1,527,246)	87.33
Forfeited/Cancelled	(253,202)	88.10

SARs outstanding as of December 31, 2011	9,272,043	88.07	4.5	$5

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

2009 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	8,944,822	60.50	4.2	$14
Exercised	(3,166,188)	60.50
Forfeited/Cancelled	(186,685)	60.50

SARs outstanding as of December 31, 2011	5,591,949	60.50	3.5	$6

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The fair value of each SAR under the 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP was estimated as of December 31, 2011 using the following assumptions:

	2012 LTIP	2011 LTIP	2010 LTIP	2009 LTIP
Risk-free interest rate	8.52%	8.47%	8.32%	8.19%
Dividend yield	1.17%	1.17%	1.17%	1.17%
Volatility	52%	54%	57%	58%

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria. Since the performance criteria for fiscal years 2013, 2014 and 2015 have not yet been established and therefore, measurement periods for SARs relating to those periods have not yet commenced, no compensation expense for those tranches has been recorded for the nine months ended December 31, 2011. As of December 31, 2011, 7,083,354 SARs were exercisable.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $13 million which is expected to be realized over a weighted average period of 2.19 years. Unrecognized compensation expense is $1 million related to 2011 RSU’s and $1.6 million related to 2012 RSU’s, which will be recognized over the remaining vesting period of 1.5 years and 2.5 years, respectively.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2011	2010	2011	2010
Service cost	$10	$9	$2	$2
Interest cost	17	16	3	2
Expected return on assets	(16)	(14)	—	—
Amortization — losses	2	2	—	—

Net periodic benefit cost	$13	$13	$5	$4

	Pension Benefit Plans		Other Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Service cost	$30	$27	$6	$6
Interest cost	51	48	8	6
Expected return on assets	(47)	(42)	—	—
Amortization — losses	8	8	1	—
Amortization — prior service cost	(1)	—	—	—

Net periodic benefit cost	$41	$41	$15	$12

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Funded pension plans	$10	$15	$31	$32
Unfunded pension plans	3	3	10	9
Savings and defined contribution pension plans	5	4	15	13

Total contributions	$18	$22	$56	$54

During the remainder of fiscal 2012, we expect to contribute an additional $23 million to our funded pension plans, $3 million to our unfunded pension plans and $4 million to our savings and defined contribution plans.

We implemented a new retirement pension plan in South Korea at the end of December 2011, in accordance with the Employee Retirement Benefits Security Act of South Korea, which requires companies to convert from retirement insurance plans to retirement pension plans. Included in our expected contributions for the remainder of our fiscal 2012 is $5 million of contributions we plan to make related to interim settlement elections by employees.

We exited our former defined contribution pension plan in Switzerland and have entered into a new defined contribution pension plan. As a result, we expect to contribute approximately $7 million to the plan over the next ten years to the new defined contribution plan.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

9.	CURRENCY (GAINS) LOSSES

The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(1)	$11	$15	$10
Loss released from accumulated other comprehensive income	1	—	1	—
Gain recognized on balance sheet remeasurement currency exchange contracts, net	(4)	—	(11)	—

Currency (gains) losses, net	$(4)	$11	$5	$10

The following currency gains (losses) are included in “AOCI,” net of tax and “Noncontrolling interests” (in millions).

Nine Months Ended December 31, 2011
Cumulative currency translation adjustment — beginning of period	$114
Effect of changes in exchange rates	(137)

Cumulative currency translation adjustment — end of period	$(23)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

10.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

The fair values of our financial instruments and commodity contracts as of December 31, 2011 and March 31, 2011 are as follows (in millions).

	000000000	000000000	000000000	000000000	000000000
	December 31, 2011
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Currency exchange contracts	$9	$1	$(12)	$(12)	$(14)
Aluminum contracts	12	—	—	—	12
Net Investment hedges
Currency exchange contracts	2	—	—	—	2
Fair value hedges
Aluminum contracts	—	—	(11)	—	(11)

Total derivatives designated as hedging instruments	23	1	(23)	(12)	(11)

Derivatives not designated as hedging instruments
Aluminum contracts	37	—	(47)	(1)	(11)
Currency exchange contracts	29	5	(9)	(1)	24
Interest rate swaps	—	—	(1)	—	(1)
Electricity swap	—	—	(9)	(27)	(36)
Energy contracts	—	—	(8)	(1)	(9)

Total derivatives not designated as hedging instruments	66	5	(74)	(30)	(33)

Total derivative fair value	$89	$6	$(97)	$(42)	$(44)

	000000000	000000000	000000000	000000000	000000000
	March 31, 2011
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Currency exchange contracts	$43	$10	$(1)	$—	$52
Aluminum contracts	44	—	—	—	44
Fair value hedges
Aluminum contracts	9	—	—	—	9

Total derivatives designated as hedging instruments	96	10	(1)	—	105

Derivatives not designated as hedging instruments:
Aluminum contracts	54	5	(49)	—	10
Currency exchange contracts	15	2	(19)	(1)	(3)
Interest rate swaps	—	—	(4)	—	(4)
Electricity swap	—	—	(6)	(23)	(29)
Energy contracts	—	—	(3)	—	(3)

Total derivatives not designated as hedging instruments	69	7	(81)	(24)	(29)

Total derivative fair value	$165	$17	$(82)	$(24)	$76

(A)	The noncurrent portions of derivative liabilities are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

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

We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. Such exposures do not extend beyond two years in length. We recognized losses on changes in fair value of derivative contracts of $15 million and gains on changes in the fair value of designated hedged items of $15 million in sales revenue for the nine months ended December 31, 2011, of which less than $1 million relates to firm commitment sales that occurred during the period. We recognized losses on changes in fair value of derivative contracts of $4 million and gains on changes in the fair value of designated hedged items of $4 million in sales revenue for the three months ended December 31, 2011, of which $2 million relates to firm commitment sales that occurred during the period. We had 34 kt and 25 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2011 and March 31, 2011, respectively.

We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed price. Such exposures do not extend beyond one year in length. We had 0 kt and 183 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of December 31, 2011 and March 31, 2011, respectively.

We identify and designate certain aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Price risk exposure arises due to fixed costs associated with our smelter operations in South America. Price risk exposure also arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Such exposures do not extend beyond one year in length. We had 52 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of December 31, 2011. No aluminum forward sales contracts were designated as cash flow hedges as of March 31, 2011.

The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of December 31, 2011 and March 31, 2011, we had short positions of 100 kt and 146 kt, respectively, of outstanding aluminum contracts not designated as hedges. The average duration of undesignated contracts is less than four months. The following table summarizes our notional amount (in kt).

	December 31, 2011	March 31, 2011
Hedge Type
Purchase (Sale)
Cash flow purchases	—	183
Cash flow sales	(52)	—
Fair value	34	25
Not designated	(100)	(146)

Total	(118)	62

Foreign Currency

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.

We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $1 billion and $644 million of outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2011 and March 31, 2011, respectively.

We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $42 million of outstanding foreign currency forwards designated as net investment hedges as of December 31, 2011. We had no contracts designated as net investment hedges as of March 31, 2011. We recorded gains of $5 million in OCI for the nine months ended December 31, 2011 related to these hedges.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

As of December 31, 2011 and March 31, 2011, we had outstanding currency exchange contracts with a total notional amount of $1.2 billion and $1.6 billion, respectively, which were not designated as hedges.

Energy

We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1.2 million of notional megawatt hours remain outstanding as of December 31, 2011.

We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of December 31, 2011 and March 31, 2011, we had 8.3 million MMBTUs and 6.7 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Interest Rate

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt.

Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited. We ceased hedge accounting for these swaps and released all AOCI into earnings during the year ended March 31, 2011. No interest rate swaps were designated as cash flow hedges as of December 31, 2011 and March 31, 2011.

We had $220 million of outstanding interest rate swaps that were not designated as hedges as of December 31, 2011 and March 31, 2011.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$4	$(12)	$85	$5
Balance sheet remeasurement currency exchange contracts	4	—	11	—
Other currency exchange contracts	11	38	23	49
Energy contracts	(15)	(1)	(18)	(5)
Interest Rate swaps	—	(5)	—	(5)

Gain recognized	4	20	101	44
Derivative Instruments Designated as Hedges
Cash flow hedges
Aluminum contracts (C)	—	4	(3)	4
Currency exchange contracts (A)	3	4	11	4
Balance Sheet remeasurement currency exchange contracts (B)	(1)	—	(1)	6
Electricity swap (B)	—	2	—	6
Fair Value hedges
Aluminum contracts	(4)	—	(15)	—
Fixed priced firm sales commitments (C)	4	—	15	—

Gain recognized	2	10	7	14

Total gain (loss) recognized	$6	$30	$108	$58

Balance sheet remeasurement currency exchange contracts	$3	$—	$10	$—
Realized gains, net	66	21	136	95
Unrealized gains (losses) on other derivative instruments, net	(63)	9	(38)	(37)

Total gain recognized	$6	$30	$108	$58

(A)	Amount represents excluded forward market premium/discount and hedging relationship ineffectiveness.
(B)	Amount represents ineffectiveness and amounts released to income from AOCI.
(C)	An immaterial amount of ineffectiveness exists in both cash flow and fair value hedging relationships involving aluminum derivatives.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). Within the next twelve months, we expect to reclassify $23 million of losses from “AOCI” to earnings.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
Derivatives in Cash Flow	2011	2010	2011	2010	2011	2010	2011	2010
Electricity swap (A)	$—	$2	$—	$10	$—	$—	$—	$—
Aluminum contracts	7	15	(41)	15	—	4	(3)	4
Currency exchange contracts	4	—	(50)	6	3	4	11	4
Interest rate swaps	—	2	—	1	—	(5)	—	(5)

Total	$11	$19	$(91)	$32	$3	$3	$8	$3

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended December 31,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Derivatives in Cash Flow	2011	2010	2011	2010
Electricity swap (A)	$(1)	$2	$(4)	$5	Other (income) expense, net
Aluminum contracts	(43)	—	(17)	—	Cost of goods sold
Aluminum contracts	4	—	4	—	Sales
Currency exchange contracts	(1)	—	9	—	Cost of goods sold and SG&A
Currency exchange contracts	(2)	—	(2)	—	Sales
Currency exchange contracts	—	—	(1)	—	Other (income) expense, net and Interest Expense
Interest rate swaps	—	(5)	—	(5)	Other (income) expense, net and Interest Expense

Total	$(43)	$(3)	$(11)	$—

(A)	AOCI related to de-designated electricity swap is amortized to income over the remaining term of the hedged item.

11.	FAIR VALUE MEASUREMENTS

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

Derivative Contracts

For certain derivative contracts that have fair values based upon trades in liquid markets, such as aluminum forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.

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

As of December 31, 2011 and March 31, 2011, we did not have any Level 1 financial instruments.

The following tables present our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and March 31, 2011 (in millions).

	December 31, 2011		March 31, 2011
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$49	$(59)	$111	$(48)

Currency exchange contracts	46	(34)	70	(21)

Energy contracts	—	(9)	—	(3)

Interest rate swaps	—	(1)	—	(4)

Total Level 2 Instruments	95	(103)	181	(76)

Level 3 Instruments
Aluminum contracts	—	—	1	(1)

Electricity swap	—	(36)	—	(29)

Total Level 3 Instruments	—	(36)	1	(30)

Total	$95	$(139)	$182	$(106)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

We recognized unrealized losses of $10 million for the nine months ended December 31, 2011 related to Level 3 financial instruments that were still held as of December 31, 2011. These unrealized losses are included in “Other (income) expense, net.”

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Electricity Swap
Balance as of March 31, 2011	$(29)
Realized/unrealized gain included in earnings(A)	(3)
Settlements	(4)

Balance as of December 31, 2011	$(36)

(A)	Included in “Other (income) expense, net.”

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

	December 31, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$16	$16	$19	$19
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,344	$4,515	$4,086	$4,370

12.	OTHER (INCOME) EXPENSE, NET

“Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Foreign currency remeasurement (gains) losses, net (A)	$(4)	$11	$5	$10
(Gain) loss on change in fair value of other unrealized derivative instruments, net	63	(9)	38	37
(Gain) on change in fair value of other realized derivative instruments, net	(66)	(21)	(136)	(95)
(Gain) loss on sale of assets, net	(1)	2	1	(11)
(Gain) on litigation settlement in Brazil (B)	—	—	(8)	—
Loss on Brazilian tax litigation, net (C)	3	2	10	6
Other, net	4	1	5	—

Other (income) expense, net	$(1)	$(14)	$(85)	$(53)

(A)	Includes “Gain recognized on balance sheet remeasurement currency exchange contracts, net.”
(B)	We received and recognized a gain of $8 million during the nine months ended December 31, 2011 as settlement related to a lawsuit we filed against a Brazilian vendor.
(C)	See footnote 14 – Commitments and Contingencies, Brazil Tax Matters for further details.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

13.	INCOME TAXES

A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Pre-tax income (loss) before equity in net income (loss) of non-consolidated affiliates and noncontrolling interests	$(17)	$3	$247	$212

Canadian statutory tax rate	27%	29%	27%	29%

Provision at the Canadian statutory rate	(5)	1	67	62
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	—	—	(13)	—
Exchange remeasurement of deferred income taxes	(1)	4	(30)	15
Change in valuation allowances	22	15	61	30
Expense (income) items not subject to tax	(1)	2	2	4
Dividends not subject to tax	(10)	—	(41)	—
Enacted tax rate changes	—	—	3	—
Tax rate differences on foreign earnings	4	9	12	(5)
Uncertain tax positions, net	(20)	1	(19)	(2)
Other — net	1	1	—	—

Income tax (benefit) provision	$(10)	$33	$42	$104

Effective tax rate	59%	1,100%	17%	49%

As of December 31, 2011, we had a net deferred tax liability of $445 million. This amount includes gross deferred tax assets of approximately $707 million and a valuation allowance of $291 million.

During the quarter ended December 31, 2011, we agreed to certain findings presented by taxing authorities related to tax audits in certain jurisdictions for the years 2004 through 2008. As a result of these findings, we reduced our unrecognized tax benefits, including interest, by approximately $23 million. Of this amount, approximately $6 million will be settled in cash payments to the tax authorities with the remaining amount recorded as a reduction to the income tax provision. Certain examination findings relate to issues which impact multiple tax jurisdictions. Depending on the proposed resolution of these issues in one jurisdiction, we will pursue competent authority relief from the offsetting tax jurisdiction(s), and therefore have recorded an offsetting deferred tax asset of approximately $4 million in one such jurisdiction in the three months ended December 31, 2011.

Tax authorities continue to examine certain other of our tax filings for fiscal years 2004 through 2009. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $15 million.

14.	COMMITMENTS AND CONTINGENCIES

We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. We have established a liability with respect to contingencies for which a loss is probable and we are able to reasonably estimate such loss. While the ultimate resolution of and liability and costs related to, these matters cannot be determined with reasonable certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity.

For certain matters in which the Company is involved, for which a loss is probable or reasonably possible, we are unable to reasonably estimate a loss. For certain other matters where we have not established a liability for which a loss is reasonably possible and the loss is reasonably estimable, we have estimated the aggregated range of loss as $0 to $50 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The following describes certain contingencies relating to our business, including those for which we assumed liability as a result of our spin-off from Alcan Inc.

Legal Proceedings

Coca-Cola Lawsuit. On December 30, 2011, Novelis Corporation entered into a settlement agreement with Coca-Cola Bottlers’ Sales and Services Company LLC (CCBSS), under which Novelis and CCBSS resolved all claims between them and agreed to dismiss the litigation filed in Georgia State Court on February 15, 2007, relating to certain pricing matters under an aluminum can stock supply agreement between the parties. The settlement ended the litigation without the payment of financial consideration by either party.

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

We have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of December 31, 2011 will be approximately $40 million. Of this amount, $20 million is included in “Other long-term liabilities,” with the remaining $20 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet as of December 31, 2011. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

Brazil Tax Matters

As a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes, as of December 31, 2011 and March 31, 2011, we had cash deposits aggregating approximately $32 million and $50 million, respectively, with the Brazilian government. These deposits, which are included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.

In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions. In most cases we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. We have established liabilities for these settlements as of December 31, 2011. In total, the liabilities approximate $160 million and $179 million as of December 31, 2011 and March 31, 2011, respectively. As of December 31, 2011, $12 million and $148 million of liabilities are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2011, $5 million and $174 million of liabilities are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $10 million and $6 million as “Loss on Brazilian tax litigation, net” which is reported in “Other (income) expense, net” for the nine months ended December 31, 2011 and 2010, respectively.

On January 4, 2012, we received a favorable response concluding a formal consultation we had initiated with the Brazilian tax authorities in 2005 related to charging Value Added Tax (VAT) on certain specific commercial arrangements. The resolution of this matter resulted in no cash payments or liability and had no impact on our financial statements.

15.	SEGMENT, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION

Segment Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency derivatives on our foreign currency balance sheet exposures, which are included in segment income; (e) “impairment of goodwill”; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

Adjustment to Eliminate Proportional Consolidation. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant US GAAP-based measures, we must adjust proportional consolidation of each line item. See Note 4 — Consolidation and Note 5 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The tables below show selected segment financial information (in millions).

Selected Segment Financial Information

	000000	000000	000000	000000	000000	000000
Total Assets	North America	Europe	Asia	South America	Other and Eliminations	Total

December 31, 2011	$2,539	$2,693	$1,037	$1,496	$86	$7,851
March 31, 2011	$2,612	$3,170	$1,015	$1,481	$18	$8,296

	000000	000000	000000	000000	000000	000000
Selected Operating Results Three Months Ended December 31, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total

Net sales	$912	$804	$398	$321	$27	$2,462
Depreciation and amortization	34	30	13	15	(13)	79
Capital expenditures	29	20	24	50	—	123

	000000	000000	000000	000000	000000	000000
Selected Operating Results Three Months Ended December 31, 2010	North America	Europe	Asia	South America	Other and Eliminations	Total

Net sales	$901	$835	$470	$321	$33	$2,560
Depreciation and amortization	41	36	14	20	(11)	100
Capital expenditures	15	25	9	25	(13)	61

	000000	000000	000000	000000	000000	000000
Selected Operating Results Nine months Ended December 31, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total

Net sales	$3,052	$2,916	$1,432	$942	$113	$8,455
Depreciation and amortization	102	97	41	42	(33)	249
Capital expenditures	75	55	62	107	(2)	297

	000000	000000	000000	000000	000000	000000
Selected Operating Results Nine Months Ended December 31, 2010	North America	Europe	Asia	South America	Other and Eliminations	Total

Net sales	$2,743	$2,551	$1,340	$876	$107	$7,617
Depreciation and amortization	124	105	43	66	(31)	307
Capital expenditures	32	43	22	46	(11)	132

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

The following table shows the reconciliation from income from reportable segments to “Net income (loss) attributable to our common shareholder” (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
North America	$94	$97	$324	$298
Europe	24	47	213	217
Asia	43	59	149	162
South America	52	35	134	115
Depreciation and amortization	(79)	(100)	(249)	(307)
Interest expense and amortization of debt issuance costs	(74)	(46)	(228)	(125)
Interest income	3	4	11	10
Adjustment to eliminate proportional consolidation	(9)	(11)	(34)	(33)
Unrealized gains (losses) on change in fair value of derivative instruments, net	(63)	9	(38)	(37)
Realized gains (losses) on derivative instruments not included in segment income	(3)	4	(1)	4
Loss on early extinguishment of debt	—	(74)	—	(74)
Restructuring charges, net	(1)	(20)	(31)	(35)
Other costs, net	(8)	(6)	(12)	6

Income (loss) before income taxes	(21)	(2)	238	201
Income tax (benefit) provision	(10)	33	42	104

Net income (loss)	(11)	(35)	196	97
Net income attributable to noncontrolling interests	1	11	26	31

Net income (loss) attributable to our common shareholder	$(12)	$(46)	$170	$66

Information about Major Customers and Primary Supplier

The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Rexam	15%	16%	13%	16%
Affiliates of Ball Corporation	13%	8%	10%	8%
Anheuser-Busch	11%	13%	10%	13%

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Purchases from Rio Tinto Alcan as a percentage of total	29%	33%	29%	33%

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

16.	SUPPLEMENTAL INFORMATION

“Accumulated other comprehensive (loss) income,” net of tax, consists of the following (in millions).

	December 31, 2011	March 31, 2011
Currency translation adjustment	$(27)	$102
Fair value of effective portion of cash flow hedges	(32)	22
Pension and other benefits	(62)	(67)

Accumulated other comprehensive (loss) income	$(121)	$57

Supplemental cash flow information (in millions):

	Nine Months Ended December 31,
	2011	2010
Interest paid	$266	$112
Income taxes paid	$74	$83

As of December 31, 2011, we recorded $88 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to December 31, 2011.

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Three Months Ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$240	$1,991	$691	$(460)	$2,462

Cost of goods sold (exclusive of depreciation and amortization)	241	1,808	635	(460)	2,224
Selling, general and administrative expenses	5	66	24	—	95
Depreciation and amortization	14	59	21	(15)	79
Research and development expenses	5	4	1	—	10
Interest expense and amortization of debt issuance costs	77	12	1	(16)	74
Interest income	(15)	(4)	—	16	(3)
Restructuring charges, net	1	—	—	—	1
Equity in net (income) loss of non-consolidated affiliates	(50)	3	1	50	4
Other (income) expense, net	(22)	—	6	15	(1)

	256	1,948	689	(410)	2,483

Income (loss) before income taxes	(16)	43	2	(50)	(21)
Income tax provision (benefit)	(4)	(14)	8	—	(10)

Net income (loss)	(12)	57	(6)	(50)	(11)
Net income attributable to noncontrolling interests	—	—	1	—	1

Net income (loss) attributable to our common shareholder	$(12)	$57	$(7)	$(50)	$(12)

	Three Months Ended December 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$254	$2,043	$751	$(488)	$2,560

Cost of goods sold (exclusive of depreciation and amortization)	246	1,794	680	(488)	2,232
Selling, general and administrative expenses	2	75	17	—	94
Depreciation and amortization	1	76	23	—	100
Research and development expenses	6	2	1	—	9
Interest expense and amortization of debt issuance costs	38	22	1	(15)	46
Interest income	(15)	(4)	—	15	(4)
Loss on the early debt extinguishment	33	41	—	—	74
Restructuring charges, net	—	19	1	—	20
Equity in net (income) loss of non-consolidated affiliates	(22)	5	—	22	5
Other (income) expense, net	(11)	5	(8)	—	(14)

	278	2,035	715	(466)	2,562

Income (loss) before taxes	(24)	8	36	(22)	(2)
Income tax provision	22	4	7	—	33

Net income (loss)	(46)	4	29	(22)	(35)
Net income attributable to noncontrolling interests	—	—	11	—	11

Net income (loss) attributable to our common shareholder	$(46)	$4	$18	$(22)	$(46)

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Nine Months Ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$855	$6,832	$2,572	$(1,804)	$8,455

Cost of goods sold (exclusive of depreciation and amortization)	833	6,081	2,371	(1,804)	7,481
Selling, general and administrative expenses	8	215	58	—	281
Depreciation and amortization	14	185	65	(15)	249
Research and development expenses	22	10	2	—	34
Interest expense and amortization of debt issuance costs	231	41	3	(47)	228
Interest income	(45)	(12)	(1)	47	(11)
Restructuring charges, net	3	25	3	—	31
Equity in net (income) loss of non-consolidated affiliates	(350)	8	1	350	9
Other (income) expense, net	(29)	(57)	(14)	15	(85)

	687	6,496	2,488	(1,454)	8,217

Income (loss) before income taxes	168	336	84	(350)	238
Income tax provision (benefit)	(2)	14	30	—	42

Net income (loss)	170	322	54	(350)	196
Net income attributable to noncontrolling interests	—	—	26	—	26

Net income (loss) attributable to our common shareholder	$170	$322	$28	$(350)	$170

	Nine Months Ended December 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$775	$6,142	$2,198	$(1,498)	$7,617

Cost of goods sold (exclusive of depreciation and amortization)	738	5,407	1,981	(1,498)	6,628
Selling, general and administrative expenses	22	204	46	—	272
Depreciation and amortization	4	233	70	—	307
Research and development expenses	19	7	1	—	27
Interest expense and amortization of debt issuance costs	96	70	3	(44)	125
Interest income	(44)	(9)	(1)	44	(10)
Loss on early debt extinguishment	33	41	—	—	74
Restructuring charges, net	5	28	2	—	35
Equity in net (income) loss of non-consolidated affiliates	(166)	11	—	166	11
Other (income) expense, net	(18)	(28)	(7)	—	(53)

	689	5,964	2,095	(1,332)	7,416

Income (loss) before income taxes	86	178	103	(166)	201
Income tax (benefit) provision	20	65	19	—	104

Net income (loss)	66	113	84	(166)	97
Net income attributable to noncontrolling interests	—	—	31	—	31

Net income (loss) attributable to our common shareholder	$66	$113	$53	$(166)	$66

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(In millions)

	As of December 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$244	$191	$—	$436
Accounts receivable, net of allowances
— third parties	49	803	416	(1)	1,267
— related parties	641	347	40	(993)	35
Inventories	61	749	281	—	1,091
Prepaid expenses and other current assets	5	49	20	—	74
Fair value of derivative instruments	13	70	18	(12)	89
Deferred income tax assets	—	50	4	—	54

Total current assets	770	2,312	970	(1,006)	3,046
Property, plant and equipment, net	165	1,944	537	—	2,646
Goodwill	(2)	601	12	—	611
Intangible assets, net	3	643	2	—	648
Investments in and advances to non-consolidated affiliates	1,155	671	—	(1,155)	671
Fair value of derivative instruments, net of current portion	3	2	1	—	6
Deferred income tax assets	—	26	14	—	40
Other long-term assets	2,975	162	45	(2,999)	183

Total assets	$5,069	$6,361	$1,581	$(5,160)	$7,851

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$17	$5	$—	$—	$22
Short-term borrowings
— third parties	208	—	19	—	227
— related parties	15	317	27	(359)	—
Accounts payable
— third parties	46	610	336	—	992
— related parties	73	410	201	(632)	52
Fair value of derivative instruments	2	77	30	(12)	97
Accrued expenses and other current liabilities	66	299	104	(3)	466
Deferred income tax liabilities	—	30	—	—	30

Total current liabilities	427	1,748	717	(1,006)	1,886
Long-term debt, net of current portion
— third parties	4,229	49	44	—	4,322
— related parties	85	2,849	65	(2,999)	—
Deferred income tax liabilities	—	499	10	—	509
Accrued postretirement benefits	41	330	136	—	507
Other long-term liabilities	20	293	13	—	326
Total liabilities	4,802	5,768	985	(4,005)	7,550

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,660	—	—	—	1,660
Retained earnings (accumulated deficit)	(1,272)	716	628	(1,344)	(1,272)
Accumulated other comprehensive income (loss)	(121)	(123)	(66)	189	(121)

Total equity of our common shareholder	267	593	562	(1,155)	267
Noncontrolling interests	—	—	34	—	34
Total equity	267	593	596	(1,155)	301

Total liabilities and equity	$5,069	$6,361	$1,581	$(5,160)	$7,851

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

Novelis Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) —

(Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Nine months ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(24)	$(114)	$111	$232	$205

INVESTING ACTIVITIES
Capital expenditures	(32)	(195)	(70)	—	(297)
Proceeds from sales of assets	—	11	—	—	11
Proceeds from investment in and advances to non-consolidated affiliates, net	—	1	—	—	1
(Outflow) proceeds from related party loans receivable, net	—	(5)	—	—	(5)
(Outflow) proceeds from settlement of undesignated derivative instruments, net	3	75	17	—	95

Net cash (used in) provided by investing activities	(29)	(113)	(53)	—	(195)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	220	11	43	—	274
— related parties	—	347	—	(347)	—
Principal payments
— third parties	(12)	(4)	—	—	(16)
— related parties	(11)	(4)	(11)	26	—
Short-term borrowings, net
— third parties	208	1	2	—	211
— related parties	(7)	(93)	11	89	—
Dividends — noncontrolling interests	—	—	(1)	—	(1)
Acquistion of noncontrolling interests	(343)	—	—	—	(343)
Debt issuance costs	(2)	—	—	—	(2)

Net cash provided by (used in) financing activities	53	258	44	(232)	123

Net increase (decrease) in cash and cash equivalents	—	31	102	—	133
Effect of exchange rate changes on cash balances held in foreign currencies	—	(12)	4	—	(8)
Cash and cash equivalents — beginning of period	1	225	85	—	311

Cash and cash equivalents — end of period	$1	$244	$191	$—	$436

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

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, electronics, construction and industrial, and foil products markets. As of December 31, 2011, we had operations in eleven countries on four continents: 29 operating plants including three stand-alone recycling facilities, and seven research and development facilities. In addition to aluminum rolled products plants, our South American businesses include bauxite mining, primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions.

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

HIGHLIGHTS

Our focus on the fundamentals of our business in our core markets of can, automotive and specialty products and our agility in reacting to changes in the market have driven solid performance by our business even in a period of economic uncertainty. We reported favorable conversion premiums within all segments in both the third quarter and the first nine months of fiscal 2012 compared to the same periods in fiscal 2011, which was the result of tight market conditions and our focus on our core markets. We continue to see increasing demand for our automotive applications and expect this trend to continue, although unfavorable macroeconomic conditions and customer destocking resulted in lower than expected shipments of our flat rolled products in our other market segments during the third quarter of fiscal 2012. Despite an overall decline in volumes during the quarter, our results for the nine months ended December 31, 2011 continue to outpace the prior year.

•

Shipments of flat rolled products totaled 648 kt for the third quarter of fiscal 2012, a decrease of 9% compared to the third quarter of the previous year. In the first nine months of fiscal 2012, shipments of flat rolled products totaled 2,135 kt, a decrease of 3% compared to the previous year. These unfavorable declines in volumes were driven from our three largest regions: Asia, Europe and to a lesser extent North America.

•

“Net sales” for the third quarter of fiscal 2012 were $2.5 billion, a decrease of 4% compared to the $2.6 billion reported in the same period a year ago. “Net sales” for the nine months ended December 31, 2011 were $8.5 billion, an increase of 11% compared to $7.6 billion reported in the same period a year ago.

•

We reported pre-tax losses of $21 million and $2 million in the three months ended December 31, 2011 and 2010, respectively. We reported pre-tax income of $238 million and $201 million for the nine months ended December 31, 2011 and 2010, respectively. Included in our pre-tax income and pre-tax loss are “Unrealized gains (losses) on derivative instruments, net,” other than foreign currency remeasurement derivatives, of $(63) million and $9 million, in the three months ended December 31, 2011 and December 31, 2010, respectively. “Unrealized gains (losses) on derivative instruments, net,” other than foreign currency remeasurement derivatives, were $(38) million and $(37) million, for the nine months ended December 31, 2011 and 2010, respectively.

•

Cash flow provided by operations of $205 million for the nine months ended December 31, 2011 compares to cash flow provided by operations of $218 million for the nine months ended December 31, 2010. Additionally, as expected, we spent $297 million on capital expenditures for the nine months ended December 31, 2011 as compared to $132 million of capital expenditures for the same period of the prior year.

•

We completed the acquisition of 31.2 percent of the outstanding shares of our Korean subsidiary for $343 million, raising our ownership to 99 percent. We funded the acquisition through a $225 million secured term loan executed in December 2011, additional borrowings on our asset backed loan facility and other available cash.

•

We reported strong liquidity of $857 million as of December 31, 2011 as compared to liquidity of $993 million as of September 30, 2011 and $848 million as of December 31, 2010. The decline is attributable to the short-term borrowings made in December 2011 for the acquisition of the outstanding shares of our Korean subsidiary.

BUSINESS AND INDUSTRY CLIMATE

Historically, the third quarter is our seasonally slow quarter in North America, Europe and Asia. Global economic uncertainty led to soft demand during the quarter. Although we experienced some additional customer destocking, we expect recovery in the fourth quarter and to produce strong results for fiscal 2012.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended			Nine months ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Net sales	$2,533	$2,524	$2,560	$2,960	$10,577	$3,113	$2,880	$2,462	$8,455
Percentage increase (decrease) in net sales versus comparable previous year period	29%	16%	21%	22%	22%	23%	14%	(4)%	11%

Rolled product shipments:
North America	278	285	262	280	1,105	288	274	248	810
Europe	232	227	208	240	907	237	227	183	647
Asia	146	134	148	152	580	152	131	117	400
South America	90	91	97	99	377	90	88	100	278

Total	746	737	715	771	2,969	767	720	648	2,135

Beverage and food cans	425	429	424	453	1,731	462	437	404	1,303
All other rolled products	321	308	291	318	1,238	305	283	244	832

Total	746	737	715	771	2,969	767	720	648	2,135

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended			Nine months ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Percentage increase (decrease) in rolled products shipments versus comparable previous year period:

North America	9%	10%	8%	2%	7%	4%	(4)%	(5)%	(2)%
Europe	25%	12%	11%	6%	13%	2%	—%	(12)%	(3)%
Asia	12%	(4)%	10%	18%	9%	4%	(2)%	(21)%	(7)%
South America	11%	(2)%	15%	15%	10%	—%	(3)%	3%	—%

Total	15%	6%	10%	8%	10%	3%	(2)%	(9)%	(3)%

Beverage and food cans	7%	5%	14%	12%	10%	9%	2%	(5)%	2%
All other rolled products	26%	8%	5%	3%	10%	(5)%	(8)%	(16)%	(10)%

Total	15%	6%	10%	8%	10%	3%	(2)%	(9)%	(3)%

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

Increases or decreases in the average price of aluminum directly impact “net sales,” “cost of goods sold (exclusive of depreciation and amortization)” and working capital, albeit on a lag basis. These impacts are referred to as metal price lag. Metal price lag is caused by inventory and sales price exposure which we actively work to mitigate through our comprehensive risk management practices.

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

LME Aluminum Prices

The average (based on the simple average of the monthly averages) and closing prices based upon the LME for aluminum for the three and nine months ended December 31, 2011 and 2010 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2011	2010	Change	2011	2010	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,207	$2,314	(5)%	$2,600	$2,288	14%

Average cash price during the period	$2,089	$2,343	(11)%	$2,364	$2,176	9%

Closing cash price as of end of period	$1,971	$2,461	(20)%	$1,971	$2,461	(20)%

Aluminum prices have declined approximately $200 per ton during the third quarter of fiscal 2012. This resulted in $49 million of unrealized losses on undesignated metal derivatives and deferred gains of $7 million on designated metal hedges. Average aluminum prices were approximately $250 per ton lower in the third quarter of fiscal 2012 compared to the same period in the prior year. Additionally, although average aluminum prices were higher for the nine month period ended December 31, 2011 as compared to the same period in the prior year, prices actually decreased from the beginning of fiscal 2012 through December 31, 2011. Aluminum prices have risen during the first part of our fourth quarter of fiscal 2012.

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

We eliminate any risk by purchasing LME aluminum forward contracts simultaneous with our sales contracts to customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuation attributable to the fixed forward price exposure combined with hedges of metal price lag to synthetically help ensure we purchase metal for the same price at which we agree to sell metal.

The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery and revenue recognition under metal price lag and the related fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income before income taxes” and “Net income (loss).” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized.

We settle derivative contracts in advance of billing on the underlying physical inventory and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days.

Foreign Exchange

We operate a global business and conduct business in various currencies around the world. Fluctuations in foreign exchange rates impact our operating results. We recognize foreign exchange gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rate as of the end of each period and the average of the month-end exchange rates for the three and nine months ended December 31, 2011 and 2010:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of		Three Months Ended		Nine Months Ended
	December 31, 2011	March 31, 2011	December 31,		December 31,
			2011	2010	2011	2010

U.S. dollar per Euro	1.292	1.419	1.340	1.338	1.402	1.304

Brazilian real per U.S. dollar	1.863	1.627	1.784	1.696	1.674	1.739

South Korean won per U.S. dollar	1,153	1,107	1,136	1,141	1,105	1,163

Canadian dollar per U.S. dollar	1.020	0.971	1.018	1.014	0.991	1.033

During the third quarter of fiscal 2012, the U.S. dollar strengthened against the Euro and Brazilian real, was relatively flat against the South Korean won, and weakened against the Canadian dollar. In Europe, the strengthening of the U.S. dollar resulted in foreign exchange losses as these operations are recorded in local currency. In Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and local currency operating costs, we incurred foreign exchange gains as real denominated liabilities are remeasured to the U.S. dollar.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures. The movement of currency exchange rates during the third quarter of fiscal 2012 resulted in $2 million of unrealized gains on undesignated foreign currency derivatives and deferred gains of $4 million on designated foreign currency hedges. The movement of the U.S. dollar during the third quarter of fiscal 2011 resulted in $13 million of unrealized gains on undesignated foreign currency derivatives.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

Our operational performance remains strong despite the continued global economic uncertainty which negatively impacted our volumes in the quarter. “Net sales” for the three months ended December 31, 2011 decreased 4% as compared to the three months ended December 31, 2010, primarily driven by an 11% decrease in average aluminum prices and a decline in volumes. These declines were partially offset by higher conversion premiums across all of our segments and continued increases in demand for our automotive products.

“Cost of goods sold (exclusive of depreciation and amortization)” remained flat at $2.2 billion in the third quarter of fiscal 2012 as compared to the same period in fiscal 2011. “Cost of goods sold (exclusive of depreciation and amortization)” was impacted by an overall decline in shipments and lower average aluminum prices offset by higher input costs.

“Income (loss) before income taxes” for the third quarter of fiscal 2012 was a $(21) million loss, which compared to a $(2) million loss reported in the third quarter of fiscal 2011. In addition to the factors noted above, the following items affected “Income (loss) before income taxes:”

•

$79 million of “Depreciation and amortization” for the third quarter of fiscal 2012 as compared to $100 million for the third quarter of fiscal 2011 as a result of groups of our fixed assets reaching their fully depreciated balances since our purchase by Hindalco and reduced depreciation as a result of certain facility shut-downs over the past several years

•

$74 million of “Interest expense and amortization of debt issuance costs” for the third quarter of fiscal 2012 as compared to $46 million for the third quarter of fiscal 2011 as a result of our higher debt balances and amortization of debt issuance costs from our refinancing in the third quarter of fiscal 2011

•	$74 million of “Loss on early extinguishment of debt” related to a series of refinancing transactions executed and recorded in the third quarter of prior year

•

$1 million of “Restructuring charges, net” for the third quarter of fiscal 2012 as compared to $20 million in the same period in the prior year related primarily to the restructuring activities initiated and recognized in the third quarter of fiscal year 2011 with our Bridgenorth, U.K. facility

•	foreign currency remeasurement gains, net of related derivatives, of $4 million for the third quarter of fiscal 2012 as compared to losses of $11 million in the same period in the prior year

•

unrealized losses of $63 million for the third quarter of fiscal 2012 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $9 million of gains for the third quarter of fiscal 2011

•

realized gains of $66 million for the third quarter of fiscal 2012 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $21 million of realized gains in prior year.

We reported “Net income (loss) attributable to our common shareholder” of $(12) million loss for the third quarter of fiscal 2012 as compared to a $(46) million loss for the third quarter of fiscal 2011, primarily as a result of the factors discussed above. Also impacting these results in the third quarter of fiscal 2012 was a $22 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, a $10 million benefit from non-taxable dividends and a $20 million benefit related to decreases in uncertain tax positions.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency derivatives on our foreign currency balance sheet exposures, which are included in segment income; (e) “impairment of goodwill”; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of total “Segment income.”

Adjustment to Eliminate Proportional Consolidation. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant US GAAP-based measures, we must adjust proportional consolidation of each line item. See Note 4 — Consolidation and Note 5 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results Three Months Ended December 31, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$912	$804	$398	$321	$27	$2,462
Shipments
Rolled products	248	183	117	100	—	648
Ingot products	2	19	6	7	—	34

Total shipments	250	202	123	107	—	682

Selected Operating Results Three Months Ended December 31, 2010	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$901	$835	$470	$321	$33	$2,560
Shipments
Rolled products	262	208	148	97	—	715
Ingot products	5	17	—	14	—	36

Total shipments	267	225	148	111	—	751

The following table reconciles changes in “Segment income” for the three months ended December 31, 2010 to the three months ended December 31, 2011 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency derivatives which hedge our foreign currency balance sheet exposure.

Changes in Segment income	North America	Europe	Asia	South America	Total
Segment income — three months ended December 31, 2010	$97	$47	$59	$35	$238
Volume	(9)	(25)	(18)	3	(49)
Conversion premium and product mix	15	27	13	14	69
Conversion costs(A)	(15)	(26)	(9)	(7)	(57)
Metal price lag	5	(4)	12	(5)	8
Foreign exchange	—	2	(15)	13	—
Primary metal production	—	—	—	2	2
Other changes(B)	1	3	1	(3)	2

Segment income — three months ended December 31, 2011	$94	$24	$43	$52	$213

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost inflation (deflation).
(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions. Significant fluctuations in these items are discussed below.

North America

As of December 31, 2011, our North American operations manufactured aluminum sheet and light gauge products through 11 operating plants, including two dedicated recycling facilities. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications and other industrial applications. Our $200 million expansion project at our Oswego, NY facility is scheduled to be operational in mid calendar year 2013.

“Net sales” for the third quarter of fiscal 2012 increased $11 million, or 1%, as compared to the third quarter of fiscal 2011 reflecting improved conversion premiums, partially offset by a decrease in the volumes of flat rolled products and a decrease in the average price of aluminum. We experienced lower volumes in can, light gauge and industrial products, partially offset by higher volumes in our automotive products.

“Segment income” for the third quarter of fiscal 2012 was $94 million, down $3 million as compared to the comparable period in prior year, driven by lower volumes and the lower average price of aluminum discussed above. Additionally, conversion costs were negatively impacted by higher headcount in our plants, decreases in the utilization of UBCs, and higher melt loss. Other changes include lower research and development costs and lower general and administrative costs.

Europe

As of December 31, 2011, our European segment provided European markets with value-added sheet and light gauge products through 12 operating plants, including one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products. During the first quarter of fiscal 2012, we announced that we were investing to increase our recycling capacity at two of our aluminum rolled products facilities in Europe. The recycling furnace at one of the capital expansion projects started in the second quarter and the other is expected to be operational in mid calendar year 2012.

“Net sales” for the third quarter of fiscal 2012 decreased $31 million, or 4%, as compared to the third quarter of fiscal 2011 driven by a reduction in volumes of our flat rolled products and a decline in the average price of aluminum. Our can stock volumes were down compared to the prior year driven by customer destocking during the quarter. We experienced some softness in demand in our industrial and light gauge flat rolled products due to the financial instability in Europe, while demand for our automotive products increased compared to the same period in the prior year. Partially offsetting these unfavorable variances were higher conversion premiums as a result of a more favorable product mix and higher volumes of other non-FRP metal sales.

“Segment income” for the third quarter of fiscal 2012 was $24 million, down $23 million compared to the same period of the prior year, driven by the lower volumes noted above and higher conversion costs. Higher prices of scrap metal and UBCs and an increase in contractor costs contributed to the unfavorable results in conversion costs. We also experienced the negative effects of changes in metal price lag. Other changes include lower research and development costs and lower general and administrative costs.

Asia

As of December 31, 2011, Asia operated three operating plants with production balanced between beverage and food can, specialty (including electronics) and foil end-use applications. Our $400 million expansion of our rolling and recycling capacity in South Korea is on schedule and expected to become operational at the end of calendar year 2013.

“Net sales” for the third quarter of fiscal 2012 decreased $72 million, or 15%, as compared to the third quarter of fiscal 2011 reflecting lower volumes of our flat rolled products and a decline in average aluminum prices. The reduction in our can stock volumes was driven by some of our customers’ efforts to destock inventory levels during the quarter, which resulted in a decline in demand. We experienced a decrease in our electronics shipments in the third quarter compared to the prior year driven by the continued global economic uncertainty. The declines in our volumes were offset by favorable product mix, which resulted in an increase in our conversion premium in the third quarter, compared to the same period in the prior year.

“Segment income” of $43 million in the third quarter of fiscal 2012 compared unfavorably to $59 million for the third quarter of fiscal 2011. The unfavorable change in segment income compared to the prior year was driven by declining volumes stated above, the negative impact of foreign currency exchange rates, an increase in labor costs, fuel and electricity, and the price of scrap metal, partially offset by positive metal price lag.

South America

Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included 3 operating plants in Brazil, including one smelter, power generation facilities and bauxite mines as of December 31, 2011. Our previously announced $300 million expansion of our Pinda facility in Brazil is expected to come online at the end of calendar year 2012. Additionally, we have announced plans to invest $50 million to install a coating line for beverage can end stock and $30 million to expand recycling capacity in the Pinda facility.

“Net sales” remained relatively flat as compared to the prior year period, despite a decrease in average aluminum prices. Shipments of our flat rolled products increased compared to the same quarter in prior year, driven by higher demand for beverage and food can products, offset by a decrease in non-FRP volumes.

“Segment income” for South America increased $17 million to $52 million in the third quarter of fiscal year 2012 compared to the prior year period. Improved conversion premiums and the positive effects of changes in foreign currency exchange rates were partially offset by higher UBC prices, higher utility costs and unfavorable metal price lag.

Reconciliation of segment results to “Net income (loss)”

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives, except for derivatives to manage our foreign currency balance sheet exposure, are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income (loss) attributable to our common shareholder” for the three months ended December 31, 2011 and 2010 (in millions).

	Three Months Ended December 31,
	2011	2010
North America	$94	$97
Europe	24	47
Asia	43	59
South America	52	35

Total Segment income	213	238
Depreciation and amortization	(79)	(100)
Interest expense and amortization of debt issuance costs	(74)	(46)
Interest income	3	4
Adjustment to eliminate proportional consolidation	(9)	(11)
Unrealized gains (losses) on change in fair value of derivative instruments, net	(63)	9
Realized gains (losses) on derivative instruments not included in segment income	(3)	4
Loss on early extinguishment of debt	—	(74)
Restructuring charges, net	(1)	(20)
Other costs, net	(8)	(6)

Income (loss) before income taxes	(21)	(2)
Income tax (benefit) provision	(10)	33

Net income (loss)	(11)	(35)
Net income (loss) attributable to noncontrolling interests	1	11

Net income (loss) attributable to our common shareholder	$(12)	$(46)

“Depreciation and amortization” decreased $21 million primarily as a result of facilities that have been shut-down and are no longer being depreciated, as well as assets which became fully depreciated as they reached the end of the useful lives assigned at the time of the purchase of Novelis by Hindalco.

“Interest expense and amortization of debt issuance costs” increased by $28 million primarily due to higher average debt balances and higher capitalized debt issuance costs as a result of refinancing our debt in the third quarter of fiscal 2011.

“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Norf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax (benefit) provision.”

“Unrealized gains (losses) on change in fair value of derivative instruments, net” is comprised of unrealized gains and losses on undesigned derivatives other than foreign currency remeasurement.

“Loss on early extinguishment of debt” in the third quarter of fiscal year 2011 related to a series of debt refinancing transactions completed in December 2010.

“Restructuring charges, net” in the third quarter of fiscal 2011 primarily related restructuring activities initiated with our Bridgnorth, U.K. facility. See Note 2 — Restructuring Programs.

For the three months ended December 31, 2011, we recorded a $10 million “Income tax benefit” on our pre-tax loss before our equity in net income of non-consolidated affiliates of $17 million, which represented an effective tax rate of 59%. Our effective tax rate differs from the benefit at the Canadian statutory rate primarily due to the following factors: (1) a $1 million benefit for exchange remeasurement of deferred income taxes, (2) a $22 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) a $10 million benefit from non-taxable dividends, (4) a $4 million expense from differences between the Canadian and foreign statutory tax rates applied to entities in different jurisdictions, and (5) a $20 million benefit related to decreases in uncertain tax positions.

For the three months ended December 31, 2010, we recorded a $33 million “Income tax (benefit) provision” on our pre-tax income before our equity in net income of non-consolidated affiliates of $3 million, which represented an effective tax rate of 1,100%. Due to our reduced level of pre-tax book income this quarter, our tax rate is not meaningful, but our presented effective tax rate differs from the expense at the Canadian statutory rate due to the following factors: (1) a $4 million expense for exchange remeasurement of deferred income taxes, (2) a $15 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) a $9 million expense from differences between the Canadian and foreign statutory tax rates applied to entities in different jurisdictions, and (4) a $1 million expense related to an increase in uncertain tax positions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2010

We reported strong operating results over the past nine months despite the global market pressures we continue to experience. Our premium product portfolio, long-term customer base and business model enabled us to produce solid results for the nine months ended December 31, 2011 and we expect to produce strong results for fiscal 2012. “Net sales” for the nine months ended December 31, 2011 increased $838 million, or 11%, as compared to the same period in prior year primarily as a result of improved conversion premiums on our flat rolled products and higher average aluminum prices, partially offset by a slight decline in volumes.

“Cost of goods sold (exclusive of depreciation and amortization)” for the nine months ended December 31, 2011 increased $853 million, or 13%, as compared to the nine months ended December 31, 2010, which reflects the higher average aluminum prices and increased input cost pressures.

“Income before income taxes” for the nine months ended December 31, 2011 was $238 million, an increase of $37 million, or 18%, compared to the $201 million reported in the nine months ended December 31, 2010. In addition to the positive effects from operations discussed above, the following items affected “Income before income taxes:”

•

$249 million of “Depreciation and amortization” for the nine months ended December 31, 2011 as compared to $307 million for the same period in fiscal 2011 as a result of groups of our fixed assets reaching their fully depreciated balances since our purchase by Hindalco and reduced depreciation as a result of certain facility shut-downs over the past several years

•

$228 million of “Interest expense and amortization of debt issuance costs” for the nine months ended December 31, 2011 as compared to $125 million for the nine months ended December 31, 2010 as a result of our higher debt balances and amortization of debt issuance costs from refinancing our debt in the third quarter of fiscal 2011

•	$74 million of “Loss on early extinguishment of debt” related to a series of refinancing transactions executed and recorded in the prior year

•	foreign currency remeasurement losses, net of related derivatives, of $5 million for first nine months of fiscal 2012 compared to $10 million of losses in the same period in the prior year

•

unrealized losses of $38 million for the nine months ended December 31, 2011 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $37 million of losses in the same period of fiscal 2011

•

realized gains of $136 million for the nine months ended December 31, 2011 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $95 million of realized gains in prior year

•

$8 million gain on a litigation settlement in Brazil and $1 million loss on sale of assets in the first nine months of fiscal 2012, compared to an $11 million gain on sale of assets in the same period in the prior year.

We reported “Net income (loss) attributable to our common shareholder” of $170 million for the nine months ended December 31, 2011 as compared to $66 million for the nine months ended December 31, 2010, primarily as a result of the factors discussed above. Also impacting these results in the nine months ended December 31, 2011 was a $13 million benefit for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, a $30 million benefit for exchange remeasurement of deferred income taxes, a $61 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, a $41 million benefit from non-taxable dividends, a $12 million expense from differences between the Canadian and foreign statutory tax rates applied to entities in different jurisdictions and a $19 million benefit related to decreases in uncertain tax positions.

Segment Review

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 15 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results Nine Months Ended December 31, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$3,052	$2,916	$1,432	$942	$113	$8,455
Shipments
Rolled products	810	647	400	278	—	2,135
Ingot products	9	63	12	26	—	110

Total shipments	819	710	412	304	—	2,245

Selected Operating Results Nine Months Ended December 31, 2010	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$2,743	$2,551	$1,340	$876	$107	$7,617
Shipments
Rolled products	825	667	428	278	—	2,198
Ingot products	13	51	1	34	—	99

Total shipments	838	718	429	312	—	2,297

The following table reconciles changes in “Segment income” for the nine months ended December 31, 2010 to nine months ended December 31, 2011 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency derivatives which hedge our foreign currency balance sheet exposure.

Changes in Segment income	North America	Europe	Asia	South America	Total
Segment income — nine months ended December 31, 2010	$298	$217	$162	$115	$792
Volume	(9)	(20)	(17)	—	(46)
Conversion premium and product mix	37	49	38	35	159
Conversion costs(A)	(13)	(25)	(29)	(29)	(96)
Metal price lag	20	(21)	2	(2)	(1)
Foreign exchange	(6)	10	(12)	23	15
Primary metal production	—	—	—	4	4
Other changes(B)	(3)	3	5	(12)	(7)

Segment income — nine months ended December 31, 2011	$324	$213	$149	$134	$820

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina and melt loss. Fluctuations in this component reflect cost efficiencies during the period as well as cost inflation (deflation).
(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions, including such items as the impact of purchase accounting and metal price ceiling contracts. Significant fluctuations in these items are discussed below.

North America

Our North American operations reported strong operating results in the first nine months of fiscal 2012 compared to the same period in prior year, although we continue to see some softness in our can business due to customer destocking and a decline in demand for our light gauge products. “Net sales” for the nine months ended December 31, 2011 was $3.1 billion, up 11% as compared to $2.7 billion for the nine months ended December 31, 2010. This reflects higher average aluminum prices and strong conversion premiums as a result of focusing on our core premium products, offset by lower shipments.

“Segment income” for the nine months ended December 31, 2011 was $324 million, up 9% as compared to the same period in prior year. This increase was primarily due to improved conversion premiums and favorable changes in metal price lag offset by higher conversion costs and the negative effects of changes in foreign currency exchange rates. The higher conversion costs were driven by unfavorable melt loss, higher outbound freight, repairs and maintenance, and labor costs offset by favorable prices of scrap metal and an increase in the usage of lower priced UBCs.

Europe

Our European segment reported strong operating results compared to prior year driven by favorable results from our can and automotive products despite a challenging economic environment. We continue to experience some softness in our industrial, light gauge and foil products, which resulted in a decline of 21kt in our flat rolled product shipments compared to the same period in prior year. “Net sales” was $2.9 billion, up 14% compared to the nine months ended December 31, 2010, which reflects higher average aluminum prices, improved conversion premiums as a result of continued focus on our premium products and higher volumes of our automotive, can and other non-FRP metal sales.

“Segment income” for the nine months ended December 31, 2011 was $213 million, down 2% compared to the same period of the prior year. Improved conversion premiums were partially offset by higher conversion costs and the negative effects of metal price lag. Higher conversion costs compared to the same period in prior year were driven by unfavorable scrap and UBC prices and higher subcontractor costs, offset by favorable metal discounts and lower labor costs. Other changes include lower research and development costs, lower general and administrative costs, and the positive impact of foreign exchange rates.

Asia

Our Asia operating results remain positive, although the global macroeconomic uncertainties have had an impact on our shipments. During the nine months ended December 31, 2011, the can market of our Asian business had favorable results despite unseasonably cold and wet weather. We experienced continued softness in the electronics business as a result of economic uncertainty in the U.S. and Europe, but we believe this is a short-term trend and continue to believe in the long-term growth prospects of the electronics end market. Flat rolled product shipments were down as compared to the prior year, driven by the decline in electronics and foil stock volumes. “Net sales” increased $92 million, or 7%, for the nine months ended December 31, 2011 as compared to the same period in the prior year primarily as a result of higher average aluminum prices and improved conversion premiums.

“Segment income” for the nine months ended December 31, 2011 was $149 million, down $13 million as compared to the prior year period driven by higher conversion costs, lower volumes, and the negative impact of foreign currency changes, offset by improved conversion premiums. Conversion costs increased due to higher scrap prices, labor costs, fuel and utility costs and negative effects of increased melt loss. Other changes reflect a positive impact from fixed forward price sales contracts.

South America

Our South America operations had positive operating results for the nine months ended December 31, 2011, compared to prior year, despite unseasonably cold and wet weather earlier in our fiscal year and some customer destocking. “Net sales” increased $66 million, or 8%, as compared to the same period in fiscal 2011 primarily as a result of higher average aluminum prices and improved conversion premiums. Our flat rolled product shipments remained flat as compared to prior year.

“Segment income” for the nine months ended December 31, 2011 increased $19 million, or 17%, as compared to the prior year period. Improved conversion premiums and the positive effects of changes in foreign currency exchange rates were partially offset by higher UBC and scrap prices, unfavorable melt loss, and higher costs for alloys and hardeners. Other changes include higher general and administrative costs.

Reconciliation of segment results to Net income

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives, except for derivatives used to manage our foreign currency balance sheet exposure, are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the nine months ended December 31, 2011 and 2010 (in millions).

	Nine Months Ended December 31,
	2011	2010
North America	$324	$298
Europe	213	217
Asia	149	162
South America	134	115

Total segment income	820	792
Depreciation and amortization	(249)	(307)
Interest expense and amortization of debt issuance costs	(228)	(125)
Interest income	11	10
Unrealized gains (losses) on change in fair value of derivative instruments, net	(38)	(37)
Realized gains (losses) on derivative instruments not included in segment income	(1)	4
Adjustment to eliminate proportional consolidation	(34)	(33)
Loss on early extinguishment of debt	—	(74)
Restructuring charges, net	(31)	(35)
Other costs, net	(12)	6

Income before income taxes	238	201
Income tax provision	42	104

Net income	196	97
Net income attributable to noncontrolling interests	26	31

Net income attributable to our common shareholder	$170	$66

For the nine months ended December 31, 2011, we recorded a $42 million “Income tax provision” on our pre-tax income before our equity in net income of non-consolidated affiliates of $247 million, which represented an effective tax rate of 17%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) a $13 million benefit for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $30 million benefit for exchange remeasurement of deferred income taxes, (3) a $61 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (4) a $41 million benefit from non-taxable dividends, (5) a $12 million expense from differences between the Canadian and foreign statutory tax rates applied to entities in different jurisdictions, and (6) a $19 million benefit related to decreases in uncertain tax positions.

For the nine months ended December 31, 2010, we recorded a $104 million “Income tax provision” on our pre-tax income before our equity in net income of non-consolidated affiliates of $212 million, which represented an effective tax rate of 49%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) a $15 million expense for exchange remeasurement of deferred income taxes, (2) a $30 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, (3) a $5 million benefit from differences between the Canadian and foreign statutory tax rates applied to entities in different jurisdictions, and (4) a $2 million benefit related to decreases in uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.

As of December 31, 2011, we had available liquidity of $857 million, which reflects a decrease of 19% and 14% from March 31, 2011 and September 31, 2011, respectively, driven by higher capital expenditures, higher working capital needs and short-term borrowings used to purchase the noncontrolling interest in the Company’s Korean operations in December 2011. We expect to maintain adequate liquidity throughout fiscal 2012 despite the changing economic uncertainty and the significant investments we are making with our expansion projects in Oswego, NY facility, Pinda, Brazil facility and expansion in South Korea.

Available Liquidity

Our available liquidity as of December 31, 2011 and March 31, 2011 is as follows (in millions):

	December 31, 2011	March 31, 2011
Cash and cash equivalents	$436	$311
Overdrafts	(1)	(17)
Availability under the ABL facility	422	767

Total liquidity	$857	$1,061

The “cash and cash equivalents” balance above includes cash held in foreign countries in which we operate.

Free Cash Flow

We define “Free cash flow” (which is a non-GAAP measure) as: (a) “net cash provided by (used in) operating activities,” (b) “plus net cash provided by (used in) investing activities” and (c) less “net proceeds from sales of assets.” Management believes that “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow.” Our method of calculating “Free cash flow” may not be consistent with that of other companies.

The following table shows the “Free cash flow” for the nine months ended December 31, 2011 and 2010, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended December 31,
	2011	2010	Change
Net cash provided by operating activities	$205	$218	$(13)
Net cash (used in) investing activities	(195)	(14)	(181)
Less: Proceeds from sales of assets	(11)	(28)	17

Free cash flow	$(1)	$176	$(177)

Ending cash and cash equivalents	$436	$297	$139

“Free cash flow” decreased $177 million in the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010. The changes in “Free cash flow” are described in greater detail below.

Operating Activities

Overall operating results were strong for the nine months ended December 31, 2011, reflecting improvements in conversion premiums offset by higher conversion costs, lower volumes and $154 million of higher interest payments. A summary of our operating activities for the nine months ended December 31, 2011 can be found above in “Results of operations for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.”

During the remainder of fiscal 2012, we expect to contribute an additional $23 million to our funded pension plans, $3 million to our unfunded pension plans and $4 million to our savings and defined contribution plans.

We implemented a new retirement pension plan in South Korea at the end of December 2011, in accordance with the Employee Retirement Benefits Security Act of South Korea, which requires companies to convert from retirement insurance plans to retirement pension plans. Included in our expected contributions for the remainder of our fiscal 2012 is $5 million of contributions we plan to make related to interim settlement elections by employees.

We exited our former defined contribution plan in Switzerland and have entered into a new defined contribution plan. We plan to contribute approximately $7 million over the next ten years to the new defined contribution plan.

Investing Activities

The following table presents information regarding our “Net cash provided by (used in) investing activities” (in millions).

	Nine Months Ended December 31,
	2011	2010	Change
Capital expenditures	$(297)	$(132)	$(165)
Proceeds from settlement of other undesignated derivative instruments, net	95	81	14
Proceeds from sales of assets	11	28	(17)
Proceeds from investment in and advances to non-consolidated affiliates, net	1	1	—
(Outflow) proceeds from related party loans receivable, net	(5)	8	(13)

Net cash (used in) provided by investing activities	$(195)	$(14)	$(181)

The majority of our capital expenditures for the nine months ended December 31, 2011 were attributable to our three major expansion projects in Brazil, South Korea and North America. The majority of our capital expenditures in the first nine months of the prior year were for projects devoted to product quality, technology, productivity enhancement and debottlenecking. We expect to increase our capital expenditures in the fourth quarter of fiscal 2012 as a result of our three major expansions. We expect that our total annual capital expenditures for fiscal 2012 will be between $550 and $600 million.

The settlement of undesignated derivative instruments resulted in an inflow of $95 million in the nine months ended December 31, 2011 as compared to $81 million in cash inflow in the nine months ended December 31, 2010. Based on forward curves for metal, foreign currencies, interest rates and energy as of December 31, 2011, we forecast approximately $28 million of cash inflows related to the settlement of derivative instruments in the fourth quarter.

The majority of proceeds from asset sales in the nine months ended December 31, 2010 relate to asset sales in South America.

“(Outflow) proceeds from related party loans receivable, net,” during all periods are primarily comprised of additional loans made to our non-consolidated affiliate, Aluminium Norf GmbH (Norf), net of payments we received related to a previous loan due from Norf.

Financing Activities

The following table presents information regarding our “Net cash provided by (used in) financing activities” (in millions).

	Nine Months Ended December 31,
	2011	2010	Change
Proceeds from issuance of debt, third parties	$274	$3,985	$(3,711)
Principal payments, third parties	(16)	(2,486)	2,470
Short-term borrowings (payments), net	211	49	162
Return of capital to our common shareholder	—	(1,700)	1,700
Dividends, noncontrolling interest	(1)	(18)	17
Debt issuance costs	(2)	(174)	172
Acquisition of noncontrolling interest in Novelis Korea Ltd	(343)	—	(343)

Net cash provided by (used in) financing activities	$123	$(344)	$467

In December 2011, we acquired an additional 31.2% percent of the outstanding noncontrolling interest shares of Novelis Korea Limited for cash of $343 million. We funded the acquisition with a $225 million secured term loan, which resulted in cash proceeds, net of the debt discount, of $219 million. The remaining purchase price was funded through short-term borrowings and other available cash.

In the third quarter of fiscal 2012, we executed three separate loan agreements with Korean banks, which resulted in $43 million of proceeds from the issuance of long-term debt and additional short-term borrowings of $17 million.

In December 2010, we completed a series of refinancing transactions, which included the issuance of $1.1 billion of notes due 2012, $1.4 billion of notes due 2020 and a $1.5 billion secured term loan. The proceeds from the refinancing were used repay a prior secured loan credit facility, fund tender offers of old notes and pay various financing expenses. Additionally, a portion of the proceeds were used to fund a distribution of $1.7 billion as a return of capital to Hindalco.

As of December 31, 2011, our short-term borrowings were $227 million consisting of $208 million of short-term loans under our senior secured credit facilities (ABL Facility), $1 million in bank overdrafts, $17 million of bank loans in South Korea and $1 million of other short term borrowings. As of December 31, 2011, $23 million of the ABL Facility was utilized for letters of credit and we had $422 million in remaining availability under the ABL Facility. The weighted average interest rate on our total short-term borrowings was 4.30% and 2.43% as of December 30, 2011 and March 31, 2011, respectively.

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

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011 and March 31, 2011, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. In December 2011, we entered into a $225 million Incremental Term Loan and three banks loans in the amount of $60 million. See Note 6 — Debt to our accompanying condensed consolidated financial statements for more details.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the nine months ended December 31, 2011, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2011.

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

Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. By providing total “Segment income,” together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.

However, total “Segment income” is not a measurement of financial performance under US GAAP, and our total “Segment income” may not be comparable to similarly titled measures of other companies. Total “Segment income” has important limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under US GAAP. For example, total “Segment income”:

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2011 condensed consolidated balance sheet.

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

A key component of our conversion model is the use of derivative instruments on projected aluminum requirements to preserve our conversion margin. We enter into forward metal purchases simultaneously with the sales contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The recognition of unrealized gains and losses on metal derivative positions typically precedes customer delivery and revenue recognition under the related fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on metal derivatives and recognition of revenue impacts income (loss) before income taxes and net income (loss). Gains and losses on metal derivative contracts are not recognized in segment income until realized.

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

Sensitivities

We estimate that a 10% increase in LME aluminum prices would result in a $25 million pre-tax gain related to the change in fair value of our aluminum contracts as of December 31, 2011.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the three months ended December 31, 2011, natural gas and electricity represented approximately 88% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of December 31, 2011, we have a nominal amount of forward purchases outstanding related to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 56% of our total electricity requirements in that segment. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2011, given a 10% decline in spot prices for energy contracts ($ in millions).

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2011, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(40)
Euro	10%	(30)
Korean won	(10)%	(15)
Canadian dollar	(10)%	(2)
British pound	(10)%	(2)
Swiss franc	(10)%	(7)

Interest Rate Risks

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited which resulted in de-designation. The Term Loan Facility contains a floor feature of the higher of LIBOR or 100 basis points plus a spread ranging from 2.75% to 3.00%. As of December 31, 2011, this floor feature was in effect, changing our variable rate debt to fixed rate debt. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

Due to the floor feature of our Term Loan Facility mentioned above, a 10 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2011, would have no impact on our annual pre-tax income. To be above the 2011 Term Loan Facility floor feature, as of December 31, 2011, interest rates would have to increase by 43 basis points (bp). From time to time, we have used interest rate swaps to manage our debt cost. In Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 6 — Debt for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2011, given a 100 bps negative shift in USD LIBOR ($ in millions).

	Change in Rate		Change in Fair Value
Interest Rate Contracts
North America	(100	)bps	$(0.5)

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

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

There were no material changes in our risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2011 and in Part II, Item 1A in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2011 and September 30, 2011 .

Item 6. Exhibits

Exhibit No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 8-K filed on November 10, 2010 (File No. 001-32312))

3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

4.1	Supplemental Indenture relating to the 8.375% Senior Notes due 2017, dated as of December 7 2011 between Novelis Inc., the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2	Supplemental Indenture relating to the 8.75% Senior Notes due 2020, dated as of December 7, 2011 between Novelis Inc., the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1	$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. The Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.

By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By	/s/ Robert P. Nelson
Robert P. Nelson
Vice President Finance — Controller
(Principal Accounting Officer)

Date: February 8, 2012

EXHIBIT INDEX

Exhibit No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 8-K filed on November 10, 2010 (File No. 001-32312))

3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

4.1	Supplemental Indenture relating to the 8.375% Senior Notes due 2017, dated as of December 7, 2011 between Novelis Inc., the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2	Supplemental Indenture relating to the 8.75% Senior Notes due 2020, dated as of December 7, 2011 between Novelis Inc., the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1	$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. The Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase