Form 10-K
period 2012-03-31
Novelis Inc.
filed 2012-05-24
CIK 1304280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 001-32312

Novelis Inc.

(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3560 Lenox Road, Suite 2000, Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

(404) 760-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes   ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 24, 2012, the registrant had 1,000 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

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

This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with aluminum prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing to fund current operations and for future capital requirements;

•	the level of our indebtedness and our ability to generate cash;

•	lowering of our ratings by a credit rating agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

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

The following table sets forth exchange rate information expressed in terms of Canadian dollars per U.S. dollar at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. As noted above, the years ended March 31, 2012, 2011 and 2010 include exchange data from Citibank as of 16:00 GMT. The rates set forth below may differ from the actual rates used in our accounting processes and in the preparation of our consolidated financial statements.

Period	At Period End	Average Rate(A)	High	Low
April 1, 2007 Through May 15, 2007(B)	1.0976	1.1022	1.1583	1.0976
May 16, 2007 Through March 31, 2008(B)	1.0275	1.0180	1.1028	0.9168
Year Ended March 31, 2009	1.2579	1.1247	1.2694	0.9938
Year Ended March 31, 2010	1.0144	1.0848	1.1881	1.0144
Year Ended March 31, 2011	0.9709	1.0206	1.0663	0.9709
Year Ended March 31, 2012	0.9973	0.9922	1.0433	0.9510

(A)	For periods after December 31, 2008, this represents the average of the 16:00 GMT buying rates on the last day of each month during the period. For periods before December 31, 2008, we used the average of the 17:00 Greenwich Mean Time (GMT) (12:00 P.M. Eastern Standard Time) on the last day of each month during the period.
(B)	See Note 1 — Business and Summary of Significant Accounting Policies (Acquisition of Novelis Common Stock) to our accompanying audited consolidated financial statements.

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

Our business is conducted under a conversion model that allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium.” The use of the term “conversion premium” in this Annual Report, refers to the conversion costs we charge our customers to produce the rolled product which reflects, among other factors, the competitive market conditions for that product, exclusive of the pass through aluminum price.

PART I

Item 1. Business

Overview

We are the world’s leading aluminum rolled products producer based on shipment volume in fiscal 2012, with flat rolled product shipments during that period of approximately 2,838 kt. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated aluminum products in all of the regions in which we operate. We are also the global leader in the recycling of used aluminum beverage cans. We had “Net sales” of approximately $11.1 billion for the year ended March 31, 2012.

Our History

Organization and Description of Business

Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronic, architectural, and industrial and other product markets. We also have recycling operations in several of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs). As of March 31, 2012, we had operations in eleven countries on four continents: North America, Europe, Asia and South America, through 29 operating plants, including recycling operations in 12 of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.

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

Recycled aluminum is also an important and growing source of input material. Aluminum is infinitely recyclable and recycling it requires approximately 5% of the energy needed to produce primary aluminum. As a result, in regions where aluminum is widely used, manufacturers and customers are active in setting up collection processes in which UBCs and other recyclable aluminum are collected for re-melting and reuse. Manufacturers may also enter into agreements with customers who return recycled process material and pay to have it re-melted and rolled into the same product again.

End-use Markets

Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into five end-use markets based upon similarities in end-use: (1) packaging; (2) transportation; (3) electronics (4) architectural and (5) industrial and other. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships.

Packaging. Aluminum, because of its relatively light weight, recyclability and formability, has a wide variety of uses in packaging. Beverage cans are the second largest aluminum rolled products application, accounting for approximately 23% of total worldwide shipments in the calendar year ended December 31, 2011, according to market data from Commodity Research Unit International Limited (CRU), an independent business analysis and consultancy group focused on the mining, metals, power, cables, fertilizer and chemical sectors. Beverage and food cans is also our largest end-use market, making up 61% and 58% of our total flat rolled product shipments for the years ended March 31, 2012 and 2011, respectively. The recyclability of aluminum cans enables them to be used, collected, melted and returned to the original product form an unlimited number of times, unlike steel, paper or polyethylene terephthalate (PET) plastic, which deteriorate with every iteration of recycling. Aluminum beverage cans also offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Additionally, the use of aluminum to package beverages such as craft beer is increasing, as aluminum does not allow in sunlight and therefore extends the shelf life of the product. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost efficient to ship.

Beverage can sheet is sold in coil form for the production of can bodies, ends and tabs. The material can be ordered as rolled, degreased, pre-lubricated, pre-treated and/or lacquered. Typically, can makers define their own specifications for material to be delivered in terms of alloy, gauge, width and surface finish.

Household foil is another packaging application and it includes home and institutional aluminum foil wrap sold as a branded or generic product. Known in the industry as packaging foil, it is manufactured in thicknesses ranging from 11 microns to 23 microns. Container foil is used to produce semi-rigid containers such as pie plates and take-out food trays and is usually ordered in a range of thicknesses ranging from 60 microns to 200 microns.

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

Aluminum is also used in aerospace applications, as well as in the construction of ships’ hulls, superstructures and passenger rail cars because of its strength, light weight, formability and corrosion resistance.

Electronics. Aluminum’s lightweight characteristics, high formability, ability to conduct electricity and dissipate heat and to offer corrosion resistance makes it useful in a wide variety of electronic applications. Uses of aluminum rolled products in electronics include flat screen televisions, personal computers, laptops, mobile phones, and digital music players.

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

Industrial and Other. Industrial applications include heat exchangers, process and electrical machinery, lighting fixtures, and insulation. Other uses of aluminum rolled products in consumer durables include microwaves, coffee makers, air conditioners and cooking utensils.

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

Competition

The aluminum rolled products market is highly competitive. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors are as follows:

North America	Asia
Alcoa, Inc. (Alcoa)	Alcoa
Aleris International, Inc. (Aleris)	Furukawa-Sky Aluminum Corp.
Tri-Arrows Aluminum Inc. (Tri-Arrows)	Kobe Steel Ltd.
Norandal Aluminum	Nanshan Aluminum
Constellium (formerly Alcan)	Sumitomo Light Metal Company, Ltd.
Wise Metal Group LLC	Southwest Aluminum Co. Ltd. Chinalco Group

Europe	South America
Alcoa	Alcoa
Aleris	Companhia Brasileira de Alumínio
Hydro A.S.A.
Constellium (formerly Alcan)

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

Key Factors Affecting Supply and Demand

The following factors have historically affected the supply of aluminum rolled products:

Production Capacity and Alternative Technology. In the aluminum rolled products industry, the addition of production capacity requires large capital investments and significant plant construction or expansion, and typically requires long lead-time equipment orders. Advances in technological capabilities allow aluminum rolled products producers to better align product portfolio and supply with industry demand. In addition, there are lower cost ways to enter the industry such as continuous casting, which offers the ability to increase capacity in smaller increments than is possible with hot mill additions. This enables production capacity to better adjust to small year-over-year increases in demand, however the continuous casting process results in the production of a more limited range of products.

Trade. Some trade flows do occur between regions despite shipping costs, import duties and the need for localized customer support. Higher value-added, specialty products such as plate and some foils are more likely to be traded internationally, especially if demand in certain markets exceeds local supply. With respect to less technically demanding applications, emerging markets with low cost inputs may export commodity aluminum rolled products to larger, more mature markets, as we have seen in China. Accordingly, regional changes in supply, such as plant expansions, have some impact on the worldwide supply of aluminum rolled products.

The following factors have historically affected the demand for aluminum rolled products:

Economic Growth. We believe that economic growth is currently the single largest driver of aluminum rolled products demand. In mature markets, growth in demand has typically correlated closely with growth in industrial production.

In many emerging markets such as Brazil, growth in demand typically exceeds industrial production growth largely because of expanding infrastructures, capital investments and rising incomes that often accompany economic growth in these markets.

Substitution Trends. Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. We see strong substitution trends towards aluminum and away from other packaging materials in the beverage can market globally, except for North America which is already a mature market. We also see this significant and important trend in other product categories such as the automotive industry. As automotive manufacturers look for ways to meet fuel efficiency regulations and reduce carbon emissions, they need to lightweight their vehicles. As a result of aluminum’s durability, strength and weight, automobile manufacturers are substituting heavier alternatives for aluminum. Consequently, demand for flat rolled aluminum products has increased.

Seasonality. During our third fiscal quarter, we typically experience seasonal slowdowns resulting in lower shipment volumes. This is a result of declines in overall production output due primarily to holidays and cooler weather in North America and Europe, our two largest operating regions. We also experience downtime at our mills and customers’ mills due to scheduled plant maintenance and are impacted to a lesser extent by the seasonal downturn in construction.

Sustainability. Growing awareness of environmentalism and demand for recyclable products has increased the demand for aluminum rolled products. Unlike other commonly recycled materials such as paper, steel, or PET plastic, aluminum can be recycled an unlimited number of times without affecting the quality of the product. Additionally, the recycling process uses 95% less energy than is required to produce primary aluminum from mining and smelting, as well as significantly reduces greenhouse gas emissions.

Our Business Strategy

Our primary objective is to deliver customer and shareholder value by being the lowest cost, most technologically advanced, innovative and profitable aluminum rolled products company in the world. We intend to achieve this objective through the following areas of focus:

Operate as “One Novelis” — a Fully-integrated Global Company

We intend to continue to build on our focused business model to operate as “One Novelis.” The term “One Novelis” refers to our goal of becoming a truly integrated, global company driven by a singular focus. An important part of the One Novelis concept is our highly-focused, pass-through business model that utilizes our manufacturing excellence, our risk management expertise, our value-added conversion premium-based pricing, and, more importantly, our growing ability to leverage our global assets according to a single, corporate-wide vision. We believe this integrated approach is the foundation for the effective execution of our strategy across the Novelis system.

We strive to service our customers in a consistent, global manner through seamless alignment of goals, methods and metrics across the organization to improve communication and by implementation of strategic initiatives. These initiatives have resulted in enhanced operating margins and performance, and we will continue to take actions to ensure we are aligned to best leverage our operations globally.

Focus on Our Core Premium Products to Drive Enhanced Profitability

We will focus on capturing the global growth we see in our premium product markets of beverage can, automotive and electronic markets. We plan to continue improving our product mix and margins by leveraging our world-class assets and technical capabilities. Our management approach helps us to systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This ensures that we focus on growing in attractive market segments, while also taking actions to exit unattractive ones. We will continue to focus on our core products while investing in emerging growth markets.

Pursue Organic Growth Through Capital Investments in Emerging Growth Markets

We are investing heavily in increasing our capacity, particularly in high growth emerging markets. Our international presence positions us well to capture additional growth opportunities in targeted aluminum rolled products. In particular, we believe Asia and South America have high growth potential in areas such as beverage cans and electronics. Additionally, we believe there is strong automotive growth potential worldwide. While our existing manufacturing and operating presence positions us well to capture this growth, we are making incremental capital expenditures in these areas.

In response to the growing demand for our products in South America, we are expanding our aluminum rolling operations in Brazil to increase capacity to approximately 600 kt of aluminum sheet per year. We are also installing a new coating line for beverage can end stock and expanding our recycling capacity in the Pindamonhangaba (Pinda) facility in Brazil.

In response to the lightweighting trend in the automotive industry, we are increasing our North American rolling capacity by approximately 200 kt per year for the automotive end-use market.

We are expanding our rolling and recycling capabilities in South Korea in response to the growing demand in the broader Asian region. The rolling expansion, which will include investments in both hot rolling and cold rolling operations, is expected to increase capacity in South Korea by over 50% to approximately 1,000 kt of aluminum sheet per year. The expansion will also include the construction of an integrated state-of-the-art recycling center primarily for used aluminum beverage cans.

In April 2012, we announced plans to invest $100 million into an aluminum automotive sheet heat treatment plant in China. Construction of the new facility is expected to begin in the fall of 2012 and the plant to be operational beginning in late calendar year 2014 and have capacity of approximately 120 kt per year.

In May 2012, we confirmed a decision to invest $250 million at our Nachterstedt, Germany plant to build a fully integrated recycling facility. The facility will have an annual capacity of approximately 400 kt.

Sustainability

In December 2011, we released our first annual Sustainability Report in which we detailed ten Sustainability Targets for the year 2020, as well as our most significant environmental and social impacts over the last year. These targets include halving our greenhouse gas emissions, eliminating landfilling, reducing energy use and committing to implement a Supplier Code of Conduct. We are continuing to work with customers and other stakeholders to increase the awareness and importance of sustainability in aluminum products, specifically using lifecycle analysis to evaluate the carbon savings from lightweighting and recycling. We are driving our overall business model and strategy around sustainability in order to build our long term competitive advantage as we address growing societal needs. The recycled content of our products has increased significantly since last year, and now stands at a record high of 39%. With the improvements we made over the last year, we are making progress to meet our target of 80% by 2020. We are working on increasing recycling rates globally through our support of currently established and new recycling programs, as well as seeking ways to expand our recycling business into other scrap markets. We also joined the UN Global Compact in 2011, and plan to submit a Communication on Progress annually.

Focus on Reducing our Costs

We strive to be the lowest cost producer of world-class aluminum rolled products by pursuing a standardized focus on our core operations globally. To achieve this objective, we continue working to standardize our manufacturing processes and the associated upstream and downstream production elements where possible while still allowing the flexibility to respond to local market demands. In addition, we have implemented numerous restructuring initiatives, including the shutdown or sale of facilities, staff rationalization and other activities, all of which have led to significant cost savings that we will benefit from for years to come. We plan to focus on maintaining our low cost base, even as we invest in expansions, and intend to continuously evaluate and implement initiatives to improve operational efficiencies across our plants globally.

Our Operating Segments

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America. The following is a description of our operating segments as of March 31, 2012:

•	North America. Headquartered in Atlanta, GA, this segment manufactures aluminum sheet and light gauge products and operates 11 plants, including 4 plants with recycling operations, in two countries.

•	Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 12 plants, including 5 plants with recycling operations, in six countries.

•	Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries, including 2 plants with recycling operations.

•

South America. Headquartered in Sao Paulo, Brazil, our South America segment operates two rolling plants, including one with recycling operations, along with one primary aluminum smelter and a hydroelectric power plant as of March 31, 2012, all of which are located in Brazil. Our South America segment manufactures aluminum rolled products, including can stock, automotive and industrial sheet and light gauge. We also have mining rights located in Brazil which we are currently not exploring and alumina refinery assets that we are not operating.

The table below shows “Net sales” and total shipments by segment. For additional financial information related to our operating segments, see Note 20 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

Sales in millions	Year Ended March 31,
Shipments in kilotonnes	2012	2011	2010
Consolidated
Net sales	$11,063	$10,577	$8,673
Total shipments	2,982	3,097	2,854
North America
Net sales(A)	$3,967	$3,760	$3,130
Total shipments	1,079	1,121	1,063
Europe
Net sales(A)	$3,840	$3,589	$2,975
Total shipments	950	976	884
Asia
Net sales(A)	$1,830	$1,866	$1,501
Total shipments	536	581	534
South America
Net sales(A)	$1,278	$1,214	$948
Total shipments	417	419	373

(A)	Net sales by segment includes intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.

North America

As of March 31, 2012, North America operates 11 aluminum rolled products facilities, including 2 fully dedicated recycling facilities and 2 facilities with recycling operations, and manufactures a broad range of aluminum sheet and light gauge products. End-use markets for this segment include beverage cans, containers and packaging, automotive and other transportation applications, building products and other industrial applications. The majority of North America’s efforts are directed towards the beverage can sheet market. The beverage can end-use market is technically demanding to supply and pricing is competitive. We believe we have a competitive advantage in this market due to our low-cost and technologically advanced manufacturing facilities and technical support capability. Recycling is important in the manufacturing process and we have five facilities in North America that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from UBCs and the material is cast into sheet ingot for North America’s two can sheet production plants (at our Logan plant in Russellville, Kentucky and our Oswego, New York plant). We participate in a UBC recycling joint venture with Alcoa Inc., known as Evermore Recycling LLC (Evermore Recycling). Our equity investment in Evermore Recycling is 55.8% and Alcoa’s equity investment is 44.2%. In December 2011, we notified Alcoa Inc. of our intention to withdraw from the Evermore Recycling joint venture. In response to the lightweighting trend in the automotive industry, we are expanding our Oswego, NY facility to increase our North American rolling capacity by approximately 200 kt per year for the transportation end-use market, which is expected to be complete by mid calendar year 2013. In March 2012, we made the decision to close our Saguenay Works plant in Quebec, Canada effective August 2012.

Europe

As of March 31, 2012, Europe operates 12 operating plants, including one fully dedicated recycling facility, one integrated recycling facility and 3 facilities with recycling operations, and manufactures a broad range of sheet and foil products. End-use markets for this segment include beverage and food can, automotive, archictectural and industrial products, foil and technical products and lithographic. Beverage and food can represent the largest end-use market in terms of shipment volume by Europe. Europe has six aluminum rolled products facilities, five foil and packaging facilities, one fully depreciated recycling facility, distribution centers in Italy, and sales offices in several European countries. Operations include our 50% joint venture interest in Aluminium Norf GmbH (Alunorf), which is the world’s largest aluminum rolling and remelt facility. Alunorf supplies high quality can stock, foilstock and feeder stock for finishing at our other European operations.

In April 2009, we closed our distribution center in France. In March 2009, we announced the closure of our aluminum sheet mill in Rogerstone, South Wales, U.K. and ceased operations in April 2009. We sold the land for the Rogerstone facility during fiscal year 2012 and we sold other assets to Hindalco during fiscal year 2011. The Company ceased operations associated with the Bridgnorth, U.K. foil rolling and laminating operations at the end of April 2011 and subsequently sold the land and buildings at the Bridgnorth site.

Additionally, we sold certain pieces of equipment from the Bridgnorth plant to Hindalco during fiscal 2012 and 2011. In fiscal 2012, we commissioned a new recycling center at Alunorf. In March 2012, we made a decision to restructure our lithographic sheet operations in our Göttingen, Germany plant, which included the shutdown of one of our lithographic sheet lines. In May 2012, we confirmed a decision to invest $250 million at our Nachterstedt, Germany plant to build a fully integrated recycling facility, which will have an annual capacity of approximately 400 kt.

In March 2012, we announced the planned sale of three aluminum foil and packaging plants to American Industrial Acquisition Corporation (AIAC). The transaction includes foil rolling and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. These plants are expected to be sold in the middle of calendar year 2012, and we have classified the respective assets and liabilities of these plants as “Assets held for sale” and “Liabilities held for sale” in the consolidated balance sheet as of March 31, 2012.

Asia

As of March 31, 2012, Asia operates 3 manufacturing facilities, including 2 facilities with recycling operations, and manufactures a broad range of sheet and light gauge products. End-use markets include beverage and food cans, electronics, architectural, industrial and other products, automotive and foil. The beverage can market represents the largest end-use market in terms of volume. Recycling is an important part of our operations with recycling facilities at both the Ulsan, South Korea and Yeongju, South Korea plants. We believe that Asia is well-positioned to benefit from further economic development in China as well as other parts of Asia.

In May 2011, we announced plans to expand our aluminum rolling and recycling operations in South Korea in response to the growing demand in the broader Asia region. The rolling expansion, which will include investments in both hot rolling and cold rolling operations, will increase our aluminum sheet capacity in Asia to approximately 1,000 kt annually. A response to projected market growth in the region, the move is designed to rapidly bring to market high-quality aluminum rolling capacity aligned with the projected needs of a growing customer base. The new capacity is expected to be operational in late calendar year 2013. The expansion will increase Novelis’ aluminum sheet capacity in Asia by more than 50 percent, and will also include the construction of a state-of-the-art recycling center primarily for used aluminum beverage cans and a casting operation.

In April 2012, we announced plans to invest $100 million into an aluminum automotive sheet heat treatment plant in China. Construction of the new facility is expected to begin in the fall of 2012 and we expect the plant is expected to be operational beginning in late calendar year 2014 and have capacity of approximately 120 kt per year.

South America

As of March 31, 2012, South America operates two rolling plants, including one facility with recycling operations, along with one primary aluminum smelter and hydroelectric power plants, all of which are located in Brazil. South America manufactures aluminum rolled products, including can stock, automotive and industrial sheet and light gauge. The main markets are beverage and food can, specialty, industrial, foil and other packaging and transportation end-use applications. Beverage can represents the largest end-use application in terms of shipment volume. Our operations in South America include a smelter used by our Brazilian aluminum rolled products operations, with any excess production being sold on the market in the form of aluminum billets, and a hydroelectric power plant which we use to generate a portion of our own power requirements. Additionally, we have mining rights for mines located in South America which are not currently being explored.

In May 2009, we ceased the production of alumina at our Ouro Preto facility in Brazil as the sustained decline in alumina prices made production economically unfeasible. In light of the alumina and aluminum pricing environment, we closed our Aratu facility in Candeias, Brazil in December 2010.

In response to the growing demand for our products in South America, in May 2010 we announced a plan to expand our aluminum rolling operations in Brazil to increase our Pindamonhangaba’s capacity by more than 50% to approximately 600 kt of aluminum sheet per year. The project is expected to be completed by late calendar year 2012. Additionally, we have announced plans to install a new coating line for beverage can end stock and to expand recycling capacity in our Pindamonhangaba, Brazil facility.

Financial Information About Geographic Areas

Certain financial information about geographic areas is contained in Note 20— Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

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

Aluminum

We obtain aluminum from a number of sources, including the following:

Primary Aluminum Sourcing. We purchased or tolled approximately 1,800 kt of primary aluminum in fiscal 2012 in the form of sheet ingot, standard ingot and molten metal, approximately 50% of which we purchased from Alcan.

Primary Aluminum Production. We produced approximately 31 kt of our own primary aluminum requirements in fiscal 2012 through our smelter and related facilities in Brazil.

Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we have a closed-looped system whereby we take recycled processed material from their fabricating activity and re-melt, cast and roll it to re-supply them with aluminum sheet. Other sources of recycled material include lithographic plates, and products with longer lifespans, like cars and buildings, which are starting to become high volume sources of recycled material. We purchased or tolled approximately 1,100 kt of recycled material inputs in fiscal 2012 and are making recycling investments in Europe, Korea and South America to increase the amount of recycled material we use as raw materials.

For the materials that we recycle, they are remelted, cast and then rolled out in our operations. The net effect of all recycling activities is that approximately 39% of our total aluminum rolled product shipments in fiscal 2012 were made with recycled material inputs.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In fiscal 2012, natural gas and electricity represented approximately 88% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelter in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the purchase of derivative instruments. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.

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

Our South America segment has its own hydroelectric facility that supplies approximately 60% of our smelter operation’s electricity requirements. We have a mixture of self-generated electricity, long term and shorter term contracts. We may continue to face challenges renewing our South American energy supply contracts at rates which enable profitable operation of our full smelter capacity.

Others

We also have bauxite and alumina requirements. We will satisfy some of our alumina requirements for the near term pursuant to an alumina supply agreement we have entered into with Alcan.

Our Customers

Although we provide products to a wide variety of customers in each of the markets that we serve, we have experienced consolidation trends among our customers in many of our key end-use markets. In fiscal 2012, approximately 51% of our total “Net sales” were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts at developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage and Food Cans	Automotive
Anheuser-Busch, Incorporated	Audi Worldwide Company
Affiliates of Ball Corporation	BMW AG
Can-Pack S.A.	Daimler AG
Various bottlers of the Coca-Cola System	Ford Motor Company
Crown Cork & Seal Company	General Motors LLC
Rexam plc	Hyundai Motor Company
Jaguar Land Rover
Volvo Group

Construction, Industrial and Other	Electronics
AGFA Graphics N.V.	LG International Corporation
Amcor Limited	Samsung Electronics Co., Ltd
Lotte Aluminum Co. Ltd.
Pactiv Corporation
Ryerson Inc.
Tetra Pak International SA

Our single largest end-use market is beverage can sheet. We sell can sheet directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us. One of our beverage can sheet customers is Coca-Cola Bottlers’ Sales and Services (CCBSS). We have multi-year agreement with CCBSS to supply beverage can sheet, including can end, body and tab sheet to the various producers of beverage cans for Coca-Cola in North America where we are Coca-Cola’s primary supplier.

The table below shows our “Net sales” to Rexam Plc (Rexam), Anheuser-Busch, Incorporated (Anheuser-Busch), and Affiliates of Ball Corporation our three largest customers, as a percentage of total “Net sales.”

	Year Ended
	March 31,
	2012	2011	2010
Rexam	14%	15%	16%
Anheuser-Busch	10%	13%	11%
Affiliates of Ball Corporation	10%	8%	6%

Distribution and Backlog

We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and distributors.

	Year Ended March 31,
	2012	2011	2010
Direct sales as a percentage of total “Net sales”	93%	92%	93%
Distributor sales as a percentage of total “Net sales”	7%	8%	7%

Direct Sales

We supply various end-use markets all over the world through a direct sales force that operates from individual plants or sales offices, as well as from regional sales offices in 23 countries. The direct sales channel typically involves very large, sophisticated fabricators and original equipment manufacturers. Longstanding relationships are maintained with leading companies in industries that use aluminum rolled products. Supply contracts for large global customers generally range from one to five years in length and historically there has been a high degree of renewal business with these customers. Given the customized nature of products and in some cases, large order sizes, switching costs are significant, thus adding to the overall consistency of the customer base.

We also use third party agents or traders in some regions to complement our own sales force. They provide service to our customers in countries where we do not have local expertise. We tend to use third party agents in Asia more frequently than in other regions.

Distributors

We also sell our products through aluminum distributors, particularly in North America and Europe. Customers of distributors are widely dispersed, and sales through this channel are highly fragmented. Distributors sell mostly commodity or less specialized products into many end-use markets in small quantities, including the construction and industrial markets. We collaborate with our distributors to develop new end-use markets and improve the supply chain and order efficiencies.

Backlog

We believe that order backlog is not a material aspect of our business.

Research and Development

The table below summarizes our “Research and development expenses” in our plants and modern research facilities, which included mini-scale production lines equipped with hot mills, can lines and continuous casters (in millions).

	Year Ended March 31,
	2012	2011	2010
Research and development expenses	$44	$40	$38

We conduct research and development activities at our plants in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 180 employees dedicated to research and development, located in many of our plants and research centers. We are opening a global research and development center in Kennesaw, GA that will be operational in mid calendar year 2012. The center will offer state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used for the automotive, beverage can and electronic markets. To reach the Company’s sustainability commitments, a key focus is to help increase the amount of recycled metal content across all product lines while meeting performance requirements.

Our Employees

The table below summarizes our approximate number of employees by region.

Employees	North America	Europe	Asia	South America	Total
March 31, 2012	3,100	5,210	1,600	1,710	11,620
March 31, 2011	3,100	5,380	1,500	1,600	11,580

Approximately 58% of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of different durations.

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

We have established procedures for regularly evaluating environmental loss contingencies, including those arising from environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we also believe we have made reasonable estimates for the costs that are reasonably possible for these environmental loss contingencies. Accordingly, we have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. Management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition.

Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $16 million in fiscal 2012. We expect these capital expenditures will be approximately $11 million in fiscal 2013. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $17 million in fiscal 2012, and are expected to be $14 million in fiscal 2013. Generally, expenses for environmental protection are recorded in “Cost of goods sold (exclusive of depreciation and amortization).” However, significant remediation costs that are not associated with on-going operations are recorded in “Other (income) expense, net.”

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

Our ten largest customers accounted for approximately 51%, 50% and 48% of our total “Net sales” for the year ended March 31, 2012, 2011 and 2010, respectively, with Rexam Plc, a leading global beverage can maker, and its affiliates representing approximately 14%, 15% and 16% of our total “Net sales” in the respective periods. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations and cash flows. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Business — Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to obtain cost savings and other benefits.

Our results and short term liquidity can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers.

Most of our purchase and sales contracts are based on the LME aluminum price for high grade aluminum, and there are typically timing differences between the pricing periods for purchases and sales where purchase prices tend to be fixed and paid earlier than sales prices. This creates a price exposure that we call “metal price lag.” To mitigate this exposure, we sell short-term LME aluminum futures contracts to protect the value of priced metal purchases and inventory until the sale price is established. We settle these derivative contracts in advance of collecting from our customers, which both positively and negatively impacts our short-term liquidity position.

In addition, from time to time, customers request fixed prices for longer term sales commitments, and we in turn enter into futures purchase contracts to hedge against these fixed forward priced sales to customers. The mismatch between the settlement of these derivative contracts and customer collection from shipments hedged with these derivative contracts also leads to volatility in our short-term liquidity position, either positively or negatively. The lag between the derivative settlement and customer collection typically ranges from 30 to 60 days.

Our operations consume energy and our profitability and cash flows may decline if energy costs were to rise, or if our energy supplies were interrupted.

We consume substantial amounts of energy in our rolling, casting and smelter operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including:

•	increases in costs of natural gas;

•	significant increases in costs of supplied electricity or fuel oil related to transportation;

•	interruptions in energy supply due to equipment failure or other causes;

•	the inability to extend energy supply contracts upon expiration on economical terms; and

•	the inability to pass through energy costs in certain sales contracts.

In addition, global climate change may increase our costs for energy sources, supplies or raw materials. See We may be affected by global climate change or by legal, regulatory or market responses to such change. If energy costs were to rise, or if energy supplies or supply arrangements were disrupted, our profitability and cash flows could decline.

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

Approximately 58% of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future.

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

We use over-the-counter (OTC) derivatives products to hedge our metal commodity risks and our interest rate and currency risks. Recent legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. Final regulations pursuant to this legislation defining which companies will be subject to the legislation have not yet been adopted. If future regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities.

Our goodwill and other intangible assets could become impaired, which could require us to take non-cash charges against earnings.

We assess, at least annually and potentially more frequently, whether the value of our goodwill has been impaired. We assess the recoverability of finite-lived other intangible assets whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. Any impairment of goodwill or other intangible assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations.

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

We recorded “Restructuring charges, net” of $60 million and $34 million for the year ended March 31, 2012 and 2011, respectively, and $111 million “Loss on assets held for sale” for the year ended March 31, 2012. During these periods, we announced, among others, the following restructuring actions and programs:

•	the restructuring of our lithographic sheet European business, which resulted in closing one line in our Göttingen, Germany plant in March 2012;

•	the shutdown of our Saguenay Works plant in Quebec, Canada, decision made in March 2012 with an effective closing date in August 2012;

•	the announced sale of three of our European foil operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany, with an expected closing date of mid calendar year 2012;

•	the cessation of foil rolling activities and part of the packaging business at our facility located in Bridgnorth, U.K. in fiscal 2012; and

•	the shutdown of our Aratu facility located in Candeias, Brazil in fiscal 2011.

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

Capital investments in organic growth initiatives may not produce the returns we anticipate.

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

Most of our pension obligations relate to funded defined benefit pension plans for our employees in the U.S., the U.K. and Canada, unfunded pension benefits in Germany and lump sum indemnities payable to our employees in France, Italy, Korea and Malaysia upon retirement or termination. Our pension plan assets consist primarily of funds invested in listed stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Our results of operations, liquidity or shareholder’s equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits.

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

Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly own. These entities include our Norf, Germany; Logan, Kentucky; and Evermore Recycling joint ventures, as well as our majority-owned Malaysian subsidiary. Our Malaysian subsidiary is a public company whose shares are listed for trading on the Bursa Malaysia. Under the governing documents, agreements or securities laws applicable to or stock exchange listing rules relative to certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. In addition, we do not solely determine certain key matters, such as the timing and amount of cash distributions from these entities. As a result, our ability to access cash from these entities may be more restricted than if they were wholly-owned entities. Further, in some cases we do not have rights to prevent a joint venture partner from selling its joint venture interests to a third party.

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

If we are unable to obtain sufficient quantities of primary aluminum, recycled aluminum, sheet ingot and other raw materials used in the production of our products, our ability to produce and deliver products or to manufacture products on a timely basis and using the desired mix of metal inputs could be adversely affected.

We rely on a limited number of suppliers for our raw materials requirements. Increasing aluminum demand levels have caused supply constraints in the industry. Further increases in demand levels could exacerbate these supply issues. In addition, worldwide supplies of primary ingot may be constrained by speculative investor activities. If we are unable to obtain sufficient quantities of primary aluminum, recycled aluminum, sheet ingot and other raw materials used in the production of our rolled aluminum products due to supply constraints in the future, our ability to produce and deliver products or to manufacture products on a timely basis could be adversely affected.

Certain of our manufacturing operations rely on UBCs for a portion of base metal inputs. Since January 1, 2010, we have relied on our joint venture with Alcoa Inc., Evermore Recycling, as our exclusive agent for the procurement of UBCs in North America. In December 2011, we provided notice to Alcoa and Evermore Recycling of our intention to withdraw from Evermore Recycling. Upon the termination of our relationship with Evermore Recycling, we will acquire UBCs on our own behalf, through third party suppliers, to support our North American operations. Competition for UBCs is significant, and while we believe we will be able to obtain sufficient quantities to meet our production needs, if we are unable to do so, we could be required to purchase more expensive metal inputs which could have an adverse effect on our profitability and cash flows.

In addition, our sheet ingot requirements have historically been, in part, supplied by Rio Tinto Alcan pursuant to agreements with us. For the year ended March 31, 2012, we purchased the majority of our third party sheet ingot requirements from Rio Tinto Alcan’s primary metal group. If Rio Tinto Alcan or any other significant supplier of sheet ingot is unable to deliver sufficient quantities of this material on a timely basis, our production may be disrupted and our net sales, profitability and cash flows could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers of sheet ingot could be time consuming and expensive.

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

In addition, our competitive position within the global aluminum rolled products industry may be affected by, among other things, the trend toward consolidation among our competitors, exchange rate fluctuations that may make our products less competitive in relation to the products of companies based in other countries (despite the U.S. dollar-based input cost and the marginal costs of shipping) and economies of scale in purchasing, production and sales, which accrue to the benefit of some of our competitors. For example, the price gap between the Shanghai Futures Exchange (SHFE) and the LME may make products manufactured in China with SHFE prices for aluminum more competitive compared to our products manufactured in Asia with LME prices for aluminum.

Increased competition could cause a reduction in our shipment volumes and profitability or increase our expenditures, either of which could have a material adverse effect on our financial results and cash flows.

The end-use markets for certain of our products are highly competitive and customers are willing to accept substitutes for our products.

The end-use markets for certain aluminum rolled products are highly competitive. Aluminum competes with other materials, such as steel, plastics, composite materials and glass, among others, for various applications, including in beverage and food cans, electronics and automotive end-use markets. In the past, customers have demonstrated a willingness to substitute other materials for aluminum. For example, changes in consumer preferences in beverage containers have increased the use of PET plastic containers and glass bottles in recent years. These trends may continue. The willingness of customers to accept substitutes for aluminum products could have a material adverse effect on our financial results and cash flows.

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

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, post-mining reclamation and working conditions for our employees. Some environmental laws, such as Superfund and comparable laws in U.S. states and other jurisdictions worldwide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct.

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

We have established liabilities for environmental remediation activities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these liabilities may not ultimately be adequate, especially in light of changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws including, for example, the possibility of increased regulation of the use of bisphenol-A, a chemical component commonly used in the coating of aluminum cans. Such future developments could result in increased environmental costs and liabilities, which could have a material adverse effect on our financial condition, results or cash flows. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell property, receive full value for a property or use a property as collateral for a loan.

Some of our current and potential operations are located or could be located in or near communities that may regard such operations as having a detrimental effect on their social and economic circumstances. Community objections could have a material adverse impact upon the profitability or, in extreme cases, the viability of an operation.

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

We are subject to income taxation in many jurisdictions. Judgment is required in determining our worldwide income tax provision and accordingly there are many transactions and computations for which our final income tax determination is uncertain. We are routinely audited by income tax authorities in many tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation in any jurisdiction to which we are subject may be enacted that could have a material impact on our worldwide income tax provision beginning with the period that such legislation becomes effective.

Our substantial indebtedness could adversely affect our business.

We have a relatively high degree of leverage. As of March 31, 2012, we had $4.4 billion of indebtedness outstanding. Our substantial indebtedness and interest expense could have important consequences to our company and holders of notes, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures or other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions, including volatility in LME aluminum prices;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation; and

•	limiting our ability or increasing the costs to refinance indebtedness.

The covenants in our senior secured credit facilities and the indentures governing our Senior Notes impose operating and financial restrictions on us.

Our senior secured credit facilities and the indentures governing our senior notes impose certain operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:

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

See Note 11 — Debt for additional discussion.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located in Atlanta, Georgia. We are opening a global research and development center in Kennesaw, GA that will be operational in mid calendar year 2012. The center will offer state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used for the automotive, beverage can and specialties markets.

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2012. The total number of operating facilities within our operating segments as of March 31, 2012 is shown in the table below:

	Total Operating Facilities	Facilities with recycling operations
North America	11	4
Europe	12	5
Asia	3	2
South America	3	1

Total	29	12

Included above are operating facilities that we jointly own and operate with third parties. Please see detail below:

North America

Location	Plant Processes	Major End-Use Markets
Berea, Kentucky	Recycling	Recycled ingot
Burnaby, British Columbia	Finishing	Foil containers
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling	Recycled ingot
Kingston, Ontario	Cold rolling, finishing	Automotive, construction/industrial
Russellville, Kentucky (A)	Hot rolling, cold rolling, finishing, recycling	Can stock
Oswego, New York	Novelis Fusion™ casting, hot rolling, cold rolling, recycling, brazing, finishing	Can stock, automotive, construction/industrial, semi-finished coil
Saguenay, Quebec (B)	Continuous casting	Semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Toronto, Ontario	Finishing	Foil, foil containers
Warren, Ohio	Coating	Can end stock

(A)	We own 40% of the outstanding common shares of Logan Aluminum Inc. (Logan), but we have made equipment investments such that our portion of Logan’s total machine hours has provided us approximately 55% of Logan’s total production.
(B)	In April 2012, we announced the planned closure of our Saguenay Works plant in Quebec, Canada effective August 2012.

Our Oswego, New York facility operates modern equipment used for recycling beverage cans and other scrap metals, ingot casting, hot rolling, cold rolling and finishing. Oswego produces can stock as well as building and industrial products. Oswego also provides feedstock to our Kingston, Ontario facility, which produces heat-treated automotive sheet and products for construction and industrial applications, and to our Fairmont, West Virginia facility, which produces light-gauge sheet. Our expansion project at our Oswego, NY facility is scheduled to be operational in mid calendar year 2013.

Our Russellville, Kentucky facility (referred to herein as Logan) is a processing joint venture between us and Tri-Arrows Aluminum Inc. (Tri-Arrows), formerly known as ARCO Aluminum, Inc. (ARCO). Effective August 1, 2011, a consortium of Japanese companies purchased ARCO. The transaction did not impact Novelis’ interest in Logan. Logan, which was built in 1985, is the newest and largest rolling mill in North America. Logan operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. Logan is a dedicated manufacturer of aluminum sheet products for the can stock market with modern equipment, an efficient workforce and product focus. A portion of the can end stock is coated at North America’s Warren, Ohio facility, in addition to Logan’s on-site coating assets. Together with Tri-Arrows, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for conversion at the facility. The converted product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the converted products. All of the fixed assets at Logan are directly owned by us and Tri-Arrows in varying ownership percentages or solely by each party.

We share control of the management of Logan with Tri-Arrows through a board of directors with seven voting members of which we appoint four members and Tri-Arrows appoints three members. Management of Logan is led jointly by two executive officers who are subject to approval by at least five members of the board of directors.

Our Burnaby, British Columbia and Toronto, Ontario facilities spool and package household foil products and report to our foil business unit based in Toronto, Ontario.

Along with our recycling center in Oswego, New York, we own two other fully dedicated recycling facilities in North America, located in Berea, Kentucky and Greensboro, Georgia. Each offers a modern, cost-efficient process to recycle UBCs and other aluminum scrap into sheet ingot to supply our hot mills in Logan and Oswego.

Europe

Location	Plant Processes	Major End-Use Markets
Berlin, Germany (C)	Converting	Packaging
Bresso, Italy	Finishing, painting	Painted sheet, architectural
Dudelange, Luxembourg (C)	Continuous casting, foil rolling, finishing, recycling	Foil
Göttingen, Germany (D)	Cold rolling, finishing, painting	Can end, can tab, food can, lithographic, painted sheet
Latchford, U.K.	Recycling	Sheet ingot from recycled metal
Ludenscheid, Germany	Foil rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing, painting	Automotive, can end, industrial, painted sheet, architectural
Norf, Germany (A)	Hot rolling, cold rolling, recycling, continuous casting	Can stock, foilstock, feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling, finishing, recycling	Coil for Bresso, industrial
Rugles, France (C)	Continuous casting, foil rolling, finishing, recycling	Foil
Sierre, Switzerland (B)	Novelis Fusion ™ casting, hot rolling, cold rolling, and finishing	Automotive sheet, industrial

(A)	Operated as a 50/50 joint venture between us and Hydro Aluminum Deutschland GmbH (Hydro).
(B)	We have entered into an agreement with Constellium pursuant to which it retains access to the aluminum plate production capacity, which represents a significant portion of the total production capacity of the Sierre hot mill.
(C)	During the fourth quarter of fiscal 2012, we announced the planned sale of three European aluminum foil and packaging plants. The sale is expected to be finalized in mid calendar year 2012 and includes the operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany.
(D)	In March 2012, we made the decision to restructure our lithographic sheet business, resulting in the closing of one line in our Göttingen, Germany facility.

Aluminium Norf GmbH (Alunorf) in Germany, a 50/50 production-sharing joint venture between us and Hydro, is a large scale, modern manufacturing hub for several of our operations in Europe, and is the largest aluminum rolling mill and remelting operation in the world. Norf supplies hot coil for further processing through cold rolling to some of our other plants, including Göttingen and Nachterstedt in Germany and provides foilstock to our plants in Ohle and Ludenscheid in Germany and Rugles in France. Together with Hydro, we operate Alunorf as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then transferred back to the supplying party on a pre-determined cost-plus basis. We own 50% of the equity interest in Norf and Hydro owns the other 50%. We share control of the management of Alunorf with Hydro through a jointly-controlled shareholders’ committee. Management of Alunorf is led jointly by two managing executives, one nominated by us and one nominated by Hydro.

Our Göttingen plant has a paint line as well as lines for can end and food sheet. Our Nachterstedt plant cold rolls and finishes mainly automotive sheet and can end stock. The Pieve plant, located near Milan, Italy, mainly produces continuous cast coil that is cold rolled into paintstock and sent to the Bresso, Italy plant for painting and some specialist finishing.

The Sierre hot rolling plant in Switzerland and the Nachterstedt plant in Germany are Europe’s leading producers of automotive sheet in terms of shipments. Sierre also supplies plate stock to Constellium.

Our recycling operation in Latchford, United Kingdom is the only major recycling plant in Europe dedicated to UBCs.

In May 2012, we confirmed a decision to invest $250 million at our Nachterstedt, Germany plant to build a fully integrated recycling facility, which will have an annual capacity of approximately 400 kt.

Asia

Location	Plant Processes	Major End-Use Markets
Bukit Raja, Malaysia(A)	Continuous casting, cold rolling, coating	Construction/industrial, heavy and light gauge foils
Ulsan, South Korea(B)	Hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, electronics, foilstock, and recycled material
Yeongju, South Korea(B)	Hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, electronics, foilstock and recycled material

(A)	Ownership of the Bukit Raja plant corresponds to our 59% equity interest in Aluminium Company of Malaysia Berhad.
(B)	We hold a 99% equity interest in the legal entity that owns the Ulsan and Yeongju plants.

Our Korean subsidiary, in which we hold a 99% interest, was formed through acquisitions in 1999 and 2000. Since the acquisitions, product capability has been developed to address higher value and more technically advanced markets such as can sheet. We hold a 59% equity interest in the Aluminum Company of Malaysia Berhad, a publicly traded company that operates from Bukit Raja, Selangor, Malaysia.

Novelis Asia also operates recycling furnaces at both its Ulsan and Yeongju facilities in South Korea for the conversion of customer and third-party recycled aluminum. In response to the growing demand for our products, we are expanding our rolling and recycling operations in South Korea. The expansion is on schedule and expected to become operational at the end of calendar year 2013. During the fourth quarter of fiscal 2012, we announced plans to invest $100 million into an aluminum automotive heat treatment plant in China, which will have annual capacity of approximately 120 kt. Construction of the new facility is expected to begin in the fall of 2012 and we expect the plant to be operational beginning in late calendar year 2014.

South America

Location	Plant Processes	Major End-Use Markets
Pindamonhangaba (Pinda), Brazil	Hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, foilstock, recycled ingot
Utinga, Brazil	Foil rolling, finishing	Foil
Ouro Preto, Brazil	Smelting	Primary aluminum (sheet ingot and billets)

Our Pinda rolling and recycling facility in Brazil has an integrated process that includes recycling, sheet ingot casting, hot mill and cold mill operations. A leased coating line produces painted products, including can end stock. Pinda supplies foilstock to our Utinga foil plant, which produces converter, household and container foil.

Pinda is the largest aluminum rolling and recycling facility in South America in terms of shipments and the only facility in South America capable of producing can body and end stock. Pinda recycles primarily UBCs, and is engaged in tolling recycled metal for our customers. In response to the growing demand for our products in South America, in May 2010 we announced a plan to expand our aluminum rolling operations in Pinda. The expansion will increase the plant’s capacity by more than 50% to approximately 600 kt of aluminum sheet per year. The project is expected to be operational in late calendar year 2012. Additionally, we have announced plans to install a new coating line for beverage can end stock and to expand the recycling capacity in our Pinda facility, both of which will be operational by the end of calendar 2013.

We operate primary aluminum smelting and hydroelectric power generation operations at our Ouro Preto, Brazil facility. Our owned power generation supplies approximately 60% of our smelter needs. We own alumina refining assets that we are currently not operating. We also own mining rights in the Ouro Preto, Cataguases and Carangola regions that are not currently being explored.

Item 3. Legal Proceedings

We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 19 — Commitments and Contingencies to our accompanying audited consolidated financial statements, which are incorporated by reference into this item.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for the Company’s common stock. Hindalco owns all of the Company’s common stock through an indirect wholly-owned subsidiary. None of the equity securities of the Company are authorized for issuance under any equity compensation plan.

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

Item 6. Selected Financial Data

The selected consolidated financial data presented below as of and for the years ended March 31, 2012, 2011, 2010 and 2009 and the periods May 16, 2007 through March 31, 2008 and April 1, 2007 through May 15, 2007 were derived from the audited consolidated financial statements of Novelis Inc. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the respective periods and the related notes included elsewhere in this Form 10-K.

As of May 15, 2007, all of our common shares were indirectly held by Hindalco; thus, earnings per share data are not reported. Amounts in the table below are in millions.

	Year Ended March 31,				May 16, 2007 Through March 31,	April 1, 2007 Through May 15,
	2012	2011	2010	2009 (B)	2008(A) (B)	2007(A) (B)
	Successor	Successor	Successor	Successor	Successor	Predecessor
Net sales	$11,063	$10,577	$8,673	$10,177	$9,965	$1,281
Net income (loss) attributable to our common shareholder	$63	$116	$405	$(1,910)	$(53)	$(97)
Return of capital(C)	$—	$1,700	$—	$—	$—	$—

	March 31, 2012	March 31, 2011	March 31, 2010	March 31, 2009	March 31, 2008

Total assets	$8,021	$8,296	$7,762	$7,567	$10,737
Long-term debt (including current portion)	$4,344	$4,086	$2,596	$2,559	$2,575
Short-term borrowings	$18	$17	$75	$264	$115
Cash and cash equivalents	$317	$311	$437	$248	$326
Shareholder’s/invested equity	$123	$445	$1,869	$1,419	$3,490

(A)	On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary. Our acquisition by Hindalco was recorded in accordance with Staff Accounting Bulletin No. 103, Push Down Basis of Accounting Required in Certain Limited Circumstances (SAB 103). In the accompanying consolidated balance sheets, the consideration and related costs paid by Hindalco in connection with the acquisition have been “pushed down” to us and have been allocated to the assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations (FASB 141), the applicable accounting standard at the Arrangement date. Due to the impact of push down accounting, the Company’s selected financial data for the year ended March 31, 2008 are presented in two distinct periods to indicate the application of two different bases of accounting between the periods presented: (1) the period up to, and including, the acquisition date (April 1, 2007 through May 15, 2007, labeled “Predecessor”) and (2) the period after that date (May 16, 2007 through March 31, 2008, labeled “Successor”). The table above includes a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable.

The consideration paid by Hindalco to acquire Novelis has been pushed down to us and allocated to the assets acquired and liabilities assumed based on our estimates of fair value, using methodologies and assumptions that we believe are reasonable. This allocation of fair value results in additional charges or income to our post-acquisition consolidated statements of operations.

(B)	Net income (loss) attributable to our common shareholder for the year ended March 31, 2009 includes non-cash pre-tax impairment charges of $1.5 billion, and certain non-recurring expenses that were incurred related to the acquisition by Hindalco. The period May 16, 2007 through March 31, 2008 includes $32 million of sales transaction fees. The period May 16, 2007 through March 31, 2008 also includes $45 million of stock compensation expense related to the Arrangement.
(C)	On December 17, 2010, we paid $1.7 billion to our shareholder as a return of capital.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND REFERENCES

Novelis is the world’s leading aluminum rolled products producer based on shipment volume in fiscal 2012. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world’s largest recycler of used-beverage cans (UBCs) and have recycling operations in several of our plants to recycle post-consumer aluminum. As of March 31, 2012, we had operations in eleven countries on four continents, which include 29 operating plants, and recycling operations in 12 of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions, but with the global footprint to service global customers.

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

HIGHLIGHTS

Our focus on the fundamentals of our business in our core markets of can, automotive, and electronics and our agility in reacting to changes in the market have driven solid performance by our business even in a period of economic uncertainty. We reported favorable conversion premiums within all regions in fiscal 2012 compared to fiscal 2011, which was the result of our focus on our core markets. We continue to see increasing demand for our automotive applications and expect this trend to continue, although unfavorable macroeconomic conditions caused shipments of our flat rolled products in our other market segments to decline in fiscal 2012 compared to fiscal 2011. We continue to strive to be the lowest cost producer of world-class aluminum rolled products and have implemented numerous initiatives to improve operational efficiencies and cost disciplines across our segments throughout fiscal 2012. We have implemented numerous restructuring activities, including the shutdown or sale of facilities, staff rationalization and other activities, which have resulted in cost savings in the current year and will lead to significant cost savings for years to come.

•

Shipments of flat rolled products totaled 2,838 kt for fiscal 2012, a decrease of 4% compared to fiscal 2011. These unfavorable declines occurred in our three largest regions: North America, Europe, and Asia. The lower shipments were primarily in our foil stock, light gauge, and industrial products markets.

•

“Net sales” for fiscal 2012 were $11.1 billion, an increase of 5% compared to the $10.6 billion reported in fiscal 2011. The increase in “Net sales” is the result of higher average aluminum prices and favorable conversion premiums, partially offset by declines in volume, within all our segments in fiscal 2012 compared to prior year.

•

We reported pre-tax income of $129 million in fiscal 2012 compared to $243 million in fiscal 2011. Included in our pre-tax income is $111 million “Loss on assets held for sale” and $60 million of “Restructuring charges, net” in fiscal 2012 and $84 million “Loss on extinguishment of debt” and $34 million of “Restructuring charges, net” in fiscal 2011.

•

We reported cash flow provided by operations of $556 million for fiscal 2012, an increase of 22% compared to $454 million in fiscal 2011. The favorable increase was the result of improved working capital due to lower aluminum prices and effective inventory management. We spent $516 million on capital expenditures during fiscal 2012, which is slightly lower than expected, and compares to $234 million in fiscal 2011.

•

We completed the acquisition of 31.3% of the outstanding shares of our Korean subsidiary for $344 million during the third and fourth quarters of fiscal 2012, raising our ownership to 99%. We funded the acquisition through a $225 million secured term loan executed in December 2011, additional borrowings on our asset backed loan facility and other available cash.

•

We reported strong available liquidity of $1.0 billion as of March 31, 2012 as compared to available liquidity of $1.1 billion as of March 31, 2011. The decline is attributable to the short-term borrowings made in December 2011 for the acquisition of the outstanding shares of our Korean subsidiary and capital investments made during fiscal 2012 on our expansion projects in Oswego, NY; Pindamonhangaba, Brazil; and South Korea, offset by favorable cash provided by operating activities.

BUSINESS AND INDUSTRY CLIMATE

Global economic uncertainty negatively impacted our flat rolled product shipments in fiscal 2012 compared to prior year, particularly in North America, Europe and Asia. Despite the challenging global economy, our continued focus on the core markets of can, automotive, and electronics, along with increases in average aluminum prices, helped drive an increase in “Net sales” in fiscal 2012 compared to prior year. Shipments of beverage and food can products represented 61% of our total rolled product shipments in fiscal 2012, compared to 58% in fiscal 2011. We continue to see favorable growth in demand for our automotive products and expect this trend to continue. On a regional basis, we reported record “Segment income” in our North America and South America operations, due to strong conversion premiums and favorable product mix.

Key Sales and Shipment Trends

(In millions, except Shipments which are in kt)

	Three Months Ended				Year Ended	Three Months Ended				Year Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	March 31, 2012
Net sales	$2,533	$2,524	$2,560	$2,960	$10,577	$3,113	$2,880	$2,462	$2,608	$11,063
Percentage increase (decrease) in net sales versus comparable previous year period
	29%	16%	21%	22%	22%	23%	14%	(4)%	(12)%	5%

Rolled product shipments:
North America	278	285	262	280	1,105	288	274	248	254	1,064
Europe	232	227	208	240	907	237	227	183	228	875
Asia	146	134	148	152	580	152	131	117	124	524
South America	90	91	97	99	377	90	88	100	97	375

Total	746	737	715	771	2,969	767	720	648	703	2,838

Beverage and food cans	425	429	424	453	1,731	462	437	404	419	1,722
All other rolled products	321	308	291	318	1,238	305	283	244	284	1,116

Total	746	737	715	771	2,969	767	720	648	703	2,838

Percentage increase (decrease) in rolled products shipments versus comparable previous year period:

North America	9%	10%	8%	2%	7%	4%	(4)%	(5)%	(9)%	(4)%
Europe	25%	12%	11%	6%	13%	2%	—	(12)%	(5)%	(4)%
Asia	12%	(4)%	10%	18%	9%	4%	(2)%	(21)%	(18)%	(10)%
South America	11%	(2)%	15%	15%	10%	—	(3)%	3%	(2)%	(1)%

Total	15%	6%	10%	8%	10%	3%	(2)%	(9)%	(9)%	(4)%

Beverage and food cans	7%	5%	14%	12%	10%	9%	2%	(5)%	(8)%	(1)%
All other rolled products	26%	8%	5%	3%	10%	(5)%	(8)%	(16)%	(11)%	(10)%

Total	15%	6%	10%	8%	10%	3%	(2)%	(9)%	(9)%	(4)%

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

Increases or decreases in the average price of aluminum directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital, albeit on a lag basis. These impacts are referred to as metal price lag. Metal price lag is caused by inventory and sales price exposure which we actively work to mitigate through our comprehensive risk management practices. Metal price lag is attributable to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of that inventory to our customers. Specifically, a portion of our metal purchases are based on average prices for a period of time prior to the period at which we order the metal. Further, there is a period of time between when we place an order for metal, when we receive it and when we price the finished products which will be shipped to our customers. Additionally, a cost recognition delay occurs due to the flow of metal costs through moving average inventory cost values and “Cost of goods sold (exclusive of depreciation and amortization).” The recognition of these timing differences in sales and metal costs vary based on contractual arrangements with customers and metal suppliers in each region. We discuss this metal price risk further below.

We also have exposure to foreign currency risk associated with sales made in currencies that differ from those in which we are paying our conversion costs. For example, sales in Brazil are generally priced in U.S. dollars, but the majority of our conversion costs are paid in Brazilian real. We discuss this foreign currency risk further below.

LME Aluminum Prices

The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the years ended March 31, 2012, 2011 and 2010 are as follows:

				Percent Change
	Year Ended March 31,			Year Ended March 31, 2012 versus	Year Ended March 31, 2011 versus
London Metal Exchange Prices	2012	2011	2010	March 31, 2011	March 31, 2010
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,600	$2,288	$1,366	14%	67%
Average cash price during period	$2,318	$2,257	$1,866	3%	21%
Closing cash price as of end of period	$2,099	$2,600	$2,288	(19)%	14%

Although aluminum prices declined approximately $500 per ton during fiscal 2012, average aluminum prices were approximately $60 per ton higher in fiscal 2012 compared fiscal 2011. Aluminum prices had a steady decline from April 2011 through December 2011; recovered slightly in January and February of 2012; and then fell again in March 2012. The higher average price of aluminum resulted in $25 million of unrealized losses on undesignated metal derivatives recorded through our statement of operations during the year ended March 31, 2012, while the underlying related exposure will be realized in a future period. We deferred losses of $24 million on designated metal hedges during the year ended March 31, 2012, which are expected to be released into our statement of operations in the same period the underlying related exposure is recognized.

Metal Derivative Instruments

We use derivative instruments to preserve our conversion margin and manage the timing differences associated with metal price lag. We sell short-term LME aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of that inventory to our customers. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations on our inventory to synthetically ensure we sell metal for the same price at which we purchase metal.

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

The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, revenue recognition, and the realized gains or losses of the fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income before income taxes” and “Net income.” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized.

We settle derivative contracts in advance of billing on the underlying physical inventory and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days.

Metal Price Ceilings

In the past, we had contracts that contained a ceiling over which metal prices could not be contractually passed through to certain customers. The last of these contracts expired on December 31, 2009, and we entered into a new multi-year agreement to continue supplying similar volumes to the same customer. This new agreement became effective January 1, 2010, and does not contain a metal price ceiling. In connection with the allocation of purchase price (i.e., total consideration) paid by Hindalco, we established liabilities totaling $655 million as of May 15, 2007 to record these sales contracts with metal price ceilings at fair value. These liabilities were accreted into “Net sales” over the term of the underlying contracts. This accretion had no impact on cash flow. In fiscal 2010, we recorded accretion of $152 million. With the expiration of the last contract with a price ceiling, the balance of the reserve was zero at December 31, 2009, so there was no accretion during the years ended March 31, 2011 and 2012.

Energy swaps

We use natural gas swaps to manage our exposure to fluctuating natural gas prices in North America. We also own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. In fiscal 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for the electricity swap. As a result of declining natural gas prices and electricity prices during fiscal 2012, we recorded $25 million of unrealized losses on undesignated energy swaps during the year ended March 31, 2012, while the related exposures will be realized in a future period.

Foreign Exchange Impact

We operate a global business and conduct business in various currencies around the world. Fluctuations in foreign exchange rates impact our operating results. We recognize foreign exchange gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates for significant currencies in which we conduct business as of the end of each period as well as the average of the month-end exchange rates for each of the past three fiscal years.

	Exchange Rate as of March 31,			Average Exchange Rate Year Ended March 31,
	2012	2011	2010	2012	2011	2010
U.S. dollar per Euro	1.335	1.419	1.353	1.385	1.325	1.414
Brazilian real per U.S. dollar	1.823	1.627	1.784	1.696	1.718	1.861
South Korean won per U.S. dollar	1,138	1,107	1,131	1,111	1,151	1,213
Canadian dollar per U.S. dollar	0.997	0.971	1.014	0.992	1.021	1.085

During fiscal 2012, the U.S. dollar strengthened against all the local currencies in our regions. In Europe and Asia, the strengthening of the U.S. dollar resulted in foreign exchange losses as these operations are recorded in the local currency. In Brazil, where the U.S. dollar is the functional currency due to predominately U.S. dollar selling prices, we recognized foreign exchange gains as the Brazilian real denominated liabilities were remeasured to the U.S. dollar.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures. The movement of currency exchange rates during fiscal 2012 resulted in $15 million of unrealized losses on undesignated foreign currency derivatives, other than foreign currency remeasurement, during the year ended March 31, 2012, while the underlying related exposure will be realized in a future period. We deferred unrealized losses of $29 million on designated foreign currency hedges during the year ended March 31, 2012, which are expected to be released into our statement of operations in the same period the underlying related exposure is recognized.

During fiscal 2011 and fiscal 2010, the U.S. dollar weakened as compared to the local currency in all our regions. In Europe and Asia, the weakening of the U.S. dollar resulted in foreign exchange gains as these operations use the local currency as the functional currency. In North America and Brazil, where the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices and metal costs, but where have local currency operating costs, we incurred foreign exchange losses.

Gains and losses on foreign exchange forward contracts and cross-currency swaps are not recognized in “Segment income” until realized, except for foreign currency remeasurement derivatives which are recognized in “Segment income” throughout the life of the derivative contract. See “Segment Review” below for each of the periods presented for additional discussion of the impact of foreign exchange on the results of each region.

Results of Operations

Year Ended March 31, 2012 Compared with the Year Ended March 31, 2011

We reported strong operating results in fiscal 2012 despite the global market pressures we continue to experience. Our premium product portfolio, long-term customer base and business model enabled us to produce solid results for fiscal 2012. “Net sales” for the year ended March 31, 2012 increased $486 million, or 5%, as compared to fiscal 2011 as a result of improved conversion premiums on our flat rolled products and higher average aluminum prices, partially offset by a decline in volumes.

“Cost of goods sold (exclusive of depreciation and amortization)” for the year ended March 31, 2012 increased $516 million, or 6%, as compared to fiscal 2011, which reflects the higher average aluminum prices and increased input cost pressures.

“Income before income taxes” for the year ended March 31, 2012 was $129 million, a decrease of $114 million, or 47%, compared to fiscal 2011. In addition to the effects from operations discussed above, the following items affected “Income before income taxes”:

•

$329 million of “Depreciation and amortization” in fiscal 2012, which declined as compared to $404 million in fiscal 2011 as a result of groups of our fixed assets reaching their fully depreciated balances since our purchase by Hindalco and reduced depreciation as a result of certain facility shut-downs over the past several years;

•

$305 million of “Interest expense and amortization of debt issuance costs” in fiscal 2012 as compared to $207 million in fiscal 2011 as a result of our higher debt balances and amortization of debt issuance costs from refinancing our debt in the third quarter of fiscal 2011;

•

$111 million of “Loss on assets held for sale” in fiscal 2012 related to the planned sale of three foil plants in Europe. The transaction is a step in aligning our growth strategy on the higher-volume, premium markets of beverage cans, automobiles and electronics and specialty products;

•

$60 million of “Restructuring charges, net” in fiscal 2012 primarily related to an impairment on the planned closure of our Saguenay plant, severance across our European plants, severance related to the restructuring of our lithographic sheet operations in our Göttingen, Germany facility, and restructuring at our Santo Andre plant in Brazil, partially offset by the reversal the outstanding environmental contingencies of $21 million related to the final sale of the Rogerstone facility. The $34 million of “Restructuring charges, net” in fiscal 2011 related to the move of our North American headquarters to Atlanta, Georgia and the announced shutdowns of our Bridgnorth, UK and Aratu, Brazil facilities. These restructuring initiatives were implemented to align our operations with our global strategy of focusing on our core premium products and to optimize our global capacity;

•	$84 million of “Loss on early extinguishment of debt” related to a series of refinancing transactions executed and recorded in fiscal 2011;

•	foreign currency (losses) gains, net of related derivatives, of $(11) million in fiscal 2012 compared to $1 million of gains in fiscal 2011;

•

unrealized losses related to changes in the fair value of undesignated derivatives, other than foreign currency remeasurement, was $62 million for fiscal 2012 as compared to unrealized losses of $64 million for fiscal 2011; and

•

realized gains of $130 million in fiscal 2012 were comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $107 million of realized gains in fiscal 2011. These amounts are reported in “Other (income) expense, net” and offset year-over-year impacts of changes in metal prices, foreign currency exchange rates and other input costs on “Net sales” and “Cost of goods sold (exclusive of depreciation and amortization).”

We reported a $39 million “Income tax provision” in fiscal 2012 compared to $83 million in fiscal 2011. We reported “Net income attributable to our common shareholder” of $63 million for the year ended March 31, 2012 as compared to $116 million for the year ended March 31, 2011, primarily as a result of the factors discussed above.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency derivatives on our foreign currency balance sheet exposures, which are included in segment income; (e) “impairment of goodwill”; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax. Our presentation of “Segment income” on a consolidated basis is a non-U.S. GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of total “Segment income.”

Adjustment to Eliminate Proportional Consolidation. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. See Note 8— Consolidation and Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates.

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 20 — Segment, Geographical area, Major Customer and Major Supplier Information.

Selected Operating Results Year Ended March 31, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,967	$3,840	$1,830	$1,278	$148	$11,063
Shipments:
Rolled products	1,064	875	524	375	—	2,838
Ingot products	15	75	12	42	—	144

Total shipments	1,079	950	536	417	—	2,982

Selected Operating Results Year Ended March 31, 2011	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,760	$3,589	$1,866	$1,214	$148	$10,577
Shipments:
Rolled products	1,105	907	580	377	—	2,969
Ingot products	16	69	1	42	—	128

Total shipments	1,121	976	581	419	—	3,097

The following table reconciles changes in “Segment income” for the year ended March 31, 2011 to the year ended March 31, 2012 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency derivatives which hedge our foreign currency balance sheet exposure.

Changes in Segment Income	North America	Europe	Asia	South America	Total
Segment income — year ended March 31, 2011	$382	$313	$225	$152	$1,072
Volume	(24)	(30)	(37)	(2)	(93)
Conversion premium and product mix	67	48	46	42	203
Conversion costs(A)	(23)	(26)	(38)	(25)	(112)
Metal price lag	20	(28)	—	(8)	(16)
Foreign exchange	(11)	2	(16)	28	3
Primary metal production	—	—	—	7	7
Other changes(B)	(4)	5	1	(13)	(11)

Segment income — year ended March 31, 2012	$407	$284	$181	$181	$1,053

(A)	Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost inflation (deflation).
(B)	Other changes include selling, general & administrative costs and research and development for all segments and certain other items which impact one or more regions. Significant fluctuations in these items are discussed below.

North America

As of March 31, 2012, our North American operations manufactured aluminum sheet and light gauge products through 11 operating plants, including recycling operations in 4 plants. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications and other industrial applications. Our expansion project at our Oswego, NY facility is scheduled to be operational in mid calendar year 2013. In March 2012, we made the decision to close our Saguenay Works plant in Quebec, Canada effective August 2012.

Our North American operations reported strong operating results in fiscal 2012 compared to prior year, although we experienced some softness in our can business and a decline in demand for our light gauge products. “Net sales” for the year ended March 31, 2012 was $4.0 billion, up 6% as compared to $3.8 billion for the year ended March 31, 2011. This reflects higher average aluminum prices and strong conversion premiums as a result of focusing on our core premium products, offset by a net decline of 41 kt in flat rolled shipments compared to prior year. The decline in shipments was primarily in our can and light gauge products, partially offset by higher shipments in our automotive products.

“Segment income” for the year ended March 31, 2012 was $407 million, up 7% as compared to prior year. This increase was primarily due to improved conversion premiums and favorable changes in metal price lag offset by higher conversion costs, lower volumes and the negative effects of changes in foreign currency exchange rates. The higher conversion costs were the result of unfavorable melt loss, higher outbound freight, repairs and maintenance, and subcontractor costs offset by favorable prices of scrap metal and an increase in the usage of lower priced UBCs.

Europe

As of March 31, 2012, our European segment provided European markets, and to a lesser extent Asia, with value-added sheet and light gauge products through 12 operating plants, including recycling operations in 5 plants. Europe serves a broad range of aluminum rolled product end-use markets in various applications including beverage and food can, automotive, lithographic, foil products and painted products. During the first quarter of fiscal 2012, we announced that we were investing to increase our recycling capacity at our Pieve, Italy facility, which will become operational in late calendar year 2012. In May 2012, we made a decision to invest $250 million at our Nachterstedt, Germany facility to build a fully integrated recycling facility, which will have an annual capacity of approximately 400 kt. During the fourth quarter of fiscal 2012, we announced the planned sale of three European aluminum foil and packaging plants. The sale is expected to be finalized in mid calendar year 2012 and includes the operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. In March 2012, we made a decision to restructure our lithographic sheet business in our Göttingen, Germany plant, which resulted in the closure of one of our lithographic lines.

Our European segment reported solid operating results driven by our continued focus on our core premium products. Despite a challenging economic environment, we experienced an increase in flat rolled product shipments in our can and automotive products and improved conversion premiums for fiscal 2012 compared to fiscal 2011. We experienced declines in volumes of our industrial, light gauge and foil products, which resulted in an overall net decline of 32 kt in our flat rolled product shipments in fiscal 2012 compared to fiscal 2011. “Net sales” for the year ended March 31, 2012 was $3.8 billion, up 7% compared to $3.6 billion for the year ended March 31, 2011. The increase in “Net sales” reflects higher average aluminum prices, improved conversion premiums due to the continued focus on our premium products, higher volumes of our automotive and can products, offset by a decline in our non-core product volumes.

“Segment income” for the year ended March 31, 2012 was $284 million, down 9% compared prior year, resulting from lower volumes, higher conversion costs, and the negative effects of metal price lag. Higher conversion costs compared to prior year resulted from an increase in the costs to process scrap and UBC, an increase in melt loss, and increases in utility costs and outbound freight, partially offset by favorable metal discounts and lower labor costs.

Asia

As of March 31, 2012, our Asian segment has 3 operating plants, including recycling operations in 2 plants, with production balanced between beverage and food can, specialty (including electronics) and foil end-use applications. The expansion of our rolling and recycling capacity in Yeongju, South Korea and Ulsan, South Korea is on schedule and expected to become operational at the end of calendar year 2013. During the fourth quarter of fiscal 2012, we announced plans to invest $100 million into an aluminum automotive heat treatment plant in China, which will have annual capacity of approximately 120 kt. Construction of the new facility is expected to begin in the fall of 2012 and we expect the plant to be operational beginning in late calendar year 2014. During fiscal 2012, we completed the acquisition of 31.3 percent of the outstanding shares of our Korean subsidiary for $344 million raising our ownership of the Korean subsidiary to 99 percent.

“Net sales” for the year ended March 31, 2012 decreased $36 million, or 2%, as compared to fiscal 2011 reflecting lower volumes of our flat rolled products, offset by higher average aluminum prices and improved conversion premiums. We experienced a decline in our flat rolled product shipments of 56 kt, or 10%, in fiscal 2012 compared to fiscal 2011. The declines were impacted by the continued global macroeconomic uncertainties, which resulted in a slow-down of our electronics shipments to customers globally. Despite unseasonably cold and wet weather during part of the year, our can product shipments remained relatively flat compared to fiscal 2011. The declines in our volumes were offset by favorable product mix, which resulted in an increase in our conversion premium in fiscal 2012, compared to fiscal 2011.

“Segment income” for the year ended March 31, 2012 was $181 million, down 20% as compared to prior year due to higher conversion costs and lower volumes offset by improved conversion premiums. Conversion costs increased due to higher scrap prices, labor costs, fuel and utility costs and negative effects of increased melt loss. In fiscal 2011, we realized a $17 million gain on the settlement of currency exchange derivatives related to a U.S. dollar dominated debt that was repaid in the third quarter of fiscal 2011, which was recorded in “Foreign currency remeasurement gains, net” and positively impacted “Segment income” in fiscal 2011, but had no impact on fiscal 2012.

South America

As of March 31, 2012, our South American segment included 3 operating plants in Brazil, which includes one plant with recycling operations, one primary aluminum smelter and hydroelectric power generation facilities. Our South American operations produce various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. The previously announced expansion of our Pinda facility in Brazil is expected to be commissioned at the end of calendar year 2012. Additionally, we have announced plans to install a new coating line for beverage can end stock and to expand recycling capacity in our Pindamonhangaba, Brazil facility.

Our South America operations had positive operating results for the year ended March 31, 2012, compared to prior year. “Net sales” increased $64 million, or 5%, as compared to fiscal 2011 primarily as a result of higher average aluminum prices and improved conversion premiums. Our flat rolled product shipments in fiscal 2012 remained relatively unchanged as compared to prior year.

“Segment income” for the year ended March 31, 2012 was $181 million, an increase of $29 million, or 19%, as compared to the prior year. Improved conversion premiums, the positive effects of changes in foreign currency exchange rates, and favorable variance in our primary metal production were partially offset by unfavorable metal price lag, higher UBC and scrap prices, increased melt loss, and higher costs for alloys and hardeners. Other changes include higher general and administrative costs.

Reconciliation of segment results to “Net income attributable to our common shareholder”

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives, except foreign currency derivatives on our foreign currency balance sheet exposures, are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles “Segment income” from reportable segments to “Net income attributable to our common shareholder” for the year ended March 31, 2012 and 2011 (in millions).

	Year Ended March 31,
	2012	2011
North America	$407	$382
Europe	284	313
Asia	181	225
South America	181	152

Total Segment income	1,053	1,072
Depreciation and amortization	(329)	(404)
Interest expense and amortization of debt issuance costs	(305)	(207)
Interest income	15	13
Unrealized gains (losses) on change in fair value of derivative instruments, net	(62)	(64)
Realized gains on derivative instruments not included in segment income	1	5
Adjustment to eliminate proportional consolidation	(49)	(45)
Loss on extinguishment of debt	—	(84)
Restructuring charges, net	(60)	(34)
Loss on assets held for sale	(111)	—
Other costs, net	(24)	(9)

Income before income taxes	129	243
Income tax provision	39	83

Net income	90	160
Net income attributable to noncontrolling interests	27	44

Net income attributable to our common shareholder	$63	$116

“Depreciation and amortization” decreased $75 million primarily as a result of facilities that have been shut-down and are no longer being depreciated, as well as assets which became fully depreciated as they reached the end of the useful lives assigned at the time of the purchase of Novelis by Hindalco.

“Interest expense and amortization of debt issuance costs” increased by $98 million primarily due to higher average debt balances and higher capitalized debt issuance costs as a result of refinancing our debt in the third quarter of fiscal 2011.

“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”

“Unrealized gains (losses) on change in fair value of derivative instruments, net” is comprised of unrealized gains and losses on undesignated derivatives other than foreign currency remeasurement.

“Loss on early extinguishment of debt” in the third quarter of fiscal year 2011 related to a series of debt refinancing transactions completed in December 2010.

“Restructuring charges, net” in fiscal 2012 primarily related to the impairment on our Saguenay plant, severance across our European plants, including the closure of one lithographic sheet line, and restructuring at our Santo Andre plant in Brazil, offset by a reversal of environmental contingencies related to the final sale of our plant in Rogerstone facility in South Wales, U.K. The $34 million of “Restructuring charges, net” in fiscal 2011 related to the move of our North American headquarters to Atlanta, Georgia and the announced shutdowns of our Bridgnorth, UK and Aratu, Brazil facilities. See Note 2 — Restructuring Programs.

“Loss on assets held for sale” in fiscal 2012 related to the planned sale of three foil plants in Europe.

“Other costs, net” in fiscal 2012 relates primarily to losses on the Brazil tax litigation of $13 million, new taxes on derivative transactions in Brazil of $8 million, and losses on sale of assets of $3 million. See Note 19 - Commitments and contingencies for further discussion on the Brazil tax matters.

We have experienced significant fluctuations in “Income tax provision” and the corresponding effective tax rate. The primary factors contributing to the effective tax rate differing from the statutory Canadian rate include:

•

Our functional currency in Brazil is the U.S. dollar where the Company holds significant U.S. dollar denominated debt. As the value of the local currency strengthens or weakens against the U.S. dollar, unrealized gains or losses are created for tax purposes, while the underlying gains or losses are not recorded in our statements of operations.

•	We have significant net deferred tax liabilities in Brazil that are remeasured to account for currency fluctuations as the taxes are payable in local currency.

•

Our income is taxed at various statutory tax rates in varying jurisdictions. Applying the corresponding amounts of income and loss to the various tax rates results in differences when compared to our Canadian statutory tax rate.

•

We record increases and decreases to valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will be unable to utilize those losses.

•	We have certain permanent tax differences that impact our effective tax rate, including a benefit from non-taxable dividends.

In fiscal 2012, we recorded a $39 million “Income tax provision” on our pre-tax income of $142 million, before our equity in net loss of non-consolidated affiliates, which represented an effective tax rate of 27%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) a $9 million benefit for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $26 million benefit for exchange remeasurement of deferred income taxes, (3) a $117 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we be unable to utilize those losses, (4) a $52 million benefit from non-taxable dividends, (5) a $4 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, and (6) a $23 million benefit related to a decrease in uncertain tax positions.

In fiscal 2011, we recorded an $83 million “Income tax provision” on our pre-tax income of $255 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 33%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) a $20 million expense for exchange remeasurement of deferred income taxes, (2) a $50 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will be unable to utilize those losses, largely offset by a $49 decrease in our valuation allowance in the U.K. based on expectations of future taxable income, (3) a $15 million benefit from non-taxable dividends, (4) a $6 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, and (5) a $6 million expense related to increase in uncertain tax positions.

Year Ended March 31, 2011 Compared with the Year Ended March 31, 2010

We experienced strong demand across all our regions during the year ended March 31, 2011, and were operating at or near capacity in all regions. “Net sales” for the year ended March 31, 2011 increased $1.9 billion, or 22%, as compared to the year ended March 31, 2010 primarily as a result of increases in aluminum prices and volumes. The fiscal 2010 “Net sales” includes $152 million of non-cash accretion on can price ceiling contracts which did not benefit the fiscal 2011.

“Cost of goods sold (exclusive of depreciation and amortization)” for the year ended March 31, 2011 increased $2.0 billion, or 28%, as compared to the year ended March 31, 2010 which reflects higher aluminum prices and increased volume. Increased input cost pressures were partially offset by our prior sustained cost cutting measures.

“Income before income taxes” for the year ended March 31, 2011 was $243 million, a decrease of $484 million, or 67%, compared to the $727 million reported in fiscal 2010. In addition to the effects from operations discussed above, the following items affected “Income before income taxes:”

•

$34 million of “Restructuring charges, net” for the year ended March 31, 2011 primarily as a result of the move of our North American headquarters to Atlanta, Georgia and the announced shutdowns of our Bridgnorth, UK and Aratu, Brazil facilities, as compared to $14 million of restructuring charges for the year ended March 31, 2010

•	$84 million of “Loss on early extinguishment of debt” related to a series of refinancing transactions executed and recorded during the year ended March 31, 2011

•	foreign exchange gains of $1 million in fiscal 2011 compared to gains of $15 million in fiscal 2010

•	unrealized losses related to changes in the fair value of undesignated derivatives in $64 million compared to $578 million in unrealized gains in fiscal 2010

•

realized gains of $107 million in fiscal 2011 comprised of changes in fair value of undesignated derivatives as compared to $384 million of realized losses in fiscal 2010. These amounts are reported in “Other (income) expense, net” and offset year-over-year impacts of changes in metal prices, foreign currency exchange rates and other input costs on “Net sales” and “Cost of goods sold (exclusive of depreciation and amortization).”

We reported “Net income attributable to our common shareholder” of $116 million for fiscal 2011 as compared to “Net income attributable to our common shareholder” of $405 million for fiscal 2010, primarily as a result of the factors discussed above. We also recorded an “Income tax provision” of $83 million in the year ended March 31, 2011, as compared to a $262 million in the year ended March 31, 2010.

Segment Review

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 20 — Segment, Geographical area, Major Customer and Major Supplier Information.

	000000	000000	000000	000000	000000	000000
Selected Operating Results Year Ended March 31, 2011	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,760	$3,589	$1,866	$1,214	$148	$10,577
Shipments:
Rolled products	1,105	907	580	377	—	2,969
Ingot products	16	69	1	42	—	128

Total shipments	1,121	976	581	419	—	3,097

	000000	000000	000000	000000	000000	000000
Selected Operating Results Year Ended March 31, 2010	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,130	$2,975	$1,501	$948	$119	$8,673
Shipments:
Rolled products	1,029	803	532	344	—	2,708
Ingot products	34	81	2	29	—	146

Total shipments	1,063	884	534	373	—	2,854

The following table reconciles changes in “Segment income” for the year ended March 31, 2010 to the year ended March 31, 2011 (in millions). Variances include the related realized derivative gain or loss.

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

Our North American operations experienced strong demand across all sectors with increased volumes in can, automotive and other industrial products in fiscal 2011 as compared to fiscal 2010. Shipments of flat rolled products in fiscal 2011 increased 7% as compared to fiscal 2010, with each quarter seeing an increase in volumes shipped as compared to the same periods in fiscal 2010. “Net sales” for fiscal 2011 were up $630 million, or 20%, as compared to fiscal 2010 reflecting the strong demand previously mentioned as well as higher aluminum prices. This increase is despite the fact that “Net sales” for fiscal 2010 included $152 million of accretion on can price ceiling contracts offset by $128 million of derivatives related to those contracts.

“Segment income” for fiscal 2011 was $382 million, up $90 million as compared to fiscal 2010. Improved volume, conversion premium and mix and reductions in conversion costs all had a positive impact on “Segment income.” Conversion cost improvements are driven by reductions in a number of cost categories including labor, energy, repairs and maintenance and the usage of other aluminum scrap metal. These improvements are slightly offset by increased costs of alloys and hardeners and higher melt loss rates associated with melting additional scrap inputs. Other changes include a $152 million negative impact related to the purchase accounting effect of metal price ceiling contracts, which increased “Segment income” for fiscal 2010 but did not affect fiscal 2011 offset by a $128 million positive effect of the expiration of the can price ceiling contracts and related derivatives on December 31, 2009.

Europe

As of March 31, 2011, our European segment provided European markets with value-added sheet and light gauge products through 12 aluminum rolled products facilities and one dedicated recycling facility. Europe serves a broad range of aluminum rolled product end-use markets in various applications including can, automotive, lithographic, foil products and painted products.

Our European operations have experienced strong demand across our core end-use markets with the can sector providing particularly strong results and the premium car market remaining firm. Flat rolled product shipments and “Net sales” were up 13% and 21%, respectively, in fiscal 2011 as compared to fiscal 2010 which reflects higher average aluminum prices and volume and mix improvement as a result of strong demand. Our facilities operated at or near capacity for fiscal 2011.

“Segment income” for fiscal 2011 was $313 million, up $101 million compared to fiscal 2010. Improved volume, conversion premiums, product mix and favorable changes in metal price lag more than offset increases in conversion costs and the negative effect of changes in foreign currency exchange rates to the U.S. dollar and Euro.

Asia

As of March 31, 2011, Asia operated three manufacturing facilities with production balanced between beverage and food can, construction and industrial (including electronics) and foil end-use applications.

In fiscal 2011, the Asian markets experienced strong demand for all product categories. Flat rolled product shipments are up 9% in fiscal 2011 as compared fiscal 2010. “Net sales” increased $365 million for the year ended March 31, 2011 as compared the year ended March 31, 2010 primarily as a result of higher aluminum prices and increased volume.

“Segment income” for fiscal 2011 was $225 million, up $71 million as compared to fiscal 2010 due primarily to improved volume, conversion premiums, favorable changes in metal price lag, favorable effects of changes in foreign currency exchange rates to the U.S. dollar, and realized gains on the settlement of currency exchange derivatives related to a U.S. dollar denominated debt that was repaid in the fiscal 2011. The favorable variances were partially off by the negative effects of higher conversion costs and selling, general and administrative costs in fiscal 2011 as compared to fiscal 2010.

South America

Our operations in South America manufacture various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our South American operations included two rolling plants in Brazil along with one smelter, and hydroelectric power generation facilities as of March 31, 2011. We also have mining rights, which we are not exploring and some alumina refinery assets, which we are not operating.

Our South American operations experienced strong demand across all sectors as compared to the prior year. Shipments of flat rolled products in fiscal 2011 increased 10% as compared to a year ago. “Net sales” for fiscal 2011 were up $266 million, or 28%, as compared to fiscal 2010 reflecting strong demand as well as higher aluminum prices.

“Segment income” for fiscal 2011 was $152 million, up $55 million as compared to fiscal 2010. Improved volumes, conversion premiums, reductions of conversion costs and favorable metal price lag more than offset the negative effects of changes in foreign currency exchange rates and higher selling, general and administrative costs. Increased “Segment income” of the primary business reflects the higher aluminum prices, offset by increased energy and alumina costs.

Reconciliation of segment results to “Net income attributable to our common shareholder”

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles “Segment income” from reportable segments to “Net income attributable to our common shareholder” for the year ended March 31, 2011 and 2010 (in millions).

	Year Ended March 31,
	2011	2010
North America	$382	$292
Europe	313	212
Asia	225	154
South America	152	97

Total Segment income	1,072	755
Depreciation and amortization	(404)	(384)
Interest expense and amortization of debt issuance costs	(207)	(175)
Interest income	13	11
Unrealized gains (losses) on change in fair value of derivative instruments, net	(64)	578
Realized gains on derivative instruments not included in segment income	5	—
Adjustment to eliminate proportional consolidation	(45)	(52)
Loss on extinguishment of debt	(84)	—
Restructuring charges, net	(34)	(14)
Other costs, net	(9)	8

Income before income taxes	243	727
Income tax provision	83	262

Net income	160	465
Net income attributable to noncontrolling interests	44	60

Net income attributable to our common shareholder	$116	$405

“Interest expense” and amortization of debt issuance costs increased primarily due to a higher average principal balance after the refinancing of our debt, offset by lower average interest rates on our variable rate debt for the majority of fiscal 2011.

For fiscal 2011, the $64 million of losses consists of unrealized losses on changes in fair value of metal, foreign currency, interest rate offset by unrealized gains on energy derivatives. We recorded $578 million of unrealized gains for fiscal 2010.

Realized gains on derivative instruments not included in “Segment income” represents realized gains on foreign currency derivatives related to capital expenditures for our previously announced expansion at our Pinda facility in South America.

“Adjustment to eliminate proportional consolidation” was a $45 million loss for fiscal 2011 as compared to a $52 million loss in fiscal 2010. This adjustment primarily relates to depreciation, amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. The difference from the prior year relates to the reduction in depreciation and amortization on the step up in our basis in the underlying assets of the investees. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”

We paid tender premiums, fees and other costs of $193 million associated with the refinancing transactions in December 2010 and related exchange offer in March 2011, including fees paid to lenders, arrangers and outside professionals such as attorneys and rating agencies. Approximately $84 million of these fees, existing unamortized fees, discounts and fair value adjustments associated with the old debt were expensed and included in the “Loss on early extinguishment of debt.” The remaining fees paid and the remaining unamortized fees, discounts and fair value adjustments associated with the old debt were capitalized and will be amortized as an increase to “Interest expense” over the term of the related debt, ranging from five to ten years.

“Restructuring charges, net” in fiscal 2011 primarily related to the move of our North American headquarters to Atlanta, Georgia and the announced closure of our Bridgnorth facility in Europe and our Aratu facility in South America.

We have experienced significant fluctuations in “Income tax provision” and the corresponding effective tax rate. The primary factors contributing to the effective tax rate differing from the statutory Canadian rate included:

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

•

We record increases and decreases to valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will be unable to utilize those losses.

For the year ended March 31, 2011, we recorded an $83 million “Income tax provision” on our pre-tax income of $255 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 33%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) a $20 million expense for exchange remeasurement of deferred income taxes, (2) a $50 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we be unable to utilize those losses, largely offset by a $49 decrease in our valuation allowance in the U.K. based on expectations of future taxable income, (3) a $15 million benefit from non-taxable dividends, (4) a $6 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, and (5) a $6 million expense related to increase in uncertain tax positions.

For fiscal 2010, we recorded a $262 million “Income tax provision” on our pre-tax income of $742 million, before our equity in net (income) loss of non-consolidated affiliates, which represented an effective tax rate of 35%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) $19 million expense for pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, (2) a $38 million expense for exchange remeasurement of deferred income taxes, (3) a $7 million expense for the effects of enacted tax rate changes on cumulative taxable temporary differences, (4) a $9 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions and (5) a $10 million benefit related to a decrease in uncertain tax positions.

Liquidity and Capital Resources

We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.

As of March 31, 2012, we had available liquidity of $1.0 billion, which reflects a decrease of 4% from March 31, 2011, due to higher capital expenditures, higher working capital needs and short-term borrowings used to purchase the noncontrolling interest in the Company’s Korean operations in December 2011. We expect to maintain adequate liquidity throughout fiscal 2013 despite the challenging economic uncertainty and the significant investments we are making with our expansion projects.

Available Liquidity

Our available liquidity as of March 31, 2012 and 2011 is as follows (in millions):

	March 31, 2012	March 31, 2011
Cash and cash equivalents	$317	$311
Overdrafts	—	(17)
Availability under the asset based lending (ABL) facility	704	767

Total liquidity	$1,021	$1,061

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet the Company’s liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid) and withholding taxes payable to the various foreign countries. As of March 31, 2012, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

Free Cash Flow

We define “Free cash flow” (which is a non-GAAP measure) as: (a) “net cash provided by (used in) operating activities,” (b) plus “net cash provided by (used in) investing activities” and (c) less “net proceeds from sales of assets.” Management believes that “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow.” Our method of calculating “Free cash flow” may not be consistent with that of other companies.

The following table shows the “Free cash flow” for the year ended March 31, 2012, 2011 and 2010, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

				Change
	Year Ended March 31,			2012 versus	2011 versus
	2012	2011	2010	2011	2010
Net cash provided by operating activities	$556	$454	$844	$102	$(390)
Net cash used in investing activities	(442)	(113)	(484)	(329)	371
Less: Proceeds from sales of assets	(16)	(31)	(5)	15	(26)

Free cash flow	$98	$310	$355	$(212)	$(45)

Ending cash and cash equivalents	$317	$311	$437	$6	$(126)

“Free cash flow” decreased $212 million in the year ended March 31, 2012 as compared to prior year. The changes in “Free cash flow” are described in greater detail below.

Operating Activities

Overall operating results were strong for the year ended March 31, 2012, which was the result of improved working capital due to lower aluminum prices and effective inventory management. These variances were partially offset by $284 million of higher interest payments on a larger underlying refinanced debt entered into in the third quarter of fiscal 2011.

In fiscal 2013, we expect to make contributions of $82 million to our pension and other post-employment benefit plans.

A summary of our operating activities for the year ended March 31, 2012 can be found above in “Results of operations for the year ended March 31, 2012 compared to the year ended March 31, 2011.”

Investing Activities

The following table presents information regarding our “Net cash used in investing activities” (in millions).

				Change
	Year Ended March 31,			2012 versus	2011 versus
	2012	2011	2010	2011	2010
Capital expenditures	$(516)	$(234)	$(101)	$(282)	$(133)
Proceeds (outflow) from settlement of derivative instruments, net	59	91	(395)	(32)	486
Proceeds from sales of assets	16	31	5	(15)	26
Proceeds from investment in and advances to non-consolidated affiliates	2	—	3	2	(3)
Proceeds (outflow) from related parties loans receivable, net	(3)	(1)	4	(2)	(5)

Net cash used in investing activities	$(442)	$(113)	$(484)	$(329)	$371

The majority of our capital expenditures cash outflows for the year ended March 31, 2012 were attributable to our three major expansion projects in Pinda, Brazil; South Korea; and Oswego, New York. Additionally, we have incurred $113 million of accounts payable and accrued liabilities as of March 31, 2012 related to capital projects, which will result in cash outflows in fiscal 2013. The majority of our capital expenditures in fiscal 2011 and 2010 were for projects devoted to maintenance and debottlenecking. We expect capital expenditures for fiscal 2013 to be between $650 million and $700 million.

The settlement of undesignated derivative instruments resulted in a cash inflows of $59 million in the year ended March 31, 2012 as compared to $91 million of cash inflow in the year ended March 31, 2011. The fair value of our outstanding derivatives, not designated as hedging instruments, as of March 31, 2012 that will be settled in fiscal 2013 is a net liability position of $11 million.

The majority of proceeds from asset sales in the year ended March 31, 2012 related to sales in Europe and Brazil. The majority of proceeds from asset sales in the year ended March 31, 2011 related to asset sales in Brazil.

“Proceeds (outflow) from related party loans receivable, net,” during all periods are primarily comprised of additional loans made to our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), net of payments we received related to a previous loan due from Alunorf.

Financing Activities

The following table presents information regarding our “Net cash used in financing activities” (in millions).

				Change
	Year Ended March 31,			2012 versus	2011 versus
	2012	2011	2010	2011	2010
Proceeds from issuance of debt, third parties	$271	$3,985	$177	$(3,714)	$3,808
Proceeds from issuance of debt, related parties	—	—	4	—	(4)
Principal repayments, third parties	(22)	(2,489)	(67)	2,467	(2,422)
Principal repayments, related parties	—	—	(95)	—	95
Short-term borrowings, net	2	(56)	(193)	58	137
Return of capital to our common shareholder	—	(1,700)	—	1,700	(1,700)
Dividends, noncontrolling interest	(1)	(18)	(13)	17	(5)
Acquisition of noncontrolling interest in Novelis Korea, Ltd	(344)	—	—	(344)	—
Debt issuance costs	(2)	(193)	(1)	191	(192)

Net cash used in financing activities	$(96)	$(471)	$(188)	$375	$(283)

During fiscal 2012, we acquired 31.3% percent of the outstanding noncontrolling interest shares of Novelis Korea Limited for cash of $344 million. We funded the acquisition with a $225 million secured term loan, which resulted in cash proceeds, net of the debt discount, of $219 million, due March 2017. The remaining purchase price was funded through short-term borrowings and other available cash.

In the third quarter of fiscal 2012, we executed three separate loan agreements with Korean banks, which resulted in $43 million of proceeds from the issuance of long-term debt due December 2014 and additional short-term borrowings of $17 million.

During 2012, we entered into additional loan agreements with Brazil’s National Bank of Economic and Social Development (BNDES) related to the Pindamonhangaba, Brazil plant expansion which resulted in $10 million of proceeds related to the issuance of this debt. As of March 31, 2012, we had $15 million (R$28 million) outstanding under the BNDES loan agreements with maturity dates of December 2018 through April 2021.

In December 2010, we completed a series of refinancing transactions, which included the issuance of $1.1 billion of notes due 2017, $1.4 billion of notes due 2020 and a $1.5 billion secured term loan. The proceeds from the refinancing were used repay a prior secured loan credit facility, fund tender offers of old notes and pay various financing expenses. Additionally, a portion of the proceeds were used to fund a distribution of $1.7 billion as a return of capital to Hindalco.

As of March 31, 2012, our short-term borrowings consisted of an $18 million bank loan in South Korea. As of March 31, 2012, $24 million of the ABL Facility was utilized for letters of credit and we had $704 million in remaining availability under the ABL Facility. The weighted average interest rate on our total short-term borrowings was 4.83% and 2.43% as of March 31, 2012 and March 31, 2011, respectively.

Dividends paid to our noncontrolling interests, primarily in our Asia operating segment, were $1 million, $18 million, and $13 million for fiscal 2012, 2011, and 2010, respectively.

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

Derivative Instruments

See Note 15 — Financial Instruments and Commodity Contracts to our accompanying audited consolidated financial statements for a full description of derivative instruments.

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

Summary Disclosures of Forfaited and Factored Financial Amounts

The following tables summarize our forfaiting and factoring amounts (in millions).

	Year Ended March 31,
	2012	2011	2010
Receivables forfaited	$235	$396	$423
Receivables factored	$61	$77	$149
Forfaiting expense	$1	$1	$2
Factoring expense	$1	$1	$1

	March 31,
	2012	2011
Forfaited receivables outstanding	$49	$52
Factored receivables outstanding	$4	$8

Other

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012 and 2011, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2012, based on undiscounted amounts (in millions). The future cash flow commitments that we may have related to derivative contracts are not estimable and are therefore not included. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $28 million of uncertain tax positions. See Note 18 — Income Taxes to our accompanying audited consolidated financial statements.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(A)	$4,403	$40	$169	$1,670	$2,524
Interest on long-term debt(B)	1,442	285	447	374	336
Capital leases(C)	57	8	14	14	21
Operating leases(D)	142	22	37	26	57
Purchase obligations(E)	4,032	1,521	1,545	631	335
Unfunded pension plan benefits(F)	148	14	26	28	80
Other post-employment benefits(F)	130	8	19	24	79
Funded pension plans(F)	47	47	—	—	—

Total	$10,401	$1,945	$2,257	$2,767	$3,432

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.
(B)	Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2012 and includes the effect of current interest rate swap agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.
(C)	Includes both principal and interest components of future minimum capital lease payments. Excluded from these amounts are insurance, taxes and maintenance associated with the property.
(D)	Includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. We do not have any operating leases with contingent rents. Excluded from these amounts are insurance, taxes and maintenance associated with the properties and equipment.
(E)	Includes agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2012. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.
(F)	Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases and healthcare cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2022. For funded pension plans, estimating the requirements beyond fiscal 2013 is not practical, as it depends on the performance of the plans’ investments, among other factors.

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

As of March 31, 2012, all of our manufacturing facilities worldwide were ISO 14001 certified and OHSAS 18001 certified and 29 have dedicated quality improvement management systems.

Our capital expenditures for environmental protection and the betterment of working conditions in our facilities were $16 million in fiscal 2012. We expect these capital expenditures will be approximately $11 million in fiscal 2013. In addition, expenses for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) were $17 million in fiscal 2012, and are expected to be $14 million in fiscal 2013. Generally, expenses for environmental protection are recorded in “Cost of goods sold (exclusive of depreciation and amortization).” However, significant remediation costs that are not associated with on-going operations are recorded in “Other (income) expense, net.”

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

For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in OCI and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of OCI to earnings are recognized in the line item most reflective of the underlying risk exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing ineffectiveness to align accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in “Other (income) expense, net”.

For all derivatives designated in hedging relationships, gains or losses representing hedge ineffectiveness or amounts excluded from effectiveness testing are recognized in “Other (income) expense, net” in our current period earnings. If no hedging relationship is designated, gains or losses are recognized in “Other (income) expense, net” in our current period earnings.

Consistent with the cash flows from the underlying risk exposure, we classify cash settlement amounts associated with designated derivatives as part of either operating or investing activities in the consolidated statements of cash flows. If no hedging relationship is designated, we classify cash settlement amounts as part of investing activities in the consolidated statement of cash flows.

The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 15 — Financial Instruments and Commodity Contracts and Note 16 — Fair Value of Assets and Liabilities to our accompanying consolidated audited financial statements for discussion on fair value of derivative instruments.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of acquired companies. As a result of the Arrangement, we estimated fair value of the identifiable net assets of acquired companies using a number of factors, including the application of multiples and discounted cash flow estimates. The carrying value of goodwill for each of our reporting units, which is tested for impairment annually, is as follows (in millions):

March 31, 2012
North America	$288
Europe	181
South America	142

$611

Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the last day of February of each year. Our reporting units are the same as our operating segments.

In September 2011, the Financial Accounting Standards Board issued new accounting guidance for testing goodwill for impairment. See Note 1 – Business and Summary of Significant Accounting Policies. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

For the year ended March 31, 2012, we early adopted the new guidance for purposes of performing our annual goodwill impairment assessment. As of the last day of February 2012, we assessed qualitative factors and determined that there were no events or circumstances that led to a determination that it was more likely than not that the estimated fair value of a reporting unit was less than its carrying amount, therefore no further analysis was required and no goodwill impairment was identified.

Qualitative factors considered for each reporting unit included, but were not limited to, financial performance, forecasts and trends, macro-economic conditions, industry and market considerations, and the degree by which the fair value of each reporting unit exceeded its carrying value as of our most recent quantitative analysis in fiscal year 2011.

If we determine that that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount, we would perform the two-step quantitative impairment test. Step one compares the fair value of each reporting unit to its carrying amount. If step one indicates that the carrying value of the reporting unit exceeds the fair value, the second step is performed to measure the amount of impairment, if any.

Equity investments

We invest in a number of public and privately-held companies, primarily through joint ventures and consortiums. If they are not consolidated, these investments are accounted for using the equity or cost method. As a result of the Arrangement, investments in and advances to affiliates as of May 16, 2007 were adjusted to reflect fair value.

We review investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment to identify events or circumstances indicating that an investment may be impaired. Once an impairment indicator is identified, we must determine if an impairment exists, and if so, whether the impairment is other than temporary, in which case the investment would be written down to its estimated fair value.

Impairment of Long Lived Assets and Other Intangible Assets

We assess the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount, in accordance with FASB Accounting Standards Codification (ASC) (Codification) No. 360, Property, Plant and Equipment.

When evaluating long-lived assets and finite-lived intangible assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future net cash flows (undiscounted and without interest charges). If the estimated future net cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss. If we recognize an impairment loss, the carrying amount of the asset is adjusted to fair value based on the discounted estimated future net cash flows and will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. For an amortizable intangible asset, the new cost basis will be amortized over the remaining useful life of the asset.

Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. For the year ended March 31, 2012, we recorded impairment charges of $42 million classified as “Restructuring charges, net” which related primarily to the impairment of the planned closure of our Saguenay Works facility in Quebec, Canada and an additional impairment recorded on the land and buildings at our Bridgnorth facility and $4 million in impairment charges on long-lived assets classified as “Other (income) expense, net.” For the year ended March 31, 2011, we recorded impairment charges of $5 million classified as “Restructuring charges, net” related to the write down of land and buildings at our Bridgnorth facility, offset by a $10 million gain on asset sales at our Rogerstone facility. We recorded impairment charges on long-lived assets of $1 million during the year ended March 31, 2010.

Our other intangible assets of $678 million as of March 31, 2012 consist of tradenames, technology and software, customer relationships and favorable energy and supply contracts and are amortized over 3 to 20 years. As of March 31, 2012, we do not have any other intangible assets with indefinite useful lives, other than Goodwill. No impairments of other intangible assets have been identified during any of the periods presented.

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

The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Gains and losses are amortized over the group’s average future service life of the employees. The average future service life for pension plans and other postretirement benefit plans is 10.5 and 11.9 years, respectively. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.

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

The most significant assumption used to calculate pension and other postretirement obligations is the discount rates used to determine the present value of benefits. It is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada and the United States, and on published long-term high quality corporate bond indices in other countries, at the end of each fiscal year. Adjustments were made to the index rates based on the duration of the plans’ obligations for each country. The weighted average discount rate used to determine the pension benefit obligation was 4.4%, 5.3%, and 5.5% as of March 31, 2012, 2011, and 2010, respectively. The weighted average discount rate used to determine the other postretirement benefit obligation was 4.2% as of March 31, 2012, compared to 5.2% and 5.6% for March 31, 2011 and 2010, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.

As of March 31, 2012, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $132 million in the pension and other postretirement obligations and in a decrease of $15 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of March 31, 2012, assuming inflation remains unchanged, would result in an increase of $132 million in the pension and other postretirement obligations and in an increase of $15 million in the net periodic benefit cost. The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 13 — Postretirement Benefit Plans to our accompanying consolidated financial statements. The weighted average expected return on assets was 6.7% for 2012, 6.8% for 2011, and 6.7% for 2010. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of March 31, 2012 would result in a variation of approximately $5 million in the net periodic benefit cost.

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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors such as the interpretation of tax laws. This means that significant estimates and judgments are required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances as of March 31, 2012 aggregating $251 million against such assets based on our current assessment of future operating results, timing and nature of realizing deferred tax liabilities, tax planning strategies and tax carrybacks.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under ASC 740, Income Taxes. ASC 740 utilizes a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence.

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

However, total “Segment Income” is not a measurement of financial performance under GAAP, and our total “Segment Income” may not be comparable to similarly titled measures of other companies. Total “Segment Income” has important limitations as an analytical tool, and you should not consider this measure in isolation or as a substitute for analysis of our results as reported under GAAP. For example, total “Segment Income”:

•	does not reflect the company’s cash expenditures or requirements for capital expenditures or capital commitments;

•	does not reflect changes in, or cash requirements for, the company’s working capital needs; and

•	does not reflect any costs related to the current or future replacement of assets being depreciated and amortized.

We also use total “Segment Income”:

•	as a measure of operating performance to assist us in comparing our operating performance on a consistent basis because it removes the impact of items not directly resulting from our core operations;

•	for planning purposes, including the preparation of our internal annual operating budgets and financial projections;

•	to evaluate the performance and effectiveness of our operational strategies; and

•	as a basis to calculate incentive compensation payments for our key employees.

Total “Segment Income” is equivalent to Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2012 consolidated balance sheet.

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

Sensitivities

We estimate that a 10% increase in LME aluminum prices would result in a $29 million pre-tax loss related to the change in fair value of our aluminum contracts as of March 31, 2012.

Energy

We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the year ended March 31, 2012, natural gas and electricity represented approximately 88% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.

We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of March 31, 2012, we have a nominal amount of forward purchases outstanding related to natural gas.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 60% of our total electricity requirements for our smelter operations. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.

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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2012 given a 10% decline in spot prices for energy contracts ($ in millions).

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

We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of “Accumulated other comprehensive income (loss)” in the Shareholders’ equity section of the accompanying consolidated balance sheets. “Net sales” and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 15 — Financial Instruments and Commodity Contracts.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2012, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(43)
Euro	10%	(39)
Korean won	10%	(8)
Canadian dollar	(10)%	(4)
British pound	(10)%	(3)
Swiss franc	(10)%	(6)

Interest Rate Risks

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions, these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited which resulted in de-designation. The 2011 Term Loan Facility contains a floor feature of the higher of LIBOR or 100 basis points plus a spread that ranges from 2.75% to 3.00%. As of March 31, 2012, this floor feature was in effect, changing our variable rate debt to fixed rate debt with a spread of 3%. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

Due to the floor feature of our 2011 Term Loan Facility mentioned above, a 10 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2012, would have no impact on our annual pre-tax income. To be above the 2011 Term Loan Facility floor feature, as of March 31, 2012, interest rates would have to increase by 54 basis points (bp). From time to time, we have used interest rate swaps to manage our debt cost.

In January 2012, in Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt swaps in order to manage our exposure to changes in 3M-CD interest rate. See Note 11 — Debt for further information.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2012, given a 100 bps negative shift in rates ($ in millions).

	Change in Rate	Change in Fair Value
Interest Rate Contracts
North America – USD LIBOR	(100)bps	$—
Asia – KRW-CD-3200	(100)bps	$(1)

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries (the Company) at March 31, 2012 and March 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

May 24, 2012

Novelis Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Year Ended March 31,
	2012	2011	2010
Net sales	$11,063	$10,577	$8,673

Cost of goods sold (exclusive of depreciation and amortization)	9,743	9,227	7,213
Selling, general and administrative expenses	383	375	337
Depreciation and amortization	329	404	384
Research and development expenses	44	40	38
Interest expense and amortization of debt issuance costs	305	207	175
Interest income	(15)	(13)	(11)
Loss on assets held for sale	111	—	—
Loss on extinguishment of debt	—	84	—
Restructuring charges, net	60	34	14
Equity in net loss of non-consolidated affiliates	13	12	15
Other (income) expense, net	(39)	(36)	(219)

	10,934	10,334	7,946

Income before income taxes	129	243	727
Income tax provision	39	83	262

Net income	90	160	465
Net income attributable to noncontrolling interests	27	44	60

Net income attributable to our common shareholder	$63	$116	$405

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares)

	March 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$317	$311
Accounts receivable, net
— third parties (net of allowances of $5 and $7 as of March 31, 2012 and 2011, respectively)	1,331	1,480
— related parties	36	28
Inventories	1,024	1,338
Prepaid expenses and other current assets	61	50
Fair value of derivative instruments	99	165
Deferred income tax assets	151	39
Assets held for sale	81	—

Total current assets	3,100	3,411
Property, plant and equipment, net	2,689	2,543
Goodwill	611	611
Intangible assets, net	678	707
Investment in and advances to non–consolidated affiliates	683	743
Fair value of derivative instruments, net of current portion	2	17
Deferred income tax assets	74	52
Other long–term assets
— third parties	168	193
— related parties	16	19

Total assets	$8,021	$8,296

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities

Current portion of long–term debt	$23	$21
Short–term borrowings	18	17
Accounts payable
— third parties	1,245	1,378
— related parties	51	50
Fair value of derivative instruments	95	82
Accrued expenses and other current liabilities	476	568
Deferred income tax liabilities	34	43
Liabilities held for sale	57	—

Total current liabilities	1,999	2,159
Long–term debt, net of current portion	4,321	4,065
Deferred income tax liabilities	581	552
Accrued postretirement benefits	687	526
Other long–term liabilities	310	359

Total liabilities	7,898	7,661

Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2012 and 2011	—	—
Additional paid–in capital	1,659	1,830
Accumulated deficit	(1,379)	(1,442)
Accumulated other comprehensive (loss) income	(191)	57

Total equity of our common shareholder	89	445
Noncontrolling interests	34	190

Total equity	123	635

Total liabilities and equity	$8,021	$8,296

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended March 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$90	$160	$465
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	329	404	384
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(7)	(43)	(194)
Loss on assets held for sale	111	—	—
Loss on extinguishment of debt	—	84	—
Non-cash impairment charges, net	46	5	2
Deferred income taxes	(33)	(45)	229
Write-off and amortization of fair value adjustments, net	24	4	(134)
Amortization of debt issuance costs	17	9	6
Equity in net loss of non-consolidated affiliates	13	12	15
(Gain) loss on foreign exchange remeasurement on debt	13	—	(20)
(Gain) loss on sale of assets	3	(4)	1
Gain on reversal of accrued legal claim	—	—	(3)
Other, net	3	(7)	4
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from acquisitions and divestitures):
Accounts receivable	47	(295)	(46)
Inventories	214	(218)	(264)
Accounts payable	(188)	263	311
Other current assets	(10)	(8)	14
Other current liabilities	(67)	134	47
Other noncurrent assets	9	(6)	(15)
Other noncurrent liabilities	(58)	5	42

Net cash provided by operating activities	556	454	844

INVESTING ACTIVITIES
Capital expenditures	(516)	(234)	(101)
Proceeds from sales of assets
— third parties	12	21	5
— related parties	4	10	—
Proceeds from investment in and advances to non-consolidated affiliates, net	2	—	3
(Outflow) proceeds from related party loans receivable, net	(3)	(1)	4
(Outflow) proceeds from settlement of other undesignated derivative instruments, net	59	91	(395)

Net cash used in investing activities	(442)	(113)	(484)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	271	3,985	177
— related parties	—	—	4
Principal repayments
— third parties	(22)	(2,489)	(67)
— related parties	—	—	(95)
Short-term borrowings, net	2	(56)	(193)
Return of capital to our common shareholder	—	(1,700)	—
Dividends, noncontrolling interest	(1)	(18)	(13)
Acquisition of noncontrolling interest in Novelis Korea, Ltd.	(344)	—	—
Debt issuance costs	(2)	(193)	(1)

Net cash used in financing activities	(96)	(471)	(188)

Net increase (decrease) in cash and cash equivalents	18	(130)	172
Effect of exchange rate changes on cash	(12)	4	17
Cash and cash equivalents — beginning of period	311	437	248

Cash and cash equivalents — end of period	$317	$311	$437

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive Income (Loss)	Non- Controlling	Total
	Shares	Amount	Capital	Deficit)	(AOCI)	Interests	Equity
Balance as of March 31, 2009	1,412,046	—	$3,530	$(1,963)	$(148)	$90	1,509
Fiscal 2010 Activity:

Net income attributable to our common shareholder	—	—	—	405	—	—	405

Net income attributable to noncontrolling interests	—	—	—	—	—	60	60

Share consolidation	(1,411,046)	—	—	—	—	—	—
Currency translation adjustment, net of tax of $— in AOCI	—	—	—	—	54	21	75
Change in fair value of effective portion of hedges, net of tax benefit of $5 included in AOCI	—	—	—	—	(8)	—	(8)
Change in pension and other benefits, net of tax provision of $10 included in AOCI	—	—	—	—	(1)	—	(1)

Noncontrolling interests cash dividends declared	—	—	—	—	—	(30)	(30)

Balance as of March 31, 2010	1,000	—	3,530	(1,558)	(103)	141	2,010

Fiscal 2011 Activity:
Net income attributable to our common shareholder	—	—	—	116	—	—	116

Net income attributable to noncontrolling interests	—	—	—	—	—	44	44
Currency translation adjustment, net of tax provision of $6 in AOCI	—	—	—	—	111	6	117
Change in fair value of effective portion of hedges, net of tax provision of $27 included in AOCI	—	—	—	—	49	—	49
Change in pension and other benefits, net of tax benefit of $3 included in AOCI	—	—	—	—	—	—	—

Return of capital to our common shareholder	—	—	(1,700)	—	—	—	(1,700)

Noncontrolling interests cash dividends declared	—	—	—	—	—	(1)	(1)

Balance as of March 31, 2011	1,000	—	1,830	(1,442)	57	190	635

Fiscal 2012 Activity:

Net income attributable to our common shareholder	—	—	—	63	—	—	63

Net income attributable to noncontrolling interests	—	—	—	—	—	27	27
Currency translation adjustment, net of tax provision of $— in AOCI	—	—	—	—	(83)	(8)	(91)
Change in fair value of effective portion of hedges, net of tax benefit of $17 included in AOCI	—	—	—	—	(26)	(3)	(29)
Change in pension and other benefits, net of tax benefit of $55 included in AOCI	—	—	—	—	(136)	—	(136)

Acquisition of noncontrolling interest in Novelis Korea Ltd.	—	—	(171)	—	(3)	(170)	(344)

Noncontrolling interests cash dividends declared	—	—	—	—	—	(2)	(2)

Balance as of March 31, 2012	1,000	$—	$1,659	$(1,379)	$(191)	$34	$123

See accompanying notes to the consolidated financial statements.

Novelis Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Year Ended March 31,
	2012	2011	2010
Net income attributable to our common shareholder	$63	$116	$405

Other comprehensive income (loss):
Currency translation adjustment attributable to our common shareholder	(83)	117	54
Change in fair value of effective portion of hedges, net attributable to our common shareholder	(43)	76	(13)
Change in pension and other benefits, net attributable to our common shareholder	(191)	(3)	9

Other comprehensive income (loss) before income tax effect attributable to our common shareholder	(317)	190	50
Income tax provision (benefit) related to items of other comprehensive income (loss) attributable to our common shareholder	(72)	30	5

Other comprehensive income (loss), net of tax attributable to our common shareholder	(245)	160	45

Comprehensive income (loss) attributable to our common shareholder	(182)	276	450

Net income attributable to noncontrolling interests	27	44	60

Other comprehensive income:
Currency translation adjustment attributable to noncontrolling interest	(8)	6	21
Change in fair value of effective portion of hedges, net attributable to noncontrolling interest	(3)	—	—

Other comprehensive income (loss) attributable to noncontrolling interest	(11)	50	81

Comprehensive income attributable to noncontrolling interest	$16	$326	$531

See accompanying notes to the consolidated financial statements.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization and Description of Business

Novelis Inc., formed in Canada on September 21, 2004, and its subsidiaries, is the world’s leading aluminum rolled products producer based on shipment volume. We produce aluminum sheet and light gauge products for the beverage and food can, transportation, construction and industrial, and foil products markets. As of March 31, 2012, we had operations on four continents: North America, South America, Asia and Europe, and 29 operating facilities in eleven countries. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.

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

Consolidation Policy

Our consolidated financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate all intercompany accounts and transactions from our consolidated financial statements.

We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated “Net income attributable to our common shareholder” includes our share of the net earnings (losses) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of equity method investments and net losses.

We use the cost method to account for our investments in entities that we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. These investments are recorded at the lower of their cost or fair value.

Use of Estimates and Assumptions

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairment of long lived assets and other intangible assets (4) equity investments; (5) actuarial assumptions related to pension and other postretirement benefit plans; (6) tax uncertainties and valuation allowances and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We have established liabilities for environmental remediation where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these liabilities may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital expenditures, any of which could have a material adverse effect on our financial position or results of operations or cash flows. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell a property, receive full value for a property or use a property as collateral for a loan.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Approximately 58% of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial position, results of operations and cash flows.

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

Other risks and uncertainties

In addition, refer to Note 16 — Fair Value of Assets and Liabilities and Note 19 — Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications and adjustments

Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted for the current period.

For the years ended March 31, 2011 and 2010, we reclassified $(43) million and $(194) million, respectively, from “(Gain) loss on change in fair value of derivative instruments, net” to “Other (income) expense, net” to conform with the current year presentation. This reclassification had no impact on “Income before income taxes,” “Net income,” the consolidated balance sheets or consolidated statements of cash flows. See footnote 17 — Other (income) expense, net for details of “Other (income) expense, net.”

Revenue recognition

We recognize sales when the revenue is realized or realizable, and has been earned. We record sales when a firm sales agreement is in place, delivery has occurred and collectability of the fixed or determinable sales price is reasonably assured.

We recognize product revenue, net of trade discounts and allowances, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer. We generally ship our product to our customers FOB (free on board) destination point; the remaining products are shipped FOB shipping point. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. We sell most of our products under contracts based on a “conversion premium,” which is subject to periodic adjustments based on market factors. As a result, the aluminum price risk is largely absorbed by the customer. In situations where we offer customers fixed prices for future delivery of our products, we may enter into derivative instruments for all or a portion of the cost of metal inputs to protect our profit on the conversion of the product. In addition, through December 31, 2009, certain of our sales contracts provided for a ceiling over which metal prices could not be contractually passed through to the customer. We partially mitigated the risk of this metal price exposure through the purchase of derivative instruments.

We record tolling revenue when the revenue is realized or realizable, and has been earned. Tolling refers to the process by which certain customers provide metal to us for conversion to rolled product. We do not take title to the metal and, after the conversion and return shipment of the rolled product to the customer, we charge them for the value-added conversion cost and record these amounts in “Net sales.”

Shipping and handling amounts we bill to our customers are included in “Net sales” and the related shipping and handling costs we incur are included in “Cost of goods sold (exclusive of depreciation and amortization).”

Cost of goods sold (exclusive of depreciation and amortization)

“Cost of goods sold (exclusive of depreciation and amortization)” includes all costs associated with inventories, including the procurement of materials, the conversion of such materials into finished product, and the costs of warehousing and distributing finished goods to customers. Material procurement costs include inbound freight charges as well as purchasing, receiving, inspection and storage costs. Conversion costs include the costs of direct production inputs such as labor and energy, as well as allocated overheads from indirect production centers and plant administrative support areas. Warehousing and distribution expenses include inside and outside storage costs, outbound freight charges and the costs of internal transfers.

Selling, general and administrative expenses

“Selling, general and administrative expenses” include selling, marketing and advertising expenses; salaries, travel and office expenses of administrative employees and contractors; legal and professional fees; software license fees and bad debt expenses.

Cash and cash equivalents

“Cash and cash equivalents” includes investments that are highly liquid and have maturities of three months or less when purchased. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these instruments.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in OCI and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of OCI to earnings are recognized in the line item most reflective of the underlying risk exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing ineffectiveness to align accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in “Other (income) expense, net.”

For all derivatives designated in hedging relationships, gains or losses representing hedge ineffectiveness or amounts excluded from effectiveness testing are recognized in “Other (income) expense, net” in our current period earnings. If no hedging relationship is designated, gains or losses are recognized in “Other (income) expense, net” in our current period earnings.

Consistent with the cash flows from the underlying risk exposure, we classify cash settlement amounts associated with designated derivatives as part of either operating or investing activities in the consolidated statements of cash flows. If no hedging relationship is designated, we classify cash settlement amounts as part of investing activities in the consolidated statement of cash flows.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 15 — Financial Instruments and Commodity Contracts and Note 16 — Fair Value of Assets and Liabilities to our accompanying consolidated audited financial statements for discussion on fair value of derivative instruments.

Inventories

We carry our inventories at the lower of their cost or market value, reduced for excess and obsolete items. We use the “average cost” method to determine cost.

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

As noted above, our machinery and equipment have useful lives of 2 to 25 years. Most of our large scale machinery, including hot mills, cold mills, continuous casting mills, furnaces and finishing mills have useful lives of 15 to 25 years. Supporting machinery and equipment, including automation and work rolls, have useful lives of 2 to 15 years.

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset, and when material, we capitalize interest on major construction and development projects while in progress.

We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, after consideration of any proceeds, is included as a gain or loss in “Other (income) expense, net” in our consolidated statements of operations.

We account for operating leases under the provisions of ASC 840, Leases. These pronouncements require us to recognize escalating rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

Goodwill

We test for impairment at least annually during the fourth quarter of each fiscal year, unless some triggering event occurs that would require an impairment assessment. We use our operating segments as our reporting units.

In September 2011, the Financial Accounting Standards Board issued new accounting guidance for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the year ended March 31, 2012, in conjunction with management’s annual review of goodwill, Novelis early adopted the new guidance.

When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

Long-Lived Assets and Other Intangible Assets

We amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value.

We assess the recoverability of long-lived assets (excluding goodwill) and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Impairments of long-lived assets have been included in “Restructuring charges, net” and “Other income (expense), net” in the consolidated statement of operations.

If the carrying amount of an intangible asset were to exceed its fair value, we would recognize an impairment charge in “Other (income) expense, net” in our consolidated statements of operations. No impairments of other intangible assets have been identified during any of the periods presented.

We continue to depreciate long-lived assets to be disposed of other than by sale. We carry long-lived assets to be disposed of by sale in our consolidated balance sheets at the lower of net book value or the fair value less cost to sell, and we cease depreciation.

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

Financing Costs and Interest Income

We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the “effective interest amortization” method. The related income or expense is included in “Interest expense and amortization of debt issuance costs” in our consolidated statements of operations. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the financing.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Pensions and Postretirement Benefits

We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to AOCI in shareholder’s equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For the years ended March 31, 2012 and 2011, we used March 31 as the measurement date.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Noncontrolling Interests in Consolidated Affiliates

These financial statements reflect the application of ASC 810, Consolidations (ASC 810), which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

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

Losses attributable to the noncontrolling interest in an affiliate may exceed our interest in the affiliate’s equity. The excess, and any further losses attributable to the noncontrolling interest, shall be attributed to those interests. The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As of March 31, 2012, we have no such losses.

Environmental Liabilities

We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. We adjust these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information become available. Accruals for environmental liabilities are stated at undiscounted amounts. Environmental liabilities are included in our consolidated balance sheets in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” depending on their short- or long-term nature. Any receivables for related insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in our consolidated balance sheets in “Prepaid expenses and other current assets.”

Costs related to environmental contamination treatment and clean-up are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued in the period in which such costs are determined to be probable and estimable.

Litigation Contingencies

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

We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more than likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, the statute of limitation has expired or the appropriate taxing authority has completed their examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 18 —Income Taxes for additional discussion.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Foreign Currency Translation

The assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located in Europe and Asia), are translated to U.S. dollars at the period end exchange rates and revenues and expenses are translated at average exchange rates for the period. Differences arising from the translation of assets and liabilities are included in the currency translation adjustment (CTA) component of AOCI. If there is a planned sale or liquidation of our ownership in a foreign operation, the relevant portion of the CTA is recognized in our consolidated statement of operations.

For all operations, the monetary items denominated in currencies other than the functional currency are remeasured at period-end exchange rates and transaction gains and losses are included in “Other (income) expense, net” in our consolidated statements of operations. Non-monetary items are remeasured at historical rates.

Research and Development

We incur costs in connection with research and development programs that are expected to contribute to future earnings, and charge such costs against income as incurred. Research and development costs consist primarily of salaries and administrative costs.

Restructuring Activities

“Restructuring charges, net” include employee severance and benefit costs, impairments of assets, and other costs associated with exit activities. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations (ASC 420) relating to one-time termination benefits. Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate.

Customer Directed Derivatives

We classify all customer directed derivatives and associated trading activities as operating activities in our consolidated statement of cash flows. Cash flows provided by such derivatives were $19 million and $75 million in the years ended March 31, 2011 and 2010, respectively. There were no customer directed derivatives for the year ended March 31, 2012 or as of March 31, 2011.

Recently Adopted Accounting Standards

Effective for the year ended March 31, 2012, we adopted the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which contains changes to the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impairment test, otherwise no further analysis is required. An entity may also elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. The adoption of this standard had no impact on our consolidated financial position.

Effective for the year ended March 31, 2012, we adopted the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs) and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU No. 2011-04 will be effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard had no impact on our consolidated financial position, but required additional disclosure in Note 16 — Fair Value of Assets and Liabilities.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, in December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. These standards are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We will adopt this standard in our interim period ending June 30, 2012. The adoption of this standard will have no impact on our consolidated financial position, but will require additional disclosure.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	RESTRUCTURING PROGRAMS

“Restructuring charges, net” for the year ended March 31, 2012, 2011 and 2010 of $60 million, $34 million and $14 million, respectively, includes $42 million, $5 million and $2 million, respectively, of non-cash charges discussed in greater detail below. “Restructuring charges, net” for the year ended March 31, 2011 includes a $10 million gain from the sale of assets to Hindalco discussed further below. The following table summarizes our restructuring activity by region (in millions).

	Europe	North America	Asia	South America	Corporate	Restructuring liabilities
Balance as of March 31, 2009	61	16	—	2	1	80
Fiscal 2010 Activity:
Provisions	8	5	—	(1)	—	12
Cash payments	(46)	(11)	—	(2)	(1)	(60)
Adjustments — other	5	—	—	1	—	6

Balance as of March 31, 2010	28	10	—	—	—	38
Fiscal 2011 Activity:
Provisions	17	13	—	5	5	40
Cash payments	(10)	(17)	—	(1)	(2)	(30)
Adjustments — other	2	—	—	—	—	2

Balance as of March 31, 2011	37	6	—	4	3	50

Fiscal 2012 Activity:
Provisions	30	6	—	1	2	39
Cash payments	(25)	(7)	—	(2)	(3)	(37)
Reversals	(21)	—	—	—	—	(21)
Adjustments — other	(2)	—	—	(1)	—	(3)

Balance as of March 31, 2012	$19	$5	$—	$2	$2	$28

As of March 31, 2012, $27 million of restructuring liabilities is classified as short-term and is included in “Accrued expenses and other current liabilities” and $1 million is classified as long-term in “Other long–term liabilities” on our consolidated balance sheets.

Europe

Total “Restructuring charges, net” for the year ended March 31, 2012 consisted of $13 million in severance across our European plants, fixed asset impairments related to restructuring actions initiated in prior years, a reversal of a remaining liability and other exit costs. For the year ended March 31, 2012, we made $12 million in severance payments, $3 million in payments for environmental remediation, and $10 million in other exit related payments.

For the year ended March 31, 2012, we made a decision to shutdown a lithographic sheet line in our Göttingen, Germany facility and as a result we have recorded a liability for severance costs of $14 million. The Company ceased operations associated with the Bridgnorth, U.K. foil rolling and laminating operations at the end of April 2011. For the year ended March 31, 2012, as a result of the sale of the land and buildings at the Bridgnorth site, we recorded an additional $8 million of fixed asset impairment and restructuring charges related to the sale and site closure and made payments of $13 million in severance and other exit payments related to this plan.

As previously announced, we closed our Rogerstone facility in prior years. During the year ended March 31, 2012, we sold the land and reversed the outstanding environmental contingencies of $21 million related to this location, which was recorded as a reduction to “Restructuring charges, net.” Additionally, we recorded $6 million of severance charges for restructuring programs related to our European general and administrative functions and $5 million related to other restructuring activities in the year ended March 31, 2012.

As of March 31, 2012, the restructuring liability balance of $19 million was comprised of $18 million of severance costs and $1 million of other costs.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total “Restructuring charges, net” for the year ended March 31, 2011 consisted of $11 million in severance across our European plants, fixed asset impairments related to restructuring actions initiated in fiscal 2011 and prior years and other exit costs. We recorded $15 million of restructuring costs related to Bridgnorth which consisted of the following: $8 million in severance and environmental costs; $2 million in contract termination and other expenses and $5 million in asset impairment costs related to the write down of land and building to fair value. In fiscal year 2011, we recorded a $10 million gain on the sale of assets to Hindalco and $1 million in other restructuring related costs related to the closure of our Rogerstone facility. Also, we recorded an additional $3 million of restructuring expense for severance and environmental costs and $2 million of contract termination and other costs related to restructuring actions initiated in prior years. For the year ended March 31, 2011, we made $6 million in severance payments and $4 million in payments for environmental remediation and other costs.

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

North America

Total “Restructuring charges, net” for the year ended March 31, 2012 were $34 million. In the year ended March 31, 2012, we recorded an additional $3 million of termination benefits related to the previously announced relocation of our North American headquarters from Cleveland to Atlanta and we made $7 million in payments related to previously announced separation programs. We also recorded $3 million of one-time termination benefits associated with our decision to relocate our primary research and development operations to Kennesaw, Georgia. During the year ended March 31, 2012 we made the decision to close our Saguenay Works facility in Quebec, Canada effective August 2012, and recorded a fixed asset impairment charge of $28 million. The decision was driven by the need to right-size production capacity in North America, along with the ever-increasing logistics costs and structural challenges facing this location.

As of March 31, 2012, the restructuring liability balance of $5 million was comprised of $4 million of severance costs and $1 million of other costs.

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

South America

Total “Restructuring charges, net” for the year ended March 31, 2012, consisted of $11 million of severance costs, fixed asset impairments related to current period restructuring actions and impairments related to actions initiated in prior years. For the year ended March 31, 2012, we made $2 million in severance and other exit related payments.

In the year ended March 31, 2012, we announced that we ceased production of converter foil (9 microns thickness or less) for flexible packaging and stopped production of one rolling mill at our Santo André plant in Brazil. The decision was made due to overcapacity in the foil market and increased competition from low-cost countries. Approximately 74 positions were eliminated in the Santo Andre plant related to ceasing these operations. For the year ended March 31, 2012, the Company recorded $3 million in asset impairment costs related to the write down of land and building to fair value and $1 million in severance related costs.

As of March 31, 2012, the restructuring liability balance of $2 million was comprised of environmental remediation liabilities.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Corporate

Total “Restructuring charges, net” for the year ended March 31, 2012, consisted of $2 million, primarily in severance costs and other exit related costs. As of March 31, 2012, the restructuring liability balance of $2 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta and other contract termination fees.

We recorded $3 million of restructuring expense for the year ended March 31, 2011, related to lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta and other contract termination fees. The lease termination costs include a $2 million deferred credit on the former facility.

3.	ACCOUNTS RECEIVABLE

“Accounts receivable, net” consists of the following (in millions).

	March 31,
	2012	2011
Trade accounts receivable	$1,268	$1,413
Other accounts receivable	68	74

Accounts receivable — third parties	1,336	1,487
Allowance for doubtful accounts — third parties	(5)	(7)

	1,331	1,480
Other accounts receivable — related parties	36	28

Accounts receivable, net	$1,367	$1,508

Allowance for Doubtful Accounts

As of March 31, 2012 and 2011, our allowance for doubtful accounts represented approximately 0.4% and 0.5%, respectively, of gross accounts receivable.

Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/ (Written- Off)	Foreign Exchange and Other	Balance at End of Period
Year Ended March 31, 2010	$2	$2	$(1)	$1	$4
Year Ended March 31, 2011	$4	$2	$(1)	$2	$7
Year Ended March 31, 2012	$7	$1	$(2)	$(1)	$5

Forfaiting and Factoring of Trade Receivables

Novelis Korea Ltd. forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 120 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are excluded from the accompanying consolidated balance sheets. Forfaiting expenses are included in “Selling, general and administrative expenses” in our consolidated statements of operations.

Our Brazilian operations factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. Under this method, customers are directed to make payments on invoices to a financial institution, but are not contractually required to do so. The financial institution pays us for invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables, and they are excluded from the accompanying consolidated balance sheets. Factoring expenses are included in “Selling, general and administrative expenses” in our consolidated statements of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summary Disclosures of Financial Amounts

The following tables summarize amounts relating to our forfaiting and factoring activities (in millions).

	Year Ended March 31,
	2012	2011	2010
Receivables forfaited	$235	$396	$423
Receivables factored	$61	$77	$149
Forfaiting expense	$1	$1	$2
Factoring expense	$1	$1	$1

	March 31,
	2012	2011
Forfaited receivables outstanding	$49	$52
Factored receivables outstanding	$4	$8

4.	INVENTORIES

“Inventories” consist of the following (in millions).

	March 31,
	2012	2011
Finished goods	$207	$293
Work in process	380	529
Raw materials	340	414
Supplies	97	102

Inventories	$1,024	$1,338

5.	ASSETS HELD FOR SALE

In March 2012, we announced the planned sale of three aluminum foil and packaging plants in our Europe segment to American Industrial Acquisition Corporation (AIAC). The transaction includes foil rolling and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction is a step in aligning our growth strategy on the higher-volume, premium markets of beverage cans, automobiles and electronics and specialty products. These plants are expected to be sold within a year and we have classified the respective assets and liabilities of these plants as “Assets held for sale” and “Liabilities held for sale” in the consolidated balance sheet as of March 31, 2012.

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. During the year ended March 31, 2012, we recorded an estimated loss on the disposal of the assets and liabilities of $111 million, which is included in “Loss on assets held for sale” in the consolidated statement of operations.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale as of March 31, 2012 (in millions).

March 31
2012
Assets held for sale
Accounts receivable	53
Inventories	17
Prepaid expenses and other current assets	3
Property, plant and equipment, net	8

Total assets held for sale	$81

Liabilities held for sale
Accounts payable	23
Accrued expenses and other current liabilities	20
Accrued postretirement benefits	10
Other liabilities	4

Total liabilities held for sale	$57

6.	PROPERTY, PLANT AND EQUIPMENT

“Property, plant and equipment, net” consists of the following (in millions).

	March 31,
	2012	2011
Land and property rights	$185	$228
Buildings	770	816
Machinery and equipment	2,684	2,787

	3,639	3,831
Accumulated depreciation and amortization	(1,508)	(1,441)

	2,131	2,390
Construction in progress	558	153

Property, plant and equipment, net	$2,689	$2,543

As of March 31, 2012 and 2011, there were $535 million and $328 million, respectively, of fully depreciated assets included in our consolidated balance sheet.

Total depreciation expense is shown in the table below (in millions). For the year ended March 31, 2012, we capitalized $12 million in interest related to construction of property, plant and equipment. Capitalized interest related to construction of property, plant and equipment was immaterial for the year ended March 31, 2011.

	Year Ended March 31,
	2012	2011	2010
Depreciation expense related to property, plant and equipment	$283	$357	$336

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset impairments

For the year ended March 31, 2012, we recorded impairment charges of $42 million classified in “Restructuring charges, net” primarily related to the closure of our Saguenay and Bridgnorth facilities and $4 million in impairment charges on long-lived assets classified as “Other (income) expense, net.” For the year ended March 31, 2011, we recorded impairment charges of $5 million classified in “Restructuring charges, net” related to the write down of land and buildings at our Bridgnorth facility, offset by a $10 million gain on asset sales at our Rogerstone facility. During the year ended March 31, 2010, we recorded $1 million of impairment charges which is included in “Other (income) expense, net” on the consolidated statement of operations. See Note 2 — Restructuring Programs for additional information on asset impairments classified as “Restructuring charges, net.”

Leases

We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates through 2015, and we lease assets in Sierre, Switzerland including a 15-year capital lease through December 2019 from Alcan. Operating leases generally have five to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs.

The following table summarizes rent expense included in our consolidated statements of operations (in millions):

	Year Ended March 31,
	2012	2011	2010
Rent expense	$27	$26	$24

Future minimum lease payments as of March 31, 2012, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Year Ending March 31,	Operating Leases	Capital Lease Obligations
2013	$22	$8
2014	20	7
2015	17	7
2016	14	7
2017	12	7
Thereafter	57	21

Total minimum lease payments	$142	57

Less: interest portion on capital lease		12

Principal obligation on capital leases		$45

The future minimum lease payments for capital lease obligations exclude $2 million of unamortized fair value adjustments recorded as a result of the Arrangement (see Note 11 — Debt).

Assets and related accumulated amortization under capital lease obligations as of March 31, 2012 and 2011 are as follows (in millions).

	March 31,
	2012	2011
Assets under capital lease obligations:
Buildings	$11	$11
Machinery and equipment	78	78

	89	89
Accumulated amortization	(51)	(44)

	$38	$45

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Asset Retirement Obligations

The following is a summary of our asset retirement obligation activity. The period-end balances are included in “Other long-term liabilities” in our consolidated balance sheets (in millions).

	Balance at Beginning of Period	Accretion	Other	Balance at End of Period
Year Ended March 31, 2010	$16	$1	$—	$17
Year Ended March 31, 2011	$17	$1	$(2)	$16
Year Ended March 31, 2012	$16	$1	$(2)	$15

7.	GOODWILL AND INTANGIBLE ASSETS

There were no material changes to the gross carrying amount or accumulated impairment of goodwill during the years ended March 31, 2012 and 2011. The following table summarizes “Goodwill” (in millions) for the years ended March 31, 2012 and 2011.

	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
North America	$1,148	$(860)	$288
Europe	511	(330)	181
South America	292	(150)	142

	$1,951	$(1,340)	$611

The components of “Intangible assets, net” are as follows (in millions).

	March 31, 2012				March 31, 2011
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	20 years	$141	$(34)	$107	$145	$(28)	$117
Technology and software	13 years	245	(83)	162	210	(72)	138
Customer-related intangible assets	20 years	466	(113)	353	475	(92)	383
Favorable energy supply contract	9.5 years	124	(68)	56	123	(54)	69

	16.9 years	$976	$(298)	$678	$953	$(246)	$707

Our favorable energy supply contract is amortized over its estimated useful life using a method that reflects the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.

Amortization expense related to “Intangible assets, net” is as follows (in millions):

	Year Ended March 31,
	2012	2011	2010
Total Amortization expense related to intangible assets	$59	$60	$66
Less: Amortization expense related to intangible assets included in “Cost of goods sold (exclusive of depreciation and amortization)” (A)	(13)	(13)	(18)

Amortization expense related to intangible assets included in “Depreciation and amortization”	$46	$47	$48

(A)	Relates to amortization of favorable energy supply contract.

Estimated total amortization expense related to “Intangible assets, net” for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fiscal Year Ending March 31,
2013	$62
2014	62
2015	61
2016	61
2017	57

8.	CONSOLIDATION

Purchase of Noncontrolling Interest in Novelis Korea Limited

During the year ended March 31, 2012, we acquired 31.3% of the shares of Novelis Korea Limited for $344 million. The transaction resulted in our ownership of 99% of the outstanding shares of Novelis Korea Limited. The acquisition was recorded as a reduction to equity of $344 million.

The following table summarizes the change in ownership interest (in millions).

Year ended March 31, 2012
Net income attributable to our common shareholder	$63

Decrease in additional paid-in capital for purchase of shares in Novelis Korea Limited	(171)

Change from net income attributable to our common shareholder and transfers from noncontrolling interest	$(108)

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

The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our consolidated balance sheets (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture, as they are directly owned and consolidated by Novelis or Tri-Arrows.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2012	March 31, 2011
Assets
Current assets
Cash and cash equivalents	$2	$1
Accounts receivable	20	27
Inventories	42	36

Total current assets	64	64
Property, plant and equipment, net	15	13
Goodwill	12	12
Deferred income taxes	63	52
Other long-term assets	3	3

Total assets	$157	$144

Liabilities
Current liabilities
Accounts payable	$24	$26
Accrued expenses and other current liabilities	11	11

Total current liabilities	35	37
Accrued postretirement benefits	145	120
Other long-term liabilities	2	2

Total liabilities	$182	$159

9.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of March 31, 2012, and which we account for using the equity method. We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. We have no material investments that we account for using the cost method.

Affiliate Name	Ownership Structure	Ownership Percentage
Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
MiniMRF LLC	Limited Liability Company	50%

The following table summarizes our share of the assets, liabilities and equity of our equity method affiliates. The results include the unamortized fair value adjustments of $509 million and $559 million as of March 31, 2012 and 2011, respectively relating to our non-consolidated affiliates due to the Arrangement.

	March 31,
	2012	2011
Assets:
Current assets	$78	$80
Non-current assets	825	889

Total assets	$903	$969

Liabilities:
Current liabilities	$66	$63
Non-current liabilities	154	163

Total liabilities	220	226
Equity:
Novelis equity investment	683	743

Total liabilities and equity	$903	$969

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the accompanying consolidated financial statements are transactions and balances arising from businesses we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. The following table also describes the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions). These results include the incremental depreciation and amortization expense, net of tax, of $17 million, $17 million, and $18 million for the years ended March 31, 2012, 2011, and 2010, respectively that we record in our equity method accounting as a result of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement.

	Year Ended March 31,
	2012	2011	2010
Net sales	$252	$229	$242
Costs, expenses and provision for taxes on income	265	241	257

Net income (loss)	$(13)	$(12)	$(15)

Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$252	$229	$241

For the year ended March 31, 2012, Alunorf had a $16 million related party loan outstanding. We earned less than $1 million of interest income on the loan due from Alunorf during each of the periods presented in the table above. We believe collection of the full amount receivable is probable; thus, no allowance for loan loss was provided for this loan as of March 31, 2012 and 2011.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million Euros. As of March 31, 2012, our guarantee was $1 million.

The following table describes the period-end account balances that we had with these non-consolidated affiliates, included in the related party balances in the accompanying consolidated balance sheets (in millions).

	March 31,
	2012	2011
Accounts receivable-related parties	$33	$28
Other long-term assets-related parties	$16	$19
Accounts payable-related parties	$51	$50

Transactions with Hindalco

We occasionally have related party transactions with our parent company, Hindalco. During the year ended March 31, 2012 we recorded “Net Sales” of $5 million between Novelis and our parent related to sales of aluminum coils. There were no amounts recorded to “Net Sales” for years ended March 31, 2011 and 2010. We also have related party “Accounts receivable, net” of $3 million as of March 31, 2012 related to transactions with Hindalco. There were no “Accounts receivable, net” related to transactions with Hindalco outstanding as of March 31, 2011.

On December 11, 2009, our wholly-owned subsidiary, Novelis U.K. Limited, entered into an agreement with Hindalco to sell certain equipment previously used in the operation of our aluminum sheet mill in Rogerstone, South Wales, U.K., which ceased operations in April 2009. Under the equipment purchase agreement, Hindalco paid Novelis U.K. Limited a purchase price of $17 million, and in the year ended March 31, 2012, we provided ancillary technical assistance to Hindalco with respect to its use of the equipment. The purchase price for the equipment was based on a third-party valuation, and we believe the terms of this transaction are comparable to the terms that would have been reached with a third party on an arms-length basis.

Novelis U.K. Limited entered into agreements with Hindalco to sell certain aluminum rolling equipment previously used in the operation of our plant located at Bridgnorth, England. In the year ended March 31, 2011, Hindalco paid Novelis U.K. Limited a purchase price of $3 million, plus certain additional dismantling costs. The purchase price for the equipment was based on a third-party valuation, and we believe the terms of this transaction are comparable to the terms that would have been reached with a third party on an arms-length basis. In the year ended March 31, 2012, Hindalco purchased an additional $5 million of equipment, and we provided ancillary technical assistance to Hindalco with respect to its use of the equipment.

On December 17, 2010, we completed certain refinancing activities and paid $1.7 billion to our shareholder as a return of capital.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

“Accrued expenses and other current liabilities” consists of the following (in millions).

	March 31,
	2012	2011
Accrued compensation and benefits	$160	$199
Accrued interest payable	66	64
Accrued income taxes	19	35
Other current liabilities	231	270

Accrued expenses and other current liabilities	$476	$568

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	DEBT

Debt consists of the following (in millions).

	March 31, 2012					March 31, 2011
	Interest Rates(A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	4.83%	$18	$—		$18	$17	$—		$17
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	4.00%	1,705	(37	)(B)	1,668	1,496	(38	)(B)	1,458
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	(1)		1,399
7.25% Senior Notes, due February 2015	7.25%	74	2		76	74	3		77
Novelis Korea Limited
Facility Loan, due December 2014	4.63%	26	—		26	—	—		—
Term Loan, due December 2014	4.96%	18	—		18	—	—		—
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 40 million)	7.50%	45	(2)		43	48	(3)		45
Novelis Brazil
BNDES loans, due December 2018 through April 2021	5.50%	15	(4)		11	5	(2)		3
Other
Other debt, due December 2011 through November 2015	5.22%	2	—		2	4	—		4

Total debt — third parties		4,403	(41)		4,362	4,144	(41)		4,103
Less: Short term borrowings		(18)	—		(18)	(17)	—		(17)
Current portion of long term debt		(23)	—		(23)	(21)	—		(21)

Long-term debt, net of current portion — third parties:		$4,362	$(41)		$4,321	$4,106	$(41)		$4,065

(A)	Interest rates are as of March 31, 2012 and exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of the Arrangement, the debt exchange completed in fiscal 2009, the series of refinancing transactions we completed in fiscal 2011, and the additional borrowing in fiscal 2012.
(B)	Debt existing at the time of the Arrangement was recorded at fair value. In connection with a series of refinancing transactions a portion of the historical fair value adjustments were allocated to the Term Loan Facility. The balance also includes the unamortized discount on the Term Loan Facility.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of March 31, 2012 for our debt denominated in foreign currencies) are as follows (in millions).

As of March 31, 2012	Amount
Short-term borrowings and Current portion of long term debt due within one year	$41
2 years	25
3 years	143
4 years	25
5 years	1,645
Thereafter	2,524

Total	$4,403

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

Senior Secured Credit Facilities

On December 7, 2011, we borrowed an incremental $225 million through our existing term loan credit facility. The senior secured credit facilities consist of (1) a $1.5 billion six-year secured and an incremental $225 million five-year secured term loan credit facility, due March 2017 (collectively referred to as Term Loan Facility) and (2) an $800 million five-year asset based loan facility (ABL Facility) that may be increased by an additional $200 million. The interest rate on the Term Loan Facility is the higher of LIBOR or a floor of 100 basis points, plus a spread ranging from 2.75% to 3.00% depending on the Company’s net leverage ratio, as defined in the Term Loan Facility agreement. The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also contain certain negative covenants as specified in the agreements. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.

The senior secured credit facilities include various customary covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. In

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

addition, under the ABL Facility, if (a) our excess availability under the ABL Facility is less than the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitment at any time and (y) the then applicable borrowing base and (ii) $90 million, at any time or (b) any event of default has occurred and is continuing, we are required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 until (1) such excess availability has subsequently been at least the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitments at such time and (y) the then applicable borrowing base for 30 consecutive days and (ii) $90 million and (2) no default is outstanding during such 30 day period. As of March 31, 2012 our excess availability under the ABL Facility was $704 million, or 88% of the lender commitments.

Further, under the Term Loan Facility we may not permit our total net leverage ratio as of the last day of our four consecutive quarters ending with any fiscal quarter to be greater than the ratio set forth below opposite the period in the table below during which the last day of such period occurs:

Period	Total Net Leverage Ratio
March 30, 2011 through March 31, 2012	4.75 to 1.0
April 1, 2012 through March 31, 2013	4.50 to 1.0
April 1, 2013 through March 31, 2014	4.375 to 1.0
April 1, 2014 through March 31, 2015	4.25 to 1.0
April 1, 2015 and thereafter	4.0 to 1.0

Korean Bank Loans

In December 2011, Novelis Korea Limited (Novelis Korea) entered into three separate loan agreements with local banks. The Novelis Korea bank loans consist of the following: (1) a $26 million (KRW 30 billion) loan due December 2014, (2) an $18 million (KRW 20 billion) loan due December 2014, and (3) a short term borrowing of $18 million (KRW 20 billion). All three bank loans have variable interest rates with the base rate tied to Korea’s 91-day CD rate plus an applicable spread ranging from 1.08% to 1.41%.

Short-Term Borrowings and Lines of Credit

As of March 31, 2012, our short-term borrowings were $18 million, consisting of an $18 million (KRW 20 billion) Novelis Korea bank loan. As of March 31 2012, $24 million of the ABL Facility was utilized for letters of credit, and we had $704 million in remaining availability under the ABL Facility. The weighted average interest rate on our total short-term borrowings was 4.83% and 2.43% as of March 31, 2012 and March 31, 2011, respectively.

As of March 31, 2012, we had $49 million of outstanding letters of credit in South Korea which are not related to the ABL Facility.

BNDES Loans

From February 2011 through December 2011, Novelis Brazil entered into eleven new loan agreements (the BNDES loans) with Brazil’s National Bank for Economic and Social Development (BNDES) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). The agreements provided for a commitment of Brazilian Real (R$) borrowings at a fixed rate of 5.5% up to an aggregate of $18 million (R$34 million). As of March 31, 2012, we had $15 million (R$28 million) outstanding under the BNDES loan agreements with maturity dates ranging from December 2018 through April 2021.

Interest Rate Swaps

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to December 17, 2010 these swaps were designated as cash flow hedges. On December 17, 2010 after the completion a refinancing transaction we ceased hedge accounting for these swaps and released all “Accumulated Other Comprehensive Income” (AOCI) into earnings during the year ended March 31, 2011.

We had $220 million of outstanding interest rate swaps with maturity date of April 2012, which were not designated as hedges as of March 31, 2012 and March 31, 2011.

On January 18, 2012 Novelis Korea entered into interest rate swaps for the Facility and Term year loans maturing December 2014. The rates were fixed at 4.485% for the $26 million (KRW 30 billion) loan and 4.815% for the $18 million (KRW 20 billion) loan. Both swaps expire December 2014, concurrent with the maturity of the loans. As of March 31, 2012, these swaps were designated as cash flow hedges.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital Lease Obligations

In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, which is equivalent to $2 million at the exchange rate as of March 31, 2012.

12.	SHARE-BASED COMPENSATION

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

Total compensation expense related to SARs and RSUs under the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” in our consolidated statements of operations. As the performance criteria for fiscal years 2013, 2014 and 2015 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs has been recorded for the years ended March 31, 2012 and 2011.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended March 31,
	2012	2011	2010
Novelis Long-Term Incentive Plan 2009	$3	$4	$6
Novelis Long-Term Incentive Plan 2010	(1)	9	3
Novelis Long-Term Incentive Plan 2011	(2)	5	—
Novelis Long-Term Incentive Plan 2012	1	—	—

Total compensation (income) expense	$1	$18	$9

The tables below show the RSUs activity under our 2012 LTIP and 2011 LTIP and the SARs activity under our 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP.

2012 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2011	—	—	$—
Granted	945,983	186.47	2
Forfeited/Cancelled	(67,308)	192.38

RSUs outstanding as of March 31, 2012	878,675	186.02	$2

2012 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	—	—	—	$—
Granted	7,201,070	188.05		—
Forfeited/Cancelled	(512,353)	192.38

SARs outstanding as of March 31, 2012	6,688,717	186.05	6.1	$—

2011 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2011	906,057	148.79	$4
Forfeited/Cancelled	(103,908)	147.10

RSUs outstanding as of March 31, 2012	802,149	149.01	$2

2011 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	7,117,652	148.79	6.2	$10
Exercised	(69,222)	191.17
Forfeited/Cancelled	(744,582)	147.10

SARs outstanding as of March 31, 2012	6,303,848	149.01	5.1	$—

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2010 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	11,052,491	88.46	5.2	$25
Exercised	(1,670,951)	174.76
Forfeited/Cancelled	(1,209,954)	87.16

SARs outstanding as of March 31, 2012	8,171,586	88.37	4.2	$7

2009 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2011	8,944,822	60.50	4.2	$14
Exercised	(3,505,010)	134.23
Forfeited/Cancelled	(594,160)	60.50

SARs outstanding as of March 31, 2012	4,845,652	60.50	3.2	$7

The fair value of each SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The fair value of each SAR under the 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP was estimated as of March 31, 2012 using the following assumptions:

	2012 LTIP	2011 LTIP	2010 LTIP	2009 LTIP
Risk-free interest rate	8.59%	8.60%	8.59%	8.27%
Dividend yield	1.04%	1.04%	1.04%	1.04%
Volatility	53%	55%	57%	47%

The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria. Since the performance criteria for fiscal years 2013, 2014 and 2015 have not yet been established and therefore, measurement periods for SARs relating to those periods have not yet commenced, no compensation expense for those tranches has been recorded for the year ended March 31, 2012. As of March 31, 2012, 5,930,689 SARs were exercisable.

Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $13 million which is expected to be realized over a weighted average period of 2.37 years. Unrecognized compensation expense is $1 million related to 2011 RSU’s and $2 million related to 2012 RSU’s, which will be recognized over the remaining vesting period of 1 year and 2 years, respectively.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	POSTRETIREMENT BENEFIT PLANS

Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland, the U.K. and South Korea; (2) unfunded defined benefit pension plans in Germany; and (3) unfunded lump sum indemnities in France, Malaysia and Italy. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

Employer Contributions to Plans

For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to-date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland, Malaysia and Brazil. We contributed the following amounts (in millions) to all plans.

	Year Ended March 31,
	2012	2011	2010
Funded pension plans	$57	$41	$50
Unfunded pension plans	13	13	11
Savings and defined contribution pension plans	19	18	16

Total contributions	$89	$72	$77

During fiscal year 2013, we expect to contribute $47 million to our funded pension plans, $14 million to our unfunded pension plans and $21 million to our savings and defined contribution plans.

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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2012	2011
Equity securities	35 - 60%	48%	50%
Debt securities	35 - 55%	47%	39%
Real estate	0 - 25%	2%	4%
Other	0 - 15%	3%	7%

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements

	Pension Benefits
	Year Ended March 31,
	2012	2011	2010
Benefit obligation at beginning of period	$1,275	$1,154	$945
Service cost	41	36	35
Interest cost	68	64	61
Members’ contributions	6	5	5
Benefits paid	(51)	(45)	(40)
Amendments	(8)	1	1
Transfers/mergers	8	(6)	4
Curtailments/settlements/termination benefits	(16)	—	1
Actuarial (gains) losses	175	23	107
Currency (gains) losses	(14)	43	35

Benefit obligation at end of period	$1,484	$1,275	$1,154

Benefit obligation of funded plans	$1,299	$1,101	$976
Benefit obligation of unfunded plans	185	174	178

Benefit obligation at end of period	$1,484	$1,275	$1,154

The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits (in millions), including the Swiss Pension Plan. Other Benefits in the tables below include unfunded healthcare and life insurance benefits provided to retired employees in Canada, Brazil and the U.S.

	Other Benefits
	Year Ended March 31,
	2012	2011	2010
Benefit obligation at beginning of period	$196	$167	$162
Service cost	9	7	6
Interest cost	10	10	10
Benefits paid	(9)	(7)	(7)
Curtailments/termination benefits	—	—	—
Actuarial (gains) losses	22	18	(6)
Currency (gains) losses	—	1	2

Benefit obligation at end of period	$228	$196	$167

Benefit obligation of unfunded plans	228	196	167

Benefit obligation at end of period	$228	$196	$167

	Pension Benefits
	Year Ended March 31,
	2012	2011	2010
Change in fair value of plan assets
Fair value of plan assets at beginning of period	927	$805	$598
Actual return on plan assets	55	81	147
Members’ contributions	6	5	5
Benefits paid	(51)	(45)	(40)
Company contributions	70	54	62
Transfers/mergers	6	(6)	4
Settlements	(14)	—	—
Currency gains (losses)	(3)	33	29

Fair value of plan assets at end of period	$996	$927	$805

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,
	2012		2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status
Funded Status at end of period:
Assets less the benefit obligation of funded plans	$(303)	$—	$(174)	$—
Benefit obligation of unfunded plans	(185)	(228)	(174)	(196)

	$(488)	$(228)	$(348)	$(196)

As included on consolidated balance sheet
Accrued expenses and other current liabilities	$13	$8	$11	$8
Accrued postretirement benefits	475	220	337	188

	$488	$228	$348	$196

The postretirement amounts recognized in “Accumulated other comprehensive income (loss),” before tax effects, are presented in the table below (in millions), and includes the impact related to our equity method investments.

	March 31,
	2012		2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial loss	$262	$39	$85	$19
Prior service cost (credit)	(13)	—	(7)	—

Total postretirement amounts recognized in Accumulated other comprehensive loss (income)	$249	$39	$78	$19

The estimated amounts that will be amortized from “Accumulated other comprehensive income (loss)” into net periodic benefit cost in fiscal 2013 are $26 million for pension benefits and $3 million for other postretirement benefits, primarily related to net actuarial losses.

The postretirement changes recognized in “Accumulated other comprehensive income (loss),” before tax effects, are presented in the table below (in millions), and includes the impact related to our equity method investments.

	March 31,
	2012		2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Beginning balance in Accumulated other comprehensive loss (income)	$78	$19	$95	$1
Curtailments and settlements	(2)	—	—	—
Net actuarial loss (gain)	190	22	(10)	18
Amortization of:
Prior service cost	2	—	1	—
Actuarial loss	(11)	(2)	(11)	—
Effect of currency exchange	—	—	3	—
Plan amendment	(8)	—	—	—

Total postretirement amounts recognized in Accumulated other comprehensive loss (income)	$249	$39	$78	$19

Accumulated Benefit Obligation in Excess of Plan Assets

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of March 31, 2012 and 2011 are presented in the table below (in millions).

	March 31,
	2012	2011
Projected benefit obligation	$1,467	$1,014
Accumulated benefit obligation	$1,329	$918
Fair value of plan assets	$979	$698

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Benefit Payments

Expected benefit payments to be made during the next ten fiscal years are listed in the table below (in millions).

	Pension Benefits	Other Benefits
2013	$53	$8
2014	57	9
2015	62	10
2016	67	11
2017	73	12
2018 through 2022	445	79

Total	$757	$129

	Year Ended March 31,
Pension Benefits	2012	2011	2010
Net periodic benefit cost
Service cost	$42	$36	$35
Interest cost	68	64	61
Expected return on assets	(63)	(56)	(43)
Amortization
— actuarial losses	11	11	12
— prior service cost	(1)	(1)	(1)
Curtailment/settlement losses	1	—	1

Net periodic benefit cost	58	54	65
Proportionate share of non-consolidated affiliates’ deferred pension costs, net of tax	3	3	1

Total net periodic benefit costs recognized	$61	$57	$66

Components of Net Periodic Benefit Cost

The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

	Year Ended March 31,
Other Benefits	2012	2011	2010
Net periodic benefit cost
Service cost	$9	$7	$6
Interest cost	10	9	10
Amortization — actuarial losses	1	—	1
Curtailment/termination benefits	—	—	—

Total net periodic benefit costs recognized	$20	$16	$17

Actuarial Assumptions and Sensitivity Analysis

The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended March 31,
Pension Benefits	2012	2011	2010
Weighted average assumptions used to determine benefit obligations
Discount rate	4.4%	5.3%	5.5%
Average compensation growth	3.4%	3.3%	3.6%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.3%	5.5%	6.1%
Average compensation growth	3.3%	3.6%	3.4%
Expected return on plan assets	6.7%	6.8%	6.7%

	Year Ended March 31,
Other Benefits	2012	2011	2010
Weighted average assumptions used to determine benefit obligations
Discount rate	4.2%	5.2%	5.6%
Average compensation growth	3.9%	3.9%	3.9%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.2%	5.6%	6.2%
Average compensation growth	3.9%	3.9%	4.0%

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

In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 6.4% in fiscal 2013.

We provide unfunded healthcare and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $9 million and $7 million for the years ended March 31, 2012 and 2011, respectively. The assumed healthcare cost trend used for measurement purposes is 8% for fiscal 2013, decreasing gradually to 5% in 2019 and remaining at that level thereafter.

A change of one percentage point in the assumed healthcare cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease
Sensitivity Analysis
Effect on service and interest costs	$2	$(2)
Effect on benefit obligation	$21	$(18)

In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance ASC No. 712, Compensation — Retirement Benefits. “Other long-term liabilities” on our consolidated balance sheets includes $18 million and $19 million as of March 31, 2012 and 2011, respectively, for these benefits.

Fair Value of Plan Assets

The following pension plan assets are measured and recognized at fair value on a recurring basis (in millions). Please see Note 16— Fair Value of Assets and Liabilities for description of the fair value hierarchy. The U.S. pension plan assets are invested exclusively in commingled funds and classified in Level 2. The foreign pension plan assets are invested in both direct investments (Levels 1 and 2) and commingled funds (Level 2).

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

US Pension Plan Assets

	March 31, 2012 Fair Value Measurements Using				March 31, 2011 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Large Cap Equity	$—	$167	$—	$167	$—	$149	$—	$149
Small/Mid Cap Equity	—	44	—	44	—	41	—	41
International Equity	—	103	—	103	—	86	—	86
Fixed Income	—	203	—	203	—	186	—	186

Total	$—	$517	$—	$517	$—	$462	$—	$462

Foreign Pension Plan Assets

	March 31, 2012 Fair Value Measurements Using				March 31, 2011 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity	$103	$59	$—	$162	$138	$53	$—	$191
Fixed Income	47	222	—	269	16	156	—	172
Real Estate	12	10	—	22	5	31	—	36
Cash	24	—	—	24	34	—	—	34
Other	2	—	—	2	8	24	—	32

Total	$188	$291	$—	$479	$201	$264	$—	$465

14.	CURRENCY LOSSES (GAINS)

The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying consolidated statements of operations (in millions).

	Year Ended March 31,
	2012	2011	2010
(Gain) loss on remeasurement of monetary assets and liabilities, net	$16	$(1)	$(15)
Loss released from accumulated other comprehensive income	1	—	—
Gain recognized on balance sheet remeasurement currency exchange contracts, net	(6)	—	—

Currency (gains) losses, net	$11	$(1)	$(15)

The following currency gains (losses) are included in “AOCI,” net of tax and “Noncontrolling interests” (in millions).

	Year Ended March 31,
	2012	2011	2010
Cumulative currency translation adjustment — beginning of period	$114	$(3)	$(78)
Effect of changes in exchange rates	(79)	117	75
Sale of investment in foreign entities (A)	(12)	—	—

Cumulative currency translation adjustment — end of period	$23	$114	$(3)

(A)	We reclassified $12 million of cumulative currency gains from AOCI to “Loss on assets held for sale” in the year ended March 31, 2012 related to the planned sale of three aluminum foil and packaging plants in Europe. See Note 5 — Assets Held For Sale

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS

The gross fair values of our financial instruments and commodity contracts as of March 31, 2012 and 2011 are as follows (in millions):

	00000	00000	00000	00000	00000
	March 31, 2012
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$17	$—	$(5)	$—	$12
Currency exchange contracts	12	$1	(6)	(6)	1
Net Investment hedges
Currency exchange contracts	2	—	—	—	2
Fair value hedges
Aluminum contracts	1	—	(6)	—	(5)

Total derivatives designated as hedging instruments	$32	$1	$(17)	$(6)	$10

Derivatives not designated as hedging instruments
Aluminum contracts	51	—	(47)	—	4
Currency exchange contracts	16	1	(10)	(1)	6
Interest rate swaps	—	—	—	—	—
Energy contracts	—	—	(21)	(30)	(51)

Total derivatives not designated as hedging instruments	67	1	(78)	(31)	(41)

Total derivative fair value	$99	$2	$(95)	$(37)	$(31)

	00000	00000	00000	00000	00000
	March 31, 2011
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$44	$—	$—	$—	$44
Currency exchange contracts	43	10	(1)	—	52
Net Investment hedges
Currency exchange contracts
Fair value hedges
Aluminum contracts	9	—	—	—	9

Total derivatives designated as hedging instruments	$96	$10	$(1)	—	$105

Derivatives not designated as hedging instruments
Aluminum contracts	54	5	(49)	—	10
Currency exchange contracts	15	2	(19)	(1)	(3)
Interest rate swaps	—	—	(4)	—	(4)
Energy contracts	—	—	(9)	(23)	(32)

Total derivatives not designated as hedging instruments	69	7	(81)	(24)	(29)

Total derivative fair value	$165	$17	$(82)	$(24)	$76

(A)	The noncurrent portions of derivative liabilities are included in “Other long-term liabilities” in the accompanying consolidated balance sheets.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aluminum

We use aluminum forward contracts and options to hedge our exposure to changes in the London Metal Exchange (LME) price of aluminum. These exposures arise primarily from firm commitments to sell aluminum in future periods at fixed prices, the forecasted output of our smelter operation in South America and the forecasted metal price lag associated with sales of aluminum in future periods at prices based on the LME.

We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. Such exposures do not extend beyond two years in length. We recognized losses on changes in fair value of derivative contracts of $11 million and gains on changes in the fair value of designated hedged items of $11 million in sales revenue for the year ended March 31, 2012. We had 32 kt and 25 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of March 31, 2012 and March 31, 2011, respectively.

We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. Such exposures do not extend beyond one year in length. We had 16 kt and 183 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of March 31, 2012 and March 31, 2011, respectively.

We identify and designate certain aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Price risk exposure arises due to fixed costs associated with our smelter operations in South America. Price risk exposure also arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Such exposures do not extend beyond one year in length. We had 144 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of March 31, 2012. No aluminum forward sales contracts were designated as cash flow hedges as of March 31, 2011.

The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of March 31, 2012 and March 31, 2011, we had short positions of 42 kt and 146 kt, respectively, of outstanding aluminum contracts not designated as hedges. The average duration of undesignated contracts is less than four months. The following table summarizes our notional amount (in kt).

	March 31,
	2012	2011
Hedge Type
Purchase (Sale)
Cash flow purchases	16	183
Cash flow sales	(144)	—
Fair value	32	25
Not designated	(42)	(146)

Total	(138)	62

Foreign Currency

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.

We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $976 million and $644 million of outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2012 and 2011, respectively.

We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $123 million of outstanding foreign currency forwards designated as net investment hedges as of March 31, 2012. We had no contracts designated as net investment hedges as of March 31, 2011. We recorded gains of $6 million related to net investment hedges in OCI for the year ended March 31, 2012.

As of March 31, 2012 and 2011, we had outstanding currency exchange contracts with a total notional amount of $1.4 billion and $1.6 billion, respectively, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the first quarter of fiscal 2013.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Energy

We own an interest in an electricity swap which we designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1.2 million megawatt hours of notional remain outstanding as of March 31, 2012. This electricity swap is expected to mature in November 2016.

We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of March 31, 2012 and March 31, 2011, we had 6.6 million MMBTUs and 6.7 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. Such exposures do not extend beyond two years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Interest Rate

We use interest rate swaps to manage our exposure to changes in the benchmark LIBOR interest rate which impacts our variable-rate debt. Prior to the completion of the December 17, 2010 refinancing transactions (see Note 11 — Debt), these swaps were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited. We ceased hedge accounting for these swaps and released all “Accumulated Other Comprehensive Income” (AOCI) into earnings during the year ended March 31, 2011.

We had $220 million of outstanding interest rate swaps with a maturity date of April 2012, which were not designated as hedges as of March 31, 2012 and 2011.

In January 2012, we entered into interest rate swaps to manage our exposure to changes in the benchmark 3M-CD interest rate. We converted our (1) $26 million (KRW 30 billion) floating rate loan to a fixed rate of 4.485% and our (2) $18 million (KRW 20 billion) floating rate loan to a fixed rate of 4.815%. Both swaps expire December 2014, concurrent with the maturity of the loans. As of March 31, 2012, these swaps were designated as cash flow hedges.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended
	March 31,
	2012	2011	2010
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$65	$5	$123
Balance sheet remeasurement currency exchange contracts	7	—	—
Other currency exchange contracts	20	34	72
Energy contracts (D)	(30)	3	(1)
Interest Rate swaps	—	(5)	—

Gain recognized	62	37	194

Derivative Instruments Designated as Hedges
Cash flow hedges
Aluminum contracts (C)	2	—	—
Currency exchange contracts (A)	11	6	—
Balance Sheet remeasurement currency exchange contracts (B)	(1)	—	—
Fair Value hedges
Aluminum contracts	(11)	4	—
Fixed priced firm sales commitments (C)	11	(4)	—

Gain recognized	12	6	—

Total gain recognized	$74	$43	$194

Gain on balance sheet remeasurement currency exchange contracts, net	6	—	—
Realized gains (losses), net	130	107	(384)
Unrealized gains (losses) on other derivative instruments, net	(62)	(64)	578

Total gain recognized	$74	$43	$194

(A)	Amount represents excluded forward market premium/discount and hedging relationship ineffectiveness.
(B)	Amount represents releases from AOCI of gains/losses related to balance sheet remeasurement hedges.
(C)	An immaterial amount of ineffectiveness exists in both cash flow and fair value hedging relationships involving aluminum derivatives.
(D)	Includes amounts related to de-designated electricity swap.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). Within the next twelve months, we expect to reclassify $12 million of gains from “AOCI” to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Year Ended March 31,			Year Ended March 31,
Derivatives in Cash Flow	2012	2011	2010	2012	2011	2010
Energy contracts (A)	$—	$12	$(13)	$—	$—	$1
Aluminum contracts	(30)	41	—	2	—	—
Currency exchange contracts	(26)	24	—	11	6	—
Interest rate swaps	—	1	5	—	(5)	—

Total	$(56)	$78	$(8)	$13	$1	$1

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Year Ended March 31,			Location of Gain (Loss) Reclassified from AOCI into Earnings
Derivatives in Cash Flow	2012	2011	2010
Energy contracts (A)	$(5)	$7	$5	Other (income) expense, net
Aluminum contracts	(16)	—	—	Cost of goods sold
Aluminum contracts	5	—	—	Sales
Currency exchange contracts	7	—	—	Cost of goods sold and SG&A
Currency exchange contracts	(3)	—	—	Sales
Currency exchange contracts	(1)	—	—	Other (income) expense, net and Interest Expense
Interest rate swaps	—	(5)	—	Other (income) expense, net and Interest Expense

Total	$(13)	$2	$5

(A)	AOCI related to de-designated electricity swap is amortized to income over the remaining term of the hedged item.

16.	FAIR VALUE OF ASSETS AND LIABILITIES

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

We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. These derivatives include certain of our energy-related forward contracts (e.g., electricity swap). Models for these fair value measurements include inputs based on estimated future prices for periods beyond the term of the quoted prices.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our electricity swap represents an agreement to buy electricity at a fixed price at our Oswego, New York facility. Forward prices are not observable for this market, so we must make certain assumptions based on available information that we believe to be relevant to market participants. We use observable forward prices for a geographically nearby market. We adjust these prices for 1) historical spreads between the cash prices of the two markets, and 2) historical spreads between retail and wholesale prices.

The average forward price at March 31, 2012, estimated using the method described above was $49 per megawatt hour, which represents an $8 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $42 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $750 thousand.

For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). As of March 31, 2012 and 2011, we did not have any Level 1 derivative contracts. No amounts were transferred from Level 1 to Level 2 or to Level 3. Additionally, no amounts were transferred from Level 2 to Level 1 or to Level 3.

The following table presents our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy (in millions).

	March 31,
	2012		2011
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments

Aluminum contracts	$69	$(58)	$111	$(48)

Currency exchange contracts	32	(23)	70	(21)

Energy contracts	—	(10)	—	(3)

Interest rate swaps	—	—	—	(4)

Total Level 2 Instruments	101	(91)	181	(76)

Level 3 Instruments

Aluminum contracts	—	—	1	(1)

Energy contracts	—	(41)	—	(29)

Total Level 3 Instruments	—	(41)	1	(30)

Total	$101	$(132)	$182	$(106)

We recognized unrealized losses of $17 million related to Level 3 financial instruments that were still held as of March 31, 2012. These unrealized gains are included in “Other (income) expense, net.”

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts on a net basis (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2010	$(35)
Realized/unrealized gain included in earnings (B)	7
Realized/unrealized gain included in Other Comprehensive income (loss) (C)	6
Settlements	(7)

Balance as of March 31, 2011	(29)
Realized/unrealized losses included in earnings(B)	(16)
Settlements	4

Balance as of March 31, 2012	$(41)

(A)	Represents net derivative liabilities.
(B)	Included in “Other income (expense), net.”
(C)	Included in “Change in fair value of effective portion of hedges, net,” within Other comprehensive income (loss).

Financial Instruments Not Recorded at Fair Value

The table below presents the estimated fair value of certain financial instruments that are not recorded at fair value on a recurring basis (in millions). The table excludes short-term financial assets and liabilities for which we believe carrying value approximates fair value. The fair value of long-term receivables is based on anticipated cash flows, which approximates carrying value and is classified as Level 2. We value long-term debt using Level 2 inputs. Valuations are based on either market and/or broker ask prices when available or on a standard credit adjusted discounted cash flow model.

	March 31,
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$16	$16	$19	$19
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,344	$4,605	$4,086	$4,370

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	OTHER (INCOME) EXPENSE, NET

“Other (income) expense, net” is comprised of the following (in millions).

	Year Ended
	March 31,
	2012	2011	2010
Foreign currency remeasurement (gains) losses, net (A)	$11	$(1)	$(15)
Gain on reversal of accrued legal claims (B)	—	—	(3)
Loss (gain) on change in fair value of other unrealized derivative instruments, net	62	64	(578)
(Gain) loss on change in fair value of other realized derivative instruments, net	(130)	(107)	384
Loss on Brazilian tax litigation, net (C)	13	8	1
(Gain) on litigation settlement in Brazil (D)	(8)	—	—
(Gain) loss on sale of assets, net	3	(4)	1
Other, net	10	4	(9)

Other (income) expense, net	$(39)	$(36)	$(219)

(A)	Includes “Gain recognized on balance sheet remeasurement currency exchange contracts, net.”
(B)	We recognized a $3 million gain on the reversal of a previously recorded legal accrual upon settlement during the year ended March 31, 2010.
(C)	See footnote 19 – Commitments and Contingencies, Brazil Tax Matters for further details.
(D)	We received and recognized a gain of $8 million during the year ended March 31, 2012 as settlement related to a lawsuit we filed against a Brazilian vendor.

18.	INCOME TAXES

We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our Income before income taxes (and after removing our Equity in net loss of non-consolidated affiliates) are as follows (in millions).

	Year Ended
	March 31,
	2012	2011	2010
Domestic (Canada)	$(283)	$(181)	$(38)
Foreign (all other countries)	425	436	780

Pre-tax income before equity in net loss of non-consolidated affiliates	$142	$255	$742

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the Income tax provision are as follows (in millions).

	Year Ended
	March 31,
	2012	2011	2010
Current provision (benefit):
Domestic (Canada)	$3	$16	$(24)
Foreign (all other countries)	69	112	58

Total current	72	128	34

Deferred provision (benefit):
Domestic (Canada)	—	(6)	—
Foreign (all other countries)	(33)	(39)	228

Total deferred	(33)	(45)	228

Income tax provision	$39	$83	$262

The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions, except percentages).

	Year Ended
	March 31,
	2012	2011	2010
Pre-tax income before equity in net (income) loss on non-consolidated affiliates	$142	$255	$742

Canadian Statutory tax rate	27%	29%	30%

Provision at the Canadian statutory rate	$38	$74	$223
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(9)	—	19
Exchange remeasurement of deferred income taxes	(26)	20	38
Change in valuation allowances	117	1	(3)
Tax credits and other allowances	(6)	(5)	(4)
Expense (income) items not subject to tax	(5)	(9)	1
Dividends not subject to tax	(52)	(15)	—
Enacted tax rate changes	3	8	7
Tax rate differences on foreign earnings	(4)	(6)	(9)
Uncertain tax positions	(23)	6	(10)
Other, net	6	9	—

Income tax provision	$39	$83	$262

Effective tax rate	27%	33%	35%

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will be unable to utilize those losses; (4) non-taxable dividends; (5) the effects of enacted tax rate changes on cumulative taxable temporary differences; and (6) differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings and (7) increases or decreases in uncertain tax positions recorded under the provisions of ASC 740, Income Taxes (ASC 740).

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

We enjoy the benefits of favorable tax holidays in various jurisdictions, which resulted in a $10 million reduction to tax expense for the year ended March 31, 2012, and will phase out between December 31, 2013 and March 31, 2020.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	March 31,
	2012	2011
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$337	$216
Tax losses/benefit carryforwards, net	294	355
Depreciation and amortization	62	93
Other assets	22	35

Total deferred income tax assets	715	699
Less: valuation allowance	(251)	(239)

Net deferred income tax assets	$464	$460

Deferred income tax liabilities:
Depreciation and amortization	$658	$727
Inventory valuation reserves	93	119
Monetary exchange gains, net	72	85
Other liabilities	31	33

Total deferred income tax liabilities	$854	$964

Net deferred income tax liabilities	$390	$504

As of March 31, 2012, we transferred deferred tax assets of $101 million and related valuation allowances of $101 million into “Assets Held for Sale” for Rugles, France and Dudelange, Luxembourg.

ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $251 million and $239 million were necessary as of March 31, 2012 and 2011, respectively.

It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.

In fiscal 2011, we considered the closure of our Bridgnorth operations in our analysis of positive and negative evidence surrounding expected future taxable income in the U.K. and determined that it is more likely than not that we will realize our net deferred tax asset. Thus, we reversed the valuation allowance, resulting in a decrease to income tax expense of $49 million.

As of March 31, 2012, we had net operating loss carryforwards of approximately $242 million (tax effected) and tax credit carryforwards of $52 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards begin expiring in fiscal 2012 with some amounts being carried forward indefinitely. As of March 31, 2012, valuation allowances of $140 million and $31 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, and the U.K.

As of March 31, 2011, we had net operating loss carryforwards of approximately $309 million (tax effected) and tax credit carryforwards of $46 million, which would have been available to offset future taxable income and tax liabilities, respectively. The carryforwards began expiring in fiscal 2011 with some amounts being carried forward indefinitely. As of March 31, 2011, valuation allowances of $112 million and $24 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefits would not be realized. The net operating loss carryforwards were predominantly in the U.S., the U.K., Canada, France, Italy and Luxembourg.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Tax Uncertainties

As of March 31, 2012 and 2011, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $28 million and $45 million, respectively.

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

During fiscal 2012, we agreed to certain findings presented by taxing authorities related to tax audits in certain jurisdictions for the years 2004 through 2008. As a result of these findings, we reduced our unrecognized tax benefits, including interest, by approximately $23 million. Of this amount, approximately $17 million was recorded as a reduction to the income tax provision. Certain examination findings relate to issues which impact multiple tax jurisdictions. Based on the proposed resolution of these issues in one jurisdiction, we are pursuing competent authority relief from the offsetting tax jurisdiction(s), and therefore have recorded an offsetting deferred tax asset of approximately $4 million in one such jurisdiction in the year ended March 31, 2012.

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

Our policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of March 31, 2012, 2011 and 2010, we had $12 million, $16 million and $14 million accrued, respectively, for interest and penalties. For the year ended March 31, 2012 we recognized a $4 million tax benefit related to reductions in accrued interest and penalties. For the years ended March 31, 2011 and 2010, we recognized $2 million in interest and penalty expense in each period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended
	March 31,
	2012	2011	2010
Beginning balance	$45	$39	$51
Additions based on tax positions related to the current period	5	4	4
Additions based on tax positions of prior years	—	3	7
Reductions based on tax positions of prior years	(14)	—	—
Settlements	(5)	—	(1)
Statute lapses	—	(3)	(23)

Foreign exchange	(3)	2	1

Ending Balance	$28	$45	$39

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes Payable

Our consolidated balance sheets include income taxes payable (net) of $54 million and $87 million as of March 31, 2012 and 2011, respectively. Of these amounts, $19 million and $35 million are reflected in “Accrued expenses and other current liabilities” as of March 31, 2012 and 2011, respectively.

19.	COMMITMENTS AND CONTINGENCIES

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

For certain matters in which the Company is involved, for which a loss is probable or reasonably possible, we are unable to reasonably estimate a loss. For certain other matters where we have not established a liability for which a loss is reasonably possible and the loss is reasonably estimable, we have estimated the aggregated range of loss as $0 to $40 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate.

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

We have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to all of our known environmental matters as of March 31, 2012 will be approximately $12 million. Of this amount, $5 million is included in “Other long-term liabilities,” with the remaining $7 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet as of

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2012. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters

As a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes, as of March 31, 2012 and 2011, we had cash deposits aggregating approximately $33 million and $50 million, respectively, with the Brazilian government. These deposits, which are included in “Other long-term assets - third parties” in our accompanying consolidated balance sheets, will be expended toward these legal proceedings.

In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions. In most cases we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. We have established liabilities for these settlements as of March 31, 2012. In total, the liabilities approximate $163 million and $179 million as of March 31, 2012 and 2011, respectively. As of March 31, 2012, $13 million and $150 million of liabilities are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying consolidated balance sheets. As of March 31, 2011, $5 million and $174 million of liabilities are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $13 million, $8 million and $7 million which is included in “Loss on Brazilian tax litigation, net” which is reported in “Other (income) expense, net” for the years ended March 31, 2012, 2011, and 2010 respectively.

20.	SEGMENT, GEOGRAPHICAL AREA, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION

Segment Information

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.

The following is a description of our operating segments:

•

North America. Headquartered in Atlanta, Georgia, this segment manufactures aluminum sheet and light gauge products and operates 11 plants, including two fully dedicated recycling facilities and two facilities with recycling operations, in two countries.

•

Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates 12 plants, including one fully dedicated recycling facility and 4 plants with recycling operations, in six countries.

•	Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.

•

South America. Headquartered in Sao Paulo, Brazil, this segment comprises smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates three plants in Brazil.

Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies. For “Segment income” purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e., realized) during that period.

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

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Adjustment to Eliminate Proportional Consolidation. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. See Note 8— Consolidation and Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates.

The tables below show selected segment financial information (in millions). The “Eliminations and other” column in the table below include eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments as well as the adjustment for proportional consolidation.

Selected Segment Financial Information

	0000000	0000000	0000000	0000000	0000000	0000000
Selected Operating Results Year Ended March 31, 2012	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$3,967	$3,840	$1,830	$1,278	$148	$11,063
Write-off and amortization of fair value adjustments	(13)	—	—	—	7	(6)
Depreciation and amortization	136	129	55	55	(46)	329
Income tax provision (benefit)	21	2	23	(10)	3	39
Capital expenditures	108	73	151	177	7	516
Total assets as of March 31, 2012	$2,668	$2,754	$1,039	$1,493	$89	$8,043

	0000000	0000000	0000000	0000000	0000000	0000000
Selected Operating Results Year Ended March 31, 2011	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$3,760	$3,589	$1,866	$1,214	$148	$10,577
Write-off and amortization of fair value adjustments	(7)	1	—	—	(3)	(9)
Depreciation and amortization	168	141	56	80	(41)	404
Income tax provision (benefit)	3	1	27	44	8	83
Capital expenditures	61	73	37	81	(18)	234
Total assets as of March 31, 2011	$2,613	$3,170	$1,015	$1,481	$17	$8,296

	0000000	0000000	0000000	0000000	0000000	0000000
Selected Operating Results Year Ended March 31, 2010	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$3,130	$2,975	$1,501	$948	$119	$8,673
Write-off and amortization of fair value adjustments	128	(1)	—	—	7	134
Depreciation and amortization	162	153	48	64	(43)	384
Income tax provision (benefit)	116	73	31	69	(27)	262
Capital expenditures	38	48	15	18	(18)	101
Total assets as of March 31, 2010	$2,663	$2,870	$965	$1,344	$(80)	$7,762

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Year Ended March 31,
	2012	2011	2010
North America	$407	$382	$292
Europe	284	313	212
Asia	181	225	154
South America	181	152	97
Depreciation and amortization	(329)	(404)	(384)
Interest expense and amortization of debt issuance costs	(305)	(207)	(175)
Interest income	15	13	11
Unrealized gains (losses) on change in fair value of derivative instruments, net	(62)	(64)	578
Realized gains (losses) on derivative instruments not included in segment income	1	5	—
Adjustment to eliminate proportional consolidation	(49)	(45)	(52)
Loss on extinguishment of debt	—	(84)	—
Restructuring charges, net	(60)	(34)	(14)
Loss on assets held for sale	(111)	—	—
Other (costs) income, net	(24)	(9)	8

Income before income taxes	129	243	727
Income tax provision	39	83	262

Net income	90	160	465
Net income attributable to noncontrolling interests	27	44	60

Net income attributable to our common shareholder	$63	$116	$405

Geographical Area Information

We had 29 operating facilities in eleven countries as of March 31, 2012. The tables below present “Net sales” and “Long-lived assets” by geographical area (in millions). “Net sales” are attributed to geographical areas based on the origin of the sale. “Long-lived assets” are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended March 31,
	2012	2011	2010
Net sales:
United States	$3,914	$3,737	$3,134
Asia and Other Pacific	1,830	1,866	1,481
Brazil	1,278	1,214	947
Canada	234	182	152
Germany	2,755	2,483	2,041
United Kingdom	77	178	165
Other Europe	975	917	753

Total Net sales	$11,063	$10,577	$8,673

	March 31,
	2012	2011
Long-lived assets:
United States	$1,365	$1,341
Asia and Other Pacific	506	411
Brazil	786	630
Canada	92	126
Germany	283	364
United Kingdom	31	45
Other Europe	304	332

Total long-lived assets	$3,367	$3,249

Information about Major Customers and Primary Supplier

The table below shows our net sales to Rexam Plc (Rexam), Anheuser-Busch InBev (Anheuser-Busch), and Affiliates of Ball Corporation our three largest customers, as a percentage of total “Net sales.”

	Year Ended March 31,
	2012	2011	2010
Rexam	14%	15%	16%
Anheuser-Busch	10%	13%	11%
Affiliates of Ball Corporation	10%	8%	6%

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined metal purchases.

	Year Ended March 31,
	2012	2011	2010
Purchases from Alcan as a percentage of total combined metal purchases in kt (A)	27%	31%	33%

(A)	One kilotonne (kt) is 1,000 metric tonnes. One metric tonne is equivalent to 2,204.6 pounds.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.	SUPPLEMENTAL INFORMATION

“Accumulated other comprehensive (loss) income,” net of tax, consists of the following (in millions).

	March 31, 2012	March 31, 2011
Currency translation adjustment	$20	$102
Fair value of effective portion of cash flow hedges	(7)	22
Pension and other benefits	(204)	(67)

Accumulated other comprehensive (loss) income	$(191)	$57

Supplemental cash flow information (in millions):

	Year Ended March 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:
Interest paid	$284	$134	$158
Income taxes paid	105	115	50
Return of capital	—	1,700	—

As of March 31, 2012, we recorded $113 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to March 31, 2012.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	QUARTERLY RESULTS

The table below presents select operating results (in millions) by period.

	(Unaudited) Quarter Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net sales	$3,113	$2,880	$2,462	$2,608
Cost of goods sold (exclusive of depreciation and amortization)	2,708	2,549	2,224	2,262
Selling, general and administrative expenses	95	91	95	102
Depreciation and amortization	89	81	79	80
Research and development expenses	12	12	10	10
Interest expense and amortization of debt issuance costs	77	77	74	77
Interest income	(4)	(4)	(3)	(4)
Loss on assets held for sale	—	—	—	111
Restructuring charges, net	19	11	1	29
Equity in net loss of non-consolidated affiliates	2	3	4	4
Other (income) expense, net	(21)	(63)	(1)	46
Income tax provision (benefit)	59	(7)	(10)	(3)

Net income (loss)	77	130	(11)	(106)
Net income attributable to noncontrolling interests	15	10	1	1

Net income (loss) attributable to our common shareholder	$62	$120	$(12)	$(107)

	(Unaudited) Quarter Ended
	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Net sales	$2,533	$2,524	$2,560	$2,960
Cost of goods sold (exclusive of depreciation and amortization)	2,208	2,188	2,232	2,599
Selling, general and administrative expenses	81	97	94	103
Depreciation and amortization	103	104	100	97
Research and development expenses	9	9	9	13
Interest expense and amortization of debt issuance costs	39	40	46	82
Interest income	(3)	(3)	(4)	(3)
Loss on early extinguishment of debt	—	—	74	10
Restructuring charges, net	6	9	20	(1)
Equity in net loss of non-consolidated affiliates	3	3	5	1
Other (income) expense, net	13	(52)	(14)	17
Income tax provision (benefit)	15	56	33	(21)

Net income (loss)	59	73	(35)	63
Net income attributable to noncontrolling interests	9	11	11	13

Net income (loss) attributable to our common shareholder	$50	$62	$(46)	$50

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.	SUPPLEMENTAL GUARANTOR INFORMATION

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

The following information presents consolidating statements of operations, balance sheets and statements of cash flows of the Parent, the Guarantors, and the Non-Guarantors. Investments include investment in and advances to non-consolidated affiliates as well as investments in net assets of divisions included in the Parent, and have been presented using the equity method of accounting.

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Year Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$1,129	$8,953	$3,300	$(2,319)	$11,063
Cost of goods sold (exclusive of depreciation and amortization)	1,102	7,921	3,039	(2,319)	9,743
Selling, general and administrative expenses	(7)	318	72	—	383
Depreciation and amortization	17	246	86	(20)	329
Research and development expenses	31	12	1	—	44
Interest expense and amortization of debt issuance costs	311	56	3	(65)	305
Interest income	(63)	(14)	(3)	65	(15)
Loss on assets held for sale	1	26	84	—	111
Restructuring charges, net	33	24	3	—	60
Equity in net (income) loss of non-consolidated affiliates	(419)	13	—	419	13
Other (income) expense, net	61	(102)	(18)	20	(39)

	1,067	8,500	3,267	(1,900)	10,934

Income (loss) before income taxes	62	453	33	(419)	129
Income tax (benefit) provision	(1)	11	29	—	39

Net income (loss)	63	442	4	(419)	90
Net income attributable to noncontrolling interests	—	—	27	—	27

Net income (loss) attributable to our common shareholder	$63	$442	$(23)	$(419)	$63

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Year Ended March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$1,048	$8,515	$3,118	$(2,104)	$10,577
Cost of goods sold (exclusive of depreciation and amortization)	1,006	7,512	2,813	(2,104)	9,227
Selling, general and administrative expenses	40	272	63	—	375
Depreciation and amortization	5	306	93	—	404
Research and development expenses	28	10	2	—	40
Interest expense and amortization of debt issuance costs	177	85	4	(59)	207
Interest income	(58)	(13)	(1)	59	(13)
Loss on extinguishment of debt	33	51	—	—	84
Restructuring charges, net	3	28	3	—	34
Equity in net (income) loss of non-consolidated affiliates	(289)	12	—	289	12
Other (income) expense, net	(23)	1	(14)	—	(36)

	922	8,264	2,963	(1,815)	10,334

Income (loss) before income taxes	126	251	155	(289)	243
Income tax provision	10	41	32	—	83

Net income (loss)	116	210	123	(289)	160
Net income attributable to noncontrolling interests	—	—	44	—	44

Net income (loss) attributable to our common shareholder	$116	$210	$79	$(289)	$116

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOVELIS INC.

CONSOLIDATING STATEMENT OF OPERATIONS

(In millions)

	Year Ended March 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$849	$6,906	$2,468	$(1,550)	$8,673
Cost of goods sold (exclusive of depreciation and amortization)	772	5,850	2,141	(1,550)	7,213
Selling, general and administrative expenses	51	226	60	—	337
Depreciation and amortization	4	289	91	—	384
Research and development expenses	26	11	1	—	38
Interest expense and amortization of debt issuance costs	114	117	8	(64)	175
Interest income	(63)	(10)	(2)	64	(11)
Restructuring charges, net	—	8	6	—	14
Equity in net (income) loss of non-consolidated affiliates	(396)	15	—	396	15
Other (income) expense, net	(39)	(119)	(61)	—	(219)

	469	6,387	2,244	(1,154)	7,946

Income (loss) before income taxes	380	519	224	(396)	727
Income tax provision (benefit)	(25)	249	38	—	262

Net income (loss)	405	270	186	(396)	465
Net income attributable to noncontrolling interests	—	—	60	—	60

Net income (loss) attributable to our common shareholder	$405	$270	$126	$(396)	$405

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONSOLIDATING BALANCE SHEET

(In millions)

	As of March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$6	$199	$112	$—	$317
Accounts receivable, net of allowances - third parties	34	910	387	—	1,331
- related parties	745	341	59	(1,109)	36
Inventories	51	744	229	—	1,024
Prepaid expenses and other current assets	4	46	11	—	61
Fair value of derivative instruments	9	76	19	(5)	99
Deferred income tax assets	—	148	3	—	151
Assets held for sale	—	24	57	—	81

Total current assets	849	2,488	877	(1,114)	3,100
Property, plant and equipment, net	123	2,019	547	—	2,689
Goodwill	(2)	601	12	—	611
Intangible assets, net	7	666	5	—	678
Investments in and advances to non-consolidated affiliates	—	683	—	—	683
Investments in consolidated subsidiaries	1,411	—	—	(1,411)	—
Fair value of derivative instruments, net of current portion	—	1	1	—	2
Deferred income tax assets	—	51	22	1	74
Other long-term assets	2,391	157	40	(2,404)	184

Total assets	$4,779	$6,666	$1,504	$(4,928)	$8,021

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$17	$5	$1	$—	$23
Short-term borrowings
— third parties	—	—	18	—	18
— related parties	10	316	27	(353)	—
Accounts payable
— third parties	79	757	409	—	1,245
— related parties	80	529	192	(750)	51
Fair value of derivative instruments	1	75	24	(5)	95
Accrued expenses and other current liabilities	125	274	83	(6)	476
Deferred income tax liabilities	—	32	2	—	34
Liabilities held for sale	—	10	47	—	57

Total current liabilities	312	1,998	803	(1,114)	1,999
Long-term debt, net of current portion
— third parties	4,227	51	43	—	4,321
— related parties	74	2,275	55	(2,404)	—
Deferred income tax liabilities	—	571	10	—	581
Accrued postretirement benefits	56	475	156	—	687
Other long-term liabilities	21	282	7	—	310

	4,690	5,652	1,074	(3,518)	7,898

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,659	—	—	—	1,659
Retained earnings (accumulated deficit)	(1,379)	1,206	470	(1,676)	(1,379)
Accumulated other comprehensive income (loss)	(191)	(191)	(74)	265	(191)

Total equity of our common shareholder	89	1,015	396	(1,411)	89
Noncontrolling interests	—	(1)	34	1	34

Total equity	89	1,014	430	(1,410)	123

Total liabilities and equity	$4,779	$6,666	$1,504	$(4,928)	$8,021

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOVELIS INC.

CONSOLIDATING BALANCE SHEET

(In millions)

	As of March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$225	$85	$—	$311
Accounts receivable, net of allowances - third parties	31	920	529	—	1,480
- related parties	640	319	89	(1,020)	28
Inventories	60	961	317	—	1,338
Prepaid expenses and other current assets	2	40	8	—	50
Fair value of derivative instruments	5	140	30	(10)	165
Deferred income tax assets	—	37	2	—	39

Total current assets	739	2,642	1,060	(1,030)	3,411
Property, plant and equipment, net	136	1,898	509	—	2,543
Goodwill	—	600	11	—	611
Intangible assets, net	5	699	3	—	707
Investments in and advances to non-consolidated affiliates	—	743	—	—	743
Investments in consolidated subsidiaries	1,273	—	—	(1,273)	—
Fair value of derivative instruments, net of current portion	—	16	3	(2)	17
Deferred income tax assets	—	39	13	—	52
Other long-term assets	2,778	195	58	(2,819)	212

Total assets	$4,931	$6,832	$1,657	$(5,124)	$8,296

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$15	$5	$1	$—	$21
Short-term borrowings
— third parties	—	—	17	—	17
— related parties	22	334	20	(376)	—
Accounts payable
— third parties	73	812	493	—	1,378
— related parties	78	438	175	(641)	50
Fair value of derivative instruments	4	73	17	(12)	82
Accrued expenses and other current liabilities	119	332	119	(2)	568
Deferred income tax liabilities	—	43	—	—	43

Total current liabilities	311	2,037	842	(1,031)	2,159
Long-term debt, net of current portion
— third parties	4,019	46	—	—	4,065
— related parties	97	2,644	77	(2,818)	—
Deferred income tax liabilities	—	542	10	—	552
Accrued postretirement benefits	40	344	142	—	526
Other long-term liabilities	19	336	6	(2)	359

	4,486	5,949	1,077	(3,851)	7,661

Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,830	—	—	—	1,830
Retained earnings (accumulated deficit)	(1,442)	892	434	(1,326)	(1,442)
Accumulated other comprehensive income (loss)	57	(9)	(44)	53	57

Total equity of our common shareholder	445	883	390	(1,273)	445
Noncontrolling interests	—	—	190	—	190

Total equity	445	883	580	(1,273)	635

Total liabilities and equity	$4,931	$6,832	$1,657	$(5,124)	$8,296

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Year Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$198	$620	$130	$(392)	$556

INVESTING ACTIVITIES
Capital expenditures	(14)	(339)	(163)	—	(516)
Proceeds from sales of assets	(1)	16	1	—	16
Proceeds from investment in and advances to non-consolidated affiliates, net	—	2	—	—	2
Outflow from related party loans receivable, net	—	(3)	—	—	(3)
Proceeds from settlement of other undesignated derivative instruments, net	3	36	20	—	59

Net cash provided by (used in) investing activities	(12)	(288)	(142)	—	(442)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	216	12	43	—	271
— related parties	—	348	—	(348)	—
Principal repayments
— third parties	(16)	(6)	—	—	(22)
— related parties	(22)	(513)	(22)	557	—
Short-term borrowings, net
— third parties	—	1	1	—	2
— related parties	(13)	(181)	11	183	—
Return of capital	—	—	—	—	—
Dividends noncontrolling interests	—	—	(1)	—	(1)
Acquisition of noncontrolling interest in Novelis Korea, Ltd.	(344)	—	—	—	(344)
Debt issuance costs	(2)	—	—	—	(2)

Net cash provided by (used in) financing activities	(181)	(339)	32	392	(96)

Net increase in cash and cash equivalents	5	(7)	20	—	18
Effect of exchange rate changes on cash	—	(19)	7	—	(12)
Cash and cash equivalents — beginning of period	1	225	85	—	311

Cash and cash equivalents — end of period	$6	$199	$112	$—	$317

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Year Ended March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(520)	$(626)	$99	$1,501	$454

INVESTING ACTIVITIES
Capital expenditures	(21)	(162)	(51)	—	(234)
Proceeds from sales of assets	—	29	2	—	31
Changes to investment in and advances to non-consolidated affiliates	—	—	—	—	—
Proceeds from loans receivable, net — related parties	—	(1)	—	—	(1)
Net proceeds from settlement of derivative instruments	(5)	80	16	—	91

Net cash provided by (used in) investing activities	(26)	(54)	(33)	—	(113)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	3,985	—	—	—	3,985
— related parties	—	1,681	—	(1,681)	—
Principal repayments
— third parties	(1,530)	(859)	(100)	—	(2,489)
— related parties	(18)	—	(18)	36	—
Short-term borrowings, net
— third parties	—	(58)	2	—	(56)
— related parties	(19)	(124)	(1)	144	—
Return of capital	(1,700)	—	—	—	(1,700)
Dividends noncontrolling interests	—	—	(18)	—	(18)
Debt issuance costs	(193)	—	—	—	(193)

Net cash provided by (used in) financing activities	525	640	(135)	(1,501)	(471)

Net increase in cash and cash equivalents	(21)	(40)	(69)	—	(130)
Effect of exchange rate changes on cash	—	(1)	5	—	4
Cash and cash equivalents — beginning of period	22	266	149	—	437

Cash and cash equivalents — end of period	$1	$225	$85	$—	$311

Novelis Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOVELIS INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(In millions)

	Year Ended March 31, 2010
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(16)	$564	$296	$—	$844

INVESTING ACTIVITIES
Capital expenditures	(7)	(66)	(28)	—	(101)
Proceeds from sales of assets	—	1	4	—	5
Changes to investment in and advances to non-consolidated affiliates	—	3	—	—	3
Proceeds from loans receivable, net — related parties	—	4	—	—	4
Net proceeds from settlement of derivative instruments	(3)	(285)	(107)	—	(395)

Net cash provided by (used in) investing activities	(10)	(343)	(131)	—	(484)

FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	177	—	—	—	177
— related parties	4	—	—	—	4
Principal repayments
— third parties	(3)	(13)	(51)	—	(67)
— related parties	(166)	(76)	(12)	159	(95)
Short-term borrowings, net
— third parties	—	(172)	(21)	—	(193)
— related parties	34	127	(2)	(159)	—
Dividends noncontrolling interests	—	—	(13)	—	(13)
Debt issuance costs	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	45	(134)	(99)	—	(188)

Net increase in cash and cash equivalents	19	87	66	—	172
Effect of exchange rate changes on cash	—	4	13	—	17
Cash and cash equivalents — beginning of period	3	175	70	—	248

Cash and cash equivalents — end of period	$22	$266	$149	$—	$437

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on its assessment, management has concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Our Directors

Our Board of Directors is currently comprised of five directors. All of our directors were appointed by our sole shareholder, Hindalco. Our directors’ terms will expire at each annual shareholders meeting provided that if an election of directors is not held at an annual meeting of the shareholders, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors are set forth below.

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	44	Chairman of the Board
Askaran Agarwala(B)	May 15, 2007	78	Director
D. Bhattacharya(A)(B)	May 15, 2007	63	Director and Vice Chairman of the Board
Clarence J. Chandran(A)(B)	January 6, 2005	63	Director
Donald A. Stewart(A)	May 15, 2007	65	Director

(A)	Member of our Audit Committee.
(B)	Member of our Compensation Committee.

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

Mr. Debnarayan Bhattacharya has served as Managing Director of Hindalco since 2004. Mr. Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He is the Chairman of Utkal Alumina International Limited and of Aditya Birla Minerals Limited in Australia. Mr. Bhattacharya also serves as a Director of Aditya Birla Management Corporation Private Ltd., and Pidilite Industries Limited. In addition, he has served as a director of Aditya Birla Science & Technology Company Limited and Hindalco Almex-Aerospace Limited. Mr. Bhattacharya’s extensive knowledge of the aluminum and metals industries provides a valuable resource to the company in the setting and implementation of its operating business plans as the company considers various strategic alternatives. Mr. Bhattacharya brings to the board a high degree of financial literacy.

Clarence J. Chandran has been a director of the Company since 2005. Mr. Chandran serves on the Compensation and Audit Committees of the Novelis Board of Directors, and acts as the Chairman of the Compensation Committee. He is a director of Windtronics LLC and Windtronics India Pvt. Ltd. Mr. Chandran is Executive Chairman of 4Front Capital Partners Inc. and GreenEdge Capital Partners. Mr. Chandran serves as Venture Partner of The Walsingham Growth Fund. He is a past director of Marfort Deep Sea Technologies Inc. and is a past director of Alcan Inc. and MDS Inc. He retired as Chief Operating Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a member of the Board of Visitors of the Pratt School of Engineering at Duke University. Mr. Chandran has acquired years of significant experience through his leadership and management of companies with international business operations. Mr. Chandran brings to the board his deep knowledge in the areas of technology, sales, global operations, mergers & acquisitions and joint ventures.

Donald A. Stewart is the retired Chief Executive Officer and Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Stewart serves on the Audit Committee of the Novelis Board of Directors and serves as its Chairman. Mr. Stewart also serves as the Chairman of Sun Life Assurance Company of Canada (UK) and of Birla Sun Life Asset Management Company. He is a director of Birla Sun Life Insurance Company and of Sun Life Everbright Life Insurance Company. His past affiliations include service as a director of the American Council of Life Insurers, the Canadian Life and Health Insurance Association, CI Financial Corp. and the Geneva Association. Mr. Stewart brings extensive financial management and operating experience to the board.

Our Executive Officers

The following table sets forth information for persons currently serving as executive officers of our company. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position
Philip Martens	52	President and Chief Executive Officer
Steven Fisher	41	Senior Vice President and Chief Financial Officer
Shashi Maudgal	58	Senior Vice President and President, Novelis Asia
Antonio Tadeu Coelho Nardocci	54	Senior Vice President and President, Novelis Europe
Marco Palmieri	55	Senior Vice President and President, Novelis South America
Thomas Walpole	57	Senior Vice President and President, Novelis North America
Leslie Joyce	51	Senior Vice President and Chief People Officer
John Clark	53	Chief Technical Officer
Nicholas Madden	55	Senior Vice President and Chief Procurement Officer
Erwin Mayr	42	Senior Vice President and Chief Strategy and Commercial Officer
Randal Miller	49	Vice President, Treasurer
Robert Nelson	55	Vice President, Controller and Chief Accounting Officer
Leslie J. Parrette, Jr.	50	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary
Karen Renner	50	Vice President and Chief Information Officer

Philip Martens was appointed President and Chief Executive Officer effective February 3, 2011, and previously served as President and Chief Operating Officer since May 8, 2009. Prior to joining Novelis, Mr. Martens most recently served as Senior Vice President and President, Light Vehicle Systems, ArvinMeritor Inc. from September 2006 to January 2009. He was also President and CEO designate, Arvin Innovation. Prior to that, he served as President and Chief Operating Officer of Plastech Engineered Products from 2005 to 2006. From 1987 to 2005, he held various engineering and leadership positions at Ford Motor Company, most recently serving as Group Vice President of Product Creation. He is also a member of the board of directors of Plexus Corp. since September 2010. Mr. Martens holds a degree in mechanical engineering from Virginia Polytechnic Institute and State University and an M.B.A. from the University of Michigan. In 2003, Mr. Martens received a Doctorate in Automotive Engineering from Lawrence Technological University for his extensive contributions to the global automotive industry.

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

Shashi Maudgal joined Novelis May 14, 2012, as Senior Vice President and President of Novelis Asia. Mr. Maudgal was previously Chief Marketing Officer for Hindalco Industries Limited, an Aditya Birla Group company, from February 2001 to May 2012. During his tenure at Hindalco, Maudgal built and led the company’s marketing department, led the European due diligence process during the Hindalco acquisition of Novelis in 2007, and served as a member of the executive leadership team in setting strategic direction. In addition, Mr. Maudgal is a member of the Aditya Birla Group’s Business Review Councils for Grasim Viscose Fiber and Ultratech’s Birla White Cement. Mr. Maudgal earned his Bachelor of Technology in Chemical Engineering from the Indian Institute of Technology, Delhi, and his M.B.A. in Marketing & Finance from the Institute of Management, Calcutta.

Antonio Tadeu Coelho Nardocci has served as our Senior Vice President and President, Novelis Europe since June 2009. He previously served as our Senior Vice President, Strategy, Innovation and Technology from August 2008 to June 2009, and as Senior Vice President and President of our South American operations from February 2005 to August 2008. Prior to our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, most recently serving as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci is the Chairman of the European Aluminium Association.

Marco Palmieri has served as our Senior Vice President and President, Novelis South America since August 2011. Prior to joining Novelis, Marco spent more than 30 years in the metals and engineering industries, including more than 25 years with Rio Tinto Alcan, where he held a succession of international leadership positions in various areas, including business development, primary metal and energy production. Marco was most recently Aluminum Business Director for Votorantim Metais Ltd.

Thomas Walpole is our Senior Vice President and President, Novelis North America since February 2012. Mr. Walpole previously served as our Senior Vice President, Global Manufacturing Excellence and President, Novelis Asia from April 2011 until February 2012, and served as Senior Vice President and President, Novelis Asia from 2006 to 2011. Prior to that he served as our Vice President and General Manager, Can Products Business Unit, from January 2005 until February 2006. Mr. Walpole joined Alcan in 1979 and has held various senior management roles. Mr. Walpole held international positions within Alcan in Europe and Asia until 2004. He began as Vice President, Sales, Marketing & Business Development for Alcan Taihan Aluminum Ltd. and most recently was President of the Litho/Can and Painted Products for the European region. Mr. Walpole graduated from State University of New York at Oswego with a B.S. in Accounting, and holds an M.B.A. from Case Western Reserve University.

John Clark has served as our Chief Technical Officer since April 2012. Mr. Clark joined Novelis in April 2010 to lead the global engineering group. In April 2011, he was appointed Vice President, Operational Excellence. Most recently, he has taken on the additional role of interim leader for the Global Manufacturing Services group. Mr. Clark has more than 30 years of industry experience, having begun his career with Alcoa as a mechanical engineer at Davenport Works in Iowa. He went on to roles of increasing responsibility with Alcoa in North America and Europe, culminating in his role as Vice President of Operations for Alcoa China Rolled Products. Mr. Clark graduated from Purdue University with B.S. in Mechanical Engineering.

Leslie W. Joyce has served as our Senior Vice President and Chief People Officer since September 2011. Dr. Joyce previously served as Vice President, Global Talent Management from 2009 to 2011. Prior to joining Novelis in 2009, she was employed by The Home Depot where she served as Vice President and Chief Learning Officer from 2004 to 2008 and Senior Director, Organization Effectiveness from 2002 to 2004. Before that, she held positions of increasing responsibility with GlaxoSmithKline, a leading global pharmaceutical company. Dr. Joyce earned a Masters of Science, and a Doctorate from North Carolina State University in Industrial and Organizational Psychology.

Nicholas Madden is our Senior Vice President and Chief Procurement Officer. Prior to this role, which he assumed in January 2012, Mr. Madden served as Vice President and Chief Procurement Officer from October 2006 until December 2011 and President of Novelis Europe’s Can, Litho and Recycling business unit beginning in October 2004. He was Vice President of Metal Management and Procurement for Alcan Rio Tinto’s Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a B.Sc. (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.

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

Karen Renner has served as our Vice President and Chief Information Officer since October 2010, and is a member of the Executive Committee. Prior to joining Novelis, Ms. Renner worked at General Electric Company where she spent 18 years in progressively senior IT leadership roles, including CIO of GE Digital Energy, GE Security and GE Share Services/Quality. Ms. Renner earned both her undergraduate and Master’s degree in Industrial Engineering from Auburn University as well as an M.B.A. from Georgia State University.

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

Our Board of Directors reviews corporate governance practices in light of developing requirements in this field. As new provisions come into effect, our Board of Directors will reassess our corporate governance practices and implement changes as and when appropriate. The following is an overview of our corporate governance practices.

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

This section provides a discussion of the background and objectives of our compensation programs for senior management, as well as a discussion of all material elements of the compensation of each of the named executive officers for fiscal 2012 identified in the following table. The named executive officers are determined in accordance with SEC rules and include our principal executive officer, our principal financial officer, and the three other highest paid executive officers that were employed on March 31, 2012.

Named Executive Officer	Title
Philip Martens	President and Chief Executive Officer
Steven Fisher	Senior Vice President and Chief Financial Officer
Tadeu Nardocci	Senior Vice President and President of Novelis Europe
Thomas Walpole	Senior Vice President and President of Novelis North America
Erwin Mayr	Senior Vice President and Chief Strategy and Commercial Officer

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

The Committee did not engage a third party compensation consultant to assist in developing our fiscal 2012 compensation program. However, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our compensation programs generally, and management provided the Committee with the outcome of management’s analysis. Management also routinely reviews compensation surveys published by other leading global human resources consulting firms. For benchmarking purposes, management focuses on the compensation programs of other companies in the manufacturing and materials sectors having revenues in excess of $4 billion. Peer group companies considered in management’s compensation analysis included: ArcelorMittal SA, Saint-Gobain, BHP Billiton Limited, Dow Chemical, Bayer AG, Catepillar, Alcoa, Altria Group, SABMiller PLC, Ingersoll- Rand PLC, PPG Industries, Norsk Hydro ASA, Air Products & Chemicals Inc, Ashland, Eastman Chemical, Kennametal, Noranda Aluminum Holding, Coca-Cola Enterprises, Southern, Genuine Parts, First Data, Praxair, AGCO and Newell Rubbermaid.

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

Key Elements of Our Compensation Program

Our compensation program consists of four key elements: base pay, short-term (annual) incentives, long-term incentives, and employee benefits. The Committee, at least annually, compares the competitiveness of these key elements to that of companies in our peer group and to publicly available market data. Our general goal is to be at or near the 50th percentile among our peer group for total cash compensation and the 50th percentile for total direct compensation. In fiscal 2012, this review revealed that, in the aggregate, total cash compensation for our executive officers was at our target and total direct compensation opportunity for our executive officers was below our target.

Base Pay. Based on market practices, the Committee believes it is appropriate that some portion of total direct compensation be provided in a form that is fixed. Base salary for our named executive officers is generally reviewed by the Committee in the first quarter of each fiscal year and any increases are generally effective on July 1. In setting base salary, the Committee is mindful of its overall goal for allocation of total compensation to base pay and considers the median base salary for comparable positions at companies in our peer group.

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

Our Committee and board, after input from management, approved the 2012 AIP on May 20, 2011. The performance benchmarks for the year were tied to four key components: (1) normalized operating earnings before interest, taxes, depreciation and amortization (EBITDA) performance; (2) operating free cash flow performance; (3) satisfaction of targeted environmental, health and safety (EHS) objectives; and (4) individual performance in recognition of each individual’s unique job responsibilities and objectives. The potential payout attributable to each component may range from 0% to 200% of target as measured against actual performance.

The table below shows for each named executive officer, the target AIP bonus amount, the applicable performance objectives and relevant weightings, target and actual performance for each goal and the amount earned based on actual performance.

2012 AIP

Name	Target Bonus as Percentage of Salary	Performance Objective	Performance Weighting	Targeted Performance (A)	Actual Performance (A)	Actual Performance As a Percentage of Target Performance

Philip Martens	120%	EBITDA (B)	60%	655,344	511,824	78.1%
		Cash Flow (C)	20%	218,448	167,768	76.8%
		EHS (D)	10%	109,224	154,006	141.0%
		Individual	10%	109,224	131,069	120.0%

Steven Fisher	75%	EBITDA (B)	60%	225,000	175,725	78.1%
		Cash Flow (C)	20%	75,000	57,600	76.8%
		EHS (D)	10%	37,500	52,875	141.0%
		Individual	10%	37,500	37,500	100.0%

Tadeu Nardocci	65%	EBITDA (B)	60%	186,945	146,004	78.1%
		Cash Flow (C)	20%	62,315	47,858	76.8%
		EHS (D)	10%	31,158	43,932	141.0%
		Individual	10%	31,158	37,389	120.0%

Thomas Walpole	57%	EBITDA (B)	60%	119,700	93,486	78.1%
		Cash Flow (C)	20%	39,900	30,643	76.8%
		EHS (D)	10%	19,950	28,130	141.0%
		Individual	10%	19,950	19,950	100.0%

Erwin Mayr	50%	EBITDA (B)	60%	161,383	126,040	78.1%
		Cash Flow (C)	20%	53,794	41,314	76.8%
		EHS (D)	10%	26,897	37,925	141.0%
		Individual	10%	26,897	26,897	100.0%

(A)	All amounts earned in currencies other than U.S dollars are reflected in this table and in the entire Compensation Discussion and Analysis as U.S. Dollars as adjusted by the average of all month-end exchange rates for the period April 1, 2011 – March 31, 2012.
(B)	“EBITDA” refers to our normalized operating EBITDA and is calculated by removing the following three items from operating EBITDA (or Segment Income as reported in our external US GAAP financial statements): the impact from timing differences in the pass-through of metal price changes to our customers, net of realized derivative instruments; the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized derivative instruments; and the impact from purchase accounting amortizations, primarily related to the asset basis step-up and contracts which were adjusted to fair value on the date Novelis was acquired by Hindalco.
(C)	“Cash Flow” refers to our operating free cash flow and is defined as (1) operating EBITDA (2) minus capital expenditures (3) plus (minus) net cash inflows (outflows) for working capital and other assets/liabilities. For the Company-wide metric, we also include net cash inflows (outflows) for (4) interest, (5) taxes, (6) dividends, (7) corporate expenses, (8) restructuring charges and (9) proceeds from asset sales.
(D)	“EHS” refers to our recordable case rates, lost time injury and illness case rates and certain strategic EHS initiatives. The recordable case rate establishes targets for reducing the level of workplace accidents resulting in an injury requiring more than first aid treatment. The lost time injury and illness case rate establishes targets for reducing the level of workplace injuries or illnesses resulting in lost time of one shift or more. The strategic EHS initiatives establish targets for the completion of environmental initiatives that lead to significant reductions in water emissions, energy or waste aligned with site specific issues, and, establish targets for the completion of occupational health and safety initiatives that reduce site specific risks and exposures.

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

On May 20, 2011, our board of directors authorized the long term incentive plan covering fiscal years 2012 through 2015 (“2012 LTIP”). Under the 2012 LTIP, 80% of a participant’s total long term incentive opportunity consists of performance-based stock appreciation rights (“SARs”) and the remaining 20% consists of restricted stock units (“RSUs”).

SARs vest at a rate of 25% per year, subject to performance criteria (see below) and expire seven years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise, where market values are denominated in Indian rupees and converted to the participant’s payroll currency at the time of exercise. The amount of cash paid is limited to (i) two and half times the target payout if exercised within one year of vesting or (ii) three times the target payout if exercised after one year of vesting. SARs do not transfer any shareholder rights in Hindalco to a participant.

The performance criterion for vesting is based on the actual overall Novelis normalized operating EBITDA, as adjusted (adjusted Operating EBITDA) compared to the normalized operating EBITDA established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target adjusted Operating EBITDA, at which point 75% of the SARs for that period would vest, with an equal pro rata amount of SARs vesting through 100% achievement of the target.

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

The RSUs under the 2012 LTIP vest in full, three years from the grant date, and are not subject to performance criteria. The payout on the RSUs is limited to three times the grant price. Except in the case of death or disability, if a participant’s employment ends before the RSUs are fully vested, the RSUs will be forfeited. In the case of a change of control, death or disability, the RSUs would be vested and paid out.

The following long term incentive grants were made to our named executive officers under the 2012 LTIP.

2012 LTIP

Name	2012 LTIP Approved Grant ($)	Number of SARs Granted (A)	Number of RSUs Granted
Philip Martens	3,800,000	1,352,992	177,749
Steven Fisher	750,000	267,038	35,082
Tadeu Nardocci	600,000	213,630	28,065
Thomas Walpole	350,000	124,617	16,371
Erwin Mayr	350,000	124,617	16,371

(A)	Actual Operating EBITDA for fiscal 2012 was 89.2% of target and 22.3% of the SARs will fully vest on May 20, 2012 for fiscal 2012.

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

Employment-Related Agreements

Employment Agreements. Each of our named executive officers was subject to an employment agreement during fiscal 2012. The terms of each such agreement generally provides for a minimum base salary, short and long term incentive opportunity and benefits and perquisites customarily provided to our executives. Certain of our named executives are also eligible for an expatriate premium and certain other related payments. See “Summary Compensation Table” below for details.

Change in Control Agreements. Each of our named executive officers was subject to a Change in Control Agreement during fiscal 2012, which provides that the executive will be entitled to certain payments and benefits if the executive’s employment is terminated by the Company without cause, or by the executive for good reason, within 24 months of a change in control of the Company. The change in control severance payment is equal to 2.0 (or 1.5 in the case of Mr. Mayr) times the sum the executive’s annual base salary plus target short-term incentive for the year and is payable in a lump sum. The executive may also receive a (i) a special one-time payment to assist with post-employment medical coverage; (ii) continuation of coverage under the Company’s group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans. If the payment to Mr. Martens would cause him to be subject to an excise tax under Section 4999 of the U.S. Internal Revenue Code, then he would also be entitled to receive a tax gross-up payment. See “Potential Payments Upon Termination or Change in Control” below for details.

Severance Compensation Agreements. Each named executive officer (other than Mr. Martens) is a party to a Severance Agreement, which provides that the executive will be entitled to certain payments and benefits if his employment is terminated by the Company without cause. The severance provisions for Mr. Martens are set forth in his employment agreement. The severance payment is equal to 1.5 times the executive’s annual base salary (or, in the case of Mr. Mayr, 1.0 times annual base salary, and in the case of Mr. Martens, 2.0 times the sum of annual base salary plus target short-term incentive for the year) in effect at termination and is payable in a lump sum. The executive may also receive a (i) a special one-time payment to assist with post-employment medical coverage; (ii) continuation of coverage under the Company’s group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans. Each agreement also contains a non-competition and non-solicitation provision which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 18 months (or 24 months in the case of Mr. Martens) following termination. See “Potential Payments Upon Termination or Change in Control” below for details.

Retention Agreements. On July 1, 2009, we entered into individual retention agreements with our named executive officers employed at that time. The agreements provide for cash payments to the named executive officers on July 1, 2010, July, 1 2011 and July 1, 2012, unless the named executive officer voluntarily terminates employment or is terminated by the Company for cause prior to those dates. The remaining cash amounts payable under the retention agreements are as follows:

	July 1, 2012 ($)
Steven Fisher	75,000
Tadeu Nardocci	74,038	(A)
Thomas Walpole	47,500
Erwin Mayr	83,703	(A)

(A)	These amounts represent BRL 125,000 for Mr. Nardocci and CHF 73,250 for Mr. Mayr, converted to USD.

The retention agreements also provide for the grant of phantom restricted shares, with one share equal to the value of one Hindalco share. The phantom restricted shares will vest on July 1, 2012, unless the named executive officer voluntarily terminates employment or is terminated by the Company for cause prior to that date; provided that the maximum payout may not exceed two times the original value of the phantom restricted shares. See “Outstanding Equity Awards as of March 31, 2012 Table” below for details.

Compensation Risk Assessment

In fiscal 2012, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. The Committee also reviewed the Company’s compensation programs for certain design features which have been identified by experts as having the potential to encourage excessive risk-taking, including: (i) too much focus on equity; (ii) compensation mix overly weighted toward annual incentives; (iii) uncapped payouts; (iv) unreasonable goals or thresholds; or (v) steep payout cliffs at certain performance levels that may encourage short-term decisions to meet payout thresholds. Based on its review, the Committee determined that, for all employees, the Company’s compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2012.

The foregoing report is provided by the following directors, who constitute the Committee:

Mr. Clarence J. Chandran, Chairman

Mr. Debnarayan Bhattacharya

Mr. Askaran Agarwala

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal 2010 through 2012, as applicable.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value ($)		All Other Compensation ($)		Total ($)

Philip Martens, President and Chief Executive Officer	2012	887,650			760,000	(A)	3,040,000	(B)	964,667	(C)	—		153,682	(D)	5,805,999
	2011	755,000		—	500,000		2,000,000		1,365,723		—		128,802		4,749,525
	2010	670,833		—	—		2,000,000		1,123,775		—		338,350		4,132,958

Steven Fisher, Senior Vice President and Chief Financial Officer	2012	492,000		—	150,000	(A)	600,000	(B)	323,700	(C)	—		170,079	(D)	1,735,279
	2011	463,500		—	115,500		462,000		491,561		—		160,555		1,693,116
	2010	450,000		—	180,000		525,000		911,982		—		75,428		2,142,410

Tadeu Nardocci, Senior Vice President and President of Novelis Europe	2012	475,856		—	120,000	(A)	480,000	(B)	275,183	(C)	—		1,151,337	(D)	2,502,375
	2011	417,558		—	115,500		462,000		376,520		—		1,064,622		2,436,200
	2010	457,779	(E)	—	154,020		525,000		611,149		—		353,327		2,101,275

Thomas Walpole, Senior Vice President and President of Novelis North America	2012	343,775		—	70,000	(A)	280,000	(B)	172,209	(C)	770,930	(F)	784,807	(D)	2,421,721
	2011	315,075		—	70,000		280,000		259,515		405,423		684,573		2,014,586
	2010	285,000		—	114,000		350,000		524,977		369,297		425,936		2,069,210

Erwin Mayr, Senior Vice President and Chief Strategy and Commercial Officer	2012	534,026		—	70,000	(A)	280,000	(B)	232,176	(C)	19,691	(G)	1,130,430	(D)	2,266,323
	2011	468,602		—	60,000		240,000	(B)	329,745		46,836		737,805		1,882,988

(A)	This amount reflects the grant date fair value of the RSUs granted under the 2012 LTIP.
(B)	This amount reflects the grant date fair value of the SARs granted under the 2012 LTIP. Fair value is calculated using the Black-Scholes value on the date of grant of $2.25 per SAR.
(C)	This amount reflects the cash award earned under the 2012 AIP.
(D)	The amounts shown in the All Other Compensation Column reflect the values from the table below.
(E)	This amount represents base salary and a cash payout of vacation days not utilized at the end of Mr. Nardocci’s Brazilian employment contract.
(F)	U.S. based executives hired before January 1, 2005 participate in the Novelis Pension Plan and the Novelis Supplemental Executive Retirement Plan (Novelis SERP). The Novelis Pension Plan is a defined benefit pension plan based on the participant’s final earning (up to the IRS limit) and service up to 35 years. The Novelis SERP has the same formula as the Novelis Pension Plan, but only covers earnings in excess of the IRS compensation limit. Mr. Walpole is a participant in both the Novelis Pension Plan and the Novelis SERP. The amount shown in the Summary Compensation Table represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under these plans during fiscal year 2012. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the year ended March 31, 2012.
(G)	Since our spin-off from Alcan in 2005 until December 31, 2011, we continued to participate in Alcan’s two pension plans in Switzerland: (1) Pensionskasse Alcan Schweiz (defined benefit plan) and (2) Erganzungskasse Alcan Schweiz (supplemental defined contribution plan). Effective January 1, 2012, Novelis adopted a new defined contribution plan (Novelis Pensionskasse) and a supplemental plan (Novelis Zusatzskasse). The amount shown in the Summary Compensation Table above represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under the defined benefit plan during fiscal year 2012. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the year ended March 31, 2012. Company contributions to the Novelis defined contribution plan and the supplemental plan in fiscal year 2012 are shown in the table below.

Name	Company Contribution to Defined Contribution Plans ($)		Group Life Insurance ($) (B)	Retention Payments ($)		Relocation and Housing Related Payments ($)		Other Perquisites and Personal Benefits ($)		Total ($)

Philip Martens	102,547	(A)	7,135	—		—		44,000	(C)	153,682
Steven Fisher	53,535	(A)	3,544	75,000	(D)	—		38,000	(E)	170,079
Tadeu Nardocci	104,304	(F)	2,181	74,036	(G)	943,947	(H)	26,869	(I)	1,151,337
Thomas Walpole	11,305	(A)	4,902	47,500	(J)	511,616	(K)	209,484	(L)	784,807
Erwin Mayr	63,944	(M)	1,556	83,703	(N)	887,254	(O)	93,973	(P)	1,130,430

(A)	All U.S. based executives are eligible to participate in our qualified and non-qualified savings plans. We contribute 4.5% of pay to our qualified plan (up to the IRS compensation limit; $250,000 for calendar year 2012) for participants who contribute 6% of pay or more to the plan. U.S. based executives hired on or after January 1, 2005 are also eligible to share in our discretionary contributions under the qualified plan (5% of pay up to the IRS compensation limit). Messrs. Martens and Fisher are the only named executive officers eligible for a discretionary contribution during calendar year 2011. Our unfunded, non-qualified savings plan provides the same level of company credits as the qualified plan, but only on compensation in excess of the IRS compensation limit. See the “Non-Qualified Deferred Compensation” table below for more information.
(B)	Executives are entitled to participate in life insurance benefits on the same basis as other employees. Our named executive officers are entitled to additional company-paid life insurance of 1.5 times salary.
(C)	This amount includes executive flex allowance and car allowance, each of which individually had an aggregate incremental cost less than $25,000.
(D)	This amount represents second payment under the July 1, 2009 retention arrangement.
(E)	This amount includes executive flex allowance and car allowance, each of which individually had an aggregate incremental cost less than $25,000.
(F)	All Brazil employees are eligible to participate in a defined contribution pension plan. Employees may voluntarily contribute from 0-12% of base salary. Independent of any employee contribution, the company will contribute 0.7% of base pay up to 1 plan unit and 14% (10% if hired on or after July 1, 2003) of pay in excess of 1 plan unit. Mr. Nardocci was the only named executive eligible for the Brazil Pension Plan.
(G)	This amount represents the second payment under the July 1, 2009 retention arrangement (BRL 125,000 paid on Swiss payroll including a Brazilian tax reduction).
(H)	This amount includes $107,027 housing allowance, $196,587 goods and services adjustment, $7,067 tax equalization payment, $13,766 vacation premium, $49,196 expatriate premium and $570,304 relating to estimated tax gross up payments. The tax gross up payments include personal income tax and are not final. The final actual balance of the tax gross up amount, adjusted against his tax at source, will be equalized by the Swiss tax authorities at a later time. The amount of Mr. Nardocci’s tax obligation is currently under consideration before the Swiss tax authorities.
(I)	This amount includes car allowance, health care expenses, lunch premium, accident insurance, global assignment services and home security, each of which individually had an aggregate incremental cost less than $25,000.
(J)	This amount represents second payment under the July 1, 2009 retention arrangement.
(K)	This amount represents $75,756 relocation expenses, $117,480 housing expenses, $166,633 expatriate compensation and $151,747 Korean tax liability (paid on behalf of the employee).
(L)	This amount represents $2667 flex allowance, $168,553 home sale expenses, $27,601 foreign compensation and $10,663 global assignment services.
(M)	This amount represents the company’s contribution to our new Swiss defined contribution plan (Novelis Pensionskasse) for 3 months and our Swiss supplemental defined contribution plan (Novelis Zusatzkasse) for 12 months.
(N)	This amount represents the second payment under the July 1, 2009 retention arrangement (CHF 73,250 paid on Swiss payroll).
(O)	This amount includes $56,000 housing allowance, $756,355 tax gross up payment and $74,899 expatriate premium.
(P)	This amount includes $60,560 child tuition reimbursement and $21,700 Swiss family allowances. Also included is flex allowance, accident insurance, global assignment services and long term sickness expenses, each of which individually had an aggregate incremental cost less than $25,000.

Grants of Plan-Based Awards in Fiscal 2012

The table below sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended March 31, 2012.

		Estimated Future Payout Under Non-Equity Incentive Plan Awards (A)			All Other Stock Awards: Number of Shares of Stock or Units (#) (B)	All Other Option Awards: Number of Securities Underlying Options (#) (C)	Exercise or Base Price of Option Awards ($/Sh) (D)	Grant Date Fair Value of Stock and Option Awards (E)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Martens	5/20/2011	—	1,092,240	2,184,480	—	—	0	0
	5/20/2011	—	—	—	177,749	—	4.28	760,000
	5/20/2011	—	—	—	—	1,352,992	4.28	3,040,000
Fisher	5/20/2011	—	375,000	750,000	—	—	0	0
	5/20/2011	—	—	—	35,082	—	4.28	150,000
	5/20/2011	—	—	—	—	267,038	4.28	600,000
Nardocci	5/20/2011	—	311,576	623,152	—	—	0	0
	5/20/2011	—	—	—	28,065	—	4.28	120,000
	5/20/2011	—	—	—	—	213,630	4.28	480,000
Walpole	5/20/2011	—	199,500	399,000	—	—	0	0
	5/20/2011	—	—	—	16,371	—	4.28	70,000
	5/20/2011	—	—	—	—	124,617	4.28	280,000
Mayr	5/20/2011	—	268,971	537,942	—	—	0	0
	5/20/2011	—	—	—	16,371	—	4.28	70,000
	5/20/2011	—	—	—		124,617	4.28	280,000

(A)	These amounts reflect the cash awards under our 2012 AIP. See the Summary Compensation Table for actual results.
(B)	These amounts represent the number of RSU’s granted under the 2012 LTIP.
(C)	These amounts represent the number of SARs granted under the 2012 LTIP.
(D)	The exercise price is based on the average of the high and low of the stock price of one Hindalco share on the date of grant, converted to US$.
(E)	These amounts are reflected in the Summary Compensation Table.

Outstanding Equity Awards as of March 31, 2012

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (A)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Philip Martens	—	1,316,461	4.28	May 20, 2018	(B)	177,749	(F)	452,099
	313,271	905,978	3.13	May 25, 2017	(C)	159,517		405,726
	—	1,106,823	1.79	June 25, 2016	(D)	—		—
Steven Fisher	—	259,828	4.28	May 20, 2018	(B)	35,082	(F)	89,230
	72,366	209,281	3.13	May 25, 2017	(C)	140,516	(G)	357,398
	153,563	290,540	1.79	June 25, 2016	(D)	—		—
	—	195,909	1.24	June 25, 2015	(E)	—		—
Tadeu Nardocci	—	207,862	4.28	May 20, 2018	(B)	28,065	(F)	71,382
	72,366	209,281	3.13	May 25, 2017	(C)	125,553	(H)	319,340
	—	290,540	1.79	June 25, 2016	(D)	—		—
	—	137,137	1.24	June 25, 2015	(E)	—		—
Thomas Walpole	—	121,252	4.28	May 20, 2018	(B)	16,371	(F)	41,639
	43,858	126,837	3.13	May 25, 2017	(C)	87,988	(I)	223,794
	204,750	193,695	1.79	June 25, 2016	(D)	—		—
	307,480	137,137	1.24	June 25, 2015	(E)	—		—
Erwin Mayr	—	121,252	4.28	May 20, 2018	(B)	16,371	(F)	41,639
	37,593	108,717	3.13	May 25, 2017	(C)	111,642	(J)	283,958
	105,300	99,614	1.79	June 25, 2016	(D)	—		—
	166,918	74,445	1.24	June 25, 2015	(E)	—		—

(A)	The exercise price is based on the market value of one Hindalco share on the date of grant, converted to US$.
(B)	SARs granted under the 2012 LTIP.
(C)	SARs granted under the 2011 LTIP.
(D)	SARs granted under the 2010 LTIP.
(E)	SARs granted under the 2009 LTIP.
(F)	RSUs granted under the 2012 LTIP.
(G)	Consists of 36,849 RSUs granted under the 2011 LTIP and 103,667 phantom restricted shares (payable in cash) under the executive’s retention agreement.
(H)	Consists of 36,849 RSUs granted under the 2011 LTIP and 88,704 phantom restricted shares (payable in cash) under the executive’s retention agreement.
(I)	Consists of 22,332 RSUs granted under the 2011 LTIP and 65,656 phantom restricted shares (payable in cash) under the executive’s retention agreement.
(J)	Consists of 19,142 RSUs granted under the 2011 LTIP and 92,500 phantom restricted shares (payable in cash) under the executive’s retention agreement.

Option Exercises and Stock Vested in Fiscal Year 2012

The table below sets forth the information regarding stock options that were exercised or were cancelled and paid out during fiscal 2012 and stock awards that vested and were paid out during fiscal 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise or Cancellation	Value Realized on Exercise or Cancellation ($)	Number of Shares Acquired on Vesting or Cancellation	Value Realized on Vesting or Cancellation ($)

Philip Martens	585,001	1,236,470	—	—
Steven Fisher	439,258	744,696	—	—
Tadeu Nardocci	360,866	598,059	—	—
Thomas Walpole	153,740	260,534	—	—
Erwin Mayr	83,459	141,004	—	—

Pension Benefits in Fiscal 2012

The table below sets forth information regarding the present value as of March 31, 2012 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified). U.S. executives who were hired on or after January 1, 2005 are not eligible to participate in our defined benefit pension plans.

Name	Plan Name (A)	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)(B)	Payments During Last Fiscal Year
Thomas Walpole	Novelis Pension Plan	32.833	1,498,993	—
	Novelis SERP	32.833	1,406,438	—

(A)	See the footnotes to the Summary Compensation Table for a description of these plans.
(B)	See Note 12 to our audited consolidated financial statements for the year ended March 31, 2012, for a discussion of the assumptions used in the calculation of these amounts.

The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65:

	Years of Service
	10	15	20	25	30	35
U.S. Pension Plan	17%	25%	34%	42%	51%	59%

Non-Qualified Deferred Compensation

This table summarizes contributions and earnings under our Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2012. Only Messrs. Martens and Fisher are eligible for Company contributions under this plan. The plan is an unfunded, non-qualified defined contribution plan for U.S. based executives. The plan provides eligible executives with the Company discretionary credits (and matching contributions beginning January 1, 2012) they are restricted from receiving under our tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code.

Name	Elective Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (A)	Aggregate Earnings in Last Fiscal Year ($) (A)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) (B)
Philip Martens	—	77,130	2,554	—	148,625
Steven Fisher	—	29,500	4,791	—	111,186

(A)	Registrant contributions, but not Earnings are included in the Summary Compensation Table above.
(B)	Of the balance at the end of the fiscal year, $145,172 for Mr. Martens and $102,743 for Mr. Fisher represents cumulative Registrant contributions.

Potential Payments Upon Termination or Change in Control

This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, at March 31, 2012, upon voluntary termination or involuntary termination of employment without cause. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular pension benefits under our qualified and non-qualified defined benefit plans; normal distribution of account balances under our qualified and non-qualified defined contribution plans; or normal retirement, death or disability benefits.

Name	Type of Payment	Voluntary Termination by Executive ($)	Termination by Us without Cause ($) (C) (D) (J)	Termination by Us without Cause or by Executive for Good Reason in Connection with Change in Control ($) (E) (F)		Death or Disability($)
Philip Martens	Short-Term Incentive Pay (A)	1,092,240	1,092,240	1,092,240		1,092,240
	Long-Term Incentive Plan (B)	—	2,758,590	1,806,584		1,074,343
	Severance	—	4,004,880	4,004,880		—
	Retirement plans	—	190,232	190,232		—
	Lump sum cash payment for continuation of health coverage (G)	—	28,219	28,219		—
	Continued group life insurance coverage (H)	—	7,910	7,910		—
	Tax Gross Up	—	—	—	(I)	—

	Total	1,092,240	8,082,071	7,130,065		2,166,583

Steven Fisher	Short-Term Incentive Pay (A)	375,000	375,000	375,000		375,000
	Long-Term Incentive Plan (B)	131,633	1,269,295	1,092,626		934,458
	Severance	—	750,000	1,750,001		—
	Retirement plans	—	83,125	83,125		—
	Lump sum cash payment for continuation of health coverage (G)	—	28,219	28,219		—
	Continued group life insurance coverage (H)	—	3,749	3,749		—

	Total	506,633	2,509,388	3,332,720		1,309,458

Tadeu Nardocci	Short-Term Incentive Pay (A)	311,576	311,576	311,576		311,576
	Long-Term Incentive Plan (B)	—	965,027	825,494		680,216
	Severance	—	719,020	1,581,843		—
	Retirement plans	—	104,304	104,304		—
	Lump sum cash payment for continuation of health coverage (G)	—	—	—		—
	Continued group life insurance coverage (H)	—	2,181	2,181		—

	Total	311,576	2,102,108	2,825,398		991,792

Thomas Walpole	Short-Term Incentive Pay (A)	199,500	199,500	199,500		199,500
	Long-Term Incentive Plan (B)	591,926	1,333,449	1,209,116		1,122,244
	Severance	—	525,000	1,099,001		—
	Retirement plans	—	232,289	232,289		—
	Lump sum cash payment for continuation of health coverage (G)	—	—	—		—
	Continued group life insurance coverage (H)	—	5,382	5,382		—

	Total	791,426	2,295,620	2,745,288		1,321,744

Erwin Mayr	Short-Term Incentive Pay (A)	268,971	268,971	268,971		268,971
	Long-Term Incentive Plan (B)	316,317	743,841	828,123		749,364
	Severance	—	537,943	1,210,372		—
	Retirement plans	—	81,203	81,203		—
	Lump sum cash payment for continuation of health coverage (G)	—	—	—		—
	Continued group life insurance coverage (H)	—	1,884	1,884		—

	Total	585,288	1,633,842	2,390,553		1,018,335

(A)	These amounts represent 100% of the executive’s AIP opportunity for the fiscal year.
(B)	These amounts reflect the estimated value of the SARs and RSUs granted pursuant to our long term incentive plans. In the case of a change in control of the Company any outstanding unvested SARs and RSUs would be fully vested. Full vesting would also occur in the event of death or disability for SARs. Partial prorated vesting would apply in the case of death or disability for the 2012 LTIP RSU’s, or involuntary termination without cause for SARs and RSUs.

(C)	These amounts would be paid pursuant to the executive’s severance compensation agreement (or employment agreement in the case of Mr. Martens). Except for the retirement and life insurance benefits, these amounts would be paid in a single lump sum following termination of employment. The retirement benefit represents one additional year of benefit accrual or contribution credit, as applicable. The life insurance benefit represents the estimate value of coverage for one additional year.
(D)	Termination for “cause” means (i) the executive’s conviction of any crime (whether or not involving the Company) constituting a felony in the applicable jurisdiction; (ii) willful and material violation of the Company’s policies, including, but not limited to, those relating to sexual harassment and confidential information; (iii) willful misconduct in the performance of the executive’s duties for the Company; or (iv) willful failure or refusal to perform the executive’s material duties and responsibilities which is not remedied within ten days after written demand from the board of directors to remedy such failure or refusal.
(E)	Under the executive’s change in control agreement, these amounts would be paid to the executive if his employment is terminated without cause, or he resigns for good reason, within 24 months of a change of control. Except for the retirement and life insurance benefits, these amounts would be paid in a single lump sum following termination of employment. The retirement benefit represents one additional year of benefit accrual or contribution credit, as applicable. The life insurance benefit represents the estimate value of coverage for one additional year.
(F)	See footnote (D) above for definition of “cause.” Termination for “good reason” means (i) a material reduction in the executive’s position, duties, reporting relationships, responsibilities, authority, or status with the Company; (ii) a reduction in the executive’s base salary and target short term and long term incentive opportunities in effect on the date hereof or as the same may be increased from time to time; or (iii) a failure of the Company to comply with its obligations under the change in control agreement. A “change in control” means the first to occur of any of the following events: (i) any person or entity (excluding any person or entity affiliated with the Aditya Birla Group) is or becomes the beneficial owner, directly or indirectly through any parent entity of the Company or otherwise, of securities of the Company (not including in the securities beneficially owned by such person or entity any securities acquired directly from the Company or its affiliates, other than in connection with the acquisition by the Company or its affiliates of a business) representing 35% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding securities; or (ii) the majority of the members of the Board of Directors of the Company is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election; or (iii) the consummation of a merger or consolidation of the Company with any other entity not affiliated with the Aditya Birla Group, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, 50% or more of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person or entity is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person or entity any securities acquired directly from the Company or its affiliates, other than in connection with the acquisition by the Company or its affiliates of a business) representing 50% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation or dissolution; or (v) the sale or disposition of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of its assets to a member of the Aditya Birla Group.
(G)	This amount is intended to assist the executive in paying post-employment health coverage and is equal to 12 months times the COBRA premium rate, grossed up for applicable taxes using an assumed tax rate of 40%. This amount would be paid in a single lump sum following termination of employment.
(H)	This amount represents the estimate value of one additional year of coverage under our group life insurance plan.
(I)	Under Mr. Marten’s change in control agreement, the Company is required to reimburse him for any excise tax liability under Section 4999 of the U.S. Internal Revenue Code. We do not believe any such excise tax liability would have been imposed under Section 4999 had a change in control occurred on March 31, 2012.
(J)	In the event of a Termination for Cause, unvested SARs will lapse and employee will forfeit any vested SARs. All RSUs and Short Term Incentive awards will be forfeited.

Director Compensation for Fiscal 2012

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

Since July 2008, two of our directors, Messrs. Birla and Stewart declined to receive the director compensation to which they are entitled. This year Mr. Stewart has elected to begin receiving again the director compensation to which he is entitled. All directors continue to receive reimbursement for out-of-pocket expenses associated with attending board and Committee meetings. The table below sets forth the total compensation received by our non-employee directors for fiscal 2012.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
D. Bhattacharya	155,000
Askaran K. Agarwala	150,000
Clarence J. Chandran	155,000
Donald A. Stewart	43,750

Compensation Committee Interlocks and Insider Participation

In fiscal 2012, only Independent Directors served on the Committee. Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya and Mr. Askaran Agarwala. During fiscal 2012, none of our executive officers served as:

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

On December 11, 2009, our wholly-owned subsidiary, Novelis U.K. Limited, entered into an agreement with Hindalco to sell certain equipment previously used in the operation of our aluminum sheet mill in Rogerstone, South Wales, U.K., which ceased operations in April 2009. Under the equipment purchase agreement, Hindalco paid Novelis U.K. Limited a purchase price of $17 million, and in the year ended March 31, 2012, we provided ancillary technical assistance to Hindalco with respect to its use of the equipment.

On November 5, 2010, Novelis U.K. Limited entered into an agreement with Hindalco to sell certain aluminum rolling equipment previously used in the operation of our plant located at Bridgnorth, England. Under the arrangement, Hindalco paid Novelis U.K. Limited a purchase price of $3 million, plus certain additional dismantling costs. In the year ended March 31, 2012, Hindalco purchased an additional $5 million of equipment, and we provided ancillary technical assistance to Hindalco with respect to its use of the equipment.

On December 23, 2011, our subsidiary Novelis Korea Limited, entered into an agreement with Hindalco to sell aluminum coils produced by our Korean operations. In the year ended March 31, 2012, we sold $5 million of aluminum coils to Hindalco under the agreement.

Because of the relationship three of our directors have with Hindalco, we consider these sales to be related party transactions.

Item 14.	Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005. The following table shows fees and expenses paid to PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2012 and 2011:

	Year Ended March 31, 2012	Year Ended March 31, 2011
Audit fees(1)	$7,051,484	$7,285,374
Audit-Related Fees(2)	678,995	5,000
Tax Fees(3)	220,000	222,200
All Other Fees(4)	205,578	59,500

Total	$8,156,057	$7,572,074

(1)	Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods. In FY 2011 this fee also included services rendered in connection with hedge accounting and the debt refinancing.
(2)	Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In FY 2012, this fee includes due diligence related services.
(3)	Represent fees for services related to transfer pricing studies.
(4)	Represent fees for services performed over sustainability initiatives.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statement Schedules

None.

2. Exhibits

Exhibit No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))

3.2	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))

4.2	Indenture, relating to the 7.25% Senior Notes due 2015, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

4.3	Form of Note for 7.25% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 filed on August 3, 2005 (File No. 333-127139))

4.4	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A., as trustee, dated as of November 29, 2006 (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))

4.5	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis No. 1 Limited Partnership, and the Bank of New York Trust Company, N.A., as trustee, dated as of May 14, 2007 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.6	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis Luxembourg SA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 29, 2008 (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.7	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Bellona-Trading Internacional, Sociedade Unipessoal, LDA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of June 26, 2008 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.8	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis Services Limited, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of July 10, 2008 (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.9	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis PAE SAS, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of September 16, 2008 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.10	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company N.A., as trustee, dated as of September 28, 2010 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

4.11	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company N.A., as trustee, dated as of September 29, 2010 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

4.12	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis North America Holdings Inc., Novelis Acquisitions LLC and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 14, 2010 (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

4.13	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and the Bank of New York Mellon Trust Company, as trustee, dated as of December 17, 2010 (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.14	Indenture, relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.15	Indenture, relating to the 8.75% Senior Notes due 2020, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.16	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.17	Form of 8.75% Senior Note due 2020 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.18	Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.19	Supplemental Indenture, relating to the 8.75% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.20	Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012

4.21	Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012

4.22	Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012

4.23	Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012

10.1	$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2	$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.3	Amendment No. 1 to Credit Agreement, dated as of March 10, 2011, among Novelis Inc., as borrower, AV Metals Inc., as holdings, and the other loan parties party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2011 (File No. 001-32312))

10.4	Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.5	Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.6	Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.7	$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. The Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

10.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.9**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.10**	Metal Supply Agreement between Novelis Inc., as Purchaser, and Rio Tinto Alcan Inc., as Supplier, for the supply of sheet ingot in North America, dated October 26, 2011

10.11**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008) (File No. 001-32312))

10.12*	Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.13*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))

10.14*	Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.15*	Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))

10.16*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.17*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.18*	Employment Agreement of Alexandre Moreira Martins de Almeida dated as of August 8, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-32312))

10.19*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))

10.20*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

10.21*	Novelis 2011 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.22*	Novelis 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.23*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.24*	Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.25*	Employment Agreement between Novelis Inc. and Erwin Mayr, dated as of September 17, 2009 (incorporated by reference in Exhibit 10.29 of our Annual Report on Form 10-K filed May 26, 2011 ) File No. 001-32312))

10.26	Registration Rights Agreement relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.27	Registration Rights Agreement relating to the 8.75% Notes Senior Notes due 2020, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312)).

10.28*	Employment Contract between Novelis Do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.29*	Novelis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.30*	Novelis 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.31*	Novelis Supplementary Pension Plan dated January 1, 2012

10.32*	Employment Agreement between Novelis Inc. and Shashi Maudgal dated February 23, 2012

10.33*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

10.34*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

21.1	List of Subsidiaries of Novelis Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.

By:	/s/ Philip Martens
	Name:	Philip Martens
	Title:	President and Chief Executive Officer

Date: May 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip Martens	(Principal Executive Officer)	Date: May 24, 2012
Philip Martens

/s/ Steven Fisher	(Principal Financial Officer)	Date: May 24, 2012
Steven Fisher

/s/ Robert Nelson	(Principal Accounting Officer)	Date: May 24, 2012
Robert Nelson

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 24, 2012
Kumar Mangalam Birla

/s/ Askaran Agarwala	(Director)	Date: May 24, 2012
Askaran Agarwala

/s/ Debnarayan Bhattacharya	(Director)	Date: May 24, 2012
Debnarayan Bhattacharya

/s/ Clarence J. Chandran	(Director)	Date: May 24, 2012
Clarence J. Chandran

/s/ Donald A. Stewart	(Director)	Date: May 24, 2012
Donald A. Stewart

160

EXHIBIT INDEX

Exhibit No.	Description

2.1	Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))

3.2	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))

4.2	Indenture, relating to the 7.25% Senior Notes due 2015, dated as of February 3, 2005, between the Company, the guarantors named on the signature pages thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 3, 2005 (File No. 001-32312))

4.3	Form of Note for 7.25% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 filed on August 3, 2005 (File No. 333-127139))

4.4	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, between the Company, Novelis Finances USA LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC and the Bank of New York Trust Company, N.A., as trustee, dated as of November 29, 2006 (incorporated by reference to Exhibit 4.6 to our Post-Effective Amendment No. 1 to our Registration Statement on Form S-4 Registration Statement filed on December 1, 2006 (File No. 333-127139))

4.5	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis No. 1 Limited Partnership, and the Bank of New York Trust Company, N.A., as trustee, dated as of May 14, 2007 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.6	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis Luxembourg SA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of January 29, 2008 (incorporated by reference to Exhibit 4.8 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.7	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Bellona-Trading Internacional, Sociedade Unipessoal, LDA, and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of June 26, 2008 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.8	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis Services Limited, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of July 10, 2008 (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.9	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis PAE SAS, and The Bank of New York Mellon Trust Company N.A., as trustee, dated as of September 16, 2008 (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

4.10	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company N.A., as trustee, dated as of September 28, 2010 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

4.11	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and The Bank of New York Trust Company N.A., as trustee, dated as of September 29, 2010 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

4.12	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company, Novelis North America Holdings Inc., Novelis Acquisitions LLC and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 14, 2010 (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

4.13	Supplemental Indenture, relating to the 7.25% Senior Notes due 2015, among the Company and the Bank of New York Mellon Trust Company, as trustee, dated as of December 17, 2010 (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.14	Indenture, relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.15	Indenture, relating to the 8.75% Senior Notes due 2020, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.16	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.17	Form of 8.75% Senior Note due 2020 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.18	Supplemental Indenture relating to the 8.375% Senior Notes due 2017, dated as of December 7, 2011 between Novelis Inc., the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.19	Supplemental Indenture relating to the 8.75% Senior Notes due 2020, dated as of December 7, 2011 between Novelis Inc., the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.20	Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012

4.21	Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee dated as of March 27, 2012

4.22	Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012

4.23	Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee dated as of March 27, 2012

10.1	$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2	$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.3	Amendment No. 1 to Credit Agreement, dated as of March 10, 2011, among Novelis Inc., as borrower, AV Metals Inc., as holdings, and the other loan parties party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2011 (File No. 001-32312))

10.4	Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.5	Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.6	Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.7	$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. the Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

10.8**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.9**	Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.10**	Metal Supply Agreement between Novelis Inc., as Purchaser, and Rio Tinto Alcan Inc., as Supplier, for the supply of sheet ingot in North America dated October 26, 2011

10.11**	Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008) (File No. 001-32312))

10.12*	Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.13*	Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))

10.14*	Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.15*	Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))

10.16*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.17*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.18*	Employment Agreement of Alexandre Moreira Martins de Almeida dated as of August 8, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-32312))

10.19*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))

10.20*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

10.21*	Novelis 2011 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.22*	Novelis 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.23*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.24*	Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.25*	Employment Agreement between Novelis Inc. and Erwin Mayr, dated as of September 17, 2009 (incorporated by reference in Exhibit 10.29 of our Annual Report on Form 10-K filed May 26, 2011 ) File No. 001-32312))

10.26	Registration Rights Agreement relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.27	Registration Rights Agreement relating to the 8.75% Notes Senior Notes due 2020, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.28*	Employment Contract between Novelis Do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.29*	Novelis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.30*	Novelis 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.31*	Novelis Supplementary Pension Plan dated January 1, 2012

10.32*	Employment Agreement between Novelis Inc. and Shashi Maudgal dated February 23, 2012

10.33*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

10.34*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

21.1	List of subsidiaries of Novelis Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.
**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.