Form 10-Q
period 2012-06-30
Novelis Inc.
filed 2012-08-14
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2012, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months Ended June 30,
	2012	2011
Net sales	$2,550	$3,113
Cost of goods sold (exclusive of depreciation and amortization)	2,202	2,708
Selling, general and administrative expenses	102	95
Depreciation and amortization	73	89
Research and development expenses	12	12
Interest expense and amortization of debt issuance costs	74	77
Gain on assets held for sale	(5)	—
Restructuring charges, net	5	19
Equity in net loss of non-consolidated affiliates	2	2
Other income, net	(27)	(25)
	2,438	2,977
Income before income taxes	112	136
Income tax provision	21	59
Net income	91	77
Net income attributable to noncontrolling interests	—	15
Net income attributable to our common shareholder	$91	$62
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In millions)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder		Attributable to Noncontrolling Interests	Total
Net income	$91	$—	$91	$62	—	$15	$77
Other comprehensive income (loss):
Currency translation adjustment	(81)	(1)	(82)	54		5	59
Net change in fair value of effective portion of cash flow hedges	(28)	—	(28)	(13)		—	(13)
Net change in pension and other benefits	24	—	24	1		—	1
Other comprehensive income (loss) before income tax effect	(85)	(1)	(86)	42		5	47
Income tax (benefit) provision related to items of other comprehensive income (loss)	(1)	—	(1)	(4)		—	(4)
Other comprehensive income (loss), net of tax	(84)	(1)	(85)	46		5	51
Comprehensive income (loss)	$7	$(1)	$6	$108		$20	$128

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	June 30, 2012	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$263	$317
Accounts receivable, net
— third parties (net of allowances of $5 and $5 as of June 30, 2012 and March 31, 2012, respectively)	1,305	1,331
— related parties	29	36
Inventories	1,076	1,024
Prepaid expenses and other current assets	94	61
Fair value of derivative instruments	99	99
Deferred income tax assets	138	151
Assets held for sale	4	81
Total current assets	3,008	3,100
Property, plant and equipment, net	2,740	2,689
Goodwill	611	611
Intangible assets, net	669	678
Investment in and advances to non–consolidated affiliates	648	683
Fair value of derivative instruments, net of current portion	2	2
Deferred income tax assets	87	74
Other long–term assets
— third parties	164	168
— related parties	15	16
Total assets	$7,944	$8,021
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$23	$23
Short–term borrowings	119	18
Accounts payable
— third parties	1,219	1,245
— related parties	48	51
Fair value of derivative instruments	107	95
Accrued expenses and other current liabilities	423	476
Deferred income tax liabilities	28	34
Liabilities held for sale	—	57
Total current liabilities	1,967	1,999
Long–term debt, net of current portion	4,315	4,321
Deferred income tax liabilities	563	581
Accrued postretirement benefits	661	687
Other long–term liabilities	309	310
Total liabilities	7,815	7,898
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2012 and March 31, 2012	—	—
Additional paid–in capital	1,659	1,659
Accumulated deficit	(1,288)	(1,379)
Accumulated other comprehensive loss	(275)	(191)
Total equity of our common shareholder	96	89
Noncontrolling interests	33	34
Total equity	129	123
Total liabilities and equity	$7,944	$8,021
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Three Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$91	$77
Adjustments to determine net cash used in operating activities:
Depreciation and amortization	73	89
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(16)	(24)
Gain on assets held for sale	(5)	—
Deferred income taxes	(16)	37
Write–off and amortization of fair value adjustments, net	8	3
Equity in net loss of non–consolidated affiliates	2	2
(Gain) loss on foreign exchange remeasurement of debt	(7)	—
(Gain) loss on sale of assets	(2)	1
Amortization of debt issuance costs	4	4
Other, net	1	14
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from acquisitions and divestitures):
Accounts receivable	16	(92)
Inventories	(75)	(81)
Accounts payable	19	(70)
Other current assets	(31)	(13)
Other current liabilities	(54)	(83)
Other noncurrent assets	(2)	9
Other noncurrent liabilities	(11)	12
Net cash used in operating activities	(5)	(115)
INVESTING ACTIVITIES
Capital expenditures	(167)	(67)
Proceeds from sales of assets, third party	10	—
Proceeds from sale of assets, related party	2	—
Proceeds from investment in and advances to non–consolidated affiliates, net	—	1
Proceeds (outflow) from related party loans receivable, net	2	(6)
Proceeds (outflow) from settlement of other undesignated derivative instruments, net	1	(7)
Net cash used in investing activities	(152)	(79)
FINANCING ACTIVITIES
Proceeds from issuance of debt	12	3
Principal payments	(5)	(5)
Short–term borrowings, net	92	190
Dividends, noncontrolling interest	(1)	—
Net cash provided by financing activities	98	188
Net decrease in cash and cash equivalents	(59)	(6)
Effect of exchange rate changes on cash	5	2
Cash and cash equivalents — beginning of period	317	311
Cash and cash equivalents — end of period	$263	$307

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)
(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2012	1,000	$—	$1,659	$(1,379)	$(191)	$34	$123
Net income attributable to our common shareholder	—	—	—	91	—	—	91
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	(81)	(1)	(82)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $9 included in AOCI	—	—	—	—	(19)	—	(19)
Change in pension and other benefits, net of tax provision of $8 included in AOCI	—	—	—	—	16	—	16
Balance as of June 30, 2012	1,000	$—	$1,659	$(1,288)	$(275)	$33	$129
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
Description of Business and Basis of Presentation
Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs). As of June 30, 2012, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 26 operating facilities, including recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended March 31, 2012 filed with the United States Securities and Exchange Commission (SEC) on May 24, 2012. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairment of long lived assets and other intangible assets (4) equity investments; (5) actuarial assumptions related to pension and other postretirement benefit plans; (6) tax uncertainties and valuation allowances and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
Hindalco Ownership
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
Consolidation Policy
Our condensed consolidated financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate all significant intercompany accounts and transactions from our condensed consolidated financial statements.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Recently Adopted Accounting Standards
Effective for the interim periods and year ended March 31, 2013, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to present two separate but consecutive statements. Additionally, effective for the year ended March 31, 2012, we adopted the FASB ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. The adoption of this standard had no impact on our consolidated financial position other than the change in presentation and additional disclosure.
Recently Issued Accounting Standards
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

2.    RESTRUCTURING PROGRAMS
“Restructuring charges, net” for the three months ended June 30, 2012 and June 30, 2011 is $5 million and $19 million, respectively. The following table summarizes our restructuring liability activity by segment (in millions).

	Europe	North America	Asia	South America	Corporate	Total Restructuring Liabilities
Balance as of March 31, 2012	$19	$5	$—	$2	$2	$28
Provisions	1	4	—	—	—	5
Cash payments	(10)	(2)	—	—	—	(12)
Adjustments — other	(1)	—	—	—	—	(1)
Balance as of June 30, 2012	$9	$7	$—	$2	$2	$20
As of June 30, 2012, $19 million of restructuring liabilities is classified as short-term and is included in "Accrued expenses and other current liabilities" and $1 million is classified as long-term and is included in "Other long-term liabilities" on our condensed consolidated balance sheets.
Europe
Total “Restructuring charges, net” for the three months ended June 30, 2012 consisted of $1 million of severance across our European plants and other exit costs related to restructuring actions initiated in prior years. For the three months ended June 30, 2012, we made $9 million in severance payments and $1 million in other exit related payments related to these previously announced plans.
As of June 30, 2012, the restructuring liability balance of $9 million was comprised of $8 million of severance costs and $1 million of environmental remediation liabilities and other costs.
North America
Total “Restructuring charges, net” for the three months ended June 30, 2012 were $4 million, consisting primarily of $3

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

million of severance costs related to the closure of our Saguenay Works facility, and $1 million of one-time termination benefits associated with our decision to relocate our primary research and development operations to Kennesaw, Georgia. For the three months ended June 30, 2012, we made $2 million in payments related to previously announced separation programs.
As of June 30, 2012, the restructuring liability balance of $7 million was comprised of $6 million of severance costs and $1 million of other costs.
South America
As of June 30, 2012, the restructuring liability balance of $2 million was comprised of environmental remediation liabilities.
Corporate
As of June 30, 2012, the restructuring liability balance of $2 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta, Georgia and other contract termination fees.

3.    INVENTORIES
Inventories consisted of the following (in millions).

	June 30, 2012	March 31, 2012
Finished goods	$204	$207
Work in process	383	380
Raw materials	391	340
Supplies	98	97
Inventories	$1,076	$1,024

4.    ASSETS HELD FOR SALE
During the three months ended June 30, 2012, we sold three aluminum foil and packaging plants in our Europe segment to American Industrial Acquisition Corporation (AIAC). The transaction included foil rolling and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction was a step in aligning our growth strategy of supplying aluminum flat-rolled products to the the higher-volume, premium markets of beverage cans, automobiles and specialty products. As of March 31, 2012, we classified the respective assets and liabilities of these plants as “Assets held for sale” and “Liabilities held for sale” in the consolidated balance sheet. During the three months ended June 30, 2012, we received cash proceeds of $9 million and we have an outstanding current receivable from AIAC of $10 million. As of June 30, 2012, the remaining “Assets held for sale” relates to land at one plant that we expect will be sold to AIAC within the next nine months. The "Assets held for sale" was measured at the lower of carrying value or fair value less cost to sell. The land held for sale as of June 30, 2012 approximates the estimated selling price less cost to sell.

During the three months ended June 30, 2012, we recorded a gain on the disposal of the assets and liabilities of $5 million, which is recorded as “Gain on assets held for sale” in the condensed consolidated statement of operations. During the year ended March 31, 2012, we recorded an estimated loss on the disposal of the assets and liabilities of $111 million, which was included in “Loss on assets held for sale” in the consolidated statement of operations.
 The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

	June 30, 2012	March 31, 2012
Assets held for sale
Accounts receivable	—	53
Inventories	—	17
Prepaid expenses and other current assets	—	3
Property, plant and equipment, net	4	8
Total assets held for sale	$4	$81

Liabilities held for sale
Accounts payable	—	23
Accrued expenses and other current liabilities	—	20
Accrued postretirement benefits	—	10
Other liabilities	—	4
Total liabilities held for sale	$—	$57

5.    CONSOLIDATION

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
We have a joint interest in Logan Aluminum Inc. (Logan) with Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is thinly capitalized and relies on the regular reimbursement of costs and expenses by Novelis and Tri-Arrows to fund its operations. This reimbursement is considered a variable interest as it constitutes a form of financing of the activities of Logan. Other than these contractually required reimbursements, we do not provide other material support to Logan. Logan’s creditors do not have recourse to our general credit.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

	June 30, 2012	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$7	$2
Accounts receivable	21	20
Inventories	43	42
Prepaid expenses and other current assets	1	—
Total current assets	72	64
Property, plant and equipment, net	13	15
Goodwill	12	12
Deferred income taxes	63	63
Other long-term assets	3	3
Total assets	$163	$157
Liabilities
Current liabilities
Accounts payable	$27	$24
Accrued expenses and other current liabilities	12	11
Total current liabilities	39	35
Accrued postretirement benefits	146	145
Other long-term liabilities	2	2
Total liabilities	$187	$182

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from businesses we conduct with our non-consolidated affiliates, which we classify as related party transactions and balances. The following table summarizes our share of the condensed results of operations of these non-consolidated affiliates, which we account for using the equity method, and also describes the nature and amounts of significant transactions that we had with these non-consolidated affiliates (in millions). These results include the incremental depreciation and amortization expense, net of tax, of $4 million for the three months ended June 30, 2012 and 2011, that we recorded in our equity method accounting as a result of fair value adjustments we made to our investments in non-consolidated affiliates due to the Arrangement.

	Three Months Ended June 30,
	2012	2011
Net sales	$61	$66
Costs, expenses and provisions for taxes on income	63	68
Net loss	$(2)	$(2)
Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$61	$66

As of June 30, 2012, we had a $15 million long-term related party loan receivable and $29 million in "Accounts receivable, net - related parties" from Alunorf. In the three months ended June 30, 2012 and 2011, we earned less than $1 million of interest income on the outstanding loan receivable.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2012, our guarantee was $1 million.
The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances.

	June 30, 2012	March 31, 2012
Accounts receivable	$29	$33
Other long-term assets	$15	$16
Accounts payable	$48	$51
Transactions with Hindalco
We occasionally have related party transactions with our parent company, Hindalco. During the three months ended June 30, 2012 we recorded “Net Sales” and collected cash proceeds of $3 million between Novelis and our parent related to sales of aluminum coils.
Novelis U.K. Limited entered into agreements with Hindalco to sell certain aluminum rolling equipment previously used in the operation of our plant located at Bridgnorth, England. We believe the terms of this transaction are comparable to the terms that would have been reached with a third party on an arms-length basis. In the three months ended June 30, 2012, Hindalco purchased $2 million of equipment related to the agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

7.    DEBT
Debt consists of the following (in millions).

	June 30, 2012					March 31, 2012
	Interest Rates(A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	3.57%	$119	$—		$119	$18	$—		$18
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	4.00%	1,701	(35)	(B)	1,666	1,705	(37)	(B)	1,668
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
7.25% Senior Notes, due February 2015	7.25%	74	2		76	74	2		76
Novelis Korea Limited
Facility Loan, due December 2014	4.62%	26	—		26	26	—		26
Term Loan, due December 2014	4.95%	17	—		17	18	—		18
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 39 million)	7.50%	41	(2)		39	45	(2)		43
Novelis Brazil
BNDES loans, due December 2018 through April 2021	5.77%	15	(3)		12	15	(4)		11
Other
Other debt, due July 2012 through November 2015	5.21%	2	—		2	2	—		2
Total debt — third parties		4,495	(38)		4,457	4,403	(41)		4,362
Less: Short term borrowings		(119)	—		(119)	(18)	—		(18)
Current portion of long term debt		(23)	—		(23)	(23)	—		(23)
Long-term debt, net of current portion — third parties:		$4,353	$(38)		$4,315	$4,362	$(41)		$4,321

(A)
Interest rates are as of June 30, 2012 and exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of the Arrangement, the debt exchange completed in fiscal 2009, the series of refinancing transactions we completed in fiscal 2011, and the additional borrowing in fiscal 2012.

(B)
Debt existing at the time of the Arrangement was recorded at fair value. In connection with a series of refinancing transactions a portion of the historical fair value adjustments were allocated to the Term Loan Facility. The balance also includes the unamortized discount on the Term Loan Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of June 30, 2012 for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2012	Amount
Short-term borrowings and Current portion of long term debt due within one year	$142
2 years	25
3 years	142
4 years	24
5 years	1,640
Thereafter	2,522
Total	$4,495

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
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc., a division of the McGraw-Hill Companies, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended.
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
The senior secured credit facilities include various customary covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. In addition, under the ABL Facility, if (a) our excess availability under the ABL Facility is less than the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitment at any time and (y) the then applicable borrowing base and (ii) $90 million, at any time or (b) any event of default has occurred and is continuing, we are required to maintain a

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

minimum fixed charge coverage ratio of at least 1.1 to 1 until (1) such excess availability has subsequently been at least the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitments at such time and (y) the then applicable borrowing base for 30 consecutive days and (ii) $90 million and (2) no default is outstanding during such 30 day period. As of June 30, 2012 our excess availability under the ABL Facility was $607 million, or 76% of the lender commitments.
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
Korean Bank Loans
In December 2011, Novelis Korea Limited (Novelis Korea) entered into three separate loan agreements with local banks. The Novelis Korea bank loans consist of the following: (1) a $26 million (KRW 30 billion) loan due December 2014, (2) a $17 million (KRW 20 billion) loan due December 2014, and (3) a short term borrowing of $17 million (KRW 20 billion). All three bank loans have variable interest rates with the base rate tied to Korea's 91-day CD rate plus an applicable spread ranging from 1.08% to 1.41%.
Short-Term Borrowings and Lines of Credit
In May 2012, Novelis Brazil entered into a short-term loan agreement (Novelis Brazil loan) with a local bank with maximum available financing of $40 million. As of June 30, 2012, our short-term borrowings were $119 million consisting of $90 million of short-term loans under our ABL Facility, $2 million in bank overdrafts, a $17 million (KRW 20 billion) Novelis Korea bank loan, and $10 million in short term loans under the Novelis Brazil loan. The weighted average interest rate on our total short-term borrowings was 3.57% and 4.83% as of June 30, 2012 and March 31, 2012, respectively.
As of June 30, 2012, $17 million of the ABL Facility was utilized for letters of credit, and we had $607 million in remaining availability under the ABL Facility. As of June 30, 2012, we had $48 million of outstanding letters of credit in Korea which are not related to the ABL Facility.
BNDES Loans
From February 2011 through May 2012, Novelis Brazil entered into 22 new loan agreements (the BNDES loans) with Brazil’s National Bank for Economic and Social Development (BNDES) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). The agreements provided for a commitment of Brazilian Real (R$) borrowings at a current weighted average rate of 5.8% up to an aggregate of $17 million (R$34 million). As of June 30, 2012, we had $15 million (R$31 million) outstanding under the BNDES loan agreements with maturity dates of December 2015 through April 2021.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
In January 2012, we entered into interest rate swap contracts to manage our exposure to changes in the benchmark KRW 3M-CD interest rate. We swapped our (1) $26 million (KRW 30 billion) floating rate loan to a fixed rate of 4.485% and our (2) $17 million (KRW 20 billion) floating rate loan to a fixed rate of 4.815%. Both swaps expire December 2014, concurrent with the maturity of the loans. As of June 30, 2012 and March 31, 2012, these swaps were designated as cash flow hedges.
As of March 31, 2012, we had $220 million of outstanding USD LIBOR based interest rate swaps that matured in April 2012 that were not designated as hedges. As of June 30, 2012, there were no interest rate swaps outstanding that were not designated as hedges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

8.    SHARE-BASED COMPENSATION
The board of directors has authorized five long term incentive plans as follows:
•The Novelis Long-Term Incentive Plan FY 2009 — FY 2012 (2009 LTIP) was authorized in June 2008. Under the 2009 LTIP, phantom stock appreciation rights (SARs) were granted to certain of our executive officers and key employees.
•The Novelis Long-Term Incentive Plan FY 2010 — FY 2013 (2010 LTIP) was authorized in June 2009. Under the 2010 LTIP, SARs were granted to certain of our executive officers and key employees.
•The Novelis Long-Term Incentive Plan FY 2011— FY 2014 (2011 LTIP) was authorized in May 2010. The 2011 LTIP provides for SARs and phantom restricted stock units (RSUs).
•The Novelis Long-Term Incentive Plan FY 2012— FY 2015 (2012 LTIP) was authorized in May 2011. The 2012 LTIP provides for SARs and RSUs.
•The Novelis Long-Term Incentive Plan FY 2013— FY 2016 (2013 LTIP) was authorized in May 2012. The 2013 LTIP provides for SARs and RSUs.
Under all five plans, SARs vest at the rate of 25% per year, subject to performance criteria and expire 7 years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise, subject to a maximum payout as defined by the plan. If the SAR is exercised within one year of vesting, the maximum payout is equal to two and a half times the target. If the SAR is exercised after one year of vesting, the maximum payout is equal to three times the target. The RSUs under the 2011 LTIP, 2012 LTIP and 2013 LTIP vest in full three years from the grant date and are not subject to performance criteria. The payout on the RSUs is limited to three times the grant price.
Total compensation expense related to SARs and RSUs under the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2014, 2015 and 2016 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs has been recorded for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
2009 LTIP	$—	$3
2010 LTIP	(1)	2
2011 LTIP	(1)	(1)
2012 LTIP	(1)	—
2013 LTIP	1	—
Total compensation (income) expense	$(2)	$4

The tables below show the RSUs activity under our 2013 LTIP, 2012 LTIP and 2011 LTIP and the SARs activity under our 2013 LTIP, 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP.

2013 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	—	—	$—
Granted	1,936,970	109.57	—
Forfeited/Cancelled	—	—
RSUs outstanding as of June 30, 2012	1,936,970	109.57	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2013 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	—	—	—	$—
Granted	16,394,306	109.57	—	—
Forfeited/Cancelled	—	—	—
SARs outstanding as of June 30, 2012	16,394,306	109.57	6.9	$—

2012 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	878,675	186.02	$2
Granted	—	—	—
Forfeited/Cancelled	(12,066)	188.26
RSUs outstanding as of June 30, 2012	866,609	186.24	$2

2012 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	6,688,717	186.05	6.1	$—
Granted	—	—	—	—
Forfeited/Cancelled	(267,337)	188.68	—
SARs outstanding as of June 30, 2012	6,421,380	186.22	5.9	$—

2011 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	802,149	149.01	$2
Forfeited/Cancelled	(37,166)	147.10
RSUs outstanding as of June 30, 2012	764,983	149.04	$2

2011 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	6,303,848	149.01	5.1	$—
Exercised	—	—
Forfeited/Cancelled	(263,383)	147.40
SARs outstanding as of June 30, 2012	6,040,465	149.03	4.9	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2010 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	8,171,586	88.37	4.2	$7
Exercised	(122,546)	172.95
Forfeited/Cancelled	(323,609)	86.95
SARs outstanding as of June 30, 2012	7,725,431	87.72	4.0	$4

2009 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	4,845,652	60.50	3.2	$7
Exercised	(314,542)	133.72
Forfeited/Cancelled	(341,265)	60.50
SARs outstanding as of June 30, 2012	4,189,845	60.50	3.0	$4
The fair value of each unvested SAR is based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The fair value of each vested SAR is remeasured at fair value each reporting period based on the excess of the current stock price over the exercise price, not to exceed the maximum payout as defined by each plan. The fair value of each unvested SAR under the 2013 LTIP, 2012 LTIP, 2011 LTIP, and 2010 LTIP was estimated as of June 30, 2012 using the following assumptions:

	2013 LTIP	2012 LTIP	2011 LTIP	2010 LTIP
Risk-free interest rate	8.24%	8.24%	8.17%	8.08%
Dividend yield	1.29%	1.29%	1.29%	1.29%
Volatility	51%	52%	55%	55%
The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria. Since the performance criteria for fiscal years 2014, 2015 and 2016 have not yet been established and therefore, measurement periods for SARs relating to those periods have not yet commenced, no compensation expense for those tranches has been recorded for the three months ended June 30, 2012. As of June 30, 2012, 13,507,031 SARs were exercisable.
Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) is $19 million which is expected to be realized over a weighted average period of 2.23 years. Unrecognized compensation expense is $1 million related to 2011 RSUs, $1 million related to 2012 RSUs, and $4 million related to 2013 RSUs which will be recognized over the remaining vesting period of 1, 2 and 3 years, respectively.

9.    POSTRETIREMENT BENEFIT PLANS
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

	Pension Benefit Plans		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Service cost	$11	$10	$3	$2
Interest cost	16	17	2	3
Expected return on assets	(16)	(16)	—	—
Amortization — losses	6	3	1	—
Net periodic benefit cost	$17	$14	$6	$5

The expected long-term rate of return on plan assets is 6.40% in fiscal 2013.

On June 28, 2012, the Company adopted and communicated an amendment to a U.S. nonunion benefit plan which reduced postretirement life insurance benefits to retirees and eliminated the postretirement life insurance benefits for active employees. The plan remeasurement resulted in the Company recognizing a negative plan amendment and a curtailment gain of $14 million which was recorded as a reduction in “Accumulated other comprehensive loss” during the three months ended June 30, 2012. There was no impact to our condensed consolidated statement of operations for the three months ended June 30, 2012. The plan amendment will reduce other post-retirement benefit expense in future years.
Employer Contributions to Plans
For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to-date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Korea, Malaysia and Brazil. We contributed the following amounts to all plans (in millions).

	Three Months Ended June 30,
	2012	2011
Funded pension plans	$9	$11
Unfunded pension plans	3	3
Savings and defined contribution pension plans	5	5
Total contributions	$17	$19
During the remainder of fiscal 2013, we expect to contribute an additional $38 million to our funded pension plans, $11 million to our unfunded pension plans and $17 million to our savings and defined contribution plans.

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended June 30,
	2012	2011
Gain on remeasurement of monetary assets and liabilities, net	$(3)	$(1)
Loss released from accumulated other comprehensive income	1	—
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	(3)	11
Currency (gains) losses, net	$(5)	$10

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following currency gains (losses) are included in “AOCI,” net of tax and “Noncontrolling interests” (in millions).

	Three Months Ended June 30, 2012	Year Ended March 31, 2012
Cumulative currency translation adjustment — beginning of period	$23	$114
Effect of changes in exchange rates	(71)	(79)
Sale of investment in foreign entities	$(11)	$(12)
Cumulative currency translation adjustment — end of period	$(59)	$23

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The fair values of our financial instruments and commodity contracts as of June 30, 2012 and March 31, 2012 are as follows (in millions).

	June 30, 2012
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$23	$—	$(6)	$—	$17
Currency exchange contracts	1	1	(24)	(10)	(32)
Net Investment hedges
Currency exchange contracts	11	—	—	—	11
Fair value hedges
Aluminum contracts	—	—	(10)	(1)	(11)
Total derivatives designated as hedging instruments	35	1	(40)	(11)	(15)
Derivatives not designated as hedging instruments
Aluminum contracts	47	—	(40)	(1)	6
Currency exchange contracts	17	1	(11)	(1)	6
Energy contracts	—	—	(16)	(27)	(43)
Total derivatives not designated as hedging instruments	64	1	(67)	(29)	(31)
Total derivative fair value	$99	$2	$(107)	$(40)	$(46)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

	March 31, 2012
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$17	$—	$(5)	$—	$12
Currency exchange contracts	12	1	(6)	(6)	1
Net Investment hedges
Currency exchange contracts	2	—	—	—	2
Fair value hedges
Aluminum contracts	1	—	(6)	—	(5)
Total derivatives designated as hedging instruments	32	1	(17)	(6)	10
Derivatives not designated as hedging instruments:
Aluminum contracts	51	—	(47)	—	4
Currency exchange contracts	16	1	(10)	(1)	6
Energy contracts	—	—	(21)	(30)	(51)
Total derivatives not designated as hedging instruments	67	1	(78)	(31)	(41)
Total derivative fair value	$99	$2	$(95)	$(37)	$(31)

(A)	The noncurrent portions of derivative liabilities are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

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
We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. Such exposures do not extend beyond two years in length. We recognized losses on changes in fair value of derivative contracts of $8 million and gains on changes in the fair value of designated hedged items of $7 million in sales revenue for the three months ended June 30, 2012. We recognized ineffectiveness of $1 million in "Other (income) expense, net." We had 59 kt and 32 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of June 30, 2012 and March 31, 2012, respectively.
We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. Such exposures do not extend beyond two years in length. We had 16 kt and 16 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of June 30, 2012 and March 31, 2012, respectively.
We identify and designate certain aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Price risk exposure arises due to fixed costs associated with our smelter operations in South America. Price risk exposure also arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Such exposures do not extend beyond one year in length. We had 152 kt and 144 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of June 30, 2012 and March 31, 2012, respectively.
The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of June 30, 2012

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

and March 31, 2012, we had 99 kt and 42 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than four months. The following table summarizes our notional amount (in kt).

	June 30, 2012	March 31, 2012
Hedge Type
Purchase (Sale)
Cash flow purchases	16	16
Cash flow sales	(152)	(144)
Fair value	59	32
Not designated	(99)	(42)
Total	(176)	(138)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $860 million and $976 million of outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2012 and March 31, 2012, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $113 million and $123 million of outstanding foreign currency forwards designated as net investment hedges as of June 30, 2012 and March 31, 2012, respectively. We recorded gains of $6 million and losses of less than $1 million related to net investment hedges in OCI for the 3 months ended June 30, 2012 and June 30, 2011, respectively. There was no ineffectiveness on net investment hedges recorded for the three months ended June 30, 2012 and June 30, 2011.
As of June 30, 2012 and March 31, 2012, we had outstanding currency exchange contracts with a total notional amount of $1.4 billion, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the second quarter of fiscal 2013.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1.2 million of notional megawatt hours remain outstanding as of June 30, 2012.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. As of June 30, 2012 and March 31, 2012, we had 5.7 million MMBTUs and 6.6 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. Such exposures do not extend beyond 2 years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
In January 2012, we entered into interest rate swap contracts to manage our exposure to changes in the benchmark KRW 3M-CD interest rate. We swapped our (1) $26 million (KRW 30 billion) floating rate loan to a fixed rate of 4.485% and our (2) $17 million (KRW 20 billion) floating rate loan to a fixed rate of 4.815%. Both swaps expire December 2014, concurrent with the maturity of the loans. As of June 30, 2012 and March 31, 2012, these swaps were designated as cash flow hedges.
As of March 31, 2012, we had $220 million of outstanding USD LIBOR based interest rate swaps that matured in April

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2012 that were not designated as hedges. As of June 30, 2012, there were no interest rate swaps outstanding that were not designated as hedges.

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in “Other (income) expense, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended June 30,
	2012	2011
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$6	$28
Currency exchange contracts	7	(2)
Energy contracts (A)	4	(3)
Gain recognized in "Other (income) expense, net"	17	23
Derivative Instruments Designated as Hedges
Gain recognized in "Other (income) expense, net" (B)	10	1
Total gain recognized in "Other (income) expense, net"	$27	$24
Balance sheet remeasurement currency exchange contracts	$2	$(11)
Realized gains, net	12	10
Unrealized gains on other derivative instruments, net	13	25
Total gain recognized in "Other (income) expense, net"	$27	$24

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: excluded forward market premium/discount excluded and hedging relationship ineffectiveness on designated aluminum contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness on fair value hedges involving aluminum derivatives.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). Within the next twelve months, we expect to reclassify $8 million of losses from “AOCI” to earnings.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Aluminum contracts	$21	$(25)	$11	$(3)
Currency exchange contracts	(36)	33	1	4
Total	$(15)	$8	$12	$1

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
	2012	2011
Electricity swap (A)	$(1)	$(1)	Other (income) expense, net
Aluminum contracts	18	19	Cost of goods sold
Aluminum contracts	2	—	Sales
Currency exchange contracts	(3)	3	Cost of goods sold and SG&A
Currency exchange contracts	(2)	—	Sales
Currency exchange contracts	(1)	—	Other (income) expense, net and Interest Expense
Total	$13	$21

(A)	AOCI related to de-designated electricity swap is amortized to income over the remaining term of the hedged item.

12.    FAIR VALUE MEASUREMENTS
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

prices are not observable for this market, so we must make certain assumptions based on available information that we believe to be relevant to market participants. We use observable forward prices for a geographically nearby market. We adjust these prices for 1) historical spreads between the cash prices of the two markets, and 2) historical spreads between retail and wholesale prices.
The average forward price at June 30, 2012, estimated using the method described above was $50 per megawatt hour, which represents a $7 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $45 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). As of June 30, 2012 and March 31, 2012, we did not have any Level 1 derivative contracts. No amounts were transferred from Level 1 to Level 2 or to Level 3. Additionally, no amounts were transferred from Level 2 to Level 1 or to Level 3.
The following tables present our derivative assets and liabilities which are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2012 and March 31, 2012 (in millions).

	June 30, 2012		March 31, 2012
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$70	$(58)	$69	$(58)
Currency exchange contracts	31	(46)	32	(23)
Energy contracts	—	(6)	—	(10)
Total Level 2 Instruments	101	(110)	101	(91)
Level 3 Instruments
Energy contracts	—	(37)	—	(41)
Total Level 3 Instruments	—	(37)	—	(41)
Total	$101	$(147)	$101	$(132)

We recognized unrealized gains of $2 million for the three months ended June 30, 2012 related to Level 3 financial instruments that were still held as of June 30, 2012. These unrealized gains are included in “Other (income) expense, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2012	$(41)
Realized/unrealized gain included in earnings(B)	5
Settlements	(1)
Balance as of June 30, 2012	$(37)

(A)	Represents net derivative liabilities.

(B)	Included in “Other (income) expense, net.”

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

and/or broker ask prices when available or on a standard credit adjusted discounted cash flow model.

	June 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$15	$15	$16	$16
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,338	$4,448	$4,344	$4,605

13.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended June 30,
	2012	2011
Foreign currency remeasurement (gains) losses, net (A)	$(5)	$10
(Gain) on change in fair value of other unrealized derivative instruments, net	(13)	(25)
(Gain) on change in fair value of other realized derivative instruments, net	(12)	(10)
(Gain) loss on sale of assets, net	(2)	1
Loss on Brazilian tax litigation, net (B)	2	3
Interest income	(1)	(4)
Other, net	4	—
Other (income) expense, net	$(27)	$(25)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See footnote 15 – Commitments and Contingencies, Brazil Tax Matters for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

14.    INCOME TAXES
A reconciliation of the Canadian statutory tax rates to our effective tax rates is as follows (in millions, except percentages).

	Three Months Ended June 30,
	2012	2011
Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$114	$138
Canadian statutory tax rate	26%	27%
Provision at the Canadian statutory rate	30	37
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(5)	(1)
Exchange remeasurement of deferred income taxes	(19)	10
Change in valuation allowances	20	21
Expense items not subject to tax	1	2
Dividends not subject to tax	(13)	(15)
Tax rate differences on foreign earnings	6	4
Uncertain tax positions, net	1	1
Income tax provision	$21	$59
Effective tax rate	18%	43%
As of June 30, 2012, we had a net deferred tax liability of $366 million. This amount includes gross deferred tax assets of approximately $707 million and a valuation allowance of $274 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain other of our tax filings for fiscal years 2004 through 2009. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $14 million.

15.    COMMITMENTS AND CONTINGENCIES
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
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
We have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimate that the undiscounted remaining clean-up costs related to our environmental liabilities as of June 30, 2012 will be approximately $9 million. Of this amount, $5 million is included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of June 30, 2012. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters
As a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes, as of June 30, 2012 and March 31, 2012, we had cash deposits aggregating approximately $33 million and $33 million, respectively, with the Brazilian government. These deposits, which are included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.
In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions. In most cases we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements approximate $147 million and $163 million as of June 30, 2012 and March 31, 2012, respectively. As of June 30, 2012, $12 million and $135 million of liabilities are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2012, $13 million and $150 million of liabilities are included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $2 million and $3 million as “Loss on Brazilian tax litigation, net” which is reported in “Other (income) expense, net” for the three months ended June 30, 2012 and 2011, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

16.    SEGMENT, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
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

Europe. Headquartered in Zurich, Switzerland, this segment manufactures aluminum sheet and light gauge products and operates nine plants, including one fully dedicated recycling facility and two plants with recycling operations, in four countries.

Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants in two countries.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises smelting operations, power generation, carbon products, aluminum sheet and light gauge products and operates three plants in Brazil.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 - Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2012. For “Segment income” purposes we only include the impact of the derivative gains or losses to the extent they are settled in cash (i.e., realized) during that period.
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency derivatives on our foreign currency balance sheet exposures, which are included in segment income; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests' share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.
Adjustment to Eliminate Proportional Consolidation. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. See Note 5- Consolidation and Note 6 - Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates.
The tables below show selected segment financial information (in millions). The “Eliminations and other” column in the table below include eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments as well as the adjustment for proportional consolidation.
Selected Segment Financial Information

Total Assets	North America	Europe	Asia	South America	Other and Eliminations	Total
June 30, 2012	$2,652	$2,575	$1,078	$1,475	$164	$7,944
March 31, 2012	$2,644	$2,753	$1,037	$1,493	$94	$8,021

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Selected Operating Results Three Months Ended June 30, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$920	$863	$428	$308	$31	$2,550
Depreciation and amortization	31	26	13	13	(10)	73
Capital expenditures	34	11	28	64	30	167

Selected Operating Results Three Months Ended June 30, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,107	$1,080	$560	$318	$48	$3,113
Depreciation and amortization	35	36	14	14	(10)	89
Capital expenditures	19	14	9	28	(3)	67

  The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended June 30,
	2012	2011
North America	$89	$114
Europe	74	97
Asia	46	57
South America	50	38
Depreciation and amortization	(73)	(89)
Interest expense and amortization of debt issuance costs	(74)	(77)
Interest income	1	4
Adjustment to eliminate proportional consolidation	(11)	(13)
Unrealized gains on change in fair value of derivative instruments, net	13	25
Realized gains on derivative instruments not included in segment income	2	2
Restructuring charges, net	(5)	(19)
Gain on assets held for sale	5	—
Other costs, net	(5)	(3)
Income before income taxes	112	136
Income tax provision	21	59
Net income	91	77
Net income attributable to noncontrolling interests	—	15
Net income attributable to our common shareholder	$91	$62
Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended June 30,
	2012	2011
Rexam	13%	13%
Affiliates of Ball Corporation	10%	12%
Anheuser-Busch	10%	11%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended June 30,
	2012	2011
Purchases from Rio Tinto Alcan as a percentage of total	26%	32%

 17.    SUPPLEMENTAL INFORMATION
“Accumulated other comprehensive (loss) income,” net of tax, consists of the following (in millions).

	June 30, 2012	March 31, 2012
Currency translation adjustment	$(61)	$20
Fair value of effective portion of cash flow hedges	(26)	(7)
Pension and other benefits	(188)	(204)
Accumulated other comprehensive (loss) income	$(275)	$(191)
Supplemental cash flow information (in millions):

	Three Months Ended June 30,
	2012	2011
Interest paid	$120	$126
Income taxes paid	$40	$21
As of June 30, 2012, we recorded $108 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to June 30, 2012.

18.    SUPPLEMENTAL GUARANTOR INFORMATION
In connection with the issuance of our 7.25% Senior Notes, 2017 Notes and 2020 Notes, certain of our wholly-owned subsidiaries, which are 100% owned within the meaning of Rule 3-10(h)(1) of Regulation S-X, provided guarantees. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S., the U.K., Brazil, Portugal and Switzerland, as well as certain businesses in Germany and France. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Novelis Inc. (the Parent). The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Notes.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$259	$2,069	$723	$(501)	$2,550
Cost of goods sold (exclusive of depreciation and amortization)	253	1,796	654	(501)	2,202
Selling, general and administrative expenses	(6)	85	23	—	102
Depreciation and amortization	3	56	19	(5)	73
Research and development expenses	—	12	—	—	12
Interest expense and amortization of debt issuance costs	79	4	—	(9)	74
Gain on assets held for sale	(7)	1	1	—	(5)
Restructuring charges, net	3	2	—	—	5
Equity in net (income) loss of non-consolidated affiliates	(147)	2	—	147	2
Other (income) expense, net	(11)	(32)	2	14	(27)
	167	1,926	699	(354)	2,438
Income (loss) before income taxes	92	143	24	(147)	112
Income tax provision	2	12	7	—	21
Net income (loss)	90	131	17	(147)	91
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$90	$131	$17	$(147)	$91
Comprehensive income (loss)	$7	$59	$3	$(63)	$6
Comprehensive income (loss) attributable to noncontrolling interest	$—	$—	$(1)	$—	$(1)
Comprehensive income (loss) attributable to our common shareholder	$7	$59	$4	$(63)	$7

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

	Three Months Ended June 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$305	$2,481	$1,023	$(696)	$3,113
Cost of goods sold (exclusive of depreciation and amortization)	294	2,170	940	(696)	2,708
Selling, general and administrative expenses	13	67	15	—	95
Depreciation and amortization	—	66	23	—	89
Research and development expenses	8	3	1	—	12
Interest expense and amortization of debt issuance costs	77	14	1	(15)	77
Restructuring charges, net	—	18	1	—	19
Equity in net (income) loss of non-consolidated affiliates	(126)	2	—	126	2
Other (income) expense, net	(23)	(10)	(7)	15	(25)
	243	2,330	974	(570)	2,977
Income (loss) before taxes	62	151	49	(126)	136
Income tax provision	—	46	13	—	59
Net income (loss)	62	105	36	(126)	77
Net income attributable to noncontrolling interests	—	—	15	—	15
Net income (loss) attributable to our common shareholder	$62	$105	$21	$(126)	$62
Comprehensive income (loss) attributable to our common shareholder	$108	$129	$52	$(161)	$128
Comprehensive income (loss) attributable to noncontrolling interest	$—	$—	$20	$—	$20
Comprehensive income (loss) attributable to our common shareholder	$108	$129	$32	$(161)	$108

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$6	$103	$154	$—	$263
Accounts receivable, net of allowances
— third parties	40	892	372	1	1,305
— related parties	587	228	35	(821)	29
Inventories	53	769	254	—	1,076
Prepaid expenses and other current assets	4	76	14	—	94
Fair value of derivative instruments	12	77	13	(3)	99
Deferred income tax assets	—	134	4	—	138
Assets held for sale	—	4	—	—	4
Total current assets	702	2,283	846	(823)	3,008
Property, plant and equipment, net	117	2,061	562	—	2,740
Goodwill	(2)	601	12	—	611
Intangible assets, net	11	654	4	—	669
Investments in and advances to non-consolidated affiliates	1,613	648	—	(1,613)	648
Fair value of derivative instruments, net of current portion	1	1	—	—	2
Deferred income tax assets	3	61	23	—	87
Other long-term assets	2,370	201	34	(2,426)	179
Total assets	$4,815	$6,510	$1,481	$(4,862)	$7,944
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$17	$6	$—	$—	$23
Short-term borrowings
— third parties	40	62	17	—	119
— related parties	22	181	26	(229)	—
Accounts payable
— third parties	57	728	434	—	1,219
— related parties	77	473	79	(581)	48
Fair value of derivative instruments	2	83	25	(3)	107
Accrued expenses and other current liabilities	70	296	67	(10)	423
Deferred income tax liabilities	—	28	—	—	28
Total current liabilities	285	1,857	648	(823)	1,967
Long-term debt, net of current portion
— third parties	4,224	48	43	—	4,315
— related parties	119	2,277	30	(2,426)	—
Deferred income tax liabilities	2	552	9	—	563
Accrued postretirement benefits	56	449	156	—	661
Other long-term liabilities	33	267	9	—	309
Total liabilities	4,719	5,450	895	(3,249)	7,815
Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,659	—	—	—	1,659
Retained earnings (accumulated deficit)	(1,288)	1,324	637	(1,961)	(1,288)
Accumulated other comprehensive income (loss)	(275)	(264)	(84)	348	(275)
Total equity of our common shareholder	96	1,060	553	(1,613)	96
Noncontrolling interests	—	—	33	—	33
Total equity	96	1,060	586	(1,613)	129
Total liabilities and equity	$4,815	$6,510	$1,481	$(4,862)	$7,944

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$6	$199	$112	$—	$317
Accounts receivable, net of allowances
— third parties	34	910	387	—	1,331
— related parties	745	341	59	(1,109)	36
Inventories	51	744	229	—	1,024
Prepaid expenses and other current assets	4	46	11	—	61
Fair value of derivative instruments	9	76	19	(5)	99
Deferred income tax assets	—	148	3	—	151
Assets held for sale	—	24	57	—	81
Total current assets	849	2,488	877	(1,114)	3,100
Property, plant and equipment, net	123	2,019	547	—	2,689
Goodwill	(2)	601	12	—	611
Intangible assets, net	7	666	5	—	678
Investments in and advances to non-consolidated affiliates	—	683	—	—	683
Investments in consolidated subsidiaries	1,411	—	—	(1,411)	—
Fair value of derivative instruments, net of current portion	—	1	1	—	2
Deferred income tax assets	—	51	22	1	74
Other long-term assets	2,391	157	40	(2,404)	184
Total assets	$4,779	$6,666	$1,504	$(4,928)	$8,021
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$17	$5	$1	$—	$23
Short-term borrowings
— third parties	—	—	18	—	18
— related parties	10	316	27	(353)	—
Accounts payable
— third parties	79	757	409	—	1,245
— related parties	80	529	192	(750)	51
Fair value of derivative instruments	1	75	24	(5)	95
Accrued expenses and other current liabilities	125	274	83	(6)	476
Deferred income tax liabilities	—	32	2	—	34
Liabilities held for sale	—	10	47	—	57
Total current liabilities	312	1,998	803	(1,114)	1,999
Long-term debt, net of current portion
— third parties	4,227	51	43	—	4,321
— related parties	74	2,275	55	(2,404)	—
Deferred income tax liabilities	—	571	10	—	581
Accrued postretirement benefits	56	475	156	—	687
Other long-term liabilities	21	282	7	—	310
Total liabilities	4,690	5,652	1,074	(3,518)	7,898
Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,659	—	—	—	1,659
Retained earnings (accumulated deficit)	(1,379)	1,206	470	(1,676)	(1,379)
Accumulated other comprehensive income (loss)	(191)	(191)	(74)	265	(191)
Total equity of our common shareholder	89	1,015	396	(1,411)	89
Noncontrolling interests	—	(1)	34	1	34
Total equity	89	1,014	430	(1,410)	123
Total liabilities and equity	$4,779	$6,666	$1,504	$(4,928)	$8,021

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(84)	$76	$98	$(95)	$(5)
INVESTING ACTIVITIES
Capital expenditures	(13)	(123)	(31)	—	(167)
Proceeds from sales of assets	—	12	—	—	12
Proceeds from investment in and advances to non-consolidated affiliates, net	—	—	—	—	—
(Outflow) proceeds from related party loans receivable, net	—	2	—	—	2
(Outflow) proceeds from settlement of undesignated derivative instruments, net	4	(3)	—	—	1
Net cash (used in) provided by investing activities	(9)	(112)	(31)	—	(152)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	12	—	—	12
— related parties	49	1	—	(50)	—
Principal payments
— third parties	(4)	(1)	—	—	(5)
— related parties	(4)	—	(23)	27	—
Short-term borrowings, net
— third parties	40	52	—	—	92
— related parties	12	(130)	—	118	—
Dividends — noncontrolling interests	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	93	(66)	(24)	95	98
Net increase (decrease) in cash and cash equivalents	—	(102)	43	—	(59)
Effect of exchange rate changes on cash balances held in foreign currencies	—	6	(1)	—	5
Cash and cash equivalents — beginning of period	6	199	112	—	317
Cash and cash equivalents — end of period	$6	$103	$154	$—	$263

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended June 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(138)	$56	$36	$(69)	$(115)
INVESTING ACTIVITIES
Capital expenditures	(4)	(50)	(13)	—	(67)
Proceeds from sales of assets	—	—	—	—	—
Changes to investment in and advances to non-consolidated affiliates	—	1	—	—	1
Proceeds from loans receivable, net — related parties	—	(6)	—	—	(6)
Net proceeds from settlement of derivative instruments	—	(5)	(2)	—	(7)
Net cash provided by (used in) investing activities	(4)	(60)	(15)	—	(79)
FINANCING ACTIVITIES
Proceeds from issuance of debt, third parties	—	3	—	—	3
Principal payments, third parties	(4)	(1)	—	—	(5)
Related parties borrowings, net	(5)	—	(5)	10	—
Short-term borrowings, net
— third parties	160	34	(4)	—	190
— related parties	(5)	(55)	1	59	—
Net cash provided by (used in) financing activities	146	(19)	(8)	69	188
Net increase (decrease) in cash and cash equivalents	4	(23)	13	—	(6)
Effect of exchange rate changes on cash balances held in foreign currencies	—	—	2	—	2
Cash and cash equivalents — beginning of period	1	225	85	—	311
Cash and cash equivalents — end of period	$5	$202	$100	$—	$307

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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2012. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of used-beverage cans (UBCs) and have recycling operations in many of our plants to recycle post-consumer aluminum. As of June 30, 2012, we had manufacturing operations in nine countries on four continents, which include 26 operating plants, and recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions, but with the global footprint to service global customers.
In this Quarterly Report on Form 10-Q, unless otherwise specified, the terms “we,” “our,” “us,” “Company,” and “Novelis” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act (CBCA) and its subsidiaries. References herein to “Hindalco” refer to Hindalco Industries Limited, which acquired Novelis in May 2007, through its indirect wholly-owned subsidiary. In October 2007, Rio Tinto Group purchased all of the outstanding shares of Alcan Inc. References herein to “Alcan” refer to Rio Tinto Alcan Inc.
As used in this Quarterly Report, “aluminum rolled products shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties. References to “total shipments” include aluminum rolled products as well as certain other non-rolled product shipments, primarily ingot, scrap and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2012, filed with the United States Securities and Exchange Commission (SEC) on May 24, 2012.

HIGHLIGHTS

We continued to execute on our global strategy of divesting or closing non-core and underperforming assets, while staying focused on our various expansions globally. Our total shipments were down in the first quarter of fiscal 2013 compared to our record first quarter last year. We reported favorable impacts from conversion premiums and product mix within all segments in the first quarter of fiscal 2013 compared to the same period in fiscal 2012.

•
Shipments of flat rolled products totaled 722 kt for the first quarter of fiscal 2013, which was lower by 6% compared to our record shipment levels in the first quarter of last year. Our shipments were impacted by lower volumes with a key customer in North America as well as production and supply chain issues in North America and Europe which delayed shipments early in the first quarter of fiscal 2013. Our shipments in Asia continue to be impacted by economic uncertainty which is constraining exports into Europe.

•
“Net sales” for the first quarter of fiscal 2013 were $2.6 billion, a decrease of 18% compared to the $3.1 billion reported in the same period a year ago. The decrease was the result of lower aluminum prices and, to lesser extent, unfavorable volumes compared to the first quarter of the previous year.

•
We reported pre-tax income of $112 million and $136 million in the three months ended June 30, 2012 and 2011, respectively. Included in our pre-tax income are “Unrealized gains on derivative instruments, net” of $13 million and $25 million, in the three months ended June 30, 2012 and 2011, respectively.

•	We reported "Net income" of $91 million in the three months ended June 30, 2012, compared to $62 million in the three months ended June 30, 2011.

•
Cash flow used in operations of $5 million for the three months ended June 30, 2012 compares to cash flow used in operations of $115 million for the three months ended June 30, 2011. We used less cash for working capital in the first quarter of fiscal 2013, due to lower average pricing levels for aluminum.

•
We spent $167 million on capital expenditures for the three months ended June 30, 2012, which primarily relates to our strategic expansion projects in Oswego, New York; Yeongju, South Korea; Ulsan, South Korea; and Pindamonhangaba, Brazil. All of our strategic expansion projects are on schedule to be completed as planned.

•
In June 2012, we completed the sale of three European aluminum foil and packaging plants to Eurofoil, a unit of American Industrial Acquisition Corporation (AIAC). The transaction includes foil rolling operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction is a step in aligning our global growth strategy on the premium markets of can, automotive and specialty products, and on expanding our recycling leadership. We revised our estimated loss on sale to $106 million by recording a $5 million "Gain on assets held for sale" adjustment in the first quarter of fiscal 2013. In the fourth quarter of fiscal 2012, we recognized an estimated $111 million "Loss on assets held for sale" related to the transaction.

•
In July 2012, we announced plans to establish a new organization for the procurement of used beverage cans in North America. The announcement follows the Company's agreement to withdraw from the Evermore joint venture with Alcoa, Inc. effective August 31, 2012.

•	We reported available liquidity of $868 million as of June 30, 2012 as compared to $1,021 million as of March 31, 2012.
BUSINESS AND INDUSTRY CLIMATE
Compared to a record in the three months ended June 30, 2011, our "Net sales" and rolled product shipments were down in the three months ended June 30, 2012. Our "Net sales" were negatively impacted by lower prices of aluminum which averaged $1,977 per metric tonne during the three months ended June 30, 2012 compared to $2,603 per metric tonne during the three months ended June 30, 2011 and $2,177 per metric tonne during the three months ended March 31, 2012. Shipments of our flat rolled products were 722 kt in the first quarter of fiscal 2013, which is down compared to the record 767 kt in the first quarter of fiscal 2012, but higher compared to 703 kt we reported in the fourth quarter of fiscal 2012. Economic uncertainty continues to constrain global economic demand, leading to lower pricing for aluminum and other commodities.  Our premium product categories have performed reasonably well in these conditions, particularly automotive products which are growing as a result of industry trends towards lighter weight vehicles.  Can demand continues to be reasonably strong globally, although our business has been impacted in the near term by lower volumes with a key customer in North America as well as production and supply chain issues in North America and Europe.  The impacts of global economic uncertainty have been most significant in our Asia region.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	March 31, 2012	June 30, 2012
Net sales	$3,113	$2,880	$2,462	$2,608	$8,455	$2,550
Percentage increase (decrease) in net sales versus comparable previous year period	23%	14%	(4)%	(12)%	5%	(18)%
Rolled product shipments:
North America	288	274	248	254	1,064	266
Europe	237	227	183	228	875	231
Asia	152	131	117	124	524	136
South America	90	88	100	97	375	89
Total	767	720	648	703	2,838	722
Beverage and food cans	462	437	404	419	1,722	432
All other rolled products	305	283	244	284	1,116	290
Total	767	720	648	703	2,838	722

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:

	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	March 31, 2012	June 30, 2012
North America	4%	(4)%	(5)%	(9)%	(4)%	(8)%
Europe	2%	—	(12)%	(5)%	(4)%	(3)%
Asia	4%	(2)%	(21)%	(18)%	(10)%	(11)%
South America	—	(3)%	3%	(2)%	(1)%	(1)%
Total	3%	(2)%	(9)%	(9)%	(4)%	(6)%
Beverage and food cans	9%	2%	(5)%	(8)%	(1)%	(6)%
All other rolled products	(5)%	(8)%	(16)%	(11)%	(10)%	(5)%
Total	3%	(2)%	(9)%	(9)%	(4)%	(6)%
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
We eliminate risk by purchasing LME aluminum forward contracts simultaneous with our sales contracts to customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuation attributable to the fixed forward price exposure combined with hedges of metal price lag to synthetically help ensure we purchase metal for the same price at which we agree to sell metal.

LME Aluminum Prices
The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Percent
	2012	2011	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,099	$2,600	(19)%
Average cash price during the period	$1,977	$2,603	(24)%
Closing cash price as of end of period	$1,835	$2,509	(27)%
We use metal derivative instruments to reduce our exposure to fluctuating metal prices; however, there are timing differences between when we recognize unrealized gains or losses on undesignated metal derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, revenue recognition, and the realized gains or losses of the derivatives. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income before income taxes” and “Net income.” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized. Aluminum prices have declined approximately $260 per ton during the first quarter of fiscal 2013, which resulted in $8 million of unrealized gains on undesignated metal derivatives.
The prices we pay for used beverage cans and scrap is influenced by the LME aluminum prices. Average aluminum prices were approximately $625 per ton lower in the first quarter of fiscal 2013 compared to the same period in the prior year. The lower LME aluminum prices negatively impacted the incremental benefits we realize on utilizing UBC and scrap in the first quarter of fiscal 2013 compared to the same period in the prior year.
See Segment Review below for the impact of metal price lag on each of our segments.

Energy swaps
We use natural gas swaps to manage our exposure to fluctuating natural gas prices in North America. We also own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. In fiscal 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for the electricity swap.

Foreign Exchange
We operate a global business and conduct business in various currencies around the world. Fluctuations in foreign exchange rates impact our operating results as we translate the operating results from the functional currency into the U.S. dollar reporting currency at the current average rates. We recognize foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rate as of the end of each period and the average of the month-end exchange rates for the three months ended June 30, 2012 and 2011:

			Average Exchange Rate
	Exchange Rate as of		Three Months Ended
	June 30, 2012	March 31, 2012	June 30,
			2012	2011
U.S. dollar per Euro	1.269	1.335	1.278	1.458
Brazilian real per U.S. dollar	2.017	1.823	1.978	1.572
South Korean won per U.S. dollar	1,154	1,138	1,155	1,077
Canadian dollar per U.S. dollar	1.026	0.997	1.012	0.963
During the first quarter of fiscal 2013, the U.S. dollar strengthened against the euro, Brazilian real, South Korean won and the Canadian dollar. In Europe, South Korea, and Canada the strengthening of the U.S. dollar resulted in unfavorable foreign exchange translation when comparing the first quarter of fiscal 2013 operating results with first quarter of fiscal 2012, as these operations are recorded in their local currency and translated into the U.S. dollar reporting currency. In Brazil, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our costs are predominately based in the Brazilian real. The strengthening of the U.S. dollar compared to the Brazilian real resulted in a favorable remeasurement of our operating costs into the U.S. dollar in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures. In the first quarter of fiscal 2013, we incurred foreign exchange remeasurement gains, net of the related hedges, due primarily to Brazilian real denominated liabilities being remeasured to the U.S. dollar. The impact of foreign exchange remeasurement, net of the related hedges, were not material in the first quarter of fiscal 2013 for our other regions.
For some foreign currency hedging programs, the unrealized gains or losses on undesignated foreign currency derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the first quarter of fiscal 2013 and 2012 resulted in $2 million of unrealized losses and $6 million of unrealized gains on undesignated foreign currency derivatives, respectively.
Gains and losses on foreign exchange contracts and cross-currency swaps are not recognized in "Segment income" until realized, except for foreign currency remeasurement derivatives which are recognized in "Segment income" throughout the life of the derivative contract. See Segment Review below for each of the periods presented for additional discussion of the impact of the foreign exchange on the results of each region.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011
Our performance remains solid despite the continued global economic uncertainty and some temporary production challenges experienced in the early part of the three months ended June 30, 2012, which negatively impacted our volumes when compared to the record quarter we reported in the three months ended June 30, 2011. Shipments of our flat rolled products declined to 722 kt for the three months ended June 30, 2012, compared to 767 kt in the same period in prior year. “Net sales” for the three months ended June 30, 2012 were 18% lower as compared to the three months ended June 30, 2011, primarily driven by a decline in the average aluminum price by 24% and, to a lesser extent a decline in our flat rolled product volumes by 6%. These declines were partially offset by favorable impacts from higher conversion premiums and product mix across all of our segments.
“Cost of goods sold (exclusive of depreciation and amortization)” declined from $2.7 billion in the first quarter of fiscal 2012 to $2.2 billion in the first quarter 2013. “Cost of goods sold (exclusive of depreciation and amortization)” was impacted by an overall decline in shipments and lower average aluminum prices offset by higher conversion costs. Conversion costs were higher primarily due a raise in utility costs and a reduction in the incremental benefits we realize from using UBC and scrap due to lower aluminum prices.
“Income before income taxes” for the first quarter of fiscal 2013 was $112 million, which compared to $136 million reported in the first quarter of fiscal 2012. In addition to the factors noted above, the following items affected “Income before income taxes:”
•$102 million of "Selling, general and administrative expenses" for the first quarter of 2013, an increase of $7 million compared to the first quarter of 2012 as a result of higher costs associated with the implementation of a global enterprise resource planning (ERP) system;
•$73 million of “Depreciation and amortization” for the first quarter of fiscal 2013, a decrease of $16 million as compared to the first quarter of fiscal 2012 as a result of groups of our fixed assets reaching their fully depreciated balances since our purchase by Hindalco and reduced depreciation due to certain facility shut-downs over the past several years;
• $5 million of “Restructuring charges, net” for the first quarter of fiscal 2013, primarily due to severance charges we incurred related to the planned closure of our Saguenay Works plant in Quebec, Canada, compared to $19 million in the first quarter of 2012 related to the shutdown of one of our foil lines in South America and the shutdown and sale of our facility in Bridgnorth, U.K.;
•foreign currency remeasurement gains, net of related derivatives, of $5 million for the first quarter of fiscal 2013 as compared to losses of $10 million in the same period in the prior year, which is reported as "Other (income), expense, net"; and
•unrealized gains of $13 million for the first quarter of fiscal 2013 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $25 million of gains for the first quarter of fiscal 2012, which is reported as "Other (income), expense, net."
Our effective tax rate for first quarter of fiscal 2013 was 18%, compared to 43% in the first quarter of fiscal 2012. The decline in the effective tax rate was primarily the result of foreign exchange remeasurement of Brazilian real denominated deferred income taxes.
"Net income attributable to noncontrolling interests" was negligible in the three months ended June 30, 2012 compared to $15 million in the three months ended June 30, 2011. In the second half of fiscal 2012, we acquired outstanding shares of our South Korea subsidiary increasing our ownership percentage to over 99%, which results in the reduction of net income attributable to the noncontrolling interest.
We reported “Net income attributable to our common shareholder” of $91 million for the first quarter of fiscal 2013 as compared to $62 million for the first quarter of fiscal 2012, primarily as a result of the factors discussed above.
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

Adjustment to Eliminate Proportional Consolidation. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. See Note 5 — Consolidation and Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these non-consolidated affiliates.
The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 16 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results Three Months Ended June 30, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$920	$863	$428	$308	$31	$2,550
Shipments
Rolled products	266	231	136	89	—	722
Non-rolled products	3	7	—	16	—	26
Total shipments	269	238	136	105	—	748

Selected Operating Results Three Months Ended June 30, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,107	$1,080	$560	$318	$48	$3,113
Shipments
Rolled products	288	237	152	90	—	767
Non-rolled products	4	16	1	9	—	30
Total shipments	292	253	153	99	—	797
The following table reconciles changes in “Segment income” for the three months ended June 30, 2011 to the three months ended June 30, 2012 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency derivatives which hedge our foreign currency balance sheet exposure.

Changes in Segment income	North America	Europe	Asia	South America	Total
Segment Income - Three Months Ended June 30, 2011	$114	$97	$57	$38	$306
Volume	(19)	(4)	(12)	(1)	(36)
Conversion premium and product mix	18	4	5	5	32
Conversion costs(A)	(16)	(2)	(9)	2	(25)
Metal price lag	—	(8)	11	(3)	—
Foreign exchange	(3)	(2)	(3)	13	5
Primary metal production	—	—	—	1	1
Other changes(B)	(5)	(11)	(3)	(5)	(24)
Segment Income - Three Months Ended June 30, 2012	$89	$74	$46	$50	$259

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

North America
As of June 30, 2012, our North American operations manufactured aluminum sheet and light gauge products through 11 operating plants, including recycling operations in four plants. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications and other industrial applications. The expansion project at our Oswego, NY facility is on schedule and expected to be operational in mid calendar year 2013. In March 2012, we made a decision to close our Saguenay Works plant in Quebec, Canada effective August 2012. The closure was driven by the need to right-size production capacity in North America, along with the increasing logistic costs and structural challenges facing this location. In July 2012, we announced plans to establish a new organization for the procurement of used beverage cans in North America. The announcement follows the Company's agreement to withdraw from the Evermore joint venture with Alcoa, Inc. effective August 31, 2012.

“Net sales” for the first quarter of fiscal 2013 were down $187 million, or 17%, as compared to the first quarter of fiscal 2012 reflecting lower average price of aluminum and, to a lesser extent, lower volumes of flat rolled products. Shipments of our can and light gauge products were lower, partially offset by higher shipments of our automotive and specialty products. Our volumes were unfavorable in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to lower shipments with a key customer as well as production and supply chain issues we experienced early in the quarter related to transferring our Saguenay plant capacity to other North America plants. These impacts were partially offset by shifting some Middle East supply responsibilities from our Asia region to North America in the first quarter fiscal 2013 compared to the first quarter fiscal 2012.

“Segment income” for the first quarter of fiscal 2013 was $89 million, down 22% as compared to the same period in the prior year, driven by lower volumes and higher conversion costs, partially offset by favorable conversion premiums as a result of our focus on core premium products. Our conversion costs were negatively impacted by higher contract labor costs due to the production and supply chain issues noted above, an increase in tolling costs related to processing scrap, and a reduction in the incremental benefits from the utilization of scrap and UBC's due to lower volumes and average aluminum prices.
Europe
As of June 30, 2012, our European segment provided European markets, and to a lesser extent Asia, with value-added sheet and light gauge products through nine operating plants, including recycling operations in three plants. Europe serves a broad range of aluminum rolled product end-use markets in various applications including beverage and food can, automotive, lithographic, foil products and painted products. In fiscal 2012, we announced that we were investing to increase our recycling capacity at our Pieve, Italy facility, which will become operational in late calendar year 2012. In May 2012, we made a decision to build a fully integrated recycling facility at our Nachterstedt, Germany plant, which will have an annual capacity of approximately 400 kt. In June 2012, we completed the sale of three European aluminum foil and packaging plants to Eurofoil, a unit of American Industrial Acquisition Corporation (AIAC). The transaction includes foil rolling operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction represents another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products, and on expanding our recycling leadership.
“Net sales” for the first quarter of fiscal 2013 were down $217 million, or 20% as compared to the first quarter of fiscal 2012 reflecting lower average prices of aluminum and, to a lesser extent, lower shipments of flat rolled products. We experienced lower volumes in light gauge, industrial, and lithographic products, partially offset by higher volumes in our can and automotive products. The decline in volumes in the quarter was primarily attributable to production and supply challenges we experienced in Europe in the early part of the first quarter of fiscal 2013.
“Segment income” for the first quarter of fiscal 2013 was $74 million, down 24% compared to the same period in the prior year, driven by lower volumes, higher conversion costs, higher general and administrative costs, unfavorable metal price lag, and the impact of a weaker euro compared to the U.S. dollar, partially offset by higher conversion premiums. Conversion costs were negatively impacted by higher utility costs, offset by the favorable impact of higher usage of UBC and scrap. The weakening of the euro compared to the U.S. dollar resulted in an unfavorable foreign currency translation difference in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012. Other changes include the negative effects in the value of certain derivative instruments and higher pension related expenses.
Asia
As of June 30, 2012, Asia operated three operating plants, including recycling operations in two plants, with production balanced between beverage and food can, specialty (including electronics) and foil products. The expansion of our recycling facility in Yeongju, South Korea is expected become operational in September 2012 and will eventually increase our annual recycling capacity by approximately 220 kt. The expansion of our rolling capacity in South Korea is on schedule and expected to become operational at the end of calendar year 2013. During the fourth quarter of fiscal 2012, we announced plans to invest $100 million into an aluminum automotive heat treatment plant in China, which will have annual capacity of approximately 120 kt. Construction of the new facility is expected to begin in the fall of 2012 and we expect the plant to be operational in late calendar year 2014.
“Net sales” for the first quarter of fiscal 2013 were down $132 million, or 24%, as compared to the a first quarter of fiscal 2012 reflecting lower volumes of our flat rolled products and lower average aluminum prices. We experienced lower volumes in can, foil stock, and our electronics products. The declines were due to the continued macro-economic challenges in Europe and some slow down we are experiencing in China. The unfavorable European economic conditions have negatively impacted the Asian manufacturing industries which rely heavily on exports. Our volumes were also impacted by a slowing economy in China. Our Asia volumes also declined due to shifting some Middle East supply responsibilities from our Asia region to North America in the first quarter fiscal 2013 compared to the first quarter fiscal 2012.
“Segment income” for the first quarter of fiscal 2013 was $46 million, down 19% compared to the same period of the prior year, driven by lower volumes discussed above, partially offset by favorable product mix which resulted in higher conversion premiums. Conversion costs were unfavorable due to higher prices of electricity, natural gas, oil, and alloys and hardeners compared to the same period in prior year. We also experienced pressures on UBC and scrap prices, which negatively impacted the incremental benefits from the utilization of UBC and scrap. The effects of metal price lag had a positive impact on "Segment income" in the current quarter when compared to the same period in prior year.
South America
As of June 30, 2012, our South American segment included three operating plants in Brazil, which includes one plant with recycling operations, one primary aluminum smelter and hydroelectric power generation facilities. Our South American operations produce various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. The previously announced expansion of our Pinda facility in Brazil is expected to be commissioned at the end of calendar year 2012. Additionally, we have announced plans to install a new coating line for beverage can end stock and to expand recycling capacity in our Pinda facility which is expected to become operational at the end of calendar year 2013.
“Net sales” for the first quarter of fiscal 2013 were down $10 million, or 3%, as compared to the first quarter of fiscal 2012 reflecting lower average price of aluminum, partially offset by higher non-flat rolled product volumes. Shipments of our flat rolled products remained relatively flat compared to the same quarter in prior year.
“Segment income” for South America was $50 million, up 32%, in the first quarter of fiscal year 2013 compared to the prior year period, due to the positive effects of foreign currency exchange rates and improved conversion premiums due to a favorable product mix. Conversion costs were lower due to favorable impacts in the incremental benefits of utilizing UBC and scrap, compared to the same period in the prior year. In Brazil, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices. The U.S. dollar strengthened compared to the Brazilian real during the quarter, which resulted in favorable foreign currency gains as the Brazilian real denominated liabilities are remeasured to the U.S. dollar.
Reconciliation of segment results to “Net income”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives, except for derivatives to manage our foreign currency balance sheet exposure, are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended June 30, 2012 and 2011 (in millions).

	Three Months Ended June 30,
	2012	2011
North America	$89	$114
Europe	74	97
Asia	46	57
South America	50	38
Total Segment income	259	306
Depreciation and amortization	(73)	(89)
Interest expense and amortization of debt issuance costs	(74)	(77)
Interest income	1	4
Adjustment to eliminate proportional consolidation	(11)	(13)
Unrealized gains on change in fair value of derivative instruments, net	13	25
Realized gains on derivative instruments not included in segment income	2	2
Restructuring charges, net	(5)	(19)
Gain on assets held for sale	5	—
Other costs, net	(5)	(3)
Income before income taxes	112	136
Income tax provision	21	59
Net income	91	77
Net income attributable to noncontrolling interests	—	15
Net income attributable to our common shareholder	$91	$62
“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Unrealized gains on change in fair value of derivative instruments, net” is comprised of unrealized gains and losses on undesignated derivatives other than foreign currency remeasurement.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.
As of June 30, 2012, we had available liquidity of $868 million, despite the significant investments we made in the quarter in our expansion projects and a decline in aluminum prices. We expect to maintain adequate liquidity throughout fiscal 2013 despite the challenging economic conditions and the significant investments we are making with our expansion projects.
Available Liquidity
Our available liquidity as of June 30, 2012 and March 31, 2012 is as follows (in millions):

	June 30, 2012	March 31, 2012
Cash and cash equivalents	$263	$317
Overdrafts	(2)	—
Availability under the ABL facility	607	704
Total liquidity	$868	$1,021
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid) and withholding taxes payable to the various foreign countries. As of June 30, 2012, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
Free Cash Flow
We define “Free cash flow” (which is a non-GAAP measure) as: (a) “net cash provided by (used in) operating activities,” (b) plus "net cash provided by (used in) investing activities” and (c) less “net proceeds from sales of assets.” Management believes that “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow.” Our method of calculating “Free cash flow” may not be consistent with that of other companies.
The following table shows our negative “Free cash flow” for the three months ended June 30, 2012 and 2011, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Three months ended June 30,
	2012	2011	Change
Net cash used in operating activities	$(5)	$(115)	$110
Net cash used in investing activities	(152)	(79)	(73)
Less: Proceeds from sales of assets	12	—	12
Free cash flow	$(169)	$(194)	$25
Ending cash and cash equivalents	$263	$307	$139
We had negative “Free cash flow” of $169 million in the three months ended June 30, 2012 as compared to $194 million in the three months ended June 30, 2011. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash used in operating activities of $5 million for the three months ended June 30, 2012. This compares favorably to net cash used in operating activities of $115 million in the three months ended June 30, 2011. Included in cash flows from operating activities was $120 million and $126 million of interest payments in the three months ended June 30, 2012 and 2011, respectively. The change in cash flows from operating activities was primarily the result of changes in the timing of payments in accounts payable and and receipts in accounts receivable. We contributed $17 million and $19 million to our pension and other post-employment benefit plans during the three months June 30, 2012 and 2011, respectively. During the remainder of fiscal 2013, we expect to contribute an additional $66 million to our pension and other post-employment benefit plans. A summary of our operating activities for the three months ended June 30, 2012 can be found above in “Results of operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.”
We settle derivative contracts in advance of billing on the underlying physical inventory and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days.
Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Three Months Ended June 30,
	2012	2011	Change
Capital expenditures	$(167)	$(67)	$(100)
Proceeds (outflow) from settlement of other undesignated derivative instruments, net	1	(7)	8
Proceeds from sales of assets, third parties	10	—	10
Proceeds from sales of assets, related parties	2	—	2
Proceeds from investment in and advances to non-consolidated affiliates, net	—	1	(1)
Proceeds (outflows) from related party loans receivable, net	2	(6)	8
Net cash used in investing activities	$(152)	$(79)	$(73)
The majority of our capital expenditures for the three months ended June 30, 2012 were attributable to our three major expansion projects in Brazil, South Korea and North America. We expect to increase our capital expenditures throughout the rest of the fiscal 2013 as a result of these three major expansions. We expect our total annual capital expenditures for fiscal 2013 will be between $650 and $700 million.
We received $10 million of proceeds, net of transaction fees, related to the sale of three foil plants in Europe in the three months ended June 30, 2012.
“Proceeds (outflows) from related party loans receivable, net,” during the periods are cash flows on a related party long-term loan receivable we have with our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf).
Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Three Months Ended June 30,
	2012	2011	Change
Proceeds from issuance of debt, third parties	$12	$3	$9
Principal payments, third parties	(5)	(5)	—
Short-term borrowings, net	92	190	(98)
Dividends, noncontrolling interest	(1)	—	(1)
Net cash provided by financing activities	$98	$188	$(90)
During the three months ended June 30, 2012 we increased our short-term borrowings $92 million, which was primarily under our senior secured credit facilities (ABL Facility). As of June 30, 2012, our short-term borrowings were $119 million consisting of $90 million of short-term loans under our ABL Facility, $2 million in bank overdrafts, $17 million of bank loans in South Korea and $10 million of short term borrowings in Brazil. The weighted average interest rate on our total short-term borrowings was 3.57% and 4.43% as of June 30, 2012 and March 31, 2012, respectively.

OFF-BALANCE SHEET ARRANGEMENTS
The following discussion addresses the applicable off-balance sheet items for our Company.
Derivative Instruments
See Note 11 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements for a full description of derivative instruments.
Guarantees of Indebtedness
We have issued guarantees on behalf of certain of our wholly-owned subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries hold any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables for these entities are already included in our condensed consolidated balance sheets. We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets. We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2012, our guarantee was $1 million.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012 and March 31, 2012, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 7 — Debt to our accompanying condensed consolidated financial statements for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the three months ended June 30, 2012, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2012.

RECENT ACCOUNTING STANDARDS
See Note 1 — Business and Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a full description of accounting pronouncements including the respective dates of adoption and expected effects on results of operations, financial condition, cash flows and disclosures.

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
However, total “Segment income” is not a measurement of financial performance under U.S. GAAP, and our total “Segment income” may not be comparable to similarly titled measures of other companies. Total “Segment income” has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, total “Segment income”:

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
The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012.
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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2012 consolidated balance sheet.

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
Sensitivities
We estimate that a 10% increase in LME aluminum prices would result in a $34 million pre-tax gain related to the change in fair value of our aluminum contracts as of June 30, 2012.
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the three months ended June 30, 2012, natural gas and electricity represented approximately 89% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of June 30, 2012, we have a nominal amount of forward purchases outstanding related to natural gas.
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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2012, given a 10% decline in spot prices for energy contracts ($ in millions).

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

We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of "Accumulated other comprehensive income (loss)" in the Shareholder's equity section of the accompanying condensed consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 - Business and Summary of Significant Accounting Policies and Note 11 - Financial Instruments and Commodity Contracts.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2012, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(49)
Euro	10%	(27)
Korean won	(10)%	(3)
Canadian dollar	(10)%	(3)
British pound	(10)%	(6)
Swiss franc	(10)%	(6)
Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Prior to the completion of the December 17, 2010 refinancing transactions, we had USD LIBOR based interest rate swaps that were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited, which resulted in de-designation. The 2011 Term Loan Facility contains a floor feature of the higher of LIBOR or 100 basis points plus a spread that ranges from 2.75% to 3.00%. As of June 30, 2012, this floor feature was in effect, changing our variable rate debt to fixed rate debt with a spread of 3%. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

Due to the floor feature of our 2011 Term Loan Facility mentioned above, a 10 basis point increase in the interest rates on our outstanding variable rate debt as of June 30, 2012, would have no impact on our annual pre-tax income. To be above the 2011 Term Loan Facility floor feature, as of June 30, 2012, interest rates would have to increase by 54 basis points (bp). From time to time, we have used interest rate swaps to manage our debt cost. As of June 30, 2012, there were no USD LIBOR based interest rate swaps outstanding.

In January 2012, in Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 7 - Debt for further information.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2012, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

	Change in Rate		Change in Fair Value
Interest Rate Contracts
Asia - KRW-CD-3200	(100)	bps	$(1)
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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 15 — Commitments and Contingencies to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
Issues arising during the implementation of our enterprise resource planning system could affect our operating results and ability to manage our business effectively.

We are in the process of implementing an enterprise resource planning, or ERP, computer system to enhance operating efficiencies and provide more effective management of our business operations. The implementation could cause temporary business interruption that could adversely impact our operating results and ability to report quarterly results in a timely manner and comply with existing covenants in all our debt agreements. We are investing significant financial and personnel resources into this project. However, there is no assurance that the new ERP will operate as designed during the initial months following system cutover, which could result in an adverse impact on our operating results, cash flows and financial condition.

See also "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2012.

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

4.1
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012

4.2
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH, and The Bank of New York Mellon Trust Company, N.A., as Trustee dated as of August 8, 2012

10.1	Novelis 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.2	Novelis 2013 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Date: August 14, 2012

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

4.1
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012

4.2
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH, and The Bank of New York Mellon Trust Company, N.A., as Trustee dated as of August 8, 2012

10.1	Novelis 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.2	Novelis 2013 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase