Form 10-Q
period 2012-09-30
Novelis Inc.
filed 2012-11-06
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2012, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net sales	$2,441	$2,880	$4,991	$5,993
Cost of goods sold (exclusive of depreciation and amortization)	2,077	2,549	4,279	5,257
Selling, general and administrative expenses	102	91	204	186
Depreciation and amortization	69	81	142	170
Research and development expenses	13	12	25	24
Interest expense and amortization of debt issuance costs	73	77	147	154
Loss (gain) on assets held for sale	2	—	(3)	—
Restructuring charges, net	16	11	21	30
Equity in net loss of non-consolidated affiliates	3	3	5	5
Other income, net	(1)	(67)	(28)	(92)
	2,354	2,757	4,792	5,734
Income before income taxes	87	123	199	259
Income tax provision (benefit)	37	(7)	58	52
Net income	50	130	141	207
Net income attributable to noncontrolling interests	1	10	1	25
Net income attributable to our common shareholder	$49	$120	$140	$182
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In millions)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$49	$1	$50	$120	$10	$130
Other comprehensive income (loss):
Currency translation adjustment	47	1	48	(134)	(19)	(153)
Net change in fair value of effective portion of cash flow hedges	(30)	—	(30)	(121)	—	(121)
Net change in pension and other benefits	6	—	6	2	—	2
Other comprehensive income (loss) before income tax effect	23	1	24	(253)	(19)	(272)
Income tax benefit related to items of other comprehensive income (loss)	(10)	—	(10)	(41)	—	(41)
Other comprehensive income (loss), net of tax	33	1	34	(212)	(19)	(231)
Comprehensive income (loss)	$82	$2	$84	$(92)	$(9)	$(101)

	Six Months Ended September 30, 2012			Six Months Ended September 30, 2011
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$140	$1	$141	$182	$25	$207
Other comprehensive income (loss):
Currency translation adjustment	(34)	—	(34)	(80)	(14)	(94)
Net change in fair value of effective portion of cash flow hedges	(58)	—	(58)	(134)	—	(134)
Net change in pension and other benefits	30	—	30	3	—	3
Other comprehensive income (loss) before income tax effect	(62)	—	(62)	(211)	(14)	(225)
Income tax benefit related to items of other comprehensive income	(11)	—	(11)	(45)	—	(45)
Other comprehensive loss, net of tax	(51)	—	(51)	(166)	(14)	(180)
Comprehensive income	$89	$1	$90	$16	$11	$27
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	September 30, 2012	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$227	$317
Accounts receivable, net
— third parties (net of allowances of $4 and $5 as of September 30, 2012 and March 31, 2012, respectively)	1,304	1,331
— related parties	28	36
Inventories	1,163	1,024
Prepaid expenses and other current assets	90	61
Fair value of derivative instruments	58	99
Deferred income tax assets	139	151
Assets held for sale	4	81
Total current assets	3,013	3,100
Property, plant and equipment, net	2,848	2,689
Goodwill	611	611
Intangible assets, net	671	678
Investment in and advances to non–consolidated affiliates	656	683
Fair value of derivative instruments, net of current portion	3	2
Deferred income tax assets	88	74
Other long–term assets
— third parties	164	168
— related parties	14	16
Total assets	$8,068	$8,021
LIABILITIES AND EQUITY
Current liabilities
Current portion of long–term debt	$25	$23
Short–term borrowings	111	18
Accounts payable
— third parties	1,201	1,245
— related parties	48	51
Fair value of derivative instruments	119	95
Accrued expenses and other current liabilities	522	476
Deferred income tax liabilities	28	34
Liabilities held for sale	—	57
Total current liabilities	2,054	1,999
Long–term debt, net of current portion	4,326	4,321
Deferred income tax liabilities	534	581
Accrued postretirement benefits	665	687
Other long–term liabilities	277	310
Total liabilities	7,856	7,898
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2012 and March 31, 2012	—	—
Additional paid–in capital	1,659	1,659
Accumulated deficit	(1,239)	(1,379)
Accumulated other comprehensive loss	(242)	(191)
Total equity of our common shareholder	178	89
Noncontrolling interests	34	34
Total equity	212	123
Total liabilities and equity	$8,068	$8,021
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Six Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$141	$207
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	142	170
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(11)	(106)
Gain on assets held for sale	(3)	—
Deferred income taxes	13	32
Write–off and amortization of fair value adjustments, net	13	13
Equity in net loss of non–consolidated affiliates	5	5
Gain on foreign exchange remeasurement of debt	(7)	(1)
(Gain) loss on sale of assets	(1)	2
Non-cash impairment charges	1	14
Amortization of debt issuance costs	8	8
Other, net	1	(2)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from acquisitions and divestitures):
Accounts receivable	30	40
Inventories	(148)	45
Accounts payable	(5)	(261)
Other current assets	(31)	(11)
Other current liabilities	(8)	(90)
Other noncurrent assets	(6)	18
Other noncurrent liabilities	(17)	(27)
Net cash provided by operating activities	117	56
INVESTING ACTIVITIES
Capital expenditures	(345)	(174)
Proceeds from sales of assets, third party	5	1
Proceeds from sale of assets, related party	2	—
Proceeds from investment in and advances to non–consolidated affiliates, net	1	1
Proceeds (outflow) from related party loans receivable, net	2	(4)
Proceeds from settlement of other undesignated derivative instruments, net	31	57
Net cash used in investing activities	(304)	(119)
FINANCING ACTIVITIES
Proceeds from issuance of debt	46	6
Principal payments	(11)	(11)
Short–term borrowings, net	54	48
Dividends, noncontrolling interest	(2)	(1)
Net cash provided by financing activities	87	42
Net decrease in cash and cash equivalents	(100)	(21)
Effect of exchange rate changes on cash	10	(4)
Cash and cash equivalents — beginning of period	317	311
Cash and cash equivalents — end of period	$227	$286

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2012	1,000	$—	$1,659	$(1,379)	$(191)	$34	$123
Net income attributable to our common shareholder	—	—	—	140	—	—	140
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	(34)	—	(34)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $21 included in AOCI	—	—	—	—	(37)	—	(37)
Change in pension and other benefits, net of tax provision of $10 included in AOCI	—	—	—	—	20	—	20
Noncontrolling interest cash dividends	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2012	1,000	$—	$1,659	$(1,239)	$(242)	$34	$212
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited, our parent company. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. References herein to “Alcan” refer to Rio Tinto Alcan Inc.
Description of Business and Basis of Presentation
Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs). As of September 30, 2012, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in ten of these plants. Additionally, we are investing in an aluminum automotive heat treatment plant in China, which is expected to be operational in late calendar year 2014. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

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

2.    RESTRUCTURING PROGRAMS
“Restructuring charges, net” for the six months ended September 30, 2012 and 2011 were $21 million and $30 million, which included $1 million and $14 million of non-cash asset impairments that were not recorded through the restructuring reserve, respectively. The following table summarizes our restructuring liability activity by segment (in millions).

	Europe	North America	Asia	South America	Corporate	Total Restructuring Liabilities
Balance as of March 31, 2012	$19	$5	$—	$2	$2	$28
Provisions	9	11	—	—	—	20
Cash payments	(13)	(9)	—	(1)	—	(23)
Adjustments — other	(1)	—	—	—	—	(1)
Balance as of September 30, 2012	$14	$7	$—	$1	$2	$24
As of September 30, 2012, $23 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $1 million was classified as long-term and was included in "Other long-term liabilities" on our condensed consolidated balance sheets.
Europe
Total “Restructuring charges, net” for the six months ended September 30, 2012 consisted of the following: $7 million related to restructuring actions resulting from the sale of our three foil plants in France, Luxembourg and Germany; $1 million of severance across our European plants and other exit costs related to restructuring actions initiated in prior years; and $1 million in environmental remediation costs related to plants that were sold prior to our spin-off from Alcan. For the six months ended September 30, 2012, we made $11 million in severance payments and $2 million in other exit related payments related to these restructuring actions.
As of September 30, 2012, the restructuring liability balance of $14 million was comprised of $12 million of severance costs and $2 million of environmental remediation liabilities and other costs.
North America
Total “Restructuring charges, net” for the six months ended September 30, 2012 were $12 million, which consisted primarily of the following: $4 million of severance costs related to the closure of our Saguenay Works facility; $5 million of one-time termination benefits associated with our decision to relocate our primary research and development operations to Kennesaw, Georgia; $2 million of contract termination costs related to our exit from the Evermore joint venture with Alcoa, Inc. during the second quarter; and $1 million of non-cash asset impairments that were not recorded through the restructuring reserve related to our exit from Evermore. For the six months ended September 30, 2012, we made $7 million in severance payments related to previously announced separation programs and $2 million in payments for other exit related costs.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

As of September 30, 2012, the restructuring liability balance of $7 million was comprised of $5 million of severance costs and $2 million of other costs.
South America
As of September 30, 2012, the restructuring liability balance of $1 million was comprised primarily of environmental remediation liabilities. For the six months ended September 30, 2012, we made payments of approximately $1 million for other exit related costs, including environmental remediation.
Corporate
As of September 30, 2012, the restructuring liability balance of $2 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta, Georgia and other contract termination fees.

3.    INVENTORIES
Inventories consisted of the following (in millions).

	September 30, 2012	March 31, 2012
Finished goods	$242	$207
Work in process	391	380
Raw materials	427	340
Supplies	103	97
Inventories	$1,163	$1,024

4.    ASSETS HELD FOR SALE
During the six months ended September 30, 2012, we sold three aluminum foil and packaging plants in our Europe segment to American Industrial Acquisition Corporation (AIAC). The transaction included foil rolling and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction was a step in aligning our growth strategy of supplying aluminum flat-rolled products to the higher-volume, premium markets of beverage cans, automobiles and specialty products. As of March 31, 2012 and September 30, 2012, we classified the respective assets and liabilities of these plants as “Assets held for sale” and “Liabilities held for sale” in the consolidated balance sheet. During the six months ended September 30, 2012, we received cash proceeds of $9 million and as of September 30, 2012, we had an outstanding current receivable from AIAC of $8 million related to adjustments to the purchase price of the transaction, including working capital adjustments, for which we subsequently received payment in October 2012. As of September 30, 2012, the remaining “Assets held for sale” related to land at one plant that was sold to AIAC during the third quarter of fiscal 2013. The "Assets held for sale" was measured at the lower of carrying value or fair value less cost to sell. The land held for sale as of September 30, 2012 approximates the estimated selling price less cost to sell.
During the six months ended September 30, 2012, we recorded a gain on the disposal of these assets and liabilities of $3 million, which was recorded as “Gain on assets held for sale” in the condensed consolidated statement of operations. During the year ended March 31, 2012, we recorded an estimated loss on the disposal of these assets and liabilities of $111 million, which was included in “Loss on assets held for sale” in the consolidated statement of operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

 The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	September 30, 2012	March 31, 2012
Assets held for sale
Accounts receivable	—	53
Inventories	—	17
Prepaid expenses and other current assets	—	3
Property, plant and equipment, net	4	8
Total assets held for sale	$4	$81

Liabilities held for sale
Accounts payable	—	23
Accrued expenses and other current liabilities	—	20
Accrued postretirement benefits	—	10
Other liabilities	—	4
Total liabilities held for sale	$—	$57

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

	September 30, 2012	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$2	$2
Accounts receivable	21	20
Inventories	44	42
Prepaid expenses and other current assets	1	—
Total current assets	68	64
Property, plant and equipment, net	15	15
Goodwill	12	12
Deferred income taxes	63	63
Other long-term assets	3	3
Total assets	$161	$157
Liabilities
Current liabilities
Accounts payable	$25	$24
Accrued expenses and other current liabilities	10	11
Total current liabilities	35	35
Accrued postretirement benefits	146	145
Other long-term liabilities	2	2
Total liabilities	$183	$182

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from businesses we conduct with our non-consolidated affiliates, which we classify as related party transactions and balances. The following table summarizes our share of the condensed results of operations of these non-consolidated affiliates, which we account for using the equity method, and also describes the nature and amounts of significant transactions that we had with these non-consolidated affiliates (in millions). These results include the incremental depreciation and amortization expense, net of tax, of $4 million for the three months ended September 30, 2012 and 2011 and $8 million for the six months ended September 30, 2012 and 2011. This incremental expense was recorded as a result of purchase accounting adjustments recorded in connection with Hindalco's purchase of Novelis.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net sales	$59	$61	$120	$127
Costs, expenses and provisions for taxes on income	62	64	125	132
Net loss	$(3)	$(3)	$(5)	$(5)
Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$59	$61	$120	$127

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

As of September 30, 2012, we had a $14 million long-term related party loan receivable and $28 million in "Accounts receivable, net - related parties" from Alunorf. In the three and six months ended September 30, 2012 and 2011, we earned less than $1 million of interest income on the outstanding loan receivable.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of September 30, 2012, our guarantee was $1 million.
The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances.

	September 30, 2012	March 31, 2012
Accounts receivable	$28	$33
Other long-term assets	$14	$16
Accounts payable	$48	$51
Transactions with Hindalco
We occasionally have related party transactions with our parent company, Hindalco. During the three and six months ended September 30, 2012 we recorded “Net Sales” and collected cash proceeds of $1 million and $4 million, respectively, between Novelis and our parent related to sales of aluminum coils.
Novelis U.K. Limited entered into agreements with Hindalco to sell certain aluminum rolling equipment previously used in the operation of our plant located at Bridgnorth, England. We believe the terms of this transaction are comparable to the terms that would have been reached with a third party on an arms-length basis. In the six months ended September 30, 2012, Hindalco purchased $2 million of equipment related to the agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

7.    DEBT
Debt consisted of the following (in millions).

	September 30, 2012					March 31, 2012
	Interest Rates(A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	2.91%	$111	$—		$111	$18	$—		$18
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	4.00%	1,697	(33)	(B)	1,664	1,705	(37)	(B)	1,668
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
7.25% Senior Notes, due February 2015	7.25%	74	2		76	74	2		76
Novelis Korea Limited
Loan, due December 2014	4.18%	27	—		27	26	—		26
Loan, due December 2014	4.53%	18	—		18	18	—		18
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 38 million)	7.50%	41	(2)		39	45	(2)		43
Novelis do Brasil Ltda.
BNDES loans, due December 2018 through April 2021	6.18%	17	(3)		14	15	(4)		11
Novelis Inc.
Capital lease obligation, due July 2017	3.64%	10	—		10	—	—		—
Other
Other debt, due November 2012 through September 2020	4.06%	3	—		3	2	—		2
Total debt — third parties		4,498	(36)		4,462	4,403	(41)		4,362
Less: Short term borrowings		(111)	—		(111)	(18)	—		(18)
Current portion of long term debt		(25)	—		(25)	(23)	—		(23)
Long-term debt, net of current portion — third parties:		$4,362	$(36)		$4,326	$4,362	$(41)		$4,321

(A)
Interest rates are as of September 30, 2012 and exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis, the debt exchange completed in fiscal 2009, the series of refinancing transactions we completed in fiscal 2011, and the additional borrowing in fiscal 2012.

(B)
Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value. In connection with a series of refinancing transactions a portion of the historical fair value adjustments were allocated to the Term Loan Facility. The balance also includes the unamortized discount on the Term Loan Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of September 30, 2012 for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2012	Amount
Short-term borrowings and Current portion of long-term debt due within one year	$136
2 years	28
3 years	146
4 years	27
5 years	1,639
Thereafter	2,522
Total	$4,498

Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).
Also, on December 17, 2010, we commenced a cash tender offer and consent solicitation for our 7.25% Senior Notes due 2015 (the 7.25% Notes) and our 11.5% Senior Notes due 2015 (the 11.5% Notes). The entire $185 million aggregate outstanding principal amount of the 11.5% Notes was tendered and redeemed. Of the $1.1 billion aggregate principal amount of the 7.25% Notes, $74 million was not redeemed. The 7.25% Notes that remain outstanding are no longer subject to substantially all of the restrictive covenants and certain events of default originally included in the indenture for the 7.25% Notes. On October 12, 2012, we elected to call all of the outstanding 7.25% Notes and anticipate making payment to the holders of the remaining 7.25% Notes and retiring these notes during the third quarter of fiscal year 2013.
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
Senior Secured Credit Facilities
As of September 30, 2012, the senior secured credit facilities consist of (1) a $1.5 billion six-year secured and an incremental $225 million five-year secured term loan credit facility, due March 2017 (collectively referred to as Term Loan Facility) and (2) an $800 million five-year asset based loan facility (ABL Facility) that may be increased by an additional $200 million. On October 12, 2012, we borrowed an incremental $80 million through our existing Term Loan Facility.
The interest rate on the Term Loan Facility is the higher of LIBOR or a floor of 100 basis points plus a spread ranging from 2.75% to 3.0% depending on the Company’s net leverage ratio, as defined in the Term Loan Facility agreement. The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also contain certain negative covenants as specified in the agreements. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.
The senior secured credit facilities include various customary covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends and distributions beyond certain amounts,

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

(7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. On October 12, 2012, and effective as of the second quarter of fiscal 2013, we amended our term loan maintenance covenant, from a total net leverage ratio to a senior secured net leverage ratio. We are required to maintain our senior secured net leverage ratio, measured as of the last day of each fiscal quarter for the four fiscal quarters then ended, at 3.25 to 1.0 or less. All other material terms and conditions of the Term Loan Facility remain unchanged.
In addition, under the ABL Facility, if (a) our excess availability under the ABL Facility is less than the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitment at any time and (y) the then applicable borrowing base and (ii) $90 million, at any time or (b) any event of default has occurred and is continuing, we are required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 until (1) such excess availability has subsequently been at least the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitments at such time and (y) the then applicable borrowing base for 30 consecutive days and (ii) $90 million and (2) no default is outstanding during such 30 day period. As of September 30, 2012 our excess availability under the ABL Facility was $695 million, or 87% of the lender commitments.
Korean Bank Loans
In December 2011, Novelis Korea Limited (Novelis Korea) entered into three separate loan agreements with local banks. The Novelis Korea bank loans consist of the following: (1) a $27 million (KRW 30 billion) loan due December 2014, (2) a $18 million (KRW 20 billion) loan due December 2014, and (3) a short term borrowing of $18 million (KRW 20 billion). All three bank loans have variable interest rates with the base rate tied to Korea's 91-day CD rate plus an applicable spread ranging from 1.08% to 1.41%.
Short-Term Borrowings and Lines of Credit
In May 2012, Novelis do Brasil Ltda. (Novelis Brazil) entered into a short-term loan agreement (Novelis Brazil loan) with a local bank. As of September 30, 2012, total borrowings under this agreement were $40 million.
As of September 30, 2012, our short-term borrowings were $111 million consisting of $50 million of short-term loans under our ABL Facility, $3 million in bank overdrafts, a $18 million (KRW 20 billion) Novelis Korea bank loan, and $40 million in short term loans under the Novelis Brazil loan. The weighted average interest rate on our total short-term borrowings was 2.91% and 4.83% as of September 30, 2012 and March 31, 2012, respectively.
As of September 30, 2012, $18 million of the ABL Facility was utilized for letters of credit, and we had $695 million in remaining availability under the ABL Facility. As of September 30, 2012, we had $32 million of outstanding letters of credit in Korea which are not related to the ABL Facility.
BNDES Loans
From February 2011 through September 2012, Novelis Brazil entered into 26 new loan agreements (the BNDES loans) with Brazil’s National Bank for Economic and Social Development (BNDES) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of September 30, 2012, we had $17 million (R$36 million) outstanding under the BNDES loan agreements at a current weighted average rate of 6.18% with maturity dates of December 2015 through April 2021.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 11- Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

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
Total compensation expense related to SARs and RSUs under the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts were included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2014, 2015 and 2016 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs was recorded for the three and six months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
2009 LTIP	$1	$—	$—	$3
2010 LTIP	1	(4)	—	(2)
2011 LTIP	—	(2)	(1)	(3)
2012 LTIP	—	1	—	1
2013 LTIP	1	—	2	—
Total compensation (income) expense	$3	$(5)	$1	$(1)

The tables below show the RSUs activity under our 2013 LTIP, 2012 LTIP and 2011 LTIP and the SARs activity under our 2013 LTIP, 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP.

2013 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	—	—	$—
Granted	1,947,150	109.58	—
Forfeited/Cancelled	(4,848)	109.58
RSUs outstanding as of September 30, 2012	1,942,302	109.58	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2013 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	—	—	—	$—
Granted	16,480,466	109.58	—	—
Forfeited/Cancelled	(41,030)	109.58	—
SARs outstanding as of September 30, 2012	16,439,436	109.58	6.6	$—

2012 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	878,675	186.02	$2
Forfeited/Cancelled	(18,109)	192.38
RSUs outstanding as of September 30, 2012	860,566	185.89	$2

2012 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	6,688,717	186.05	6.1	$—
Forfeited/Cancelled	(341,199)	189.02	—
SARs outstanding as of September 30, 2012	6,347,518	185.86	5.6	$—

2011 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	802,149	149.01	$2
Forfeited/Cancelled	(24,112)	150.38
RSUs outstanding as of September 30, 2012	778,037	148.97	$2

2011 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	6,303,848	149.01	5.1	$—
Forfeited/Cancelled	(337,968)	149.73
SARs outstanding as of September 30, 2012	5,965,880	148.96	4.6	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2010 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	8,171,586	88.37	4.2	$7
Exercised	(175,711)	85.79
Forfeited/Cancelled	(394,992)	87.39
SARs outstanding as of September 30, 2012	7,600,883	86.14	3.7	$5

2009 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	4,845,652	60.50	3.2	$7
Exercised	(598,907)	60.50
Forfeited/Cancelled	(369,686)	60.50
SARs outstanding as of September 30, 2012	3,877,059	60.50	2.7	$4
The fair value of each unvested SAR was based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The fair value of each vested SAR is remeasured at fair value each reporting period based on the excess of the current stock price over the exercise price, not to exceed the maximum payout as defined by each plan. The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria. The fair value of each unvested SAR under the 2013 LTIP, 2012 LTIP, 2011 LTIP, and 2010 LTIP was estimated as of September 30, 2012 using the following assumptions:

	2013 LTIP	2012 LTIP	2011 LTIP	2010 LTIP
Risk-free interest rate	8.22%	8.20%	8.15%	8.07%
Dividend yield	1.28%	1.28%	1.28%	1.28%
Volatility	52%	53%	55%	45%
As of September 30, 2012, 13,062,211 SARs were exercisable. Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) was $19 million, which is expected to be realized over a weighted average period of 2.4 years. Unrecognized compensation expense was $1 million related to 2011 RSUs, $1 million related to 2012 RSUs, and $4 million related to 2013 RSUs which will be recognized over the remaining vesting period of one, two and three years, respectively.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Service cost	$11	$10	$2	$2
Interest cost	17	17	3	2
Expected return on assets	(16)	(15)	—	—
Amortization — losses	8	3	—	1
Amortization — prior service costs	$(1)	$(1)	$—	$—
Net periodic benefit cost	$19	$14	$5	$5

	Pension Benefit Plans		Other Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Service cost	$22	$20	$5	$4
Interest cost	33	34	5	5
Expected return on assets	(32)	(31)	—	—
Amortization — losses	14	6	1	1
Amortization — prior service cost	(1)	(1)	—	—
Net periodic benefit cost	$36	$28	$11	$10

The expected long-term rate of return on plan assets is 6.40% in fiscal 2013.

On June 28, 2012, the Company adopted and communicated an amendment to a U.S. nonunion benefit plan which reduced postretirement life insurance benefits to retirees and eliminated the postretirement life insurance benefits for active employees. The plan remeasurement resulted in the Company recognizing a negative plan amendment and a curtailment gain of $14 million which was recorded as an adjustment to “Accumulated other comprehensive loss” during the three months ended June 30, 2012. The plan amendment will reduce other post-retirement benefit expense in future periods.

On August 1, 2012, the Company closed the Saguenay facility and offered these employees certain options related to their pension plan and other postretirement benefits. The pension plan remeasurement resulted in the Company recognizing a net curtailment gain of less than $1 million which was recorded as an adjustment to “Accumulated other comprehensive loss” during the three months ended September 30, 2012. There was no impact to our condensed consolidated statement of operations for the three and six months ended September 30, 2012.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Funded pension plans	$9	$10	$18	$21
Unfunded pension plans	4	4	7	7
Savings and defined contribution pension plans	5	5	10	10
Total contributions	$18	$19	$35	$38
During the remainder of fiscal 2013, we expect to contribute an additional $22 million to our funded pension plans, $7 million to our unfunded pension plans and $10 million to our savings and defined contribution plans.

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses were included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(7)	$17	$(10)	$16
Loss released from accumulated other comprehensive income	—	—	1	—
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	4	(18)	1	(7)
Currency (gains) losses, net	$(3)	$(1)	$(8)	$9

The following currency gains (losses) were included in “AOCI,” net of tax and “Noncontrolling interests” (in millions).

	Six Months Ended September 30, 2012	Year Ended March 31, 2012
Cumulative currency translation adjustment — beginning of period	$23	$114
Effect of changes in exchange rates	(23)	(79)
Sale of investment in foreign entities	$(11)	$(12)
Cumulative currency translation adjustment — end of period	$(11)	$23

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The fair values of our financial instruments and commodity contracts as of September 30, 2012 and March 31, 2012 were as follows (in millions).

	September 30, 2012
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$4	$—	$(23)	$—	$(19)
Currency exchange contracts	6	1	(16)	(5)	(14)
Energy contracts	—	—	(1)	—	(1)
Net Investment hedges
Currency exchange contracts	3	—	—	—	3
Fair value hedges
Aluminum contracts	3	2	(5)	—	—
Total derivatives designated as hedging instruments	16	3	(45)	(5)	(31)
Derivatives not designated as hedging instruments
Aluminum contracts	24	—	(48)	—	(24)
Currency exchange contracts	18	—	(16)	—	2
Energy contracts	—	—	(10)	(25)	(35)
Total derivatives not designated as hedging instruments	42	—	(74)	(25)	(57)
Total derivative fair value	$58	$3	$(119)	$(30)	$(88)

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
We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. Such exposures do not extend beyond two years in length. We recognized gains on changes in fair value of derivative contracts of $3 million and losses of $5 million and losses on changes in the fair value of designated hedged items of $4 million and gains of $3 million in sales revenue for the three and six months ended September 30, 2012, respectively. We recognized ineffectiveness losses of $1 million and $2 million in "Other (income) expense, net" for the three and six months ended September 30, 2012, respectively. We had 31 kt and 32 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of September 30, 2012 and March 31, 2012, respectively.
We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. Such exposures do not extend beyond three years in length. We had 6 kt and 16 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of September 30, 2012 and March 31, 2012, respectively.
We identify and designate certain aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Price risk exposure arises due to fixed costs associated with our smelter operations in South America. Price risk exposure also arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Such exposures do not extend beyond 18 months in length. We had 220 kt and 144 kt of outstanding aluminum forward sales contracts designated as

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

cash flow hedges as of September 30, 2012 and March 31, 2012, respectively.
The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of September 30, 2012 and March 31, 2012, we had 58 kt and 42 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than six months. The following table summarizes our notional amount (in kt).

	September 30, 2012	March 31, 2012
Hedge Type
Purchase (Sale)
Cash flow purchases	6	16
Cash flow sales	(220)	(144)
Fair value	31	32
Not designated	(58)	(42)
Total	(241)	(138)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $667 million and $976 million of outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2012 and March 31, 2012, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $36 million and $123 million of outstanding foreign currency forwards designated as net investment hedges as of September 30, 2012 and March 31, 2012, respectively. We recorded gains of $1 million and $3 million related to net investment hedges in "Other comprehensive income (loss)" (OCI) for the six months ended September 30, 2012 and September 30, 2011, respectively. For the quarter ended September 30, 2012 and September 30, 2011, we recorded gains of $1 million and $4 million, respectively, related to net investment hedges in OCI. There was no ineffectiveness on net investment hedges recorded for the three and six months ended September 30, 2012 and September 30, 2011.
As of September 30, 2012 and March 31, 2012, we had outstanding currency exchange contracts with a total notional amount of $1.4 billion, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the third quarter of fiscal 2013.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1 million of notional megawatt hours remained outstanding as of September 30, 2012.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 3.0 million MMBTUs designated as cash flow hedges as of September 30, 2012. There were no natural gas swaps designated as cash flow hedges as of March 31, 2012. As of September 30, 2012 and March 31, 2012, we had 4.5 million MMBTUs and 6.6 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. Such exposures do not extend beyond two years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Interest Rate
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
In January 2012, we entered into interest rate swap contracts to manage our exposure to changes in the benchmark KRW 3M-CD interest rate. We swapped our (1) $27 million (KRW 30 billion) floating rate loan to a fixed rate of 4.485% and (2) $18 million (KRW 20 billion) floating rate loan to a fixed rate of 4.815%. Both swaps expire December 2014, concurrent with the maturity of the loans. As of September 30, 2012 and March 31, 2012, these swaps were designated as cash flow hedges.
As of March 31, 2012, we had $220 million of outstanding USD LIBOR based interest rate swaps that matured in April 2012 that were not designated as hedges. As of September 30, 2012, there were no interest rate swaps outstanding that were not designated as hedges.

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in “Other (income) expense, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(12)	$53	$(6)	$81
Currency exchange contracts	(1)	22	6	20
Energy contracts (A)	3	1	7	(3)
(Loss) gain recognized in "Other (income) expense, net"	(10)	76	7	98
Derivative Instruments Designated as Hedges
Gain recognized in "Other (income) expense, net" (B)	1	3	11	5
Total (loss) gain recognized in "Other (income) expense, net"	$(9)	$79	$18	$103
Balance sheet remeasurement currency exchange contracts	$(4)	$18	$(2)	$7
Realized gains, net	19	62	31	71
Unrealized (losses) gains on other derivative instruments, net	(24)	(1)	(11)	25
Total (loss) gain recognized in "Other (income) expense, net"	$(9)	$79	$18	$103

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: forward market premium/discount excluded and hedging relationship ineffectiveness on designated aluminum contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness on fair value hedges involving aluminum derivatives.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). Within the next twelve months, we expect to reclassify $41 million of losses from “AOCI” to earnings.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Aluminum contracts	$(29)	$(23)	(8)	(49)	$2	$(1)	13	(3)
Currency exchange contracts	9	(87)	(27)	(54)	—	4	1	8
Energy	1	—	1	—	—	—	—	—
Total	$(19)	$(110)	$(34)	$(103)	$2	$3	$14	$5

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
	2012	2011	2012	2011
Electricity swap (A)	$(2)	$(1)	$(3)	$(3)	Other (income) expense, net
Aluminum contracts	12	7	30	26	Cost of goods sold
Aluminum contracts	5	—	7	—	Sales
Currency exchange contracts	(5)	6	(8)	9	Cost of goods sold and SG&A
Currency exchange contracts	—	—	(2)	—	Sales
Currency exchange contracts	—	(1)	(1)	(1)	Other (income) expense, net and Interest Expense
Total	$10	$11	$23	$31

(A)	AOCI related to de-designated electricity swap is amortized to income over the remaining term of the hedged item.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

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
The average forward price at September 30, 2012, estimated using the method described above, was $53 per megawatt hour, which represented a $7 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $45 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). As of September 30, 2012 and March 31, 2012, we did not have any Level 1 derivative contracts. No amounts were transferred from Level 1 to Level 2 or to Level 3. Additionally, no amounts were transferred from Level 2 to Level 1 or to Level 3.
The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2012 and March 31, 2012 (in millions).

	September 30, 2012		March 31, 2012
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$33	$(76)	$69	$(58)
Currency exchange contracts	28	(37)	32	(23)
Energy contracts	—	(3)	—	(10)
Total Level 2 Instruments	61	(116)	101	(91)
Level 3 Instruments
Energy contracts	—	(33)	—	(41)
Total Level 3 Instruments	—	(33)	—	(41)
Total	$61	$(149)	$101	$(132)

We recognized unrealized gains of $4 million for the six months ended September 30, 2012 related to Level 3 financial instruments that were still held as of September 30, 2012. These unrealized gains were included in “Other (income) expense, net.”

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2012	$(41)
Realized/unrealized gain included in earnings(B)	9
Settlements	(1)
Balance as of September 30, 2012	$(33)

(A)	Represents net derivative liabilities.

(B)	Included in “Other (income) expense, net.”

Financial Instruments Not Recorded at Fair Value
The table below presents the estimated fair value of certain financial instruments that were not recorded at fair value on a recurring basis (in millions). The table excludes short-term financial assets and liabilities for which we believe carrying value approximates fair value. The fair value of long-term receivables was based on anticipated cash flows, which approximated carrying value and was classified as Level 2. We valued long-term debt using Level 2 inputs. Valuations were based on either market and/or broker ask prices when available or on a standard credit adjusted discounted cash flow model.

	September 30, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$14	$14	$16	$16
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,351	$4,642	$4,344	$4,605

13.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” was comprised of the following (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Foreign currency remeasurement (gains) losses, net (A)	$(3)	$(1)	$(8)	$9
Loss (gain) on change in fair value of other unrealized derivative instruments, net	24	1	11	(25)
(Gain) on change in fair value of other realized derivative instruments, net	(19)	(62)	(31)	(71)
Loss (gain) on sale of assets, net	1	1	(1)	2
(Gain) on litigation settlement in Brazil (B)	—	(8)	—	(8)
Loss on Brazilian tax litigation, net (C)	2	5	4	7
Interest income	(1)	(4)	(2)	(8)
Other, net	(5)	1	(1)	2
Other income, net	$(1)	$(67)	$(28)	$(92)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	We received and recognized a gain of $8 million during the three months ended September 30, 2011 as settlement related to a lawsuit we filed against a Brazilian vendor.

(C)	See footnote 15 – Commitments and Contingencies – Brazil Tax Matters for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

14.    INCOME TAXES
A reconciliation of the Canadian statutory tax rates to our effective tax rates was as follows (in millions, except percentages).

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$90	$126	$204	$264
Canadian statutory tax rate	26%	27%	26%	27%
Provision at the Canadian statutory rate	23	34	53	71
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	—	(12)	(5)	(13)
Exchange remeasurement of deferred income taxes	(1)	(39)	(20)	(29)
Change in valuation allowances	19	18	39	39
Expense items not subject to tax	1	1	2	3
Dividends not subject to tax	(12)	(16)	(25)	(31)
Enacted tax rate changes	4	3	4	3
Tax rate differences on foreign earnings	4	4	10	8
Uncertain tax positions, net	(1)	—	—	1
Income tax provision (benefit)	$37	$(7)	$58	$52
Effective tax rate	41%	(6)%	28%	20%
As of September 30, 2012, we had a net deferred tax liability of $335 million. This amount included gross deferred tax assets of approximately $721 million and a valuation allowance of $279 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2004 through 2009. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $14 million.

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
For certain matters in which the Company is involved, for which a loss is probable or reasonably possible, we are unable to reasonably estimate a loss. For certain other matters where we have not established a liability for which a loss is reasonably possible and the loss is reasonably estimable, we have estimated the aggregated range of loss as $0 to $65 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate.

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
We have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimated that the undiscounted remaining clean-up costs related to our environmental liabilities as of September 30, 2012 was approximately $9 million. Of this amount, $5 million was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of September 30, 2012. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters
As a result of legal proceedings with Brazil’s Ministry of Treasury regarding certain taxes, as of September 30, 2012 and March 31, 2012, we had cash deposits aggregating approximately $20 million and $33 million, respectively, with the Brazilian government. These deposits, which were included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.
In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s Ministry of Treasury regarding various forms of manufacturing taxes and social security contributions. In most cases we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements approximate $130 million and $163 million as of September 30, 2012 and March 31, 2012, respectively. As of September 30, 2012, $13 million and $117 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2012, $13 million and $150 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $2 million and $5 million for the three months ended September 30, 2012 and 2011, respectively, and $4 million and $7 million for the six months ended September 30, 2012 and 2011 as “Loss on Brazilian tax litigation, net” which was reported in “Other (income) expense, net.”

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
The following is a description of our operating segments:
North America. Headquartered in Atlanta, Georgia, this segment manufactures aluminum sheet and light gauge products and operates 10 plants, including two fully dedicated recycling facilities and two facilities with recycling operations, in two countries.

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
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests' share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.
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
The tables below show selected segment financial information (in millions). The “Eliminations and other” column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments as well as the adjustment for proportional consolidation.
Selected Segment Financial Information

Total Assets	North America	Europe	Asia	South America	Other and Eliminations	Total
September 30, 2012	$2,679	$2,568	$1,137	$1,518	$166	$8,068
March 31, 2012	$2,644	$2,753	$1,037	$1,493	$94	$8,021

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Selected Operating Results Three Months Ended September 30, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$906	$769	$435	$310	$21	$2,441
Depreciation and amortization	28	25	13	12	(9)	69
Capital expenditures	53	15	50	48	12	178

Selected Operating Results Three Months Ended September 30, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,033	$1,032	$474	$303	$38	$2,880
Depreciation and amortization	33	31	14	13	(10)	81
Capital expenditures	27	20	29	30	1	107

Selected Operating Results Six Months Ended September 30, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,826	$1,632	$863	$618	$52	$4,991
Depreciation and amortization	58	52	26	25	(19)	142
Capital expenditures	87	26	78	112	42	345

Selected Operating Results Six Months Ended September 30, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$2,140	$2,112	$1,034	$621	$86	$5,993
Depreciation and amortization	68	67	28	27	(20)	170
Capital expenditures	46	34	38	58	(2)	174

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
North America	$123	$116	$210	$230
Europe	74	92	150	189
Asia	39	49	85	106
South America	41	44	91	82
Depreciation and amortization	(69)	(81)	(142)	(170)
Interest expense and amortization of debt issuance costs	(73)	(77)	(147)	(154)
Adjustment to eliminate proportional consolidation	(9)	(12)	(20)	(25)
Unrealized gain (loss) on change in fair value of derivative instruments, net	(24)	(1)	(11)	25
Realized gains on derivative instruments not included in segment income	—	—	2	2
Restructuring charges, net	(16)	(11)	(21)	(30)
Gain (loss) on assets held for sale	(2)	—	3	—
Other costs, net	3	4	(1)	4
Income before income taxes	87	123	199	259
Income tax provision (benefit)	37	(7)	58	52
Net income	50	130	141	207
Net income attributable to noncontrolling interests	1	10	1	25
Net income attributable to our common shareholder	$49	$120	$140	$182

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Rexam	13%	13%	15%	13%
Anheuser-Busch	13%	8%	11%	9%
Affiliates of Ball Corporation	11%	8%	10%	10%
Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Purchases from Rio Tinto Alcan as a percentage of total	25%	32%	23%	31%

 17.    SUPPLEMENTAL INFORMATION
“Accumulated other comprehensive (loss) income,” net of tax, consisted of the following (in millions).

	September 30, 2012	March 31, 2012
Currency translation adjustment	$(14)	$20
Fair value of effective portion of cash flow hedges	(44)	(7)
Pension and other benefits	(184)	(204)
Accumulated other comprehensive (loss) income	$(242)	$(191)
Supplemental cash flow information (in millions):

	Six Months Ended September 30,
	2012	2011
Interest paid	$135	$145
Income taxes paid	$70	$49
As of September 30, 2012, we recorded $77 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to September 30, 2012. During the six months ended September 30, 2012, we incurred capital lease obligations of $11 million related to the acquisition of certain computer equipment.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

18.    SUPPLEMENTAL GUARANTOR INFORMATION
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
The following information presents condensed consolidating statements of operations, balance sheets and statements of cash flows of the Parent, the Guarantors, and the Non-Guarantors. Certain prior period amounts have been revised to reflect the appropriate classification of certain subsidiaries between the Parent, Guarantors, and Non-Guarantors. The Company determined that these revisions were immaterial to the Company's current and previously issued financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$208	$2,021	$591	$(379)	$2,441
Cost of goods sold (exclusive of depreciation and amortization)	204	1,719	533	(379)	2,077
Selling, general and administrative expenses	(1)	83	20	—	102
Depreciation and amortization	4	51	14	—	69
Research and development expenses	3	10	—	—	13
Interest expense and amortization of debt issuance costs	81	1	(1)	(8)	73
Loss (gain) on assets held for sale	2	1	(1)	—	2
Restructuring charges, net	4	12	—	—	16
Equity in net loss of non-consolidated affiliates	—	3	—	—	3
Equity in net (income) loss of consolidated subsidiaries	(121)	—	—	121	—
Other (income) expense, net	(18)	8	1	8	(1)
	158	1,888	566	(258)	2,354
Income (loss) before income taxes	50	133	25	(121)	87
Income tax provision	1	31	5	—	37
Net income (loss)	49	102	20	(121)	50
Net income attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to our common shareholder	$49	$102	$19	$(121)	$49
Comprehensive income (loss)	$82	$114	$45	$(157)	$84
Comprehensive income (loss) attributable to noncontrolling interest	$—	$—	$2	$—	$2
Comprehensive income (loss) attributable to our common shareholder	$82	$114	$43	$(157)	$82

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$310	$2,400	$680	$(510)	$2,880
Cost of goods sold (exclusive of depreciation and amortization)	298	2,141	621	(511)	2,549
Selling, general and administrative expenses	(10)	88	13	—	91
Depreciation and amortization	5	62	14	—	81
Research and development expenses	9	3	—	—	12
Interest expense and amortization of debt issuance costs	77	15	1	(16)	77
Restructuring charges, net	2	9		—	11
Equity in net loss of non-consolidated affiliates	—	3	—	—	3
Equity in net (income) loss of consolidated subsidiaries	(178)	—	—	178	—
Other (income) expense, net	(14)	(64)	(5)	16	(67)
	189	2,257	644	(333)	2,757
Income (loss) before taxes	121	143	36	(177)	123
Income tax provision (benefit)	2	(17)	8	—	(7)
Net income (loss)	119	160	28	(177)	130
Net income attributable to noncontrolling interests	—	—	10	—	10
Net income (loss) attributable to our common shareholder	$119	$160	$18	$(177)	$120
Comprehensive income (loss)	$(92)	$24	$(30)	$(3)	$(101)
Comprehensive income (loss) attributable to noncontrolling interest	$—	$—	$(9)	$—	$(9)
Comprehensive income (loss) attributable to our common shareholder	$(92)	$24	$(21)	$(3)	$(92)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Six Months Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$468	$4,133	$1,221	$(831)	$4,991
Cost of goods sold (exclusive of depreciation and amortization)	457	3,551	1,102	(831)	4,279
Selling, general and administrative expenses	(7)	171	40	—	204
Depreciation and amortization	7	107	28	—	142
Research and development expenses	5	20	—	—	25
Interest expense and amortization of debt issuance costs	160	6	(2)	(17)	147
(Gain) loss on assets held for sale	(5)	2	—	—	(3)
Restructuring charges, net	7	14	—	—	21
Equity in net loss of non-consolidated affiliates	—	5	—	—	5
Equity in net (income) loss of consolidated subsidiaries	(272)	—	—	272	—
Other (income) expense, net	(26)	(21)	2	17	(28)
	326	3,855	1,170	(559)	4,792
Income (loss) before income taxes	142	278	51	(272)	199
Income tax provision	3	44	11	—	58
Net income (loss)	139	234	40	(272)	141
Net income attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to our common shareholder	$139	$234	$39	$(272)	$140
Comprehensive income (loss)	$89	$173	$52	$(224)	$90
Comprehensive income (loss) attributable to noncontrolling interest	$—	$—	$1	$—	$1
Comprehensive income (loss) attributable to our common shareholder	$89	$173	$51	$(224)	$89

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Six Months Ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$615	$4,927	$1,479	$(1,028)	$5,993
Cost of goods sold (exclusive of depreciation and amortization)	592	4,355	1,339	(1,029)	5,257
Selling, general and administrative expenses	3	156	27	—	186
Depreciation and amortization	10	130	30	—	170
Research and development expenses	17	7	—	—	24
Interest expense and amortization of debt issuance costs	154	29	2	(31)	154
Restructuring charges, net	2	27	1	—	30
Equity in net loss of non-consolidated affiliates	—	5	—	—	5
Equity in net (income) loss of consolidated subsidiaries	(310)	—	—	310	—
Other (income) expense, net	(37)	(77)	(9)	31	(92)
	431	4,632	1,390	(719)	5,734
Income (loss) before income taxes	184	295	89	(309)	259
Income tax provision	2	30	20	—	52
Net income (loss)	182	265	69	(309)	207
Net income attributable to noncontrolling interests	—	—	25	—	25
Net income (loss) attributable to our common shareholder	$182	$265	$44	$(309)	$182
Comprehensive income (loss)	$16	$153	$26	$(168)	$27
Comprehensive income (loss) attributable to noncontrolling interest	$—	$—	$11	$—	$11
Comprehensive income (loss) attributable to our common shareholder	$16	$153	$15	$(168)	$16

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1	$108	$118	$—	$227
Accounts receivable, net of allowances
— third parties	38	928	338	—	1,304
— related parties	556	165	17	(710)	28
Inventories	55	863	245	—	1,163
Prepaid expenses and other current assets	5	77	8	—	90
Fair value of derivative instruments	13	36	10	(1)	58
Deferred income tax assets	—	135	4	—	139
Assets held for sale	—	4	—	—	4
Total current assets	668	2,316	740	(711)	3,013
Property, plant and equipment, net	114	2,110	624	—	2,848
Goodwill	—	600	11	—	611
Intangible assets, net	11	656	4	—	671
Investments in and advances to non-consolidated affiliates	—	656	—	—	656
Investments in consolidated subsidiaries	1,795	—	—	(1,795)	—
Fair value of derivative instruments, net of current portion	—	1	2	—	3
Deferred income tax assets	2	63	23	—	88
Other long-term assets	2,209	274	11	(2,316)	178
Total assets	$4,799	$6,676	$1,415	$(4,822)	$8,068
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$18	$7	$—	$—	$25
Short-term borrowings
— third parties	5	88	18	—	111
— related parties	10	334	—	(344)	—
Accounts payable
— third parties	21	751	429	—	1,201
— related parties	82	278	53	(365)	48
Fair value of derivative instruments	1	98	21	(1)	119
Accrued expenses and other current liabilities	120	352	50	—	522
Deferred income tax liabilities	—	28	—	—	28
Total current liabilities	257	1,936	571	(710)	2,054
Long-term debt, net of current portion
— third parties	4,231	49	46	—	4,326
— related parties	49	2,268	—	(2,317)	—
Deferred income tax liabilities	2	522	10	—	534
Accrued postretirement benefits	57	452	156	—	665
Other long-term liabilities	25	245	7	—	277
Total liabilities	4,621	5,472	790	(3,027)	7,856
Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,659	—	—	—	1,659
Retained earnings (accumulated deficit)	(1,239)	1,458	654	(2,112)	(1,239)
Accumulated other comprehensive income (loss)	(242)	(254)	(63)	317	(242)
Total equity of our common shareholder	178	1,204	591	(1,795)	178
Noncontrolling interests	—	—	34	—	34
Total equity	178	1,204	625	(1,795)	212
Total liabilities and equity	$4,799	$6,676	$1,415	$(4,822)	$8,068

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$6	$215	$96	$—	$317
Accounts receivable, net of allowances
— third parties	34	956	341	—	1,331
— related parties	746	280	19	(1,009)	36
Inventories	51	752	221	—	1,024
Prepaid expenses and other current assets	4	48	9	—	61
Fair value of derivative instruments	9	75	18	(3)	99
Deferred income tax assets	—	149	2	—	151
Assets held for sale	—	51	30	—	81
Total current assets	850	2,526	736	(1,012)	3,100
Property, plant and equipment, net	122	2,019	548	—	2,689
Goodwill	—	600	11	—	611
Intangible assets, net	7	666	5	—	678
Investments in and advances to non-consolidated affiliates	—	683	—	—	683
Investments in consolidated subsidiaries	1,480	—	—	(1,480)	—
Fair value of derivative instruments, net of current portion	—	1	1	—	2
Deferred income tax assets	—	51	23	—	74
Other long-term assets	2,245	224	9	(2,294)	184
Total assets	$4,704	$6,770	$1,333	$(4,786)	$8,021
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$17	$5	$1	$—	$23
Short-term borrowings
— third parties	—	—	18	—	18
— related parties	9	316	17	(342)	—
Accounts payable
— third parties	79	775	391	—	1,245
— related parties	80	489	142	(660)	51
Fair value of derivative instruments	—	75	23	(3)	95
Accrued expenses and other current liabilities	125	293	64	(6)	476
Deferred income tax liabilities	—	32	2	—	34
Liabilities held for sale	—	34	23	—	57
Total current liabilities	310	2,019	681	(1,011)	1,999
Long-term debt, net of current portion
— third parties	4,227	51	43	—	4,321
— related parties	—	2,295	—	(2,295)	—
Deferred income tax liabilities	—	571	10	—	581
Accrued postretirement benefits	57	477	153	—	687
Other long-term liabilities	21	282	7	—	310
Total liabilities	4,615	5,695	894	(3,306)	7,898
Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,659	—	—	—	1,659
Retained earnings (accumulated deficit)	(1,379)	1,265	480	(1,745)	(1,379)
Accumulated other comprehensive income (loss)	(191)	(190)	(75)	265	(191)
Total equity of our common shareholder	89	1,075	405	(1,480)	89
Noncontrolling interests	—	—	34	—	34
Total equity	89	1,075	439	(1,480)	123
Total liabilities and equity	$4,704	$6,770	$1,333	$(4,786)	$8,021

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(53)	$15	$125	$30	$117
INVESTING ACTIVITIES
Capital expenditures	(3)	(252)	(90)	—	(345)
(Outflow) proceeds from sales of assets	(2)	9	—	—	7
Proceeds from investment in and advances to non-consolidated affiliates, net	—	1	—	—	1
Proceeds from related party loans receivable, net	—	2	—	—	2
Proceeds from settlement of other undesignated derivative instruments, net	7	22	2	—	31
Net cash provided by (used in) investing activities	2	(218)	(88)	—	(304)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	44	2	—	46
— related parties	49	2	—	(51)	—
Principal payments
— third parties	(9)	(2)	—	—	(11)
— related parties	—	(27)	—	27	—
Short-term borrowings, net
— third parties	5	49	—	—	54
— related parties	1	22	(17)	(6)	—
Dividends — noncontrolling interests	—	—	(2)	—	(2)
Net cash provided by (used in) financing activities	46	88	(17)	(30)	87
Net (decrease) increase in cash and cash equivalents	(5)	(115)	20	—	(100)
Effect of exchange rate changes on cash	—	8	2	—	10
Cash and cash equivalents — beginning of period	6	215	96	—	317
Cash and cash equivalents — end of period	$1	$108	$118	$—	$227

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended September 30, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(17)	$85	$43	$(55)	$56
INVESTING ACTIVITIES
Capital expenditures	(17)	(110)	(47)	—	(174)
Proceeds from sales of assets	—	1	—	—	1
Proceeds from investment in and advances to non-consolidated affiliates, net	—	1	—	—	1
Proceeds from related party loans receivable, net	—	(4)	—	—	(4)
Proceeds from settlement of other undesignated derivative instruments, net	1	52	4	—	57
Net cash used in investing activities	(16)	(60)	(43)	—	(119)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	6	—	—	6
— related parties	—	—	—	—	—
Principal payments
— third parties	(8)	(3)	—	—	(11)
— related parties	—	(4)	—	4	—
Short-term borrowings, net
— third parties	54	1	(7)	—	48
— related parties	(13)	(38)	—	51	—
Dividends — noncontrolling interests	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	33	(38)	(8)	55	42
Net decrease in cash and cash equivalents	—	(13)	(8)	—	(21)
Effect of exchange rate changes on cash	—	(5)	1	—	(4)
Cash and cash equivalents — beginning of period	1	233	77	—	311
Cash and cash equivalents — end of period	$1	$215	$70	$—	$286

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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2012. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of used-beverage cans (UBCs) and have recycling operations in many of our plants to recycle post-consumer aluminum. As of September 30, 2012, we had manufacturing operations in nine countries on four continents, which include 25 operating plants, and recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions, but with the global footprint to service global customers.
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
As used in this Quarterly Report, “aluminum rolled products shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties. References to “total shipments” include aluminum rolled products as well as certain other non-rolled product shipments, primarily ingot, billets, scrap and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2012, filed with the United States Securities and Exchange Commission (SEC) on May 24, 2012.

HIGHLIGHTS

Our performance remained solid despite the continued global economic uncertainty. We continued to execute on our global strategy of divesting or closing non-core and underperforming assets, while staying focused on our various expansions globally. Volumes from our flat-rolled products remained relatively flat in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012, due to higher shipments in our can and automotive products offset by declines in shipments of foil products.

•
“Net sales” for the three months ended September 30, 2012 were $2.4 billion, a decrease of 15% compared to the $2.9 billion reported in the same period a year ago. "Cost of goods sold (exclusive of depreciation and amortization)" for the three months ended September 30, 2012 were $2.1 billion, a decrease of 19% compared to the $2.5 billion we reported in the same period a year ago. These decreases were primarily the result of lower average aluminum prices.

•
We reported "Net income" of $50 million in the three months ended September 30, 2012, compared to $130 million in the three months ended September 30, 2011. Included in "Net Income" are pre-tax unrealized losses on undesignated derivative instruments of $24 million and $1 million, in the three months ended September 30, 2012 and 2011, respectively, which were recorded in our statement of operations in periods prior to the offsetting impact of the hedged exposure. Also, included in the three months ended September 30, 2011, was an $8 million pre-tax gain on litigation settlement. We recorded an income tax provision of $37 million in the three months ended September 30, 2012 compared to an income tax benefit of $7 million in three months ended September 30, 2011. The prior year benefit was the result of the foreign exchange remeasurement of Brazilian real denominated deferred income taxes.

•
Cash flow provided by operations of $117 million for the six months ended September 30, 2012 compared to cash flow provided by operations of $56 million for the six months ended September 30, 2011. The favorable variance was the result of lower working capital requirements in the current period resulting from lower average aluminum prices.

•
All of our strategic expansion projects are progressing well. We spent $345 million on capital expenditures for the six months ended September 30, 2012, which primarily relates to our strategic expansion projects in Oswego, New York; Yeongju, South Korea; Ulsan, South Korea; and Pindamonhangaba, Brazil and expenditures on implementing our global enterprise resource planning (ERP) system.

•	We reported available liquidity of $919 million as of September 30, 2012 as compared to $1.0 billion as of March 31, 2012.
BUSINESS AND INDUSTRY CLIMATE
Economic uncertainty continues to put pressure on global economic demand, leading to lower average prices for aluminum compared to prior year.  Our "Net sales" were negatively impacted by the lower prices of aluminum which averaged $1,922 per metric tonne during the three months ended September 30, 2012 compared to $2,400 per metric tonne during the three months ended September 30, 2011. Our premium product categories have performed reasonably well in these conditions, particularly our products for the automotive industry which are growing as a result of trends toward lighter weight vehicles.  However, we are beginning to experience some temporary softness in demand for our automotive products in Europe, particularly related to our products that are used in high-end vehicles. Can demand continues to be reasonably strong globally, which resulted in a 3% increase in our shipments in the second quarter of fiscal 2013 compared to the same period in prior year. Global demand for electronics continues to be weak, which is negatively impacting our Asia volumes.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	March 31, 2012	June 30, 2012	September 30, 2012
Net sales	$3,113	$2,880	$2,462	$2,608	$11,063	$2,550	$2,441
Percentage increase (decrease) in net sales versus comparable previous year period	23%	14%	(4)%	(12)%	5%	(18)%	(15)%
Rolled product shipments:
North America	288	274	248	254	1,064	266	269
Europe	237	227	183	228	875	231	216
Asia	152	131	117	124	524	136	142
South America	90	88	100	97	375	89	92
Total	767	720	648	703	2,838	722	719
Beverage and food cans	462	437	404	419	1,722	432	449
All other rolled products	305	283	244	284	1,116	290	270
Total	767	720	648	703	2,838	722	719

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:

	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	March 31, 2012	June 30, 2012	September 30, 2012
North America	4%	(4)%	(5)%	(9)%	(4)%	(8)%	(2)%
Europe	2%	—	(12)%	(5)%	(4)%	(3)%	(5)%
Asia	4%	(2)%	(21)%	(18)%	(10)%	(11)%	8%
South America	—	(3)%	3%	(2)%	(1)%	(1)%	5%
Total	3%	(2)%	(9)%	(9)%	(4)%	(6)%	—%
Beverage and food cans	9%	2%	(5)%	(8)%	(1)%	(6)%	3%
All other rolled products	(5)%	(8)%	(16)%	(11)%	(10)%	(5)%	(5)%
Total	3%	(2)%	(9)%	(9)%	(4)%	(6)%	—%
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

Metal Price Lag and Related Hedging Activities

Increases or decreases in the average price of aluminum directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal supplies in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to fluctuating metal prices associated with: 1) certain customer contracts that contain fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs, and 2) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers for non-fixed forward pricing contracts.

We use derivative instruments to synthetically preserve our conversion margins and manage the timing differences associated with metal price lag. We sell short-term LME aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to synthetically ensure we sell metal for the same price at which we purchase metal.

LME Aluminum Prices
The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three and six months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2012	2011	Change	2012	2011	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,835	$2,509	(27)%	$2,099	$2,600	(19)%
Average cash price during the period	$1,922	$2,400	(20)%	$1,950	$2,502	(22)%
Closing cash price as of end of period	$2,094	$2,207	(5)%	$2,094	$2,207	(5)%
We elect to apply hedge accounting to match the recognition of gains or losses on derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesigned metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, revenue recognition, and the realized gains or losses on the derivatives. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income before income taxes” and “Net income.” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized.
Aluminum prices have increased $259 per metric tonne during the second quarter of fiscal 2013, which resulted in $24 million of unrealized losses on undesignated metal derivatives. For the six months ended September 30, 2012, aluminum prices declined in the first three months, remained relatively flat in the next two months, and then increased in the last month of the period. This resulted in $15 million of unrealized losses on undesignated metal derivatives in the six months ended September 30, 2012.
The prices we pay for used beverage cans and scrap are influenced by the LME aluminum prices. Average aluminum prices were $478 per metric tonne lower in the second quarter of fiscal 2013 compared to the same period in the prior year and $552 per metric tonne lower in the first half of fiscal 2013 compared to the same period in the prior year. The lower LME aluminum prices negatively impacted the incremental benefits we realized on utilizing UBC and scrap in the second quarter and first half of fiscal 2013 compared to the same periods in the prior year.
See Segment Review below for the impact of metal price lag on each of our segments.

Foreign Currency and related hedging activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from the functional currency into the U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and six months ended September 30, 2012 and 2011:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of		Three Months Ended		Six Months Ended
	September 30, 2012	March 31, 2012	September 30,		September 30,
			2012	2011	2012	2011
U.S. dollar per Euro	1.293	1.335	1.257	1.408	1.267	1.433
Brazilian real per U.S. dollar	2.029	1.823	2.036	1.666	2.007	1.619
South Korean won per U.S. dollar	1,119	1,138	1,130	1,108	1,143	1,089
Canadian dollar per U.S. dollar	0.979	0.997	0.991	0.992	1.001	0.977
During the second quarter of fiscal 2013, the U.S. dollar weakened against the Euro, South Korean won, Canadian dollar and remained relatively flat against the Brazilian real. As compared to the second quarter of fiscal 2012, in the second quarter of fiscal 2013 the U.S. dollar was on average stronger against the Euro, South Korean won, the Brazilian real and flat against the Canadian dollar. In Europe and South Korea the stronger U.S. dollar resulted in unfavorable foreign exchange translation when comparing the second quarter of fiscal 2013 operating results with second quarter of fiscal 2012, as these operations are recorded in their local currency and translated into the U.S. dollar reporting currency. In Brazil, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our costs are predominately based in the Brazilian real. The stronger U.S. dollar compared to the Brazilian real resulted in a favorable remeasurement of our operating costs into the U.S. dollar in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures and net investment in foreign subsidiaries.
The impact of foreign exchange remeasurement, net of the related hedges, was a $3 million gain and an $8 million gain in the second quarter and first half of fiscal 2013, respectively, due primarily to Brazilian real denominated liabilities being remeasured to the U.S. dollar. For other foreign currency hedging programs, the unrealized gains or losses on undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the second quarter of fiscal 2013 and fiscal 2012 resulted in $5 million and $2 million of unrealized losses on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction. The movement of currency exchange rates during the first half of fiscal 2013 and fiscal 2012 resulted in $7 million of unrealized losses and $4 million of unrealized gains on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction.
See Segment Review below for the impact of foreign currency on each of our segments.
Energy swaps
We use natural gas swaps to manage our exposure to fluctuating natural gas prices in North America. We also own an interest in an electricity swap for which we discontinued hedge accounting due to significant credit deterioration of our counterparty.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011
Our performance remained solid despite the continued global economic uncertainty. Shipments of our flat rolled products were unchanged for the three months ended September 30, 2012, when compared to the same period in prior year. “Net sales” for the three months ended September 30, 2012 were 15% lower as compared to the three months ended September 30, 2011, driven by a 20% decline in average aluminum prices.
“Cost of goods sold (exclusive of depreciation and amortization)” declined from $2.5 billion in the three months ended September 30, 2011 to $2.1 billion in the three months ended September 30, 2012. This was due primarily to lower average aluminum prices.
"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" reflect the sale of three European foil and packaging plants in June 2012. The impact of selling the three plants lowered European "Segment income" by $3 million in the three months ended September 30, 2012 compared to the same period in prior year. We also recorded an additional "Loss on assets held for sale" of $2 million during the three months ended September 30, 2012 related to the sale.
“Income before income taxes” for the three months ended September 30, 2012 was $87 million, which compared to $123 million in the three months ended September 30, 2011. In addition to the factors noted above, the following items affected “Income before income taxes:”
•$102 million of "Selling, general and administrative expenses" for the three months ended September 30, 2012, an increase of $11 million compared to the same period in prior year as a result of higher costs of implementing a global ERP system, wage inflation, and start-up costs related to our strategic expansion projects;
•$69 million of “Depreciation and amortization” for the three months ended September 30, 2012, a decrease of $12 million as compared to the same period in prior year as a result of groups of our fixed assets reaching their fully depreciated balances and to certain facility shut-downs over the past several years;
• $16 million of “Restructuring charges, net” for the three months ended September 30, 2012, primarily due to severance charges we incurred related to restructuring actions in Europe and Canada, and an early contract termination payment to withdraw from the Evermore joint venture, which compares to $11 million in the same period in prior year related to severance across our European plants;
•$8 million of "Gain on litigation settlement in Brazil" for the three months ended September 30, 2011, related to a settlement with a vendor, which is reported as "Other (income) expense, net"; and
•unrealized losses of $24 million for the three months ended September 30, 2012 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $1 million of losses in the same period in the prior year, which is reported as "Other (income) expense, net."
Our effective tax rate for the three months ended September 30, 2012 was 41%, compared to (6)% in the three months ended September 30, 2011. The income tax benefit we recorded in the prior year was associated with the foreign exchange remeasurement of Brazilian real denominated deferred income taxes.
"Net income attributable to noncontrolling interests" was $1 million in the three months ended September 30, 2012 compared to $10 million in the three months ended September 30, 2011. In the second half of fiscal 2012, we acquired outstanding shares of our South Korea subsidiary, increasing our ownership percentage to over 99%, which results in a reduction of net income attributable to the noncontrolling interest.
We reported “Net income attributable to our common shareholder” of $49 million for the three months ended September 30, 2012 as compared to $120 million for the three months ended September 30, 2011, primarily as a result of the factors discussed above.
Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our portfolio approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of total “Segment income.”

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

Selected Operating Results Three Months Ended September 30, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$906	$769	$435	$310	$21	$2,441
Shipments
Rolled products	269	216	142	92	—	719
Non-rolled products	4	12	—	19	—	35
Total shipments	273	228	142	111	—	754

Selected Operating Results Three Months Ended September 30, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,033	$1,032	$474	$303	$38	$2,880
Shipments
Rolled products	274	227	131	88	—	720
Non-rolled products	4	31	—	10	—	45
Total shipments	278	258	131	98	—	765
The following table reconciles changes in “Segment income” for the three months ended September 30, 2011 to the three months ended September 30, 2012 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency remeasurement hedging activities.

Changes in Segment income	North America	Europe(A)	Asia	South America	Total
Segment Income - Three Months Ended September 30, 2011	$116	$92	$49	$44	$301
Volume	(4)	(9)	4	3	(6)
Conversion premium and product mix	26	(39)	(4)	(1)	(18)
Conversion costs(B)	(29)	39	3	5	18
Metal price lag	13	7	(5)	(5)	10
Foreign exchange	11	(8)	(1)	(9)	(7)
Primary metal production	—	—	—	4	4
Selling, general & administrative and research & development costs(C)	(9)	(6)	(5)	(1)	(21)
Other changes	(1)	(2)	(2)	1	(4)
Segment Income - Three Months Ended September 30, 2012	$123	$74	$39	$41	$277

(A)
Included in the Europe "Segment income" for the three months ended September 30, 2011 were the operating results of three foil and packaging plants (Rugles, France; Dudelange, Luxembourg; and Berlin, Germany) that we sold on June 28, 2012. The change to "Segment income" for the three months ended September 30, 2012 compared to the same period in prior year was unfavorable $3 million. The sale of these plants resulted in declines in volume, conversion premium and product mix, and conversion costs of $8 million, $27 million and $26 million, respectively, when comparing the three months ended September 30, 2012 with the same period in prior year. The impact on other items were immaterial.

(B)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost inflation (deflation).

(C)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. These costs increased in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 for the following reasons: 1) higher costs of implementing of our ERP system; 2) higher start-up costs associated with our various strategic investment projects; and 3) higher employment costs, which include wage inflation, higher pension costs, and higher LTIP costs. Other significant fluctuations are discussed below.

North America
As of September 30, 2012, our North American operations manufactured aluminum sheet and light gauge products through 10 operating plants, including recycling operations in four plants. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications and other industrial applications. The expansion project at our Oswego, NY facility is progressing well and is expected to be operational in mid calendar year 2013 and will result in approximately 200 kt of additional automotive finishing capacity annually. In August 2012, we closed our Saguenay Works plant in Quebec, Canada. The closure was driven by the need to right-size production capacity in North America, along with the increasing logistic costs and structural challenges facing this location. Effective August 31, 2012, the Company withdrew from the Evermore joint venture with Alcoa, Inc. and established a new organization for the procurement of UBCs in North America.

“Net sales” for the second quarter of fiscal 2013 were down $127 million, or 12%, as compared to the second quarter of fiscal 2012 reflecting the lower average price of aluminum and, to a lesser extent, lower volumes of flat rolled products. Shipments of our can and light gauge products were lower, partially offset by higher shipments of our automotive and industrial products. Our volumes were unfavorable in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 due primarily to lower shipments with a key customer, which were partially substituted with new business.

“Segment income” for the second quarter of fiscal 2013 was $123 million, up 6% as compared to the same period in the prior year, reflecting favorable conversion premiums and product mix as a result of our focus on core premium products, partially offset by a decline in volumes, an unfavorable change in conversion costs, and higher selling, general, and administrative costs. Our conversion costs were negatively impacted by higher tolling costs, a decline in the usage of UBCs, and a reduction in the incremental benefits from the utilization of scrap and UBCs due to lower average aluminum prices and higher usage of sheet ingots due to the closure of our Saguenay plant. We experienced positive impacts of metal price lag due to an increase in the price of aluminum at the end of second quarter of fiscal 2013. In the second quarter of fiscal 2012, we incurred losses due to changes in the foreign currency rates related to the remeasurement of non-U.S. financial assets and liabilities and losses on certain currency derivative instruments.
Europe
As of September 30, 2012, our European segment provided European markets, and to a lesser extent Asia, with value-added sheet and light gauge products through nine operating plants, including recycling operations in three plants. Europe serves a broad range of aluminum rolled product end-use markets in various applications including beverage and food can, automotive, lithographic, foil products and painted products. In fiscal 2012, we announced that we were investing to increase our recycling capacity by approximately 13 kt at our Pieve, Italy facility, which will become operational at the end of calendar year 2012. In May 2012, we made a decision to build a fully integrated recycling facility at our Nachterstedt, Germany plant, which will have an annual capacity of approximately 400 kt. In June 2012, we completed the sale of three European aluminum foil and packaging plants to Eurofoil, a unit of American Industrial Acquisition Corporation (AIAC). The transaction included foil rolling operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction represents another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products, and on expanding our recycling leadership.
“Net sales” for the second quarter of fiscal 2013 were down $263 million, or 25% as compared to the second quarter of fiscal 2012 reflecting lower average prices of aluminum and, to a lesser extent, lower shipments of flat rolled products. We experienced lower volumes due to the sale of our European aluminum foil and packaging plants in June of 2012, as well as declines in our lithographic products, partially offset by higher volumes in our can, automotive, and foil stock products.
“Segment income” for the second quarter of fiscal 2013 was $74 million, down 20% compared to the same period in the prior year, driven by lower volumes, unfavorable product mix, higher general and administrative costs, and the impact of a weaker euro compared to the U.S. dollar, partially offset by improved conversion costs and favorable metal price lag. The products sold by the three European foil and packaging plants had high conversion premiums and high conversion costs, which resulted in significantly lower conversion premiums and lower conversion costs. Excluding the impact from the European foil and packaging plants, we experienced an unfavorable $12 million change to "Segment income" due to a shift in product mix to products that have lower conversion premiums. Excluding the impact from the European foil and packaging plants, our conversion costs changes had a positive $15 million impact on "Segment income." The favorable change in conversion costs were the result of an increase in the incremental benefits we realized from the utilization of UBC and scrap due to favorable pricing we received to procure the metal, partially offset by lower average aluminum prices. We also incurred lower tolling costs, offset by higher natural gas costs and higher employment costs. The weakening of the euro compared to the U.S. dollar resulted in an unfavorable foreign currency translation difference in the second quarter of fiscal 2013 when compared to the second quarter of fiscal 2012. Other changes include the negative effects in the change in value of certain derivative instruments.
Asia
As of September 30, 2012, our Asian segment operated three operating plants, including recycling operations in two plants, with production balanced between beverage and food can, specialty (including electronics), industrial and foil products. The expansion of our recycling facility in Yeongju, South Korea became operational in October 2012 and will increase our annual recycling capacity by approximately 265 kt. The expansion of our rolling capacity in South Korea is progressing well and expected to become operational at the end of calendar year 2013, which is expected to result in approximately 350 kt of additional capacity annually. During the fourth quarter of fiscal 2012, we announced plans build an aluminum automotive heat treatment plant in China, which will have annual capacity of approximately 120 kt. We broke ground on this plant in October 2012 and expect the plant to be operational in late calendar year 2014.
“Net sales” for the second quarter of fiscal 2013 were down $39 million, or 8%, as compared to the second quarter of fiscal 2012, reflecting lower average aluminum prices, partially offset by an increase in volumes of our flat rolled products. We experienced higher volumes in our can, automotive, and industrial products.
“Segment income” for the second quarter of fiscal 2013 was $39 million, down 20% compared to the same period of the prior year, due to lower conversion premiums, unfavorable metal price lag, and higher general and administrative costs, partially offset by higher volumes. The local market premium on aluminum has increased significantly in Asia, which has negatively impacted our conversion margins since many of our customer contracts in the region have fixed price premiums.
South America
As of September 30, 2012, our South American segment included three operating plants in Brazil, which includes one plant with recycling operations, one primary aluminum smelter and hydroelectric power generation facilities. Our South American operations produce various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. The previously announced expansion of our Pinda facility in Brazil is expected to be commissioned at the end of calendar year 2012 and will result in approximately 220 kt of additional capacity annually. Additionally, we have announced plans to install a new coating line for beverage can end stock to increase our capacity by approximately 100 kt annually and to expand recycling capacity by approximately 190 kt in our Pinda facility which is expected to become operational at the end of calendar year 2013.
“Net sales” for the second quarter of fiscal 2013 were up $7 million, or 2%, as compared to the second quarter of fiscal 2012 due to higher flat rolled and non-flat rolled product volumes, partially offset by lower average price of aluminum. The increase in our flat rolled products was in our can products, partially offset by declines in our industrial products.
“Segment income” for South America was $41 million, down 7%, in the second quarter of fiscal year 2013 compared to the prior year period, due to the effects of foreign currency exchange rates, unfavorable impact of metal price lag, and higher general and administrative costs, partially offset by favorable changes in conversion costs. Conversion costs were lower due to favorable prices on non-aluminum metal costs and a reduction in melt loss, partially offset by a reduction in the incremental benefits of utilizing UBC and scrap, compared to the same period in the prior year. In Brazil, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices. The U.S. dollar was relatively flat compared to the Brazilian real during the second quarter of fiscal 2013, while it strengthened significantly during the second quarter of fiscal 2012. In the second quarter of fiscal 2012, we recognized foreign currency gains, net of related hedges, as the Brazilian real denominated liabilities and costs are remeasured to the U.S. dollar, which resulted in an unfavorable variance when compared to the second quarter of fiscal 2013.
Reconciliation of segment results to “Net income”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended September 30, 2012 and 2011 (in millions).

	Three Months Ended September 30,
	2012	2011
North America	$123	$116
Europe	74	92
Asia	39	49
South America	41	44
Total Segment income	277	301
Depreciation and amortization	(69)	(81)
Interest expense and amortization of debt issuance costs	(73)	(77)
Adjustment to eliminate proportional consolidation	(9)	(12)
Unrealized losses on change in fair value of derivative instruments, net	(24)	(1)
Restructuring charges, net	(16)	(11)
Loss on assets held for sale	(2)	—
Other income, net	3	4
Income before income taxes	87	123
Income tax provision (benefit)	37	(7)
Net income	50	130
Net income attributable to noncontrolling interests	1	10
Net income attributable to our common shareholder	$49	$120
“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Unrealized losses on change in fair value of derivative instruments, net” is comprised of unrealized gains and losses on undesignated derivatives other than foreign currency remeasurement hedging activities. For the three months ended September 30, 2012, we recorded a $24 million loss, $5 million loss, and $5 million gain in our metal, foreign currency, and energy hedging programs, respectively. For the three months ended September 30, 2011, we recorded a $1 million loss, $2 million loss, $2 million gain in our metal, foreign currency, and other hedging programs, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2011
Our performance remains solid despite the continued global economic uncertainty and some production challenges experienced in the early part of the six months ended September 30, 2012 which negatively impacted our volumes when compared to the six months ended September 30, 2011. Shipments of our flat rolled products declined to 1,441 kt for the six months ended September 30, 2012, compared to 1,489 kt in the same period in prior year. “Net sales” for the six months ended September 30, 2012 were 15% lower as compared to the six months ended September 30, 2011, primarily driven by a 22% decline in the average aluminum prices and a decline in our flat rolled product volumes by 3%.
“Cost of goods sold (exclusive of depreciation and amortization)” declined from $5.3 billion in the six months ended September 30, 2011 to $4.3 billion in the six months ended September 30, 2012 due primarily to an overall decline in shipments and lower average aluminum prices.
"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" both reflect the sale of three European foil and packaging plants in June 2012. The impact of selling the three plants lowered European "Segment income" by $3 million in the six months ended September 30, 2012 compared to the same period in prior year. We also recorded a "Gain on assets held for sale" of $3 million during the six months ended September 30, 2012 related to the sale.
“Income before income taxes” for the six months ended September 30, 2012 was $199 million, which compared to $259 million reported in the six months ended September 30, 2011. In addition to the factors noted above, the following items affected “Income before income taxes:”
•$204 million of "Selling, general and administrative expenses" for the six months ended September 30, 2012, an increase of $18 million compared to the six months ended September 30, 2011 as a result of higher costs of implementing a global ERP system, wage inflation, and start-up costs related to our strategic expansion projects;
•$142 million of “Depreciation and amortization” for the six months ended September 30, 2012, a decrease of $28 million as compared to the six months ended September 30, 2011 as a result of groups of our fixed assets reaching their fully depreciated balances and certain facility shut-downs over the past several years;
• $21 million of “Restructuring charges, net” for the six months ended September 30, 2012, primarily due to severance charges we incurred related to the closure of our Saguenay Works plant in Quebec, Canada, severance charges related to a planned closure of a research and development center in Kingston, Ontario, and other severance charges in Europe, compared to $30 million in the six months ended September 30, 2011 related to severance and non-cash impairments in Europe and South America; and
•unrealized losses of $11 million for the six months ended September 30, 2012 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement hedging activities as compared to $25 million of gains in the same period in the prior year, which is reported in "Other (income) expense, net."
Our effective tax rate for the six months ended September 30, 2012 was 28%, compared to 20% for the six months ended September 30, 2011. The increase in the effective tax rate was primarily the result of foreign exchange remeasurement of Brazilian real denominated deferred income taxes.
"Net income attributable to noncontrolling interests" was $1 million in the six months ended September 30, 2012 compared to $25 million in the six months ended September 30, 2011. In the second half of fiscal 2012, we acquired outstanding shares of our South Korea subsidiary, increasing our ownership percentage to over 99%, which results in a reduction of net income attributable to the noncontrolling interest.
We reported “Net income attributable to our common shareholder” of $140 million for the six months ended September 30, 2012 as compared to $182 million for the six months ended September 30, 2011, primarily as a result of the factors discussed above.
Segment Review
The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 16 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results Six Months Ended September 30, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,826	$1,632	$863	$618	$52	$4,991
Shipments
Rolled products	535	447	278	181	—	1,441
Non-rolled products	7	19	—	35	—	61
Total shipments	542	466	278	216	—	1,502

Selected Operating Results Six Months Ended September 30, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$2,140	$2,112	$1,034	$621	$86	$5,993
Shipments
Rolled products	562	465	284	178	—	1,489
Non-rolled products	8	46	—	20	—	74
Total shipments	570	511	284	198	—	1,563
The following table reconciles changes in “Segment income” for the six months ended September 30, 2011 to the six months ended September 30, 2012 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency derivatives which hedge our foreign currency balance sheet exposure.

Changes in Segment income	North America	Europe(A)	Asia	South America	Total
Segment Income - Six Months Ended September 30, 2011	$230	$189	$106	$82	$607
Volume	(23)	(13)	(7)	3	(40)
Conversion premium and product mix	46	(35)	1	4	16
Conversion costs(B)	(46)	37	(5)	6	(8)
Metal price lag	12	—	6	(8)	10
Foreign exchange	8	(11)	(5)	4	(4)
Primary metal production	—	—	—	5	5
Selling, general & administrative and research & development costs(C)	(13)	(10)	(9)	(4)	(36)
Other changes	(2)	(9)	(2)	(1)	(14)
Segment Income - Six Months Ended September 30, 2012	$212	$148	$85	$91	$536

(A)
Included in the Europe "Segment income" for the six months ended September 30, 2011 and the first half of the six months ended September 30, 2012 were the operating results of three foil and packaging plants (Rugles, France; Dudelange, Luxembourg; and Berlin, Germany) that we sold on June 28, 2012. The change to "Segment income" for the six months ended September 30, 2012 compared to the same period in prior year was unfavorable $3 million. The sale of these plants resulted in declines in volume, conversion premium and product mix, and conversion costs of $8 million, $27 million and $26 million, respectively, when comparing the six months ended September 30, 2012 with the same period in prior year. The impact on other items were immaterial.

(B)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the incremental benefit of used beverage cans (UBCs) and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost inflation (deflation).

(C)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. These costs increased in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 for the following reasons: 1) higher costs associated with the implementation of our global ERP system; 2) higher start-up costs associated with our various strategic investment projects; and 3) higher employment costs, which include wage inflation, higher pension costs, and higher LTIP costs. Other significant fluctuations are discussed below.

North America

“Net sales” for the six months ended September 30, 2012 were down $314 million, or 12%, as compared to the six months ended September 30, 2011 reflecting lower average price of aluminum and, to a lesser extent, lower volumes of flat rolled products. Shipments of our can and light gauge products were lower, partially offset by higher shipments of our automotive and industrial products. Our volumes were unfavorable in the first six months of fiscal 2013 compared to the first six months of fiscal 2012 due to lower shipments with a key customer as well as production and supply chain issues we experienced in the first quarter of fiscal 2013 related to transferring our Saguenay plant capacity to other North America plants. These impacts were partially offset by shifting some Middle East supply responsibilities from our Asia region to North America in fiscal 2013 compared to fiscal 2012.

“Segment income” for the six months ended September 30, 2012 was $212 million, down 8% as compared to the same period in the prior year, driven by lower volumes and higher conversion costs, partially offset by favorable conversion premiums as a result of our focus on core premium products. Our conversion costs were negatively impacted by higher tolling costs, a reduction in the usage of UBCs, and a reduction in the incremental benefits from the utilization of scrap and UBCs due to lower average aluminum prices.
Europe
“Net sales” for the six months ended September 30, 2012 were down $480 million, or 25% as compared to the six months ended September 30, 2011 reflecting lower average prices of aluminum and, to a lesser extent, lower shipments of flat rolled products. We experienced lower volumes due to the sale of the European foil and packaging plants in June 2012 and lower volumes in industrial and lithographic products, partially offset by higher volumes in our can and automotive products.
“Segment income” for the six months ended September 30, 2012 was $148 million, down 22% compared to the same period in the prior year, driven by lower volumes, unfavorable product mix, higher general and administrative costs, and the impact of a weaker euro compared to the U.S. dollar, partially offset by a favorable change in conversion costs. Conversion premiums and conversion costs declined in the six months ended September 30, 2012 compared to the same period in fiscal 2012 due to the sale of our European foil and packaging plants in June 2012. Excluding the impact from the European foil and packaging plants, we experienced an unfavorable $8 million change to "Segment income" due to a shift in product mix to products that have lower conversion premiums. Excluding the impact from the European foil and packaging plants, our conversion costs changes had a positive $13 million impact on "Segment income." The favorable change in conversion costs were the result of an increase in the incremental benefits we realized from utilization of UBC and scrap due to favorable pricing we received to procure the metal, partially offset by lower average aluminum prices. We also incurred lower tolling costs, partially offset by higher employment costs, higher natural gas costs, and higher repairs and maintenance. The weakening of the euro compared to the U.S. dollar resulted in an unfavorable foreign currency translation difference in the first six months of fiscal 2013 when compared to the first six months of fiscal 2012. Other costs include the negative effects in the change in value of certain derivative instruments.
Asia
“Net sales” for the six months ended September 30, 2012 were down $171 million, or 8%, as compared to the six months ended September 30, 2011 reflecting lower volumes of our flat rolled products and lower average aluminum prices. We experienced lower volumes in foil stock, and our electronics products, partially offset by increases in can products. The declines were due to the continued macro-economic challenges in Europe and some slow down we are experiencing in China. The unfavorable European economic conditions have negatively impacted the Asian manufacturing industries which rely heavily on exports.
“Segment income” for the six months ended September 30, 2012 was $85 million, down 20% compared to the same period of the prior year, driven by lower volumes discussed above, partially offset by favorable product mix which resulted in higher conversion premiums. Conversion costs were unfavorable due to higher prices of electricity, natural gas, oil, and alloys and hardeners compared to the same period in prior year, partially offset by favorable prices on scrap and reduced melt loss. The effects of metal price lag had a positive impact on "Segment income" in the six months ended September 30, 2012 when compared to the same period in prior year. Movements in the exchange rate of the Korean won resulted in a favorable foreign currency translation into the U.S. dollar.
South America
“Net sales” for the six months ended September 30, 2012 were relatively flat, as compared to the six months ended

September 30, 2011 reflecting the lower average price of aluminum, partially offset by higher flat and non-flat rolled product volumes. Shipments of our can products and non-flat rolled products increased in the six months ended September 30, 2012 compared to the same period in prior year.
“Segment income” for South America was $91 million, up 11%, in the six months ended September 30, 2012 compared to the prior year period, due to an increase in volumes, improved conversion premiums and conversion costs, and the positive effects of foreign currency exchange rates, partially offset by unfavorable metal price lag and higher general and administrative costs. Conversion costs were lower due to favorable impacts in the incremental benefits of utilizing UBCs and scrap and a reduction in metal loss, compared to the same period in the prior year. In Brazil, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices. The U.S. dollar strengthened compared to the Brazilian real during both the six months ended September 30, 2012 and 2011. We recognized a favorable impact on foreign currency, net of related hedges, due to the movements in exchange rates. Our primary metal production improved in the six months ended September 30, 2012 compared to prior year, due primarily to a favorable impact on foreign currency remeasurement.
Reconciliation of segment results to “Net income”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the six months ended September 30, 2012 and 2011 (in millions).

	Six Months Ended September 30,
	2012	2011
North America	$212	$230
Europe	148	189
Asia	85	106
South America	91	82
Total Segment income	536	607
Depreciation and amortization	(142)	(170)
Interest expense and amortization of debt issuance costs	(147)	(154)
Adjustment to eliminate proportional consolidation	(20)	(25)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(11)	25
Realized gains on derivative instruments not included in segment income	2	2
Restructuring charges, net	(21)	(30)
Gain on assets held for sale	3	—
Other (costs) income, net	(1)	4
Income before income taxes	199	259
Income tax provision	58	52
Net income	141	207
Net income attributable to noncontrolling interests	1	25
Net income attributable to our common shareholder	$140	$182
“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Unrealized (losses) gains on change in fair value of derivative instruments, net” is comprised of unrealized gains and losses on undesignated derivatives other than foreign currency remeasurement hedging activities. For the six months ended September 30, 2012, we recorded a $15 million loss, $7 million loss, and $11 million gain in our metal, foreign currency, and energy hedging programs, respectively. For the six months ended September 30, 2011, we recorded a $21 million gain, $5 million gain, $1 million loss in our metal, foreign currency, and other hedging programs, respectively.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility and cash generated by operating activities.
As of September 30, 2012, we had available liquidity of $919 million, despite the significant investments we continue to make in our strategic expansion projects and a decline in aluminum prices. We expect to maintain adequate liquidity throughout fiscal 2013 despite the challenging economic conditions and the significant investments we are making with our expansion projects.
Available Liquidity
Our available liquidity as of September 30, 2012 and March 31, 2012 is as follows (in millions):

	September 30, 2012	March 31, 2012
Cash and cash equivalents	$227	$317
Overdrafts	(3)	—
Availability under the ABL facility	695	704
Total liquidity	$919	$1,021
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. Cash held outside Canada, in which we are incorporated, is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid) and withholding taxes payable to the various foreign countries. As of September 30, 2012, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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
The following table shows our negative “Free cash flow” for the six months ended September 30, 2012 and 2011, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Six Months Ended September 30,
	2012	2011	Change
Net cash provided by operating activities	$117	$56	$61
Net cash used in investing activities	(304)	(119)	(185)
Less: Proceeds from sales of assets	(7)	(1)	(6)
Free cash flow	$(194)	$(64)	$(118)
Ending cash and cash equivalents	$227	$286	$139
We had negative “Free cash flow” of $194 million in the six months ended September 30, 2012 as compared to $64 million in the six months ended September 30, 2011. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash provided by operating activities was $117 million for the six months ended September 30, 2012, which compares favorably to $56 million in the six months ended September 30, 2011. Included in cash flows from operating activities was $135 million and $145 million of interest payments in the six months ended September 30, 2012 and 2011, respectively. The change in cash flows from operating activities was primarily the result of changes in trade working capital, which is impacted by changes in the price of aluminum and the timing of when accounts receivables and accounts payable are paid as compared to prior year. During the six months ended September 30, 2011, payments on our accounts payable balances exceeded our purchases by $261 million, which resulted in lower cash flows provided by operating activities. During the six months ended September 30, 2012, payments on our accounts payable balances exceeded our purchases by only $4 million. We contributed $35 million and $38 million to our pension and other post-employment benefit plans during the six months ended September 30, 2012 and 2011, respectively. During the remainder of fiscal 2013, we expect to contribute an additional $39 million to our pension and other post-employment benefit plans. A summary of our operating activities for the six months ended September 30, 2012 can be found above in “Results of operations for the six months ended September 30, 2012 compared to the six months ended September 30, 2011.”
We settle derivative contracts in advance of billing on the underlying physical inventory and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of September 30, 2012, we estimate there will be a net cash outflow of $64 million on the instruments that will settle in the three months ended December 31, 2012.
Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Six Months Ended September 30,
	2012	2011	Change
Capital expenditures	$(345)	$(174)	$(171)
Proceeds from settlement of other undesignated derivative instruments, net	31	57	(26)
Proceeds from sales of assets, third parties	5	1	4
Proceeds from sales of assets, related parties	2	—	2
Proceeds from investment in and advances to non-consolidated affiliates, net	1	1	—
Proceeds (outflows) from related party loans receivable, net	2	(4)	6
Net cash used in investing activities	$(304)	$(119)	$(185)
The majority of our capital expenditures for the six months ended September 30, 2012 were attributable to our three major expansion projects in Brazil, South Korea and North America. We expect to increase our capital expenditures throughout the rest of the fiscal 2013 as a result of these three major expansions. We expect our total annual capital expenditures for fiscal 2013 will be between $650 and $700 million. As of September 30, 2012, we recorded $77 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to September 30, 2012.
We received $5 million of proceeds, net of transaction fees, related to the sale of three foil and packaging plants in Europe in the six months ended September 30, 2012. As of September 30, 2012, we had an $8 million receivable from the buyer related to purchase price adjustments and a pending land sale for $4 million. We subsequently collected the $12 million in October 2012.
“Proceeds (outflows) from related party loans receivable, net,” during the periods are cash flows on a related party long-term loan receivable we have with our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf).

Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Six Months Ended September 30,
	2012	2011	Change
Proceeds from issuance of debt, third parties	$46	$6	$40
Principal payments, third parties	(11)	(11)	—
Short-term borrowings, net	54	48	6
Dividends, noncontrolling interest	(2)	(1)	(1)
Net cash provided by financing activities	$87	$42	$45
During the six months ended September 30, 2012 we increased our short-term borrowings under our senior secured credit facilities (ABL Facility) by $50 million. We received proceeds under a short-term loan agreement in Brazil equal to $40 million during the six months ended September 30, 2012. As of September 30, 2012, our short-term borrowings were $111 million consisting of $50 million of short-term loans under our ABL Facility, $3 million in bank overdrafts, a $18 million (KRW 20 billion) Novelis Korea bank loan, and $40 million in short term loans under the Novelis Brazil loan. The weighted average interest rate on our total short-term borrowings was 2.91% and 4.83% as of September 30, 2012 and March 31, 2012, respectively.
On October 12, 2012, we borrowed an incremental $80 million through our existing Term Loan Facility. Additionally, in October 2012, we elected to call our outstanding 7.25% Notes and anticipate making payment to the Note holders and retiring the Notes during the third quarter of fiscal year 2013.

OFF-BALANCE SHEET ARRANGEMENTS
The following discussion addresses the applicable off-balance sheet items for our Company.
Derivative Instruments
See Note 11 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements for a full description of derivative instruments.
Guarantees of Indebtedness
We have issued guarantees on behalf of certain of our wholly-owned subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries hold any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables for these entities are already included in our condensed consolidated balance sheets. We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets. We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of September 30, 2012, our guarantee was $1 million.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2012 and March 31, 2012, we are not involved in any unconsolidated SPE transactions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the six months ended September 30, 2012, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2012.

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
The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012 and in Part II, "Item 1A. Risk Factors" in this Form 10-Q.
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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2012 consolidated balance sheet.

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

A key component of our conversion model is the use of derivative instruments on projected aluminum requirements to preserve our conversion margin. We enter into forward metal purchases simultaneous with the sales contracts that contain fixed metal prices. These forward metal purchases directly hedge the economic risk of future metal price fluctuation associated with these contracts. The recognition of unrealized gains and losses on metal derivative positions typically precedes customer delivery and revenue recognition under the related fixed forward priced contracts. The timing difference between the recognition of unrealized gains and losses on metal derivatives and recognition of revenue impacts "Income (loss) before income taxes" and "Net income (loss)." Gains and losses on metal derivative contracts are not recognized in segment income until realized.

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
Sensitivities
We estimate that a 10% increase in LME aluminum prices would result in a $52 million pre-tax loss related to the change in fair value of our aluminum contracts as of September 30, 2012.
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the three months ended September 30, 2012, natural gas and electricity represented approximately 86% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. As of September 30, 2012, we have a nominal amount of forward purchases outstanding related to natural gas.
A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet approximately 66% of our total electricity requirements for our smelter operations. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.
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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2012, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$—
Natural Gas	(10)%	(1)

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2012, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(47)
Euro	10%	(19)
Korean won	(10)%	(5)
Canadian dollar	(10)%	(1)
British pound	(10)%	(5)
Swiss franc	(10)%	(4)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Prior to the completion of the December 17, 2010 refinancing transactions, we had USD LIBOR based interest rate swaps that were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited, which resulted in de-designation. The 2011 Term Loan Facility contains a floor feature of the higher of LIBOR or 100 basis points plus a spread that ranges from 2.75% to 3.00%. As of September 30, 2012, this floor feature was in effect, changing our variable rate debt to fixed rate debt with a spread of 3%. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

Due to the floor feature of our 2011 Term Loan Facility mentioned above, a 10 basis point increase in the interest rates on our outstanding variable rate debt as of September 30, 2012, would have no impact on our annual pre-tax income. To be above the 2011 Term Loan Facility floor feature, as of September 30, 2012, interest rates would have to increase by 64 basis points (bp). From time to time, we have used interest rate swaps to manage our debt cost. As of September 30, 2012, there were no USD LIBOR based interest rate swaps outstanding.

In January 2012, in Korea, we entered into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 7 - Debt for further information.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2012, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
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

We are in the process of implementing an enterprise resource planning, or ERP, system to enhance operating efficiencies and provide more effective management of our business operations. The implementation could cause temporary business interruption that could adversely impact our operating results and ability to report quarterly results in a timely manner and comply with existing covenants in all our debt agreements. We are investing significant financial and personnel resources into this project. However, there is no assurance that the new ERP will operate as designed during the initial months following system cutover, which could result in an adverse impact on our operating results, cash flows and financial condition.

Loss of our key management and other personnel, or an inability to attract and retain such management and other personnel, could adversely impact our business.

We employ all of our senior executive officers and other highly-skilled key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment rights. An important component of our compensation package to these key employees is in the form of long-term incentive awards tied to the stock price of our parent company, Hindalco Industries Limited.  Because of the significant decline in Hindalco's stock price during the past two years, the exercise price of a substantial number of long-term incentive awards granted in the last few years exceeds the market price of Hindalco's stock.  As a result, this important component of our compensation package has little or no retention value for many of our key employees.  Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and if our highly skilled key employees leave us, we may be unable to promptly attract and retain qualified replacement personnel, which could result in our inability to improve manufacturing operations, conduct research activities successfully, develop marketable products, execute expansion projects, and compete effectively for our share of the growth in key markets.

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

4.1
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

4.2
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH, and The Bank of New York Mellon Trust Company, N.A., as Trustee dated as of August 8, 2012 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

10.1
Amendment No. 2 to Credit Facility, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A., as Administrative Agent

10.2
Increase Joinder Agreement, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors Party thereto, Bank of America, N.A., as Administrative Agent and the Lenders Signatory thereto

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
Date: November 6, 2012

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

4.1
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

4.2
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH, and The Bank of New York Mellon Trust Company, N.A., as Trustee dated as of August 8, 2012 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

10.1
Amendment No. 2 to Credit Facility, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A., as Administrative Agent

10.2
Increase Joinder Agreement, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors Party thereto, Bank of America, N.A., as Administrative Agent and the Lenders Signatory thereto

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