Form 10-Q
period 2012-12-31
Novelis Inc.
filed 2013-02-12
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2013, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net sales	$2,321	$2,462	$7,312	$8,455
Cost of goods sold (exclusive of depreciation and amortization)	2,036	2,224	6,315	7,481
Selling, general and administrative expenses	101	95	305	281
Depreciation and amortization	76	79	218	249
Research and development expenses	11	10	36	34
Interest expense and amortization of debt issuance costs	76	74	223	228
Gain on assets held for sale	—	—	(3)	—
Restructuring charges, net	5	1	26	31
Equity in net loss of non-consolidated affiliates	10	4	15	9
Other income, net	(8)	(4)	(36)	(96)
	2,307	2,483	7,099	8,217
Income (loss) before income taxes	14	(21)	213	238
Income tax provision (benefit)	11	(10)	69	42
Net income (loss)	3	(11)	144	196
Net income attributable to noncontrolling interests	—	1	1	26
Net income (loss) attributable to our common shareholder	$3	$(12)	$143	$170
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In millions)

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income (loss)	$3	$—	$3	$(12)	$1	$(11)
Other comprehensive income (loss):
Currency translation adjustment	50	—	50	(48)	5	(43)
Net change in fair value of effective portion of cash flow hedges	41	—	41	54	(2)	52
Net change in pension and other benefits	5	—	5	3	—	3
Other comprehensive income before income tax effect	96	—	96	9	3	12
Income tax provision related to items of other comprehensive income	14	—	14	18	—	18
Other comprehensive income (loss), net of tax	82	—	82	(9)	3	(6)
Comprehensive income (loss)	$85	$—	$85	$(21)	$4	$(17)

	Nine Months Ended December 31, 2012			Nine Months Ended December 31, 2011
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$143	$1	$144	$170	$26	$196
Other comprehensive income (loss):
Currency translation adjustment	16	—	16	(128)	(9)	(137)
Net change in fair value of effective portion of cash flow hedges	(17)	—	(17)	(80)	(2)	(82)
Net change in pension and other benefits	35	—	35	6	—	6
Other comprehensive income (loss) before income tax effect	34	—	34	(202)	(11)	(213)
Income tax provision (benefit) related to items of other comprehensive income (loss)	3	—	3	(27)	—	(27)
Other comprehensive income (loss), net of tax	31	—	31	(175)	(11)	(186)
Comprehensive income (loss)	$174	$1	$175	$(5)	$15	$10
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	December 31, 2012	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$340	$317
Accounts receivable, net
— third parties (net of allowances of $5 as of December 31, 2012 and March 31, 2012)	1,271	1,331
— related parties	28	36
Inventories	1,222	1,024
Prepaid expenses and other current assets	80	61
Fair value of derivative instruments	59	99
Deferred income tax assets	145	151
Assets held for sale	10	81
Total current assets	3,155	3,100
Property, plant and equipment, net	2,989	2,689
Goodwill	611	611
Intangible assets, net	668	678
Investment in and advances to non–consolidated affiliates	659	683
Fair value of derivative instruments, net of current portion	4	2
Deferred income tax assets	91	74
Other long–term assets
— third parties	176	168
— related parties	14	16
Total assets	$8,367	$8,021
LIABILITIES AND EQUITY
Current liabilities
Current portion of long–term debt	$28	$23
Short–term borrowings	421	18
Accounts payable
— third parties	1,096	1,245
— related parties	45	51
Fair value of derivative instruments	84	95
Accrued expenses and other current liabilities	447	476
Deferred income tax liabilities	30	34
Liabilities held for sale	1	57
Total current liabilities	2,152	1,999
Long–term debt, net of current portion	4,441	4,321
Deferred income tax liabilities	546	581
Accrued postretirement benefits	666	687
Other long–term liabilities	274	310
Total liabilities	8,079	7,898
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012	—	—
Additional paid–in capital	1,654	1,659
Accumulated deficit	(1,236)	(1,379)
Accumulated other comprehensive loss	(160)	(191)
Total equity of our common shareholder	258	89
Noncontrolling interests	30	34
Total equity	288	123
Total liabilities and equity	$8,367	$8,021
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Nine Months Ended December 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$144	$196
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	218	249
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	11	(67)
Gain on assets held for sale	(3)	—
Deferred income taxes	3	11
Write–off and amortization of fair value adjustments, net	18	20
Equity in net loss of non–consolidated affiliates	15	9
(Gain) loss on foreign exchange remeasurement of debt	(5)	16
Loss on sale of assets	1	1
Non-cash impairment charges	3	14
Amortization of debt issuance costs	13	12
Other, net	(5)	(9)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from acquisitions and divestitures):
Accounts receivable	78	152
Inventories	(193)	193
Accounts payable	(139)	(426)
Other current assets	(23)	(16)
Other current liabilities	(83)	(123)
Other noncurrent assets	(18)	14
Other noncurrent liabilities	(13)	(41)
Net cash provided by operating activities	22	205
INVESTING ACTIVITIES
Capital expenditures	(538)	(297)
Proceeds from sales of assets, third party, net	18	11
Proceeds from sale of assets, related party	2	—
Proceeds from investment in and advances to non–consolidated affiliates, net	1	1
Proceeds (outflow) from related party loans receivable, net	2	(5)
Proceeds from settlement of other undesignated derivative instruments, net	10	95
Net cash used in investing activities	(505)	(195)
FINANCING ACTIVITIES
Proceeds from issuance of debt	296	274
Principal payments	(93)	(16)
Short–term borrowings, net	304	211
Dividends, noncontrolling interest	(2)	(1)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	(9)	(343)
Debt issuance costs	(3)	(2)
Net cash provided by financing activities	493	123
Net increase in cash and cash equivalents	10	133
Effect of exchange rate changes on cash	13	(8)
Cash and cash equivalents — beginning of period	317	311
Cash and cash equivalents — end of period	$340	$436

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2012	1,000	$—	$1,659	$(1,379)	$(191)	$34	$123
Net income attributable to our common shareholder	—	—	—	143	—	—	143
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	16	—	16
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $8 included in AOCI	—	—	—	—	(9)	—	(9)
Change in pension and other benefits, net of tax provision of $11 included in AOCI	—	—	—	—	24	—	24
Noncontrolling interest cash dividends	—	—	—	—	—	(1)	(1)
Acquisition of noncontrolling interest in Novelis Korea Ltd	—	—	(5)	—	—	(4)	(9)
Balance as of December 31, 2012	1,000	$—	$1,654	$(1,236)	$(160)	$30	$288
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
Description of Business and Basis of Presentation
Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs). As of December 31, 2012, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in ten of these plants. Additionally, we are investing in an aluminum automotive heat treatment plant in China, which is expected to be operational in late calendar year 2014. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
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
Recently Issued Accounting Standards
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities and in January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The requirements are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. We are currently evaluating the potential impact, if any, of the adoption of ASU No. 2011-11 and ASU No. 2013-01 on our consolidated financial statements and disclosures.
In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendment requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those annual periods. The guidance will be applied prospectively. We will adopt this standard in our interim period ending June 30, 2013. The adoption of this standard will have no impact on our consolidated financial position or results of operations, but will require additional disclosure.

2.    RESTRUCTURING PROGRAMS
“Restructuring charges, net” for the nine months ended December 31, 2012 and 2011 were $26 million and $31 million, which included $1 million and $14 million of non-cash asset impairments that were not recorded through the restructuring reserve, respectively. The following table summarizes our restructuring liability activity by segment (in millions).

	Europe	North America	Asia	South America	Corporate	Total Restructuring Liabilities
Balance as of March 31, 2012	$19	$5	$—	$2	$2	$28
Provisions	10	15	—	—	—	25
Cash payments	(16)	(13)	—	(1)	—	(30)
Foreign currency translation and other	(1)	—	—	—	—	(1)
Balance as of December 31, 2012	$12	$7	$—	$1	$2	$22
As of December 31, 2012, $21 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $1 million was classified as long-term and was included in "Other long-term liabilities" on our condensed consolidated balance sheets.
Europe
Total “Restructuring charges, net” for the nine months ended December 31, 2012 consisted of the following: $7 million related to restructuring actions resulting from the sale of our three foil plants in France, Luxembourg and Germany; $2 million of severance across our European plants and other exit costs related to restructuring actions initiated in prior years; and $1 million in environmental remediation costs related to plants that were sold prior to our spin-off from Alcan. For the nine months ended December 31, 2012, we made $14 million in severance payments and $2 million in other exit related payments related to these restructuring actions and other previously announced separation programs.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

As of December 31, 2012, the restructuring liability balance of $12 million was comprised of $11 million of severance costs and $1 million of environmental remediation liabilities and other costs.
North America
Total “Restructuring charges, net” for the nine months ended December 31, 2012 were $16 million, which consisted primarily of the following: $6 million of severance and other costs related to the closure of our Saguenay Works facility; $7 million of one-time termination benefits associated with our decision to relocate our primary research and development operations to Kennesaw, Georgia; $2 million of contract termination costs related to our exit from the Evermore joint venture with Alcoa, Inc. during the second quarter of fiscal year 2013; and $1 million of non-cash asset impairments that were not recorded through the restructuring reserve related to our exit from Evermore. For the nine months ended December 31, 2012, we made $10 million in severance payments related to previously announced separation programs and $3 million in payments for other exit related costs.
As of December 31, 2012, the restructuring liability balance of $7 million was comprised of $5 million of severance costs and $2 million of other costs.
South America
As of December 31, 2012, the restructuring liability balance of $1 million was comprised primarily of environmental remediation liabilities. For the nine months ended December 31, 2012, we made payments of approximately $1 million for other exit related costs, including environmental remediation.
In January 2013, we approved plans to close one of our two primary aluminum smelter lines. The closure is expected to take place in April 2013 and is another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products. We estimate the restructuring costs that will be recorded related to this plan will not have a material impact on our financial statements.
Corporate
As of December 31, 2012, the restructuring liability balance of $2 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta, Georgia and other contract termination fees.

3.    INVENTORIES
Inventories consisted of the following (in millions).

	December 31, 2012	March 31, 2012
Finished goods	$288	$207
Work in process	403	380
Raw materials	428	340
Supplies	103	97
Inventories	$1,222	$1,024

4.    ASSETS HELD FOR SALE
During the nine months ended December 31, 2012, we sold three aluminum foil and packaging plants in our Europe segment to American Industrial Acquisition Corporation (AIAC). The transaction included foil rolling and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction was a step in aligning our growth strategy of supplying aluminum flat-rolled products ("FRP") to the higher-volume, premium markets of beverage cans, automobiles and specialty products. As of March 31, 2012 we classified the respective assets and liabilities of these plants as “Assets held for sale” and “Liabilities held for sale” in the consolidated balance sheet. There were no assets or liabilities held for sale related to the sale of these plants as of December 31, 2012. During the nine months ended December 31, 2012, we received cash proceeds of $22 million related to the sale.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

During the nine months ended December 31, 2012, we recorded a gain on the disposal of these assets and liabilities of $3 million, which was recorded as “Gain on assets held for sale” in the condensed consolidated statement of operations. During the year ended March 31, 2012, we recorded an estimated loss on the disposal of these assets and liabilities of $111 million, which was included in “Loss on assets held for sale” in the consolidated statement of operations.
Additionally, during the three months ended December 31, 2012, we made the decision to sell our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco. We expect the transaction to close in the fourth quarter of fiscal 2013 or first quarter of fiscal 2014. As of December 31, 2012, we classified the related assets and liabilities as “Assets held for sale” and “Liabilities held for sale” in the consolidated balance sheet. The net assets held for sale are recorded at their carrying amount, which is less than their estimated fair value less cost to sell.

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	December 31, 2012	March 31, 2012
Assets held for sale
Accounts receivable	—	53
Inventories	1	17
Prepaid expenses and other current assets	—	3
Property, plant and equipment, net	9	8
Total assets held for sale	$10	$81

Liabilities held for sale
Accounts payable	—	23
Accrued expenses and other current liabilities	—	20
Accrued postretirement benefits	—	10
Other liabilities	1	4
Total liabilities held for sale	$1	$57

5.    CONSOLIDATION

Purchase of Noncontrolling Interest in Novelis Korea Limited

During the quarter ended December 31, 2012, we acquired 0.75% of the outstanding noncontrolling interest shares of Novelis Korea Limited for $9 million. The transaction resulted in our ownership of substantially all of the outstanding shares of Novelis Korea Limited and was recorded as a reduction to equity of $9 million.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

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

	December 31, 2012	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$—	$2
Accounts receivable	20	20
Inventories	46	42
Total current assets	66	64
Property, plant and equipment, net	18	15
Goodwill	12	12
Deferred income taxes	63	63
Other long-term assets	3	3
Total assets	$162	$157
Liabilities
Current liabilities
Accounts payable	$22	$24
Accrued expenses and other current liabilities	11	11
Total current liabilities	33	35
Accrued postretirement benefits	147	145
Other long-term liabilities	3	2
Total liabilities	$183	$182

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with our non-consolidated affiliates, which we classify as related party transactions and balances. The following table summarizes our share of the condensed results of operations of these non-consolidated affiliates, which we account for using the equity method, and also describes the nature and amounts of significant transactions that we had with these non-consolidated affiliates (in millions). These results include the incremental depreciation and amortization expense, net of tax, of $4 million for the three months ended December 31, 2012 and 2011 and $12 million for the nine months ended December 31, 2012 and 2011. This incremental expense was recorded as a result of purchase accounting adjustments recorded in connection with Hindalco's purchase of Novelis.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net sales	$61	$61	$181	$188
Costs, expenses and provisions for taxes on income	71	65	196	197
Net loss	$(10)	$(4)	$(15)	$(9)
Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$61	$61	$181	$188

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

As of December 31, 2012, we had a $14 million long-term related party loan receivable and $28 million in "Accounts receivable, net - related parties" from Alunorf. In the three and nine months ended December 31, 2012 and 2011, we earned less than $1 million of interest income on the outstanding loan receivable.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of December 31, 2012, our guarantee was $1 million.
The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances.

	December 31, 2012	March 31, 2012
Accounts receivable	$28	$33
Other long-term assets	$14	$16
Accounts payable	$45	$51
Transactions with Hindalco
We occasionally have related party transactions with our parent company, Hindalco. During the nine months ended December 31, 2012, we recorded “Net Sales” and collected cash proceeds of $4 million between Novelis and our parent related to sales of aluminum coils. We did not record any "Net Sales" to Hindalco during the three months ended December 31, 2012.
Novelis U.K. Limited entered into agreements with Hindalco to sell certain aluminum rolling equipment previously used in the operation of our plant located at Bridgnorth, England. We believe the terms of this transaction are comparable to the terms that would have been reached with a third party on an arms-length basis. In the nine months ended December 31, 2012, Hindalco purchased $2 million of equipment related to the agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

7.    DEBT
Debt consisted of the following (in millions).

	December 31, 2012					March 31, 2012
	Interest Rates(A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	3.63%	$421	$—		$421	$18	$—		$18
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	4.00%	1,772	(31)	(B)	1,741	1,705	(37)	(B)	1,668
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
7.25% Senior Notes, due February 2015	7.25%	—	—		—	74	2		76
Novelis Korea Limited
Loans, due December 2014 through December 2015	3.81%	155	—		155	44	—		44
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 37 million)	7.50%	41	(2)		39	45	(2)		43
Novelis do Brasil Ltda.
BNDES loans, due December 2018 through April 2021	6.18%	17	(3)		14	15	(4)		11
Novelis Inc.
Capital lease obligations, due July 2017	3.64%	12	—		12	—	—		—
Other
Other debt, due through December 2020	4.21%	8	—		8	2	—		2
Total debt — third parties		4,926	(36)		4,890	4,403	(41)		4,362
Less: Short term borrowings		(421)	—		(421)	(18)	—		(18)
Current portion of long term debt		(28)	—		(28)	(23)	—		(23)
Long-term debt, net of current portion — third parties:		$4,477	$(36)		$4,441	$4,362	$(41)		$4,321

(A)
Interest rates are as of December 31, 2012 and exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis, the debt exchange completed in fiscal 2009, the series of refinancing transactions we completed in fiscal 2011, and the additional borrowing in fiscal 2012.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of December 31, 2012 for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2012	Amount
Short-term borrowings and Current portion of long-term debt due within one year	$449
2 years	75
3 years	139
4 years	28
5 years	2,813
Thereafter	1,422
Total	$4,926

Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).
Also, on December 17, 2010, we commenced a cash tender offer and consent solicitation for our 7.25% Senior Notes due 2015 (the 7.25% Notes) and our 11.5% Senior Notes due 2015 (the 11.5% Notes). The entire $185 million aggregate outstanding principal amount of the 11.5% Notes was tendered and redeemed. Of the $1.1 billion aggregate principal amount of the 7.25% Notes, $74 million was not redeemed. The 7.25% Notes that remained outstanding were no longer subject to substantially all of the restrictive covenants and certain events of default originally included in the indenture for the 7.25% Notes. On October 12, 2012, we elected to call all of the outstanding 7.25% Notes. We made payment to the holders of the remaining 7.25% Notes and retired them during the third quarter of fiscal year 2013.
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc., a division of the McGraw-Hill Companies, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended. As of December 31, 2012, we were in compliance with the covenants in the Notes.
Senior Secured Credit Facilities
As of December 31, 2012, the senior secured credit facilities consist of (1) a $1.5 billion six-year secured, an incremental $225 million five-year secured, and an incremental $80 million four-year secured term loan credit facility that we entered into during the third quarter of fiscal 2013, due March 2017 (collectively referred to as Term Loan Facility) and (2) an $800 million five-year asset based loan facility (ABL Facility) that may be increased by an additional $200 million.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

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
In addition, under the ABL Facility, if (a) our excess availability under the ABL Facility is less than the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitment at any time and (y) the then applicable borrowing base and (ii) $90 million, at any time or (b) any event of default has occurred and is continuing, we are required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 until (1) such excess availability has subsequently been at least the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitments at such time and (y) the then applicable borrowing base for 30 consecutive days and (ii) $90 million and (2) no default is outstanding during such 30 day period. As of December 31, 2012, we were in compliance with the covenants in the senior secured credit facilities.
Korean Bank Loans
From December 2011 through December 2012, Novelis Korea Limited (Novelis Korea) entered into nine separate loan agreements with various banks. As of December 31, 2012, we had $202 million (KRW 216 billion) outstanding under these agreements. Of this amount $155 million (KRW 166 billion) was recorded in long term debt and $47 million (KRW 50 billion) was recorded in short term borrowings. One of the loans has a fixed interest rate of 3.61% and a maturity of December 2015 and all other loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.88% to 1.41% with maturity dates ranging from December 2013 to December 2015.
Short-Term Borrowings and Lines of Credit
Novelis do Brasil Ltda. (Novelis Brazil) entered into a series of short-term loans (Novelis Brazil loan) with local banks. As of December 31, 2012, total borrowings under this agreement were $69 million.
As of December 31, 2012, our short-term borrowings were $421 million consisting of $295 million of short-term loans under our ABL Facility, $10 million in bank overdrafts, $47 million (KRW 50 billion) in Novelis Korea bank loans, and $69 million in short term loans under the Novelis Brazil loan. The weighted average interest rate on our total short-term borrowings was 3.63% and 4.83% as of December 31, 2012 and March 31, 2012, respectively.
As of December 31, 2012, $27 million of the ABL Facility was utilized for letters of credit, and we had $435 million in remaining availability under the ABL Facility. As of December 31, 2012, we had $36 million of outstanding letters of credit in Korea which are not related to the ABL Facility.
BNDES Loans
From February 2011 through September 2012, Novelis Brazil entered into 26 loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of December 31, 2012, we had $17 million (BRL 36 million) outstanding under the BNDES loan agreements at a current weighted average rate of 6.18% with maturity dates of December 2018 through April 2021.
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
Total compensation expense related to SARs and RSUs under the long term incentive plans for the respective periods is presented in the table below (in millions). These amounts were included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2014, 2015 and 2016 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs was recorded for the three and nine months ended December 31, 2012 and 2011.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
2009 LTIP	$—	$—	$—	$2
2010 LTIP	1	(1)	1	(2)
2011 LTIP	—	—	—	(3)
2012 LTIP	1	—	—	1
2013 LTIP	1	—	3	—
Total compensation (income) expense	$3	$(1)	$4	$(2)

The tables below show the RSUs activity under our 2013 LTIP, 2012 LTIP and 2011 LTIP and the SARs activity under our 2013 LTIP, 2012 LTIP, 2011 LTIP, 2010 LTIP and 2009 LTIP.

2013 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	—	—	$—
Granted	1,971,614	109.58	—
Forfeited/Cancelled	(13,493)	109.58
RSUs outstanding as of December 31, 2012	1,958,121	109.58	$1

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2013 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	—	—	—	$—
Granted	16,687,535	109.58	—	—
Forfeited/Cancelled	(114,199)	109.58	—
SARs outstanding as of December 31, 2012	16,573,336	109.58	6.4	$—

2012 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	878,675	186.02	$2
Forfeited/Cancelled	(29,540)	176.19
RSUs outstanding as of December 31, 2012	849,135	186.13	$2

2012 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	6,688,717	186.05	6.1	$—
Forfeited/Cancelled	(414,781)	178.17	—
SARs outstanding as of December 31, 2012	6,273,936	186.12	5.4	$—

2011 LTIP - RSUs	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	802,149	149.01	$2
Forfeited/Cancelled	(29,025)	152.14
RSUs outstanding as of December 31, 2012	773,124	148.98	$2

2011 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	6,303,848	149.01	5.1	$—
Forfeited/Cancelled	(390,145)	158.48
SARs outstanding as of December 31, 2012	5,913,703	148.83	4.4	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2010 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	8,171,586	88.37	4.2	$7
Exercised	(359,789)	85.79
Forfeited/Cancelled	(319,278)	87.39
SARs outstanding as of December 31, 2012	7,492,519	88.53	3.5	$6

2009 LTIP - SARs	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	4,845,652	60.50	3.2	$7
Exercised	(1,454,683)	60.50
Forfeited/Cancelled	(403,172)	60.50
SARs outstanding as of December 31, 2012	2,987,797	60.50	2.5	$4
The fair value of each unvested SAR was based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The value of each vested SAR is remeasured at fair value each reporting period based on the excess of the current stock price over the exercise price, not to exceed the maximum payout as defined by each plan. The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria. The fair value of each unvested SAR under the 2013 LTIP, 2012 LTIP, 2011 LTIP, and 2010 LTIP was estimated as of December 31, 2012 using the following assumptions:

	2013 LTIP	2012 LTIP	2011 LTIP	2010 LTIP
Risk-free interest rate	8.12%	8.06%	8.03%	7.98%
Dividend yield	1.19%	1.19%	1.19%	1.19%
Volatility	51%	53%	54%	40%
As of December 31, 2012, 12,035,798 SARs were exercisable. Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) was $19 million, which is expected to be realized over a weighted average period of 2.5 years. Unrecognized compensation expense was less than $1 million related to 2011 RSUs, $1 million related to 2012 RSUs, and $4 million related to 2013 RSUs which will be recognized over the remaining vesting period of 0.5, 1.5 and 2.5 years, respectively.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011
Service cost	$11	$10	$2	$2
Interest cost	16	17	2	3
Expected return on assets	(16)	(16)	—	—
Amortization — losses	8	2	1	—
Amortization — prior service costs	(1)	—	—	—
Net periodic benefit cost	$18	$13	$5	$5

	Pension Benefit Plans		Other Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Service cost	$33	$30	$7	$6
Interest cost	49	51	7	8
Expected return on assets	(48)	(47)	—	—
Amortization — losses	22	8	2	1
Amortization — prior service cost	(2)	(1)	—	—
Net periodic benefit cost	$54	$41	$16	$15

The expected long-term rate of return on plan assets is 6.40% in fiscal 2013.

On June 28, 2012, the Company adopted and communicated an amendment to a U.S. nonunion benefit plan which reduced postretirement life insurance benefits to retirees and eliminated the postretirement life insurance benefits for active employees. The plan remeasurement resulted in the Company recognizing a negative plan amendment and a curtailment gain of $14 million which was recorded as an adjustment to “Accumulated other comprehensive loss” during the first quarter of fiscal 2013. The plan amendment will reduce other post-retirement benefit expense after initial recognition.

On August 1, 2012, the Company closed its Saguenay Works facility in Quebec, Canada and offered these employees certain options related to their pension plan and other postretirement benefits. The pension plan remeasurement resulted in the Company recognizing a net curtailment gain of less than $1 million which was recorded as an adjustment to “Accumulated other comprehensive loss” during the second quarter of fiscal 2013. This curtailment gain will reduce other post-retirement benefit expense after initial recognition.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Funded pension plans	$15	$10	$33	$31
Unfunded pension plans	3	3	10	10
Savings and defined contribution pension plans	4	5	14	15
Total contributions	$22	$18	$57	$56
During the remainder of fiscal 2013, we expect to contribute an additional $15 million to our funded pension plans, $4 million to our unfunded pension plans and $7 million to our savings and defined contribution plans.

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses were included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(11)	$(1)	$(21)	$15
Loss released from accumulated other comprehensive income	—	1	1	1
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	9	(4)	10	(11)
Currency (gains) losses, net	$(2)	$(4)	$(10)	$5

The following currency gains (losses) were included in “AOCI,” net of tax and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Nine Months Ended December 31, 2012	Year Ended March 31, 2012
Cumulative currency translation adjustment — beginning of period	$23	$114
Effect of changes in exchange rates	27	(79)
Sale of investment in foreign entities	$(11)	$(12)
Cumulative currency translation adjustment — end of period	$39	$23

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The fair values of our financial instruments and commodity contracts as of December 31, 2012 and March 31, 2012 were as follows (in millions).

	December 31, 2012
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$5	$—	$(11)	$—	$(6)
Currency exchange contracts	11	3	(8)	(4)	2
Energy contracts	—	—	(1)	—	(1)
Net Investment hedges
Currency exchange contracts	1	—	—	—	1
Fair value hedges
Aluminum contracts	2	1	(2)	—	1
Total derivatives designated as hedging instruments	19	4	(22)	(4)	(3)
Derivatives not designated as hedging instruments
Aluminum contracts	24	—	(32)	—	(8)
Currency exchange contracts	16	—	(19)	(3)	(6)
Energy contracts	—	—	(11)	(22)	(33)
Total derivatives not designated as hedging instruments	40	—	(62)	(25)	(47)
Total derivative fair value	$59	$4	$(84)	$(29)	$(50)

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
We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. Such exposures do not extend beyond two years in length. For the three months ended December 31, 2012, we recognized losses on changes in fair value of derivative contracts of $1 million and gains on changes in the fair value of designated hedged items of $1 million in sales revenue, and no ineffectiveness. For the nine months ended December 31, 2012, we recognized losses on changes in fair value of derivative contracts of $6 million and gains on changes in the fair value of designated hedged items of $4 million in sales revenue, and ineffectiveness losses of $2 million in "Other (income) expense, net". We had 24 kt and 32 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2012 and March 31, 2012, respectively.
We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. Such exposures do not extend beyond three years in length. We had 9 kt and 16 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of December 31, 2012 and March 31, 2012, respectively.
We identify and designate certain aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Price risk exposure arises due to fixed costs associated with our smelter operations in South America. Price risk exposure also arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Such exposures do not

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

extend beyond 1.5 years in length. We had 206 kt and 144 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of December 31, 2012 and March 31, 2012, respectively.
The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of December 31, 2012 and March 31, 2012, we had 70 kt and 42 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than seven months. The following table summarizes our notional amount (in kt).

	December 31, 2012	March 31, 2012
Hedge Type
Purchase (Sale)
Cash flow purchases	9	16
Cash flow sales	(206)	(144)
Fair value	24	32
Not designated	(70)	(42)
Total	(243)	(138)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $741 million and $976 million of outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2012 and March 31, 2012, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $16 million and $123 million of outstanding foreign currency forwards designated as net investment hedges as of December 31, 2012 and March 31, 2012, respectively. No amounts related to net investment hedges were recorded in "Other comprehensive income (loss)" (OCI) for the nine months ended December 31, 2012.We recorded gains of $5 million related to net investment hedges in "Other comprehensive income (loss)" (OCI) for the nine months ended December 31, 2011. For the quarter ended December 31, 2012 and December 31, 2011, we recorded losses of $1 million and gains of $2 million, respectively, related to net investment hedges in OCI. There was no ineffectiveness on net investment hedges recorded for the three and nine months ended December 31, 2012 and December 31, 2011.
As of both December 31, 2012 and March 31, 2012, we had outstanding currency exchange contracts with a total notional amount of $1.8 billion and $1.4 billion, respectively, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the fourth quarter of fiscal 2013.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1 million of notional megawatt hours remained outstanding as of December 31, 2012, and the fair value of this swap was a liability of $33 million as of December 31, 2012.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 3.3 million MMBTUs designated as cash flow hedges as of December 31, 2012, and the fair value of these swaps was a liability of $1 million. There were no natural gas swaps designated as cash flow hedges as of March 31, 2012. As of December 31, 2012 and March 31, 2012, we had 0.9 million MMBTUs and 6.6 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. The fair value as of December 31, 2012 was a liability of less than one million for these swaps. Such exposures do not extend beyond 1.5 years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Interest Rate
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
We periodically enter into interest rate swap contracts to manage our exposure to changes in the benchmark KRW 3M-CD interest rate. As of December 31, 2012, we swapped $99 million (KRW 106 billion) floating rate loans to a weighted average fixed rate of 4.11%. All swaps expire concurrent with the maturity of the related loans. As of December 31, 2012 and March 31, 2012, $99 million (KRW106 billion) and $44 million (KRW50 billion) were designated as cash flow hedges.
As of March 31, 2012, we had $220 million of outstanding USD LIBOR based interest rate swaps that matured in April 2012 that were not designated as hedges. As of December 31, 2012, there were no interest rate swaps outstanding that were not designated as hedges.

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in “Other (income) expense, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(1)	$4	$(7)	$85
Currency exchange contracts	(10)	15	(4)	34
Energy contracts (A)	—	(15)	7	(18)
(Loss) gain recognized in "Other (income) expense, net"	(11)	4	(4)	101
Derivative Instruments Designated as Hedges
Gain recognized in "Other (income) expense, net" (B)	3	2	14	7
Total (loss) gain recognized in "Other (income) expense, net"	$(8)	$6	$10	$108
Balance sheet remeasurement currency exchange contracts	$(9)	$3	$(11)	$10
Realized (losses) gains, net	(3)	66	28	136
Unrealized (losses) gains on other derivative instruments, net	4	(63)	(7)	(38)
Total (loss) gain recognized in "Other (income) expense, net"	$(8)	$6	$10	$108

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: forward market premium/discount excluded and hedging relationship ineffectiveness on designated aluminum contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness on fair value hedges involving aluminum derivatives.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). Within the next twelve months, we expect to reclassify $145 million of losses from “AOCI” to earnings.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Aluminum contracts	$15	$7	7	(41)	$3	$—	16	(3)
Currency exchange contracts	9	4	(18)	(50)	1	3	2	11
Energy	—	—	1	—	—	—	—	—
Interest Rate Swaps	(1)	—	(1)	—	—	—	—	—
Total	$23	$11	$(11)	$(91)	$4	$3	$18	$8

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion) Three Months Ended December 31,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion) Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings
	2012	2011	2012	2011
Electricity swap (A)	$(1)	$(1)	$(4)	$(4)	Other (income) expense, net
Aluminum contracts	(14)	(43)	16	(17)	Cost of goods sold
Aluminum contracts	3	4	10	4	Sales
Currency exchange contracts	(6)	(1)	(14)	9	Cost of goods sold and SG&A
Currency exchange contracts	1	(2)	(1)	(2)	Sales
Currency exchange contracts	—	—	(1)	(1)	Other (income) expense, net and Interest Expense
Total	$(17)	$(43)	$6	$(11)

(A)	AOCI related to de-designated electricity swap is amortized to income over the remaining term of the hedged item.

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
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency contracts, aluminum forwards and swaps and certain energy-related forward contracts (e.g., natural gas).
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
The average forward price at December 31, 2012, estimated using the method described above, was $53 per megawatt hour, which represented a $7 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $46 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). As of December 31, 2012 and March 31, 2012, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2012 and March 31, 2012 (in millions).

	December 31, 2012		March 31, 2012
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$32	$(45)	$69	$(58)
Currency exchange contracts	31	(34)	32	(23)
Energy contracts	—	(1)	—	(10)
Total Level 2 Instruments	63	(80)	101	(91)
Level 3 Instruments
Energy contracts	—	(33)	—	(41)
Total Level 3 Instruments	—	(33)	—	(41)
Total	$63	$(113)	$101	$(132)

We recognized unrealized gains of $4 million for the nine months ended December 31, 2012 related to Level 3 financial instruments that were still held as of December 31, 2012. These unrealized gains were included in “Other (income) expense, net.”

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2012	$(41)
Realized/unrealized gain included in earnings(B)	11
Settlements	(3)
Balance as of December 31, 2012	$(33)

(A)	Represents net derivative liabilities.

(B)	Included in “Other (income) expense, net.”

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

	December 31, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$14	$14	$16	$16
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,469	$4,765	$4,344	$4,605

13.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” was comprised of the following (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Foreign currency remeasurement (gains) losses, net (A)	$(2)	$(4)	$(10)	$5
Loss (gain) on change in fair value of other unrealized derivative instruments, net	(4)	63	7	38
Loss (gain) on change in fair value of other realized derivative instruments, net	3	(66)	(28)	(136)
Loss (gain) on sale of assets, net	2	(1)	1	1
(Gain) on litigation settlement in Brazil (B)	—	—	—	(8)
Loss on Brazilian tax litigation, net (C)	2	3	6	10
Interest income	(1)	(3)	(3)	(11)
Gain on business interruption insurance recovery, net (D)	(11)	—	(11)	—
Other, net	3	4	2	5
Other income, net	$(8)	$(4)	$(36)	$(96)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	We received and recognized a gain of $8 million during the three months ended September 30, 2011 as settlement related to a lawsuit we filed against a Brazilian vendor.

(C)	See footnote 15 – Commitments and Contingencies – Brazil Tax Matters for further details.

(D)
We recognized a net gain of $11 million during the three months ended December 31, 2012 related to a business interruption recovery claim. There was a fire at the sole can plant of one of our customers that caused the loss of a supply contract in our North America segment. We recorded the amount as "Accounts receivable, net - third parties" on the balance sheet as of December 31, 2012.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

14.    INCOME TAXES
A reconciliation of the Canadian statutory tax rates to our effective tax rates was as follows (in millions, except percentages).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Pre-tax income (loss) before equity in net income of non-consolidated affiliates and noncontrolling interests	$24	$(17)	$228	$247
Canadian statutory tax rate	26%	27%	26%	27%
Provision at the Canadian statutory rate	6	(5)	59	67
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(1)	—	(6)	(13)
Exchange remeasurement of deferred income taxes	(1)	(1)	(21)	(30)
Change in valuation allowances	15	22	54	61
Expense items not subject to tax	—	(1)	2	2
Dividends not subject to tax	(10)	(10)	(35)	(41)
Enacted tax rate changes	—	—	4	3
Tax rate differences on foreign earnings	1	4	11	12
Uncertain tax positions, net	1	(20)	1	(19)
Other — net	—	1	—	—
Income tax provision (benefit)	$11	$(10)	$69	$42
Effective tax rate	46%	59%	30%	17%
As of December 31, 2012, we had a net deferred tax liability of $340 million. This amount included gross deferred tax assets of approximately $741 million and a valuation allowance of $288 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
During the quarter ended December 31, 2011, we agreed to certain findings presented by taxing authorities related to tax audits in certain jurisdictions for the years 2004 through 2008. As a result of these findings, we reduced our unrecognized tax benefits, including interest, by approximately $23 million. Of this amount, approximately $6 million was settled in cash payments to the tax authorities with the remaining amount recorded as a reduction to the income tax provision.
Tax authorities continue to examine certain of our tax filings for fiscal years 2004 through 2010. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $14 million.

15.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. We have established a liability with respect to contingencies for which a loss is probable and we are able to reasonably estimate such loss. While the ultimate resolution of and liability and costs related to these matters cannot be determined with reasonable certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity.
For certain matters in which the Company is involved, for which a loss is reasonably possible, we are unable to reasonably estimate a loss. For certain other matters where we have not established a liability for which a loss is reasonably possible and the loss is reasonably estimable, we have estimated the aggregated range of loss as $0 to $65 million. This estimated aggregate

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate.

The following describes certain contingencies relating to our business, including those for which we assumed liability as a result of our spin-off from Alcan Inc.
Environmental Matters
We own and operate numerous manufacturing and other facilities in various countries around the world. Our operations are subject to environmental laws and regulations from various jurisdictions, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the remediation of contaminated sites, post-mining reclamation and restoration of natural resources, and employee health and safety. Future environmental regulations may impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements. The cost of meeting these requirements may be significant. Failure to comply with such laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions and other orders, including orders to cease operations.
We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities. We are also involved in claims and litigation filed on behalf of persons alleging exposure to substances and other hazards at our current and former facilities.
With respect to environmental loss contingencies, we record a loss contingency whenever such contingency is probable and reasonably estimable. The evaluation model includes all asserted and unasserted claims that can be reasonably identified including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. Under this evaluation model, the liability and the related costs are quantified based upon the best available evidence regarding actual liability loss and cost estimates. Except for those loss contingencies where no estimate can reasonably be made, the evaluation model is fact-driven and attempts to estimate the full costs of each claim. Management reviews the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
We have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimated that the undiscounted remaining clean-up costs related to our environmental liabilities as of December 31, 2012 were approximately $9 million. Of this amount, $5 million was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of December 31, 2012. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters
As a result of legal proceedings with Brazil’s tax authorities regarding certain taxes, as of December 31, 2012 and March 31, 2012, we had cash deposits aggregating approximately $20 million and $33 million, respectively, with the Brazilian government. These deposits, which were included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.
In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements approximate $128 million and $163 million as of December 31, 2012 and March 31, 2012, respectively. As of December 31, 2012, $13 million and $115 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

accompanying condensed consolidated balance sheets. As of March 31, 2012, $13 million and $150 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $2 million and $3 million for the three months ended December 31, 2012 and 2011, respectively, and $6 million and $10 million for the nine months ended December 31, 2012 and 2011 as “Loss on Brazilian tax litigation, net” which was reported in “Other (income) expense, net.” In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax disputes involving the Brazilian tax authorities.

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
South America. Headquartered in Sao Paulo, Brazil, this segment comprises smelting operations, power generation, aluminum sheet and light gauge products and operates three plants in Brazil.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Selected Segment Financial Information

Total Assets	North America	Europe	Asia	South America	Other and Eliminations	Total
December 31, 2012	$2,759	$2,511	$1,317	$1,626	$154	$8,367
March 31, 2012	$2,644	$2,753	$1,037	$1,493	$94	$8,021

Selected Operating Results Three Months Ended December 31, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$765	$736	$446	$375	$(1)	$2,321
Depreciation and amortization	31	26	14	13	(8)	76
Capital expenditures	39	16	83	45	10	193

Selected Operating Results Three Months Ended December 31, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$912	$804	$398	$321	$27	$2,462
Depreciation and amortization	34	30	13	15	(13)	79
Capital expenditures	29	20	24	50	—	123

Selected Operating Results Nine Months Ended December 31, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$2,591	$2,368	$1,309	$993	$51	$7,312
Depreciation and amortization	90	77	40	38	(27)	218
Capital expenditures	126	42	161	157	52	538

Selected Operating Results Nine Months Ended December 31, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$3,052	$2,916	$1,432	$942	$113	$8,455
Depreciation and amortization	102	97	41	42	(33)	249
Capital expenditures	75	55	62	107	(2)	297

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
North America	$51	$94	$263	$324
Europe	42	24	190	213
Asia	42	43	127	149
South America	50	52	141	134
Depreciation and amortization	(76)	(79)	(218)	(249)
Interest expense and amortization of debt issuance costs	(76)	(74)	(223)	(228)
Adjustment to eliminate proportional consolidation	(11)	(9)	(31)	(34)
Unrealized gain (loss) on change in fair value of derivative instruments, net	4	(63)	(7)	(38)
Realized gains (losses) on derivative instruments not included in segment income	—	(3)	2	(1)
Restructuring charges, net	(5)	(1)	(26)	(31)
Gain on assets held for sale	—	—	3	—
Other costs, net	(7)	(5)	(8)	(1)
Income (loss) before income taxes	14	(21)	213	238
Income tax provision (benefit)	11	(10)	69	42
Net income (loss)	3	(11)	144	196
Net income attributable to noncontrolling interests	—	1	1	26
Net income (loss) attributable to our common shareholder	$3	$(12)	$143	$170
Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Rexam	17%	15%	16%	13%
Anheuser-Busch	12%	11%	12%	10%
Affiliates of Ball Corporation	9%	13%	10%	10%
Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Purchases from Rio Tinto Alcan as a percentage of total	21%	29%	20%	29%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

 17.    SUPPLEMENTAL INFORMATION
“Accumulated other comprehensive (loss) income,” net of tax, consisted of the following (in millions).

	December 31, 2012	March 31, 2012
Currency translation adjustment	$36	$20
Fair value of effective portion of cash flow hedges	(16)	(7)
Pension and other benefits	(180)	(204)
Accumulated other comprehensive loss	$(160)	$(191)
Supplemental cash flow information (in millions):

	Nine Months Ended December 31,
	2012	2011
Interest paid	$257	$266
Income taxes paid	$94	$74
As of December 31, 2012, we recorded $74 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to December 31, 2012. During the nine months ended December 31, 2012, we incurred capital lease obligations of $12 million related to the acquisition of certain computer equipment.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$138	$1,876	$598	$(291)	$2,321
Cost of goods sold (exclusive of depreciation and amortization)	139	1,648	540	(291)	2,036
Selling, general and administrative expenses	(12)	95	18	—	101
Depreciation and amortization	3	58	15	—	76
Research and development expenses	3	8	—	—	11
Interest expense and amortization of debt issuance costs	80	5	—	(9)	76
Restructuring charges, net	3	2	—	—	5
Equity in net loss of non-consolidated affiliates	—	10	—	—	10
Equity in net (income) loss of consolidated subsidiaries	(60)	—	—	60	—
Other (income) expense, net	(23)	(1)	8	8	(8)
	133	1,825	581	(232)	2,307
Income (loss) before income taxes	5	51	17	(59)	14
Income tax provision	2	5	4	—	11
Net income (loss)	3	46	13	(59)	3
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$3	$46	$13	$(59)	$3
Comprehensive income (loss)	$85	$86	$52	$(138)	$85
Comprehensive income (loss) attributable to noncontrolling interest	$—	$—	$—	$—	$—
Comprehensive income (loss) attributable to our common shareholder	$85	$86	$52	$(138)	$85

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$240	$2,044	$579	$(401)	$2,462
Cost of goods sold (exclusive of depreciation and amortization)	241	1,848	535	(400)	2,224
Selling, general and administrative expenses	5	67	23	—	95
Depreciation and amortization	4	60	15	—	79
Research and development expenses	5	5	—	—	10
Interest expense and amortization of debt issuance costs	77	13	(1)	(15)	74
Restructuring charges, net	1	—	—	—	1
Equity in net loss of non-consolidated affiliates	—	4	—	—	4
Equity in net (income) loss of consolidated subsidiaries	(55)	—	—	55	—
Other (income) expense, net	(22)	1	2	15	(4)
	256	1,998	574	(345)	2,483
Income (loss) before taxes	(16)	46	5	(56)	(21)
Income tax provision (benefit)	(4)	(13)	7	—	(10)
Net income (loss)	(12)	59	(2)	(56)	(11)
Net income attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to our common shareholder	$(12)	$59	$(3)	$(56)	$(12)
Comprehensive income (loss)	$(21)	$59	$7	$(62)	$(17)
Comprehensive income attributable to noncontrolling interest	$—	$—	$4	$—	$4
Comprehensive income (loss) attributable to our common shareholder	$(21)	$59	$3	$(62)	$(21)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Nine Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$606	$6,009	$1,819	$(1,122)	$7,312
Cost of goods sold (exclusive of depreciation and amortization)	596	5,199	1,642	(1,122)	6,315
Selling, general and administrative expenses	(19)	266	58	—	305
Depreciation and amortization	10	165	43	—	218
Research and development expenses	8	28	—	—	36
Interest expense and amortization of debt issuance costs	240	11	(2)	(26)	223
(Gain) loss on assets held for sale	(5)	2	—	—	(3)
Restructuring charges, net	10	16	—	—	26
Equity in net loss of non-consolidated affiliates	—	15	—	—	15
Equity in net (income) loss of consolidated subsidiaries	(332)	—	—	332	—
Other (income) expense, net	(50)	(22)	10	26	(36)
	458	5,680	1,751	(790)	7,099
Income (loss) before income taxes	148	329	68	(332)	213
Income tax provision	5	49	15	—	69
Net income (loss)	143	280	53	(332)	144
Net income attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to our common shareholder	$143	$280	$52	$(332)	$143
Comprehensive income (loss)	$174	$259	$104	$(362)	$175
Comprehensive income attributable to noncontrolling interest	$—	$—	$1	$—	$1
Comprehensive income (loss) attributable to our common shareholder	$174	$259	$103	$(362)	$174

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Nine Months Ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$855	$6,971	$2,058	$(1,429)	$8,455
Cost of goods sold (exclusive of depreciation and amortization)	833	6,203	1,874	(1,429)	7,481
Selling, general and administrative expenses	8	223	50	—	281
Depreciation and amortization	14	190	45	—	249
Research and development expenses	22	12	—	—	34
Interest expense and amortization of debt issuance costs	231	42	1	(46)	228
Restructuring charges, net	3	28	—	—	31
Equity in net loss of non-consolidated affiliates	—	9	—	—	9
Equity in net (income) loss of consolidated subsidiaries	(365)	—	—	365	—
Other (income) expense, net	(59)	(76)	(7)	46	(96)
	687	6,631	1,963	(1,064)	8,217
Income (loss) before income taxes	168	340	95	(365)	238
Income tax (benefit) provision	(2)	17	27	—	42
Net income (loss)	170	323	68	(365)	196
Net income attributable to noncontrolling interests	—	—	26	—	26
Net income (loss) attributable to our common shareholder	$170	$323	$42	$(365)	$170
Comprehensive (loss) income	$(5)	$212	$33	$(230)	$10
Comprehensive income attributable to noncontrolling interest	$—	$—	$15	$—	$15
Comprehensive (loss) income attributable to our common shareholder	$(5)	$212	$18	$(230)	$(5)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$154	$186	$—	$340
Accounts receivable, net of allowances
— third parties	35	922	313	1	1,271
— related parties	855	344	31	(1,202)	28
Inventories	67	893	262	—	1,222
Prepaid expenses and other current assets	5	71	4	—	80
Fair value of derivative instruments	12	31	17	(1)	59
Deferred income tax assets	1	142	2	—	145
Assets held for sale	—	10	—	—	10
Total current assets	975	2,567	815	(1,202)	3,155
Property, plant and equipment, net	111	2,149	729	—	2,989
Goodwill	—	600	11	—	611
Intangible assets, net	9	653	6	—	668
Investments in and advances to non-consolidated affiliates	—	659	—	—	659
Investments in consolidated subsidiaries	1,904	—	—	(1,904)	—
Fair value of derivative instruments, net of current portion	—	1	3	—	4
Deferred income tax assets	5	63	23	—	91
Other long-term assets	2,217	287	12	(2,326)	190
Total assets	$5,221	$6,979	$1,599	$(5,432)	$8,367
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$20	$8	$—	$—	$28
Short-term borrowings
— third parties	249	126	46	—	421
— related parties	10	566	—	(576)	—
Accounts payable
— third parties	26	673	397	—	1,096
— related parties	233	358	61	(607)	45
Fair value of derivative instruments	4	64	17	(1)	84
Accrued expenses and other current liabilities	52	359	54	(18)	447
Deferred income tax liabilities	—	30	—	—	30
Liabilities held for sale	—	1	—	—	1
Total current liabilities	594	2,185	575	(1,202)	2,152
Long-term debt, net of current portion
— third parties	4,232	48	161	—	4,441
— related parties	49	2,277	—	(2,326)	—
Deferred income tax liabilities	5	531	10	—	546
Accrued postretirement benefits	58	453	155	—	666
Other long-term liabilities	25	243	6	—	274
Total liabilities	4,963	5,737	907	(3,528)	8,079
Commitments and contingencies
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,654	—	—	—	1,654
Retained earnings (accumulated deficit)	(1,236)	1,450	688	(2,138)	(1,236)
Accumulated other comprehensive income (loss)	(160)	(208)	(26)	234	(160)
Total equity of our common shareholder	258	1,242	662	(1,904)	258
Noncontrolling interests	—	—	30	—	30
Total equity	258	1,242	692	(1,904)	288
Total liabilities and equity	$5,221	$6,979	$1,599	$(5,432)	$8,367

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(274)	$212	$150	$(66)	$22
INVESTING ACTIVITIES
Capital expenditures	(25)	(332)	(181)	—	(538)
Proceeds from sales of assets, net	5	15	—	—	20
Proceeds from investment in and advances to non-consolidated affiliates, net	—	1	—	—	1
Proceeds from related party loans receivable, net	—	2	—	—	2
Proceeds from settlement of other undesignated derivative instruments, net	10	7	(7)	—	10
Net cash provided by (used in) investing activities	(10)	(307)	(188)	—	(505)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	81	73	142	—	296
— related parties	49	9	—	(58)	—
Principal payments
— third parties	(89)	(4)	—	—	(93)
— related parties	—	(26)	—	26	—
Short-term borrowings, net
— third parties	249	55	—	—	304
— related parties	—	(81)	(17)	98	—
Dividends, noncontrolling interests	—	—	(2)	—	(2)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	(9)	—	—	—	(9)
Debt issuance costs	(3)	—	—	—	(3)
Net cash provided by (used in) financing activities	278	26	123	66	493
Net (decrease) increase in cash and cash equivalents	(6)	(69)	85	—	10
Effect of exchange rate changes on cash	—	8	5	—	13
Cash and cash equivalents — beginning of period	6	215	96	—	317
Cash and cash equivalents — end of period	$—	$154	$186	$—	$340

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended December 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(35)	$(108)	$97	$251	$205
INVESTING ACTIVITIES
Capital expenditures	(32)	(197)	(68)	—	(297)
Proceeds from sales of assets, net	—	11	—	—	11
Proceeds from investment in and advances to non-consolidated affiliates, net	—	1	—	—	1
Proceeds from related party loans receivable, net	—	(5)	—	—	(5)
Proceeds from settlement of other undesignated derivative instruments, net	3	76	16	—	95
Net cash used in investing activities	(29)	(114)	(52)	—	(195)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	220	11	43	—	274
— related parties	—	347	—	(347)	—
Principal payments
— third parties	(12)	(4)	—	—	(16)
— related parties	—	(4)	—	4	—
Short-term borrowings, net
— third parties	208	1	2	—	211
— related parties	(7)	(85)	—	92	—
Dividends, noncontrolling interests	—	—	(1)	—	(1)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	(343)	—	—	—	(343)
Debt issuance costs	(2)	—	—	—	(2)
Net cash provided by (used in) financing activities	64	266	44	(251)	123
Net decrease in cash and cash equivalents	—	44	89	—	133
Effect of exchange rate changes on cash	—	(12)	4	—	(8)
Cash and cash equivalents — beginning of period	1	225	85	—	311
Cash and cash equivalents — end of period	$1	$257	$178	$—	$436

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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2012. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle post-consumer aluminum. As of December 31, 2012, we had manufacturing operations in nine countries on four continents, which include 25 operating plants, and recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions, but with the global footprint to service global customers.
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

HIGHLIGHTS

Our performance in the third quarter of fiscal 2013 was unfavorably impacted by disruptions in our North America supply chain related to the implementation of a new enterprise resource planning (ERP) system in two of our plants, as well as pricing pressures we are experiencing in North America, Europe, and Asia. Volumes from our flat-rolled products remained relatively flat in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, due to higher shipments in Europe, Asia, and South America, offset by declines in North America. We remain focused on our global expansion projects which are progressing well, while executing on our global strategy of divesting or closing non-core and underperforming assets.

•
“Net sales” for the three months ended December 31, 2012 were $2.3 billion, a decrease of 6% compared to the $2.5 billion reported in the same period a year ago. "Cost of goods sold (exclusive of depreciation and amortization)" for the three months ended December 31, 2012 were $2.0 billion, a decrease of 8% compared to the $2.2 billion we reported in the same period a year ago. These decreases were primarily the result of lower average aluminum prices and a shift in product mix.

•
We reported "Net income" of $3 million in the three months ended December 31, 2012, compared to a "Net loss" of $11 million in the three months ended December 31, 2011. Included in net income and net loss are pre-tax unrealized gains (losses) on undesignated derivative instruments of a $4 million gain and a $63 million loss, in the three months ended December 31, 2012 and 2011, respectively, which were recorded in our statement of operations in periods prior to the offsetting impact of the hedged exposure. We recorded an income tax provision of $11 million in the three months ended December 31, 2012 compared to an income tax benefit of $10 million in three months ended December 31, 2011.

•
Cash flow provided by operations was $22 million for the nine months ended December 31, 2012 compared to cash flow provided by operations of $205 million for the nine months ended December 31, 2011. The unfavorable variance was the result of 2% lower volumes, unfavorable conversion premiums, higher general and administrative expenses and unfavorable changes in working capital.

•
In December 2012, we commissioned our Pinda facility expansion in Brazil, which will result in approximately 220 kt of additional rolling capacity annually once the facility is operating at full capacity. All of our other strategic expansion projects are progressing well. We spent $538 million on capital expenditures globally for the nine months ended December 31, 2012, which primarily relates to our strategic expansion projects in Oswego, New York; Yeongju, South Korea; Ulsan, South Korea; and Pinda, Brazil and expenditures on implementing a new ERP system. We also broke ground in the third quarter of fiscal 2013 on two additional strategic expansion projects: an aluminum automotive heat treatment plant in China and a new recycling center at our Nachterstedt, Germany facility.

•
We reported available liquidity of $775 million as of December 31, 2012, which is down compared to $1.0 billion as of March 31, 2012. The decline is primarily attributable to the significant investments that we are making to fund our strategic expansion projects.

BUSINESS AND INDUSTRY CLIMATE
We are experiencing significant pricing pressures and increased competition, which are both negatively impacting our profitability. The pricing pressures and competition are most notable in our North America, Europe, and Asia regions. We have also been negatively impacted by a significantly higher local market premium that we must pay for the purchases of aluminum in Asia. Aluminum prices averaged $2,002 per metric tonne during the three months ended December 31, 2012 compared to $2,089 per metric tonne during the three months ended December 31, 2011. We realized an increase in the benefits from the utilization of scrap in the third quarter of fiscal 2013 compared to prior year due to favorable discounts we received on the procurement of scrap as well as the increased use of scrap, partially offset by the decline in average aluminum prices. Demand for our premium product categories has remained strong, particularly our products for the automotive industry which are growing as a result of trends toward lighter weight vehicles.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$3,113	$2,880	$2,462	$2,608	$11,063	$2,550	$2,441	$2,321
Percentage increase (decrease) in net sales versus comparable previous year period	23%	14%	(4)%	(12)%	5%	(18)%	(15)%	(6)%
Rolled product shipments:
North America	288	274	248	254	1,064	266	269	214
Europe	237	227	183	228	875	231	216	186
Asia	152	131	117	124	524	136	142	140
South America	90	88	100	97	375	89	92	107
Total	767	720	648	703	2,838	722	719	647
Beverage and food cans	462	437	404	419	1,722	432	449	423
All other rolled products	305	283	244	284	1,116	290	270	224
Total	767	720	648	703	2,838	722	719	647

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:

	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
North America	4%	(4)%	(5)%	(9)%	(4)%	(8)%	(2)%	(14)%
Europe	2%	—	(12)%	(5)%	(4)%	(3)%	(5)%	2%
Asia	4%	(2)%	(21)%	(18)%	(10)%	(11)%	8%	20%
South America	—	(3)%	3%	(2)%	(1)%	(1)%	5%	7%
Total	3%	(2)%	(9)%	(9)%	(4)%	(6)%	—%	—%
Beverage and food cans	9%	2%	(5)%	(8)%	(1)%	(6)%	3%	5%
All other rolled products	(5)%	(8)%	(16)%	(11)%	(10)%	(5)%	(5)%	(8)%
Total	3%	(2)%	(9)%	(9)%	(4)%	(6)%	—%	—%
Business Model and Key Concepts
Conversion Business Model

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass-through aluminum price based on the London Metal Exchange (LME) plus local market premiums and (ii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product.

Metal Price Lag and Related Hedging Activities

Increases or decreases in the average price of aluminum directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: 1) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs, and 2) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers for non-fixed forward pricing contracts.

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

LME Aluminum Prices
The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three and nine months ended December 31, 2012 and 2011 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2012	2011	Change	2012	2011	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,094	$2,207	(5)%	$2,099	$2,600	(19)%
Average cash price during the period	$2,002	$2,089	(4)%	$1,967	$2,364	(17)%
Closing cash price as of end of period	$2,040	$1,971	4%	$2,040	$1,971	4%
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, revenue recognition, and the realized gains or losses on the derivatives. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income before income taxes” and “Net income.” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized.
Aluminum prices decreased $54 per metric tonne during the third quarter of fiscal year 2013, which resulted in $7 million of net unrealized gains on undesignated metal derivatives. The fluctuating aluminum prices resulted in $8 million of net unrealized losses on undesignated metal derivatives for the nine months ended December 31, 2012.
The benefit we receive from utilizing used beverage cans and scrap are influenced by LME aluminum prices and the spread between the market price for used beverage cans and scrap compared to the price of prime aluminum. Average aluminum prices were $87 per metric tonne lower in the third quarter of fiscal 2013 compared to the same period in the prior year and $397 per metric tonne lower in the first nine months of fiscal 2013 compared to the same period in the prior year. The discounts off prime we received to procure UBCs and scrap were more favorable in the third quarter and year to date of fiscal 2013 compared to the same periods in prior year which more than offsets the unfavorable impact of lower aluminum prices.
See Segment Review below for the impact of metal price lag on each of our segments.

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from the functional currency into the U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and nine months ended December 31, 2012 and 2011:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of		Three Months Ended		Nine Months Ended
	December 31, 2012	March 31, 2012	December 31		December 31
			2012	2011	2012	2011
U.S. dollar per Euro	1.320	1.335	1.305	1.340	1.280	1.402
Brazilian real per U.S. dollar	2.044	1.823	2.061	1.784	2.025	1.674
South Korean won per U.S. dollar	1,071	1,138	1,083	1,136	1,123	1,105
Canadian dollar per U.S. dollar	0.993	0.997	0.995	1.018	0.999	0.991
During the third quarter of fiscal 2013, the U.S. dollar weakened against the Euro and the South Korean won, and slightly strengthened against the Canadian dollar and Brazilian real. As compared to the third quarter of fiscal 2012, in the third quarter of fiscal 2013 the U.S. dollar was on average stronger against the Brazilian real and Euro, while it was weaker against the South Korean won and Canadian dollar. In South Korea the weaker U.S. dollar resulted in favorable foreign exchange translation when comparing the third quarter of fiscal 2013 operating results with third quarter of fiscal 2012, as these operations are recorded in their local currency and translated into the U.S. dollar reporting currency. In Europe the stronger U.S. dollar resulted in unfavorable foreign exchange translation. In Brazil, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our costs are predominately based in the Brazilian real. The stronger U.S. dollar compared to the Brazilian real resulted in a favorable remeasurement of our operating costs into the U.S. dollar in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures and net investment in foreign subsidiaries.
The impact of foreign exchange remeasurement, net of the related hedges, was a $2 million gain and a $10 million gain in the third quarter and first nine months of fiscal 2013, respectively, due primarily to Brazilian real denominated liabilities being remeasured to the U.S. dollar. For other foreign currency hedging programs, the unrealized gains or losses on undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the third quarter of fiscal 2013 and fiscal 2012 resulted in $5 million of unrealized losses and $1 million of unrealized gains on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction. The movement of currency exchange rates during the first nine months of fiscal 2013 and fiscal 2012 resulted in $12 million of unrealized losses and $5 million of unrealized gains on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2011
Our performance in the third quarter of fiscal 2013 compared to the same period in prior year was negatively impacted by disruptions in our North America supply chain related to the implementation of a new ERP system in two of our plants and competitive market conditions in North America, Europe, and Asia. Global shipments of our flat rolled products were relatively unchanged for the three months ended December 31, 2012, when compared to the same period in prior year. We experienced higher shipments for our products in Europe, Asia, and South America which was primarily due to an increase in shipments of our can products. The supply chain disruptions we experienced with the new ERP system and the decline in shipments with a key customer resulted in our North America shipments to be down 14%. “Net sales” were 6% lower driven by a 4% decline in average aluminum prices, as well as lower conversion premiums driven by competitive market conditions.
“Cost of goods sold (exclusive of depreciation and amortization)” declined by 8% due primarily to lower average aluminum prices and an increase in benefits from scrap utilization in Europe, Asia, and South America.
"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" reflect operations of three European foil and packaging plants which were sold in June 2012. The impact of selling the three plants resulted in a favorable impact on European "Segment income" by $3 million in the three months ended December 31, 2012 compared to the same period in prior year.
“Income before income taxes” for the three months ended December 31, 2012 was $14 million, compared to a loss of $21 million in the three months ended December 31, 2011. In addition to the factors noted above, the following items affected “Income before income taxes:”
•"Selling, general and administrative expenses" increased $6 million as a result of higher costs of implementing a new ERP system, wage inflation, and start-up costs related to our strategic expansion projects, partially offset by lower employee incentives;
•“Depreciation and amortization” decreased $3 million as a result of groups of our fixed assets reaching their fully depreciated balances and to certain facility shut-downs over the past several years;
• An $11 million "Gain on business interruption insurance recovery, net" in the third quarter of fiscal 2013, related to an insurance settlement for lost business as a result of a fire that completely destroyed a customer's plant, which is reported as "Other (income) expense, net"; and
•Unrealized gains of $4 million for the three months ended December 31, 2012 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $63 million of losses in the same period in the prior year, which is reported as "Other (income) expense, net." The reduction in this volatility is the result of the Company's implementation of hedge accounting in our derivative transactions.
Our effective tax rate for the three months ended December 31, 2012 was 46%, compared to 59% in the three months ended December 31, 2011.
We reported “Net income attributable to our common shareholder” of $3 million for the three months ended December 31, 2012 as compared to a loss of $12 million for the three months ended December 31, 2011, primarily as a result of the factors discussed above.
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

Selected Operating Results Three Months Ended December 31, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$765	$736	$446	$375	$(1)	$2,321
Shipments
Rolled products	214	186	140	107	—	647
Non-rolled products	7	16	—	24	—	47
Total shipments	221	202	140	131	—	694

Selected Operating Results Three Months Ended December 31, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$912	$804	$398	$321	$27	$2,462
Shipments
Rolled products	248	183	117	100	—	648
Non-rolled products	2	19	6	7	—	34
Total shipments	250	202	123	107	—	682
The following table reconciles changes in “Segment income” for the three months ended December 31, 2011 to the three months ended December 31, 2012 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency remeasurement hedging activities.

Changes in Segment income	North America	Europe(A)	Asia	South America	Total
Segment Income - Three Months Ended December 31, 2011	$94	$24	$43	$52	$213
Volume	(30)	10	16	5	1
Conversion premium and product mix	22	(41)	(12)	(9)	(40)
Conversion costs(B)	(40)	46	8	14	28
Metal price lag	(4)	(2)	(13)	1	(18)
Foreign exchange	(3)	4	3	(7)	(3)
Primary metal production	—	—	—	(3)	(3)
Selling, general & administrative and research & development costs(C)	(3)	—	(2)	(2)	(7)
Other changes	15	1	(1)	(1)	14
Segment Income - Three Months Ended December 31, 2012	$51	$42	$42	$50	$185

(A)
Included in the Europe "Segment income" for the three months ended December 31, 2011 were the operating results of three foil and packaging plants (Rugles, France; Dudelange, Luxembourg; and Berlin, Germany) that we sold on June 28, 2012. The change to "Segment income" attributable to these three foil plants for the three months ended December 31, 2012 compared to the same period in prior year was favorable by $3 million. The sale of these plants resulted in declines in volume, conversion premium and product mix, conversion costs, and general and administrative costs of $13 million, $25 million, $38 million, and $3 million, respectively, when comparing the three months ended December 31, 2012 with the same period in prior year. The impact on other items were immaterial.

(B)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of UBCs and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost inflation (deflation).

(C)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. These costs increased in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 for the following reasons: 1) higher costs of implementing a new ERP system; 2) higher start-up costs associated with our various strategic investment projects; and 3) higher wage inflation and pension costs, more than offset by lower employee incentives. Other significant fluctuations are discussed below.

North America
As of December 31, 2012, our North American operations manufactured aluminum sheet and light gauge products through 10 operating plants, including recycling operations in four plants. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications and other industrial applications. The expansion project at our Oswego, NY facility is progressing well and is expected to be operational in mid calendar year 2013 and will result in approximately 200 kt of additional automotive finishing capacity annually when it is operating at full capacity. In August 2012, we closed our Saguenay Works plant in Quebec, Canada. The closure was driven by the need to right-size production capacity in North America, along with the increasing logistic costs and structural challenges facing this location.

“Net sales” were down $147 million, or 16%, reflecting a decline in volumes and, to a lesser extent, lower average price of aluminum. Shipments of our can and industrial application products were unfavorable due primarily to temporary supply chain disruptions we experienced with the implementation of a new ERP system in two of our North America plants and lower shipments with a key customer.

“Segment income” was $51 million, down 46%, reflecting higher conversion costs, a decline in shipments, and higher general, and administrative costs, partially offset by favorable conversion premiums in our can and automotive products. Our conversion costs were negatively impacted by disruptions we experienced in our supply chain as a result of our ERP "go-live" on October 1, 2012 in two of our North America plants. The supply chain disruptions we experienced resulted in a substantial amount of incremental costs and lost sales in the third quarter of fiscal 2013. We estimate the ERP disruptions reduced our "Segment income" by approximately $40 million in the third quarter of fiscal 2013. We also experienced a reduction in scrap benefits due to using less scrap in our production process, lower average aluminum prices, and lower discounts we received in the procurement of scrap. We also had higher costs as a result of an increase in the usage of sheet ingots due to the closure of our Saguenay plant. Other changes to "Segment income" include the recognition of an $11 million gain in the third quarter of fiscal 2013 related to a business interruption insurance settlement, which resulted from the cancellation of a supply contract when a customer's plant was destroyed by a fire.
Europe
As of December 31, 2012, our European segment provided European markets, and to a lesser extent Asia, with value-added sheet and light gauge products through nine operating plants, including recycling operations in three plants. Europe serves a broad range of aluminum rolled product end-use markets in various applications including beverage and food can, automotive, lithographic, foil products and painted products. In December 2012, we commissioned a new continuous casting line in Pieve, Italy, which includes a specially designed recycling furnace that can remove paint and plastic coatings from scrap aluminum. We expect the new line will increase annual recycling capacity by approximately 13 kt. In May 2012, we made a decision to build a fully integrated recycling facility at our Nachterstedt, Germany plant, which will have an annual capacity of approximately 400 kt, when operating at full capacity. In June 2012, we completed the sale of three European aluminum foil and packaging plants to Eurofoil, a unit of American Industrial Acquisition Corporation (AIAC). The transaction included foil rolling operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction represents another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products, and on expanding our recycling leadership.
“Net sales” were down $68 million, or 8%, reflecting lower average aluminum prices, partially offset by higher shipments of our can and automotive flat rolled products. As expected, we also experienced lower volumes in our light gauge products due to the sale of our European aluminum foil and packaging plants in June of 2012.

“Segment income” was $42 million, an increase of 75%, driven by higher volumes and improved conversion costs, partially offset by unfavorable product mix. The products sold by the three European foil and packaging plants had high conversion premiums and high conversion costs, which resulted in lower conversion premiums and lower conversion costs in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Excluding the impact from the European foil and packaging plants, we experienced a favorable $15 million change to "Segment income" due to higher volumes and lower conversion costs, partially offset by a shift in mix to products that have lower conversion premiums. Excluding the impact from the European foil and packaging plants, our volumes and conversion costs had a favorable $23 million and $8 million impact on "Segment income," respectively, while our conversion premiums and product mix had an unfavorable impact of $16 million. The favorable change in conversion costs were the result of an increase in the benefits we realized from the utilization of scrap due to more favorable discounts we received to procure the scrap metal, partially offset by higher employment costs.
Asia
As of December 31, 2012, our Asian segment operated three operating plants, including recycling operations in two plants, with production balanced between beverage and food can, specialty (including electronics), industrial and foil products. The expansion of our recycling facility in Yeongju, South Korea became operational in October 2012 and will increase our annual recycling capacity by approximately 265 kt when the facility is operating at full capacity. The expansion of our rolling capacity in South Korea is progressing well and expected to become operational at the end of calendar year 2013, which is expected to result in approximately 350 kt of additional capacity annually when the facility is operating at full capacity. During the fourth quarter of fiscal 2012, we announced plans build an aluminum automotive heat treatment plant in China, which will have annual capacity of approximately 120 kt. We broke ground on this plant in October 2012 and expect the plant to be operational in late calendar year 2014. We also announced plans to establish our first recycling center in Vietnam, which will handle the procurement, cleaning and baling of UBCs. The recycling center is expected to start operations in March 2013.
“Net sales” were up $48 million, or 12%, reflecting an increase in volumes in our can and industrial products, partially offset by lower average prices of aluminum. In the third quarter of last year, our volumes were negatively impacted by our customers' efforts to destock inventory levels due to global economic uncertainty. Shipments of our flat rolled products in the current quarter were higher, especially in our can products, as the economic situation has eased slightly.
“Segment income” was $42 million, down 2%, due to lower conversion premiums, unfavorable metal price lag, and higher general and administrative costs, partially offset by higher volumes and favorable conversion costs. We are facing more competition, primarily from FRP suppliers in China, which has put significant pressure on our conversion margins we charge our customers. The local market premium on aluminum has increased significantly over the last year, which has increased our cost of metal. Many of our competitors in the region base their metal purchases off the Shanghai Metal Exchange, which does not have a local market premium. Our conversion costs were favorable due to an increase in the benefits of utilizing scrap, primarily due to higher usage of scrap and favorable discounts we received to procure the scrap metal. General and administrative costs were higher, due to increased headcount for our new Vietnam recycling center scheduled to come on-line in March 2013, and our new heat treatment plant in China, which broke ground in October 2012.
South America
As of December 31, 2012, our South American segment included three operating plants in Brazil, which includes one plant with recycling operations, one primary aluminum smelter and hydroelectric power generation facilities. Our South American operations produce various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our Pinda facility in Brazil was commissioned in December 2012 and will result in approximately 220 kt of additional capacity annually, when the facility is operating at full capacity. Additionally, we are installing a new coating line for beverage can end stock to increase our capacity by approximately 100 kt annually and expanding our recycling capacity by approximately 190 kt in our Pinda facility which is expected to become operational at the end of calendar year 2013. In January 2013, we announced plans to close one of our two primary aluminum smelter lines in Brazil. The closure is expected to take place in April 2013 and is another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products.
“Net sales” were up $54 million, or 17%, due to higher flat rolled and non-flat rolled product volumes, partially offset by lower average prices of aluminum. The increase in our flat rolled products was driven by our can products, partially offset by declines in our industrial products.
“Segment income” was $50 million, down 4%, due to unfavorable conversion premiums and product mix, the effects of foreign currency exchange rates, and higher general and administrative costs, partially offset by favorable changes in conversion costs. Our conversion premiums and product mix were negatively impacted by pricing pressures we are experiencing with our industrial FRP products. Conversion costs were lower due to an increase in the benefits of utilizing scrap due to favorable discounts we received to procure the scrap metal, partially offset by higher labor costs due to inflation and higher energy costs. In Brazil, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices. Movements in the exchange rates resulted in unfavorable foreign currency gains, net of related hedges, when compared to the third quarter of fiscal 2012.
Reconciliation of segment results to “Net income”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended December 31, 2012 and 2011 (in millions).

	Three Months Ended December 31,
	2012	2011
North America	$51	$94
Europe	42	24
Asia	42	43
South America	50	52
Total Segment income	185	213
Depreciation and amortization	(76)	(79)
Interest expense and amortization of debt issuance costs	(76)	(74)
Adjustment to eliminate proportional consolidation	(11)	(9)
Unrealized gain (loss) on change in fair value of derivative instruments, net	4	(63)
Realized losses on derivative instruments not included in segment income	—	(3)
Restructuring charges, net	(5)	(1)
Other costs, net	(7)	(5)
Income (loss) before income taxes	14	(21)
Income tax provision (benefit)	11	(10)
Net income (loss)	3	(11)
Net income attributable to noncontrolling interests	—	1
Net income (loss) attributable to our common shareholder	$3	$(12)
“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Unrealized gains (losses) on change in fair value of derivative instruments, net” is comprised of unrealized gains and losses on undesignated derivatives other than foreign currency remeasurement hedging activities. For the three months ended December 31, 2012, we recorded a $7 million gain, $5 million loss, and $1 million gain in our metal, foreign currency, and energy hedging programs, respectively. For the three months ended December 31, 2011, we recorded a $50 million loss, $1 million gain, $14 million loss in our metal, foreign currency, and energy hedging programs, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2011
Our performance year over year was negatively impacted by pricing pressures from competitors, supply chain disruptions due to the implementation of a new ERP system in two North America plants, as well as production challenges and softer demand in the early part of the fiscal year. Shipments of our flat rolled products declined to 2,088 kt for the nine months ended December 31, 2012, compared to 2,135 kt in the same period in prior year. “Net sales” were 14% lower primarily driven by a 17% decline in the average aluminum prices and a decline in our flat rolled product volumes by 2%.
“Cost of goods sold (exclusive of depreciation and amortization)” was 16% lower due primarily to an overall decline in shipments and lower average aluminum prices.
"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" reflect the operations of three European foil and packaging plants we sold in June 2012. The impact of selling the three plants resulted in a favorable impact on European "Segment income" by $1 million in the nine months ended December 31, 2012 compared to the same period in prior year.
“Income before income taxes” for the nine months ended December 31, 2012 was $213 million, which compared to $238 million reported in the nine months ended December 31, 2011. In addition to the factors noted above, the following items affected “Income before income taxes:”
•"Selling, general and administrative expenses" increased $24 million as a result of higher costs of implementing a new ERP system, wage inflation, and start-up costs related to our strategic expansion projects;
•“Depreciation and amortization” declined by $31 million as a result of groups of our fixed assets reaching their fully depreciated balances and certain facility shut-downs over the past several years;
• “Restructuring charges, net” of $26 million for the nine months ended December 31, 2012, related to severance charges we incurred related to the closure of our Saguenay Works plant in Quebec, Canada, severance and moving charges related to the closure of a research and development center in Kingston, Ontario, and other severance charges in Europe, compared to $31 million in the nine months ended December 31, 2011 related to severance and non-cash impairments in Europe and South America;
• An $11 million "Gain on business interruption insurance recovery, net" for the nine months ended December 31, 2012, related to an insurance settlement for lost business as a result of a fire that completely destroyed a customers plant, which is reported as "Other (income) expense, net"; and
•Unrealized losses of $7 million for the nine months ended December 31, 2012 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement hedging activities as compared to $38 million of losses in the same period in the prior year, which is reported in "Other (income) expense, net." The reduction in this volatility is the result of the Company's implementation of hedge accounting for our derivative transactions.
Our effective tax rate for the nine months ended December 31, 2012 was 30%, compared to 17% for the nine months ended December 31, 2011. The increase in the effective tax rate was primarily the result of lower benefits from foreign exchange translation and remeasurement in Brazil as well as the release of reserves for uncertain tax positions in the prior year period.
"Net income attributable to noncontrolling interests" declined $25 million as we acquired outstanding shares of our South Korea subsidiary, increasing our ownership percentage to over 99%.
We reported “Net income attributable to our common shareholder” of $143 million for the nine months ended December 31, 2012 as compared to $170 million for the nine months ended December 31, 2011, primarily as a result of the factors discussed above.
Segment Review
The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 16 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results Nine Months Ended December 31, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	2,591	2,368	1,309	993	51	$7,312
Shipments
Rolled products	749	633	418	288	—	2,088
Non-rolled products	13	36	—	59	—	108
Total shipments	762	669	418	347	—	2,196

Selected Operating Results Nine Months Ended December 31, 2011	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$3,052	$2,916	$1,432	$942	$113	$8,455
Shipments
Rolled products	810	647	400	278	—	2,135
Non-rolled products	9	63	12	26	—	110
Total shipments	819	710	412	304	—	2,245
The following table reconciles changes in “Segment income” for the nine months ended December 31, 2011 to the nine months ended December 31, 2012 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency derivatives which hedge our foreign currency balance sheet exposure.

Changes in Segment income	North America	Europe(A)	Asia	South America	Total
Segment Income - Nine Months Ended December 31, 2011	$324	$213	$149	$134	$820
Volume	(53)	(3)	9	7	(40)
Conversion premium and product mix	68	(78)	(11)	(5)	(26)
Conversion costs(B)	(86)	85	3	20	22
Metal price lag	9	(2)	(7)	(7)	(7)
Foreign exchange	4	(8)	(2)	(1)	(7)
Primary metal production	—	—	—	2	2
Selling, general & administrative and research & development costs(C)	(16)	(10)	(11)	(6)	(43)
Other changes	13	(7)	(3)	(3)	—
Segment Income - Nine Months Ended December 31, 2012	$263	$190	$127	$141	$721

(A)
Included in the Europe "Segment income" for the nine months ended December 31, 2011 and the first three months of the nine months ended December 31, 2012 were the operating results of three foil and packaging plants (Rugles, France; Dudelange, Luxembourg; and Berlin, Germany) that we sold on June 28, 2012. The change to "Segment income" attributable to these three foil and packaging plants for the nine months ended December 31, 2012 compared to the same period in prior year was a favorable $1 million. The sale of these plants resulted in declines in volume, conversion premium and product mix, conversion costs and selling, general and administrative costs of $22 million, $52 million, $64 million, and $8 million, respectively, when comparing the nine months ended December, 2012 with the same period in prior year. The impact on other items were immaterial.

(B)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of UBCs and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost inflation (deflation).

(C)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. These costs increased in the nine months ended December 31, 2012 compared to the same period in prior year for the following reasons: 1) higher costs associated with the implementation of a new ERP system; 2) higher start-up costs associated with our various strategic investment projects; and 3) higher employment costs, which include wage inflation, higher pension costs, and higher LTIP costs, partially offset by lower incentives. Other significant fluctuations are discussed below.

North America

“Net sales” for the nine months ended December 31, 2012 were down $461 million, or 15%, as compared to the nine months ended December 31, 2011 reflecting lower volumes of our flat rolled products and lower average prices of aluminum. Shipments of our can and light gauge products were lower, partially offset by higher shipments of our automotive and industrial products. Our volumes were unfavorable in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 due to lower shipments with a key customer, production and supply chain issues we experienced related to transferring our Saguenay plant capacity to other North America plants, and supply chain disruptions we experienced with our ERP implementation in the third quarter of fiscal 2013.

“Segment income” for the nine months ended December 31, 2012 was $263 million, down 19% as compared to the same period in the prior year, driven by lower volumes, higher conversion costs, and higher general and administrative costs, partially offset by favorable conversion premiums, favorable metal price lag, and positive foreign currency translation. Our conversion costs were negatively impacted by higher tolling costs, higher usage of sheet ingots due to the closure of our Saguenay plant and a reduction in the benefits from the utilization of scrap due to lower average aluminum prices and using less scrap metal in our production process. We also incurred an increase in costs associated and lost sales due to disruptions we experienced in our production and supply chain as a result of our ERP implementation in the third quarter of fiscal 2013. Our conversion premiums were favorable as a result of continued focus on core premium products of can, automotive, and specialty markets. Other changes to "Segment income" include the recognition of an $11 million gain in the third quarter of fiscal 2013 related to a business interruption insurance settlement, which was the result of lost business when one of our customer's plants was destroyed by a fire.
Europe
“Net sales” for the nine months ended December 31, 2012 were down $548 million, or 19%, as compared to the nine months ended December 31, 2011 reflecting lower average prices of aluminum and lower shipments of flat rolled products. We experienced lower volumes due to the sale of the European foil and packaging plants in June 2012 and lower volumes in industrial and lithographic products, partially offset by higher volumes in our can and automotive products.
“Segment income” for the nine months ended December 31, 2012 was $190 million, down 11% compared to the same period in the prior year, driven by lower volumes, unfavorable product mix, higher general and administrative costs, and the impact of a weaker euro compared to the U.S. dollar, partially offset by a favorable change in conversion costs. Conversion premiums and conversion costs declined in the nine months ended December 31, 2012 compared to the same period in fiscal 2012 due to the sale of our European foil and packaging plants in June 2012. Excluding the impact from the European foil and packaging plants, we experienced an unfavorable $22 million change to "Segment income" due to a shift in product mix to products that have lower conversion premiums and in increase in general and administrative costs, partially offset by higher volumes and lower conversion costs. Excluding the impact from the European foil and packaging plants, our conversion premiums and product mix would have been unfavorable by $26 million and general and administrative costs would have been unfavorable by $18 million. Our volumes and conversion costs would have had a favorable $19 million and $21 million variance, respectively, excluding the impact of the European foil and packaging plants. The favorable change in conversion costs were the result of an increase in the benefits we realized from utilization scrap due to favorable discounts we received to procure the scrap metal, partially offset by lower average aluminum prices. Conversion costs were also favorable due to lower tolling and contractor costs, partially offset by higher employment costs, higher natural gas costs, and other manufacturing costs. The weakening of the euro compared to the U.S. dollar resulted in an unfavorable foreign currency translation difference in the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012.
Asia
“Net sales” for the nine months ended December 31, 2012 were down $123 million, or 9%, as compared to the nine months ended December 31, 2011 reflecting lower average aluminum prices and lower conversion premiums, partially offset by higher shipments of flat rolled products. We experienced higher volumes in our can and automotive products, partially offset by a decline in foil stock products.
“Segment income” for the nine months ended December 31, 2012 was $127 million, down 15% compared to the same period of the prior year, driven by lower conversion premiums, unfavorable metal price lag, and higher general and administrative fees. The local market premium on aluminum has increased significantly in Asia, which has put pressure on our conversion margins and we are experiencing more competition, primarily from FRP suppliers in China. Conversion costs were flat in the first nine months of fiscal 2013 compared to the same period in prior year. We had a higher usage of scrap and UBCs which lowers our conversion costs, offset by higher prices for electricity, natural gas, oil, and alloys and hardeners compared to the same period in prior year. General and administrative costs were higher compared to the same period in prior year, due to increased headcount for our new Vietnam recycling center, scheduled to come on-line in March 2013, and our new heat treatment plant in China, which broke ground in October 2012. Movements in the exchange rate of the Korean won resulted in an unfavorable foreign currency translation into the U.S. dollar.
South America
“Net sales” for the nine months ended December 31, 2012 were up $51 million, or 5%, as compared to the nine months ended December 31, 2011 reflecting higher flat and non-flat rolled products, partially offset by lower average price of aluminum. We experienced a favorable increase in our shipments of our can products, offset by declines in our products for industrial applications.
“Segment income” for South America was $141 million, up 5%, in the nine months ended December 31, 2012 compared to the same period in prior year, due to an increase in volumes and lower conversion costs, partially offset by unfavorable conversion premiums, unfavorable metal price lag and higher general and administrative costs. Conversion costs were lower due to higher discounts off prime aluminum we paid for scrap metal, a reduction in metal loss, and reduced tolling costs, partially offset by higher labor and maintenance costs and less usage of scrap in our production process. Conversion premiums were unfavorable due to a decline in prices of our products for industrial applications.
Reconciliation of segment results to “Net income”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the nine months ended December 31, 2012 and 2011 (in millions).

	Nine Months Ended December 31,
	2012	2011
North America	$263	$324
Europe	190	213
Asia	127	149
South America	141	134
Total Segment income	721	820
Depreciation and amortization	(218)	(249)
Interest expense and amortization of debt issuance costs	(223)	(228)
Adjustment to eliminate proportional consolidation	(31)	(34)
Unrealized loss on change in fair value of derivative instruments, net	(7)	(38)
Realized gains (losses) on derivative instruments not included in segment income	2	(1)
Restructuring charges, net	(26)	(31)
Gain on assets held for sale	3	—
Other costs, net	(8)	(1)
Income before income taxes	213	238
Income tax provision	69	42
Net income	144	196
Net income attributable to noncontrolling interests	1	26
Net income attributable to our common shareholder	$143	$170
“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Unrealized (losses) gains on change in fair value of derivative instruments, net” is comprised of unrealized gains and losses on undesignated derivatives other than foreign currency remeasurement hedging activities. For the nine months ended December 31, 2012, we recorded an $8 million loss, a $12 million loss, and a $12 million gain in our metal, foreign currency, and energy hedging programs, respectively. For the nine months ended December 31, 2011, we recorded a $29 million loss, $5 million gain, and $17 million loss in our metal, foreign currency, and other hedging programs, respectively.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility, cash generated by operating activities, and local financing options.
As of December 31, 2012, we had available liquidity of $775 million, which is down from $1,021 million as of March 31, 2012. The decline in our liquidity was attributable to the significant investments we are making in our various strategic expansion projects globally. We expect to maintain adequate liquidity throughout the remainder of fiscal 2013 and fiscal 2014 despite the market pressures we are experiencing and the significant investments we are making with our expansion projects.
Available Liquidity
Our available liquidity as of December 31, 2012 and March 31, 2012 is as follows (in millions):

	December 31, 2012	March 31, 2012
Cash and cash equivalents	$340	$317
Gross availability under the ABL facility	435	704
Total liquidity	$775	$1,021
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of December 31, 2012, we held approximately $1 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. Cash held outside Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid) and withholding taxes payable to the various foreign countries. As of December 31, 2012, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner. We plan to continue funding our expansion projects and service our debt obligations from cash flows from operating activities and local financing.
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
The following table shows our negative “Free cash flow” for the nine months ended December 31, 2012 and 2011, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended December 31,
	2012	2011	Change
Net cash provided by operating activities	$22	$205	$(183)
Net cash used in investing activities	(505)	(195)	(310)
Less: Proceeds from sales of assets	(20)	(11)	(9)
Free cash flow	$(503)	$(1)	$(502)
Ending cash and cash equivalents	$340	$436	$(96)
We had negative “Free cash flow” of $503 million in the nine months ended December 31, 2012 as compared to $1 million in the nine months ended December 31, 2011. The changes in “Free cash flow” are described in greater detail below.

Operating Activities
Net cash provided by operating activities was $22 million for the nine months ended December 31, 2012, which compares unfavorably to $205 million in the nine months ended December 31, 2011. The decline was primarily the result of lower "Segment income" in the current year of $721 million as compared to prior year of $820 million, as well as unfavorable changes in working capital. During the nine months ended December 31, 2012 and 2011, cash used to fund our working capital was $360 million and $220 million, respectively. The increase in working capital in the current year was primarily the result of a $193 million increase in inventory due to higher quantities on hand as of December 31, 2012, partially offset by our forfaiting and factoring of trade receivables. As of December 31, 2012 and March 31, 2012, we had forfaited and factored, without recourse, certain trade receivables aggregating $156 million and $53 million, respectively, which resulted in a favorable impact on net cash provided by operating activities of $103 million for the nine months ended December 31, 2012. The change in working capital for the nine months ended December 31, 2011, was impacted by the significant decline in the price of aluminum from $2,600 per tonne as of March 31, 2011 to $1,971 per tonne as of December 31, 2011. The decline in aluminum prices impacted our working capital needs by reducing our accounts payables, offset by lower inventory values as of December 31, 2011 when compared to March 31, 2011. As of December 31, 2011 and March 31, 2011, we had forfaited and factored, without recourse, certain trade receivables aggregating $99 million and $60 million, respectively, which resulted in a favorable impact on net cash provided by operating activities of $39 million for the nine months ended December 31, 2011. We had $257 million and $266 million of interest payments in the nine months ended December 31, 2012 and 2011, respectively. We contributed $57 million and $56 million to our pension plans during the nine months ended December 31, 2012 and 2011, respectively. During the remainder of fiscal 2013, we expect to contribute an additional $26 million to our pension plans.
More details on our operating activities for the nine months ended December 31, 2012 can be found above in “Results of operations for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.”
We settle derivative contracts in advance of billing on the underlying physical inventory and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of December 31, 2012, we estimate there will be a net cash outflow of $8 million on the instruments that will settle in the three months ended March 31, 2013.
Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Nine Months Ended December 31,
	2012	2011	Change
Capital expenditures	$(538)	$(297)	$(241)
Proceeds from settlement of other undesignated derivative instruments, net	10	95	(85)
Proceeds from sales of assets, third parties	18	11	7
Proceeds from sales of assets, related parties	2	—	2
Proceeds from investment in and advances to non-consolidated affiliates, net	1	1	—
Proceeds (outflows) from related party loans receivable, net	2	(5)	7
Net cash used in investing activities	$(505)	$(195)	$(310)
The majority of our capital expenditures for the nine months ended December 31, 2012 were attributable to our three major expansion projects in Brazil, South Korea and North America. The expansion of our recycling facility in Yeongju, South Korea became operational in October 2012 and we commissioned our expansion project in Brazil in December 2012. The expansion of our rolling capacity in South Korea is progressing well and expected to become operational at the end of calendar year 2013. During the fourth quarter of fiscal 2012, we announced plans to build an aluminum automotive heat treatment plant in China, which broke ground in October 2012 and expect the plant to be operational in late calendar year 2014. In May 2012, we made a decision to build a fully integrated recycling facility at our Nachterstedt, Germany plant. We plan to continue investing in our various expansion projects with cash flows from operating activities and local financing. We expect our total annual capital expenditures for fiscal 2013 will be approximately $750 million. As of December 31, 2012, we recorded $74 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to December 31, 2012.

We received $18 million of proceeds, net of transaction fees, related to the sale of three foil and packaging plants in Europe in the nine months ended December 31, 2012.
“Proceeds (outflows) from related party loans receivable, net,” during the periods are cash flows on a related party long-term loan receivable we have with our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf).
Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Nine Months Ended December 31,
	2012	2011	Change
Proceeds from issuance of debt, third parties	$296	$274	$22
Principal payments, third parties	(93)	(16)	(77)
Short-term borrowings, net	304	211	93
Dividends, noncontrolling interest	(2)	(1)	(1)
Debt issuance costs	(3)	(2)	(1)
Acquisition of noncontrolling interest in Novelis Korea Ltd	(9)	(343)	334
Net cash provided by financing activities	$493	$123	$370
During the nine months ended December 31, 2012 we increased our short-term borrowings under our senior secured credit facilities (ABL Facility) by $295 million and increased our bank overdrafts by $10 million. We received proceeds under short-term loan agreements in Brazil of $69 million and proceeds of $29 million under short term loan agreements in South Korea during the nine months ended December 31, 2012. As of December 31, 2012, our short-term borrowings were $421 million consisting of $295 million of short-term loans under our ABL Facility, $10 million in bank overdrafts, $47 million (KRW 50 billion) of Novelis Korea bank loans, and $69 million in short term loans under the Novelis Brazil loans. The weighted average interest rate on our total short-term borrowings was 3.63% and 4.83% as of December 31, 2012 and March 31, 2012, respectively.
On October 12, 2012, we borrowed an incremental $80 million through our existing Term Loan Facility. Additionally, in October 2012, we elected to call our remaining outstanding 7.25% notes and made payments of $76 million to the note holders and retired the Notes during the third quarter of fiscal year 2013. Additionally, Novelis Korea entered into six new loan agreements with various banks with proceeds equal to $111 million during the nine months ended December 31, 2012.
During the quarter ended December 31, 2012, we acquired 0.75% of the outstanding noncontrolling interest shares of Novelis Korea Limited for $9 million. The transaction resulted in our ownership of substantially all of the outstanding shares of Novelis Korea Limited.

OFF-BALANCE SHEET ARRANGEMENTS
The following discussion addresses the applicable off-balance sheet items for our Company.
Derivative Instruments
See Note 11 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements for a full description of derivative instruments.
Guarantees of Indebtedness
We have issued guarantees on behalf of certain of our wholly-owned subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries hold any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables for these entities are already included in our condensed consolidated balance sheets. We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets. We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of December 31, 2012, our guarantee was $1 million.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012 and March 31, 2012, we are not involved in any unconsolidated SPE transactions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the nine months ended December 31, 2012, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2012.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2012 consolidated balance sheet.

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
Aluminum
Most of our business is conducted under a conversion model that allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium” to produce the rolled product and the competitive market conditions for that product.

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
Sensitivities
We estimate that a 10% increase in LME aluminum prices would result in a $52 million pre-tax loss related to the change in fair value of our aluminum contracts as of December 31, 2012.
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In the three months ended December 31, 2012, natural gas and electricity represented approximately 86% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2012, given a 10% decline in spot prices for energy contracts ($ in millions).

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2012, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(44)
Euro	10%	(13)
Korean won	(10)%	(30)
Canadian dollar	(10)%	(1)
British pound	(10)%	(4)
Swiss franc	(10)%	(1)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Prior to the completion of the December 17, 2010 refinancing transactions, we had USD LIBOR based interest rate swaps that were designated as cash flow hedges. Upon completion of the refinancing transaction, our exposure to changes in the benchmark LIBOR interest rate was limited, which resulted in de-designation. The 2011 Term Loan Facility and extensions (Term Loan) contain a floor feature of the higher of LIBOR or 100 basis points plus a spread that ranges from 2.75% to 3.00%. As of December 31, 2012, this floor feature was in effect, changing our variable rate debt to fixed rate debt with a spread of 3%. Due to the nature of fixed-rate debt, there would be no significant impact on our interest expense or cash flows from either a 10% increase or decrease in market rates of interest.

Due to the floor feature of our Term Loan mentioned above, a 10 basis point increase in the interest rates on our outstanding variable rate debt as of December 31, 2012, would have no impact on our annual pre-tax income. To be above the Term Loan floor feature, as of December 31, 2012, interest rates would have to increase by 69 basis points (bp). From time to time, we have used interest rate swaps to manage our debt cost. As of December 31, 2012, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 7 - Debt for further information.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2012, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

	Change in Rate		Change in Fair Value
Interest Rate Contracts
Asia - KRW-CD-3200	(100)	bps	$(2)
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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal 2013, we implemented a new enterprise resource planning (ERP) system in two of our North American plants and in our corporate related functions, which replaced certain operating and financial systems in these locations. The implementation resulted in business and operational interruptions, which required changes to our internal controls over financial reporting. We believe we have designed adequate controls into and around the new ERP system, which includes performing significant procedures, both within the ERP and outside the ERP, to monitor, review and reconcile financial activity for the third quarter of fiscal 2013 to ensure ongoing reliability of our financial reporting.

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

During the third quarter of fiscal 2013, we implemented a new enterprise resource planning (ERP) system in two of our North America plants and in our corporate related functions, which resulted in temporary business interruptions that adversely impacted our North America operating results. As we continue to stabilize our processes around the new ERP system and implement the new ERP system in a number of locations, we may continue to experience temporary business interruptions that could adversely impact our operating results and our ability to report accurate quarterly results in a timely manner and comply with existing covenants in all our debt agreements. We are investing significant financial and personnel resources into this project. However, there is no assurance that the new ERP will operate as designed, which could result in an adverse impact on our operating results, cash flows and financial condition.

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
Date: February 12, 2013

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