Form 10-K
period 2013-03-31
Novelis Inc.
filed 2013-05-15
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 14, 2013, the registrant had 1,000 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.
DOCUMENTS INCORPORATED BY REFERENCE
None

Novelis Inc.

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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with aluminum prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing to fund current operations and for future capital requirements;

•	the level of our indebtedness and our ability to generate cash;

•	lowering of our ratings by a credit rating agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation (including product liability claims), environmental remediation and clean-up costs, breakdown of equipment and other events;

•	changes in general economic conditions, including deterioration in the global economy;

•	changes in the fair value of derivative instruments or the failure of counterparties to our derivative instruments to honor their agreements;

•	the capacity and effectiveness of our metal hedging activities;

•	availability of production capacity;

•	impairment of our goodwill, other intangible assets, and long-lived assets;

•	loss of key management and other personnel, or an inability to attract such management and other personnel;

•	risks relating to future acquisitions or divestitures;

•	our inability to successfully implement our growth initiatives;

•	changes in interest rates that have the effect of increasing the amounts we pay under our senior secured credit facilities, other financing agreements and our defined benefit pension plans;

•	risks relating to certain joint ventures and subsidiaries that we do not entirely control;

•	the effect of new derivatives legislation on our ability to hedge risks associated with our business;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; and

•	changes in government regulations, particularly those affecting taxes and tax rates, health care reform, climate change, environmental, health or safety compliance.
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
The following table sets forth exchange rate information expressed in terms of Canadian dollars per U.S. dollar at the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. As noted above, the years ended March 31, 2013, 2012, 2011 and 2010 include exchange data from Citibank as of 16:00 GMT. The rates set forth below may differ from the actual rates used in our accounting processes and in the preparation of our consolidated financial statements.

Period	At Period End	Average Rate(A)	High	Low
Year Ended March 31, 2009	1.2579	1.1247	1.2694	0.9938
Year Ended March 31, 2010	1.0144	1.0848	1.1881	1.0144
Year Ended March 31, 2011	0.9709	1.0206	1.0663	0.9709
Year Ended March 31, 2012	0.9973	0.9922	1.0433	0.9510
Year Ended March 31, 2013	1.0160	1.0030	1.0334	0.9601

(A)
For periods after December 31, 2008, this represents the average of the 16:00 GMT buying rates on the last day of each month during the period. For periods before December 31, 2008, we used the average of the 17:00 GMT buying rates(12:00 P.M. Eastern Standard Time) on the last day of each month during the period.

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
Our business is conducted under a conversion model that allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium.” The use of the term “conversion premium” in this Annual Report, refers to the conversion costs plus a margin we charge our customers to produce the rolled product which reflects, among other factors, the competitive market conditions for that product, exclusive of the pass through aluminum price.

PART I
Item 1. Business
Overview
We are the world’s leading aluminum rolled products producer based on shipment volume in fiscal 2013, with flat rolled product shipments during that period of approximately 2,786 kt. We are also the global leader in the recycling of aluminum. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated aluminum products in all four major industrialized continents, North America, South America, Europe and Asia. We had “Net sales” of approximately $10 billion for the year ended March 31, 2013.
Our History
Organization and Description of Business
Novelis Inc. was formed in Canada on September 21, 2004. On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary. All of our common shares are indirectly held by Hindalco. We produce aluminum sheet and light gauge products primarily for use in the beverage can, automotive, specialties (including transportation, consumer electronics, and architecture) and foil markets. We also have recycling operations in many of our plants to recycle aluminum, such as used-beverage cans (UBCs). As of March 31, 2013, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
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
As a result of the Amalgamation, we and AV Aluminum continued our corporate existence, the amalgamated Novelis Inc. remains liable for all of our and AV Aluminum’s obligations, and we continue to own all of our respective property. Since AV Aluminum was a holding company whose sole asset was the shares of the pre-amalgamated Novelis, our business, management, board of directors and corporate governance procedures following the Amalgamation are identical to those of Novelis immediately prior to the Amalgamation. Novelis Inc., like AV Aluminum, remains an indirect, wholly-owned subsidiary of Hindalco. We have retrospectively recast all periods presented to reflect the amalgamated companies.
The Amalgamation had no impact on our consolidated balance sheets, consolidated statements of operations or our consolidated statements of cash flows for any periods presented.
Our Industry
The aluminum rolled products market represents the global supply of and demand for aluminum sheet, plate and foil produced either from sheet ingot or continuously cast roll-stock in rolling mills operated by independent aluminum rolled products producers and integrated aluminum companies alike.
Aluminum rolled products are semi-finished aluminum products that constitute the raw material for the manufacture of finished goods ranging from automotive structures and body panels to food and beverage cans. There are two major types of manufacturing processes for aluminum rolled products differing mainly in the process used to achieve the initial stage of processing:

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
There are two sources of input material: (1) primary aluminum, such as molten metal, re-melt ingot and sheet ingot; and (2) recycled aluminum, such as recyclable material from fabrication processes, which we refer to as recycled process material, used beverage cans (UBCs), other post-consumer aluminum and post-industrial scrap.

Primary aluminum and sheet ingot can generally be purchased at prices set on the London Metal Exchange (LME), plus a premium that varies by geographic region of delivery, alloying material, form (ingot or molten metal) and purity.
Recycled aluminum is also an important and growing source of input material. Aluminum is infinitely recyclable and recycling it requires approximately 5% of the energy needed to produce primary aluminum. As a result, in regions where aluminum is widely used, manufacturers and customers are active in setting up collection processes in which UBCs and other recyclable aluminum are collected for re-melting and reuse. Manufacturers may also enter into agreements with customers who return recycled process material and pay to have it re-melted and rolled into the same product again, known as tolling.
Recycled aluminum is purchased at a discount as compared to the price of prime aluminum. The spread between the prices for recycled aluminum and the price of prime aluminum varies by the type of scrap, quality of the scrap, geographic region, and other market factors.
Industry End-use Markets
Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into five end-use markets based upon similarities in end-use: (1) packaging; (2) transportation; (3) consumer electronics (4) architectural and (5) industrial and other. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships.
Aluminum, because of its light weight, recyclability and formability, has a wide variety of uses in packaging and other end-use markets. The recyclability of aluminum enables it to be used, collected, melted and returned to the original product form an unlimited number of times, unlike paper or polyethylene terephthalate (PET) plastic, which deteriorate with every iteration of recycling.
Packaging. Aluminum has a wide variety of uses in packaging, including beverage cans, food cans, screw caps used in the beverage industry and household foil. Beverage cans are the second largest aluminum rolled products application (behind foil), accounting for approximately 23% of total worldwide shipments in the calendar year ended December 31, 2012, according to market data from Commodity Research Unit International Limited (CRU), an independent business analysis and consultancy group. In addition to their recyclability, aluminum beverage cans offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Additionally, the use of aluminum to package beverages such as craft beer is increasing, as aluminum does not allow in sunlight and therefore extends the shelf life of the product. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost efficient to ship.
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
Transportation. Aluminum rolled products are used in vehicle structures as well as automotive body panel applications, including hoods, deck lids, fenders and lift gates. These uses typically result from co-operative efforts between aluminum rolled products manufacturers and their customers that yield tailor-made solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been recent growth in certain geographic markets in automotive body panel applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications and we expect increased growth in this end-use market as automotive companies continue to explore opportunities for ways to reduce the weight (lightweighting) of automobiles as a result of environmental regulations around emissions and fuel economy.
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
Consumer Electronics. Aluminum’s lightweight characteristics, high formability, ability to conduct electricity and dissipate heat and to offer corrosion resistance makes it useful in a wide variety of electronic applications. Uses of aluminum rolled products in electronics include flat screen televisions, personal computers, laptops, mobile devices, and digital music players.
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

Competition
The aluminum rolled products market is highly competitive. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors are as follows:

North America	Asia
Alcoa, Inc. (Alcoa)	Alcoa
Aleris International, Inc. (Aleris)	Furukawa-Sky Aluminum Corp.
Tri-Arrows Aluminum Inc. (Tri-Arrows)	Kobe Steel Ltd.
Norandal Aluminum	Nanshan Aluminum
Constellium	Sumitomo Light Metal Company, Ltd.
Wise Metal Group LLC	Chinalco Group

Europe	South America
Alcoa	Alcoa
Aleris	Companhia Brasileira de Alumínio
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
In addition to competition from others within the aluminum rolled products industry, we, as well as the other aluminum rolled products manufacturers, face competition from non-aluminum material producers, as fabricators and end-users have, in the past, demonstrated a willingness to substitute other materials for aluminum. In the packaging (primarily beverage and food cans) end-use market, aluminum rolled products’ primary competitors are glass, PET plastic, and in some regions, steel. In the transportation end-use market, aluminum rolled products compete mainly with steel and composites. Aluminum competes with wood, plastic, cement and steel in building products applications. Factors affecting competition with substitute materials include price, ease of manufacture, consumer preference and performance characteristics.
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
Trade. Some trade flows do occur between regions despite shipping costs, import duties and the need for localized customer support. Higher value-added, specialty products such as plate and some foils are more likely to be traded internationally, especially if demand in certain markets exceeds local supply. With respect to less technically demanding applications, emerging markets with low cost inputs may export commodity aluminum rolled products to larger, more mature markets, as we have seen with China. Accordingly, regional changes in supply, such as plant expansions, have some impact on the worldwide supply of aluminum rolled products.

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
Substitution Trends. Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. We see strong substitution trends towards aluminum and away from other packaging materials in the beverage can market globally, except for North America which is already a mature market. We also see this significant and important trend in other product categories such as the automotive industry. As automotive manufacturers look for ways to meet fuel efficiency regulations and reduce carbon emissions, they need to lightweight their vehicles. As a result of aluminum’s durability, strength and weight, automobile manufacturers are substituting aluminum for heavier alternatives such as steel and iron. Consequently, demand for flat rolled aluminum products has increased.
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
Sustainability. Growing awareness of environmentalism and demand for recyclable products has increased the demand for aluminum rolled products. Unlike other commonly recycled materials such as paper or PET plastic, aluminum can be recycled an unlimited number of times without affecting the quality of the product. Additionally, the recycling process uses 95% less energy than is required to produce primary aluminum from mining and smelting, with an equivalent reduction in greenhouse gas emissions.
Our Business Strategy
Our primary objective is to deliver customer and shareholder value by being the most technologically advanced, innovative and profitable aluminum rolled products company in the world. We intend to achieve this objective through the following areas of focus:

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
We strive to service our customers in a consistent, global manner through seamless alignment of goals, methods and metrics across the organization to improve communication and by implementation of strategic initiatives. These initiatives have resulted in solid operating margins and performance, and we will continue to take actions to ensure we are aligned to best leverage our operations globally.

Focus on Our Core Premium Products to Drive Enhanced Profitability
We will focus on capturing the global growth we see in our premium product markets of beverage can, automotive and specialties markets. We plan to continue improving our product mix and margins by leveraging our world-class assets and technical capabilities. Our management approach helps us to systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This ensures that we focus on growing in attractive market segments, while also taking actions to exit unattractive ones. During fiscal year 2013 we sold three foil plants in Europe in order to focus on our premium products. We will continue to focus on our core products while investing in emerging growth markets.
Pursue Organic Growth Through Capital Investments in Emerging Growth Markets
We are investing heavily in increasing our capacity, particularly in high growth emerging markets. Our international presence positions us well to capture additional growth opportunities in targeted aluminum rolled products. In particular, we believe Asia and South America have high growth potential in areas such as beverage cans and specialties. Additionally, we believe there is strong automotive growth potential worldwide. While our existing manufacturing and operating presence positions us well to capture this growth, we are making incremental capital expenditures in these areas. The following table summarizes our significant global expansion projects, the estimated capacity and estimated or actual commission date.

Location	Description of Expansion	Estimated Capacity (at full capacity)	Actual or estimated Commission Date
North America
Oswego, NY	Automotive sheet finishing plant	200 kt	Mid CY2013
Europe
Nachterstedt, Germany	Recycling expansion	250 kt	Mid CY2014
Asia
Ulsan & Yeongju, South Korea	Rolling expansion	350 kt	Mid CY2013
Yeongju, South Korea	Recycling expansion	265 kt	October 2012
Changzhou, China	Automotive sheet finishing plant	120 kt	End CY2014
South America
Pinda, Brazil	Rolling expansion	220 kt	December 2012
Pinda, Brazil	Can coating line	100 kt	End CY2013
Pinda, Brazil	Recycling expansion	190 kt	End CY2013

Promote Sustainability with Aggressive Targets and Stakeholder Engagement

In August 2012, we released our second annual Sustainability Report, which detailed the progress Novelis has made against the sustainability targets announced in 2011. The report was rated a level A by the Global Reporting Initiative™ (GRI) and also included our progress to implement the United Nations Global Compact ten principles. Overall, we have made positive improvements in regards to our company's 10 sustainability targets, with reductions in our greenhouse gas emissions, energy use, waste to landfill, and water usage. We have also continued to make strong progress on the amount of recycled content in our products, and over this past fiscal year the average increased from 39% to 43%. We continue to collaborate with our customers and other stakeholders to raise awareness of the significant life cycle benefits of using aluminum in products, such as lightweighting and recycling. From the increased use of aluminum in automobiles to a high-recycled content can, sustainability is driving our product research and innovation.  We are also engaging with the communities where we operate through charitable investments and volunteering to try to help address local issues, particularly in the areas of math and science education, safety and recycling.  Around the world, we are working on increasing recycling rates through our support of recycling programs and education, as well as seeking ways to expand our recycling business into other scrap markets in addition to can.  Also in fiscal year 2013 we launched the first phase of our Supplier Code of Conduct to promote sustainability throughout our supply chain. From the significant number of plant expansion projects to the growth and advancement of products our aluminum is used in, we are undergoing a business transformation that truly aligns our business model with our sustainability strategy.
Maintaining a competitive cost structure
We are focused on managing our costs by pursuing a standardized focus on our core operations globally. To achieve this objective, we continue working to standardize our manufacturing processes and the associated upstream and downstream production elements where possible while still allowing the flexibility to respond to local market demands. In addition, we have implemented numerous restructuring initiatives, including the shutdown or sale of facilities, staff rationalization and other activities, all of which have led to significant cost savings that we will benefit from for years to come. We plan to focus on maintaining a competitive cost structure, even as we invest in expansions, and intend to continuously evaluate and implement initiatives to improve operational efficiencies across our plants globally.
Our Operating Segments
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America. Each segment manufactures aluminum sheet and light gauge products.
The table below shows “Net sales” and total shipments by segment. For additional financial information related to our operating segments, see Note 20 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

Net sales in millions	Year Ended March 31,
Shipments in kilotonnes	2013	2012	2011
Consolidated
Net sales	$9,812	$11,063	$10,577
Total shipments	2,930	2,982	3,097
North America(A)
Net sales	$3,405	$3,967	$3,760
Total shipments	1,012	1,079	1,123
Europe(A)
Net sales	$3,181	$3,840	$3,589
Total shipments	919	965	980
Asia(A)
Net sales	$1,762	$1,830	$1,866
Total shipments	562	536	581
South America(A)
Net sales	$1,391	$1,278	$1,214
Total shipments	471	417	420

(A)
"Net sales" and "Total shipments" by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.

The following is a description of our operating segments as of March 31, 2013:
North America
Headquartered in Atlanta, Georgia, North America operates 10 aluminum rolled products facilities, including two fully dedicated recycling facilities and two facilities with recycling operations, and manufactures a broad range of aluminum sheet and light gauge products. End-use markets for this segment include beverage and food cans, containers and packaging, automotive and other transportation applications, architectural and other industrial applications. The majority of North

America’s volumes are directed towards the beverage and food can sheet market. The beverage can end-use market is technically demanding to supply and pricing is competitive.
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
In response to the lightweighting trend in the automotive industry, we are expanding our Oswego, NY facility to increase our North American finishing capacity for the transportation end-use market. In August 2012, we closed our Saguenay Works plant in Quebec, Canada. The closure was driven by the need to right-size production capacity in North America, along with the increasing logistic costs and structural challenges facing this location. During fiscal year 2013 we withdrew from the UBC recycling joint venture with Alcoa Inc., known as Evermore Recycling LLC (Evermore Recycling), and established a new organization for the procurement of UBC's in North America, which allows us to more seamlessly operate a global recycling network and strategy.
Europe
Headquartered in Zurich, Switzerland, Europe operates nine operating plants, including one fully dedicated recycling facility and two facilities with recycling operations, and manufactures a broad range of sheet and foil products. End-use markets for this segment include beverage and food can, automotive, architectural and industrial products, foil and technical products and lithographic sheet. Beverage and food can represent the largest end-use market in terms of shipment volume by Europe. Europe has six aluminum rolled products facilities, two foil and packaging facilities, one fully dedicated recycling facility, distribution centers in Italy, and sales offices in several European countries. Operations include our 50% joint venture interest in Aluminium Norf GmbH (Alunorf), which is the world’s largest aluminum rolling and remelt facility. Alunorf supplies high quality can stock, foilstock and feeder stock for finishing at our other European operations.
We are building a fully integrated recycling facility at our Nachterstedt, Germany plant. Additionally, we commissioned a new continuous casting line in Pieve, Italy in December 2012, which includes a specially designed recycling furnace that can remove paint and plastic coatings from scrap aluminum.
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
Asia
Headquartered in Seoul, South Korea, Asia operates three manufacturing facilities, including two facilities with recycling operations, and manufactures a broad range of sheet and light gauge products. End-use markets include beverage and food cans, electronics, architectural, industrial and other products, automotive and foil. The beverage can market represents the largest end-use market in terms of volume. Recycling is an important part of our operations with recycling facilities at both the Ulsan, South Korea and Yeongju, South Korea plants. We believe that Asia is well-positioned to benefit from further economic development in China as well as other parts of Asia.
In response to the growing demand in the broader Asia region, we are expanding our aluminum rolling and recycling operations in South Korea, which includes both hot rolling and cold rolling operations. The move is designed to rapidly bring to market high-quality aluminum rolling capacity aligned with the projected needs of a growing customer base. The expansion includes the construction of a state-of-the-art recycling center primarily for used aluminum beverage cans and a casting operation. Additionally we are constructing an aluminum automotive sheet finishing plant in China. In June 2013 we plan to commission our first recycling center in Vietnam, which will handle the procurement, cleaning and baling of UBCs.

South America
Headquartered in Sao Paulo, Brazil, South America operates two rolling plants, including one facility with recycling operations, along with one primary aluminum smelter and hydroelectric power plants, all of which are located in Brazil. South America manufactures aluminum rolled products, including can stock, industrial sheet and light gauge. The main markets are beverage and food can, specialty, industrial, foil and other packaging and transportation end-use applications. Beverage can represents the largest end-use application in terms of shipment volume. Our operations in South America include a smelter used by our Brazilian aluminum rolled products operations, with any excess production being sold on the market in the form of aluminum billets, and hydroelectric power plants which we use to generate a portion of our own power requirements. We also have mining rights located in Brazil which we are currently not exploring and alumina refinery assets that we are not operating, that are classified as held for sale as of March 31, 2013.
In response to the growing demand for our products in South America, we expanded our aluminum rolling operations to increase capacity at our Pindamonhangaba (Pinda) facility. Additionally, we are installing a new coating line for beverage can end stock and expanding our recycling capacity in our Pinda facility.
In light of the alumina and aluminum pricing environment, we closed our Aratu facility in Candeias, Brazil in December 2010. During fiscal year 2012, we ceased production of converter foil (9 microns thickness or less) for flexible packaging and stopped production of one rolling mill at our Santo André plant in Brazil, due to overcapacity in the foil market and increased competition from low-cost countries. In March 2013, we shut down one of our two primary aluminum smelter lines in Brazil. The closure is another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products. Additionally, during the year ended March 31, 2013, we decided to sell our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco. We expect the transaction to close in the first quarter of fiscal year 2014.

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
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,900 kt of primary aluminum in fiscal 2013 in the form of sheet ingot, standard ingot and molten metal, approximately 40% of which we purchased from Alcan.
Primary Aluminum Production. We produced approximately 24 kt of our own primary aluminum requirements in fiscal 2013 through our smelter and related facilities in Brazil.
Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we have a closed-looped system whereby we take recycled processed material from their fabricating activity and re-melt, cast and roll it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates, and products with longer lifespans, like cars and buildings, which are starting to become high volume sources of recycled material. We purchased or tolled approximately 1,200 kt of recycled material inputs in fiscal 2013 and are making recycling investments in Europe, Korea and South America to increase the amount of recycled material we use as raw materials.
The materials that we recycle are remelted, cast and then used in our operations. The net effect of all recycling activities is that approximately 43% of our total aluminum rolled product shipments in fiscal 2013 were made with recycled material inputs.

Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In fiscal 2013, natural gas and electricity represented approximately 94% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelter in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the purchase of derivative instruments. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.
A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements. When the market price of energy is above the fixed price within the contract, we are subject to the credit risk of the counterparty in terms of fulfilling the contract to its term, including those favorable contracts which were existent at the date of Hindalco's purchase of Novelis and for which an intangible asset was recorded in purchase accounting.
In South America, we own and operate hydroelectric facilities that met approximately 73% of our total electricity requirements for our smelter operations in fiscal 2013. Subsequent to the closure of one of our smelter lines in March 2013, we estimate the hydroelectric facilities will meet 100% of our total electricity requirements for our remaining smelter operations. We have a mixture of self-generated electricity, long term and shorter term contracts. We may continue to face challenges renewing our South American energy supply contracts at rates which enable profitable operation of our full smelter capacity.
Our Customers
Although we provide products to a wide variety of customers in each of the markets that we serve, we have experienced consolidation trends among our customers in many of our key end-use markets. In fiscal 2013, approximately 51% of our total “Net sales” were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

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
Lotte Aluminum Co. Ltd.
Pactiv Corporation
Ryerson Inc.
Tetra Pak International SA
Our single largest end-use market is beverage can sheet. We sell can sheet directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us. One of our beverage can sheet customers is Coca-Cola Bottlers’ Sales and Services (CCBSS). We have a multi-year agreement with CCBSS to supply beverage can sheet, including can end, body and tab sheet to the various producers of beverage cans for Coca-Cola in North America, where we are Coca-Cola’s primary supplier.

The table below shows our “Net sales” to Rexam Plc (Rexam), Anheuser-Busch, Incorporated (Anheuser-Busch), and Affiliates of Ball Corporation, our three largest customers, as a percentage of total “Net sales.”

	Year Ended March 31,
	2013	2012	2011
Rexam	15%	14%	15%
Anheuser-Busch	11%	10%	13%
Affiliates of Ball Corporation	10%	10%	8%

Distribution and Backlog
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Year Ended March 31,
	2013	2012	2011
Direct sales as a percentage of total “Net sales”	93%	93%	92%
Distributor sales as a percentage of total “Net sales”	7%	7%	8%
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
We also use third party agents or traders in some regions to complement our own sales force. These agents provide service to our customers in countries where we do not have local expertise. We tend to use third party agents in Asia more frequently than in other regions.
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
Research and Development
The table below summarizes our “Research and development expenses” in our plants and modern research facilities, which includes mini-scale production lines equipped with hot mills, can lines and continuous casters (in millions).

	Year Ended March 31,
	2013	2012	2011
Research and development expenses	$46	$44	$40
We conduct research and development activities at our plants in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 180 employees dedicated to research and development, located in many of our plants and research centers. We opened a global research and development center in Kennesaw, GA that became operational in mid calendar year 2012. The center offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used for the automotive, beverage can and specialty markets. To reach the Company’s sustainability commitments, a key focus is to help increase the amount of recycled metal content across all product lines while meeting performance requirements.

Our Employees
The table below summarizes our approximate number of employees by region.

Employees	North America	Europe	Asia	South America	Total
March 31, 2013	3,120	4,320	1,770	1,760	10,970
March 31, 2012	3,100	5,210	1,600	1,710	11,620
Approximately 63% of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. As of March 31. 2013, approximately 2,000 of our employees were covered under collective bargaining agreements that expire within one year. We consider our employee relations to be satisfactory. Collective bargaining agreements are negotiated on a site, regional or national level, and are of different durations.
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
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $26 million in fiscal 2013, of which $13 million was expensed and $13 million capitalized. We expect these expenditures will be approximately $25 million in fiscal 2014, of which we estimate $14 million will be expensed and $11 million capitalized. Generally, expenses for environmental protection are recorded in “Cost of goods sold (exclusive of depreciation and amortization).” However, significant remediation costs that are not associated with on-going operations are recorded in “Other (income) expense, net” or "Restructuring charges, net."

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
Our ten largest customers accounted for approximately 51%, 51% and 50% of our total “Net sales” for the year ended March 31, 2013, 2012 and 2011, respectively, with Rexam Plc, a leading global beverage can maker, and its affiliates representing approximately 15%, 14% and 15% of our total “Net sales” in the respective periods. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations and cash flows. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Business - Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to obtain cost savings and other benefits.

Our results and short term liquidity can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers.
Most of our purchase and sales contracts are based on the LME price for high grade aluminum, and there are typically timing differences between the pricing periods for purchases and sales where purchase prices tend to be fixed and paid earlier than sales prices. This creates a price exposure that we call “metal price lag.” We use derivative instruments to synthetically preserve our conversion margins and manage our metal price lag exposure. We sell short-term LME aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to synthetically ensure we sell metal for the same price at which we purchase metal. We settle these derivative contracts in advance of collecting from our customers, which could positively or negatively impact our short-term liquidity position.

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
A deterioration of our financial position or a downgrade of our ratings for any reason could increase our borrowing costs and have an adverse effect on our business relationships with customers, suppliers and hedging counterparties. From time to time, we enter into various forms of hedging activities against currency, interest rate, energy or metal price fluctuations. Financial strength and credit ratings are important to the availability and pricing of these hedging and trading activities. As a result, any downgrade of our credit ratings or changes to our level of indebtedness may make it more difficult or costly for us to engage in these activities in the future.
Adverse changes in currency exchange rates could negatively affect our financial results or cash flows and the competitiveness of our aluminum rolled products relative to other materials.
Our businesses and operations are exposed to the effects of changes in the exchange rates of the U.S. dollar, the euro, the British pound, the Brazilian real, the Canadian dollar, the Korean won and other currencies. We have implemented a hedging policy that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully or completely eliminate the effects of currency exchange rate fluctuations which could have a material adverse effect on our financial results and cash flows.
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
We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including China, Brazil, Korea and Malaysia, and we market our products in these countries, as well as certain other countries in Asia, the Middle East and emerging markets in South America. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results and cash flows.
In addition, although relations between the Republic of Korea (which we refer to as Korea) and the Democratic People's Republic of Korea (which we refer to as North Korea) have been tense throughout Korea's modern history, recently tensions have increased dramatically. There can be no assurance that the level of tension on the Korean peninsula will not escalate further in the future. Attacks may occur on Korea, including on areas in which we operate, which could have a material adverse affect on our operations. If military hostilities continue or increase between North Korea and Korea or the United States, the region could become further destabilized and our operations could be halted, and any such hostilities could have a material adverse effect on our operations.

Economic conditions could negatively affect our financial condition and results of operations.
Our financial condition and results of operations depend significantly on worldwide economic conditions. Uncertainty about current or future global economic conditions poses a risk as our customers may postpone purchases in response to tighter credit and negative financial news, which could adversely impact demand for our products. In addition, there can be no assurance that actions we may take in response to economic conditions will be sufficient to counter any continuation or reoccurrence of any downturn or disruption. A significant global economic downturn or disruptions in the financial markets could have a material adverse effect on our financial condition and results of operations.

Our results of operations, cash flows and liquidity could be adversely affected if we were unable to purchase derivative instruments or if counterparties to our derivative instruments fail to honor their agreements.
We use various derivative instruments to manage the risks arising from fluctuations in aluminum prices, exchange rates, energy prices and interest rates. If for any reason we were unable to purchase derivative instruments to manage these risks, our results of operations, cash flows and liquidity could be adversely affected. In addition, we may be exposed to losses in the future if the counterparties to our derivative instruments fail to honor their agreements. In particular, deterioration in the financial condition of our counterparties and any resulting failure to pay amounts owed to us or to perform obligations or services owed to us could have a negative effect on our business and financial condition. Further, if major financial institutions continue to consolidate and are forced to operate under more restrictive capital constraints and regulations, there could be less liquidity in the derivative markets, which could have a negative effect on our ability to hedge and transact with creditworthy counterparties.
New derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.
We use over-the-counter (OTC) derivatives products to hedge our metal commodity risks and our interest rate and currency risks. Recent legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. We expect further regulations to be adopted pursuant to this legislation that will identify further swaps which are subject to the clearing and exchange trading requirements. If future regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities.

Our goodwill, other intangible assets and other long-lived assets could become impaired, which could require us to take non-cash charges against earnings.
We assess, at least annually and potentially more frequently, whether the value of our goodwill has been impaired. We assess the recoverability of finite-lived other intangible assets and other long-lived assets whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. Any impairment of goodwill, other intangible assets, or long-lived assets as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations.
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
We recorded “Restructuring charges, net” of $45 million and $60 million for the year ended March 31, 2013 and 2012, respectively, and $(3) million and $111 million “(Gain)/ loss on assets held for sale” for the year ended March 31, 2013 and 2012, respectively. During these periods, we announced, among others, the following restructuring actions and programs:

•	the shutdown of a potline at our Ouro Preto smelter in Minas Gerais, Brazil;

•	the restructuring of our lithographic sheet European business, which resulted in closing one line in our Göttingen, Germany plant in March 2012;

•	the shutdown of our Saguenay Works plant in Quebec, Canada;

•	the sale of three of our European foil operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany; and

•	the cessation of foil rolling activities and part of the packaging business at our facility located in Bridgnorth, U.K. in fiscal 2012.

We may take additional restructuring actions in the future. Any additional restructuring efforts could result in significant severance-related costs, environmental remediation expenses, impairment charges, restructuring charges and related costs and expenses, which could adversely affect our profitability and cash flows.
We may not be able to successfully develop and implement new technology initiatives.
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
During fiscal year 2013, we implemented a new enterprise resource planning (ERP) system in two of our North America plants and in our corporate headquarters, which resulted in temporary business interruptions that adversely impacted our North America operating results. As we implement the new ERP system in a number of locations, we may continue to experience temporary business interruptions that could adversely impact our operating results and our ability to report accurate quarterly results in a timely manner and comply with existing covenants in all our debt agreements. There is no assurance that the new ERP will operate as designed, which could result in an adverse impact on our operating results, cash flows and financial condition.
Security breaches and other disruptions to our information technology networks and systems could interfere with our operations, and could compromise the confidentiality of our proprietary information.

We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business and manufacturing processes and activities. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, as well as personally identifiable information of our employees, in data centers and on information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information is important to our business operations and strategy. Despite security measures and business continuity plans, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in new or proprietary business initiatives.

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
Future acquisitions or divestitures may adversely affect our financial results.
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
Most of our pension obligations relate to funded defined benefit pension plans for our employees in the U.S., the U.K. and Canada, unfunded pension benefits in Germany and lump sum indemnities payable to our employees in France, Italy, Korea and Malaysia upon retirement or termination. Our pension plan assets consist primarily of funds invested in listed stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Our results of operations, liquidity or shareholder's equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits.
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
Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly-own. These entities include our Norf, Germany; and Logan, Kentucky joint ventures, as well as our majority-owned Malaysian subsidiary. Our Malaysian subsidiary is a public company whose shares are listed for trading on the Bursa Malaysia. Under the governing documents, agreements or securities laws applicable to or stock exchange listing rules relative to certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. Further, in some cases we do not have rights to prevent a joint venture partner from selling its joint venture interests to a third party.
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
If we are unable to obtain sufficient quantities of primary aluminum, recycled aluminum, sheet ingot and other raw materials used in the production of our products, our ability to produce and deliver products or to manufacture products using the desired mix of metal inputs could be adversely affected.
The supply risks relating to our metal inputs vary by input type. Our sheet ingot requirements have historically been supplied, in part, by Rio Tinto Alcan pursuant to agreements with us. For the year ended March 31, 2013, we purchased the majority of our third party sheet ingot requirements from Rio Tinto Alcan's primary metal group. If Rio Tinto Alcan or any other significant supplier of sheet ingot is unable to deliver sufficient quantities of this material on a timely basis, our production may be disrupted and our net sales, profitability and cash flows could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers of sheet ingot could be time consuming and expensive.
 Certain of our manufacturing operations rely on UBCs and other types of aluminum scrap for a portion of our base metal inputs.  Competition for UBCs is significant, and while we believe we will be able to obtain sufficient quantities to meet our production needs, if we are unable to do so, we could be required to purchase more expensive metal inputs which could have an adverse effect on our profitability and cash flows.
Remelt ingot, which is traded on the LME, may become subject to supply risk created by supply and demand anomalies associated with speculative financing transactions. In a period of rapidly rising demand, restrictions on access to metal that is stored in LME warehouses or restrained in financing transactions could create shortages in the spot market which could interfere with supplies to our facilities and limit production.
We face significant price and other forms of competition from other aluminum rolled products producers, which could hurt our results of operations and cash flows.
Generally, the markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers' specifications, range of products offered, lead times, technical support and customer service. Some of our competitors may benefit from greater capital resources, have more efficient technologies, have lower raw material and energy costs and may be able to sustain longer periods of price competition. In particular, we face increased competition from producers in China, which have significantly lower production costs and pricing. This lower pricing could erode the market prices of our products in the Chinese market and elsewhere.
In addition, our competitive position within the global aluminum rolled products industry may be affected by, among other things, consolidation among our competitors, exchange rate fluctuations that may make our products less competitive in relation to the products of companies based in other countries (despite the U.S. dollar-based input cost and the marginal costs of shipping) and economies of scale in purchasing, production and sales, which accrue to the benefit of some of our competitors. For example, the price gap between the Shanghai Futures Exchange (SHFE) and the LME may make products manufactured in China with SHFE prices for aluminum more competitive compared to our products manufactured in Asia with LME prices for aluminum.
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
From time to time, we are involved in, or the subject of, disputes, proceedings and investigations with respect to a variety of matters, including environmental, health and safety, product liability, employee, tax, personal injury, contractual and other matters as well as other disputes and proceedings that arise in the ordinary course of business. Certain of these matters are discussed in the preceding risk factor. Any claims against us or any investigations involving us, whether meritorious or not, could be costly to defend or comply with and could divert management's attention as well as operational resources. Any such dispute, litigation or investigation, whether currently pending or threatened or in the future, may have a material adverse effect on our financial results and cash flows.
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
Income tax payments may ultimately differ from amounts currently recorded by the Company. Future tax law changes may materially increase the Company's prospective income tax expense.
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
We have a relatively high degree of leverage. As of March 31, 2013, we had $4.9 billion of indebtedness outstanding. Our substantial indebtedness and interest expense could have important consequences to our company and holders of notes, including:

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

See Note 11 - Debt for additional discussion.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in Atlanta, Georgia.  In June of 2012, we opened a global research and development center in Kennesaw, Georgia.  This center offers state-of-the-art research and development capabilities to help us better partner and innovate with our customers to ensure we are able to capture the global long-term FRP demand for the automotive, beverage can and specialties markets.
The total number of operating facilities within our operating segments as of March 31, 2013 is shown in the table below, including operating facilities that we jointly own and operate with third parties.

	Total Operating Facilities	Facilities with recycling operations
North America	10	4
Europe	9	3
Asia	3	2
South America	3	1
Total	25	10

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2013.
North America

Location	Plant Processes	Major End-Use Markets
Berea, Kentucky	Recycling, sheet ingot casting	Recycled ingot
Burnaby, British Columbia	Finishing	Foil containers
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling, sheet ingot casting	Recycled ingot
Kingston, Ontario	Cold rolling, finishing	Automotive, construction/industrial
Russellville, Kentucky (A)	Hot rolling, cold rolling, finishing, recycling	Can stock
Oswego, New York	Sheet ingot casting, hot rolling, cold rolling, recycling, brazing, finishing	Can stock, automotive, construction/industrial, semi-finished coil
Saguenay, Quebec (B)	Continuous casting	Semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Toronto, Ontario	Finishing	Foil, foil containers
Warren, Ohio	Coating	Can end stock

(A)
We own 40% of the outstanding common shares of Logan Aluminum Inc. (Logan), but we have made equipment investments such that our portion of Logan’s total machine hours has provided us approximately 55% of Logan’s total production.

(B)	In August 2012, we closed our Saguenay Works plant in Quebec, Canada. It is included in the table of operating facilities as it was operated by Novelis during part of the year ended March 31, 2013.
Our Oswego, New York facility operates modern equipment used for recycling beverage cans and other scrap metals, ingot casting, hot rolling, cold rolling and finishing. Oswego produces can stock as well as building and industrial products. Oswego also provides feedstock to our Kingston, Ontario facility, which produces heat-treated automotive sheet and products for construction and industrial applications, and to our Terre Haute, Indiana and Fairmont, West Virginia facilities, which produce foil and light-gauge sheet. Our expansion project at our Oswego, NY facility is scheduled to be operational in mid calendar year 2013.
Our Russellville, Kentucky facility (referred to herein as Logan) is a processing joint venture between us and Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan, which was built in 1985, is the newest and largest rolling mill in North America. Logan is a dedicated manufacturer of aluminum sheet products for the can stock market and operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. A portion of the can end stock is coated at North America’s Warren, Ohio facility, in addition to Logan’s on-site coating assets. Together with Tri-Arrows, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for conversion at the facility. The converted product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the converted products. All of the fixed assets at Logan are directly owned by us and Tri-Arrows in varying ownership percentages or solely by each party.
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

Europe

Location	Plant Processes	Major End-Use Markets
Berlin, Germany (C)	Converting	Packaging
Bresso, Italy	Finishing, painting	Painted sheet, architectural
Dudelange, Luxembourg (C)	Continuous casting, foil rolling, finishing, recycling	Foil
Göttingen, Germany	Cold rolling, finishing, painting	Can end, can tab, food can, lithographic, painted sheet
Latchford, U.K.	Recycling, sheet ingot casting	Sheet ingot from recycled metal
Ludenscheid, Germany	Foil rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing, painting	Automotive, can end, industrial, painted sheet, architectural
Norf, Germany (A)	Sheet ingot casting, hot rolling, cold rolling, recycling	Can stock, foilstock, feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling, finishing, recycling	Coil for Bresso, industrial
Rugles, France (C)	Continuous casting, foil rolling, finishing, recycling	Foil
Sierre, Switzerland (B)	Sheet ingot casting, hot rolling, cold rolling, finishing	Automotive sheet, industrial

(A)	Operated as a 50/50 joint venture between us and Hydro Aluminum Deutschland GmbH (Hydro).

(B)	By contract, Novelis must reserve a significant portion of the total production capacity of the Sierre hot mill to produce aluminum plate for Constellium.

(C)
During fiscal year 2013 we finalized the sale of three European aluminum foil and packaging plants which included the operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. These plants are included in the table of operating facilities as they were operated by Novelis during part of the year ended March 31, 2013.

Aluminium Norf GmbH (Alunorf) in Germany, a 50/50 production-sharing joint venture between us and Hydro, is a large scale, modern manufacturing hub for several of our operations in Europe, and is the largest aluminum rolling mill and remelting operation in the world. Norf supplies hot coil for further processing through cold rolling to some of our other plants, including Göttingen and Nachterstedt in Germany and provides foilstock to our plants in Ohle and Ludenscheid in Germany. Together with Hydro, we operate Alunorf as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then transferred back to the supplying party on a pre-determined cost-plus basis. We own 50% of the equity interest in Norf and Hydro owns the other 50%. We share control of the management of Alunorf with Hydro through a jointly-controlled shareholders’ committee. Management of Alunorf is led jointly by two managing executives, one nominated by us and one nominated by Hydro.
Our Göttingen plant has a paint line as well as lines for can end and food sheet. Our Nachterstedt plant cold rolls and finishes mainly automotive sheet and can end stock. The Pieve plant, located near Milan, Italy, mainly produces continuous cast coil that is cold rolled into paintstock and sent to the Bresso, Italy plant for painting and some specialty finishing.
The Sierre hot rolling plant in Switzerland and the Nachterstedt plant in Germany are Europe’s leading producers of automotive sheet in terms of shipments. Sierre also supplies plate stock to Constellium.

Our recycling operation in Latchford, United Kingdom is the only major recycling plant in Europe dedicated to UBCs.
We are investing in our Nachterstedt, Germany site to build a fully integrated recycling facility, which will be the most sophisticated plant of its kind with capabilities to recycle up to 18 different types of scrap.

Asia

Location	Plant Processes	Major End-Use Markets
Bukit Raja, Malaysia(A)	Continuous casting, cold rolling, coating	Construction/industrial, heavy and light gauge foils
Ulsan, South Korea(B)	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, electronics, foilstock, and recycled material
Yeongju, South Korea(B)	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, electronics, foilstock and recycled material

(A)	Ownership of the Bukit Raja plant corresponds to our 59% equity interest in Aluminium Company of Malaysia Berhad.

(B)	We hold a 99% equity interest in the legal entity that owns the Ulsan and Yeongju plants.
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
Novelis Asia also operates recycling furnaces at both its Ulsan and Yeongju facilities in South Korea for the conversion of customer and third-party recycled aluminum. In response to the growing demand for our products, we are expanding our rolling and recycling operations in South Korea. We are also constructing an aluminum automotive sheet finishing plant in China.
South America

Location	Plant Processes	Major End-Use Markets
Pindamonhangaba (Pinda), Brazil	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, foilstock, recycled ingot
Santo Andre, Brazil	Foil rolling, finishing	Foil
Ouro Preto, Brazil	Smelting	Primary aluminum (extrusion billets)

Our Pinda rolling and recycling facility in Brazil has an integrated process that includes recycling, sheet ingot casting, hot mill and cold mill operations. A leased coating line produces painted products, including can end stock. Pinda supplies foilstock to our Santo Andre foil plant, which produces converter, household and container foil, among others.
Pinda is the largest aluminum rolling and recycling facility in South America in terms of shipments and the only facility in South America capable of producing can body and end stock. Pinda recycles primarily UBCs, and is engaged in tolling recycled metal for our customers. In response to the growing demand for our products in South America, we are expanding our aluminum rolling operations in Pinda. Additionally, we are installing a new coating line for beverage can end stock and expanding the recycling capacity in our Pinda facility.
We operate primary aluminum smelting operations at our Ouro Preto, Brazil facility and hydroelectric power generation operations throughout Brazil. Our owned power generation supplied approximately 73% of our smelter needs in fiscal 2013. Subsequent to the closure of one of our smelter lines in March 2013, we estimate the hydroelectric facilities will meet 100% of our total electricity requirements for our remaining smelter operations. We own alumina refining assets that we are currently not operating and mining rights in the Ouro Preto, Cataguases and Carangola regions that are not currently being explored and both are classified as held for sale as of March 31, 2013.
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
All of our common shares were indirectly held by Hindalco; thus, earnings per share data are not reported. Amounts in the table below are in millions.

	Year Ended March 31,
	2013	2012	2011	2010	2009 (A)
Net sales	$9,812	$11,063	$10,577	$8,673	$10,177
Net income (loss) attributable to our common shareholder	$202	$63	$116	$405	$(1,910)
Return of capital(B)	$—	$—	$1,700	$—	$—

	March 31,
	2013	2012	2011	2010	2009
Total assets	$8,522	$8,021	$8,296	$7,762	$7,567
Long-term debt (including current portion)	$4,464	$4,344	$4,086	$2,596	$2,559
Short-term borrowings	$468	$18	$17	$75	$264
Cash and cash equivalents	$301	$317	$311	$437	$248
Total equity	$239	$123	$445	$1,869	$1,419

(A)
Net income (loss) attributable to our common shareholder for the year ended March 31, 2009 includes non-cash pre-tax impairment charges of $1.5 billion, and certain non-recurring expenses that were incurred related to the acquisition by Hindalco.

(B)	On December 17, 2010, we paid $1.7 billion to our shareholder as a return of capital.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2013. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of March 31, 2013, we had manufacturing operations in nine countries on four continents, which include 25 operating plants, and recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions, but with the global footprint to service global customers.
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

HIGHLIGHTS
Fiscal 2013 was another transformational year for Novelis, as we invested $775 million primarily into our ongoing global rolling, finishing and recycling expansion projects. We commissioned two expansion projects in late fiscal 2013, which will increase our global rolling and recycling capacity, and we broke ground on two new facilities. In fiscal 2013, we continued to optimize our global footprint and product portfolio through these expansion projects and the closure or divestiture of underperforming or noncore assets; including our Saguenay Works plant in Quebec, Canada, three foil and packaging plants in Europe, and a smelter pot line in Brazil.
We experienced some unexpected challenges during the year in North America, including a fire in one of our plants in the fourth quarter, disruptions in our operations due to the implementation of a new enterprise resource planning (ERP) system in two plants in the third quarter, and operational production and supply chain issues related to transferring our Saguenay plant capacity to other North America plants in the first quarter of fiscal 2013. We are experiencing pricing pressures in North America, Europe, and Asia, which negatively impacted our conversion premiums during fiscal 2013 compared to the prior year. The unfavorable economic conditions in Europe have negatively impacted the Asian manufacturing industries which rely heavily on exports. Despite these challenges, shipments of our flat rolled products declined only 2% from 2,838 kt in fiscal 2012 to 2,786 kt in fiscal 2013, driven by declines in North America and Europe, offset by an increase in shipments in our Asia and South America regions. South America had a solid year reporting both record shipments and "Segment income." Additionally, we reported record shipments of our products for the automotive industry in fiscal 2013.

•
We invested $775 million globally for the year ended March 31, 2013, which primarily relates to our expansion projects in Oswego, New York; Yeongju, South Korea; Ulsan, South Korea; and Pinda, Brazil; and the implementation of a new ERP system. In December 2012, we commissioned our Pinda facility rolling expansion in Brazil, which will result in approximately 220 kt of additional rolling capacity annually once the facility is operating at full capacity. The expansion of our recycling facility in Yeongju, South Korea became operational in October 2012 and will increase our annual recycling capacity by approximately 265 kt when the facility is operating at full capacity. We also broke ground on two strategic expansion projects during the fiscal year: an aluminum automotive sheet finishing plant in Changzhou, China and a new recycling center at our Nachterstedt, Germany facility.

•
“Net sales” for fiscal 2013 were $9.8 billion, a decrease of 11% compared to $11.1 billion for fiscal 2012. "Cost of goods sold (exclusive of depreciation and amortization)" for fiscal 2013 was $8.5 billion, a decrease of 13% compared to $9.7 billion for fiscal 2012. These decreases were primarily the result of lower average aluminum prices which declined by 15%, a decline in shipments of our flat rolled products by 2%, and lower conversion premiums and conversion costs in Europe due to the sale of three foil and packaging plants in June 2012. The decline in "Cost of goods sold (exclusive of depreciation and amortization)" was partially offset by higher conversion costs in North America due to the production and supply chain issues discussed above.

•
We reported "Net income" of $203 million in fiscal 2013, compared to $90 million in fiscal 2012. Included in "Net income" are pre-tax unrealized gains on undesignated derivative instruments of $14 million in fiscal 2013 and losses of $62 million in fiscal 2012 which were recorded in our statement of operations in periods prior to the offsetting impact of the hedged exposure. Also included in "Net income" was a pre-tax gain on assets held for sale of $3 million in fiscal 2013 compared to loss of $111 million in fiscal 2012 related to the sale of three Europe foil and packaging plants. We reported an income tax provision of $83 million in fiscal 2013 compared to $39 million in fiscal 2012.

•	Cash flow provided by operations was $203 million for fiscal 2013 compared to $556 million for fiscal 2012. The decline is due to the lower "Segment income" and unfavorable changes in working capital.

•
We reported available liquidity of $760 million as of March 31, 2013, which is down compared to $1.0 billion as of March 31, 2012. The decline is primarily attributable to the significant investments that we are making to fund our strategic expansion projects and lower cash flow provide by operations.

BUSINESS AND INDUSTRY CLIMATE
We are experiencing pricing pressures and increased competition, which are negatively impacting our profitability. The pricing pressures and competition are notable in our North America, Europe, and Asia regions. One factor contributing to the competitive landscape in Asia is the significantly higher local market premium that we must pay for the purchases of aluminum in Asia. Aluminum prices averaged $1,976 per metric tonne during fiscal 2013 compared to $2,318 per metric tonne during fiscal 2012. We realized an increase in the benefits from the utilization of scrap in fiscal 2013 compared to prior year due to favorable discounts we received on the procurement of scrap, partially offset by the decline in average aluminum prices. Demand for our premium product categories has remained strong, particularly our products for the automotive industry which are growing as a result of trends toward lighter weight vehicles.  We reported record shipments of our products for the automotive industry in fiscal 2013.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)
	Three Months Ended				Year Ended	Three Months Ended				Year Ended
	June 30, 2011	Sept 30, 2011	Dec 31, 2011	Mar 31, 2012	Mar 31, 2012	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012	Mar 31, 2013	Mar 31, 2013
Net sales	$3,113	$2,880	$2,462	$2,608	$11,063	$2,550	$2,441	$2,321	$2,500	$9,812
Percentage increase (decrease) in net sales versus comparable previous year period	23%	14%	(4)%	(12)%	5%	(18)%	(15)%	(6)%	(4)%	(11)%
Rolled product shipments:
North America	288	274	248	254	1,064	266	269	216	239	990
Europe	237	227	183	229	876	233	218	192	218	861
Asia	152	131	117	124	524	136	142	141	143	562
South America	90	88	100	97	375	89	92	107	107	395
Eliminations	—	—	—	(1)	(1)	(2)	(2)	(9)	(9)	(22)
Total	767	720	648	703	2,838	722	719	647	698	2,786
Beverage and food cans	462	437	404	419	1,722	432	449	423	437	1,741
All other rolled products	305	283	244	284	1,116	290	270	224	261	1,045
Total	767	720	648	703	2,838	722	719	647	698	2,786

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	4%	(4)%	(5)%	(9)%	(4)%	(8)%	(2)%	(13)%	(6)%	(7)%
Europe	2%	—%	(12)%	(5)%	(4)%	(2)%	(4)%	5%	(5)%	(2)%
Asia	4%	(2)%	(21)%	(18)%	(10)%	(11)%	8%	21%	15%	7%
South America	—%	(3)%	3%	(2)%	(1)%	(1)%	5%	7%	10%	5%
Total	3%	(2)%	(9)%	(9)%	(4)%	(6)%	—%	—%	(1)%	(2)%
Beverage and food cans	9%	2%	(5)%	(8)%	(1)%	(6)%	3%	5%	4%	1%
All other rolled products	(5)%	(8)%	(16)%	(11)%	(10)%	(5)%	(5)%	(8)%	(8)%	(6)%
Total	3%	(2)%	(9)%	(9)%	(4)%	(6)%	—%	—%	(1)%	(2)%

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

Metal Price Lag and Related Hedging Activities

Increases or decreases in the average price of aluminum directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: 1) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs, and 2) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers.
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

LME Aluminum Prices
The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the years ended March 31, 2013, 2012, and 2011 are as follows:

				Percent Change
	Year Ended March 31,			Year Ended March 31, 2013 versus	Year Ended March 31, 2012 versus
	2013	2012	2011	March 31, 2012	March 31, 2011
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,099	$2,600	$2,288	(19)%	14%
Average cash price during period	$1,976	$2,318	$2,257	(15)%	3%
Closing cash price as of end of period	$1,882	$2,099	$2,600	(10)%	(19)%
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
Average aluminum prices were lower in fiscal 2013 compared to fiscal 2012 and were higher in fiscal 2012 compared to fiscal 2011. The fluctuating prices resulted in $5 million of net unrealized gains and $25 million of net unrealized losses on undesignated metal derivatives in fiscal 2013 and fiscal 2012, respectively. The reduction in volatility in our unrealized gains and losses is attributable to Company's implementation of hedge accounting for our derivative transactions.
    The benefit we receive from utilizing UBCs and scrap are influenced by LME aluminum prices and the spread between the market price for UBCs and scrap compared to the price of prime aluminum, as well as consumption levels. Average aluminum prices were $342 per metric tonne lower in fiscal 2013 compared to fiscal 2012. The discounts off prime we received to procure UBCs and scrap were more favorable in fiscal 2013 compared to fiscal 2012 which more than offsets the unfavorable impact of lower aluminum prices.

Energy swaps
We use natural gas and electricity swaps to manage our exposure to fluctuating energy prices in North America.  During fiscal 2013, we recorded $19 million of unrealized gains on undesignated energy swaps compared to $25 million in fiscal 2012.

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into the U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the years ended March 31, 2013, 2012, and 2011:

	Exchange Rate as of March 31,			Average Exchange Rate Year Ended March 31,
	2013	2012	2011	2013	2012	2011
U.S. dollar per Euro	1.282	1.335	1.419	1.289	1.385	1.325
Brazilian real per U.S. dollar	2.014	1.823	1.627	2.017	1.696	1.718
South Korean won per U.S. dollar	1,112	1,138	1,107	1,115	1,111	1,151
Canadian dollar per U.S. dollar	1.016	0.997	0.971	1.003	0.992	1.021
During fiscal 2013, the U.S. dollar strengthened against the Euro, the Brazilian real, and the Canadian dollar and weakened compared to the South Korean won. Although the U.S. dollar weakened against the South Korean won as of March 31, 2013 compared to March 31, 2012, the average exchange rate for fiscal 2013 and fiscal 2012 was relatively flat. In Europe, the stronger U.S. dollar compared to the Euro resulted in unfavorable foreign exchange translation in fiscal 2013 operating results when compared to fiscal 2012, as these operations are recorded in their local currency and translated into the U.S. dollar reporting currency. In South Korea, changes in the foreign currency caused a favorable foreign exchange translation in fiscal 2013 operating results when compared to fiscal 2012. In Brazil, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our costs are predominately based in the Brazilian real. The stronger U.S. dollar compared to the Brazilian real resulted in a favorable remeasurement of our operating costs into the U.S. dollar in fiscal 2013 compared to fiscal 2012.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures and net investments in foreign subsidiaries.
The impact of foreign exchange remeasurement, net of the related hedges, was a $10 million gain in fiscal 2013 due primarily to Brazilian real denominated liabilities being remeasured to the U.S. dollar, partially offset by our hedging losses on these liabilities. For other foreign currency hedging programs, the unrealized gains or losses on undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the fiscal 2013 and fiscal 2012 resulted in $14 million and $15 million of unrealized losses on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction.

Results of Operations
Year Ended March 31, 2013 Compared with the Year Ended March 31, 2012
Our performance in fiscal 2013 was negatively impacted by pricing pressures from competitors, supply chain disruptions due to the implementation of a new ERP system in two North America plants, as well as production challenges and softer demand. Shipments of our flat rolled products declined to 2,786 kt for the year ended March 31, 2013, compared to 2,838 kt in prior year. “Net sales” were 11% lower primarily driven by a 15% decline in average aluminum prices and a decline in our flat rolled product volumes by 2%.
“Cost of goods sold (exclusive of depreciation and amortization)” declined $1.3 billion, or 13%, due primarily due to lower average aluminum prices and an overall decline in shipments, partially offset by higher costs associated with the production and supply chain disruptions we experienced in North America. Our metal input costs declined $1.0 billion, which reflects the lower average aluminum prices and lower volumes.
"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" include the sale of three European foil and packaging plants for fiscal 2012 and the first three months of fiscal 2013 until they were sold in June 2012. The sale of the three plants reduced Europe's "Segment income" by $7 million in fiscal 2013 compared to prior year.
“Income before income taxes” for the year ended March 31, 2013 was $286 million, which compared to $129 million reported in the year ended March 31, 2012. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
"Selling, general and administrative expenses" increased $15 million as a result of higher start-up costs related to our strategic expansion projects, higher costs of implementing a new ERP system and wage inflation and pension costs, offset by cost cutting initiatives we implemented in the second half of fiscal 2013 and lower employee incentives;

•
“Depreciation and amortization” declined by $37 million as a result of groups of our fixed assets reaching their fully depreciated balances and certain facilities being closed or divested in the past year;

•
“Restructuring charges, net” of $45 million for the year ended March 31, 2013, related to severance and pension settlement charges we incurred in the closure of our Saguenay Works plant in Quebec, Canada; severance and moving charges related to the closure of a research and development center in Kingston, Ontario; severance and other shut-down costs associated with our pot-line closure in Brazil; and other severance charges in Europe. "Restructuring charges, net" of $60 million in the year ended March 31, 2012 related to an impairment on our Saguenay plant; severance across our European plants; and restructuring at our Santo Andre plant in Brazil; partially offset by the reversal of outstanding environmental contingencies of $21 million related to the final sale of the Rogerstone facility, which were assumed by the buyer;

•
We estimated and recorded a $111 million “Loss on assets held for sale” for the year ended March 31, 2012 related to the planned sale of three foil and packaging plants in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. In June 2012, we completed the sale of the plants to Eurofoil, a unit of American Industrial Acquisition Corporation (AIAC), which resulted in a $3 million "Gain on assets held for sale" for the year ended March 31, 2013;

•
An $11 million "Gain on business interruption insurance recovery, net" for the year ended March 31, 2013, related to an insurance settlement for lost business as a result of a fire that completely destroyed a customer's plant, which is reported as "Other (income) expense, net"; and

•
Unrealized gains of $14 million for the year ended March 31, 2013 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement hedging activities as compared to $62 million of losses in prior year, which is reported in "Other (income) expense, net." The reduction in this volatility is the result of the Company's implementation of hedge accounting for our derivative transactions.

Our effective tax rate for the year ended March 31, 2013 was 27%, compared to 27% for the year ended March 31, 2012.
"Net income attributable to noncontrolling interests" declined $26 million as we acquired outstanding shares of our South Korea subsidiary, increasing our ownership percentage to over 99%.
We reported “Net income attributable to our common shareholder” of $202 million for the year ended March 31, 2013 as compared to $63 million for the year ended March 31, 2012, primarily as a result of the factors discussed above.

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

Adjustment to Eliminate Proportional Consolidation and Intersegment sales. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. See Note 8 — Consolidation and Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, "Eliminations and other" include intersegment shipments and "Net sales" which eliminate in consolidation.
The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 20 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results Year Ended March 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,405	$3,181	$1,762	$1,391	$73	$9,812
Shipments
Rolled products	990	861	562	395	(22)	2,786
Non-rolled products	22	58	—	76	(12)	144
Total shipments	1,012	919	562	471	(34)	2,930

Selected Operating Results Year Ended March 31, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,967	$3,840	$1,830	$1,278	$148	$11,063
Shipments
Rolled products	1,064	876	524	375	(1)	2,838
Non-rolled products	15	89	12	42	(14)	144
Total shipments	1,079	965	536	417	(15)	2,982

The following table reconciles changes in “Segment income” for the year ended March 31, 2012 to the year ended March 31, 2013 (in millions).

Changes in Segment income	North America	Europe(A)	Asia	South America	Total
Segment income - year ended March 31, 2012	$407	$284	$181	$181	$1,053
Volume	(65)	(15)	22	16	(42)
Conversion premium and product mix	50	(105)	(18)	(7)	(80)
Conversion costs(B)	(80)	116	7	13	56
Metal price lag	14	6	(3)	(2)	15
Foreign exchange	7	(20)	—	(3)	(16)
Primary metal production	—	—	—	6	6
Selling, general & administrative and research & development costs(C)	(19)	3	(13)	(2)	(31)
Other changes	10	(8)	(2)	—	—
Segment income - year ended March 31, 2013	$324	$261	$174	$202	$961

(A)
Included in the Europe "Segment income" for the year ended March 31, 2012 and the three months ended June 30, 2012 were the operating results of three foil and packaging plants (Rugles, France; Dudelange, Luxembourg; and Berlin, Germany) that we sold on June 28, 2012. The change to "Segment income" attributable to these three foil plants for the year ended March 31, 2013 compared to the prior year was unfavorable by $7 million. The following table reconciles changes in “Segment income” for the year ended March 31, 2012 to the year ended March 31, 2013 (in millions), with the impact of the foil and packaging plants separately identified.

Changes in Segment income	Europe
Segment income - year ended March 31, 2012	$284
Volume	19
Conversion premium and product mix	(25)
Conversion costs	18
Metal price lag	6
Foreign exchange	(18)
Primary metal production	—
Selling, general & administrative and research & development costs	(8)
Other changes	(8)
Net impact of three foil plants sold in fiscal 2013	(7)
Segment income - year ended March 31, 2013	$261

(B)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of UBCs and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

(C)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. These costs increased in fiscal 2013 compared to fiscal 2012 for the following reasons: 1) higher costs of implementing a new ERP system; 2) higher start-up costs associated with our various strategic investment projects; and 3) higher wage inflation and pension costs, partially offset by lower employee incentives and cost cutting initiatives implemented in the second half of fiscal 2013. Other significant fluctuations are discussed below.

North America
As of March 31, 2013, our North American operations manufactured aluminum sheet and light gauge products through 10 operating plants, including recycling operations in four plants. Important end-use applications include beverage cans, containers and packaging, automotive and other transportation applications and other industrial applications. The expansion project at our Oswego, NY facility is progressing well and is expected to be operational in mid calendar year 2013 and will result in approximately 200 kt of additional automotive finishing capacity annually when it is operating at full capacity. In August 2012, we closed our Saguenay Works plant in Quebec, Canada. The closure was driven by the need to right-size production capacity in North America, along with the increasing logistic costs and structural challenges facing this location. Effective August 31, 2012, the Company withdrew from the Evermore joint venture with Alcoa, Inc. and established a new organization for the procurement of UBCs in North America.

“Net sales” for the year ended March 31, 2013 were down $562 million, or 14%, as compared to the year ended March 31, 2012 reflecting lower volumes of our flat rolled products and lower average prices of aluminum. Shipments of our can and light gauge products were lower, partially offset by higher shipments of our automotive products. Our volumes were unfavorable in fiscal 2013 compared to fiscal 2012 due to lower shipments with a key customer, production and supply chain issues we experienced related to transferring our Saguenay plant capacity to other North America plants, and production and supply chain disruptions we experienced with our ERP implementation in the third quarter of fiscal 2013.

“Segment income” for the year ended March 31, 2013 was $324 million, down 20% as compared to the same period in the prior year, driven by lower volumes, higher conversion costs, and higher general and administrative costs, partially offset by favorable conversion premiums and favorable metal price lag. Our conversion costs were negatively impacted by higher freight and tolling costs, higher usage of sheet ingots due to the closure of our Saguenay plant and a reduction in the benefits from the utilization of scrap due to lower average aluminum prices and using less scrap metal in our production process. We also incurred an increase in costs and lost sales due to disruptions we experienced in our production and supply chain as a result of our ERP implementation, which negatively impacted our "Segment income" by approximately $40 million. We experienced disruptions in our Oswego plant during the fourth quarter of fiscal 2013 due to a fire, which negatively impacted our "Segment income" by approximately $9 million. Our conversion premiums were favorable in the first nine months of fiscal 2013 compared to prior year, but declined in the fourth quarter due to pricing pressures we are experiencing with the renewal of existing customers' supply contracts. Other changes to "Segment income" include the recognition of an $11 million gain in the third quarter of fiscal 2013 related to a business interruption insurance settlement, which was the result of lost business when one of our customer's plants was destroyed by a fire.
Europe
As of March 31, 2013, our European segment provided European markets, and to a lesser extent Asia, with value-added sheet and light gauge products through nine operating plants, including recycling operations in three plants. Europe serves a broad range of aluminum rolled product end-use markets in various applications including beverage and food can, automotive, lithographic, foil products and painted products. In May 2012, we made a decision to build a fully integrated recycling facility at our Nachterstedt, Germany plant, which will have an annual capacity of approximately 400 kt, when operating at full capacity. In June 2012, we completed the sale of three European aluminum foil and packaging plants to Eurofoil, a unit of American Industrial Acquisition Corporation (AIAC). The transaction included foil rolling operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction represents another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products.
“Net sales” for the year ended March 31, 2013 were down $659 million, or 17%, as compared to the year ended March 31, 2012 reflecting lower average prices of aluminum and lower shipments of flat rolled products. We experienced lower volumes due to the sale of the European foil and packaging plants in June 2012 and lower volumes in industrial and lithographic products, partially offset by higher volumes in our can and automotive products.
“Segment income” for the year ended March 31, 2013 was $261 million, down 8% compared to the same period in the prior year. Our fiscal 2013 "Segment income" was negatively impacted by the sale of the European foil and packaging plants in June 2012, when compared to fiscal 2012 "Segment income" by $7 million. Excluding the impact from the European foil and packaging plants, we experienced an unfavorable shift in product mix to products that have lower conversion premiums, the impact of a weaker euro compared to the U.S. dollar, and an increase in general and administrative costs, partially offset by higher volumes of our can and automotive products and lower conversion costs. The favorable change in conversion costs was the result of favorable discounts on the procurement of scrap metal. Conversion costs were also favorable due to lower tolling and contractor costs, partially offset by higher employment costs, higher natural gas costs, and higher freight costs.

Asia
As of March 31, 2013, our Asian segment operated three operating plants, including recycling operations in two plants, with production balanced between beverage and food can, specialty (including electronics), industrial and foil products. The expansion of our recycling facility in Yeongju, South Korea became operational in October 2012 and will increase our annual recycling capacity by approximately 265 kt when the facility is operating at full capacity. The expansion of our rolling capacity in South Korea is progressing well and expected to become operational mid-calendar year 2013, which is expected to result in approximately 350 kt of additional capacity annually when the facility is operating at full capacity. We broke ground on an aluminum automotive sheet finishing plant in Changzhou, China in October 2012, which will have annual capacity of approximately 120 kt. The automotive sheet finishing plant is expected to be operational in late calendar year 2014. In June 2013 we plan to commission our first recycling center in Ho Chi Minh City, Vietnam, which will handle the procurement, cleaning and baling of UBCs.
“Net sales” for the year ended March 31, 2013 were down $68 million, or 4%, as compared to the year ended March 31, 2012 reflecting lower average aluminum prices and lower conversion premiums, partially offset by higher shipments of flat rolled products. We experienced higher volumes in our can and automotive products, partially offset by a decline in foil stock products.
“Segment income” for the year ended March 31, 2013 was $174 million, down 4% compared to the same period of the prior year, driven by lower conversion premiums, unfavorable metal price lag, and higher general and administrative costs, partially offset by an increase in volumes and lower conversion costs. The local market premium on aluminum has increased significantly in Asia, which has put pressure on our conversion margins and we are experiencing more competition, primarily from FRP suppliers in China. General and administrative costs were higher compared to prior year, due to increased headcount for our new Vietnam recycling center, which will come on-line in June 2013, and our new heat treatment plant in China, which broke ground in October 2012. Conversion costs were favorable compared to prior year due to a higher usage of scrap and higher discounts off prime aluminum we paid for scrap metal, partially offset by higher prices for electricity, natural gas, and oil.
South America
As of March 31, 2013, our South American segment included three operating plants in Brazil, which includes one plant with recycling operations, one primary aluminum smelter and hydroelectric power generation facilities. Our South American operations produce various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. Our Pinda facility expansion in Brazil was commissioned in December 2012 and will result in approximately 220 kt of additional capacity annually, when the facility is operating at full capacity. Additionally, we are installing a new coating line for beverage can end stock to increase our can coating capacity by approximately 100 kt annually and expanding our recycling capacity by approximately 190 kt in our Pinda facility which is expected to become operational at the end of calendar year 2013. In March 2013, we shut-down one of our two primary aluminum smelter lines in Brazil. The closure is another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products.
“Net sales” for the year ended March 31, 2013 were up $113 million, or 9%, as compared to the year ended March 31, 2012 reflecting higher shipments of our flat and non-flat rolled products, partially offset by lower average prices of aluminum. We experienced a favorable increase in our shipments of our can products, partially offset by declines in our products for industrial applications.
“Segment income” for South America was $202 million, up 12%, in the year ended March 31, 2013 compared to the same period in prior year, due to an increase in volumes, lower conversion costs and favorable impact of foreign currency rates on our primary business, partially offset by unfavorable conversion premiums, unfavorable metal price lag and higher general and administrative costs. Conversion costs were lower due to higher discounts off prime aluminum we paid for scrap metal, a reduction in melt loss, and reduced tolling costs, partially offset by higher labor and maintenance costs and less usage of scrap in our production process. Conversion premiums were unfavorable due to a decline in prices of our products for industrial applications.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the year ended March 31, 2013 and 2012 (in millions).

	Year Ended March 31,
	2013	2012
North America	$324	$407
Europe	261	284
Asia	174	181
South America	202	181
Total Segment income	961	1,053
Depreciation and amortization	(292)	(329)
Interest expense and amortization of debt issuance costs	(298)	(305)
Adjustment to eliminate proportional consolidation	(41)	(49)
Unrealized gains (losses) on change in fair value of derivative instruments, net	14	(62)
Realized gains on derivative instruments not included in segment income	5	1
Loss on extinguishment of debt	(7)	—
Restructuring charges, net	(45)	(60)
Gain (loss) on assets held for sale	3	(111)
Other costs, net	(14)	(9)
Income before income taxes	286	129
Income tax provision	83	39
Net income	203	90
Net income attributable to noncontrolling interests	1	27
Net income attributable to our common shareholder	$202	$63

"Depreciation and amortization” declined by $37 million as a result of groups of our fixed assets reaching their fully depreciated balances and certain facilities being closed or divested in the past year. As disclosed in Note 2 - Restructuring Programs and Note 5 - Assets Held for Sale to our financial statements, the following facilities were either closed or divested in fiscal 2013 or fiscal 2012: a lithographic sheet line in Göttingen, Germany; the Saguenay Works facility in Quebec, Canada; one rolling mill in Santo Andre, Brazil; and three foil and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. As of March 31, 2013, all of these facilities have been either sold, scrapped or have been impaired to their estimated realizable values, which was close to zero.
“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Unrealized gain (loss) on change in fair value of derivative instruments, net” is comprised of unrealized gains and losses on undesignated derivatives other than foreign currency remeasurement hedging activities. For the year ended March 31, 2013, we recorded a $14 million gain compared to a $62 million loss for the year ended March 31, 2012. The variance is the result of changes in the fair values of the derivative instruments and the implementation of hedge accounting.
Realized gains on derivative instruments not included in "Segment income" represents realized gains on foreign currency derivatives related to capital expenditures.
During the year ended March 31, 2013 we incurred a $7 million "Loss on extinguishment of debt" related refinancing transaction we completed on our Term Loan Facility.

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
“Cost of goods sold (exclusive of depreciation and amortization)” for the year ended March 31, 2012 increased $516 million, or 6%, as compared to fiscal 2011, which reflects approximately $400 million of higher metal input costs, primarily as a result of the higher average aluminum prices, and higher costs for transportation, energy and contract labor.
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

•	$84 million of “Loss on extinguishment of debt” related to a series of refinancing transactions executed and recorded in fiscal 2011;

•	foreign currency (losses) gains, net of related derivatives, of $(11) million in fiscal 2012 compared to $1 million of gains in fiscal 2011;

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

Adjustment to Eliminate Proportional Consolidation and Intersegment sales. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. See Note 8 — Consolidation and Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, "Eliminations and other" include intersegment shipments and "Net sales" which eliminate in consolidation.
The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 20 — Segment, Major Customer and Major Supplier Information.

Selected Operating Results Year Ended March 31, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,967	$3,840	$1,830	$1,278	$148	$11,063
Shipments
Rolled products	1,064	876	524	375	(1)	2,838
Non-rolled products	15	89	12	42	(14)	144
Total shipments	1,079	965	536	417	(15)	2,982

Selected Operating Results Year Ended March 31, 2011	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,760	$3,589	$1,866	$1,214	$148	$10,577
Shipments:
Rolled products	1,105	909	580	377	(2)	2,969
Ingot products	18	71	1	43	(5)	128
Total shipments	1,123	980	581	420	(7)	3,097

The following table reconciles changes in “Segment income” for the year ended March 31, 2011 to the year ended March 31, 2012 (in millions).

Changes in Segment Income	North America	Europe	Asia	South America	Total
Segment income — year ended March 31, 2011	$382	$313	$225	$152	$1,072
Volume	(24)	(30)	(37)	(2)	(93)
Conversion premium and product mix	67	48	46	42	203
Conversion costs(A)	(23)	(26)	(38)	(25)	(112)
Metal price lag	20	(28)	—	(8)	(16)
Foreign exchange	(11)	2	(16)	28	3
Primary metal production	—	—	—	7	7
Selling, general & administrative and research & development costs	1	9	(2)	(10)	(2)
Other changes	(5)	(4)	3	(3)	(9)
Segment income — year ended March 31, 2012	$407	$284	$181	$181	$1,053

(A)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of UBCs and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

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
Europe
As of March 31, 2012, our European segment provided European markets, and to a lesser extent Asia, with value-added sheet and light gauge products through 12 operating plants, including recycling operations in five plants. Europe serves a broad range of aluminum rolled product end-use markets in various applications including beverage and food can, automotive, lithographic, foil products and painted products. During the first quarter of fiscal 2012, we announced that we were investing to increase our recycling capacity at our Pieve, Italy facility, which became operational in late calendar year 2012. In May 2012, we made a decision to invest $250 million at our Nachterstedt, Germany facility to build a fully integrated recycling facility, which will have an annual capacity of approximately 400 kt. During the fourth quarter of fiscal 2012, we announced the planned sale of three European aluminum foil and packaging plants. The sale was finalized in mid calendar year 2012 and includes the operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. In March 2012, we made a decision to restructure our lithographic sheet business in our Göttingen, Germany plant, which resulted in the closure of one of our lithographic lines.

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
Asia
As of March 31, 2012, our Asian segment has three operating plants, including recycling operations in two plants, with production balanced between beverage and food can, specialty (including electronics) and foil end-use applications. The expansion of our rolling and recycling capacity in Yeongju, South Korea and Ulsan, South Korea is on schedule and expected to become operational at the end of calendar year 2013. During the fourth quarter of fiscal 2012, we announced plans to invest $100 million into an aluminum automotive heat treatment plant in China, which will have annual capacity of approximately 120 kt. Construction of the new facility began in the fall of 2012 and we expect the plant to be operational beginning in late calendar year 2014. During fiscal 2012, we completed the acquisition of 31.3 percent of the outstanding shares of our Korean subsidiary for $344 million raising our ownership of the Korean subsidiary to 99 percent.
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
South America
As of March 31, 2012, our South American segment included three operating plants in Brazil, which includes one plant with recycling operations, one primary aluminum smelter and hydroelectric power generation facilities. Our South American operations produce various aluminum rolled products for the beverage and food can, construction and industrial and transportation end-use markets. The previously announced expansion of our Pinda facility in Brazil was commissioned at the end of calendar year 2012. Additionally, we have announced plans to install a new coating line for beverage can end stock and to expand recycling capacity in our Pindamonhangaba, Brazil facility.
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

	Year Ended March 31,
	2012	2011
North America	$407	$382
Europe	284	313
Asia	181	225
South America	181	152
Total Segment income	1,053	1,072
Depreciation and amortization	(329)	(404)
Interest expense and amortization of debt issuance costs	(305)	(207)
Unrealized gains (losses) on change in fair value of derivative instruments, net	(62)	(64)
Realized gains on derivative instruments not included in segment income	1	5
Adjustment to eliminate proportional consolidation	(49)	(45)
Loss on extinguishment of debt	—	(84)
Restructuring charges, net	(60)	(34)
Loss on assets held for sale	(111)	—
Other costs, net	(9)	4
Income before income taxes	129	243
Income tax provision	39	83
Net income	90	160
Net income attributable to noncontrolling interests	27	44
Net income attributable to our common shareholder	$63	$116
“Depreciation and amortization” decreased $75 million primarily as a result of facilities that have been shut-down and are no longer being depreciated, as well as assets which became fully depreciated as they reached the end of the useful lives assigned at the time of the purchase of Novelis by Hindalco. As disclosed in Note 2 - Restructuring Programs to our financial statements, the following facilities were shut down during fiscal 2011 or 2012: a lithographic sheet line in Göttingen, Germany; our foil and packaging facility in Bridgnorth, UK; the Saguenay Works facility in Quebec, Canada; one rolling mill in Santo Andre, Brazil; and our smelter in Aratu, Brazil. As of March 31, 2012, all of these facilities have been either sold, scrapped or have been impaired to their estimated realizable values, which was close to zero and none are classified as held for sale.
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
Realized gains on derivative instruments not included in "Segment income" represents realized gains on foreign currency derivatives related to capital expenditures.
“Loss on extinguishment of debt” in the third quarter of fiscal year 2011 related to a series of debt refinancing transactions completed in December 2010.

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
In fiscal 2011, we recorded an $83 million “Income tax provision” on our pre-tax income of $255 million, before our equity in net income of non-consolidated affiliates, which represented an effective tax rate of 33%. Our effective tax rate differs from the expense at the Canadian statutory rate primarily due to the following factors: (1) a $20 million expense for exchange remeasurement of deferred income taxes, (2) a $50 million increase in valuation allowances primarily related to tax losses in certain jurisdictions where we believe it is more likely than not that we will be unable to utilize those losses, largely offset by a $49 million decrease in our valuation allowance in the U.K. based on expectations of future taxable income, (3) a $15 million benefit from non-taxable dividends, (4) a $6 million benefit from differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions, and (5) a $6 million expense related to increase in uncertain tax positions.

Liquidity and Capital Resources
We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our revolving credit facility, cash generated by operating activities, and local financing options.
As of March 31, 2013, we had available liquidity of $760 million, which is down from $1,021 million as of March 31, 2012. The decline in our liquidity was attributable to the significant investments we are making in our various strategic expansion projects globally. We expect to maintain adequate liquidity throughout fiscal 2014 despite the market pressures we are experiencing and the significant investments we are making with our expansion projects and lower cash flow provided by operations.
Available Liquidity
Our available liquidity as of March 31, 2013 and March 31, 2012 is as follows (in millions):

	March 31, 2013	March 31, 2012
Cash and cash equivalents	$301	$317
Gross availability under the ABL facility	459	704
Total liquidity	$760	$1,021

During the first quarter of fiscal 2014, we amended our ABL agreement and increased our facility from $800 million to $1 billion to further strengthen liquidity.  Had we done this in the fourth quarter of fiscal 2013, total liquidity would have been $952 million as of March 31, 2013.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of March 31, 2013, we held approximately $4 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2013, we held $35 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, repatriating cash from jurisdictions for which we have not asserted that earnings are permanently reinvested. Cash held outside Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2013, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows the “Free cash flow” for the year ended March 31, 2013, 2012 and 2011, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

				Change
	Year Ended March 31,			2013 versus	2012 versus
	2013	2012	2011	2012	2011
Net cash provided by operating activities	$203	$556	$454	$(353)	$102
Net cash used in investing activities	(747)	(442)	(113)	(305)	(329)
Less: Proceeds from sales of assets	(21)	(16)	(31)	(5)	15
Free cash flow	$(565)	$98	$310	$(663)	$(212)
Ending cash and cash equivalents	$301	$317	$311	$(16)	$6

“Free cash flow” was negative $565 million in fiscal 2013, a decline of $663 million as compared to fiscal 2012. "Free cash flow" was $98 million in fiscal 2012, a decline of $212 million as compared to fiscal 2011. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash provided by operating activities was $203 million for the year ended March 31, 2013, which compares unfavorably to $556 million for the year ended March 31, 2012. The decline was primarily the result of unfavorable changes in our working capital and lower "Segment income" in fiscal 2013 of $961 million as compared to fiscal 2012 of $1,053 million.
During the year ended March 31, 2013 and 2012, cash used to fund our working capital was $283 million and $4 million, respectively. Contributing to the unfavorable changes in working capital in fiscal 2013 was a $160 million increase in inventory in fiscal 2013. Quantities on hand were 17% higher due to a) efforts to secure access to metal supplies, particularly scrap and UBCs, in support of the strategic investments we are making to expand our recycling capacity, and b) metal purchase requirements with certain primary metal suppliers. We also experienced a $121 million increase in accounts receivable at March 31, 2013 compared to March 31, 2012 due to longer payment terms with specific customers and billing delays we experienced with a new ERP system in North America at the end of fiscal 2013. As of March 31, 2013 and March 31, 2012, we had forfaited and factored, without recourse, certain trade receivable aggregating $123 million and $53 million, respectively, which increased net cash provided by operating activities by $70 million for the year ended March 31, 2013. We determine the need to forfait and factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Accounts Payable" reported in our Consolidated Balance Sheet declined from March 31, 2012 to March 31, 2013 due to lower outstanding payables on capital expenditures, which are reflected as cash outflows in Investing Activities. Excluding the impact of accounts payable on capital expenditures, "Accounts Payable" increased by $6 million due to the timing of certain vendor payments, partially offset by lower average aluminum prices.
Net cash provided by operating activities was $556 million for the year ended March 31, 2012, which compares favorably to $454 million for the year ended March 31, 2011. The increase was primarily the result of favorable changes in our working capital, partially offset by lower "Segment income" in fiscal 2012 of $1,053 million as compared to fiscal 2011 of $1,072 million.
During the year ended March 31, 2012 and 2011, cash used to fund our working capital was $4 million and $124 million, respectively. Contributing to the favorable changes in working capital in fiscal 2012 was a $214 million decrease in inventory due lower aluminum prices in fiscal 2012 compared to fiscal 2011 and improved inventory management, which contributed to a 20% reduction in quantities on hand. We also experienced a $47 million decrease in accounts receivable at March 31, 2012 compared to March 31, 2011 due to lower aluminum prices and a decline in shipments at the end of fiscal 2012. As of March 31, 2012 and March 31, 2011, we had forfaited and factored, without recourse, certain trade receivables aggregating $53 million and $60 million respectively, which lowered net cash provided by operating activities by $7 million for the year ended March 31, 2012. Accounts payable decreased at March 31, 2012 compared to March 31, 2011 which partially offset the favorable variances discussed above, due to lower aluminum prices and a reduction in volumes purchased in fiscal 2012 compared to fiscal 2011.
Included in cash flows from operating activities was $271 million, $284 million, and $134 million of interest payments in the years ended March 31, 2013, 2012, and 2011, respectively. Included in cash flows from operating activities was $121 million, $105 million, and $115 million of cash paid for income taxes in the years ended March 31, 2013, 2012, and 2011, respectively.
We contributed $78 million, $89 million, and $72 million to our pension plans during the years ended March 31, 2013, 2012, and 2011, respectively. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. We plan to utilize the relief provided by MAP-21 in fiscal 2014, which will reduce our estimated minimum required defined benefit pension funding. During fiscal year 2014, we expect to contribute $29 million to our funded pension plans, $10 million to our unfunded pension plans and $20 million to our savings and defined contribution plans.
We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of March 31, 2013, we estimate there will be a net cash inflow of $32 million on the instruments that will settle in the three months ended June 30, 2013.

More details on our operating activities can be found above in “Results of operations for the year ended March 31, 2013 compared to the year ended March 31, 2012” and "Results of operations for the year ended March 31, 2012 compared to the year ended March 31, 2011."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

				Change
	Year Ended March 31,			2013 versus	2012 versus
	2013	2012	2011	2012	2011
Capital expenditures	$(775)	$(516)	$(234)	$(259)	$(282)
Proceeds from settlement of other undesignated derivative instruments, net	4	59	91	(55)	(32)
Proceeds from sales of assets	21	16	31	5	(15)
Proceeds from investment in and advances to non-consolidated affiliates, net	—	2	—	(2)	2
Proceeds (outflows) from related parties loans receivable, net	3	(3)	(1)	6	(2)
Net cash used in investing activities	$(747)	$(442)	$(113)	$(305)	$(329)
We had $775 million of cash outflows for "Capital expenditures" for the year ended March 31, 2013, which primarily relate to the following global expansion projects:

Location	Description of Expansion	Estimated Capacity (at full capacity)	Actual or estimated Commission Date
North America
Oswego, NY	Automotive sheet finishing plant	200 kt	Mid CY2013
Europe
Nachterstedt, Germany	Recycling expansion	250 kt	Mid CY2014
Asia
Ulsan & Yeongju, South Korea	Rolling expansion	350 kt	Mid CY2013
Yeongju, South Korea	Recycling expansion	265 kt	October 2012
Changzhou, China	Automotive sheet finishing plant	120 kt	End CY2014
South America
Pinda, Brazil	Rolling expansion	220 kt	December 2012
Pinda, Brazil	Can coating line	100 kt	End CY2013
Pinda, Brazil	Recycling expansion	190 kt	End CY2013
In addition to these expansion projects, we incurred capital expenditures related to our ERP implementation and other plant improvements during the the year ended March 31, 2013. As of March 31, 2013, we had $62 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to March 31, 2013.
The majority of our capital expenditures for the year ended March 31, 2012 were attributable to our rolling expansion in Pinda, Brazil, Ulsan, South Korea, and Yeongju, South Korea and our automotive sheet finishing plant in Oswego, New York. The majority of our capital expenditures in fiscal 2011 were for projects devoted to maintenance and debottlenecking. We expect capital expenditures for fiscal 2014 to be between $700 million and $750 million.
The settlement of undesignated derivative instruments resulted in a cash inflows of $4 million, $59 million, and $91 million in the years ended March 31, 2013, 2012, and 2011, respectively. The lower cash flows from undesignated derivative settlements is attributable to the implementation of hedge accounting, which result in the reporting of the cash flows in the same category as the hedged risk.
The proceeds from asset sales in the year ended March 31, 2013 relate primarily to our sale of three foil and packaging plants in Europe to American Industrial Acquisition Corporation. The proceeds from asset sales in the year ended March 31, 2012 related primarily to equipment sales in Europe and Brazil. The proceeds from asset sales in the year ended March 31, 2011 related primarily to equipment sales in Brazil.
“Proceeds (outflow) from related party loans receivable, net,” during all periods are primarily comprised of additional loans made to our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), net of payments we received related to a previous loan due from Alunorf.

Financing Activities
The following table presents information regarding our “Net cash from (used in) financing activities” (in millions).

				Change
	Year Ended March 31,			2013 versus	2012 versus
	2013	2012	2011	2012	2011
Proceeds from issuance of debt	$319	$271	$3,985	$48	$(3,714)
Principal payments	(97)	(22)	(2,489)	(75)	2,467
Short-term borrowings, net	332	2	(56)	330	58
Return of capital to our common shareholder	—	—	(1,700)	—	1,700
Dividends, noncontrolling interest	(2)	(1)	(18)	(1)	17
Acquisition of noncontrolling interest in Novelis Korea, Ltd.	(9)	(344)	—	335	(344)
Debt issuance costs	(8)	(2)	(193)	(6)	191
Net cash provided by (used in) financing activities	$535	$(96)	$(471)	$631	$375
In fiscal 2013, we borrowed an incremental $80 million through our existing Term Loan Facility. We made principal repayments of $18 million on the Term Loan Facility during fiscal 2013. We elected to call our remaining outstanding 7.25% notes and made $76 million of cash payments to retire the notes.
In fiscal 2013, Novelis Korea Limited (Novelis Korea) entered into loan agreements with various banks, which resulted in cash proceeds of $138 million (KRW 150 billion) from the issuance of debt. As of March 31, 2013, we had $197 million (KRW 220 billion) outstanding under these agreements. Of this amount $152 million (KRW 170 billion) was recorded in long term debt and $45 million (KRW 50 billion) was recorded in short term borrowings.
In fiscal 2013, Novelis do Brasil Ltda. (Novelis Brazil) entered into a series of short-term loans (Novelis Brazil loans) with local banks which resulted in cash proceeds of $94 million. We also entered into additional loan agreements with Brazil’s National Bank of Economic and Social Development (BNDES) related to the Pindamonhangaba, Brazil plant expansion which resulted in $4 million of proceeds related to the issuance of this debt. As of March 31, 2013, we had $18 million (BRL 36 million) outstanding under the BNDES loan agreements at a current weighted average rate of 6.18% with maturity dates of December 2018 through April 2021.
In fiscal 2013, we increased our short-term borrowings under our senior secured credit facilities (ABL Facility) by $316 million and increased our bank overdrafts by $13 million. As of March 31, 2013, our short-term borrowings were $468 million consisting of $317 million of short-term loans under our ABL Facility, $12 million in bank overdrafts, $45 million (KRW 50 billion) in Novelis Korea bank loans, and $94 million in short term loans under the Novelis Brazil loans. The weighted average interest rate on our total short-term borrowings was 3.30% as of March 31, 2013.
During fiscal 2012, we acquired 31.3% of the outstanding noncontrolling interest shares of Novelis Korea Limited for cash of $344 million. We funded the acquisition with a $225 million secured term loan, which resulted in cash proceeds, net of the debt discount, of $219 million, due March 2017. The remaining purchase price was funded through short-term borrowings and other available cash. During fiscal 2013, we acquired another 0.75% of the outstanding noncontrolling interest share of Novelis Korea Limited for cash of $9 million.
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
On May 13, 2013, we amended and extended our ABL Facility by entering into a $1.0 billion, five-year, Senior Secured Asset-Based Revolving Credit Facility (ABL Revolver) bearing an interest rate of LIBOR plus a spread of 1.75% to 2.25% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million.
Dividends paid to our noncontrolling interests, primarily in our Asia operating segment, were $2 million, $1 million, and $18 million for fiscal 2013, 2012, and 2011, respectively.

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

	Year Ended March 31,
	2013	2012	2011
Receivables forfaited	$352	$235	$396
Receivables factored	$112	$61	$77
Forfaiting expense	$1	$1	$1
Factoring expense	$1	$1	$1

	March 31,
	2013	2012
Forfaited receivables outstanding	$98	$49
Factored receivables outstanding	$25	$4
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2013 and 2012, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2013, based on undiscounted amounts (in millions). The future cash flow commitments that we may have related to derivative contracts are excluded from our contractual obligations table as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $103 million of derivative liabilities recorded on our balance sheet as of March 31, 2013, are uncertain. See the Liquidity section of Management's Discussion and Analysis for a discussion of potential future cash flows from derivatives in the first quarter of fiscal 2014. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $30 million of uncertain tax positions. See Note 18 — Income Taxes to our accompanying audited consolidated financial statements.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt(A)	$4,820	$476	$177	$2,808	$1,359
Interest on long-term debt (B)	1,149	257	374	304	214
Capital leases (C)	63	10	22	18	13
Operating leases (D)	143	22	36	28	57
Purchase obligations (E)	6,857	3,193	2,983	681	—
Unfunded pension plan benefits (F)	122	10	22	24	66
Other post-employment benefits (F)	135	8	20	24	83
Funded pension plans (F)	40	40	—	—	—
Total	$13,329	$4,016	$3,634	$3,887	$1,792

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)
Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2013 and includes the effect of current interest rate swap agreements. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

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

(E)
Includes agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2013. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)
Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases and healthcare cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2022. For funded pension plans, estimating the requirements beyond fiscal 2014 is not practical, as it depends on the performance of the plans’ investments, among other factors.

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
As of March 31, 2013, all of our manufacturing facilities worldwide were ISO 14001 certified and OHSAS 18001 certified and 29 have dedicated quality improvement management systems.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $26 million in fiscal 2013, of which $13 million was expensed and $13 million capitalized. We expect these expenditures will be approximately $25 million in fiscal 2014, of which we estimate $14 million will be expensed and $11 million capitalized. Generally, expenses for environmental protection are recorded in “Cost of goods sold (exclusive of depreciation and amortization).” However, significant remediation costs that are not associated with on-going operations are recorded in “Other (income) expense, net” or "Restructuring charges, net."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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

For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in OCI and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of OCI to earnings are recognized in the line item most reflective of the underlying risk exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing ineffectiveness to align accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in “Other (income) expense, net."
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
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 15 — Financial Instruments and Commodity Contracts and Note 16 — Fair value measurements to our accompanying consolidated audited financial statements for discussion on fair value of derivative instruments.
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of acquired companies. As a result of Hindalco's purchase of Novelis, we estimated fair value of the identifiable net assets using a number of factors, including the application of multiples and discounted cash flow estimates. The carrying value of goodwill for each of our reporting units, which is tested for impairment annually, is as follows (in millions):

As of March 31, 2013
North America	$288
Europe	181
South America	142
$611
Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of the last day of February of each year. We do not aggregate components of operating segments to arrive at our reporting units, and as such our reporting units are the same as our operating segments.
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

For the year ended 2013, we elected to perform the two-step quantitative impairment test, where step one compares the fair value of each reporting unit to its carrying amount, and if step one indicates that the carrying value of a reporting unit exceeds the fair value, step two is performed to measure the amount of impairment, if any. For purposes of our step one analysis, our estimate of fair value for each reporting unit is based on discounted cash flows (the income approach). When available and as appropriate, we use quoted market prices/relationships (the market approach) or a stock price build-up approach (the build-up approach) to corroborate the estimated fair value. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.
Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 9% for all reporting units. An increase or decrease of 0.5% in the discount rate impacted the estimated fair value of each reporting unit by $225-$350 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit based on history and economic conditions, and the terminal year revenue growth assumptions ranged from 2% to 3%.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the build-up approach, which is a variation of the market approach, we estimate the fair value of each reporting unit based on the estimated contribution of each of the reporting units to Hindalco's total business enterprise value.
As a result of our annual goodwill impairment test for the year ended March 31, 2013, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of February 28, 2013 by 71% for North America, by 56% for Europe and by 98% for South America.
Equity investments
We invest in a number of public and privately-held companies, primarily through joint ventures and consortiums. If they are not consolidated, these investments are accounted for using the equity or cost method. As a result of Hindalco's purchase of Novelis, investments in and advances to affiliates as of May 16, 2007 were adjusted to reflect fair value.
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
Impairment of Long Lived Assets and Other Intangible Assets
We assess the recoverability of long-lived assets and finite-lived intangible assets whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or a change in utilization of property and equipment.
We group assets to test for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These levels are dependent upon an asset's usage, which may be on an individual asset level or aggregated at a higher level including a region-wide grouping. The metal flow and management of supply within our regions creates an interdependency of the plants within a region on one another to generate cash flows. Accordingly, under normal operating conditions, our assets are grouped on a region-wide basis for impairment testing. Any expected change in usage, retirement, disposal or sale of an individual asset or group of assets below the region level which would generate a separate cash flow stream outside of normal operations would result in grouping assets below the region level for impairment testing.
When evaluating long-lived assets and finite-lived intangible assets for potential impairment, we first compare the carrying value of the asset to the asset's estimated future net cash flows (undiscounted and without interest charges). If the estimated future net cash flows are less than the carrying value of the asset, we calculate and recognize an impairment loss. If we recognize an impairment loss, the carrying amount of the asset is adjusted to fair value based on the discounted estimated future net cash flows and will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of that asset. For an amortizable intangible asset, the new cost basis will be amortized over the remaining useful life of the asset.

Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. For the year ended March 31, 2013, we recorded impairment charges of $2 million classified as “Restructuring charges, net” which related primarily to our exit from Evermore as well as an inventory impairment related to the shut down of a potline in Ouro Preto, Brazil and $2 million in impairment charges on long-lived assets classified as “Other (income) expense, net.” For the year ended March 31, 2012, we recorded impairment charges of $42 million classified as “Restructuring charges, net” which related to the closure of our Saguenay Works facility in Quebec, Canada and an additional impairment recorded on the land and buildings at our Bridgnorth facility. We also recorded $4 million in impairment charges on long-lived assets classified as “Other (income) expense, net.” For the year ended March 31, 2011, we recorded impairment charges of $5 million classified as “Restructuring charges, net” related to the write down of land and buildings at our Bridgnorth facility, offset by a $10 million gain on asset sales at our Rogerstone facility.
Our other intangible assets of $649 million as of March 31, 2013 consist of tradenames, technology and software, customer relationships and favorable energy and supply contracts and are amortized over an original period of 3 to 20 years. As of March 31, 2013, we do not have any other intangible assets with indefinite useful lives, other than Goodwill. No impairments of other intangible assets have been identified during any of the periods presented.
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
The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as gains or losses. Gains and losses are amortized over the group’s average future service life of the employees. The average future service life for pension plans and other postretirement benefit plans was 10.8 and 11.6 years as of March 31, 2013 and 2012, respectively. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.
Our pension obligations relate to funded defined benefit pension plans we have established in the United States, Canada, Switzerland, and the United Kingdom, unfunded defined benefit pension plans in Germany, unfunded lump sum indemnities payable upon retirement to employees in France, Malaysia, and Italy and partially funded lump sum indemnities in South Korea. Pension benefits are generally based on the employee’s service and either on a flat rate for years of service or on the highest average eligible compensation before retirement. Our other postretirement benefit obligations include unfunded healthcare and life insurance benefits provided to retired employees in the U.S., Canada, and Brazil.
All net actuarial gains and losses are generally amortized over the expected average remaining service life of the employees. The costs and obligations of pension and other postretirement benefits are calculated based on assumptions including the long-term rate of return on pension assets, discount rates for pension and other postretirement benefit obligations, expected service period, salary increases, retirement ages of employees, healthcare cost trend rates and mortality. These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control.
The most significant assumption used to calculate pension and other postretirement obligations is the discount rates used to determine the present value of benefits. It is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada and the United States, and on published long-term high quality corporate bond indices in other countries, at the end of each fiscal year. Adjustments were made to the index rates based on the duration of the plans’ obligations for each country. The weighted average discount rate used to determine the pension benefit obligation was 3.9%, 4.4%, and 5.3% as of March 31, 2013, 2012, and 2011, respectively. The weighted average discount rate used to determine the other postretirement benefit obligation was 3.8% as of March 31, 2013, compared to 4.2% and 5.2% for March 31, 2012 and 2011, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.

As of March 31, 2013, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $133 million in the pension and other postretirement obligations and in a decrease of $15 million in the net periodic benefit cost. A decrease in the discount rate of 0.5% as of March 31, 2013, assuming inflation remains unchanged, would result in an increase of $149 million in the pension and other postretirement obligations and in an increase of $17 million in the net periodic benefit cost. The calculation of the estimate of the expected return on assets and additional discussion regarding pension and other postretirement plans is described in Note 13 — Postretirement Benefit Plans to our accompanying consolidated financial statements. The weighted average expected return on assets was 6.4% for 2013, 6.7% for 2012, and 6.8% for 2011. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets by 0.5% as of March 31, 2013 would result in a variation of approximately $5 million in the net periodic benefit cost.
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
We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2013. In evaluating the need for a valuation allowance, the Company considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
Upon changes in facts and circumstances, we may conclude that certain deferred tax assets for which no valuation allowance is currently recorded may not be realizable in future periods, resulting in a charge to income. Existing valuation allowances are re-examined under the same standards of positive and negative evidence. If it is determined that it is more likely than not that a deferred tax asset will be realized, the appropriate amount of the valuation allowance, if any, is released, in the period this determination is made.
As of March 31, 2013, the Company concluded that a valuation allowance totaling $317 million was required against its deferred tax assets comprised of the following:

•	$242 million of the valuation allowance relates to losses and tax credit carryforwards in Canada and certain foreign jurisdictions.

•	$75 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.

In determining these amounts, the Company considered the reversal of existing temporary differences as a source of taxable income. The ultimate realization of the remaining deferred tax assets is contingent on the Company's ability to generate future taxable income within the carryforward period and within the period in which the temporary differences become deductible. Due to the history of negative earnings in these jurisdictions and future projections of losses, the Company believes it is more likely than not the deferred tax assets will not be realized prior to expiration.
Through March 31, 2013, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $407 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction, and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $290 million of these deferred tax assets. Realization of the remaining $117 million of deferred tax assets is dependent on our ability to earn pretax income aggregating approximately $406 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.

By their nature, tax laws are often subject to interpretation. Further complicating matters is that in those cases where a tax position is open to interpretation, differences of opinion can result in differing conclusions as to the amount of tax benefits to be recognized under ASC 740, Income Taxes. We utilize a two-step approach for evaluating tax positions. Recognition (Step 1) occurs when we conclude that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (Step 2) is only addressed if Step 1 has been satisfied. Under Step 2, we measure the tax benefit as the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement. Consequently, the level of evidence and documentation necessary to support a position prior to being given recognition and measurement within the financial statements is a matter of judgment that depends on all available evidence.
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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2013 consolidated balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions and the relative costs of the instruments. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.
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

Increases or decreases in the average price of aluminum directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: 1) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs, and 2) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers.
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

Sensitivities
We estimate that a 10% increase in LME aluminum prices would result in a $42 million pre-tax loss related to the change in fair value of our aluminum contracts as of March 31, 2013.
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the year ended March 31, 2013, natural gas and electricity represented approximately 94% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts.

A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that met approximately 73% of our total electricity requirements for our smelter operations in fiscal 2013. Subsequent to the closure of one of our smelter lines in March 2013, we estimate the hydroelectric facilities will meet 100% of our total electricity requirements for our remaining smelter operations. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.
Fluctuating energy costs worldwide, due to the changes in supply and international and geopolitical events, expose us to earnings volatility as changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2013, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$—
Natural Gas	(10)%	(2)
Foreign Currency Exchange Risks
Exchange rate movements, particularly the euro, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the euro strengthens, but are adversely affected as the euro weakens. In Korea, where we have local currency operating costs and U.S. dollar denominated selling prices for exports, we benefit as the won weakens but are adversely affected as the won strengthens. In Brazil, where we have predominately U.S. dollar selling prices and local currency operating costs, we benefit as the real weakens, but are adversely affected as the real strengthens. Foreign currency contracts may be used to hedge the economic exposures at our foreign operations.

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

We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of "Accumulated other comprehensive income (loss)" in the Shareholder's equity section of the accompanying consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.

Any negative impact of currency movements on the currency contracts that we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 - Business and Summary of Significant Accounting Policies and Note 15 - Financial Instruments and Commodity Contracts.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2013, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(45)
Euro	10%	(29)
Korean won	(10)%	(34)
Canadian dollar	(10)%	(2)
British pound	(10)%	(5)
Swiss franc	(10)%	(9)
Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our 2011 Term Loan Facility and extensions (Term Loan) is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 2.75% plus the higher of LIBOR or 100 basis points (1% floor). As of March 31, 2013, this floor feature was in effect, so our debt paid a rate of 3.75%. Due to the floor feature of the Term Loan, as of March 31, 2013, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan floor, future interest rates would have to increase by 72 basis points (bp).

From time to time, we have used interest rate swaps to manage our debt cost. As of March 31, 2013, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 15- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of March 31, 2013.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2013, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

	Change in Rate		Change in Fair Value
Interest Rate Contracts
Asia – KRW-CD-3200	(100)	bps	$(2)
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholder's equity and cash flows present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries (the Company) at March 31, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
May 14, 2013

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended March 31,
	2013	2012	2011
Net sales	$9,812	$11,063	$10,577
Cost of goods sold (exclusive of depreciation and amortization)	8,477	9,743	9,227
Selling, general and administrative expenses	398	383	375
Depreciation and amortization	292	329	404
Research and development expenses	46	44	40
Interest expense and amortization of debt issuance costs	298	305	207
(Gain) loss on assets held for sale	(3)	111	—
Loss on extinguishment of debt	7	—	84
Restructuring charges, net	45	60	34
Equity in net loss of non-consolidated affiliates	16	13	12
Other income, net	(50)	(54)	(49)
	9,526	10,934	10,334
Income before income taxes	286	129	243
Income tax provision	83	39	83
Net income	203	90	160
Net income attributable to noncontrolling interests	1	27	44
Net income attributable to our common shareholder	$202	$63	$116
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended March 31,
	2013	2012	2011
Net income attributable to our common shareholder	$202	$63	$116
Other comprehensive income (loss):
Currency translation adjustment attributable to our common shareholder	(53)	(83)	117
Change in fair value of effective portion of hedges, net attributable to our common shareholder	5	(43)	76
Change in pension and other benefits, net attributable to our common shareholder	(44)	(191)	(3)
Other comprehensive (loss) income before income tax effect attributable to our common shareholder	(92)	(317)	190
Income tax (benefit) provision related to items of other comprehensive income (loss) attributable to our common shareholder	(15)	(72)	30
Other comprehensive (loss) income, net of tax attributable to our common shareholder	(77)	(245)	160
Comprehensive income (loss) attributable to our common shareholder	125	(182)	276

Net income attributable to noncontrolling interests	1	27	44
Other comprehensive income (loss):
Currency translation adjustment attributable to noncontrolling interest	—	(8)	6
Change in fair value of effective portion of hedges, net attributable to noncontrolling interest	—	(3)	—
Other comprehensive (loss) income attributable to noncontrolling interest	—	(11)	6
Comprehensive income attributable to noncontrolling interest	1	16	$50
Comprehensive income (loss)	$126	$(166)	$326
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except number of shares)

	March 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$301	$317
Accounts receivable, net
— third parties (net of allowances of $3 and $5 as of March 31, 2013 and 2012, respectively)	1,447	1,331
— related parties	38	36
Inventories	1,168	1,024
Prepaid expenses and other current assets	93	61
Fair value of derivative instruments	109	99
Deferred income tax assets	112	151
Assets held for sale	9	81
Total current assets	3,277	3,100
Property, plant and equipment, net	3,104	2,689
Goodwill	611	611
Intangible assets, net	649	678
Investment in and advances to non–consolidated affiliates	627	683
Fair value of derivative instruments, net of current portion	1	2
Deferred income tax assets	75	74
Other long–term assets
— third parties	165	168
— related parties	13	16
Total assets	$8,522	$8,021
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$30	$23
Short–term borrowings	468	18
Accounts payable
— third parties	1,207	1,245
— related parties	47	51
Fair value of derivative instruments	74	95
Accrued expenses and other current liabilities	497	476
Deferred income tax liabilities	28	34
Liabilities held for sale	1	57
Total current liabilities	2,352	1,999
Long–term debt, net of current portion	4,434	4,321
Deferred income tax liabilities	504	581
Accrued postretirement benefits	731	687
Other long–term liabilities	262	310
Total liabilities	8,283	7,898
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2013 and 2012	—	—
Additional paid–in capital	1,654	1,659
Accumulated deficit	(1,177)	(1,379)
Accumulated other comprehensive (loss) income	(268)	(191)
Total equity of our common shareholder	209	89
Noncontrolling interests	30	34
Total equity	239	123
Total liabilities and equity	$8,522	$8,021
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended March 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$203	$90	$160
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	292	329	404
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(28)	(7)	(43)
(Gain) loss on assets held for sale	(3)	111	—
Loss on extinguishment of debt	7	—	84
Deferred income taxes	(31)	(33)	(45)
Write-off and amortization of fair value adjustments, net	22	24	4
Equity in net loss of non-consolidated affiliates	16	13	12
Loss on foreign exchange remeasurement on debt	8	13	—
Loss (gain) on sale of assets	6	3	(4)
Non-cash impairment charges	4	46	5
Amortization of debt issuance costs	17	17	9
Other, net	1	3	(7)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from acquisitions and divestitures):
Accounts receivable	(121)	47	(295)
Inventories	(160)	214	(218)
Accounts payable	6	(188)	263
Other current assets	(36)	(10)	(8)
Other current liabilities	28	(67)	134
Other noncurrent assets	(10)	9	(6)
Other noncurrent liabilities	(18)	(58)	5
Net cash provided by operating activities	203	556	454
INVESTING ACTIVITIES
Capital expenditures	(775)	(516)	(234)
Proceeds from the sale of assets, third party, net	19	12	21
Proceeds from the sale of assets, related party	2	4	10
Proceeds from investment in and advances to non-consolidated affiliates, net	—	2	—
Proceeds (outflows) from related party loans receivable, net	3	(3)	(1)
Proceeds from settlement of other undesignated derivative instruments, net	4	59	91
Net cash used in investing activities	(747)	(442)	(113)
FINANCING ACTIVITIES
Proceeds from issuance of debt	319	271	3,985
Principal payments	(97)	(22)	(2,489)
Short-term borrowings, net	332	2	(56)
Return of capital to our common shareholder	—	—	(1,700)
Dividends, noncontrolling interest	(2)	(1)	(18)
Acquisition of noncontrolling interest in Novelis Korea, Ltd.	(9)	(344)	—
Debt issuance costs	(8)	(2)	(193)
Net cash provided by (used in) financing activities	535	(96)	(471)
Net (decrease) increase in cash and cash equivalents	(9)	18	(130)
Effect of exchange rate changes on cash	(7)	(12)	4
Cash and cash equivalents — beginning of period	317	311	437
Cash and cash equivalents — end of period	$301	$317	$311
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive Income (Loss)	Non- Controlling	Total
	Shares	Amount	Capital	Deficit)	(AOCI)	Interests	Equity
Balance as of March 31, 2010	1,000	—	$3,530	$(1,558)	$(103)	$141	2,010
Fiscal 2011 Activity:
Net income attributable to our common shareholder	—	—	—	116	—	—	116
Net income attributable to noncontrolling interests	—	—	—	—	—	44	44
Currency translation adjustment, net of tax of $6 in AOCI	—	—	—	—	111	6	117
Change in fair value of effective portion of hedges, net of tax of $27 included in AOCI	—	—	—	—	49	—	49
Change in pension and other benefits, net of tax of ($3) included in AOCI	—	—	—	—	—	—	—
Return of capital to our common shareholder	—	—	(1,700)	—	—	—	(1,700)
Noncontrolling interests cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2011	1,000	—	1,830	(1,442)	57	190	635
Fiscal 2012 Activity:
Net income attributable to our common shareholder	—	—	—	63	—	—	63
Net income attributable to noncontrolling interests	—	—	—	—	—	27	27
Currency translation adjustment, net of tax of $— in AOCI	—	—	—	—	(83)	(8)	(91)
Change in fair value of effective portion of hedges, net of tax of ($17) included in AOCI	—	—	—	—	(26)	(3)	(29)
Change in pension and other benefits, net of tax of ($55) included in AOCI	—	—	—	—	(136)	—	(136)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	—	—	(171)	—	(3)	(170)	(344)
Noncontrolling interests cash dividends declared	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2012	1,000	—	1,659	(1,379)	(191)	34	123
Fiscal 2013 Activity:
Net income attributable to our common shareholder	—	—	—	202	—	—	202
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, net of tax of $— in AOCI	—	—	—	—	(53)	—	(53)
Change in fair value of effective portion of hedges, net of tax of $— included in AOCI	—	—	—	—	5	—	5
Change in pension and other benefits, net of tax of ($15) included in AOCI	—	—	—	—	(29)	—	(29)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	—	—	(5)	—	—	(4)	(9)
Noncontrolling interests cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2013	1,000	$—	$1,654	$(1,177)	$(268)	$30	$239
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
Organization and Description of Business
Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs) and post-industrial aluminum, such as class scrap. As of March 31, 2013, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
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
Use of Estimates and Assumptions
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairment of long lived assets and other intangible assets (4) impairment of equity investments; (5) actuarial assumptions related to pension and other postretirement benefit plans; (6) tax uncertainties and valuation allowances and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We use a variety of hazardous materials and chemicals in our rolling processes, as well as in our smelting operations in Brazil and in connection with maintenance work on our manufacturing facilities. Because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims or removal or re-treatment of such substances. Certain of our current and former facilities incorporated asbestos-containing materials, a hazardous substance that has been the subject of health-related claims for occupation exposure. In addition, although we have developed environmental, health and safety programs for our employees, including measures to reduce employee exposure to hazardous substances, and conduct regular assessments at our facilities, we are currently, and in the future may be, involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of occupational exposure to substances at our current or former facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our financial position, results of operations and cash flows could be adversely affected.

Materials and labor
In the aluminum rolled products industry, our raw materials are subject to continuous price volatility. We may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of higher raw material costs through productivity improvements, which may cause our profitability to decline. In addition, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we could be exposed to fluctuations in raw materials prices, including metal, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our financial position, results of operations and cash flows. Significant price increases may result in our customers’ substituting other materials, such as plastic or glass, for aluminum or switching to another aluminum rolled products producer, which could have a material adverse effect on our financial position, results of operations and cash flows.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Geographic markets
We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including China, Brazil, Korea and Malaysia, and we market our products in these countries, as well as certain other countries in Asia. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial position, results of operations and cash flows.
Other risks and uncertainties
In addition, refer to Note 16 — Fair value measurements and Note 19 — Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.

Revenue recognition
We recognize sales when the revenue is realized or realizable, and has been earned. We record sales when a firm sales agreement is in place, delivery has occurred and collectability of the fixed or determinable sales price is reasonably assured.
We recognize product revenue, net of trade discounts and allowances, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer. We generally ship our product to our customers FOB (free on board) destination point; the remaining products are shipped FOB shipping point. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. We sell most of our products under contracts based on a “conversion premium,” which is subject to periodic adjustments based on market factors. As a result, the aluminum price risk is largely absorbed by the customer. In situations where we offer customers fixed prices for future delivery of our products, we enter into derivative instruments for all or a portion of the cost of metal inputs to protect our profit on the conversion of the product. We partially mitigate the risk of this metal price exposure through the purchase of derivative instruments.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Consistent with the cash flows from the underlying risk exposure, we classify cash settlement amounts associated with designated derivatives as part of either operating or investing activities in the consolidated statements of cash flows. If no hedging relationship is designated, we classify cash settlement amounts as part of investing activities in the consolidated statement of cash flows.

The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 15 — Financial Instruments and Commodity Contracts and Note 16 — Fair value measurements to our accompanying consolidated audited financial statements for discussion on fair value of derivative instruments.
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
The ranges of estimated useful lives are as follows:

Years
Buildings	30 to 40
Leasehold improvements	7 to 20
Machinery and equipment	2 to 25
Furniture, fixtures and equipment	3 to 10
Equipment under capital lease obligations	5 to 15
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
Goodwill
We test for impairment at least annually during the fourth quarter of each fiscal year, unless a triggering event occurs that would require an interim impairment assessment. We do not aggregate components of operating segments to arrive at our reporting units and, as such, our reporting units are the same as our operating segments.
In performing our goodwill impairment test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we perform a qualitative assessment and determine that an impairment is more likely than not, then we perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The ultimate outcome of the goodwill impairment assessment will be the same whether we choose to perform the qualitative assessment or proceed directly to the two-step quantitative impairment test.
For the years ended March 31, 2013 and 2011, we elected to perform the two-step quantitative impairment test, and for the year ended March 31, 2012, we elected to perform the qualitative assessment. No goodwill impairment was identified in any of the years.
In years where we elect to perform the two-step quantitative impairment test, we use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing dates. This approach includes many assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use the market approach or the stock build up approach to corroborate the estimated fair value. If the carrying amount of a reporting unit's goodwill exceeds its estimated fair value, the second step of the impairment test is performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value we would recognize an impairment charge in an amount equal to that excess in our consolidated statements of operations.
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
Investment in and Advances to Non-Consolidated Affiliates
We assess the potential for other-than-temporary impairment of our equity method investments. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.
Financing Costs
We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the effective interest amortization method. The expense is included in “Interest expense and amortization of debt issuance costs” in our consolidated statements of operations. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the financing.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Financial Instruments
ASC 820, Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 also applies to measurements under other accounting pronouncements, such as ASC 825, Financial Instruments (ASC 825) that require or permit fair value measurements. ASC 825 requires disclosures of the fair value of financial instruments. Our financial instruments include: cash and cash equivalents; certificates of deposit; accounts receivable; accounts payable; foreign currency, energy and interest rate derivative instruments; cross-currency swaps; metal option and forward contracts; related party notes receivable and payable; letters of credit; short-term borrowings and long-term debt.

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
Pensions and Postretirement Benefits
We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to AOCI in shareholder’s equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For the years ended March 31, 2013 and 2012, we used March 31 as the measurement date.
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
Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K., unfunded pension plans in Germany, and unfunded lump sum indemnities in France, Malaysia and Italy; and partially funded lump sum indemnities in South Korea. Our other postretirement obligations include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

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
Losses attributable to the noncontrolling interest in an affiliate may exceed our interest in the affiliate’s equity. The excess, and any further losses attributable to the noncontrolling interest, shall be attributed to those interests. The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As of March 31, 2013, we have no such losses.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Share-Based Compensation
In accordance with ASC 718, Compensation — Stock Compensation (ASC 718), we recognize compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment. Our share-based awards are settled in cash and are accounted for as liability based awards. As such, liabilities for awards under these plans are required to be measured at each reporting date until the date of settlement.
Foreign Currency Translation
The assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located in Europe and Asia), are translated to U.S. dollars at the period end exchange rates and revenues and expenses are translated at average exchange rates for the period. Differences arising from this translation are included in the currency translation adjustment (CTA) component of AOCI. If there is a planned sale or liquidation of our ownership in a foreign operation, the relevant portion of the CTA is recognized in our consolidated statement of operations.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring Activities
“Restructuring charges, net” include employee severance and benefit costs, impairments of assets, and other costs associated with exit activities. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations (ASC 420). Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate.
Customer Directed Derivatives
We classify all customer directed derivatives and associated trading activities as operating activities in our consolidated statement of cash flows. Cash flows provided by such derivatives were $19 million in the year ended March 31, 2011. There were no customer directed derivatives for the years ended March 31, 2013 or 2012.
Recently Adopted Accounting Standards
Effective for the interim periods and year ended March 31, 2013, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to present two separate but consecutive statements. Additionally, effective for the year ended March 31, 2012, we adopted the FASB ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which indefinitely defers the requirement in ASU No. 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. During the deferral period, the existing requirements in U.S. GAAP for the presentation of reclassification adjustments must continue to be followed. The adoption of this standard had no impact on our consolidated financial position other than the change in presentation to show the statements consecutively and additional disclosure.
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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. The guidance will be applied prospectively. We will adopt this standard in our interim period ending June 30, 2015.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    RESTRUCTURING PROGRAMS
“Restructuring charges, net” for the year ended March 31, 2013 were $45 million, which included provisions of $40 million as shown in the table below, and also included $2 million of non-cash asset impairments that reduced the balance of the related asset and therefore did not impact the restructuring liability, and $3 million of other period expenses that were not included in the restructuring liability. "Restructuring charges, net” for the year ended March 31, 2012 were $60 million, which included provisions of $39 million offset by a reversal of $21 million as shown in the table below, and also included $42 million of non-cash asset impairments that did not impact the restructuring liability. “Restructuring charges, net” for the year ended March 31, 2011 were $34 million, which included provisions of $40 million as shown in the table below, and also included $5 million of non-cash asset impairments that did not impact the restructuring liability and a $10 million gain from the sale of assets to Hindalco discussed further below. The restructuring provision for the year ended March 31, 2011 included $1 million of an environmental liability that did not impact restructuring expense in the period ended March 31, 2011 as it was expensed in a prior period when initially recorded. The following table summarizes our restructuring liability activity by segment (in millions).

	Europe	North America	Asia	South America	Corporate	Restructuring liabilities
Balance as of March 31, 2010	28	10	—	—	—	38
Fiscal 2011 Activity:
Provisions	17	13	—	5	5	40
Cash payments	(10)	(17)	—	(1)	(2)	(30)
Foreign currency translation and other	2	—	—	—	—	2
Balance as of March 31, 2011	37	6	—	4	3	50
Fiscal 2012 Activity:
Provisions	30	6	—	1	2	39
Cash payments	(25)	(7)	—	(2)	(3)	(37)
Reversals	(21)	—	—	—	—	(21)
Foreign currency translation and other	(2)	—	—	(1)	—	(3)
Balance as of March 31, 2012	19	5	—	2	2	28
Fiscal 2013 Activity:
Provisions	11	15	—	14	—	40
Cash payments	(19)	(13)	—	(2)	—	(34)
Foreign currency translation and other	(1)	—	—	—	—	(1)
Balance as of March 31, 2013	$10	$7	$—	$14	$2	$33
As of March 31, 2013, $32 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $1 million was classified as long-term and was included in "Other long-term liabilities" on our consolidated balance sheets.
Europe
Total “Restructuring charges, net” for the year ended March 31, 2013 consisted of the following: $8 million related to restructuring actions resulting from the sale of our three foil plants in France, Luxembourg and Germany; $2 million of severance across our European plants and other exit costs related to restructuring actions initiated in prior years; and $1 million in environmental remediation costs related to plants that were sold prior to our spin-off from Alcan. For the year ended March 31, 2013, we made $17 million in severance payments and $2 million in other exit related payments related to these restructuring actions and other previously announced separation programs.
As of March 31, 2013, the restructuring liability balance of $10 million was comprised of $8 million of severance costs and $2 million of environmental remediation liabilities and other costs.
Total “Restructuring charges, net” for the year ended March 31, 2012 were $13 million, which consisted of severance across our European plants, fixed asset impairments related to restructuring actions initiated in prior years, a reversal of a remaining liability and other exit costs. For the year ended March 31, 2012, we made $12 million in severance payments, $3 million in payments for environmental remediation, and $10 million in other exit related payments.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the year ended March 31, 2012, we made a decision to shutdown a lithographic sheet line in our Göttingen, Germany facility and as a result we recorded a liability for severance costs of $14 million. We ceased operations associated with the Bridgnorth, U.K. foil rolling and laminating operations at the end of April 2011. For the year ended March 31, 2012, as a result of the sale of the land and buildings at the Bridgnorth site, we recorded an additional $4 million of fixed asset impairment and an additional $4 million of restructuring charges related to the sale and site closure and made payments of $13 million in severance and other exit payments related to this plan.
During the year ended March 31, 2012, we recorded additional restructuring related charges of $1 million related to our Rogerstone facility, which was closed in 2009. We sold the land and reversed the related outstanding environmental contingencies of $21 million, as the liability was assumed by the buyer, which was recorded as a reduction to “Restructuring charges, net.” Additionally, we recorded $6 million of severance charges for restructuring programs related to our European general and administrative functions and $5 million related to other restructuring activities in the year ended March 31, 2012.
As of March 31, 2012, the restructuring liability balance of $19 million was comprised of $18 million of severance costs and $1 million of other costs.

     Total “Restructuring charges, net” for the year ended March 31, 2011 were $11 million, which consisted of severance across our European plants, fixed asset impairments related to restructuring actions initiated in fiscal 2011 and prior years, a gain on sale of assets to Hindalco, and other exit costs. We recorded $15 million of restructuring costs related to Bridgnorth which consisted of the following: $8 million in severance and environmental costs; $2 million in contract termination and other expenses; and $5 million in asset impairment charges related to the write down of land and building to fair value that did not impact the restructuring liability. We also reclassified $1 million of an existing environmental liability related to Bridgnorth into the restructuring liability, which increased the provision but did not increase restructuring expense as the expense was recorded in a prior period. In fiscal year 2011, we also recorded a $10 million gain on the sale of assets to Hindalco that did not impact the restructuring liability but was included in total “Restructuring charges, net”, and $1 million in other restructuring related costs related to the closure of our Rogerstone facility. We also recorded $3 million of restructuring expenses for severance and environmental costs and $2 million of contract termination and other costs related to restructuring actions initiated in prior years. For the year ended March 31, 2011, we made $6 million in severance payments and $4 million in payments for environmental remediation and other costs.
North America
Total “Restructuring charges, net” for the year ended March 31, 2013 were $19 million, which consisted of the following: $8 million of severance and other costs related to the closure of our Saguenay Works facility, of which $3 million were period expenses that were not recorded through the restructuring liability; $8 million of one-time termination benefits associated with our decision to relocate our primary research and development operations to Kennesaw, Georgia; $2 million of contract termination costs related to our exit from the Evermore joint venture with Alcoa, Inc. during the second quarter of fiscal year 2013; and $1 million of non-cash asset impairments that were not recorded through the restructuring liability related to our exit from Evermore. For the year ended March 31, 2013, we made $10 million in severance payments related to previously announced separation programs and $3 million in payments for other exit related costs.
As of March 31, 2013, the restructuring liability balance of $7 million was comprised of $6 million of severance costs and $1 million of other costs.
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
We recorded $13 million of restructuring expense for the year ended March 31, 2011 related to the relocation of our North American headquarters from Cleveland to Atlanta, and made $17 million in payments related to this move.
South America

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total “Restructuring charges, net” for the year ended March 31, 2013 were $15 million, which consisted of $9 million of costs associated with the closure one of our two primary aluminum smelter lines in our Ouro Preto, Brazil facility and $6 million in additional costs related to the previous closure of our Aratu plant in Brazil. The closure of the aluminum smelter line in Ouro Preto is another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products. The total costs associated with this closure consisted of severance costs of $3 million, contract termination and other costs of $5 million, and $1 million of non-cash asset impairments related to the write-down of inventory that were not recorded through the restructuring liability.
As of March 31, 2013, the restructuring liability balance of $14 million was comprised of $2 million in severance costs and $12 million of other costs, including environmental liabilities. For the year ended March 31, 2013, we made payments of approximately $2 million for severance and other exit related costs, including environmental remediation.
Total “Restructuring charges, net” for the year ended March 31, 2012, were $11 million, which consisted of severance costs and fixed asset impairments related to restructuring actions initiated in fiscal year 2012 and actions initiated in prior years. For the year ended March 31, 2012, we made $2 million in severance and other exit related payments.
In the year ended March 31, 2012, we announced that we ceased production of converter foil (9 microns thickness or less) for flexible packaging and stopped production of one rolling mill at our Santo André plant in Brazil. The decision was made due to overcapacity in the foil market and increased competition from low-cost countries. Approximately 74 positions were eliminated in the Santo André plant related to ceasing these operations. For the year ended March 31, 2012, we recorded $3 million in asset impairment costs related to the write down of land and building to fair value and $1 million in severance related costs. Additionally during fiscal year 2012 we recorded asset impairment costs of $7 million related to the previously announced closure of our primary aluminum smelter in our Aratu plant in Brazil.
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

Corporate
As of March 31, 2013 and March 31, 2012, the restructuring liability balance of $2 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta, Georgia and other contract termination fees.
Total “Restructuring charges, net” for the year ended March 31, 2012, consisted of $2 million, primarily in severance costs and other exit related costs related to the relocation. We recorded $3 million of restructuring expense for the year ended March 31, 2011, related to lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta and other contract termination fees. The lease termination costs include a $2 million deferred credit on the former facility.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    ACCOUNTS RECEIVABLE
“Accounts receivable, net” consists of the following (in millions).

	March 31,
	2013	2012
Trade accounts receivable	$1,359	$1,268
Other accounts receivable	91	68
Accounts receivable — third parties	1,450	1,336
Allowance for doubtful accounts — third parties	(3)	(5)
Accounts receivable, net — third parties	$1,447	$1,331

Other accounts receivable — related parties	$38	$36
Allowance for Doubtful Accounts
As of March 31, 2013 and 2012, our allowance for doubtful accounts represented approximately 0.2% and 0.4%, respectively, of gross accounts receivable.
Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/ (Written- Off)	Foreign Exchange and Other	Balance at End of Period
Year Ended March 31, 2011	$4	$2	$(1)	$2	$7
Year Ended March 31, 2012	$7	$1	$(2)	$(1)	$5
Year Ended March 31, 2013	$5	$2	$(4)	$—	$3
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

Summary Disclosures of Financial Amounts
The following tables summarize amounts relating to our forfaiting and factoring activities (in millions).

	Year Ended March 31,
	2013	2012	2011
Receivables forfaited	$352	$235	$396
Receivables factored	$112	$61	$77
Forfaiting expense	$1	$1	$1
Factoring expense	$1	$1	$1

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,
	2013	2012
Forfaited receivables outstanding	$98	$49
Factored receivables outstanding	$25	$4

4.    INVENTORIES
“Inventories” consist of the following (in millions).

	March 31,
	2013	2012
Finished goods	$245	$207
Work in process	502	380
Raw materials	319	340
Supplies	102	97
Inventories	$1,168	$1,024

5.    ASSETS HELD FOR SALE
During the year ended March 31, 2013, we sold three aluminum foil and packaging plants in our Europe segment to American Industrial Acquisition Corporation (AIAC). The transaction included foil rolling and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction was a step in aligning our growth strategy of supplying aluminum flat-rolled products ("FRP") to the higher-volume, premium markets of beverage cans, automobiles and specialty products. As of March 31, 2012 we classified the respective assets and liabilities of these plants as “Assets held for sale” and “Liabilities held for sale” in the consolidated balance sheet. There were no assets or liabilities held for sale related to the sale of these plants as of March 31, 2013. During the year ended March 31, 2013, we received cash proceeds of $22 million related to the sale.
During the year ended March 31, 2013, we recorded a gain on the disposal of these assets and liabilities of $3 million, which was recorded as “(Gain) loss on assets held for sale” in the consolidated statement of operations. During the year ended March 31, 2012, we recorded an estimated loss on the disposal of these assets and liabilities of $111 million, which was included in “(Gain) loss on assets held for sale” in the consolidated statement of operations.
Additionally, during the year ended March 31, 2013, we made the decision to sell our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco. We expect the transaction to close in the first quarter of fiscal 2014. As of March 31, 2013, we classified the related assets and liabilities as “Assets held for sale” and “Liabilities held for sale” in the consolidated balance sheet. The net assets held for sale are recorded at their carrying amount, which is less than their estimated fair value less cost to sell.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	March 31,
	2013	2012
Assets held for sale
Accounts receivable	$—	$53
Inventories	—	17
Prepaid expenses and other current assets	—	3
Property, plant and equipment, net	9	8
Total assets held for sale	$9	$81

Liabilities held for sale
Accounts payable	$—	$23
Accrued expenses and other current liabilities	—	20
Accrued postretirement benefits	—	10
Other liabilities	1	4
Total liabilities held for sale	$1	$57

6.    PROPERTY, PLANT AND EQUIPMENT
“Property, plant and equipment, net” consists of the following (in millions).

	March 31,
	2013	2012
Land and property rights	$188	$185
Buildings	864	770
Machinery and equipment	2,928	2,684
	3,980	3,639
Accumulated depreciation and amortization	(1,747)	(1,508)
	2,233	2,131
Construction in progress	871	558
Property, plant and equipment, net	$3,104	$2,689
As of March 31, 2013 and 2012, there were $582 million and $535 million, respectively, of fully depreciated assets included in our consolidated balance sheet.
Total depreciation expense is shown in the table below (in millions). For the year ended March 31, 2013 and 2012, we capitalized $36 million and $12 million in interest related to construction of property, plant and equipment and intangibles under development, respectively. Capitalized interest related to construction of property, plant and equipment was immaterial for the year ended March 31, 2011.

	Year Ended March 31,
	2013	2012	2011
Depreciation expense related to property, plant and equipment	$242	$283	$357

 Asset impairments
For the year ended March 31, 2013, we recorded impairment charges of $2 million classified in “Restructuring charges, net” related to our exit from Evermore and the closure of an aluminum smelter line in Ouro Preto and $2 million in impairment charges on long-lived assets classified as “Other (income) expense, net.” For the year ended March 31, 2012, we recorded impairment charges of $42 million classified in “Restructuring charges, net” primarily related to the closure of our Saguenay and Bridgnorth facilities and $4 million in impairment charges on long-lived assets classified as “Other (income) expense, net.” For the year ended March 31, 2011, we recorded impairment charges of $5 million classified in “Restructuring charges, net” related to the write down of land and buildings at our Bridgnorth facility, offset by a $10 million gain on asset

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

sales at our Rogerstone facility. See Note 2 — Restructuring Programs for additional information on asset impairments classified as “Restructuring charges, net.”
Leases
We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates, and we lease assets in Sierre, Switzerland including a 15-year capital lease through December 2019 from Alcan. During fiscal 2013, we entered into various capital lease arrangements to upgrade and expand our information technology infrastructure. Operating leases generally have five to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs.
The following table summarizes rent expense included in our consolidated statements of operations (in millions):

	Year Ended March 31,
	2013	2012	2011
Rent expense	$21	$27	$26
Future minimum lease payments as of March 31, 2013, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Year Ending March 31,	Operating Leases	Capital Lease Obligations
2014	$22	$10
2015	20	11
2016	16	11
2017	15	10
2018	13	8
Thereafter	57	13
Total minimum lease payments	$143	63
Less: interest portion on capital lease		11
Principal obligation on capital leases		$52
The future minimum lease payments for capital lease obligations exclude $1 million of unamortized fair value adjustments recorded as a result of Hindalco's purchase of Novelis (see Note 11 — Debt).
Assets and related accumulated amortization under capital lease obligations as of March 31, 2013 and 2012 are as follows (in millions).

	March 31,
	2013	2012
Assets under capital lease obligations:
Buildings	$11	$11
Machinery and equipment	82	78
	93	89
Accumulated amortization	(56)	(51)
	$37	$38

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset Retirement Obligations
The following is a summary of our asset retirement obligation activity. The period-end balances are included in “Other long-term liabilities” in our consolidated balance sheets (in millions).

	Balance at Beginning of Period	Accretion	Other	Balance at End of Period
Year Ended March 31, 2011	$17	$1	$(2)	$16
Year Ended March 31, 2012	$16	$1	$(2)	$15
Year Ended March 31, 2013	$15	$1	$(2)	$14

7.    GOODWILL AND INTANGIBLE ASSETS
There were no material changes to the gross carrying amount or accumulated impairment of goodwill during the years ended March 31, 2013 and 2012. The following table summarizes “Goodwill” (in millions) for the years ended March 31, 2013 and 2012.

	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
North America	$1,148	$(860)	$288
Europe	511	(330)	181
South America	292	(150)	142
	$1,951	$(1,340)	$611
The components of “Intangible assets, net” are as follows (in millions).

	March 31, 2013				March 31, 2012
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	20 years	$138	$(41)	$97	$141	$(34)	$107
Technology and software	13 years	284	(102)	182	245	(83)	162
Customer-related intangible assets	20 years	460	(134)	326	466	(113)	353
Favorable energy supply contract	9.5 years	124	(80)	44	124	(68)	56
	15.9 years	$1,006	$(357)	$649	$976	$(298)	$678
Our favorable energy supply contract is amortized over its estimated useful life using a method that reflects the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.
Amortization expense related to “Intangible assets, net” is as follows (in millions):

	Year Ended March 31,
	2013	2012	2011
Total Amortization expense related to intangible assets	$63	$59	$60
Less: Amortization expense related to intangible assets included in “Cost of goods sold (exclusive of depreciation and amortization)” (A)	(13)	(13)	(13)
Amortization expense related to intangible assets included in “Depreciation and amortization”	$50	$46	$47

(A)	Relates to amortization of favorable energy supply contract.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated total amortization expense related to “Intangible assets, net” for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,
2014	68
2015	67
2016	63
2017	56
2018	56

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.    CONSOLIDATION

Purchase of Noncontrolling Interest in Novelis Korea Limited

During the year ended March 31, 2012, we acquired 31.3% of the shares of Novelis Korea Limited (Novelis Korea) for $344 million which increased our ownership to approximately 99%. This acquisition was recorded as a reduction to equity of $344 million. During the year ended March 31, 2013, we acquired an additional 0.75% of the outstanding noncontrolling interest shares of Novelis Korea for $9 million. The transaction resulted in our ownership of substantially all of the outstanding shares of Novelis Korea and was recorded as a reduction to equity of $9 million.

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

	March 31, 2013	March 31, 2012
Assets
Current assets
Cash and cash equivalents	$1	$2
Accounts receivable	35	20
Inventories	38	42
Prepaid expenses and other current assets	1	—
Total current assets	75	64
Property, plant and equipment, net	17	15
Goodwill	12	12
Deferred income taxes	68	63
Other long-term assets	3	3
Total assets	$175	$157
Liabilities
Current liabilities
Accounts payable	$29	$24
Accrued expenses and other current liabilities	14	11
Total current liabilities	43	35
Accrued postretirement benefits	154	145
Other long-term liabilities	3	2
Total liabilities	$200	$182

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of March 31, 2013, and which we account for using the equity method. We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. We have no material investments that we account for using the cost method.

Affiliate Name	Ownership Structure	Ownership Percentage
Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga	Unincorporated Joint Venture	50%
MiniMRF LLC	Limited Liability Company	50%
The following table summarizes the assets, liabilities and equity of our equity method affiliates in aggregate as of March 31, 2013 and 2012.

	March 31,
	2013	2012
Assets:
Current assets	$156	$156
Non-current assets	449	460
Total assets	$605	$616
Liabilities:
Current liabilities	$121	$136
Non-current liabilities	247	224
Total liabilities	368	360
Equity:
Total equity	237	256
Total liabilities and equity	$605	$616

The following table summarizes the results of operations of our equity method affiliates in aggregate for the years ending March 31, 2013, 2012 and 2011. It also describes the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions).

	Year Ended March 31,
	2013	2012	2011
Net sales	$489	$505	$458
Costs and expenses related to net sales	488	489	445
Provision for taxes on income	2	7	4
Net (loss) income	$(1)	$9	$9
Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$244	$252	$229

Included in the accompanying consolidated financial statements are transactions and balances arising from businesses we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. As of March 31, 2013, we had a $13 million related party long-term loan receivable and a $38 million in "Accounts receivable, net - related parties" from Alunorf. We earned less than $1 million of interest income on the loan due from Alunorf during each of the periods presented in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of March 31, 2013 and 2012.

    We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of March 31, 2013, our guarantee was $1 million.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying consolidated balance sheets (in millions). We had no other material related party balances with non-consolidated affiliates.

	March 31,
	2013	2012
Accounts receivable-related parties	$38	$33
Other long-term assets-related parties	$13	$16
Accounts payable-related parties	$47	$51
Transactions with Hindalco
We occasionally have related party transactions with our parent company, Hindalco. During the year ended March 31, 2013 and 2012, we recorded “Net Sales” and collected cash proceeds of $5 million and $5 million, respectively, between Novelis and our parent related primarily to sales of aluminum coils. There were no amounts recorded to "Net Sales" for the year ended March 31, 2011. As of March 31, 2013 there were no "Accounts receivable, net" outstanding related to transactions with Hindalco and as of March 31, 2012 we had "Account receivable, net" related to transactions with Hindalco of $3 million.
Novelis U.K. Limited entered into agreements with Hindalco to sell certain aluminum rolling equipment previously used in the operation of our plant located at Bridgnorth, England. We believe the terms of this transaction are comparable to the terms that would have been reached with a third party on an arms-length basis. In the year ended March 31, 2013, Hindalco purchased $2 million of equipment related to the agreements.

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

“Accrued expenses and other current liabilities” consists of the following (in millions).

	March 31,
	2013	2012
Accrued compensation and benefits	$130	$160
Accrued interest payable	67	66
Accrued income taxes	28	19
Other current liabilities	272	231
Accrued expenses and other current liabilities	$497	$476

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    DEBT
Debt consists of the following (in millions).

	March 31, 2013					March 31, 2012
	Interest Rates(A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	3.30%	$468	$—		$468	$18	$—		$18
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,767	(27)	(B)	1,740	1,705	(37)	(B)	1,668
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
7.25% Senior Notes, due February 2015	—%	—	—		—	74	2		76
Novelis Korea Limited
Loans, due December 2014 through December 2015	3.76%	149	—		149	44	—		44
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 37 million)	7.5%	38	(1)		37	45	(2)		43
Novelis do Brasil Ltda.
BNDES loans, due December 2018 through April 2021	6.18%	18	(3)		15	15	(4)		11
Novelis Inc.
Capital lease obligations, due July 2017	3.64%	12	—		12	—	—		—
Other
Other debt, due through December 2020	4.3%	11	—		11	2	—		2
Total debt — third parties		4,963	(31)		4,932	4,403	(41)		4,362
Less: Short term borrowings		(468)	—		(468)	(18)	—		(18)
Current portion of long term debt		$(30)	$—		$(30)	$(23)	$—		$(23)
Long-term debt, net of current portion — third parties:		$4,465	$(31)		$4,434	$4,362	$(41)		$4,321

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2013, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011, 2012 and 2013. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(B)
Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value. In connection with a series of refinancing transactions a portion of the historical fair value adjustments were allocated to the Term Loan Facility. The balance also includes the unamortized discount on the Term Loan Facility.

     Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of March 31, 2013 for our debt denominated in foreign currencies) are as follows (in millions).

As of March 31, 2013	Amount
Short-term borrowings and Current portion of long term debt due within one year	$498
2 years	74
3 years	139
4 years	1,727
5 years	1,109
Thereafter	1,416
Total	$4,963

Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).
Also, on December 17, 2010, we commenced a cash tender offer and consent solicitation for our 7.25% Senior Notes due 2015 (the 7.25% Notes) and our 11.5% Senior Notes due 2015 (the 11.5% Notes). The entire $185 million aggregate outstanding principal amount of the 11.5% Notes was tendered and redeemed. Of the $1.1 billion aggregate principal amount of the 7.25% Notes, $74 million was not redeemed. The 7.25% Notes that remained outstanding were no longer subject to substantially all of the restrictive covenants and certain events of default originally included in the indenture for the 7.25% Notes. On October 12, 2012, we elected to redeem all of the outstanding 7.25% Notes. We made payment to the holders of the remaining 7.25% Notes and retired them during the third quarter of fiscal year 2013.
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc., a division of the McGraw-Hill Companies, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended. As of March 31, 2013, we were in compliance with the covenants in the Notes.
Senior Secured Credit Facilities
In March 2013, we amended our $1.5 billion six-year secured, incremental $225 million five-year secured, and incremental $80 million four-year secured term loan credit facility, due March 2017 to a $1.8 billion four-year secured term loan credit facility (Term Loan Facility). We also amended the interest rate to equal LIBOR (with a floor of 1%) plus a spread of 2.75%, at all times.
     As of March 31, 2013, the senior secured credit facilities consist of (1) a $1.8 billion four-year secured term loan credit facility and (2) an $800 million five-year asset based loan facility (ABL Facility) which has a provision that allows the facility to be increased by an additional $200 million.
The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

facilities also contain certain negative covenants as specified in the agreements. Substantially all of our assets are pledged as collateral under the senior secured credit facilities.
On October 12, 2012, and effective as of the second quarter of fiscal 2013, we amended our term loan maintenance covenant, from a total net leverage ratio to a senior secured net leverage ratio. We are required to maintain our senior secured net leverage ratio, measured as of the last day of each fiscal quarter for the four fiscal quarters then ended, at 3.25 to 1.0 or less. In addition, certain negative covenants were amended to increase the Company's operational flexibility, including increased flexibility to make investment in the Company's subsidiaries, permit additional working capital financings and more closely align certain restriction in the Term Loan Facility with similar covenants in the Company's outstanding senior notes. All other material terms and conditions of the Term Loan Facility remain unchanged.
In addition, under the old ABL Facility, if (a) our excess availability under the ABL Facility is less than the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitment at any time and (y) the then applicable borrowing base and (ii) $90 million, at any time or (b) any event of default has occurred and is continuing, we are required to maintain a minimum fixed charge coverage ratio of at least 1.1 to 1 until (1) such excess availability has subsequently been at least the greater of (i) 12.5% of the lesser of (x) the total ABL Facility commitments at such time and (y) the then applicable borrowing base for 30 consecutive days and (ii) $90 million and (2) no default is outstanding during such 30 day period. As of March 31, 2013, we were in compliance with the covenants in the senior secured credit facilities.
On May 13, 2013, we amended and extended our ABL Facility by entering into a $1.0 billion, five-year, Senior Secured Asset-Based Revolving Credit Facility (ABL Revolver) bearing an interest rate of LIBOR plus a spread of 1.75% to 2.25% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The new ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 15% of the lesser of (a) the Credit Facility and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL defined EBITDA less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The facility matures on May 13, 2018; provided that, in the event that any of the Notes or the Term Loan Revolver is outstanding (and not refinanced with a maturity date later than November 13, 2018) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes or the Term Loan Facility, unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and a minimum fixed charged ratio test of at least 1.25 to 1 is met. The other terms and conditions, including covenants and events of default, are substantially the same as the ABL Facility.
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
Korean Bank Loans
From December 2011 through December 2012, Novelis Korea entered into loan agreements with various banks. As of March 31, 2013, we had $194 million (KRW 216 billion) outstanding under these agreements. Of this amount, $149 million (KRW 166 billion) was recorded in long term debt and $45 million (KRW 50 billion) was recorded in short term borrowings. One of the loans has a fixed interest rate of 3.61% and a maturity of December 2015 and all other loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.88% to 1.41% with maturity dates ranging from December 2013 to December 2015.
Short-Term Borrowings and Lines of Credit
Novelis do Brasil Ltda. (Novelis Brazil) entered into a series of short-term loans (Novelis Brazil loan) with local banks. As of March 31, 2013, total borrowings under these agreements were $94 million.
As of March 31, 2013, our short-term borrowings were $468 million consisting of $317 million of short-term loans under our ABL Facility, $12 million in bank overdrafts, $45 million (KRW 50 billion) in Novelis Korea bank loans, and $94 million in short term loans under the Novelis Brazil loan. The weighted average interest rate on our total short-term borrowings was 3.30% and 4.83% as of March 31, 2013 and March 31, 2012, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2013, $24 million of the ABL Facility was utilized for letters of credit, and we had $459 million in remaining availability under the ABL Facility. As of March 31, 2013, we had $23 million of outstanding letters of credit in Korea which are not related to the ABL Facility.
BNDES Loans
From February 2011 through September 2012, Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of March 31, 2013, we had $18 million (BRL 36 million) outstanding under the BNDES loan agreements at a current weighted average rate of 6.18% with maturity dates of December 2018 through April 2021.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 15- Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

Capital Lease Obligations
In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, which is equivalent to $3 million at the exchange rate as of March 31, 2013. During fiscal 2013, we entered into various capital lease arrangements to upgrade and expand our information technology infrastructure.

12.    SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans (LTIP), under which performance-based stock appreciation rights (SARs) and phantom restricted stock units (RSUs) are granted to certain executive officers and key employees. The SARs vest at the rate of 25% per year, subject to the achievement of an annual performance target, and expire 7 years from their grant date. Each SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise, where market values are denominated in Indian rupees and converted to the participant's payroll currency at the time of exercise. The amount of cash paid is limited to (i) two and half times the target payout if exercised within one year of vesting or (ii) three times the target payout if exercised after one year of vesting. The SARs do not transfer any shareholder rights in Hindalco to a participant. The SARs are classified as liability awards and are remeasured at fair value each reporting period until the SARs are settled.
The performance criterion for vesting is based on the actual overall Novelis operating earnings before interest, taxes, depreciation and amortization, as adjusted (Normalized Operating EBITDA) compared to the target Normalized Operating EBITDA established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target Normalized Operating EBITDA, at which point 75% of the SARs for that period would vest, with an equal pro rata amount of SARs vesting through 100% achievement of the target. Given that the performance criterion is based on an earnings target in a future period for each fiscal year, the grant date of the awards for accounting purposes is generally not established until the performance criterion has been defined.
The RSUs vest in full three years from the grant date, subject to continued employment with the Company, but are not subject to performance criteria. Each RSU is to be settled in cash equal to the market value of one Hindalco share, where market values are denominated in Indian rupees and converted to the participant's payroll currency at the time of vesting. The payout on the RSUs is limited to three times the market value of one Hindalco share measured on the original date of grant. The RSUs are classified as liability awards and expensed over the requisite service period (three years) based on the Hindalco stock price as of each balance sheet date.
Total compensation expense related to SARs and RSUs under the plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” or "Cost of goods sold (exclusive of depreciation and amortization)" in our consolidated statements of operations. As the performance criteria for fiscal years 2014, 2015 and 2016 have not yet been established, measurement periods for SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year SARs has been recorded.

	Year Ended March 31,
	2013	2012	2011
Total compensation (income) expense	$(3)	$1	$18

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below shows the RSUs activity for the year ended March 31, 2013.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2012	1,680,824	168.36	$4
Granted	1,996,122	109.58	—
Forfeited/Cancelled	(85,540)	157.79	—
RSUs outstanding as of March 31, 2013	3,591,406	136.22	$5

The table below shows the SARs activity for the year ended March 31, 2013.

	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2012	26,009,803	122.99	4.7	$14
Granted	16,894,648	109.58	—	—
Exercised	(2,089,804)	65.12	—
Forfeited/Cancelled	(1,843,074)	131.48	—
SARs outstanding as of March 31, 2013	38,971,573	120.40	4.8	$2
SARs exercisable as of March 31, 2013	11,679,712	108.61

The fair value of each unvested SAR was estimated using the following assumptions:

	Year ended March 31,
	2013	2012	2011
Risk-free interest rate	7.84% - 7.96%	8.27 - 8.60%	7.61% - 7.95%
Dividend yield	1.69%	1.04%	0.65%
Volatility	37% - 52%	47% - 57%	49% - 54%

The fair value of each unvested SAR was based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The risk-free interest rate is based on Indian treasury yields interpolated for a time period corresponding to the remaining contractual life. The forfeiture rate is estimated based on actual historical forfeitures. The dividend yield is estimated to be the annual dividend of the Hindalco stock over the remaining contractual lives of the SARs. The value of each vested SAR is remeasured at fair value each reporting period based on the excess of the current stock price over the exercise price, not to exceed the maximum payout as defined by the plans. The fair value of the SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria.
The cash payments made to settle SAR liabilities were $2 million, $9 million, and $6 million, in the years ended March 31, 2013, 2012, and 2011, respectively. All RSUs granted remain unvested as of March 31, 2013. Unrecognized compensation expense related to the non-vested SARs (assuming all future performance criteria are met) was $11 million, which is expected to be realized over a weighted average period of 2.6 years. Unrecognized compensation expense related to the RSUs was $3 million, which will be recognized over the remaining weighted average vesting period of 1.5 years.
On May 13, 2013, the Company's board of directors approved an amendment to the long-term incentive plans which gives participants the option to exchange a portion of their outstanding SARs (based on Hindalco's stock price as described above) for a lump-sum cash payment and/or new SAR's (based on changes in Novelis' valuations).

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland, and the U.K.; (2) unfunded defined benefit pension plans in Germany; (3) unfunded lump sum indemnities payable upon retirement to employees in France, Malaysia and Italy; and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded healthcare and life insurance benefits provided to retired employees in the US, Canada, and Brazil. We have combined our domestic and foreign postretirement benefit plan disclosures because our domestic benefit obligation is not significant as compared to our total benefit obligation, as our foreign benefit obligation is 93% of the total benefit obligation, and the assumptions used to value domestic and foreign plans were not significantly different.
On June 28, 2012, we amended a U.S. nonunion benefit plan which reduced postretirement life insurance benefits to retirees and eliminated the postretirement life insurance benefits for active employees. As a result, we recognized a negative plan amendment and a curtailment gain of $14 million which was recorded as an adjustment to "Accumulated other comprehensive loss" during the first quarter of fiscal 2013. The plan amendment will reduce other postretirement benefit expense after initial recognition.
On August 1, 2012, we closed the Saguenay Works facility in Quebec, Canada and offered employees certain options related to their pension plan and other postretirement benefits. The pension plan remeasurement resulted in the Company recognizing a net curtailment gain of less than $1 million which was recorded as an adjustment to "Accumulated other comprehensive loss" during the second quarter of fiscal 2013. This curtailment gain will reduce other postretirement benefit expense after initial recognition. Additionally, in the fourth quarter of fiscal 2013 the Company recognized a settlement loss of approximately $1 million due to participants electing lump sum settlement.
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

	Year Ended March 31,
	2013	2012	2011
Funded pension plans	$47	$57	$41
Unfunded pension plans	13	13	13
Savings and defined contribution pension plans	18	19	18
Total contributions	$78	$89	$72
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. We plan to utilize the relief provided by MAP-21 in fiscal 2014, which will reduce our estimated minimum defined benefit required pension funding. During fiscal year 2014, we expect to contribute $29 million to our funded pension plans, $10 million to our unfunded pension plans and $20 million to our savings and defined contribution pension plans.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2013	2012
Equity	35 - 60%	47%	48%
Fixed income	35 - 55%	46%	47%
Real estate	0 - 25%	2%	2%
Other	0 - 15%	5%	3%

Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements

The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits (in millions).

	Pension Benefits
	Year Ended March 31,
	2013	2012
Benefit obligation at beginning of period	$1,484	$1,275
Service cost	43	42
Interest cost	64	68
Members’ contributions	5	6
Benefits paid	(56)	(51)
Amendments	1	(8)
Transfers/mergers	(9)	8
Curtailments/settlements/termination benefits	(25)	(16)
Actuarial (gains) losses	105	175
Currency (gains) losses	(31)	(15)
Benefit obligation at end of period	$1,581	$1,484
Benefit obligation of funded plans	$1,375	$1,299
Benefit obligation of unfunded plans	206	185
Benefit obligation at end of period	$1,581	$1,484

	Other Benefits
	Year Ended March 31,
	2013	2012
Benefit obligation at beginning of period	$228	$196
Service cost	10	9
Interest cost	10	10
Benefits paid	(8)	(9)
Amendments	(16)	—
Curtailments/termination benefits	(1)	—
Actuarial (gains) losses	11	22
Benefit obligation at end of period	$234	$228
Benefit obligation of unfunded plans	234	228
Benefit obligation at end of period	$234	$228

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits
	Year Ended March 31,
	2013	2012
Change in fair value of plan assets
Fair value of plan assets at beginning of period	996	$927
Actual return on plan assets	99	55
Members’ contributions	5	6
Benefits paid	(56)	(51)
Company contributions	60	70
Transfers/mergers	—	6
Settlements	(17)	(14)
Currency gains (losses)	(21)	(3)
Fair value of plan assets at end of period	$1,066	$996

	March 31,
	2013		2012
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status
Funded Status at end of period:
Assets less the benefit obligation of funded plans	$(309)	$—	$(303)	$—
Benefit obligation of unfunded plans	(206)	(234)	(185)	(228)
	$(515)	$(234)	$(488)	$(228)
As included on consolidated balance sheet
Accrued expenses and other current liabilities	$10	$8	$13	$8
Accrued postretirement benefits	505	226	475	220
	$515	$234	$488	$228
The postretirement amounts recognized in “Accumulated other comprehensive (loss) income,” before tax effects, are presented in the table below (in millions), and includes the impact related to our equity method investments.

	March 31,
	2013		2012
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial (loss)	$(310)	$(46)	$(262)	$(39)
Prior service credit	9	15	13	—
Total postretirement amounts recognized in Accumulated other comprehensive (loss) income	$(301)	$(31)	$(249)	$(39)
The estimated amounts that will be amortized from “Accumulated other comprehensive (loss) income” into net periodic benefit cost in fiscal 2014 are $28 million for pension benefits and $2 million for other postretirement benefits, primarily related to net actuarial losses.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The postretirement changes recognized in “Accumulated other comprehensive (loss) income,” before tax effects, are presented in the table below (in millions), and includes the impact related to our equity method investments.

	March 31,
	2013		2012
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Beginning balance in Accumulated other comprehensive (loss) income	$(249)	$(39)	$(78)	$(19)
Curtailments and settlements	8	—	2	—
Plan amendment	(1)	16	8	—
Net actuarial (loss)	(90)	(10)	(190)	(22)
Amortization of:
Prior service cost	(2)	(1)	(2)	—
Actuarial loss	29	3	11	2
Effect of currency exchange	4	—	—	—
Total postretirement amounts recognized in Accumulated other comprehensive (loss) income	$(301)	$(31)	$(249)	$(39)
Accumulated Benefit Obligation in Excess of Plan Assets
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets as of March 31, 2013 and 2012 are presented in the table below (in millions).

	March 31,
	2013	2012
Projected benefit obligation	$1,553	$1,467
Accumulated benefit obligation	$1,432	$1,329
Fair value of plan assets	$1,046	$979

 Future Benefit Payments
Expected benefit payments to be made during the next ten fiscal years are listed in the table below (in millions).

	Pension Benefits	Other Benefits
2014	$51	$8
2015	56	9
2016	60	10
2017	66	12
2018	70	13
2019 through 2023	430	83
Total	$733	$135

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

	Year Ended March 31,
Pension Benefits	2013	2012	2011
Net periodic benefit cost
Service cost	43	42	36
Interest cost	64	68	64
Expected return on assets	(64)	(63)	(56)
Amortization — losses	28	11	11
Amortization — prior service (credit)	(2)	(1)	(1)
Curtailment/settlement losses	1	1	—
Net periodic benefit cost	70	58	54
Proportionate share of non-consolidated affiliates’ deferred pension costs, net of tax	5	3	3
Total net periodic benefit costs recognized	75	61	57

	Year Ended March 31,
Other Benefits	2013	2012	2011
Net periodic benefit cost
Service cost	$10	$9	$7
Interest cost	10	10	9
Amortization — actuarial losses	3	1	—
Amortization - prior service (credit)	(1)	—	—
Total net periodic benefit costs recognized	$22	$20	$16
Actuarial Assumptions and Sensitivity Analysis
The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

	Year Ended March 31,
Pension Benefits	2013	2012	2011
Weighted average assumptions used to determine benefit obligations
Discount rate	3.9%	4.4%	5.3%
Average compensation growth	3.1%	3.4%	3.3%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.4%	5.3%	5.5%
Average compensation growth	3.4%	3.3%	3.6%
Expected return on plan assets	6.4%	6.7%	6.8%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended March 31,
Other Benefits	2013	2012	2011
Weighted average assumptions used to determine benefit obligations
Discount rate	3.8%	4.2%	5.2%
Average compensation growth	3.5%	3.9%	3.9%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.2%	5.2%	5.6%
Average compensation growth	3.9%	3.9%	3.9%
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
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 6.3% in fiscal 2014.
We provide unfunded healthcare and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $8 million and $9 million for the years ended March 31, 2013 and 2012, respectively. The assumed healthcare cost trend used for measurement purposes is 8% for fiscal 2014, decreasing gradually to 5% in 2019 and remaining at that level thereafter.
A change of one percentage point in the assumed healthcare cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease
Sensitivity Analysis
Effect on service and interest costs	$3	$(2)
Effect on benefit obligation	$25	$(21)
In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance ASC No. 712, Compensation — Retirement Benefits. “Other long-term liabilities” on our consolidated balance sheets includes $17 million and $18 million as of March 31, 2013 and 2012, respectively, for these benefits.
Fair Value of Plan Assets
The following pension plan assets are measured and recognized at fair value on a recurring basis (in millions). Please see Note 16— Fair value measurements for description of the fair value hierarchy. The U.S. and Canadian pension plan assets are invested exclusively in commingled funds and classified in Level 2, and the UK, Switzerland, and South Korea pension plan assets are invested in both direct investments (Levels 1 and 2) and commingled funds (Level 2).

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plan Assets

	March 31, 2013 Fair Value Measurements Using				March 31, 2012 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity	$56	$447	$—	$503	$103	$373	$—	$476
Fixed income	$14	$480	$—	$494	$47	$425	$—	$472
Real estate	—	16	—	16	12	10	—	22
Cash and cash equivalents	10	—	—	10	24	—	—	24
Other	—	43	—	43	2	—	—	2
Total	$80	$986	$—	$1,066	$188	$808	$—	$996

14.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying consolidated statements of operations (in millions).

	Year Ended March 31,
	2013	2012	2011
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(16)	$16	$(1)
Loss released from accumulated other comprehensive income	1	1	—
Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net	5	(6)	—
Currency (gains) losses, net	$(10)	$11	$(1)
The following currency gains (losses) are included in “AOCI,” net of tax and “Noncontrolling interests” (in millions).

	Year Ended March 31,
	2013	2012	2011
Cumulative currency translation adjustment — beginning of period	$23	$114	$(3)
Effect of changes in exchange rates	(42)	(79)	117
Sale of investment in foreign entities (A)	(11)	(12)	—
Cumulative currency translation adjustment — end of period	$(30)	$23	$114

(A)
We reclassified $11 million and $12 million of cumulative currency gains from AOCI to “(Gain) loss on assets held for sale” in the years ended March 31, 2013 and March 31, 2012, respectively, related to the sale of three aluminum foil and packaging plants in Europe. See Note 5 — Assets Held For Sale.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The gross fair values of our financial instruments and commodity contracts as of March 31, 2013 and 2012 are as follows (in millions):

	March 31, 2013
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$24	$—	$—	$—	$24
Currency exchange contracts	12	$—	(7)	(8)	(3)
Energy contracts	1	—	—	—	1
Interest rate swaps	—	—	(1)	—	(1)
Net Investment hedges
Currency exchange contracts	—	—	—	—	—
Fair value hedges					—
Aluminum contracts	—	—	(1)	(1)	(2)
Total derivatives designated as hedging instruments	$37	$—	$(9)	$(9)	$19
Derivatives not designated as hedging instruments
Aluminum contracts	49	—	(46)	(1)	2
Currency exchange contracts	21	1	(11)	—	11
Energy contracts	2	—	(8)	(19)	(25)
Interest rate swaps	—	—	—	—	—
Total derivatives not designated as hedging instruments	72	1	(65)	(20)	(12)
Total derivative fair value	$109	$1	$(74)	$(29)	$7

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31, 2012
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$17	$—	$(5)	$—	$12
Currency exchange contracts	12	1	(6)	(6)	1
Net Investment hedges
Currency exchange contracts	2	—	—	—	2
Fair value hedges
Aluminum contracts	1	—	(6)	—	(5)
Total derivatives designated as hedging instruments	$32	$1	$(17)	(6)	$10
Derivatives not designated as hedging instruments
Aluminum contracts	51	—	(47)	—	4
Currency exchange contracts	16	1	(10)	(1)	6
Energy contracts	—	—	(21)	(30)	(51)
Total derivatives not designated as hedging instruments	67	1	(78)	(31)	(41)
Total derivative fair value	$99	$2	$(95)	$(37)	$(31)

(A)	The noncurrent portions of derivative liabilities are included in “Other long-term liabilities” in the accompanying consolidated balance sheets.

Aluminum
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
We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. Such exposures do not extend beyond two years in length. We had 22 kt and 32 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of March 31, 2013 and March 31, 2012, respectively.
The following table summarizes amount of gain (loss) recognized on fair value hedges of metal price risk:

	Amount of Gain (Loss) Recognized on Changes in Fair Value
	Year Ended March 31,
	2013	2012
Fair Value Hedges of Metal Price Risk
Derivative Contracts	(10)	(11)
Designated Hedged Items	8	11
Net Ineffectiveness (A)	(2)	—

(A)	Effective portion is recorded in "Net sales" and net ineffectiveness in "Other (income) expense, net"

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. Such exposures do not extend beyond two years in length. We had 5 kt and 16 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of March 31, 2013 and March 31, 2012, respectively.
We identify and designate certain aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Price risk exposure arises due to fixed costs associated with our smelter operations in South America. Price risk exposure also arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Such exposures do not extend beyond 7 months in length. We had 210 kt and 144 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of March 31, 2013 and March 31, 2012, respectively.
The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of March 31, 2013 and March 31, 2012, we had 36 kt and 42 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than fourteen months. The following table summarizes our notional amount (in kt).

	March 31,
	2013	2012
Hedge Type
Purchase (Sale)
Cash flow purchases	5	16
Cash flow sales	(210)	(144)
Fair value	22	32
Not designated	(36)	(42)
Total, net	(219)	(138)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $918 million and $976 million of outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2013 and March 31, 2012, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had no outstanding foreign currency forwards designated as net investment hedges as of March 31, 2013. As of March 31, 2012, we had $123 million of outstanding foreign currency forwards designated as net investment hedges.
As of both March 31, 2013 and March 31, 2012, we had outstanding currency exchange contracts with a total notional amount of $620 million and $1.4 billion, respectively, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the fourth quarter of fiscal 2015.

Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1 million of notional megawatt hours remained outstanding as of March 31, 2013, and the fair value of this swap was a liability of $27 million as of March 31, 2013.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 2.4 million MMBTUs designated as cash flow hedges as of March 31, 2013, and the fair value of these swaps was an asset of $1 million. There were no natural gas swaps designated as cash flow hedges as of March 31, 2012. As of March 31, 2013 and March 31, 2012, we had 3.3 million MMBTUs and 6.6 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. The fair value as of March 31, 2013 was an asset of $2 million for these swaps. Such exposures do not extend beyond 1 year in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Rate
As of March 31, 2013, we swapped $95 million (KRW 106 billion) floating rate loans to a weighted average fixed rate of 4.11%. All swaps expire concurrent with the maturity of the related loans. As of March 31, 2013 and March 31, 2012, $95 million (KRW106 billion) and $44 million (KRW50 billion) were designated as cash flow hedges, respectively.
As of March 31, 2012, we had $220 million of outstanding USD LIBOR based interest rate swaps that matured in April 2012 that were not designated as hedges. As of March 31, 2013, there were no USD LIBOR based interest rate swaps outstanding that were not designated as hedges.

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments recognized in “Other (income) expense, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Year Ended
	March 31,
	2013	2012	2011
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(10)	$65	$5
Currency exchange contracts	3	27	34
Energy contracts (A)	15	(30)	3
Interest rate swaps	—	—	(5)
Gain recognized in "Other (income) expense, net"	8	62	37
Derivative Instruments Designated as Hedges
Gain recognized in "Other (income) expense, net" (B)	28	12	6
Total (loss) gain recognized in "Other (income) expense, net"	$36	$74	$43
(Loss) gain on balance sheet remeasurement currency exchange contracts, net	(6)	6	—
Realized gains, net	28	130	107
Unrealized gains (losses) on other derivative instruments, net	14	(62)	(64)
Total gain recognized in "Other (income) expense, net"	$36	$74	$43

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: forward market premium/discount excluded and hedging relationship ineffectiveness on designated aluminum contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness on fair value hedges involving aluminum derivatives.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $25 million of gains from “AOCI” to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Year Ended March 31,			Year Ended March 31,
	2013	2012	2011	2013	2012	2011
Cash flow hedging derivatives
Aluminum contracts	34	(30)	41	29	2	—
Currency exchange contracts	(21)	(26)	24	2	11	6
Energy contracts (A)	1	—	12	—	—	—
Interest rate swaps	(1)	—	1	—	—	(5)
Total Cash flow hedging derivatives	13	(56)	78	31	13	1
Net investment derivatives
Currency exchange contracts	1	6	—	—	—	—
Total	$14	$(50)	$78	$31	$13	$1

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Year Ended March 31,			Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2013	2012	2011
Energy contracts (A)	$(5)	$(5)	$7	Other (income) expense, net
Aluminum contracts	19	(16)	—	Cost of goods sold
Aluminum contracts	12	5	—	Sales
Currency exchange contracts	(17)	7	—	Cost of goods sold and SG&A
Currency exchange contracts	—	(3)	—	Sales
Currency exchange contracts	(1)	(1)	—	Other (income) expense, net and Interest expense
Interest rate swaps	—	—	(5)	Other (income) expense, net and Interest expense
Total	$8	$(13)	$2

(A)
Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item. There were no amounts reclassified from AOCI into income/(expense) related to natural gas swaps for the periods presented.

16.    FAIR VALUE MEASUREMENTS
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Level 3 — Unobservable inputs for which there is little or no market data, which require us to develop our own assumptions based on the best information available as what market participants would use in pricing the asset or liability.
The following section describes the valuation methodologies we used to measure our various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified.
Derivative Contracts
For derivative contracts that have fair values based upon trades in liquid markets, such as aluminum and foreign exchange forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
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
We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. These derivatives include our electricity swap, which is of one of our energy-related forward contracts, and represents an agreement to buy electricity at a fixed price at our Oswego, New York facility. Forward prices are not observable for this market, so we must make certain assumptions based on available information that we believe to be relevant to market participants. We use observable forward prices for a geographically nearby market. We adjust these prices for 1) historical spreads between the cash prices of the two markets, and 2) historical spreads between retail and wholesale prices.
The average forward price at March 31, 2013, estimated using the method described above, was $56 per megawatt hour, which represented a $7 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $52 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). As of March 31, 2013 and March 31, 2012, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2013 and March 31, 2012 (in millions).

	March 31,
	2013		2012
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$73	$(49)	$69	$(58)
Currency exchange contracts	34	(26)	32	(23)
Energy contracts	3	—	—	(10)
Interest rate swaps	—	(1)	—	—
Total Level 2 Instruments	110	(76)	101	(91)
Level 3 Instruments
Energy contracts	—	(27)	—	(41)
Total Level 3 Instruments	—	(27)	—	(41)
Total	$110	$(103)	$101	$(132)
We recognized unrealized gains of $8 million for the year ended March 31, 2013 related to Level 3 financial instruments that were still held as of March 31, 2013. These unrealized gains were included in “Other (income) expense, net.”

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2011	$(29)
Realized/unrealized gain included in earnings (B)	(16)
Settlements	4
Balance as of March 31, 2012	(41)
Realized/unrealized losses included in earnings (B)	18
Settlements	(4)
Balance as of March 31, 2013	$(27)

(A)	Represents net derivative liabilities.

(B)	Included in “Other income (expense), net.”
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

	March 31,
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$13	$13	$16	$16
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,464	$4,806	$4,344	$4,605

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    OTHER (INCOME) EXPENSE, NET

“Other (income) expense, net” is comprised of the following (in millions).

	Year Ended March 31,
	2013	2012	2011
Foreign currency remeasurement (gains) losses, net (A)	$(10)	$11	$(1)
Loss (gain) on change in fair value of other unrealized derivative instruments, net	(14)	62	64
Gain on change in fair value of other realized derivative instruments, net	(28)	(130)	(107)
(Gain) loss on sale of assets, net	6	3	(4)
Gain on litigation settlement in Brazil (B)	—	(8)	—
Loss on Brazilian tax litigation, net (C)	8	13	8
Interest income	(5)	(15)	(13)
Gain on business interruption insurance recovery, net (D)	(11)	—	—
Other, net	4	10	4
Other (income) expense, net	$(50)	$(54)	$(49)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	We received and recognized a gain of $8 million during the year ended March 31, 2012 as settlement related to a lawsuit we filed against a Brazilian vendor.

(C)	See Note 19 – Commitments and Contingencies – Brazil Tax Matters for further details.

(D)
We recognized a net gain of $11 million during the year ended March 31, 2013 related to a business interruption recovery claim. There was a fire at the sole can plant of one of our customers that caused the loss of a supply contract in our North America segment.

18.    INCOME TAXES
We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our "Income before income taxes" (and after removing our "Equity in net loss of non-consolidated affiliates") are as follows (in millions).

	Year Ended March 31,
	2013	2012	2011
Domestic (Canada)	$(263)	$(283)	$(181)
Foreign (all other countries)	565	425	436
Pre-tax income before equity in net loss of non-consolidated affiliates	$302	$142	$255

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the "Income tax provision" are as follows (in millions).

	Year Ended March 31,
	2013	2012	2011
Current provision (benefit):
Domestic (Canada)	$11	$3	$16
Foreign (all other countries)	103	69	112
Total current	114	72	128
Deferred provision (benefit):
Domestic (Canada)	—	—	(6)
Foreign (all other countries)	(31)	(33)	(39)
Total deferred	(31)	(33)	(45)
Income tax provision	$83	$39	$83
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions, except percentages).

	Year Ended March 31,
	2013	2012	2011
Pre-tax income before equity in net (income) loss on non-consolidated affiliates	$302	$142	$255
Canadian Statutory tax rate	26%	27%	29%
Provision at the Canadian statutory rate	$79	$38	$74
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(2)	(9)	—
Exchange remeasurement of deferred income taxes	(19)	(26)	20
Change in valuation allowances	84	117	1
Tax credits and other allowances	(8)	(6)	(5)
Expense (income) items not subject to tax	—	(5)	(9)
Dividends not subject to tax	(53)	(52)	(15)
Enacted tax rate changes	1	3	8
Tax rate differences on foreign earnings	9	(4)	(6)
Uncertain tax positions	2	(23)	6
Prior year adjustments	(5)	4	6
Other, net	(5)	2	3
Income tax provision	$83	$39	$83
Effective tax rate	27%	27%	33%
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

During fiscal 2013, we identified adjustments to our cumulative deferred tax balances in certain foreign jurisdictions.  As a result, we recorded a credit to income tax expense of $5 million in the fourth quarter of fiscal 2013 related to fiscal 2011.  The effect of these adjustments was not material to the consolidated financial statements for those periods.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

this respect it allocates taxes accrued prior to the spin-off and after the spin-off as well as transfer taxes resulting there from. It also allocates obligations for filing tax returns and the management of certain pending or future tax contests and creates mutual collaboration obligations with respect to tax matters.

We enjoy the benefits of favorable tax holidays in various jurisdictions, which resulted in a $12 million reduction to tax expense for the year ended March 31, 2013, and will phase out between December 31, 2013 and March 31, 2020.

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
Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	March 31,
	2013	2012
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$323	$337
Tax losses/benefit carryforwards, net	338	294
Depreciation and amortization	50	62
Other assets	13	22
Total deferred income tax assets	724	715
Less: valuation allowance	(317)	(251)
Net deferred income tax assets	$407	$464
Deferred income tax liabilities:
Depreciation and amortization	$583	$658
Inventory valuation reserves	91	93
Monetary exchange gains, net	58	72
Other liabilities	20	31
Total deferred income tax liabilities	$752	$854
Net deferred income tax liabilities	$345	$390
ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $317 million and $251 million were necessary as of March 31, 2013 and 2012, respectively.
It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
As of March 31, 2013, we had net operating loss carryforwards of approximately $280 million (tax effected) and tax credit carryforwards of $58 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards began expiring in fiscal 2012 with some amounts being carried forward indefinitely. As of March 31, 2013, valuation allowances of $205 million and $37 million had been recorded against net operating loss carryforwards and tax credit carryforwards, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, and the U.K.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.
As of March 31, 2013, we had cumulative earnings of approximately $2 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our full valuation allowance position of $266 million in Canada, $649 million of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, and $37 million of tax credits in Canada, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings, and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2013 and 2012, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $30 million and $28 million, respectively.
Tax authorities continue to examine certain other of our tax filings for fiscal years 2004 through 2009. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $3 million. With few exceptions, tax returns for all jurisdictions for all tax years before 2003 are no longer subject to examination by taxing authorities.
During fiscal 2013, we agreed to settlement of certain findings related to utilization of operating losses in certain jurisdictions. As a result of these settlements, we reduced our unrecognized tax benefits, including interest, by approximately $12 million. Of this amount, approximately $3 million was recorded as a reduction to the income tax provision.
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
Our policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of March 31, 2013, 2012 and 2011, we had $3 million, $12 million and $16 million accrued, respectively, for interest and penalties. For the year ended March 31, 2013 and 2012, we recognized a tax benefit of $8 million and $4 million, respectively, related to reductions in accrued interest and penalties. For the year ended March 31, 2011 we recognized $2 million expense related to accrued interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended March 31,
	2013	2012	2011
Beginning balance	$28	$45	$39
Additions based on tax positions related to the current period	5	5	4
Additions based on tax positions of prior years	3	—	3
Reductions based on tax positions of prior years	—	(14)	—
Settlements	(5)	(5)	—
Statute lapses	—	—	(3)
Foreign exchange	(1)	(3)	2
Ending Balance	$30	$28	$45

Income Taxes Payable

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our consolidated balance sheets include income taxes payable (net) of $38 million and $54 million as of March 31, 2013 and 2012, respectively. Of these amounts, $28 million and $19 million are reflected in “Accrued expenses and other current liabilities” as of March 31, 2013 and 2012, respectively.

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
For certain matters in which the Company is involved, for which a loss is reasonably possible, we are unable to reasonably estimate a loss. For certain other matters where we have not established a liability for which a loss is reasonably possible and the loss is reasonably estimable, we have estimated the aggregated range of loss as $0 to $85 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate.

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
We have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimated that the undiscounted remaining clean-up costs related to our environmental liabilities as of March 31, 2013 were approximately $9 million. Of this amount, $5 million was included in “Other long-term

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet as of March 31, 2013. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters
As a result of legal proceedings with Brazil’s tax authorities regarding certain taxes, as of March 31, 2013 and March 31, 2012, we had cash deposits aggregating approximately $12 million and $33 million, respectively, with the Brazilian government. These deposits, which were included in “Other long-term assets — third parties” in our accompanying consolidated balance sheets, will be expended toward these legal proceedings.
In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements approximate $128 million and $163 million as of March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013, $14 million and $114 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying consolidated balance sheets. As of March 31, 2012, $13 million and $150 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $8 million , $13 million and $8 million for the years ended March 31, 2013 , 2012 and 2011 as “Loss on Brazilian tax litigation, net” which was reported in “Other (income) expense, net.” In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax disputes involving the Brazilian tax authorities. We have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes for which a loss is reasonably possible and reasonably estimable.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes functions that are managed directly from our corporate office that have not been allocated to our operating segments, adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales - third party” is adding the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 8- Consolidation and Note 9 - Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. The “Eliminations and Other” in “Net sales - intersegment” eliminates inter-regional sales.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Segment Financial Information

Selected Operating Results Year Ended March 31, 2013	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,397	$3,096	$1,746	$1,391	$182	$9,812
Net sales - intersegment	8	85	16	—	(109)	—
Net sales	$3,405	$3,181	$1,762	$1,391	$73	$9,812

Depreciation and amortization	118	103	53	51	(33)	292
Income tax provision (benefit)	13	30	18	13	9	83
Capital expenditures	183	80	251	197	64	775
Investment in and advances to non–consolidated affiliates	1	586	—	40	—	627
Total assets as of March 31, 2013	$2,763	$2,673	$1,264	$1,663	$159	$8,522

Selected Operating Results Year Ended March 31, 2012	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,966	$3,806	$1,830	$1,278	$183	$11,063
Net sales - intersegment	1	34	—	—	(35)	—
Net sales	3,967	3,840	1,830	1,278	148	11,063

Depreciation and amortization	136	129	55	55	(46)	329
Income tax provision (benefit)	21	2	23	(10)	3	39
Capital expenditures	108	73	151	177	7	516
Investment in and advances to non–consolidated affiliates	—	640	—	43	—	683
Total assets as of March 31, 2012	$2,644	$2,753	$1,037	$1,493	$94	$8,021

Selected Operating Results Year Ended March 31, 2011	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,756	$3,579	$1,866	$1,214	$162	$10,577
Net sales - intersegment	4	10	—	—	(14)	—
Net sales	3,760	3,589	1,866	1,214	148	10,577

Depreciation and amortization	168	141	56	80	(41)	404
Income tax provision (benefit)	3	1	27	44	8	83
Capital expenditures	61	73	37	81	(18)	234

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Year Ended March 31,
	2013	2012	2011
North America	$324	$407	$382
Europe	261	284	313
Asia	174	181	225
South America	202	181	152
Depreciation and amortization	(292)	(329)	(404)
Interest expense and amortization of debt issuance costs	(298)	(305)	(207)
Adjustment to eliminate proportional consolidation	(41)	(49)	(45)
Unrealized gains (losses) on change in fair value of derivative instruments, net	14	(62)	(64)
Realized gains (losses) on derivative instruments not included in segment income	5	1	5
Loss on extinguishment of debt	(7)	—	(84)
Restructuring charges, net	(45)	(60)	(34)
Gain (loss) on assets held for sale	3	(111)	—
Other (costs) income, net	(14)	(9)	4
Income before income taxes	286	129	243
Income tax provision	83	39	83
Net income	203	90	160
Net income attributable to noncontrolling interests	1	27	44
Net income attributable to our common shareholder	$202	$63	$116
Geographical Area Information
We had 25 operating facilities in nine countries as of March 31, 2013. The tables below present “Net sales” and “Long-lived assets” by geographical area (in millions). “Net sales” are attributed to geographical areas based on the origin of the sale. “Long-lived assets” are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.

	Year Ended March 31,
	2013	2012	2011
Net sales:
United States	$3,350	$3,914	$3,737
Asia and Other Pacific	1,745	1,830	1,866
Brazil	1,391	1,278	1,214
Canada	230	234	182
Germany	2,391	2,755	2,483
United Kingdom	53	77	178
Other Europe	652	975	917
Total Net sales	$9,812	$11,063	$10,577

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,
	2013	2012
Long-lived assets:
United States	$1,415	$1,365
Asia and Other Pacific	718	506
Brazil	896	786
Canada	83	92
Germany	254	283
United Kingdom	33	31
Other Europe	354	304
Total long-lived assets	$3,753	$3,367
Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Anheuser-Busch InBev (Anheuser-Busch), and Affiliates of Ball Corporation our three largest customers, as a percentage of total “Net sales.”

	Year Ended March 31,
	2013	2012	2011
Rexam	15%	14%	15%
Anheuser-Busch	11%	10%	13%
Affiliates of Ball Corporation	10%	10%	8%
Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Alcan as a percentage of our total combined metal purchases.

	Year Ended March 31,
	2013	2012	2011
Purchases from Alcan as a percentage of total combined metal purchases	24%	27%	31%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21.    SUPPLEMENTAL INFORMATION
“Accumulated other comprehensive (loss) income,” net of tax, consists of the following (in millions).

	March 31, 2013	March 31, 2012
Currency translation adjustment	$(33)	$20
Fair value of effective portion of cash flow hedges	(2)	(7)
Pension and other benefits	(233)	(204)
Accumulated other comprehensive (loss) income	$(268)	$(191)
Supplemental cash flow information (in millions):

	Year Ended March 31,
	2013	2012	2011
Supplemental disclosures of cash flow information:
Interest paid	$271	$284	$134
Income taxes paid	121	105	115
Return of capital	—	—	1,700
As of March 31, 2013, we recorded $62 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to March 31, 2013. During the year ended March 31, 2013, we incurred capital lease obligations of $16 million related to the acquisition of certain computer equipment.

22.    QUARTERLY RESULTS
The table below presents select operating results (in millions) by period.

	(Unaudited) Quarter Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net sales	$2,550	$2,441	$2,321	$2,500
Cost of goods sold (exclusive of depreciation and amortization)	2,202	2,077	2,036	2,162
Selling, general and administrative expenses	102	102	101	93
Depreciation and amortization	73	69	76	74
Research and development expenses	12	13	11	10
Interest expense and amortization of debt issuance costs	74	73	76	75
(Gain) loss on assets held for sale	(5)	2	—	—
Loss on extinguishment of debt	—	—	—	7
Restructuring charges, net	5	16	5	19
Equity in net loss of non-consolidated affiliates	2	3	10	1
Other (income) expense, net	(27)	(1)	(8)	(14)
Income tax provision	21	37	11	14
Net income	91	50	3	59
Net income attributable to noncontrolling interests	—	1	—	—
Net income attributable to our common shareholder	$91	$49	$3	$59

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	(Unaudited) Quarter Ended
	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012
Net sales	$3,113	$2,880	$2,462	$2,608
Cost of goods sold (exclusive of depreciation and amortization)	2,708	2,549	2,224	2,262
Selling, general and administrative expenses	95	91	95	102
Depreciation and amortization	89	81	79	80
Research and development expenses	12	12	10	10
Interest expense and amortization of debt issuance costs	77	77	74	77
Loss on assets held for sale	—	—	—	111
Restructuring charges, net	19	11	1	29
Equity in net loss of non-consolidated affiliates	2	3	4	4
Other (income) expense, net	(25)	(67)	(4)	42
Income tax provision (benefit)	59	(7)	(10)	(3)
Net income (loss)	77	130	(11)	(106)
Net income attributable to noncontrolling interests	15	10	1	1
Net income (loss) attributable to our common shareholder	$62	$120	$(12)	$(107)

Net income in the fourth quarter of fiscal 2013 includes increases of $3 million, primarily related to "Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" in our North America segment, that should have been recorded in the third quarter of fiscal 2013 and $5 million, related to deferred taxes in our Europe segment, which should have been recorded in fiscal 2011. We determined that these adjustments were immaterial to our current and previously issued financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    SUPPLEMENTAL GUARANTOR INFORMATION
In connection with the issuance of Novelis Inc.'s (the Parent and Issuer) 7.25% Notes, 2017 Notes and 2020 Notes, certain of our wholly-owned subsidiaries, which are 100% owned within the meaning of Rule 3-10(h)(1) of Regulation S-X, provided guarantees. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S., the U.K., Brazil, Portugal and Switzerland, as well as certain businesses in Germany and France. The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Notes.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$781	$8,076	$2,440	$(1,485)	$9,812
Cost of goods sold (exclusive of depreciation and amortization)	740	7,028	2,194	(1,485)	8,477
Selling, general and administrative expenses	(19)	341	76	—	398
Depreciation and amortization	14	220	58	—	292
Research and development expenses	7	39	—	—	46
Interest expense and amortization of debt issuance costs	320	16	(3)	(35)	298
(Gain) loss on assets held for sale	(5)	2	—	—	(3)
Loss on extinguishment of debt	7	—	—	—	7
Restructuring charges, net	12	32	1	—	45
Equity in net loss of non-consolidated affiliates	—	16	—	—	16
Equity in net (income) loss of consolidated subsidiaries	(455)	(89)	—	544	—
Other (income) expense, net	(49)	(48)	12	35	(50)
	572	7,557	2,338	(941)	9,526
Income (loss) before income taxes	209	519	102	(544)	286
Income tax provision	7	57	19	—	83
Net income (loss)	202	462	83	(544)	203
Net income attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to our common shareholder	$202	$462	$82	$(544)	$202
Comprehensive income (loss)	$125	$364	$85	$(448)	$126
Comprehensive income attributable to noncontrolling interest	$—	$—	$1	$—	$1
Comprehensive income (loss) attributable to our common shareholder	$125	$364	$84	$(448)	$125

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$1,129	$9,157	$2,657	$(1,880)	$11,063
Cost of goods sold (exclusive of depreciation and amortization)	1,102	8,097	2,424	(1,880)	9,743
Selling, general and administrative expenses	(7)	321	69	—	383
Depreciation and amortization	17	252	60	—	329
Research and development expenses	30	14	—	—	44
Interest expense and amortization of debt issuance costs	311	57	1	(64)	305
(Gain) loss on assets held for sale	1	26	84	—	111
Restructuring charges, net	33	25	2	—	60
Equity in net loss of non-consolidated affiliates	—	13	—	—	13
Equity in net (income) loss of consolidated subsidiaries	(337)	(65)	—	402	—
Other (income) expense, net	(83)	18	(53)	64	(54)
	1,067	8,758	2,587	(1,478)	10,934
Income (loss) before income taxes	62	399	70	(402)	129
Income tax (benefit) provision	(1)	15	25	—	39
Net income (loss)	63	384	45	(402)	90
Net income attributable to noncontrolling interests	$—	$—	$27	$—	$27
Net income (loss) attributable to our common shareholder	$63	$384	$18	$(402)	$63
Comprehensive income (loss)	$(182)	$199	$9	$(192)	$(166)
Comprehensive income attributable to noncontrolling interest	$—	$—	$16	$—	$16
Comprehensive income (loss) attributable to our common shareholder	$(182)	$199	$(7)	$(192)	$(182)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$1,048	$8,750	$2,627	$(1,848)	$10,577
Cost of goods sold (exclusive of depreciation and amortization)	1,006	7,727	2,342	(1,848)	9,227
Selling, general and administrative expenses	40	282	53	—	375
Depreciation and amortization	24	318	62	—	404
Research and development expenses	28	12	—	—	40
Interest expense and amortization of debt issuance costs	177	87	2	(59)	207
Loss on extinguishment of debt	34	50	—	—	84
Restructuring charges, net	3	29	2	—	34
Equity in net loss of non-consolidated affiliates	—	12	—	—	12
Equity in net (income) loss of consolidated subsidiaries	(309)	(95)	—	404	—
Other (income) expense, net	(81)	(33)	6	59	(49)
	922	8,389	2,467	(1,444)	10,334
Income (loss) before income taxes	126	361	160	(404)	243
Income tax provision	10	45	28	—	83
Net income (loss)	116	316	132	(404)	160
Net income attributable to noncontrolling interests	—	—	44	—	44
Net income (loss) attributable to our common shareholder	$116	$316	$88	$(404)	$116
Comprehensive income (loss)	$276	$439	$130	$(519)	$326
Comprehensive income (loss) attributable to noncontrolling interest	$—	$—	$50	$—	$50
Comprehensive income (loss) attributable to our common shareholder	$276	$439	$80	$(519)	$276

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$196	$101	$—	$301
Accounts receivable, net of allowances
— third parties	30	1,096	321	—	1,447
— related parties	1,110	530	45	(1,647)	38
Inventories	80	835	253	—	1,168
Prepaid expenses and other current assets	7	81	5	—	93
Fair value of derivative instruments	17	72	20	—	109
Deferred income tax assets	1	106	5	—	112
Assets held for sale	—	—	9	—	9
Total current assets	1,249	2,916	759	(1,647)	3,277
Property, plant and equipment, net	106	2,223	775	—	3,104
Goodwill	—	600	11	—	611
Intangible assets, net	9	636	4	—	649
Investments in and advances to non-consolidated affiliates	—	627	—	—	627
Investments in consolidated subsidiaries	3,449	530	—	(3,979)	—
Fair value of derivative instruments, net of current portion	—	1	—	—	1
Deferred income tax assets	4	43	28	—	75
Other long-term assets	548	280	8	(658)	178
Total assets	$5,365	$7,856	$1,585	$(6,284)	$8,522
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$9	$—	$—	$30
Short-term borrowings
— third parties	205	218	45	—	468
— related parties	—	600	—	(600)	—
Accounts payable
— third parties	26	752	429	—	1,207
— related parties	438	588	61	(1,040)	47
Fair value of derivative instruments	3	55	17	(1)	74
Accrued expenses and other current liabilities	102	332	69	(6)	497
Deferred income tax liabilities	—	28	—	—	28
Liabilities held for sale	—	—	1	—	1
Total current liabilities	795	2,582	622	(1,647)	2,352
Long-term debt, net of current portion
— third parties	4,232	47	155	—	4,434
— related parties	49	609	—	(658)	—
Deferred income tax liabilities	5	490	9	—	504
Accrued postretirement benefits	51	510	170	—	731
Other long-term liabilities	24	227	11	—	262
Total liabilities	5,156	4,465	967	(2,305)	8,283
Commitments and contingencies
Temporary equity - intercompany	—	1,668	—	(1,668)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,654	—	—	—	1,654
Retained earnings (accumulated deficit)	(1,177)	2,010	658	(2,668)	(1,177)
Accumulated other comprehensive income (loss)	(268)	(287)	(70)	357	(268)
Total equity of our common shareholder	209	1,723	588	(2,311)	209
Noncontrolling interests	—	—	30	—	30
Total equity	209	1,723	618	(2,311)	239
Total liabilities and equity	$5,365	$7,856	$1,585	$(6,284)	$8,522

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$6	$215	$96	$—	$317
Accounts receivable, net of allowances
— third parties	34	956	341	—	1,331
— related parties	746	280	19	(1,009)	36
Inventories	51	752	221	—	1,024
Prepaid expenses and other current assets	4	48	9	—	61
Fair value of derivative instruments	9	75	18	(3)	99
Deferred income tax assets	—	149	2	—	151
Assets held for sale	—	51	30	—	81
Total current assets	850	2,526	736	(1,012)	3,100
Property, plant and equipment, net	122	2,019	548	—	2,689
Goodwill	—	600	11	—	611
Intangible assets, net	7	666	5	—	678
Investments in and advances to non-consolidated affiliates	—	683	—	—	683
Investments in consolidated subsidiaries	3,157	510	—	(3,667)	—
Fair value of derivative instruments, net of current portion	—	1	1	—	2
Deferred income tax assets	—	51	22	1	74
Other long-term assets	570	223	9	(618)	184
Total assets	$4,706	$7,279	$1,332	$(5,296)	$8,021
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$17	$5	$1	$—	$23
Short-term borrowings
— third parties	—	—	18	—	18
— related parties	9	316	17	(342)	—
Accounts payable
— third parties	79	775	391	—	1,245
— related parties	80	489	142	(660)	51
Fair value of derivative instruments	—	75	23	(3)	95
Accrued expenses and other current liabilities	127	292	63	(6)	476
Deferred income tax liabilities	—	32	2	—	34
Liabilities held for sale	—	34	23	—	57
Total current liabilities	312	2,018	680	(1,011)	1,999
Long-term debt, net of current portion
— third parties	4,227	51	43	—	4,321
— related parties	—	618	—	(618)	—
Deferred income tax liabilities	—	571	10	—	581
Accrued postretirement benefits	57	477	153	—	687
Other long-term liabilities	21	282	7	—	310
Total liabilities	4,617	4,017	893	(1,629)	7,898
Commitments and contingencies
Temporary equity - intercompany	—	1,677	—	(1,677)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,659	—	—	—	1,659
Retained earnings (accumulated deficit)	(1,379)	1,775	480	(2,255)	(1,379)
Accumulated other comprehensive income (loss)	(191)	(190)	(75)	265	(191)
Total equity of our common shareholder	89	1,585	405	(1,990)	89
Noncontrolling interests	—	—	34	—	34
Total equity	89	1,585	439	(1,990)	123
Total liabilities and equity	$4,706	$7,279	$1,332	$(5,296)	$8,021

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$87	$230	$202	$(316)	$203
INVESTING ACTIVITIES
Capital expenditures	(11)	(491)	(273)	—	(775)
Proceeds from the sale of assets, net
— third parties	7	12	—	—	19
— related parties	—	2	—	—	2
Net (outflow) proceeds from investment in and advances to affiliates	(45)	—	—	45	—
(Outflow) proceeds from related party loans receivable, net	(268)	(20)	—	291	3
Proceeds (outflow) from settlement of other undesignated derivative instruments, net	13	4	(13)	—	4
Net cash (used in) provided by investing activities	(304)	(493)	(286)	336	(747)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	80	98	141	—	319
— related parties	49	9	—	(58)	—
Principal payments
— third parties	(92)	(5)	—	—	(97)
— related parties	—	(26)	—	26	—
Short-term borrowings, net
— third parties	205	127	—	—	332
— related parties	(10)	286	(17)	(259)	—
Proceeds from issuance of intercompany equity	—	1	44	(45)	—
Dividends, noncontrolling interests and intercompany	—	(237)	(81)	316	(2)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	(9)	—	—	—	(9)
Debt issuance costs	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	215	253	87	(20)	535
Net (decrease) increase in cash and cash equivalents	(2)	(10)	3	—	(9)
Effect of exchange rate changes on cash	—	(9)	2	—	(7)
Cash and cash equivalents — beginning of period	$6	$215	$96	$—	$317
Cash and cash equivalents — end of period	$4	$196	$101	$—	$301

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(170)	$741	$200	$(215)	$556
INVESTING ACTIVITIES
Capital expenditures	6	(362)	(160)	—	(516)
Proceeds from sales of assets, net
— third parties	(1)	12	1	—	12
— related parties	—	4	—	—	4
Net proceeds from investment in and advances to affiliates	—	2	—	—	2
Proceeds from (outflow) related party loans receivable, net	326	10	13	(352)	(3)
Proceeds from settlement of other undesignated derivative instruments, net	3	38	18	—	59
Net cash provided by (used in) investing activities	334	(296)	(128)	(352)	(442)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	216	12	43	—	271
— related parties	—	348	—	(348)	—
Principal payments
— third parties	(16)	(6)	—	—	(22)
— related parties	—	(513)	—	513	—
Short-term borrowings, net
— third parties	—	1	1	—	2
— related parties	(13)	(174)	—	187	—
Dividends, noncontrolling interests and intercompany	—	(112)	(104)	215	(1)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	(344)	—	—	—	(344)
Debt issuance costs	(2)	—	—	—	(2)
Net cash (used in) provided by financing activities	(159)	(444)	(60)	567	(96)
Net increase in cash and cash equivalents	5	1	12	—	18
Effect of exchange rate changes on cash	—	(19)	7	—	(12)
Cash and cash equivalents — beginning of period	1	233	77	—	311
Cash and cash equivalents — end of period	$6	$215	$96	$—	$317

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2011
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(13)	$401	$67	$(1)	$454
INVESTING ACTIVITIES
Capital expenditures	(21)	(166)	(47)	—	(234)
Proceeds from the sale of assets
— third parties	—	19	2	—	21
— related parties	—	10	—	—	10
Net proceeds (outflow) from investment in and advances to affiliates	1,025	—	—	(1,025)	—
(Outflow) proceeds from related party loans receivable, net	(1,550)	20	3	1,526	(1)
(Outflow) proceeds from settlement of undesignated derivative instruments, net	(5)	79	17	—	91
Net cash (used in) provided by investing activities	(551)	(38)	(25)	501	(113)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	3,985	—	—	—	3,985
— related parties	—	1,681	—	(1,681)	—
Principal payments
— third parties	(1,530)	(859)	(100)	—	(2,489)
— related parties	—	—	—	—	—
Short-term borrowings, net
— third parties	—	(58)	2	—	(56)
— related parties	(19)	(134)	(2)	155	—
Return of capital	(1,700)	—	—	—	(1,700)
Dividends, noncontrolling interests and intercompany	—	(1,025)	(19)	1,026	(18)
Debt issuance costs	(193)	—	—	—	(193)
Net cash provided by (used in) financing activities	543	(395)	(119)	(500)	(471)
Net decrease in cash and cash equivalents	(21)	(32)	(77)	—	(130)
Effect of exchange rate changes on cash	—	(1)	5	—	4
Cash and cash equivalents — beginning of period	22	266	149	—	437
Cash and cash equivalents — end of period	$1	$233	$77	$—	$311

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The preceding information presents condensed consolidating statements of operations, balance sheets and statements of cash flows of the Parent, the Guarantors, and the Non-Guarantors. Certain prior period amounts have been revised to reflect the appropriate classification of certain subsidiaries and intercompany financing transactions between the Parent, Guarantors, and Non-Guarantors. We determined that these revisions were immaterial to our current and previously issued financial statements.  As a result, we have revised the previously issued consolidating financial statements included in this filing. These revisions had no impact on any consolidated total of the consolidating financial statements. The following chart presents the impact of these adjustments on the consolidating financial statements.

	Year ended March 31, 2012
	Parent		Guarantors		Non-Guarantors		Eliminations
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Balance Sheet
Total assets	4,704	4,706	6,770	7,279	1,333	1,332	(4,786)	(5,296)
Total liabilities	4,615	4,617	5,695	4,017	894	893	(3,306)	(1,629)
Temporary equity - intercompany	—	—	—	1,677	—	—	—	(1,677)

Statement of Operations
Income (loss) before income taxes	62	62	453	399	33	70	(419)	(402)
Net income (loss)	63	63	442	384	4	45	(419)	(402)

Statement of Cash Flows
Net cash provided by (used in) operating activities	198	(170)	620	741	130	200	(392)	(215)
Net cash used in (provided by) investing activities	(12)	334	(288)	(296)	(142)	(128)	—	(352)
Net cash (used in) provided by financing activities	(181)	(159)	(339)	(444)	32	(60)	392	567

	Year ended March 31, 2011
	Parent		Guarantors		Non-Guarantors		Eliminations
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Statement of Operations
Income (loss) before income taxes	126	126	251	361	155	160	(289)	(404)
Net income (loss)	116	116	210	316	123	132	(289)	(404)

Statement of Cash Flows
Net cash (used in) provided by operating activities	(520)	(13)	(626)	401	99	67	1,501	(1)
Net cash (used in) provided by investing activities	(26)	(551)	(54)	(38)	(33)	(25)	—	501
Net cash provided by (used in) financing activities	525	543	640	(395)	(135)	(119)	(1,501)	(500)

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
As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” Based on its assessment, management has concluded that, as of March 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Senior Secured Asset-Based Revolving Credit Facility
On May 13, 2013, we amended and extended our ABL Facility by entering into a $1.0 billion, five-year, Senior Secured Asset-Based Revolving Credit Facility (ABL Revolver). For additional information regarding the ABL Revolver, see Note 11 - Debt to our accompanying audited consolidated financial statements, which are incorporated by reference into this item.

Amendment of Long Term Incentive Plans

On May 13, 2013, our board of directors approved an amendment (Amendment) to the Novelis Inc. long-term incentive plans for fiscal years 2010 - 2013, fiscal years 2011- 2014, fiscal years 2012 - 2015 and fiscal years 2013 - 2016. For additional information regarding the Amendment, see Item 11 - Executive Compensation, Amendment of Long Term Incentive Plans, which is incorporated by reference into this item.

Fiscal Year 2014 Incentive Compensation Plans

On May 13, 2013, our board of directors approved our fiscal 2014 annual incentive plan (2014 AIP) and a long term incentive plan covering fiscal years 2014 through 2017 (2014 LTIP). For additional information regarding the 2014 AIP and the 2014 LTIP, see Item 11 - Executive Compensation, Fiscal Year 2014 Incentive Compensation Plans, which is incorporated by reference into this item.

Novelis Inc.

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

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	45	Chairman of the Board
Askaran Agarwala(B)	May 15, 2007	79	Director
D. Bhattacharya(A)(B)	May 15, 2007	64	Director and Vice Chairman of the Board
Clarence J. Chandran(A)(B)	January 6, 2005	64	Director
Donald A. Stewart(A)	May 15, 2007	66	Director

(A)	Member of our Audit Committee.

(B)	Member of our Compensation Committee.
Mr. Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of Hindalco Industries Limited which is an industry leader in aluminum and copper. He is also the Chairman of Aditya Birla Group’s leading blue-chip companies including Grasim, UltraTech Cement, Aditya Birla Nuvo and Idea Cellular; and globally, Novelis, Aditya Birla Chemicals (Thailand) Limited and Indo Phil Textile Mills Inc. Philippines. Mr. Birla also serves as director on the board of the Group’s international companies spanning Thailand, Indonesia, Philippines, Egypt, and Canada. Additionally, Mr. Birla serves on the board of the G.D. Birla Medical Research & Education Foundation, and is the Chancellor of the Birla Institute of Technology & Science, Pilani. He is a member of the London Business School’s Asia Pacific Advisory Board. He is a part time nonofficial director on Central Board of Reserve Bank of India. Mr. Birla’s past affiliations include service on the boards of Indian Aluminum Company Limited, Maruti Udyog Limited, Indo Gulf Fertilisers Limited and Tata Iron and Steel Co. Limited. Mr. Birla brings to the board significant global leadership experience acquired through his service as a director of numerous corporate, professional and regulatory entities in various regions of the world. Mr. Birla provides valuable insight into the business and political conditions in which we conduct our global operations.
Mr. Askaran Agarwala has served as a Director of Hindalco since July 2004. He was Chairman of the Business Review Council of the Aditya Birla Group from October 2003 to March 2010. From 1982 to October 2003, he was President of Hindalco. Mr. Agarwala serves on the Compensation Committee of the Novelis Board of Directors. Mr. Agarwala also serves as a director of several other companies including Udyog Services Ltd., Aditya Birla Chemicals (India) Limited formerly known as Bihar Caustic & Chemicals Ltd., Tanfac Industries Ltd., Birla Insurance Advisory Services Limited and Aditya Birla Health Services Limited. He is a Trustee of G.D. Birla Medical Research and Education Foundation, Vaibhav Medical and Education Foundation, Sarla Basant Birla Memorial Trust and Aditya Vikram Birla Memorial Trust. Mr. Agarwala has served as a director of Renusagar Engineering & Power Services Limited, Rosa Power Supply Company Ltd., Aditya Birla Science & Technology Company and Bina Power Supply Company Limited. Mr. Agarwala’s past and current service as a director of several companies and industry associations in the metals and manufacturing industries adds a valuable perspective to the board. Having served as president of our parent company, Hindalco Industries, Mr. Agarwala also brings a depth of understanding of our business and operations.
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

Clarence J. Chandran has been a director of the Company since 2005. Mr. Chandran serves on the Compensation and Audit Committees of the Novelis Board of Directors, and acts as the Chairman of the Compensation Committee. Mr. Chandran is Executive Chairman of 4Front Capital Partners Inc. and GreenEdge Capital Partners. Mr. Chandran serves as Venture Partner of The Walsingham Fund. He is a past director of Marport Deep Sea Technologies Inc. and is a past director of Alcan

Inc. and MDS Inc. He retired as Chief Operating Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a member of the Board of Visitors of the Pratt School of Engineering at Duke University. He has acquired years of significant experience through his leadership and management of companies with international business operations. Mr. Chandran brings to the board his deep knowledge in the areas of technology, sales and global operations.
Donald A. Stewart is the retired Chief Executive Officer and Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Stewart serves on the Audit Committee of the Novelis Board of Directors and serves as its Chairman. Mr. Stewart also serves as a director of Birla Sun Life Insurance Company Limited, Birla Sun Life Asset Management Company Limited, Sun Life Global Investments Inc., Sun Life Everbright Life Insurance Company Limited, Sun Life Assurance Company of Canada (UK) Limited, and SLFC Assurance (UK) Limited. He is the Chairman of the Canada-India Business Council and of the federal-provincial Nominating Committee for the Canada Pension Plan Investment Board. His past affiliations include service as a director of CI Financial Corp and Sun Life Financial Inc. Mr. Stewart brings extensive financial management and operating experience to the board.
Our Executive Officers
The following table sets forth information for persons serving as executive officers of our company as of April 30, 2013. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position
Philip Martens	53	President and Chief Executive Officer
Steven Fisher	42	Senior Vice President and Chief Financial Officer
Shashi Maudgal	59	Senior Vice President and President, Novelis Asia
Antonio Tadeu Coelho Nardocci	55	Senior Vice President and President, Novelis Europe
Marco Palmieri	56	Senior Vice President and President, Novelis South America
Thomas Walpole	58	Senior Vice President and President, Novelis North America
Jack Clark	53	Chief Technical Officer
Leslie Joyce	51	Senior Vice President and Chief People Officer
Nicholas Madden	56	Senior Vice President and Chief Procurement Officer
Erwin Mayr	43	Senior Vice President and Chief Strategy and Commercial Officer
Randal Miller	50	Vice President, Treasurer
Robert Nelson	55	Vice President, Controller and Chief Accounting Officer
Leslie J. Parrette, Jr.	51	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary
Karen Renner	51	Vice President and Chief Information Officer
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

Shashi Maudgal joined Novelis May 14, 2012, as Senior Vice President and President of Novelis Asia. Mr. Maudgal was previously Chief Marketing Officer for Hindalco Industries Limited, an Aditya Birla Group company, from February 2001 to May 2012. During his tenure at Hindalco, Mr. Maudgal built and led the company’s marketing department, led the European due diligence process during the Hindalco acquisition of Novelis in 2007, and served as a member of the executive leadership team in setting strategic direction. In addition, Mr. Maudgal is a member of the Aditya Birla Group’s Business Review Councils for Grasim Viscose Fiber and Ultratech’s Birla White Cement. Mr. Maudgal earned his Bachelor of Technology in Chemical Engineering from the Indian Institute of Technology, Delhi, and his M.B.A. in Marketing & Finance from the Institute of Management, Calcutta.
Antonio Tadeu Coelho Nardocci has served as our Senior Vice President and President, Novelis Europe since June 2009. He previously served as our Senior Vice President, Strategy, Innovation and Technology from August 2008 to June 2009, and as Senior Vice President and President of our South American operations from February 2005 to August 2008. Prior to our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, most recently serving as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci served as Chairman of the European Aluminum Association Board from January 2011 to December 2012.
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
Jack Clark has served as our Chief Technical Officer since April 2012. Mr. Clark joined Novelis in April 2010 to lead the global engineering group. In April 2011, he was appointed Vice President, Operational Excellence. Most recently, he has taken on the additional role of interim leader for the Global Manufacturing Services group. Mr. Clark has more than 30 years of industry experience, having begun his career with Alcoa as a mechanical engineer at Davenport Works in Iowa. He went on to roles of increasing responsibility with Alcoa in North America and Europe, culminating in his role as Vice President of Operations for Alcoa China Rolled Products. Mr. Clark graduated from Purdue University with a B.S. in Mechanical Engineering.
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
Nicholas Madden is our Senior Vice President and Chief Supply Chain Officer. Prior to this role, which he assumed in January 2012, Mr. Madden served as Vice President and Chief Procurement Officer from October 2006 until December 2011 and President of Novelis Europe’s Can, Litho and Recycling business unit beginning in October 2004. He was Vice President of Metal Management and Procurement for Rio Tinto Alcan's Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a B.Sc. (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.
Erwin Mayr has served as our Senior Vice President and Chief Strategy and Commercial Officer effective April 20, 2011, and previously served as our Senior Vice President and Chief Strategy Officer since October 2009. He previously held a number of leadership positions within our European operations, including Business Unit President, Advanced Rolled Products, from 2002 until 2009. Prior to joining our company in 2002, Dr. Mayr was an associate partner with the consulting firm Monitor Group. Dr. Mayr earned his Ph.D., Physics from Ulm University (Germany).

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

Item 11.  Executive Compensation

This section provides a discussion of the background and objectives of our compensation programs for senior management, as well as a discussion of all material elements of the compensation of each of the named executive officers for fiscal 2013 identified in the following table. The named executive officers are determined in accordance with SEC rules and include our principal executive officer, our principal financial officer, and the three other highest paid executive officers that were employed on March 31, 2013.

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

The Committee did not engage a third party compensation consultant to assist in developing our fiscal 2013 compensation program. However, management obtained information from Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our compensation programs generally, and management provided the Committee with the outcome of management's analysis. Management also routinely reviews compensation surveys published by other leading global human resources consulting firms. For benchmarking purposes, management focuses on the compensation programs of other companies in the manufacturing and materials sectors having revenues in excess of $4 billion. Peer group companies considered in management's compensation analysis included: ArcelorMittal SA, Saint-Gobain, BHP Billiton Limited, Dow Chemical, Bayer AG, Caterpillar, Alcoa, Altria Group, SABMiller PLC, Ingersoll- Rand PLC, PPG Industries, Norsk Hydro ASA, Air Products & Chemicals Inc., Ashland, Eastman Chemical, Kennametal, Noranda Aluminum Holding, Southern, Genuine Parts, First Data, Praxair, AGCO and Newell Rubbermaid.

Objectives and Design of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who will contribute to our long-term success and thereby build value for our shareholder. The program is organized around three fundamental principles:

◦
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

◦
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

◦
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

Key Elements of Our Compensation Program

Our compensation program consists of four key elements: base pay, short-term (annual) incentives, long-term incentives, and employee benefits. The Committee, at least annually, compares the competitiveness of these key elements to that of companies in our peer group and to publicly available market data. We strive to be at or near the 50th percentile among our peer group for total cash compensation and the 50th percentile for total direct compensation. In fiscal 2013, this review revealed that, in the aggregate, total cash compensation for our executive officers was at our target and total direct compensation opportunity for our executive officers was at or below our target.

Base Pay.  Based on market practices, the Committee believes it is appropriate that some portion of total direct compensation be provided in a form that is fixed. Base salary for our named executive officers is normally reviewed by the Committee in the first quarter of each fiscal year and any increases are usually effective on July 1. In setting base salary, the Committee is mindful of its overall goal for allocation of total compensation to base pay and considers the median base salary for comparable positions at companies in our peer group.

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

Our Committee and board, after input from management, approved our fiscal 2013 annual incentive plan (AIP) on May 22, 2012. The performance benchmarks for the year were tied to three key components: (1) normalized operating earnings before interest, taxes, depreciation and amortization (EBITDA) performance; (2) operating free cash flow performance; and (3) individual performance in recognition of each individual’s unique job responsibilities and objectives. See the footnotes to the AIP table below for additional discussion of each component.

In contrast to the 2013 AIP, the 2012 AIP included a fourth performance benchmark tied to the satisfaction of certain targeted environmental, health and safety (EHS) objectives. Our Committee decided to eliminate the EHS component under the 2013 AIP because it determined that there are more direct and meaningful ways to promote and maintain the health and safety of our workforce.

No 2013 AIP bonus will be paid with respect to any of the three incentive components unless overall normalized EBITDA for fiscal 2013 is at least 80% of target. If the 80% minimum overall normalized EBITDA threshold is achieved, the actual payout under each of the three incentive components will range from 50% of target (threshold) to 175% of target (maximum) depending upon the actual results attributable to each such component.

The table below shows the 2013 AIP target and actual performance for each goal and the amount earned based on actual performance.

Name	Target Bonus as Percentage of Salary	Performance Objective	Performance Weighting	Bonus Payable at Target Performance (A) $	Bonus Payable Based on Actual Performance (A) $	Actual Bonus as a Percentage of Target Bonus
Philip Martens	120%	EBITDA (B) Cash Flow (C) Individual	50% 30% 20% 100%	570,000 342,000 228,000 1,140,000	0 0 0 0	0% 0% 0% 0%
Steven Fisher	75%	EBITDA (B) Cash Flow (C) Individual	50% 30% 20% 100%	193,125 115,875 77,250 386,250	0 0 0 0	0% 0% 0% 0%
Tadeu Nardocci	65%	EBITDA (B) Cash Flow (C) Individual	50% 30% 20% 100%	177,700 106,620 71,080 355,400	0 0 0 0	0% 0% 0% 0%
Thomas Walpole	65%	EBITDA (B) Cash Flow (C) Individual	50% 30% 20% 100%	138,125 82,875 55,250 276,250	0 0 0 0	0% 0% 0% 0%
Erwin Mayr	50%	EBITDA (B) Cash Flow (C) Individual	50% 30% 20% 100%	131,233 78,740 52,493 262,466	0 0 0 0	0% 0% 0% 0%

(A)
All amounts earned in currencies other than U.S. dollars are reflected in this table and in the entire Compensation Discussion and Analysis in U.S. Dollars as adjusted by the average of all month-end exchange rates for the period April 1, 2012 – March 31, 2013.

(B)
"EBITDA" refers to our normalized operating EBITDA and is calculated by removing the following three items from operating EBITDA (or Segment Income as reported in our external US GAAP financial statements): the impact from timing differences in the pass-through of metal price changes to our customers, net of realized derivative instruments; the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized derivative instruments; and the impact from purchase accounting amortizations, primarily related to the asset basis step-up and contracts which were adjusted to fair value on the date Novelis was acquired by Hindalco.

(C)
"Cash Flow" refers to our operating free cash flow and is defined as (1) operating EBITDA (2) minus capital expenditures (3) plus (minus) net cash inflows (outflows) for working capital and other assets/liabilities. For the Company-wide metric, we also include net cash inflows (outflows) for (4) interest, (5) taxes, (6) dividends, (7) corporate expenses, (8) restructuring charges and (9) proceeds from asset sales.

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

On May 22, 2012, the Committee authorized the long term incentive plan covering fiscal years 2013 through 2016 ("2013 LTIP"). The 2013 LTIP is substantially identical to the 2011 and 2012 LTIP. Under the 2013 LTIP, 80% of a participant's total long term incentive opportunity consists of performance-based Hindalco stock appreciation rights ("SARs") and the remaining 20% consists of Hindalco restricted stock units ("RSUs"). See Grants of Plan-Based Awards in Fiscal 2013 below for additional information.

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

The performance criterion for vesting is based on the actual overall Novelis normalized operating EBITDA, as adjusted (adjusted EBITDA) compared to the normalized operating EBITDA established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target adjusted EBITDA, at which point 75% of the SARs for that period would vest, with an equal pro rata amount of SARs vesting through 100% achievement of the target.

The RSUs under the 2013 LTIP vest in full, three years from the grant date, and are not subject to performance criteria. Payout on the RSUs is limited to three times the grant price.

Employee Benefits. Our named executive officers are eligible to participate in our broad-based retirement, health and welfare, and other employee benefit plans on the same basis as other employees. In addition to these broad-based plans, our U.S. and Swiss based executives may be eligible for certain non-qualified retirement plan benefits, which are designed to provide the executives with retirement benefits which they are restricted from receiving under the broad-based retirement plans due to certain restrictions. Our named executive officers are also eligible for certain perquisites consistent with market practice. We do not view our executive perquisites as a significant element of our comprehensive compensation structure. See the All Other Compensation column and related footnotes under the Summary Compensation Table below for details.

Employment-Related Agreements

Employment Agreements. Each of our named executive officers was subject to an employment agreement during fiscal 2013. The terms of each such agreement generally provides for a minimum base salary, short and long term incentive opportunity and benefits and perquisites customarily provided to our executives. Certain of our named executives are also eligible for an expatriate premium and certain other related payments. See Summary Compensation Table below for details.

Change in Control Agreements. Each of our named executive officers was party to a Change in Control Agreement during fiscal 2013, which provides that the executive will be entitled to certain payments and benefits if the executive's employment is terminated by the Company without cause, or by the executive for good reason, within 24 months following a change in control of the Company. The change in control severance payment is equal to 2.0 times (or 1.5 times in the case of Mr. Mayr) the sum of the executive's annual base salary plus target short-term incentive for the year and is payable in a lump sum. The executive may also receive (i) a special one-time payment to assist with post-employment medical coverage; (ii) continuation of coverage under the Company's group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans. If the payment to Mr. Martens would cause him to be subject to an excise tax under Section 4999 of the U.S. Internal Revenue Code, then he would also be entitled to receive a tax gross-up payment. See Potential Payments Upon Termination or Change in Control below for details.

Severance Compensation Agreements. Each named executive officer (other than Mr. Martens) is a party to a Severance Agreement, which provides that the executive will be entitled to certain payments and benefits if his employment is terminated by the Company without cause. The severance provisions applicable to Mr. Martens are set forth in his employment agreement. The severance payment is equal to 1.5 times the executive's annual base salary (or, in the case of Mr. Mayr, 1.0 times annual base salary, and in the case of Mr. Martens, 2.0 times the sum of annual base salary plus target short-term incentive for the year) in effect at termination and is payable in a lump sum. The executive may also receive (i) a special one-time payment to assist with post-employment medical coverage; (ii) continuation of coverage under the Company's group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans. Each agreement also contains a non-competition and non-solicitation provision which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 18 months (or 24 months in the case of Mr. Martens) following termination. See Potential Payments Upon Termination or Change in Control below for details.

Retention Agreements. On July 1, 2009, we entered into individual retention agreements with our named executive officers employed at that time. The agreements provided for cash payments to the named executive officers on July 1, 2010, July, 1 2011 and July 1, 2012, unless the named executive officer voluntarily terminated employment or was terminated by the Company for cause prior to those dates. The final cash amounts paid under the retention agreements were as follows:

	July 1, 2012 ($)
Steven Fisher	75,000
Tadeu Nardocci	62,859	(A)
Thomas Walpole	47,500
Erwin Mayr	78,004	(A)

(A) These amounts represent CHF 59,028 for Mr. Nardocci and CHF 73,250 for Mr. Mayr, converted to USD.

The retention agreements also provided for the grant of phantom restricted shares, with one share equal to the value of one Hindalco share. The phantom restricted shares vested on July 1, 2012, and were settled in cash as follows:

	Phantom Restricted Shares (#)	July 1, 2012 ($)
Steven Fisher	103,667	223,916
Tadeu Nardocci	88,704	193,565	(A)
Thomas Walpole	65,656	141,814
Erwin Mayr	92,500	201,849	(A)

(A) These amounts represent CHF 181,769 for Mr. Nardocci and CHF 189,547 for Mr. Mayr, converted to USD.

On July 1, 2012, Mssrs. Fisher, Nardocci, Walpole and Mayr were each awarded a number of stock appreciation rights (“SARs”) equal to the number of phantom restricted shares which vested on that same date. The phantom restricted shares were paid in cash in accordance with the preceding table. The SARs were fully vested on the date of grant and expire July 2, 2013. See Grants of Plan-Based Awards in Fiscal 2013 and Outstanding Equity Awards as of March 31, 2013 below for additional information regarding this one-time grant.

Compensation Risk Assessment

In fiscal 2013, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. The Committee also reviewed the Company’s compensation programs for certain design features which have been identified by experts as having the potential to encourage excessive risk-taking, including: (i) too much focus on equity; (ii) compensation mix overly weighted toward annual incentives; (iii) uncapped payouts; (iv) unreasonable goals or thresholds; or (v) steep payout cliffs at certain performance levels that may encourage short-term decisions to meet payout thresholds. Based on its review, the Committee determined that, for all employees, the Company’s compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2013.

The foregoing report is provided by the following directors, who constitute the Committee:

Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal 2013 and the two prior fiscal years, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value ($)		All Other Compensation ($)		Total ($)

Philip Martens, President and Chief Executive Officer	2013	940,050	—	800,000	(A)	3,200,000	(B)	—	(C)	—		229,981	(D)	5,170,031
	2012	887,650	—	760,000		3,040,000		964,667		—		153,682		5,805,999
	2011	755,000	—	500,000		2,000,000		1,365,723		—		128,802		4,749,525

Steven Fisher, Senior Vice President and Chief Financial Officer	2013	511,250	—	170,000	(A)	680,000	(B)	—	(C)	—		423,032	(D)	1,784,282
	2012	492,000	—	150,000		600,000		323,700		—		170,079		1,735,779
	2011	463,500	—	115,500		462,000		491,561		—		160,555		1,693,116

Tadeu Nardocci, Senior Vice President and President of Novelis Europe	2013	546,771	—	123,600	(A)	494,400	(B)	—	(C)	—		1,195,375	(D)	2,360,146
	2012	475,856	—	120,000		480,000		275,183		—		1,151,337		2,502,376
	2011	417,558	—	115,500		462,000		376,520		—		1,064,622		2,436,200

Thomas Walpole, Senior Vice President and President of Novelis North America	2013	437,500	—	123,600	(A)	494,400	(B)	—	(C)	512,045	(E)	365,343	(D)	1,932,888
	2012	343,775	—	70,000		280,000		172,209		770,930		784,807		2,421,721
	2011	315,075	—	70,000		280,000		259,515		405,423		684,573		2,014,586

Erwin Mayr, Senior Vice President and Chief Strategy and Commercial Officer	2013	529,751	—	72,100	(A)	288,400	(B)	—	(C)	18,475	(F)	1,308,703	(D)	2,217,429
	2012	534,026	—	70,000		280,000		232,176		19,691		1,130,430		2,266,323
	2011	468,602	—	60,000		240,000		329,745		46,836		737,805		1,882,988

(A) This amount reflects the grant date fair value of the RSUs granted under the 2013 LTIP.
(B) This amount reflects the grant date fair value of the SARs granted under the 2013 LTIP and, for Mssrs. Fisher, Nardocci, Walpole and Mayr, the one-time grant of SARs on July 1, 2012 relating to the settlement of the executive’s individual retention agreement. Fair value is calculated using the Black-Scholes value on the date of grant $1.02 per SAR.

(C) This amount reflects the cash award earned under the 2013 AIP.
(D) The amounts shown in the All Other Compensation Column reflect the values from the table below.
(E)    U.S. based executives hired before January 1, 2005 participate in the Novelis Pension Plan and the Novelis Supplemental Executive Retirement Plan (Novelis SERP). The Novelis Pension Plan is a defined benefit pension plan based on the participant’s final earning (up to the IRS limit) and service up to 35 years. The Novelis SERP has the same formula as the Novelis Pension Plan, but only covers earnings in excess of the IRS compensation limit. Mr. Walpole is a participant in both the Novelis Pension Plan and the Novelis SERP. The amount shown in the Summary Compensation Table represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under these plans during fiscal year 2012. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the year ended March 31, 2013.

(F)    Since our spin-off from Alcan in 2005 until December 31, 2011, we continued to participate in Alcan’s two pension plans in Switzerland: (1) Pensionskasse Alcan Schweiz (defined benefit plan) and (2) Erganzungskasse Alcan Schweiz (supplemental defined contribution plan). Effective January 1, 2012, Novelis adopted a new defined contribution plan (Novelis Pensionskasse) and a supplemental plan (Novelis Zusatzskasse). The amount shown in the Summary Compensation Table above represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under the defined benefit plan during fiscal year 2012. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements for the year ended March 31, 2013. Company contributions to the Novelis defined contribution plan and the supplemental plan in fiscal year 2013 are shown in the table below.

Name	Company Contribution to Defined Contribution Plans ($)		Group Life Insurance ($) (B)	Retention Payments ($)		Relocation and Housing Related Payments ($)		Other Perquisites and Personal Benefits ($)		Total ($)
Philip Martens	170,063	(A)	7,910	—		—		52,008	(C)	229,981
Steven Fisher	75,407	(A)	2,701	298,916	(D)	—		46,008	(E)	423,032
Tadeu Nardocci	98,585	(F)	1,665	256,424	(G)	793,178	(H)	45,523	(I)	1,195,375
Thomas Walpole	7,313	(A)	5,382	189,314	(J)	115,826	(K)	47,508	(L)	365,343
Erwin Mayr	80,200	(M)	1,851	279,853	(N)	803,789	(O)	143,011	(P)	1,308,704

(A)
All U.S. based executives are eligible to participate in our qualified and non-qualified savings plans.  We contribute 4.5% of pay to our qualified plan (up to the IRS compensation limit; $255,000 for calendar year 2013) for participants who contribute 6% of pay or more to the plan.  U.S. based executives hired on or after January 1, 2005 are also eligible to share in our discretionary and matching contributions under the qualified plan (5% and 4.5% of pay, respectively, up to the IRS compensation limit). Our unfunded, non-qualified savings plan provides the same level of company credits as the qualified plan, but only on compensation in excess of the IRS compensation limit. See the “Non-Qualified Deferred Compensation” table below for more information.

(B)
Executives are entitled to participate in life insurance benefits on the same basis as other employees. Our named executive officers are entitled to additional company-paid life insurance of 1.5 times salary.

(C)	This amount includes an executive flex allowance of $25,004 and a car allowance of $27,004.
(D)	This amount represents the final cash payment and Phantom Hindalco restricted shares under the July 1, 2009 retention arrangement.
(E)	This amount includes executive flex allowance of $22,004 and car allowance of$24,004.
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

(G)
This amount represents the final cash payment and Phantom Hindalco restricted shares under the July 1, 2009 retention arrangement (CHF 240,796 paid on Swiss payroll including a Brazilian tax reduction).

(H)
This amount includes $99,036 housing allowance, $703 Housing Liability Insurance, $183,201 goods and services adjustment, $15,347 vacation premium, $55,248 expatriate premium and $439,643 relating to estimated tax gross up payments. The tax gross up payments include personal income tax and are not final. The final actual balance of the tax gross up amount, adjusted against his tax at source, will be equalized by the Swiss tax authorities at a later time. The amount of Mr. Nardocci’s tax obligation is currently under consideration before the Swiss tax authorities.

(I)	This amount includes car allowance $14,589, health care expenses $4,600, lunch premium $2,556, accident insurance $286, global assignment services $2,720 and assignment home leave $20,772.
(J)	This amount represents the final cash payment and Phantom Hindalco restricted shares under the July 1, 2009 retention arrangement.
(K)	This amount represents $43,209 of tax equalization, $727 of relocation expenses and $71,890 of Korean tax liability (paid on behalf of the employee).
(L)	This amount represents executive flex allowance of $22,004, car allowance of $25,504 and a $43,209 tax equalization
(M)
This amount represents the company's contribution to our Swiss defined contribution plan (Novelis Pensionskasse) and our Swiss supplemental defined contribution plan (Novelis Zusatzkasse) for 12 months.

(N)	This amount represents the final cash payment and Phantom Hindalco restricted shares under the July 1, 2009 retention arrangement (CHF 273,047 paid on Swiss payroll).
(O)	This amount includes $96,000 housing allowance, -$44,948 tax equalization payment, $724,003 tax gross up payment and $28,734 expatriate premium
(P)
This amount includes $115,251 of Assignment Home Leave, $8,945 Swiss family allowance and a $1,065 seniority award. Also included in this amount is flex and auto allowance of $15,750, accident insurance of $120, global assignment services of $285 and long term sickness expenses of $1,594.

Grants of Plan-Based Awards in Fiscal 2013

The table below sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended March 31, 2013.

		Estimated Future Payout Under Non-Equity Incentive Plan Awards (A)			Estimated Future Payout Under Equity Incentive Plan Awards (B)			All Other Stock Awards: Number of Shares of Stock or Units (#) (C)	All Other Option Awards: Number of Securities Underlying Options (#) (D)	Exercise or Base Price of Option Awards ($/Sh) (D)	Grant Date Fair Value of Stock and Option Awards (E)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($) (80%)	Target ($)	Maximum ($) (3x cap)
Martens	5/22/2012	570,000	1,140,000	1,995,000	-	-	-	-			-
	5/22/2012	-	-	-	2,560,000	3,200,000	7,885,826	-		1.98	0.94
	5/22/2012	-	-	-	-	-	-	800,000		1.98	0.94
Fisher	5/22/2012	193,125	386,250	675,938	-	-	-	-			-
	5/22/2012	-	-	-	544,000	680,000	1,675,739	-		1.98	0.94
	5/22/2012	-	-	-	-	-	-	170,000		1.98	0.94
	7/1/2012	-	-	-	-	-	-	-	103,667	2.16	1.02
Nardocci	5/22/2012	177,700	355,400	621,950	-	-	-	-			-
	5/22/2012	-	-	-	395,520	494,400	1,218,361	-		1.98	0.94
	5/22/2012	-	-	-	-	-	-	123,600		1.98	0.94
	7/1/2012	-	-	-	-	-	-	-	88,704	2.16	1.02
Walpole	5/22/2012	138,125	276,250	483,438	-	-	-	-			-
	5/22/2012	-	-	-	395,520	494,400	1,218,361	-		1.98	0.94
	5/22/2012	-	-	-	-	-	-	123,600		1.98	0.94
	7/1/2012	-	-	-	-	-	-	-	65,656	2.16	1.02
Mayr	5/22/2012	130,442	260,885	456,550	-	-	-	-			-
	5/22/2012	-	-	-	230,720	288,400	710,711	-		1.98	0.94
	5/22/2012	-	-	-	-	-	-	72,100		1.98	0.94
	7/1/2012	-	-	-	-	-	-	-	92,500	2.16	1.02

(A)	These amounts reflect cash awards under our 2013 AIP. See the Summary Compensation Table for actual results.
(B)
These amounts represent the number of SARs granted under the 2013 LTIP. SARs vest 25% per year over four years, subject to satisfaction of performance hurdles. The amount in the grant date fair value column represents the probable outcome of the performance hurdles being achieved. See discussion of 2013 LTIP above.

(C)
These amounts represent the number of RSUs granted under the 2013 LTIP. These RSUs will vest, in full, three years following the date of the grant if the executive remains employed through the vesting date (subject to certain exceptions). See discussion of 2013 LTIP above.

(D)	These amounts reflect the one-time grant of SARs on July 1, 2012 relating to the settlement of the executive’s individual retention agreement. These SARs expire July 2, 2013.
(E)	These amounts are reflected in the Summary Compensation Table.

Outstanding Equity Awards as of March 31, 2013

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (A)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Philip Martens	—	3,419,047	1.98	May 22, 2019	(B)	403,960	(H)	681,633
	301,717	1,014,744	4.28	May 20, 2018	(C)	177,749	(I)	299,930
	—	626,541	3.13	May 25, 2017	(D)	159,517	(J)	269,165
		585,002	1.79	June 25, 2016	(E)	-		-
Steven Fisher	—	726,548	1.98	May 22, 2019	(B)	85,842	(H)	144,848
	29,550	200,279	4.28	May 20, 2018	(C)	35,082	(I)	59,197
	136,916	144,731	3.13	May 25, 2017	(D)	36,849	(K)	62,178
	290,542	153,562	1.79	June 25, 2016	(E)	-		105,822
	—	—	1.24	June 19, 2015	(F)	-		-
	103,667	—	2.16	July 1, 2012	(G)
Tadeu Nardocci	—	528,243	1.98	May 22, 2019	(B)	62,412	(H)	105,313
	47,369	160,223	4.28	May 20, 2018	(C)	28,065	(I)	47,356
	136,916	144,731	3.13	May 25, 2017	(D)	36,849	(L)	62,178
	136,978	153,562	1.79	June 25, 2016	(E)	-		-
	—	—	1.24	June 19, 2015	(F)	-		-
	88,704	—	2.16	July 1, 2012	(G)			90,548
Thomas Walpole	—	528,243	1.98	May 22, 2019	(B)	62,412	(H)	105,313
	27,789	93,463	4.28	May 20, 2018	(C)	16,371	(I)	27,624
	87,716	82,979	3.13	May 25, 2017	(D)	22,332	(M)	37,683
	296,069	102,376	1.79	June 25, 2016	(E)	-		-
	290,877	—	1.24	June 19, 2015	(F)	-		-
	65,656	—	2.16	July 1, 2012	(G)			67,021
Erwin Mayr	—	308,142	1.98	May 22, 2019	(B)	36,407	(H)	61,432
	27,789	93,463	4.28	May 20, 2018	(C)	16,371	(I)	27,624
	71,125	75,185	3.13	May 25, 2017	(D)	19,142	(N)	32,300
	152,264	52,650	1.79	June 25, 2016	(E)	-		-
	241,363	—	1.24	June 19, 2015	(F)	-		-
	92,500	—	2.16	July 1, 2012	(G)			94,423

(A)	The exercise price is based on the market value of one Hindalco share on the date of grant, converted to US$.
(B)	SARs granted under the 2013 LTIP.
(C)	SARs granted under the 2012 LTIP.
(D)	SARs granted under the 2011 LTIP.
(E)	SARs granted under the 2010 LTIP.
(F)	SARs granted under the 2009 LTIP.
(G)	Retention Award Phantom Option Grant on July 1, 2102.
(H)	RSUs granted under the 2013 LTIP.
(I)	RSUs granted under the 2012 LTIP.
(J)	Consists of 159,517 RSUs granted under the 2011 LTIP.
(K)	Consists of 36,849 RSUs granted under the 2011 LTIP.
(L)	Consists of 36,849 RSUs granted under the 2011 LTIP.
(M)	Consists of 22,332 RSUs granted under the 2011 LTIP.
(N)	Consists of 19,142 RSUs granted under the 2011 LTIP.

Option Exercises and Stock Vested in Fiscal Year 2013

The table below sets forth the information regarding stock options that were exercised or were cancelled and paid out during fiscal 2013 and stock awards that vested and were paid out during fiscal 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise or Cancellation	Value Realized on Exercise or Cancellation ($)	Number of Shares Acquired on Vesting or Cancellation	Value Realized on Vesting or Cancellation ($)
Philip Martens	—	—	—	—
Steven Fisher	195,910	214,825	—	—
Tadeu Nardocci	137,137	152,510	—	—
Thomas Walpole	—	—	—	—
Erwin Mayr	—	—	—	—

Pension Benefits in Fiscal 2013

The table below sets forth information regarding the present value as of March 31, 2013 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified). U.S. executives who were hired on or after January 1, 2005 are not eligible to participate in our defined benefit pension plans.

Name	Plan Name (A)	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)(B)	Payments During Last Fiscal Year
Thomas Walpole	Novelis Pension Plan	33.833	1,739,630	—
	Novelis SERP	33.833	1,677,846	—

The following table shows estimated retirement benefits, expressed as a percentage of eligible earnings, payable upon normal retirement at age 65:

	Years of Service
	10	15	20	25	30	35
U.S. Pension Plan	17%	25%	34%	42%	51%	59%

Non-Qualified Deferred Compensation

This table summarizes contributions and earnings under our Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2013.  The plan is an unfunded, non-qualified defined contribution plan for U.S. based executives.  The plan provides eligible executives with the opportunity to voluntarily defer, on a pre-tax basis, a portion of their base salary and annual incentive pay that otherwise may not be deferred under the Company’s tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible executives with Company discretionary and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations.

Name	Elective Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (A)	Aggregate Earnings in Last Fiscal Year ($) (A)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) (B)
Philip Martens	482,333	156,253	12,391	—	799,602
Steven Fisher	161,850	55,214	6,776	—	367,268
Tom Walpole	86,104	—	1,465	—	87,569

(A)	Registrant contributions, but not Earnings are included in the Summary Compensation Table above.
(B)	Of the balance at the end of the fiscal year, $233,383 for Mr. Martens and $84,714 for Mr. Fisher represents cumulative Company contributions.

Potential Payments Upon Termination or Change in Control

This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, on March 31, 2013, upon voluntary termination or involuntary termination of employment without cause. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular pension benefits under our qualified and non-qualified defined benefit plans; normal distribution of account balances under our qualified and non-qualified defined contribution plans; or normal retirement, death or disability benefits. See Employment-Related Agreements above for a discussion of the employment, change in control, severance compensation and retention agreements for our named executive officers.

Name	Type of Payment	Voluntary Termination by Executive ($)	Termination by Us without Cause ($) (C) (D) (J)	Termination by Us without Cause or by Executive for Good Reason in Connection with Change in Control ($) (E) (F)		Death or Disability($)
Philip Martens	Short-Term Incentive Pay (A)	1,140,000	1,140,000	1,140,000		1,140,000
	Long-Term Incentive Plan (B)	55,849	441,528	1,369,187		491,095
	Severance	—	4,180,000	4,180,000		—
	Retirement plans	—	198,550	198,550		—
	Lump sum cash payment for continuation of health coverage (G)	—	28,543	28,543		—
	Continued group life insurance coverage (H)	—	7,910	7,910		—
	Tax Gross Up	—	—	—	(I)	—
	Total	1,195,849	5,996,531	6,924,190		1,631,095
Steven Fisher	Short-Term Incentive Pay (A)	386,250	386,250	386,250		386,250
	Long-Term Incentive Plan (B)	31,096	110,931	313,754		123,942
	Severance	—	772,500	1,802,500		—
	Retirement plans	—	85,619	85,619		—
	Lump sum cash payment for continuation of health coverage (G)	—	28,543	28,543		—
	Continued group life insurance coverage (H)	—	2,701	2,701		—
	Total	417,346	1,386,544	2,619,367		510,192
Tadeu Nardocci	Short-Term Incentive Pay (A)	355,400	355,400	355,400		355,400
	Long-Term Incentive Plan (B)	14,660	76,279	245,942		89,290
	Severance	—	820,453	1,804,638		—
	Retirement plans	—	98,585	98,585		—
	Lump sum cash payment for continuation of health coverage (G)	—	15,900	15,900		—
	Continued group life insurance coverage (H)	—	1,665	1,665		—
	Total	370,060	1,368,282	2,522,130		444,690
Thomas Walpole	Short-Term Incentive Pay (A)	276,250	276,250	276,250		276,250
	Long-Term Incentive Plan (B)	198,330	246,749	379,906		255,423
	Severance	—	637,500	1,402,500		—
	Retirement plans	—	380,854	380,854		—
	Lump sum cash payment for continuation of health coverage (G)	—	28,543	28,543		—
	Continued group life insurance coverage (H)	—	5,382	5,382		—
	Total	474,580	1,575,278	2,473,435		531,673
Erwin Mayr	Short-Term Incentive Pay (A)	262,466	262,466	262,466		262,466
	Long-Term Incentive Plan (B)	154,573	189,695	281,564		194,156
	Severance	—	524,932	1,181,097		—
	Retirement plans	—	86,259	86,259		—
	Lump sum cash payment for continuation of health coverage (G)	—	15,900	15,900		—
	Continued group life insurance coverage (H)	—	1,851	1,851		—
	Total	417,039	1,081,103	1,829,137		456,622

(A)	These amounts represent 100% of the executive's AIP opportunity for the fiscal year.
(B)
These amounts reflect the estimated value of the SARs and RSUs granted pursuant to our long term incentive plans.  In the case of a change in control of the Company any outstanding unvested SARs and RSUs would be fully vested. Full vesting would also occur in the event of death or disability for SARs. Partial prorated vesting would apply in the case of death or disability for the 2013 LTIP RSUs, or involuntary termination without cause for SARs and RSUs. A portion of the SARs may be cancelled in exchange for a cash payment at the executive’s election as described below in “Amendment of Long Term Incentive Plans.”

(C)
These amounts would be paid pursuant to the executive's severance compensation agreement (or employment agreement in the case of Mr. Martens). Except for the retirement and life insurance benefits, these amounts would be paid in a single lump sum following termination of employment. The retirement benefit represents one additional year of benefit accrual or contribution credit, as applicable. The life insurance benefit represents the estimate value of coverage for one additional year.

(D)
Termination for "cause" means (i) the executive’s conviction of any crime (whether or not involving the Company) constituting a felony in the applicable jurisdiction; (ii) willful and material violation of the Company’s policies, including, but not limited to, those relating to sexual harassment and confidential information; (iii) willful misconduct in the performance of the executive’s duties for the Company; or (iv) willful failure or refusal to perform the executive’s material duties and responsibilities which is not remedied within ten days after written demand from the board of directors to remedy such failure or refusal.

(E)
Under the executive's change in control agreement, these amounts would be paid to the executive if his employment is terminated without cause, or he resigns for good reason, within 24 months of a change of control. Except for the retirement and life insurance benefits, these amounts would be paid in a single lump sum following termination of employment. The retirement benefit represents one additional year of benefit accrual or contribution credit, as applicable. The life insurance benefit represents the estimate value of coverage for one additional year.

(F)
See footnote (D) above for definition of "cause." Termination for "good reason" means (i) a material reduction in the executive’s position, duties, reporting relationships, responsibilities, authority, or status with the Company; (ii) a reduction in the executive’s base salary and target short term and long term incentive opportunities in effect on the date hereof or as the same may be increased from time to time; or (iii) a failure of the Company to comply with its obligations under the change in control agreement. A "change in control" means the first to occur of any of the following events: (i) any person or entity (excluding any person or entity affiliated with the Aditya Birla Group) is or becomes the beneficial owner, directly or indirectly through any parent entity of the Company or otherwise, of securities of the Company (not including in the securities beneficially owned by such person or entity any securities acquired directly from the Company or its affiliates, other than in connection with the acquisition by the Company or its affiliates of a business) representing 35% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding securities; or (ii) the majority of the members of the Board of Directors of the Company is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election; or (iii) the consummation of a merger or consolidation of the Company with any other entity not affiliated with the Aditya Birla Group, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, 50% or more of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person or entity is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person or entity any securities acquired directly from the Company or its affiliates, other than in connection with the acquisition by the Company or its affiliates of a business) representing 50% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation or dissolution; or (v) the sale or disposition of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of its assets to a member of the Aditya Birla Group.

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
(I)
Under Mr. Marten's change in control agreement, the Company is required to reimburse him for any excise tax liability under Section 4999 of the U.S. Internal Revenue Code. We do not believe any such excise tax liability would have been imposed under Section 4999 had a change in control occurred on March 31, 2013.

(J)	In the event of a Termination for Cause, unvested SARs will lapse and employee will forfeit any vested SARs. All RSUs and Short Term Incentive awards will be forfeited.

Director Compensation for Fiscal 2013

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

Since July 2008, our Chairman, Mr. Birla has declined to receive the director compensation to which he is entitled. All directors continue to receive reimbursement for out-of-pocket expenses associated with attending board and Committee meetings. The table below sets forth the total compensation received by our non-employee directors for fiscal 2013.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
D. Bhattacharya	155,000
Askaran K. Agarwala	150,000
Clarence J. Chandran	155,000
Donald A. Stewart	175,000

Compensation Committee Interlocks and Insider Participation

In fiscal 2013, only Independent Directors served on the Committee. Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya and Mr. Askaran Agarwala. During fiscal 2013, none of our executive officers served as:

◦
a member of the Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Committee;

◦	a director of another entity, one of whose executive officers served on our Committee; or

◦
a member of the Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors.

Amendment of Long Term Incentive Plans

On May 13, 2013, our board of directors approved an amendment (Amendment) to the Novelis Inc. long-term incentive plans for fiscal years 2010 - 2013 (FY 2010 Plan), fiscal years 2011- 2014 (FY 2011 Plan), fiscal years 2012 - 2015 (FY 2012 Plan) and fiscal years 2013 - 2016 (FY 2013 Plan).

The board recognized that the long term incentives available to our executives under these plans did not adequately reflect actual Company performance and determined, as a discretionary consideration with retrospective effect, that the plans should be amended to include awards that are more closely tied to the performance of both Novelis and Hindalco. Under the terms of the Amendment, each current Novelis employee holding Hindalco SARs may elect to cancel a portion of the employee's outstanding Hindalco SARs in exchange for a lump-sum cash payment and/or new Novelis stock appreciation rights (“Novelis SARs”) as described below. The value of Novelis SARs will be calculated from time to time based upon the imputed growth rate of Novelis measured from the original date of grant of the Hindalco SARs which were cancelled in exchange for Novelis SARs. Any employee who does not elect to participate in the plan prescribed in the Amendment would retain his or her outstanding Hindalco SARs in accordance with the terms and conditions of the respective long term incentive plan under which such Hindalco SARs were awarded.

If a participating employee accepts the terms of the Amendment, then (i) 50% of the employee's outstanding SARs under the FY 2010 Plan will be canceled in exchange for a cash payment to be calculated in accordance with the terms of the Amendment, and the balance of the employee's SARs will remain outstanding and continue to be governed by the terms of the FY 2010 Plan; (ii) 62.50% of the employee's outstanding SARs under the FY 2011 Plan and FY 2012 Plan will be canceled and exchanged for a combination of cash and an identical number of new Novelis SARs, and the balance of the employee's SARS will remain outstanding and continue to be governed by the terms of the FY 2011 Plan and FY 2012 Plan, respectively; and (iii) 62.5% of the employee's outstanding SARs under the FY 2013 Plan will be canceled and exchanged for new Novelis SARs.

Fiscal Year 2014 Incentive Compensation Plans

On May 13, 2013, our board of directors approved our fiscal 2014 annual incentive plan (2014 AIP) and a long term incentive plan covering fiscal years 2014 through 2017 (2014 LTIP).

2014 AIP

The purpose of the 2014 AIP is to provide short-term incentives for the period from April 1, 2013 to March 31, 2014. The performance benchmarks for the year are tied to three key components: (1) free cash flow performance, (2) adjusted EBITDA performance, and (3) individual performance. The specific weightings among these components are 40% for free cash flow performance, 50% for adjusted EBITDA performance, and 10% for individual performance. The incentive benchmarks for each of our named executive officers are tied to company-wide performance. No 2014 AIP bonuses will be paid with respect to any of the three performance objectives unless overall normalized EBITDA for fiscal 2014 equals at least 80% of target. If the 80% minimum overall Novelis adjusted EBITDA threshold is achieved, the actual payout under each of these three components will range from 50% of target (threshold) to 200% of target (maximum) depending on the actual results attributable to each such component.

The 2014 AIP target amounts for our principal executive officer, principal financial officer and our named executive officers are as follows:

Executive	AIP Target (as % of base salary)
Philip Martens	120
Steven Fisher	75
Tadeu Nardocci	65
Thomas Walpole	65
Erwin Mayr	50

2014 LTIP

The 2014 LTIP provides for a long-term incentive opportunity for the Company’s executive officers, other key managers, and certain high potential employees. The 2014 LTIP is designed to provide a clear line of sight for participants to Company performance as measured by the increase in the price of Hindalco shares and the increase in the imputed price of Novelis phantom stock. This design is also intended to promote the retention of key management and provide them with competitive remuneration, promote superior engagement and motivation, and align the personal financial interests of executives with the Company’s shareholder. The 2014 LITP will be administered by Novelis Corporate Human Resources.

A participant’s long term incentive opportunity consists of 50% Novelis SARs, 30% Hindalco SARs and 20% Hindalco RSUs. Each Novelis SAR will be equivalent to one share of Novelis phantom stock. The exercise price of each Novelis SAR will be equal to the fair market value of one share of Novelis phantom stock on the date of grant. The Compensation Committee may use any reasonable valuation method which complies with the requirements of U.S. Treasury Regulation Section 1.409A(b)(5)(iv) for purposes of determining the fair market value of Novelis phantom stock on the date of grant and at the time of exercise. Each Hindalco SAR will be equivalent to one Hindalco share. The exercise price of Hindalco SARs will be determined by using the average of the high and low stock price of Hindalco shares on the date of grant.

Hindalco SARs and Novelis SARs will each vest in 25% tranches over a four year period and will be subject to achievement of adjusted EBITDA performance targets established for each fiscal year. The performance criterion for vesting of Hindalco SARs and Novelis SARs is actual versus target performance of adjusted EBITDA for Novelis as approved each year. The threshold for vesting each year is 75% of the performance target. If at least 75% of the performance target is achieved, each tranche of SARs due to vest that year will vest. If at least 75% of the performance target is not achieved, then no tranche of SARs due to vest that year will vest. Cash payouts for Hindalco SARs and Novelis SARs will be restricted to a maximum of three times the target payout.

RSUs will vest in full three years after the date of grant. The cash payout for RSUs is limited to three times the target payout.

The 2014 LTIP target amounts for our principal executive officer, principal financial officer and our named executive officers are as follows:

Executive	Target
Philip Martens	$4,000,000
Steven Fisher	$850,000
Tadeu Nardocci	$618,000
Thomas Walpole	$618,000
Erwin Mayr	$360,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. (Acquisition Sub) pursuant to a plan of arrangement entered into on February 10, 2007 and approved by the Ontario Superior Court of Justice on May 14, 2007.
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

On December 11, 2009, our wholly-owned subsidiary, Novelis U.K. Limited, entered into an agreement with Hindalco to sell certain equipment previously used in the operation of our aluminum sheet mill in Rogerstone, South Wales, U.K., which ceased operations in April 2009. Under the equipment purchase agreement, Hindalco paid Novelis U.K. Limited a purchase price of $17 million, and in the year ended March 31, 2013, we provided ancillary technical assistance and products to Hindalco.
On November 5, 2010, Novelis U.K. Limited entered into an agreement with Hindalco to sell certain aluminum rolling equipment previously used in the operation of our plant located at Bridgnorth, England. In the year ended March 31, 2013, Hindalco purchased $2 million of equipment under the agreement.
On December 23, 2011, our subsidiary, Novelis Korea Limited, entered into an agreement with Hindalco to sell aluminum coils produced by our Korean operations. In the year ended March 31, 2013, we sold $4 million of aluminum coils to Hindalco under the agreement.
In addition to the transactions described above, we have entered into various transactions with Hindalco for the sale of other products of $1 million and other ancillary technical services, which are not material individually or in the aggregate.
On January 15, 2013, we and our wholly-owned subsidiary, Novelis do Brasil, entered into an agreement with a subsidiary of Hindalco to sell certain of our mining and refinery assets for a purchase price of $8 million. The transaction is expected to close during fiscal year 2014.
Because of the relationship three of our directors have with Hindalco, we consider these sales to be related party transactions.

Item 14. Principal Accountant Fees and Services
PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005. The following table shows fees and expenses paid to PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Audit fees (1)	$5,097,095	$7,051,484
Audit-Related Fees (2)	19,641	678,995
Tax Fees (3)	275,000	220,000
All Other Fees (4)	50,898	205,578
Total	$5,442,634	$8,156,057

(1)
Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.

(2)
Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In the year ended March 31, 2012, this fee includes due diligence related services.

(3)	Represent fees for services related to transfer pricing studies.

(4)	Represent fees for services not included in the Audit, Audit Related, and Tax categories. In the year ended March 31, 2012, this fee includes services performed over sustainability initiatives.
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

4.3
Indenture, relating to the 8.75% Senior Notes due 2020, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.4	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.5	Form of 8.75% Senior Note due 2020 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.6
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.7
Supplemental Indenture, relating to the 8.75% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.8
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.20 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.9
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.21 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.10
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.22 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.11
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.23 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.12
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

4.13
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

10.1
$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2
$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.3
Amendment No. 1 to Credit Agreement, dated as of March 10, 2011, among Novelis Inc., as borrower, AV Metals Inc., as holdings, and the other loan parties party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2011 (File No. 001-32312))

10.4
Amendment No. 2 to Credit Facility, dated as of October 12, 2012, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2012 (File No. 001-32312))

10.5
Amendment No. 3 to Credit Facility, dated as of March 5, 2013, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent

10.6
Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.7
Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.8
Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.9
$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. The Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

10.10
Increase Joinder Agreement, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., as Administrative Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report filed on November 6, 2012 (File No. 001-32312))

10.11
Registration Rights Agreement relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.12
Registration Rights Agreement relating to the 8.75% Notes Senior Notes due 2020, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.13
Amended and Restated Credit Agreement dated as of May 13, 2013 among Novelis Inc. and subsidiary borrowers party thereto, guarantors party thereto, Wells Fargo as Administrative Agent and the Lenders signatory thereto

10.14**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.15**
Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.16**	Metal Supply Agreement between Novelis Inc., as Purchaser, and Rio Tinto Alcan Inc., as Supplier, for the supply of sheet ingot in North America, dated October 26, 2011

10.17**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008) (File No. 001-32312))

10.18*
Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.19*
Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))

10.20*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.21*
Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))

10.22*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.23*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.24*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))

10.25*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

10.26*	Novelis Annual Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.27*	Novelis Long-Term Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.28*	Novelis 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.29*	Novelis 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.30*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.31*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.32*
Employment Agreement between Novelis Inc. and Erwin Mayr, dated as of September 17, 2009 (incorporated by reference in Exhibit 10.29 of our Annual Report on Form 10-K filed May 26, 2011) File No. 001-32312))

10.33*
Employment Contract between Novelis Do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.34*	Novelis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.35*	Novelis 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.36*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.37*
Employment Agreement between Novelis Inc. and Shashi Maudgal dated February 23, 2012 ((incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.38*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers ((incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.39*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers ((incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.40*	Novelis Inc. 2013 Long-Term Incentive Plan (incorporated by reference into Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.41*	Novelis Inc. 2013 Annual Incentive Plan (incorporated by reference into Exhibit 10.2 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.42*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan

10.43*	Novelis Inc. Fiscal Year 2014 Annual Incentive Plan

10.44*	Long-Term Incentive Plans Amendment dated May 13, 2013

21.1	List of Subsidiaries of Novelis Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Philip Martens
Name:	Philip Martens
Title:	President and Chief Executive Officer

Date: May 14, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip Martens	(Principal Executive Officer)	Date: May 14, 2013
Philip Martens

/s/ Steven Fisher	(Principal Financial Officer)	Date: May 14, 2013
Steven Fisher

/s/ Robert Nelson	(Principal Accounting Officer)	Date: May 14, 2013
Robert Nelson

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 14, 2013
Kumar Mangalam Birla

/s/ Askaran Agarwala	(Director)	Date: May 14, 2013
Askaran Agarwala

/s/ Debnarayan Bhattacharya	(Director)	Date: May 14, 2013
Debnarayan Bhattacharya

/s/ Clarence J. Chandran	(Director)	Date: May 14, 2013
Clarence J. Chandran

/s/ Donald A. Stewart	(Director)	Date: May 14, 2013
Donald A. Stewart

EXHIBIT INDEX

Exhibit No.	Description

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

4.3
Indenture, relating to the 8.75% Senior Notes due 2020, dated as of December 17, 2010, between Novelis Inc., the guarantors named on the signature pages thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.4	Form of 8.375% Senior Note due 2017 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.5	Form of 8.75% Senior Note due 2020 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

4.6
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.7
Supplemental Indenture, relating to the 8.75% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.8
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.20 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.9
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.21 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.10
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.22 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.11
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.23 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.12
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

4.13
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

10.1
$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2
$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.3
Amendment No. 1 to Credit Agreement, dated as of March 10, 2011, among Novelis Inc., as borrower, AV Metals Inc., as holdings, and the other loan parties party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2011 (File No. 001-32312))

10.4
Amendment No. 2 to Credit Facility, dated as of October 12, 2012, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2012 (File No. 001-32312))

10.5
Amendment No. 3 to Credit Facility, dated as of March 5, 2013, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent

10.6
Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.7
Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.8
Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.9
$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. The Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

10.10
Increase Joinder Agreement, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., as Administrative Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report filed on November 6, 2012 (File No. 001-32312))

10.11
Registration Rights Agreement relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.12
Registration Rights Agreement relating to the 8.75% Notes Senior Notes due 2020, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.13
Amended and Restated Credit Agreement dated as of May 13, 2013 among Novelis Inc. and subsidiary borrowers party thereto, guarantors party thereto, Wells Fargo as Administrative Agent and the Lenders signatory thereto

10.14**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.15**
Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.16**	Metal Supply Agreement between Novelis Inc., as Purchaser, and Rio Tinto Alcan Inc., as Supplier, for the supply of sheet ingot in North America, dated October 26, 2011

10.17**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008) (File No. 001-32312))

10.18*
Employment Arrangement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.19*
Letter Agreement, dated October 20, 2006, by and between Novelis Inc. and Thomas Walpole (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 26, 2006 (File No. 001-32312))

10.20*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.21*
Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))

10.22*	Employment Agreement of Jean-Marc Germain dated as of April 28, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.23*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.24*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))

10.25*	Employment Agreement of Philip Martens, dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

10.26*	Novelis Annual Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.27*	Novelis Long-Term Incentive Plan for Fiscal Year 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.28*	Novelis 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.29*	Novelis 2011 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.30*	Form Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.31*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.32*
Employment Agreement between Novelis Inc. and Erwin Mayr, dated as of September 17, 2009 (incorporated by reference in Exhibit 10.29 of our Annual Report on Form 10-K filed May 26, 2011) File No. 001-32312))

10.33*
Employment Contract between Novelis Do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.34*	Novelis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.35*	Novelis 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.36*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.37*
Employment Agreement between Novelis Inc. and Shashi Maudgal dated February 23, 2012 ((incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.38*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers ((incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.39*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers ((incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.40*	Novelis Inc. 2013 Long-Term Incentive Plan (incorporated by reference into Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.41*	Novelis Inc. 2013 Annual Incentive Plan (incorporated by reference into Exhibit 10.2 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.42*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan

10.43*	Novelis Inc. Fiscal Year 2014 Annual Incentive Plan

10.44*	Long-Term Incentive Plans Amendment dated May 13, 2013

21.1	List of Subsidiaries of Novelis Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.