Form 10-Q
period 2013-06-30
Novelis Inc.
filed 2013-08-12
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2013, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months Ended June 30,
	2013	2012
Net sales	$2,408	$2,550
Cost of goods sold (exclusive of depreciation and amortization)	2,105	2,202
Selling, general and administrative expenses	120	102
Depreciation and amortization	77	73
Research and development expenses	10	12
Interest expense and amortization of debt issuance costs	76	74
Gain on assets held for sale	—	(5)
Restructuring charges, net	9	5
Equity in net loss of non-consolidated affiliates	4	2
Other income, net	(10)	(27)
	2,391	2,438
Income before income taxes	17	112
Income tax provision	3	21
Net income	14	91
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$14	$91
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In millions)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$14	$—	$14	$91	$—	$91
Other comprehensive income (loss):
Currency translation adjustment	(2)	(1)	(3)	(81)	(1)	(82)
Net change in fair value of effective portion of cash flow hedges	(46)		(46)	(28)	—	(28)
Net change in pension and other benefits	6	—	6	24	—	24
Other comprehensive loss before income tax effect	(42)	(1)	(43)	(85)	(1)	(86)
Income tax benefit related to items of other comprehensive loss	—	—	—	(1)	—	(1)
Other comprehensive loss, net of tax	(42)	(1)	(43)	(84)	(1)	(85)
Comprehensive (loss) income	$(28)	$(1)	$(29)	$7	$(1)	$6

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	June 30, 2013	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$249	$301
Accounts receivable, net
— third parties (net of allowances of $3 as of June 30, 2013 and $3 as of March 31, 2013)	1,477	1,447
— related parties	45	38
Inventories	1,147	1,168
Prepaid expenses and other current assets	103	93
Fair value of derivative instruments	96	109
Deferred income tax assets	132	112
Assets held for sale	9	9
Total current assets	3,258	3,277
Property, plant and equipment, net	3,201	3,104
Goodwill	611	611
Intangible assets, net	642	649
Investment in and advances to non–consolidated affiliates	633	627
Fair value of derivative instruments, net of current portion	1	1
Deferred income tax assets	46	75
Other long–term assets
— third parties	166	165
— related parties	13	13
Total assets	$8,571	$8,522
LIABILITIES AND EQUITY
Current liabilities
Current portion of long–term debt	$30	$30
Short–term borrowings	719	468
Accounts payable
— third parties	1,062	1,207
— related parties	50	47
Fair value of derivative instruments	117	74
Accrued expenses and other current liabilities	508	497
Deferred income tax liabilities	22	28
Liabilities held for sale	1	1
Total current liabilities	2,509	2,352
Long–term debt, net of current portion	4,423	4,434
Deferred income tax liabilities	423	504
Accrued postretirement benefits	738	731
Other long–term liabilities	268	262
Total liabilities	8,361	8,283
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2013 and March 31, 2013	—	—
Additional paid–in capital	1,654	1,654
Accumulated deficit	(1,163)	(1,177)
Accumulated other comprehensive loss	(310)	(268)
Total equity of our common shareholder	181	209
Noncontrolling interests	29	30
Total equity	210	239
Total liabilities and equity	$8,571	$8,522
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Three Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$14	$91
Adjustments to determine net cash used in operating activities:
Depreciation and amortization	77	73
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	23	(16)
Gain on assets held for sale	—	(5)
Deferred income taxes	(76)	(16)
Amortization of fair value adjustments, net	3	6
Equity in net loss of non–consolidated affiliates	4	2
Gain on foreign exchange remeasurement of debt	(2)	(7)
Loss (gain) on sale of assets	1	(2)
Amortization of debt issuance costs and carrying value adjustments	6	6
Other, net	(1)	1
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from acquisitions and divestitures):
Accounts receivable	(29)	16
Inventories	12	(75)
Accounts payable	(149)	19
Other current assets	3	(31)
Other current liabilities	13	(54)
Other noncurrent assets	2	(2)
Other noncurrent liabilities	(3)	(11)
Net cash used in operating activities	(102)	(5)
INVESTING ACTIVITIES
Capital expenditures	(181)	(167)
Proceeds from sales of assets, third party, net	—	10
Proceeds from sale of assets, related party, net	—	2
Proceeds from related party loans receivable, net	—	2
Proceeds (outflow) from settlement of other undesignated derivative instruments, net	(6)	1
Net cash used in investing activities	(187)	(152)
FINANCING ACTIVITIES
Proceeds from issuance of debt	42	12
Principal payments	(17)	(5)
Short–term borrowings, net	219	92
Dividends, noncontrolling interest	—	(1)
Debt issuance costs	(7)	—
Net cash provided by financing activities	237	98
Net decrease in cash and cash equivalents	(52)	(59)
Effect of exchange rate changes on cash	—	5
Cash and cash equivalents — beginning of period	301	317
Cash and cash equivalents — end of period	$249	$263

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2013	1,000	$—	$1,654	$(1,177)	$(268)	$30	$239
Net income attributable to our common shareholder	—	—	—	14	—	—	14
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	(2)	(1)	(3)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $2 included in AOCI	—	—	—	—	(44)	—	(44)
Change in pension and other benefits, net of tax provision of $2 included in AOCI	—	—	—	—	4	—	4
Balance as of June 30, 2013	1,000	$—	$1,654	$(1,163)	$(310)	$29	$210
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
Description of Business and Basis of Presentation
Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs). As of June 30, 2013, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended March 31, 2013 filed with the United States Securities and Exchange Commission (SEC) on May 15, 2013. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairment of long lived assets and other intangible assets; (4) equity investments; (5) actuarial assumptions related to pension and other postretirement benefit plans; (6) tax uncertainties and valuation allowances; and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated “Net income (loss) attributable to our common shareholder” includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of equity method investments and net losses.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Recently Adopted Accounting Standards
Effective for the first quarter of fiscal 2014, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The adoption of this standard had no impact on our consolidated financial position or results of operations, but required additional disclosure in Note 13 - Fair Value Measurements.
Effective for the first quarter of fiscal 2014, we adopted Financial Accounting Standards Board ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendment requires that we present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, we would instead cross reference to the related footnote for additional information. The adoption of this standard had no impact on our consolidated financial position or results of operations, but required additional disclosure for which we added in Note 12 - Accumulated Other Comprehensive Income (Loss).
Recently Issued Accounting Standards
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. The guidance will be applied prospectively. We will adopt this standard in our first quarter ending June 30, 2015.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance will be effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. The guidance will be applied prospectively. We will adopt this standard in our first quarter ending June 30, 2014. We do not expect the standard will have a material impact to our consolidated financial position or results of operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2.    RESTRUCTURING PROGRAMS
“Restructuring charges, net” for the three months ended June 30, 2013 and 2012 were $9 million and $5 million, respectively. The following table summarizes our restructuring liability activity by segment (in millions).

	North America	Europe	Asia	South America	Corporate	Total Restructuring Liabilities
Balance as of March 31, 2013	$7	$10	$—	$14	$2	$33
Provisions	1	7	—	1	—	9
Cash payments	(1)	(3)	—	(5)	—	(9)
Foreign currency translation and other	—	—	—	(1)	—	(1)
Balance as of June 30, 2013	$7	$14	$—	$9	$2	$32
As of June 30, 2013, $31 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $1 million was classified as long-term and was included in "Other long-term liabilities" on our condensed consolidated balance sheets.
North America
Total “Restructuring charges, net” for the three months ended June 30, 2013 were $1 million, which consisted of severance costs related to relocation of our research and development operations. For the three months ended June 30, 2013, we made $1 million in severance payments related to previously announced separation programs.
As of June 30, 2013, the restructuring liability balance of $7 million was comprised of $5 million of severance costs and $2 million of other costs.
Europe
Total “Restructuring charges, net” for the three months ended June 30, 2013 consisted of $7 million of severance charges that reflect continuing efforts to reduce the cost of our business support organization for the European region. For the three months ended June 30, 2013, we made $3 million in severance payments related to these restructuring actions and previously announced separation programs.
As of June 30, 2013, the restructuring liability balance of $14 million was comprised of $13 million of severance costs and $1 million of environmental remediation liabilities and other costs.
South America
As of June 30, 2013, the restructuring liability balance of $9 million was comprised primarily of environmental remediation liabilities. For the three months ended June 30, 2013, we recorded an additional $1 million in severance and other exit related charges, made $3 million in severance payments and $2 million in other exit related payments primarily related to the closure of one of our two primary aluminum smelter lines.
Corporate
As of June 30, 2013, the restructuring liability balance of $2 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta, Georgia and other contract termination fees.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

3.    INVENTORIES
Inventories consisted of the following (in millions).

	June 30, 2013	March 31, 2013
Finished goods	$222	$245
Work in process	470	502
Raw materials	351	319
Supplies	104	102
Inventories	$1,147	$1,168

4.    ASSETS HELD FOR SALE
In fiscal 2013, we made the decision to sell our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco. As of June 30, 2013 and March 31, 2013, we classified the related assets and liabilities as “Assets held for sale” and “Liabilities held for sale” in the condensed consolidated balance sheets. The net assets held for sale are recorded at their carrying amount. In August 2013, we sold the assets and related liabilities to Hindalco for $8 million in cash. The sales price approximates the net book value of the assets and liabilities sold; therefore, we estimate recording an immaterial gain or loss in the three months ended September 30, 2013.
During the three months ended June 30, 2012, we sold three aluminum foil and packaging plants in our Europe segment to American Industrial Acquisition Corporation (AIAC) and we recorded a gain on the disposal of these assets and liabilities of $5 million, which was recorded as “Gain on assets held for sale” in the condensed consolidated statement of operations. The transaction included foil rolling and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction was a step in aligning our growth strategy of supplying aluminum flat-rolled products ("FRP") to the higher-volume, premium markets of beverage cans, automobiles and specialty products. There were no assets or liabilities held for sale related to the sale of these plants as of June 30, 2013 and March 31, 2013.
The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	June 30, 2013	March 31, 2013
Assets held for sale
Property, plant and equipment, net	9	9
Total assets held for sale	$9	$9

Liabilities held for sale
Other liabilities	1	1
Total liabilities held for sale	$1	$1

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

	June 30, 2013	March 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$1
Accounts receivable	45	35
Inventories	38	38
Prepaid expenses and other current assets	1	1
Total current assets	84	75
Property, plant and equipment, net	6	17
Goodwill	12	12
Deferred income taxes	68	68
Other long-term assets	2	3
Total assets	$172	$175
Liabilities
Current liabilities
Accounts payable	$26	$29
Accrued expenses and other current liabilities	13	14
Total current liabilities	39	43
Accrued postretirement benefits	155	154
Other long-term liabilities	3	3
Total liabilities	$197	$200

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from businesses we conduct with our non-consolidated affiliates, which we classify as related party transactions and balances. We earned less than $1 million of interest income on a loan due from a non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), during each of the periods presented in the table below. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of June 30, 2013 and March 31, 2013.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2013, our guarantee was less than $1 million.

The following table summarizes the results of operations of our equity method affiliates in aggregate for the three months ended June 30, 2013 and 2012. It also describes the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions).

	Three Months Ended June 30,
	2013	2012
Net sales	$131	$122
Costs and expenses related to net sales	127	119
Provision for taxes on income	4	—
Net income	$—	$3
Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$66	$61
The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions).

	June 30, 2013	March 31, 2013
Accounts receivable-related parties	$45	$38
Other long-term assets-related parties	$13	$13
Accounts payable-related parties	$50	$47
Transactions with Hindalco
We occasionally have related party transactions with our parent company, Hindalco. During the three months ended June 30, 2013 and 2012, “Net sales” were less than $1 million between Novelis and our parent. As of June 30, 2013 and March 31, 2013, there were no "Accounts receivable, net" outstanding related to transactions with Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

7.    DEBT
Debt consisted of the following (in millions).

	June 30, 2013					March 31, 2013
	Interest Rates(A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	3.14%	$719	$—		$719	$468	$—		$468
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,763	(25)	(B)	1,738	1,767	(27)	(B)	1,740
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	12	—		12	12	—		12
Novelis Korea Limited
Loans, due December 2014 through December 2015 (KRW 166 billion)	3.66%	144	—		144	149	—		149
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 35 million)	7.50%	37	(1)		36	38	(1)		37
Novelis do Brasil Ltda.
BNDES loans, due March 2014 through April 2021(BRL R$34 million)	6.15%	15	(3)		12	18	(3)		15
Other
Other debt, due through December 2020	4.33%	11	—		11	11	—		11
Total debt — third parties		5,201	(29)		5,172	4,963	(31)		4,932
Less: Short-term borrowings		(719)	—		(719)	(468)	—		(468)
Current portion of long term debt		$(30)	—		$(30)	$(30)	—		$(30)
Long-term debt, net of current portion — third parties:		$4,452	$(29)		$4,423	$4,465	$(31)		$4,434

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of June 30, 2013, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011, 2012 and 2013. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of June 30, 2013 for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2013	Amount
Short-term borrowings and Current portion of long-term debt due within one year	$749
2 years	73
3 years	140
4 years	1,719
5 years	1,109
Thereafter	1,411
Total	$5,201
Senior Secured Credit Facilities
     As of June 30, 2013, we had senior secured credit facilities which consist of (1) a $1.8 billion four-year secured term loan credit facility (Term Loan Facility) and (2) a $1 billion five-year asset based loan facility (ABL Revolver). The Term Loan Facility interest rate is equal to LIBOR (with a floor of 1%) plus a spread of 2.75%, at all times.
In May 2013, we amended and extended our old five-year asset based loan facility (ABL Facility) by entering into a $1.0 billion, five-year, ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.75% to 2.25% or prime plus a spread of 0.75% to 1.25% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million, subject to approval by the lenders of the Term Loan Facility and ABL Revolver. The new ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 15% of the lesser of (a) the Credit Facility and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL defined EBITDA less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The facility matures on May 13, 2018; provided that, in the event that any of the Notes or the Term Loan Facility is outstanding (and not refinanced with a maturity date later than November 13, 2018) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes or the Term Loan Facility, unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and a minimum fixed charged ratio test of at least 1.25 to 1 is met.
The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of June 30, 2013, we were in compliance with the covenants in the Term Loan Facility and ABL Revolver.

Short-Term Borrowings
As of June 30, 2013, our short-term borrowings were $719 million consisting of $550 million of loans under our ABL Revolver, $44 million (KRW 50 billion) in Novelis Korea loans, $124 million in Novelis Brazil loans, and $1 million (VND 23 billion) in Novelis Vietnam loans. The weighted average interest rate on our total short-term borrowings was 3.14% and 4.83% as of June 30, 2013 and March 31, 2013, respectively.

As of June 30, 2013, $25 million of the ABL Revolver was utilized for letters of credit, and we had $411 million in remaining availability under the ABL Revolver. As of June 30, 2013, we had $3 million of outstanding letters of credit in Korea which are not related to the ABL Revolver.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

In May 2013, Novelis Korea entered into two new revolving loan facilities with two banks. One of the facilities has a borrowing capacity of $26 million (KRW 30 billion) and bears an interest rate of the three month financial rate as published by the Korea Financial Investment Association plus a spread of 1.6%. The second facility has a borrowing capacity of $44 million (KRW 50 billion) and bears an interest rate tied to Korea's three month CD rate plus a spread of 1.25%. Both facilities mature in May 2015. As of June 30, 2013, we had no borrowings outstanding under these revolving loan facilities.
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes). On October 12, 2012, we elected to redeem all of our outstanding 7.25% Senior Notes due 2015 (the 7.25% Notes). We made payments to the holders of the outstanding 7.25% Notes of $76 million and retired them during the third quarter of fiscal year 2013.
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc., a division of the McGraw-Hill Companies, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended. As of June 30, 2013, we were in compliance with the covenants in the Notes.
Long-term Korean Bank Loans
As of June 30, 2013, Novelis Korea had $144 million (KRW 166 billion) of outstanding long-term loans with various banks. One of the loans has a fixed interest rate of 3.61% and a maturity of December 2015 and all other loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.88% to 1.41% with maturity dates ranging from December 2014 to December 2015. The weighted average interest rate is 3.66% as of June 30, 2013.
Long-term Brazil BNDES Loans
From February 2011 through September 2012, Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of June 30, 2013, we had $15 million (BRL R$34 million) outstanding under the BNDES loan agreements at a current weighted average rate of 6.2% with maturity dates from March 2014 through April 2021.

Other Long-term debt
In December 2004, Novelis Switzerland entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, which is equivalent to $3 million at the exchange rate as of June 30, 2013. As of June 30, 2013, we had $37 million outstanding under this capital lease.
During fiscal 2013, Novelis Inc. entered into various five-year capital lease arrangements to upgrade and expand our information technology infrastructure. As of June 30, 2013, we had $12 million outstanding under these capital leases.
As of June 30, 2013, we had $11 million of other capital lease obligations and loans in Asia with due dates through December 2020.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 11- Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

8.    SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans (LTIP), under which Hindalco stock appreciation rights (Hindalco SARs), Novelis stock appreciation rights (Novelis SARs), and phantom restricted stock units (RSUs) are granted to certain executive officers and key employees.
The Hindalco and Novelis SARs will each vest at the rate of 25% per year, subject to the achievement of an annual performance target, and expire 7 years from their original grant date. Each Hindalco SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise. Each Novelis SAR is to be settled in cash based on the difference between the fair value of one Novelis phantom share on the original date of grant and the fair value of a phantom share on the date of the exercise. The amount of cash paid to settle Hindalco SARs and Novelis SARs are limited to two and a half or three times the target payout, depending on the plan year. The Hindalco and Novelis SARs do not transfer any shareholder rights in Hindalco or Novelis to a participant. The Hindalco and Novelis SARs are classified as liability awards and are remeasured at fair value each reporting period until the SARs are settled.
The performance criterion for vesting of both the Hindalco and Novelis SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target operating EBITDA. Given that the performance criterion is based on an earnings target in a future period for each fiscal year, the grant date of the awards for accounting purposes is generally not established until the performance criterion has been defined.
The RSUs vest in full three years from the grant date, subject to continued employment with the Company, but are not subject to performance criteria. Each RSU is to be settled in cash equal to the market value of one Hindalco share. The payout on the RSUs is limited to three times the market value of one Hindalco share measured on the original date of grant. The RSUs are classified as liability awards and expensed over the requisite service period (three years) based on the Hindalco stock price as of each balance sheet date.
On May 13, 2013, the Company's board of directors amended the long-term incentive plans for fiscal years 2010 - 2013 (FY 2010 Plan), fiscal years 2011- 2014 (FY 2011 Plan), fiscal years 2012 - 2015 (FY 2012 Plan) and fiscal years 2013 - 2016 (FY 2013 Plan). The amendment gave each participant the option to cancel a portion of their outstanding Hindalco SARs for a lump-sum cash payment and/or the issuance of new Novelis SARs. The remaining Hindalco SARs and the new Novelis SARs will continue to vest according to the terms and conditions of the original grant. The following tables reflect the activity related to the participants elections under the amendment.
Total compensation expense (income) related to Hindalco SARs, Novelis SARs, and RSUs under the plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” or "Cost of goods sold (exclusive of depreciation and amortization)" in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2015, 2016 and 2017 have not yet been established, measurement periods for Hindalco and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco and Novelis SARs has been recorded.

	Three Months Ended June 30,
	2013	2012
Total compensation expense (income)	$13	$(2)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The table below shows the Hindalco SARs activity for the three months ended June 30, 2013.

	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2013	38,971,573	120.40	4.8	$2
Granted	7,125,617	105.10	7.0	—
Exercised	(191,836)	63.29	—	—
Forfeited/Cancelled	(12,161,025)	132.07	—	—
SARs outstanding as of June 30, 2013	33,744,329	110.75	4.4	$2
SARs exercisable as of June 30, 2013	10,165,393	103.51

The table below shows the Novelis SARs activity for the three months ended June 30, 2013.

	Number of SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2013	—	—	—	$—
Granted	13,261,976	94.81	5.0	1
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
SARs outstanding as of June 30, 2013	13,261,976	94.81	4.9	$1
SARs exercisable as of June 30, 2013	2,095,729	101.81

The table below shows the RSUs activity for the three months ended June 30, 2013.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2013	3,591,406	136.22	$5
Granted	2,035,506	104.96	4
Exercised	(727,490)	107.05	1
Forfeited/Cancelled	(70,934)	119.92	—
RSUs outstanding as of June 30, 2013	4,828,488	120.98	$8

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Three Months Ended June 30,
	2013	2012
Risk-free interest rate	7.63% - 7.75%	8.08% - 8.24%
Dividend yield	1.40%	1.29%
Volatility	39% - 52%	51% - 55%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

    The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Three Months Ended June 30,
	2013	2012
Risk-free interest rate	1.00% - 1.66%	—%
Dividend yield	—%	—%
Volatility	31% - 41%	—%

The fair value of each unvested Hindalco SAR was based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used historical stock price volatility data of Hindalco on the National Stock Exchange of India to determine expected volatility assumptions. The risk-free interest rate is based on Indian treasury yields interpolated for a time period corresponding to the remaining contractual life. The forfeiture rate is estimated based on actual historical forfeitures. The dividend yield is estimated to be the annual dividend of the Hindalco stock over the remaining contractual lives of the Hindalco SARs. The value of each vested Hindalco SAR is remeasured at fair value each reporting period based on the excess of the current stock price over the exercise price, not to exceed the maximum payout as defined by the plans. The fair value of the Hindalco SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria.

The fair value of each unvested Novelis SAR was based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used the historical volatility of comparable companies to determine expected volatility assumptions. The risk-free interest rate is based on U.S. treasury yields for a time period corresponding to the remaining contractual life as of valuation date. The forfeiture rate is estimated based on actual historical forfeitures of Hindalco SARs. The value of each vested Novelis SAR is remeasured at fair value each reporting period based on the percentage increase in the current Novelis phantom stock price over the exercise price, not to exceed the maximum payout as defined by the plans. The fair value of the Novelis SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria.
The cash payments made to settle Hindalco SAR liabilities were $13 million in the three months ended June 30, 2013, which primarily relates to payments made to participants that elected to cancel their outstanding Hindalco SARs as part of the amendment discussed above. Total cash payments made to settle Hindalco RSUs were $1 million in the three months ended June 30, 2013. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $8 million, which is expected to be recognized over a weighted average period of 2.2 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $16 million, which is expected to be recognized over a weighted average period of 1.8 years. Unrecognized compensation expense related to the RSUs was $6 million, which will be recognized over the remaining weighted average vesting period of 2.0 years.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

9.    POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K.; unfunded pension plans in Germany; unfunded lump sum indemnities in France, Malaysia and Italy; and partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefit Plans, as shown in certain tables below) include unfunded healthcare and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Service cost	$13	$11	$3	$3
Interest cost	16	16	2	2
Expected return on assets	(16)	(16)	—	—
Amortization — losses	5	6	1	1
Net periodic benefit cost	$18	$17	$6	$6

The expected long-term rate of return on plan assets is 6.30% in fiscal 2014.
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

	Three Months Ended June 30,
	2013	2012
Funded pension plans	$6	$9
Unfunded pension plans	2	3
Savings and defined contribution pension plans	5	5
Total contributions	$13	$17
During the remainder of fiscal 2014, we expect to contribute an additional $15 million to our funded pension plans, $8 million to our unfunded pension plans and $15 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses were included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended June 30,
	2013	2012
Gain on remeasurement of monetary assets and liabilities, net	$(18)	$(3)
Loss released from accumulated other comprehensive income	1	1
Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net	12	(3)
Currency gains, net	$(5)	$(5)

The following currency gains (losses) were included in “AOCI,” net of tax and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Three Months Ended June 30, 2013	Year Ended March 31, 2013
Cumulative currency translation adjustment — beginning of period	$(30)	$23
Effect of changes in exchange rates	(3)	(42)
Sale of investment in foreign entities (A)	—	(11)
Cumulative currency translation adjustment — end of period	$(33)	$(30)

(A)
We reclassified $11 million of cumulative currency gains from AOCI to "Gain on assets held for sale" in the year ended March 31, 2013 related to the sale of three aluminum foil and packaging plants in Europe. See Note 4 - Assets Held for Sale.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The fair values of our financial instruments and commodity contracts as of June 30, 2013 and March 31, 2013 were as follows (in millions).

	June 30, 2013
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$30	$1	$—	$—	$31
Currency exchange contracts	1	—	(29)	(26)	(54)
Net Investment hedges
Currency exchange contracts	1	—	—	—	1
Fair value hedges
Aluminum contracts	—	—	(1)	(2)	(3)
Total derivatives designated as hedging instruments	32	1	(30)	(28)	(25)
Derivatives not designated as hedging instruments
Aluminum contracts	53	—	(63)	(1)	(11)
Currency exchange contracts	11	—	(15)	—	(4)
Energy contracts	—	—	(9)	(19)	(28)
Total derivatives not designated as hedging instruments	64	—	(87)	(20)	(43)
Total derivative fair value	$96	$1	$(117)	$(48)	$(68)

	March 31, 2013
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$24	$—	$—	$—	$24
Currency exchange contracts	12	—	(7)	(8)	(3)
Energy contracts	1	—	—	—	1
Interest rate swaps	—	—	(1)	—	(1)
Fair value hedges
Aluminum contracts	—	—	(1)	(1)	(2)
Total derivatives designated as hedging instruments	37	—	(9)	(9)	19
Derivatives not designated as hedging instruments:
Aluminum contracts	49	—	(46)	(1)	2
Currency exchange contracts	21	1	(11)	—	11
Energy contracts	2	—	(8)	(19)	(25)
Total derivatives not designated as hedging instruments	72	1	(65)	(20)	(12)
Total derivative fair value	$109	$1	$(74)	$(29)	$7

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

(A)	The noncurrent portions of derivative liabilities are included in “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

Aluminum
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We sell short-term LME aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to ensure we sell metal for the same price at which we purchase metal.
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 23 kt and 22 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of June 30, 2013 and March 31, 2013, respectively.
The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk:

	Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended June 30,
	2013	2012
Fair Value Hedges of Metal Price Risk
Derivative Contracts	(3)	(8)
Designated Hedged Items	3	7
Net Ineffectiveness (A)	—	(1)

(A)	Effective portion is recorded in "Net sales" and net ineffectiveness in "Other (income) expense, net"
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 4 kt and 5 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of June 30, 2013 and March 31, 2013, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Price risk exposure also arises due to fixed costs associated with our smelter operations in South America. We identify and designate certain aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 216 kt and 210 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of June 30, 2013 and March 31, 2013, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of June 30, 2013 and March 31, 2013, we had 45 kt and 36 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than seven months. The following table summarizes our notional amount (in kt).

	June 30, 2013	March 31, 2013
Hedge Type
Cash flow purchases	4	5
Cash flow sales	(216)	(210)
Fair value	23	22
Not designated	(45)	(36)
Total	(234)	(219)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had $965 million and $918 million of outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2013 and March 31, 2013, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $53 million outstanding foreign currency forwards designated as net investment hedges as of June 30, 2013. As of March 31, 2013, we had no outstanding foreign currency forwards designated as net investment hedges.
As of both June 30, 2013 and March 31, 2013, we had outstanding currency exchange contracts with a total notional amount of $491 million and $620 million, respectively, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the fourth quarter of fiscal 2015.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1 million of notional megawatt hours remained outstanding as of June 30, 2013, and the fair value of this swap was a liability of $28 million as of June 30, 2013.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 3.4 million MMBTUs designated as cash flow hedges as of June 30, 2013, and the fair value of these swaps was a liability of less than $1 million. There were 2.4 million MMBTUs of natural gas swaps designated as cash flow hedges as of March 31, 2013. As of June 30, 2013 and March 31, 2013, we had 1.0 million MMBTUs and 3.3 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. The fair value as of June 30, 2013 and March 31, 2013 was an asset of less than $1 million for the swaps not designated as hedges. Such exposures do not extend beyond 1 year in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
As of June 30, 2013, we swapped $118 million (KRW 136 billion) floating rate loans to a weighted average fixed rate of 4.03%. All swaps expire concurrent with the maturity of the related loans. As of June 30, 2013 and March 31, 2013, $118 million (KRW136 billion) and $95 million (KRW106 billion) were designated as cash flow hedges, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness of designated derivatives recognized in “Other (income) expense, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended June 30,
	2013	2012
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(2)	$6
Currency exchange contracts	(12)	7
Energy contracts (A)	—	4
(Loss) gain recognized in "Other (income) expense, net"	(14)	17
Derivative Instruments Designated as Hedges
Gain recognized in "Other (income) expense, net" (B)	10	10
Total (loss) gain recognized in "Other (income) expense, net"	$(4)	$27
Balance sheet remeasurement currency exchange contracts	$(13)	$2
Realized gains, net	21	12
Unrealized (losses) gains on other derivative instruments, net	(12)	13
Total (loss) gain recognized in "Other (income) expense, net"	$(4)	$27

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: forward market premium/discount excluded from designated hedging relationships; hedging relationship ineffectiveness on designated aluminum contracts; and releases to income from AOCI on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges and net investment der ivatives (in millions). Certain prior year amounts were revised to conform to the current year presentation. Within the next twelve months, we expect to reclassify $2 million of gains from “AOCI” to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Cash Flow hedging derivatives
Aluminum contracts	$29	$21	$11	$11
Currency exchange contracts	(51)	(36)	—	1
Energy contracts (A)	(2)	—	—	—
Total Cash Flow hedging derivatives	$(24)	$(15)	$11	$12
Net Investment derivatives
Currency exchange contracts	—	1	—	—
Total	$(24)	$(14)	$11	$12

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2013	2012
Energy contracts (A)	$(1)	$(1)	Other income, net
Aluminum contracts	21	18	Cost of goods sold
Aluminum contracts	2	2	Net sales
Currency exchange contracts	1	(3)	Cost of goods sold
Currency exchange contracts	—	(2)	Net sales
Currency exchange contracts	(1)	(1)	Other income, net
Total	$22	$13

(A)
Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item. There were no amounts reclassified from AOCI into income/(expense) related to natural gas swaps for the periods presented.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the change in the components of accumulated other comprehensive income (loss) net of tax, for the periods presented (in millions).

	Currency Translation	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of March 31, 2013	$(33)	$(2)	$(233)	$(268)
Other comprehensive income before reclassifications	(2)	(29)	—	(31)
Amounts reclassified from AOCI	—	(15)	4	(11)
Net change in other comprehensive income (loss)	(2)	(44)	4	(42)
Balance as of June 30, 2013	$(35)	$(46)	$(229)	$(310)

	Currency Translation (B)	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of March 31, 2012	$20	$(7)	$(204)	$(191)
Other comprehensive income before reclassifications	(70)	(11)	11	(70)
Amounts reclassified from AOCI	(11)	(8)	5	(14)
Net change in other comprehensive income (loss)	(81)	(19)	16	(84)
Balance as of June 30, 2012	$(61)	$(26)	$(188)	$(275)

(A)	For additional information on our Postretirement benefit plans see Note 9 - Postretirement Benefit Plans.
(B)  We reclassified $11 million of cumulative currency gains from AOCI to "Gain on assets held for sale" in the three months June 30, 2012 related to the sale of three aluminum foil and packaging plants in Europe. See Note 4 - Assets Held for Sale.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
	2013	2012
Energy contracts	$(1)	$(1)	Other income, net
Aluminum contracts	21	18	Cost of goods sold
Aluminum contracts	2	2	Net sales
Currency exchange contracts	1	(3)	Cost of goods sold
Currency exchange contracts	—	(2)	Net sales
Currency exchange contracts	(1)	(1)	Other income, net
	22	13	Income before taxes
	(7)	(5)	Income tax (provision)
	$15	$8	Net income

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

13.    FAIR VALUE MEASUREMENTS
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
We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. These derivatives include our electricity swap, which is one of our energy-related forward contracts, and represents an agreement to buy electricity at a fixed price at our Oswego, New York facility. Forward prices are not observable for this market, so we must make certain assumptions based on available information that we believe to be relevant to market participants. We use observable forward prices for a geographically nearby market and adjust for 1) historical spreads between the cash prices of the two markets, and 2) historical spreads between retail and wholesale prices.
The average forward price at June 30, 2013, estimated using the method described above, was $54 per megawatt hour, which represented a $6 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $48 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). As of June 30, 2013 and March 31, 2013, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statement of financial position prior to considering master netting agreements. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2013 and March 31, 2013 (in millions).

	June 30, 2013		March 31, 2013
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$84	$(67)	$73	$(49)
Currency exchange contracts	13	(70)	34	(26)
Energy contracts	—	—	3	—
Interest rate swaps	—	—	—	(1)
Total Level 2 Instruments	97	(137)	110	(76)
Level 3 Instruments
Energy contracts	—	(28)	—	(27)
Total Level 3 Instruments	—	(28)	—	(27)
Total Gross	$97	$(165)	$110	$(103)
Netting Adjustment (A)	(40)	40	(35)	35
Total Net	$57	$(125)	$75	$(68)

 (A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

We recognized unrealized losses of $2 million for the three months ended June 30, 2013 related to Level 3 financial instruments that were still held as of June 30, 2013. These unrealized losses were included in “Other income, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2013	$(27)
Realized/unrealized gain included in earnings(B)	1
Settlements	(2)
Balance as of June 30, 2013	$(28)

(A)	Represents net derivative liabilities.

(B)	Included in “Other income, net.”

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

	June 30, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$13	$13	$13	$13
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,453	$4,661	$4,464	$4,806

14.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” was comprised of the following (in millions).

	Three Months Ended June 30,
	2013	2012
Foreign currency remeasurement gains, net (A)	$(5)	$(5)
Loss (gain) on change in fair value of other unrealized derivative instruments, net	12	(13)
Gain on change in fair value of other realized derivative instruments, net	(21)	(12)
Interest income	(1)	(1)
Other, net	5	4
Other income, net	$(10)	$(27)

(A)	Includes “Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net.”

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended June 30,
	2013	2012
Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$21	$114
Canadian statutory tax rate	26%	26%
Provision at the Canadian statutory rate	5	30
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(9)	(5)
Exchange remeasurement of deferred income taxes	(15)	(19)
Change in valuation allowances	37	20
Expense (income) items not subject to tax	(1)	1
Dividends not subject to tax	(14)	(13)
Tax rate differences on foreign earnings	—	6
Uncertain tax positions, net	—	1
Income tax provision	$3	$21
Effective tax rate	14%	18%
As of June 30, 2013, we had a net deferred tax liability of $267 million. This amount included gross deferred tax assets of approximately $792 million and a valuation allowance of $358 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2011. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $3 million.
Subsequent to June 30, 2013, the U.K. enacted new tax legislation, which reduces the income tax rate.  The new legislation is expected to reduce deferred tax assets and increase "Income tax provision" by approximately $5 million in the quarter ended September 30, 2013.

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
For certain matters in which the Company is involved, for which a loss is reasonably possible, we are unable to reasonably estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is reasonably estimable, we have estimated the aggregated range of loss as $0 to $110 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate.

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
We have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimated that the undiscounted remaining clean-up costs related to our environmental liabilities as of June 30, 2013 were approximately $9 million. Of this amount, $5 million was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of June 30, 2013. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Brazil Tax Matters
As a result of legal proceedings with Brazil’s tax authorities regarding certain tax disputes, as of June 30, 2013 and March 31, 2013, we had cash deposits aggregating approximately $8 million and $12 million, respectively, with the Brazilian government. These deposits, which were included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.
In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements approximate $114 million and $128 million as of June 30, 2013 and March 31, 2013, respectively. As of June 30, 2013, $13 million and $101 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2013, $14 million and $114 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $1 million and $2 million for the three months ended June 30, 2013 and 2012, respectively as which was reported in “Other (income) expense, net.” In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax disputes involving the Brazilian tax authorities. We have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes for which a loss is reasonably possible and estimable.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

17.    SEGMENT, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
Segment Information
Due in part to the regional nature of supply and demand of aluminum rolled products and to best serve our customers, we manage our activities based on geographical areas and are organized under four operating segments: North America; Europe; Asia and South America.
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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 - Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2013.
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests' share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as the adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales – third party” is adding the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for US GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 5- Consolidation and Note 6 - Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment shipments (in kt), intersegment sales, and intersegment income for reporting on a consolidated basis.
Selected Segment Financial Information

June 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Investment in and advances to non–consolidated affiliates	$—	$592	$—	$41	$—	$633
Total assets	$2,706	$2,756	$1,306	$1,639	$164	$8,571

March 31, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Investment in and advances to non–consolidated affiliates	$1	$586	—	$40	$—	627
Total assets	$2,763	$2,673	$1,264	$1,663	$159	$8,522

Selected Operating Results Three Months Ended June 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales-third party	$776	$785	$472	$327	$48	$2,408
Net sales-intersegment	4	29	13	7	(53)	—
Net sales	$780	$814	$485	$334	$(5)	$2,408

Depreciation and amortization	30	24	14	15	(6)	77
Income tax (benefit) provision	(1)	11	4	(15)	4	3
Capital expenditures	$27	$36	$65	$40	$13	$181

Selected Operating Results Three Months Ended June 30, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales-third party	$919	$852	$428	$308	$43	$2,550
Net sales-intersegment	1	11	—	—	(12)	—
Net sales	$920	$863	$428	$308	$31	$2,550

Depreciation and amortization	31	26	13	13	(10)	73
Income tax provision (benefit)	14	13	6	(14)	2	21
Capital expenditures	$34	$11	$28	$64	$30	$167

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended June 30,
	2013	2012
North America	$46	$89
Europe	70	74
Asia	46	46
South America	42	50
Depreciation and amortization	(77)	(73)
Interest expense and amortization of debt issuance costs	(76)	(74)
Adjustment to eliminate proportional consolidation	(11)	(11)
Unrealized (gain) loss on change in fair value of derivative instruments, net	(12)	13
Realized gains on derivative instruments not included in segment income	2	2
Restructuring charges, net	(9)	(5)
Gain on assets held for sale	—	5
Other costs, net	(4)	(4)
Income before income taxes	17	112
Income tax provision	3	21
Net income	14	91
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$14	$91
Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended June 30,
	2013	2012
Rexam	12%	13%
Affiliates of Ball Corporation	10%	10%
Anheuser-Busch	8%	10%
Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended June 30,
	2013	2012
Purchases from Rio Tinto Alcan as a percentage of total	18%	26%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

 18.    SUPPLEMENTAL INFORMATION

Supplemental cash flow information (in millions):

	Three Months Ended June 30,
	2013	2012
Interest paid	$124	$120
Income taxes paid	$31	$40
As of June 30, 2013, we recorded $67 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to June 30, 2013.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

19.    SUPPLEMENTAL GUARANTOR INFORMATION

In connection with the issuance of Novelis Inc.'s (the Parent and Issuer) 2017 Notes and 2020 Notes, certain of our wholly-owned subsidiaries, which are 100% owned within the meaning of Rule 3-10(h)(1) of Regulation S-X, provided guarantees. These guarantees are full and unconditional as well as joint and several. The guarantor subsidiaries (the Guarantors) are comprised of the majority of our businesses in Canada, the U.S., the U.K., Brazil, Portugal and Switzerland, as well as certain businesses in Germany and France. The remaining subsidiaries (the Non-Guarantors) of the Parent are not guarantors of the Notes.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$178	$1,969	$626	$(365)	$2,408
Cost of goods sold (exclusive of depreciation and amortization)	189	1,724	557	(365)	2,105
Selling, general and administrative expenses	44	63	13	—	120
Depreciation and amortization	4	58	15	—	77
Research and development expenses	1	9	—	—	10
Interest expense and amortization of debt issuance costs	79	7	(1)	(9)	76
Restructuring charges, net	—	8	1	—	9
Equity in net loss of non-consolidated affiliates	—	4	—	—	4
Equity in net (income) loss of consolidated subsidiaries	(155)	(26)	—	181	—
Other expense (income), net	2	(29)	8	9	(10)
	164	1,818	593	(184)	2,391
Income (loss) before income taxes	14	151	33	(181)	17
Income tax (benefit) provision	—	(2)	5	—	3
Net income (loss)	14	153	28	(181)	14
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$14	$153	$28	$(181)	$14
Comprehensive (loss) income	$(28)	$172	$6	$(179)	$(29)
Comprehensive loss attributable to noncontrolling interest	$—	$—	$(1)	$—	$(1)
Comprehensive (loss) income attributable to our common shareholder	$(28)	$172	$7	$(179)	$(28)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$260	$2,112	$630	$(452)	$2,550
Cost of goods sold (exclusive of depreciation and amortization)	253	1,832	569	(452)	2,202
Selling, general and administrative expenses	(6)	88	20	—	102
Depreciation and amortization	3	56	14	—	73
Research and development expenses	2	10	—	—	12
Interest expense and amortization of debt issuance costs	79	5	(1)	(9)	74
(Gain) loss on assets held for sale	(7)	1	1	—	(5)
Restructuring charges, net	3	2	—	—	5
Equity in net loss of non-consolidated affiliates	—	2	—	—	2
Equity in net (income) loss of consolidated subsidiaries	(152)	(23)	—	175	—
Other (income) expense, net	(8)	(30)	2	9	(27)
	167	1,943	605	(277)	2,438
Income (loss) before taxes	93	169	25	(175)	112
Income tax provision	2	13	6	—	21
Net income (loss)	91	156	19	(175)	91
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$91	$156	$19	$(175)	$91
Comprehensive income (loss)	$7	$82	$8	$(91)	$6
Comprehensive loss attributable to noncontrolling interest	$—	$—	$(1)	$—	$(1)
Comprehensive income (loss) attributable to our common shareholder	$7	$82	$9	$(91)	$7

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of June 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$14	$164	$71	$—	$249
Accounts receivable, net of allowances
— third parties	32	1,069	375	1	1,477
— related parties	1,025	478	39	(1,497)	45
Inventories	64	842	241	—	1,147
Prepaid expenses and other current assets	7	90	6	—	103
Fair value of derivative instruments	3	77	17	(1)	96
Deferred income tax assets	1	123	8	—	132
Assets held for sale	—	—	9	—	9
Total current assets	1,146	2,843	766	(1,497)	3,258
Property, plant and equipment, net	103	2,303	795	—	3,201
Goodwill	—	600	11	—	611
Intangible assets, net	6	632	4	—	642
Investments in and advances to non-consolidated affiliates	—	633	—	—	633
Investments in consolidated subsidiaries	3,512	536	—	(4,048)	—
Fair value of derivative instruments, net of current portion	—	1	—	—	1
Deferred income tax assets	—	17	29	—	46
Other long-term assets	573	278	7	(679)	179
Total assets	$5,340	$7,843	$1,612	$(6,224)	$8,571
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$9	$—	$—	$30
Short-term borrowings
— third parties	350	324	45	—	719
— related parties	—	566	—	(566)	—
Accounts payable
— third parties	33	618	411	—	1,062
— related parties	323	576	71	(920)	50
Fair value of derivative instruments	21	69	28	(1)	117
Accrued expenses and other current liabilities	43	405	70	(10)	508
Deferred income tax liabilities	—	22	—	—	22
Liabilities held for sale	—	—	1	—	1
Total current liabilities	791	2,589	626	(1,497)	2,509
Long-term debt, net of current portion
— third parties	4,229	44	150	—	4,423
— related parties	49	609	21	(679)	—
Deferred income tax liabilities	1	415	7	—	423
Accrued postretirement benefits	51	516	171	—	738
Other long-term liabilities	38	216	14	—	268
Total liabilities	5,159	4,389	989	(2,176)	8,361
Commitments and contingencies
Total temporary equity - intercompany	—	1,668	—	(1,668)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,654	—	—	—	1,654
Retained earnings (accumulated deficit)	(1,163)	2,055	687	(2,742)	(1,163)
Accumulated other comprehensive (loss) income	(310)	(269)	(93)	362	(310)
Total equity of our common shareholder	181	1,786	594	(2,380)	181
Noncontrolling interests	—	—	29	—	29
Total equity	181	1,786	623	(2,380)	210
Total liabilities and equity	$5,340	$7,843	$1,612	$(6,224)	$8,571

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)

	As of March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$196	$101	$—	$301
Accounts receivable, net of allowances
— third parties	30	1,096	321	—	1,447
— related parties	1,110	530	45	(1,647)	38
Inventories	80	835	253	—	1,168
Prepaid expenses and other current assets	7	81	5	—	93
Fair value of derivative instruments	17	72	20	—	109
Deferred income tax assets	1	106	5	—	112
Assets held for sale	—	—	9	—	9
Total current assets	1,249	2,916	759	(1,647)	3,277
Property, plant and equipment, net	106	2,223	775	—	3,104
Goodwill	—	600	11	—	611
Intangible assets, net	9	636	4	—	649
Investments in and advances to non-consolidated affiliates	—	627	—	—	627
Investments in consolidated subsidiaries	3,449	530	—	(3,979)	—
Fair value of derivative instruments, net of current portion	—	1	—	—	1
Deferred income tax assets	4	43	28	—	75
Other long-term assets	548	280	8	(658)	178
Total assets	$5,365	$7,856	$1,585	$(6,284)	$8,522
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$9	$—	$—	$30
Short-term borrowings
— third parties	205	218	45	—	468
— related parties	—	600	—	(600)	—
Accounts payable
— third parties	26	752	429	—	1,207
— related parties	438	588	61	(1,040)	47
Fair value of derivative instruments	3	55	17	(1)	74
Accrued expenses and other current liabilities	102	332	69	(6)	497
Deferred income tax liabilities	—	28	—	—	28
Liabilities held for sale	—	—	1	—	1
Total current liabilities	795	2,582	622	(1,647)	2,352
Long-term debt, net of current portion
— third parties	4,232	47	155	—	4,434
— related parties	49	609	—	(658)	—
Deferred income tax liabilities	5	490	9	—	504
Accrued postretirement benefits	51	510	170	—	731
Other long-term liabilities	24	227	11	—	262
Total liabilities	5,156	4,465	967	(2,305)	8,283
Commitments and contingencies
Total temporary equity - intercompany	—	1,668	—	(1,668)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,654	—	—	—	1,654
Retained earnings (accumulated deficit)	(1,177)	2,010	658	(2,668)	(1,177)
Accumulated other comprehensive (loss) income	(268)	(287)	(70)	357	(268)
Total equity of our common shareholder	209	1,723	588	(2,311)	209
Noncontrolling interests	—	—	30	—	30
Total equity	209	1,723	618	(2,311)	239
Total liabilities and equity	$5,365	$7,856	$1,585	$(6,284)	$8,522

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(134)	$43	$3	$(14)	$(102)
INVESTING ACTIVITIES
Capital expenditures	(4)	(118)	(59)	—	(181)
Proceeds from related party loans receivable, net	13	—	—	(13)	—
Proceeds from settlement of other undesignated derivative instruments, net	2	(13)	5	—	(6)
Net cash provided by (used in) investing activities	11	(131)	(54)	(13)	(187)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	41	1	—	42
— related parties	—	—	21	(21)	—
Principal payments
— third parties	(5)	(12)	—	—	(17)
Short-term borrowings, net
— third parties	145	74	—	—	219
— related parties	—	(34)	—	34	—
Dividends, noncontrolling interests	—	(14)	—	14	—
Debt issuance costs	(7)	—	—	—	(7)
Net cash provided by financing activities	133	55	22	27	237
Net increase (decrease) in cash and cash equivalents	10	(33)	(29)	—	(52)
Effect of exchange rate changes on cash	—	1	(1)	—	—
Cash and cash equivalents — beginning of period	4	196	101	—	301
Cash and cash equivalents — end of period	$14	$164	$71	$—	$249

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Three Months Ended June 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(244)	$181	$58	$—	$(5)
INVESTING ACTIVITIES
Capital expenditures	(8)	(129)	(30)	—	(167)
Proceeds from sales of assets, net
— third parties	2	10	—	—	12
Proceeds from related party loans receivable, net	149	(60)	—	(87)	2
Proceeds (outflow) from settlement of other undesignated derivative instruments, net	4	(3)	—	—	1
Net cash provided by (used in) investing activities	147	(182)	(30)	(87)	(152)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	12	—	—	12
— related parties	49	1	—	(50)	—
Principal payments
— third parties	(4)	(1)	—	—	(5)
— related parties	—	(19)	—	19	—
Short-term borrowings, net
— third parties	40	52	—	—	92
— related parties	12	(130)	—	118	—
Dividends, noncontrolling interests	—	—	(1)	—	(1)
Net cash provided by (used in) financing activities	97	(85)	(1)	87	98
Net decrease in cash and cash equivalents	—	(86)	27	—	(59)
Effect of exchange rate changes on cash	—	6	(1)	—	5
Cash and cash equivalents — beginning of period	6	199	112	—	317
Cash and cash equivalents — end of period	$6	$119	$138	$—	$263

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

	Three months ended June 30, 2012
	Parent		Guarantors		Non-Guarantors		Eliminations
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Statement of Operations
Income (loss) before income taxes	$92	$93	$143	$169	$24	$25	$(147)	$(175)
Net income (loss)	$90	$91	$131	$156	$17	$19	$(147)	$(175)

Comprehensive income (loss)	$7	$7	$59	$82	$3	$8	$(63)	$(91)
Comprehensive income (loss) attributable to our common shareholder	7	7	59	82	4	9	$(63)	$(91)

Statement of Cash Flows
Net cash (used in) provided by operating activities	$(84)	$(244)	$76	$181	$98	$58	$(95)	$—
Net cash (provided by) used in investing activities	(9)	147	(112)	(182)	(31)	(30)	—	(87)
Net cash provided by (used in) financing activities	$93	$97	$(66)	$(85)	$(24)	$(1)	$95	$87

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
OVERVIEW AND REFERENCES

Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2013. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of June 30, 2013, we had manufacturing operations in nine countries on four continents, which include 25 operating plants, and recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions, but with the global footprint to service global customers.
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
As used in this Quarterly Report, consolidated “aluminum rolled product shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties. Regional “aluminum rolled product shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to “total shipments” include aluminum rolled products as well as certain other non-rolled product shipments, primarily scrap, UBC's, ingot, billets, and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the United States Securities and Exchange Commission (SEC) on May 15, 2013.

HIGHLIGHTS

Our performance in the first quarter of fiscal 2014 was negatively impacted by lower can shipments in North America due partly to unseasonably cooler and wet weather in the region, continued pricing pressures in North America, Europe, and Asia, and higher employee incentive costs due to a modification of our long term incentive plan, partially offset by an increase in the benefits we received from utilizing scrap metal. The decline in can volumes in North America were partially offset by continued strong demand for our automotive products globally and higher can shipments in Asia. We remain focused on executing our global rolling and recycling expansion projects which are progressing well.

•
“Net sales” for the three months ended June 30, 2013 was $2.4 billion, a decrease of 6% compared to the $2.6 billion reported in the same period a year ago. "Cost of goods sold (exclusive of depreciation and amortization)" for the three months ended June 30, 2013 was $2.1 billion, a decrease of 4% compared to the $2.2 billion we reported in the same period a year ago. These decreases were primarily the result of lower third party shipments and lower conversion premiums due to competitive market pressures. "Cost of goods sold (exclusive of depreciation and amortization)" was also lower due to higher benefits we received from using scrap metal.

•
We reported "Net income" of $14 million in the three months ended June 30, 2013, which is down compared to $91 million in the three months ended June 30, 2012, due primarily to the items mentioned above. Net income includes pre-tax unrealized gains (losses) on undesignated derivative instruments of a $12 million loss and a $13 million gain, in the three months ended June 30, 2013 and 2012, respectively, which were recorded in our statement of operations in periods prior to the offsetting impact of the hedged exposure. We recorded an income tax provision of $3 million in the three months ended June 30, 2013 compared to $21 million in the three months ended June 30, 2012.

•
Cash flow used in operations was $102 million for the three months ended June 30, 2013 compared to $5 million for the three months ended June 30, 2012. The unfavorable variance was the result of lower volumes, unfavorable conversion premiums, higher employment costs, and higher working capital.

•
All of our strategic expansion projects are progressing well. We spent $181 million on capital expenditures globally for the three months ended June 30, 2013, which primarily relates to our strategic expansion projects in Oswego, New York; Yeongju, South Korea; Ulsan, South Korea; Changzhou, China; Pinda, Brazil, and Nachterstedt, Germany, as well as expenditures on implementing a new ERP system.

•
We reported available liquidity of $730 million as of June 30, 2013, which is down compared to $760 million as of March 31, 2013. The decline is primarily attributable to the significant investments we made to fund our strategic expansion projects, higher working capital, and interest payments to service our debt obligations, partially offset by increasing our gross availability under our ABL Revolver by $200 million and entering into two new Korean loan facilities which provides for an additional $70 million of liquidity.

BUSINESS AND INDUSTRY CLIMATE

We are experiencing pricing pressures and increased competition, which are negatively impacting our profitability. The pricing pressures and competition are most notable in our North America, Europe, and Asia regions, which resulted in unfavorable reductions in conversion premiums with the renewals of can supply contracts. One factor contributing to the competitive landscape in Asia is the significantly higher local market premium that we must pay for the purchases of aluminum in Asia. We experienced a reduction in demand for our can products in North America partly due to an cooler, wet weather in the region, which has reduced beverage can consumption levels. Benefits from the utilization of scrap increased due to favorable discounts we received on the procurement of scrap and higher usage of scrap, partially offset by the decline in average aluminum prices to $1,834 per metric tonne during the three months ended June 30, 2013 compared to $1,977 per metric tonne during the three months ended June 30, 2012. Demand for our automotive industry products continues to be strong globally, which is driven by an increase in the use of aluminum in vehicles.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	March 31, 2013	June 30, 2013
Net sales	$2,550	$2,441	$2,321	$2,500	$9,812	$2,408
Percentage increase (decrease) in net sales versus comparable previous year period	(18)%	(15)%	(6)%	(4)%	(11)%	(6)%
Rolled product shipments:
North America	266	269	216	239	990	238
Europe	233	218	192	218	861	232
Asia	136	142	141	143	562	162
South America	89	92	107	107	395	92
Eliminations	(2)	(2)	(9)	(9)	(22)	(16)
Total	722	719	647	698	2,786	708

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	(8)%	(2)%	(13)%	(6)%	(7)%	(11)%
Europe	(2)%	(4)%	5%	(5)%	(2)%	—%
Asia	(11)%	8%	21%	15%	7%	19%
South America	(1)%	5%	7%	10%	5%	3%
Total	(6)%	—%	—%	(1)%	(2)%	(2)%

Business Model and Key Concepts
Conversion Business Model

Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with two components: (i) a pass-through aluminum price based on the London Metal Exchange (LME) plus local market premiums and (ii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product.

Metal Price Lag and Related Hedging Activities

Increases or decreases in the average price of aluminum directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: 1) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers, and 2) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with metal price lag. These derivatives directly hedge the economic risk of future metal price fluctuations to ensure we sell metal for the same price at which we purchase metal.

LME Aluminum Prices
The average (based on the simple average of the monthly averages) and closing price based upon the LME prices for aluminum for the three months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Percent
	2013	2012	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,882	$2,099	(10)%
Average cash price during the period	$1,834	$1,977	(7)%
Closing cash price as of end of period	$1,731	$1,835	(6)%

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

Average aluminum prices were lower in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 and declined from March 31, 2013 to June 30, 2013. The fluctuating prices and timing of when derivatives are realized resulted in $10 million of net unrealized losses and $8 million of net unrealized gains on undesignated metal derivatives in the first quarter of fiscal 2014 and 2013, respectively.

The benefit we receive from utilizing UBCs and scrap are influenced by the market price for UBC's and scrap, which are based on a discount off LME aluminum prices. Average aluminum prices were $143 per metric tonne lower in the first quarter of fiscal 2014 compared to first quarter of fiscal 2013. The discounts off prime we received to procure UBCs and scrap were more favorable in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, which more than offset the unfavorable impact of lower aluminum prices.
See Segment Review below for the impact of metal price lag on each of our segments.

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into the U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three months ended June 30, 2013 and 2012:

			Average Exchange Rate
	Exchange Rate as of		Three Months Ended
	June 30, 2013	March 31, 2013	June 30,
			2013	2012
U.S. dollar per Euro	1.302	1.282	1.305	1.278
Brazilian real per U.S. dollar	2.216	2.014	2.116	1.978
South Korean won per U.S. dollar	1,150	1,112	1,129	1,155
Canadian dollar per U.S. dollar	1.050	1.016	1.031	1.012
In the first quarter of fiscal 2014, the U.S. dollar was on average stronger against the Brazilian real and Canadian dollar, while it was weaker against the Euro and South Korean won, as compared to the first quarter of 2013. In South Korea and Europe, the weaker U.S. dollar resulted in favorable foreign exchange translation when comparing the first quarter of fiscal 2014 operating results with the first quarter of fiscal 2013, as these operations are recorded in their local currency and translated into the U.S. dollar reporting currency. In Brazil, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our costs are predominately based in the Brazilian real. The stronger U.S. dollar compared to the Brazilian real resulted in a favorable remeasurement of our operating costs into the U.S. dollar in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures and net investment in foreign subsidiaries.
The impact of foreign exchange remeasurement, net of the related hedges, was a $5 million gain in both the first quarter of fiscal 2014 and 2013, due to gains on the Brazilian real denominated liabilities being remeasured to the U.S. dollar, partially offset by our hedging losses on these liabilities. For other foreign currency hedging programs, the unrealized gains or losses on undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the first quarter of fiscal 2014 and fiscal 2013 resulted in $2 million of unrealized losses on undesignated foreign currency derivatives, in both periods, which were not recognized in the same period as the hedged transaction.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012
Our performance in the first quarter of fiscal 2014 was down compared to the same period in the prior year due to pricing pressures we experienced with our can customers in North America, Europe, and Asia; lower can shipments in North America due partly to unseasonably cooler and wet weather; and higher employment related costs. These factors were partially offset by strong demand for our automotive products, higher can shipments in Asia, and an increase in the benefits we realize from utilizing scrap metal due to higher usage of scrap and higher discounts we received in the procurement of scrap. “Net sales” declined 6% driven by a 7% decrease in average aluminum prices, a 2% decline in flat rolled product shipments, as well as lower conversion premiums in our can products driven by competitive market conditions.
“Cost of goods sold (exclusive of depreciation and amortization)” declined by 4% due primarily to lower average aluminum prices, a 2% decline in flat rolled product shipments, and input cost reductions from utilizing scrap. These declines resulted in lower metal input costs of $181 million.
"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" reflect operations of three European foil and packaging plants which were sold in June 2012. The impact of selling the three plants resulted in an unfavorable impact on European "Segment income" by $1 million in the three months ended June 30, 2013 compared to the same period in prior year.
“Income before income taxes” for the three months ended June 30, 2013 was $17 million, compared to $112 million in the three months ended June 30, 2012. In addition to the factors noted above, the following items affected “Income before income taxes:”
•"Selling, general and administrative expenses" increased $18 million primarily due to higher employee incentives related to an amendment made to our long term incentive plans and wage inflation;
•“Depreciation and amortization” increased $4 million due to our rolling expansion project in Pinda, Brazil which we commissioned in December 2012, our recycling expansion in Yeongju, South Korea which we commissioned in October 2012, and amortization of our new ERP system, partially offset by fixed assets reaching their fully depreciated balances and certain facilities being sold or shut-down;
•"Restructuring charges, net" of $9 million for the three months ended June 30, 2013 is primarily severance charges related to continuing efforts to reduce the cost of our business support organization for the European region and other charges related to the relocation of our research and development operations compared to $5 million of severance charges we incurred related to the closure of our Saguenay Works plant in Quebec, Canada in the prior year;
•"Gain on assets held for sale" of $5 million for the three months ended June 30, 2012 related to the disposal of three foil rolling and packaging operations in Europe; and
•Unrealized losses of $12 million for the three months ended June 30, 2013 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $13 million of gains in the same period in the prior year, which is reported as "Other income, net."
Our effective tax rate for the three months ended June 30, 2013 was 14%, compared to 18% in the three months ended June 30, 2012.
We reported “Net income attributable to our common shareholder” of $14 million for the three months ended June 30, 2013 as compared to $91 million for the three months ended June 30, 2012, primarily as a result of the factors discussed above.
Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring charges, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. See Note 5 — Consolidation and Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of total “Segment income.”

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 17 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Other and eliminations" must adjust for proportional consolidation of each line item, and eliminate intersegment shipments (in kt), intersegment sales, and intersegment income.

Selected Operating Results Three Months Ended June 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$780	$814	$485	$334	$(5)	$2,408
Shipments
Rolled products - third party	237	225	157	89	—	708
Rolled products - intersegment	1	7	5	3	(16)	—
Total rolled products	238	232	162	92	(16)	708
Non-rolled products	9	14	—	24	(4)	43
Total shipments	247	246	162	116	(20)	751

Selected Operating Results Three Months Ended June 30, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$920	$863	$428	$308	$31	$2,550
Shipments
Rolled products - third party	266	231	136	89	—	722
Rolled products - intersegment	—	2	—	—	(2)	—
Rolled products	266	233	136	89	(2)	722
Non-rolled products	3	7	—	16	—	26
Total shipments	269	240	136	105	(2)	748

The following table reconciles changes in “Segment income” for the three months ended June 30, 2012 to the three months ended June 30, 2013 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency remeasurement hedging activities.

Changes in Segment income	North America	Europe (A)	Asia	South America	Eliminations	Total
Segment Income - Three Months Ended June 30, 2012	$89	$74	$46	$50	$—	$259
Volume	(30)	(2)	11	2	(11)	(30)
Conversion premium and product mix	(19)	(45)	(10)	1	—	(73)
Conversion costs (B)	7	41	10	(6)	11	63
Metal price lag	(1)	—	(4)	(3)	—	(8)
Foreign exchange	3	1	(1)	1	—	4
Primary metal production	—	—	—	1	—	1
Selling, general & administrative and research & development costs (C)	(4)	(2)	(4)	(4)	—	(14)
Other changes	1	3	(2)	—	—	2
Segment Income - Three Months Ended June 30, 2013	$46	$70	$46	$42	$—	$204

(A)
Included in the Europe "Segment income" for the three months ended June 30, 2012 were the operating results of three foil and packaging plants (Rugles, France; Dudelange, Luxembourg; and Berlin, Germany) that we sold on June 28, 2012. The change to "Segment income" attributable to these three foil plants for the three months ended June 30, 2013 compared to the prior year was unfavorable by $1 million. The following table reconciles changes in “Segment income” for the three months ended June 30, 2012 to the three months ended June 30, 2013 (in millions), with the impact of the foil and packaging plants separately identified.

Changes in Segment income	Europe	Total
Segment Income - Three Months Ended June 30, 2012	74	259
Volume	12	(16)
Conversion premium and product mix	(20)	(48)
Conversion costs	5	27
Metal price lag	—	(8)
Foreign exchange	3	6
Primary metal production	—	1
Selling, general & administrative and research & development costs	(6)	(18)
Other changes	3	2
Net impact of three foil plants sold in fiscal 2013	(1)	(1)
Segment Income - Three Months Ended June 30, 2013	$70	$204

(B)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of utilizing scrap and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

(C)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. These costs increased in the first quarter of fiscal 2014 compared to first quarter of fiscal 2013 for the following reasons: 1) higher employee incentive costs attributable to the modification of our long term incentive plan and 2) wage inflation. Other significant fluctuations are discussed below.

North America
“Net sales” were down $140 million, or 15%, reflecting a decline in volumes, lower average price of aluminum, and reduced conversion premiums, partially offset by increases in our automotive product shipments. Shipments of our can products declined due to lower beverage can consumption in North America, which resulted partly from unseasonably cooler and wet weather. We also experienced a decline in shipments of industrial related products.

“Segment income” was $46 million, down 48%, reflecting lower can volumes, unfavorable conversion premiums, and higher general and administrative costs. Excess capacity in the can market in North America resulted in pricing pressures we experienced with the renewal of existing customers' supply contracts in prior fiscal year and has driven down our conversion premiums. Our conversion costs were favorable in the quarter compared to prior year due primarily to production and supply chain issues we experienced in the first quarter of fiscal 2013 related to transferring our Saguenay plant capacity to other North America plants and reductions in certain metal procurement costs, partially offset by a reduction in the benefits from the utilization of scrap. We experienced higher general and administrative costs due to higher employment related expenses.
We began the commissioning phase of our automotive sheet finishing project at our Oswego, New York facility in July 2013, which will result in approximately 240 kt of additional automotive finishing capacity annually when it is operating at full capacity.
Europe
“Net sales” were down $49 million, or 6%, reflecting lower shipments of our light gauge products and lower average aluminum prices, partially offset by higher shipments of our can and automotive flat rolled products and higher shipments of our non-flat rolled products. The reduction in our light gauge products was due to the sale of our European aluminum foil and packaging rolling plants in June of 2012. Excluding the impact from our European foil and packaging plants, our volumes were favorable by $12 million as a result of stronger third party shipments of our can and automotive products, as well as higher intersegment flat rolled products sold to other Novelis regions.
“Segment income” was $70 million, a decrease of 5%, driven by unfavorable conversion premiums partially offset by improved conversion costs. The products sold by the three European foil and packaging plants had high conversion premiums and high conversion costs, which resulted in lower conversion premiums and lower conversion costs in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. Additionally, we experienced declines in our can prices and an unfavorable mix in our automotive products, excluding the impact of our European foil and packaging plants. Conversion costs were favorable due to an increase in the benefits from the utilization of scrap and reductions in certain metal procurement costs, partially offset by higher freight costs. Other changes include favorable results from certain hedging programs.
We are building a fully integrated recycling facility at our Nachterstedt, Germany plant, which will have an annual capacity of approximately 400 kt, when operating at full capacity. The recycling facility is expected to be commissioned in the middle of calendar year 2014.

Asia
“Net sales” were up $57 million, or 13%, reflecting an increase in volumes in our can and industrial products, partially offset by lower average prices of aluminum. The increase in our can volumes were driven by our Asia segment supplying can customers in the Middle East, which were supplied by other segments in prior year; an increase in demand from a large can customer; and higher flat rolled product shipments to our.
“Segment income” was flat at $46 million, due to lower conversion premiums, unfavorable metal price lag, and higher general and administrative costs, offset by higher volumes and favorable conversion costs. We are facing more competition, primarily from FRP suppliers in China, which has put significant pressure on our conversion margins we charge our customers. The local market premium on aluminum has increased significantly over the last year, which has increased our cost of metal. Many of our competitors in the region base their metal purchases off the Shanghai Metal Exchange, which does not have a local market premium. Our conversion costs were favorable due to an increase in the benefits of utilizing scrap from an increase in our recycling capabilities in our Yeongju, South Korea facility. General and administrative costs were higher due to labor inflation and increased headcount for our new Vietnam recycling center and the construction of our new heat treatment plant in China.
The expansion of our recycling facility in Yeongju, South Korea became operational in October 2012 and will increase our annual recycling capacity by approximately 265 kt when the facility is operating at full capacity. In June 2013, we commissioned our first recycling collection center in Ho Chi Minh City, Vietnam, which will handle the procurement, cleaning and baling of UBCs and feed the UBCs to our recycling facility in Yeongju, South Korea. In July 2013, we began the commissioning phase of our rolling expansion facilities in South Korea which will result in approximately 350 kt of additional capacity when operating at full capacity. We broke ground on an aluminum automotive sheet finishing plant in Changzhou, China in October 2012, which will have annual capacity of approximately 120 kt. The automotive sheet finishing plant is expected to be operational in the middle of calendar year 2014.
South America
“Net sales” were up $26 million, or 8%, due primarily to higher non-flat rolled product volumes, partially offset by lower average prices of aluminum. Shipments of flat rolled products to third parties remained unchanged compared to prior year. Shipments of our non-flat rolled products increased due to higher scrap and billet sales.
“Segment income” was $42 million, down 16%, due to unfavorable conversion costs, higher general and administrative costs, and unfavorable metal price lag, partially offset by an increase in FRP intersegment shipments to other Novelis regions. Conversion costs were unfavorable due to higher labor and freight costs, partially offset by an increase in the benefits of utilizing scrap.
Our Pinda facility expansion in Brazil began the commissioning phase in December 2012 and will result in approximately 220 kt of additional capacity annually, when the facility is operating at full capacity. Additionally, we are installing a new coating line for beverage can end stock to increase our can coating capacity by approximately 100 kt annually and expanding our recycling capacity by approximately 190 kt in our Pinda facility which is expected to become operational at the end of calendar year 2013. In March 2013, we shut down one of our two primary aluminum smelter lines in Brazil, as we continue to increase the use of recycled metal over prime.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended June 30, 2013 and 2012 (in millions).

	Three Months Ended June 30,
	2013	2012
North America	$46	$89
Europe	70	74
Asia	46	46
South America	42	50
Total Segment income	204	259
Depreciation and amortization	(77)	(73)
Interest expense and amortization of debt issuance costs	(76)	(74)
Adjustment to eliminate proportional consolidation	(11)	(11)
Unrealized gains (losses) on change in fair value of derivative instruments, net	(12)	13
Realized gains on derivative instruments not included in segment income	2	2
Restructuring charges, net	(9)	(5)
Gain on assets held for sale	—	5
Other costs, net	(4)	(4)
Income before income taxes	17	112
Income tax provision	3	21
Net income	14	91
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$14	$91
"Depreciation and amortization” increased by $4 million due to additional deprecation from our rolling expansion project in Pinda, Brazil, which we commissioned in December 2012; our recycling expansion in Yeongju, South Korea, which we commissioned in October 2012; and amortization of our new ERP system. Partially offsetting these increases were fixed assets reaching their fully depreciated balances and to certain facility shut-downs over the past several years. As disclosed in Note 2 - Restructuring Programs and Note 4 - Assets Held for Sale to our financial statements, the following facilities were either closed or divested in fiscal 2013: the Saguenay Works facility in Quebec, Canada; and three foil and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. As of June 30, 2013, all of these facilities had been either sold, scrapped or have been impaired to their estimated realizable values, which was close to zero.
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
"Realized gains on derivative instruments not included in segment income" represents realized gains on foreign currency derivatives related to capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES
We believe we have adequate liquidity to meet our operational and capital requirements for the foreseeable future. Our primary sources of liquidity are cash and cash equivalents, borrowing availability under our committed credit facilities, cash generated by operating activities, and local financing options.
Available Liquidity
Our available liquidity as of June 30, 2013 and March 31, 2013 is as follows (in millions):

	June 30, 2013	March 31, 2013
Cash and cash equivalents	$249	$301
Availability under committed credit facilities	481	459
Total liquidity	$730	$760

As of June 30, 2013, we had available liquidity of $730 million, which is down from $760 million as of March 31, 2013. The decline in our "Total liquidity" is attributable to the significant investments that we are making to fund our strategic expansion projects, higher working capital, and interest payments made to service our debt obligations, partially offset by an increase in our gross availability under our committed credit facilities. During the first quarter of fiscal 2014, we amended our ABL agreement which increased our facility from $800 million to $1 billion and entered into two revolving loan facilities with Korean banks for additional borrowing capacity of $70 million (KRW 80 billion).

We expect to maintain adequate liquidity throughout fiscal 2014 despite the market pressures we are experiencing and the significant investments we are making with our expansion projects.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of June 30, 2013, we held approximately $14 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2013, we held $61 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, repatriating cash from jurisdictions for which we have not asserted that earnings are permanently reinvested. Cash held outside Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2013, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows the “Free cash flow” for the three months ended June 30, 2013 and 2012, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Three Months Ended June 30,
	2013	2012	Change
Net cash used in operating activities	$(102)	$(5)	$(97)
Net cash used in investing activities	(187)	(152)	(35)
Less: Proceeds from sales of assets	—	(12)	12
Free cash flow	$(289)	$(169)	$(120)
Ending cash and cash equivalents	$249	$263	$(14)

“Free cash flow” was negative $289 million for the three months ended June 30, 2013, which was unfavorable by $120 million as compared to the three months ended June 30, 2012. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash used in operating activities was $102 million for the three months ended June 30, 2013, which compares unfavorably to $5 million in the three months ended June 30, 2012. The increase in net cash used in operating activities was primarily the result of higher working capital and lower "Segment income" in the three months ended June 30, 2013 of $204 million as compared to the three months ended June 30, 2012 of $259 million.

During the three months ended June 30, 2013 and 2012, cash used to fund our working capital was $150 million and $125 million, respectively. Contributing to the higher working capital in the three months ended June 30, 2013 was a $149 million decline in "Accounts payable," which was the result of certain large vendor payables outstanding as of March 31, 2013, which were paid in April 2013, and lower average aluminum prices. "Inventories" declined by $12 million as compared to March 31, 2013 due to lower average aluminum prices, partially offset by a 3% increase in quantities on hand. We experienced a $29 million increase in "Accounts receivable, net" at June 30, 2013 compared to March 31, 2013, due to delays in cash receipts from two key customers in Europe, partially offset by lower average aluminum prices, a reduction in accounts receivable in North America due to lower shipments, and an increase in our forfaiting and factoring of our receivables. As of June 30, 2013 and March 31, 2013, we had forfaited and factored, without recourse, certain trade receivable aggregating $145 million and $123 million, respectively, which had a favorable impact to net cash used in operating activities by $22 million for the quarter ended June 30, 2013. We determine the need to forfait and factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. Working capital increased in the three months ended June 30, 2012 primarily due to a $75 million increase in "Inventories" which was the result of higher quantities on hand.

Included in cash flows from operating activities was $124 million, and $120 million, of interest payments in the three months ended June 30, 2013 and 2012, respectively. Cash flows from operating activities also included $31 million, and $40 million, of cash paid for income taxes in the three months ended June 30, 2013 and 2012, respectively. We contributed $13 million, and $17 million to our pension plans during the three months ended June 30, 2013 and 2012, respectively. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. We plan to utilize the relief provided by MAP-21 in fiscal 2014, which reduces our minimum required defined benefit pension funding. During the remainder of fiscal 2014, we expect to contribute an additional $14 million to our funded pension plans, $8 million to our unfunded pension plans and $15 million to our savings and defined contribution plans.

We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of June 30, 2013, we estimate there will be a net cash inflow of $18 million on the instruments that will settle in the three months ended September 30, 2013.

More details on our operating activities can be found above in “Results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012."
Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Three Months Ended June 30,
	2013	2012	Change
Capital expenditures	$(181)	$(167)	$(14)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(6)	1	(7)
Proceeds from sales of assets, third parties	—	10	(10)
Proceeds from sales of assets, related parties	—	2	(2)
Proceeds from related party loans receivable, net	—	2	(2)
Net cash used in investing activities	$(187)	$(152)	$(35)

We had $181 million of cash outflows for "Capital expenditures" for the three months ended June 30, 2013, compared to $167 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, our "Capital expenditures" were primarily attributable to our rolling expansions in South Korea; our automotive sheet finishing plants in the U.S. and China; our recycling expansions in Germany and Brazil; and expenditures related to our ERP implementation. For the three months ended June 30, 2012, our "Capital expenditures" were primarily attributable to our rolling expansions in Brazil and South Korea; our automotive sheet finishing plant in the U.S.; and expenditures related to our ERP implementation. The following table summarizes our global expansion projects:

Location	Description of Expansion	Estimated Capacity (at full capacity)	Actual or estimated commission start date
North America
Oswego, NY	Automotive sheet finishing plant	240 kt	July 2013
Europe
Nachterstedt, Germany	Recycling expansion	400 kt	Mid CY2014
Asia
Ulsan & Yeongju, South Korea	Rolling expansion	350 kt	July 2013
Yeongju, South Korea	Recycling expansion	265 kt	October 2012
Changzhou, China	Automotive sheet finishing plant	120 kt	Mid CY2014
South America
Pinda, Brazil	Rolling expansion	220 kt	December 2012
Pinda, Brazil	Can coating line	100 kt	End CY2013
Pinda, Brazil	Recycling expansion	190 kt	End CY2013

As of June 30, 2013, we had $67 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to June 30, 2013. We expect capital expenditures for fiscal 2014 to be between $700 million and $750 million.

The settlement of undesignated derivative instruments resulted in a cash outflows of $6 million, and cash inflows of $1 million, in the three months ended June 30, 2013 and 2012, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.
We received $10 million of proceeds, net of transaction fees, related to the sale of three foil plants in Europe in the three months ended June 30, 2012.

“Proceeds (outflow) from related party loans receivable, net,” during all periods are primarily comprised of additional loans made to our nonconsolidated affiliate, Aluminium Norf GmbH (Alunorf), net of payments we received related to a previous loan due from Alunorf.
Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Three Months Ended June 30,
	2013	2012	Change
Proceeds from issuance of debt, third parties	$42	$12	$30
Principal payments, third parties	(17)	(5)	(12)
Short-term borrowings, net	219	92	127
Dividends, noncontrolling interest	—	(1)	1
Debt issuance costs	(7)	—	(7)
Net cash provided by financing activities	$237	$98	$139

During the three months ended June 30, 2013, we received proceeds of $41 million related to the issuance of new short-term loans in Brazil and proceeds of $1 million related to the issuance of new short-term loans in Vietnam. We made principal repayments of $10 million on short-term Brazil loans and $7 million on various capital lease obligations and other loans. We also received net proceeds of $219 million in short-term borrowings, which consists of an additional $233 million under our ABL Revolver, partially offset by bank overdraft repayments and other loan repayments of $13 million. In May 2013, we amended and extended our old ABL Facility by entering into a $1 billion, five-year, Senior Secured Asset-Backed Revolving Credit Facility. We paid $7 million in debt issuance fees in the three months ended June 30, 2013 related to this amendment.
As of June 30, 2013, our short-term borrowings were $719 million consisting of $550 million of loans under our ABL Revolver, $44 million in Novelis Korea bank loans, $124 million in Novelis Brazil loans, and $1 million in Novelis Vietnam loans. The weighted average interest rate on our total short-term borrowings was 3.14% and 4.83% as of June 30, 2013 and March 31, 2013, respectively. As of June 30, 2013, $25 million of the ABL Revolver was utilized for letters of credit, and we had $411 million in remaining availability under the ABL Revolver. As of June 30, 2013, we had $3 million of outstanding letters of credit in Korea which are not related to the ABL Revolver.
During the three months ended June 30, 2012 we increased our short-term borrowings $92 million, which was primarily under our senior secured credit facilities and increased other borrowings $12 million, which was primarily new Brazil loans.
Dividends paid to our noncontrolling interests in the three months ended June 30, 2012, were $1 million related to our Asia operating segment.

OFF-BALANCE SHEET ARRANGEMENTS
The following discussion addresses the applicable off-balance sheet items for our Company.
Derivative Instruments
See Note 11 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements for a full description of derivative instruments.
Guarantees of Indebtedness
We have issued guarantees on behalf of certain of our wholly-owned subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries hold any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables for these entities are already included in our condensed consolidated balance sheets. We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets. We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2013, our guarantee was less than $1 million.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2013 and March 31, 2013, we are not involved in any unconsolidated SPE transactions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the three months ended June 30, 2013, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

"Free cash flow" consists of: (a) net cash provided by (used in) operating activities; (b) plus net cash provided by (used in) investing activities and (c) less proceeds from sales of assets. Management believes that "Free cash flow" is relevant to investors as they provide a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, "Free cash flow" is not a measurement of financial performance or liquidity under U.S. GAAP and does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of "Free cash flow." In addition, the company's method of calculating "Free cash flow" may not be consistent with that of other companies.

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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with aluminum prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing to fund current operations and for future capital requirements;

•	the level of our indebtedness and our ability to generate cash;

•	lowering of our ratings by a credit rating agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation (including product liability claims), environmental remediation and clean-up costs, breakdown of equipment and other events;

•	changes in general economic conditions, including deterioration in the global economy;

•	changes in the fair value of derivative instruments or the failure of counterparties to our derivative instruments to honor their agreements;

•	the capacity and effectiveness of our metal hedging activities;

•	availability of production capacity;

•	impairment of our goodwill, other intangible assets, and long-lived assets;

•	loss of key management and other personnel, or an inability to attract such management and other personnel;

•	risks relating to future acquisitions or divestitures;

•	our inability to successfully implement our growth initiatives;

•	changes in interest rates affecting the amounts we pay under our senior secured credit facilities, other financing agreements and our defined benefit pension plans;

•	risks relating to certain joint ventures and subsidiaries that we do not entirely control;

•	the effect of new derivatives legislation on our ability to hedge risks associated with our business;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	cyclical demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; and

•	changes in government regulations, particularly those affecting taxes and tax rates, health care reform, climate change, environmental, health or safety compliance.
The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013 and in Part II, "Item 1A. Risk Factors" in this Form 10-Q.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2013 condensed consolidated balance sheets.

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
Aluminum
Most of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our products have a price structure with two components: (i) a pass through aluminum price based on the London Metal Exchange (LME) plus local market premiums and (ii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product.

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
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We sell short-term LME aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to ensure we sell metal for the same price at which we purchase metal.
Sensitivities
We estimate that a 10% increase in LME aluminum prices would result in a $43 million pre-tax loss related to the change in fair value of our aluminum contracts as of June 30, 2013.

Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the three months ended June 30, 2013, natural gas and electricity represented approximately 96% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelters in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts.
A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet 100% of our total electricity requirements for our smelter operations. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.
Fluctuating energy costs worldwide, due to the changes in supply and international and geopolitical events, expose us to earnings volatility as changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2013, given a 10% decline in spot prices for energy contracts ($ in millions).

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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2013, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(44)
Euro	10%	(24)
Korean won	(10)%	(40)
Canadian dollar	(10)%	(2)
British pound	(10)%	(3)
Swiss franc	(10)%	(5)
Chinese yuan	10%	(1)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 2.75% plus the higher of LIBOR or 100 basis points (1% floor). As of June 30, 2013, this floor feature was in effect, so our debt paid a rate of 3.75%. Due to the floor feature of the Term Loan Facility, as of June 30, 2013, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 73 basis points (bp).

From time to time, we have used interest rate swaps to manage our debt cost. As of June 30, 2013, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of June 30, 2013.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2013, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

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

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 16 — Commitments and Contingencies to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

10.1
Amendment No. 3 to Credit Facility, dated as of March 5, 2013, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors parties thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent

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

NOVELIS INC.
By:	/s/ Steven Fisher
Steven Fisher
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By:	/s/ Robert P. Nelson
Robert P. Nelson
Vice President Finance — Controller
(Principal Accounting Officer)
Date: August 12, 2013

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

10.1
Amendment No. 3 to Credit Facility, dated as of March 5, 2013, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors parties thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent

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