Form 10-Q
period 2013-09-30
Novelis Inc.
filed 2013-11-12
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales	$2,427	$2,441	$4,835	$4,991
Cost of goods sold (exclusive of depreciation and amortization)	2,087	2,077	4,192	4,279
Selling, general and administrative expenses	109	102	229	204
Depreciation and amortization	79	69	156	142
Research and development expenses	12	13	22	25
Interest expense and amortization of debt issuance costs	75	73	151	147
Loss (gain) on assets held for sale	—	2	—	(3)
Restructuring and impairment, net	18	17	27	22
Equity in net loss of non-consolidated affiliates	3	3	7	5
Other income, net	(5)	(2)	(15)	(29)
	2,378	2,354	4,769	4,792
Income before income taxes	49	87	66	199
Income tax provision	26	37	29	58
Net income	23	50	37	141
Net income attributable to noncontrolling interests	—	1	—	1
Net income attributable to our common shareholder	$23	$49	$37	$140
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In millions)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$23	$—	$23	$49	$1	$50
Other comprehensive income (loss):
Currency translation adjustment	94	(1)	93	47	1	48
Net change in fair value of effective portion of cash flow hedges	3	—	3	(30)	—	(30)
Net change in pension and other benefits	97	—	97	6	—	6
Other comprehensive income (loss) before income tax effect	194	(1)	193	23	1	24
Income tax provision (benefit) related to items of other comprehensive income (loss)	32	—	32	(10)	—	(10)
Other comprehensive income (loss), net of tax	162	(1)	161	33	1	34
Comprehensive income (loss)	$185	$(1)	$184	$82	$2	$84

	Six Months Ended September 30, 2013			Six Months Ended September 30, 2012
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$37	$—	$37	$140	$1	$141
Other comprehensive income (loss):
Currency translation adjustment	92	(2)	90	(34)	—	(34)
Net change in fair value of effective portion of cash flow hedges	(43)	—	(43)	(58)	—	(58)
Net change in pension and other benefits	103	—	103	30	—	30
Other comprehensive income (loss) before income tax effect	152	(2)	150	(62)	—	(62)
Income tax provision (benefit) related to items of other comprehensive income (loss)	32	—	32	(11)	—	(11)
Other comprehensive income (loss), net of tax	120	(2)	118	(51)	—	(51)
Comprehensive income (loss)	$157	$(2)	$155	$89	$1	$90
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	September 30, 2013	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$338	$301
Accounts receivable, net
— third parties (net of allowances of $4 as of September 30, 2013 and $3 as of March 31, 2013, respectively)	1,290	1,447
— related parties	45	38
Inventories	1,126	1,168
Prepaid expenses and other current assets	90	93
Fair value of derivative instruments	53	109
Deferred income tax assets	116	112
Assets held for sale	34	9
Total current assets	3,092	3,277
Property, plant and equipment, net	3,327	3,104
Goodwill	611	611
Intangible assets, net	645	649
Investment in and advances to non–consolidated affiliates	653	627
Deferred income tax assets	43	75
Other long–term assets
— third parties	178	166
— related parties	13	13
Total assets	$8,562	$8,522
LIABILITIES AND EQUITY
Current liabilities
Current portion of long–term debt	$31	$30
Short–term borrowings	640	468
Accounts payable
— third parties	991	1,207
— related parties	51	47
Fair value of derivative instruments	79	74
Accrued expenses and other current liabilities	532	497
Deferred income tax liabilities	19	28
Liabilities held for sale	12	1
Total current liabilities	2,355	2,352
Long–term debt, net of current portion	4,429	4,434
Deferred income tax liabilities	468	504
Accrued postretirement benefits	653	731
Other long–term liabilities	263	262
Total liabilities	8,168	8,283
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2013 and March 31, 2013	—	—
Additional paid–in capital	1,654	1,654
Accumulated deficit	(1,140)	(1,177)
Accumulated other comprehensive loss	(148)	(268)
Total equity of our common shareholder	366	209
Noncontrolling interests	28	30
Total equity	394	239
Total liabilities and equity	$8,562	$8,522
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Six Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES
Net income	$37	$141
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	156	142
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	14	(11)
Gain on assets held for sale	—	(3)
Deferred income taxes	(20)	13
Amortization of fair value adjustments, net	6	8
Equity in net loss of non–consolidated affiliates	7	5
Loss (gain) on foreign exchange remeasurement of debt	2	(7)
Loss (gain) on sale of assets	2	(1)
Non-cash impairment charges	8	1
Amortization of debt issuance costs and carrying value adjustments	13	13
Other, net	(2)	1
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from acquisitions and divestitures):
Accounts receivable	163	30
Inventories	20	(148)
Accounts payable	(213)	(5)
Other current assets	39	(31)
Other current liabilities	10	(8)
Other noncurrent assets	(6)	(6)
Other noncurrent liabilities	12	(17)
Net cash provided by operating activities	248	117
INVESTING ACTIVITIES
Capital expenditures	(365)	(345)
Proceeds from sales of assets, third party, net	—	5
Proceeds from sales of assets, related party, net	8	2
Proceeds from investment in and advances to non–consolidated affiliates, net	—	1
Proceeds from related party loans receivable, net	—	2
Proceeds from settlement of other undesignated derivative instruments, net	6	31
Net cash used in investing activities	(351)	(304)
FINANCING ACTIVITIES
Proceeds from issuance of debt	76	46
Principal payments	(59)	(11)
Short–term borrowings, net	131	54
Dividends, noncontrolling interest	—	(2)
Debt issuance costs	(8)	—
Net cash provided by financing activities	140	87
Net increase (decrease) in cash and cash equivalents	37	(100)
Effect of exchange rate changes on cash	—	10
Cash and cash equivalents — beginning of period	301	317
Cash and cash equivalents — end of period	$338	$227

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2013	1,000	$—	$1,654	$(1,177)	$(268)	$30	$239
Net income attributable to our common shareholder	—	—	—	37	—	—	37
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Currency translation adjustment, net of tax impact of $–million included in AOCI	—	—	—	—	92	(2)	90
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $6 included in AOCI	—	—	—	—	(37)	—	(37)
Change in pension and other benefits, net of tax provision of $38 included in AOCI	—	—	—	—	65	—	65
Balance as of September 30, 2013	1,000	$—	$1,654	$(1,140)	$(148)	$28	$394
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
Description of Business and Basis of Presentation
Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs). As of September 30, 2013, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 25 operating plants, including recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated “Net income attributable to our common shareholder” includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of equity method investments and net losses.
Reclassifications and Adjustments
Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted in the current period. Impairment charges were previously presented within "Other income, net" and are now included within "Restructuring and impairment, net." "Fair value of derivative instruments, net of current portion" were previously presented as a separate line item on our condensed consolidated balance sheets and are now included within "Other long-term assets, third parties."

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2.    RESTRUCTURING AND IMPAIRMENT, NET
“Restructuring and impairment, net” for the six months ended September 30, 2013 and 2012 was $27 million and $22 million, respectively.
Of the $27 million and $22 million of "Restructuring and impairment, net" charges for the six months ended September 30, 2013 and 2012, $8 million and $1 million, respectively, represent non-cash charges on asset impairments unrelated to our restructuring activities and an additional $1 million of other period expenses in the current year that were not included in the liability. In the six months ended September 30, 2013, we had impairment charges of $7 million on our non-core assets in South America and $1 million on assets in North America. Therefore, the aforementioned impairment charges and other period expenses did not affect the restructuring liability balance as of September 30, 2013.
The following table summarizes our restructuring liability activity by segment (in millions).

	North America	Europe	Asia	South America	Corporate	Total Restructuring Liabilities
Balance as of March 31, 2013	$7	$10	$—	$14	$2	$33
Provisions	1	15	—	2	—	18
Cash payments	(3)	(6)	—	(6)	(1)	(16)
Foreign currency translation and other	—	1	—	(1)	—	—
Balance as of September 30, 2013	$5	$20	$—	$9	$1	$35
As of September 30, 2013, $34 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $1 million was classified as long-term and was included in "Other long-term liabilities" in our condensed consolidated balance sheets.
North America
Restructuring charges for the six months ended September 30, 2013 were $1 million, which consisted of severance and other costs related to relocation of our research and development operations in addition to $1 million of period expenses that were not recorded through the restructuring liability. For the six months ended September 30, 2013, we made $2 million in severance payments and $1 million in other payments related to previously announced programs.
As of September 30, 2013, the restructuring liability balance of $5 million was comprised of severance costs.
Europe
Restructuring charges for the six months ended September 30, 2013 consisted of $15 million of severance charges that reflect continuing efforts to reduce the cost of our business support organization for the European region. For the six months ended September 30, 2013, we made $6 million in severance payments related to these restructuring actions and previously announced separation programs.
As of September 30, 2013, the restructuring liability balance of $20 million was comprised of $18 million of severance costs and $2 million of environmental remediation liabilities and other costs.
South America
Restructuring charges for the six months ended September 30, 2013 were $2 million which consisted of severance and other exit charges related to the closure of one of our primary aluminum smelter lines. For the six months ended September 30, 2013, we made $3 million in severance payments and $3 million in other exit related payments for the closure of the primary aluminum smelter line.
As of September 30, 2013, the restructuring liability balance of $9 million was comprised of primarily environmental remediation liabilities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Corporate
Restructuring payments during the six months ended September 30, 2013 consisted of $1 million in lease payments related to our previous corporate headquarters. As of September 30, 2013, the restructuring liability balance of $1 million was comprised of lease termination costs incurred in the relocation of our corporate headquarters to a new facility in Atlanta, Georgia.

3.    INVENTORIES
Inventories consisted of the following (in millions).

	September 30, 2013	March 31, 2013
Finished goods	$209	$245
Work in process	442	502
Raw materials	371	319
Supplies	104	102
Inventories	$1,126	$1,168

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

4.    ASSETS HELD FOR SALE
During the three months ended September 30, 2013, we made the decision to sell certain non-core assets and liabilities. The sale is estimated to occur within the next twelve months. The related assets and liabilities have been reclassified to "Assets held for sale" and "Liabilities held for sale" in our condensed consolidated balance sheets as of September 30, 2013. The estimated fair market value is in excess of the net book value of the assets and liabilities.
In August 2013, we sold our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco, for $8 million in cash. The sales price approximated the net book value of the assets and liabilities sold, therefore we recorded no gain or loss. As of March 31, 2013, these assets and liabilities were classified as “Assets held for sale” and “Liabilities held for sale” in our condensed consolidated balance sheets.
During the six months ended September 30, 2012, we sold three aluminum foil and packaging plants in our Europe segment to American Industrial Acquisition Corporation (AIAC) and we recorded a gain on the disposal of these assets and liabilities of $3 million, which was recorded as “Gain on assets held for sale” in the condensed consolidated statement of operations.
The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	September 30, 2013	March 31, 2013
Assets held for sale
Accounts receivable	$13	$—
Inventories	16	—
Prepaid expenses and other current assets	1	—
Property, plant and equipment, net	4	9
Total assets held for sale	$34	$9

Liabilities held for sale
Accounts payable	$4	$—
Accrued expenses and other current liabilities	8	—
Other liabilities	—	1
Total liabilities held for sale	$12	$1

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
We have a majority voting right on Logan’s board of directors and have the ability to direct the majority of Logan’s production operations. We also have the ability to take the majority share of production and associated costs. These facts qualify us as Logan’s primary beneficiary and this entity is consolidated for all periods presented. All significant intercompany transactions and balances have been eliminated.
The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our condensed consolidated balance sheets (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture, as they are directly owned and consolidated by Novelis or Tri-Arrows.

	September 30, 2013	March 31, 2013
Assets
Current assets
Cash and cash equivalents	$2	$1
Accounts receivable	34	35
Inventories	43	38
Prepaid expenses and other current assets	1	1
Total current assets	80	75
Property, plant and equipment, net	6	17
Goodwill	12	12
Deferred income taxes	70	68
Other long-term assets	2	3
Total assets	$170	$175
Liabilities
Current liabilities
Accounts payable	$21	$29
Accrued expenses and other current liabilities	12	14
Total current liabilities	33	43
Accrued postretirement benefits	157	154
Other long-term liabilities	3	3
Total liabilities	$193	$200

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from businesses we conduct with our non-consolidated affiliates, which we classify as related party transactions and balances. We earned less than $1 million of interest income on a loan due from a non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), during each of the periods presented in the table below. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of September 30, 2013 and March 31, 2013.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of September 30, 2013, our guarantee was less than $1 million.

The following table summarizes the results of operations of our equity method affiliates in aggregate for the three and six months ended September 30, 2013 and 2012 and the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions).  The results of operations of our equity method affiliates were previously presented to reflect only our proportional share. The current period and prior periods are now disclosed at 100% of the operating results of these affiliates.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net sales	$130	$119	$261	$241
Costs and expenses related to net sales	129	115	256	234
(Benefit) provision for taxes on income	(2)	2	$2	$2
Net income	$3	$2	$3	$5
Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$65	$59	$131	$120
The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in our condensed consolidated balance sheets (in millions).

	September 30, 2013	March 31, 2013
Accounts receivable-related parties	$45	$38
Other long-term assets-related parties	$13	$13
Accounts payable-related parties	$51	$47
Transactions with Hindalco
We occasionally have related party transactions with our parent company, Hindalco. During the three and six months ended September 30, 2013 and 2012, “Net sales” were less than $1 million between Novelis and our parent. As of September 30, 2013 and March 31, 2013, there were no "Accounts receivable, net" outstanding related to these sales transactions.
In August 2013, we sold our bauxite mining rights and certain alumina assets and related liabilities in Brazil to Hindalco for $8 million in cash. As of September 30, 2013, we had a receivable from Hindalco related to this transaction of less than $1 million. See Note 4-Assets Held for Sale for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

7.    DEBT
Debt consisted of the following (in millions).

	September 30, 2013					March 31, 2013
	Interest Rates(A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	3.33%	$640	$—		$640	$468	$—		$468
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,758	(23)	(B)	1,735	1,767	(27)	(B)	1,740
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	11	—		11	12	—		12
Novelis Korea Limited
Loans, due December 2014 through December 2015 (KRW 166 billion)	3.63%	154	—		154	149	—		149
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 34 million)	7.50%	38	(1)		37	38	(1)		37
Novelis do Brasil Ltda.
BNDES loans, due March 2014 through April 2021(BRL R$34 million)	6.14%	15	(3)		12	18	(3)		15
Other
Other debt, due through December 2020	4.27%	11	—		11	11	—		11
Total debt — third parties		5,127	(27)		5,100	4,963	(31)		4,932
Less: Short-term borrowings		(640)	—		(640)	(468)	—		(468)
Current portion of long term debt		$(31)	—		$(31)	$(30)	—		$(30)
Long-term debt, net of current portion — third parties:		$4,456	$(27)		$4,429	$4,465	$(31)		$4,434

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of September 30, 2013, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011, 2012, 2013 and 2014. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)
Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value. In connection with a series of refinancing transactions, a portion of the historical fair value adjustments were allocated to the Term Loan Facility. The balance also includes the unamortized discount on the Term Loan Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of September 30, 2013 for our debt denominated in foreign currencies) are as follows (in millions):

As of September 30, 2013	Amount
Short-term borrowings and Current portion of long-term debt due within one year	$671
2 years	76
3 years	140
4 years	1,716
5 years	1,110
Thereafter	1,414
Total	$5,127
Senior Secured Credit Facilities
As of September 30, 2013, we had senior secured credit facilities which consist of (1) a $1.8 billion four-year secured term loan credit facility (Term Loan Facility) and (2) a $1 billion five-year asset based loan facility (ABL Revolver). The Term Loan Facility interest rate is equal to LIBOR (with a floor of 1%) plus a spread of 2.75%, at all times.
In May 2013, we amended and extended our old five-year asset based loan facility (ABL Facility) by entering into a $1.0 billion, five year ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.75% to 2.25% or prime plus a spread of 0.75% to 1.25% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million, subject to approval by the lenders of the Term Loan Facility and ABL Revolver. The new ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 15% of the lesser of (a) the Credit Facility and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL defined EBITDA less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The facility matures on May 13, 2018; provided that, in the event that any of the Notes or the Term Loan Facility is outstanding (and not refinanced with a maturity date later than November 13, 2018) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes or the Term Loan Facility, unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and a minimum fixed charged ratio test of at least 1.25 to 1 is met.
The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of September 30, 2013, we were in compliance with the covenants in the Term Loan Facility and ABL Revolver.

Short-Term Borrowings
As of September 30, 2013, our short-term borrowings were $640 million consisting of $469 million of loans under our ABL Revolver, $46 million (KRW 50 billion) in Novelis Korea loans, $121 million in Novelis Brazil loans, and $4 million (VND 88 billion) in Novelis Vietnam loans. The weighted average interest rate on our total short-term borrowings was 3.33% and 3.30% as of September 30, 2013 and March 31, 2013, respectively.

As of September 30, 2013, $25 million of the ABL Revolver was utilized for letters of credit, and we had $430 million in remaining availability under the ABL Revolver. As of September 30, 2013, we had less than $1 million of outstanding letters of credit in Korea which are not related to the ABL Revolver.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

In May 2013, Novelis Korea entered into two new revolving loan facilities with two banks. As of September 30, 2013, one of the facilities has a borrowing capacity of $28 million (KRW 30 billion) and bears an interest rate of the three month financial rate as published by the Korea Financial Investment Association plus a spread of 1.6%. The second facility has a borrowing capacity of $47 million (KRW 50 billion) and bears an interest rate tied to Korea's three month CD rate plus a spread of 1.25%. Both facilities mature in May 2015. As of September 30, 2013, we had no borrowings outstanding under these revolving loan facilities.
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes). On October 12, 2012, we elected to redeem all of our outstanding 7.25% Senior Notes due 2015 (the 7.25% Notes). We made payments to the holders of the outstanding 7.25% Notes of $76 million and retired them during the third quarter of fiscal 2013.
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc., a division of the McGraw-Hill Companies, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended. As of September 30, 2013, we were in compliance with the covenants in the Notes.
Long-term Korean Bank Loans
As of September 30, 2013, Novelis Korea had $154 million (KRW 166 billion) of outstanding long-term loans with various banks. One of the loans has a fixed interest rate of 3.61% and a maturity of December 2015 and all other loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.88% to 1.41% with maturity dates ranging from December 2014 to December 2015. The weighted average interest rate is 3.63% as of September 30, 2013.
Long-term Brazil BNDES Loans
From February 2011 through September 2012, Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of September 30, 2013, we had $15 million (BRL 34 million) outstanding under the BNDES loan agreements at a current weighted average rate of 6.14% with maturity dates from March 2014 through April 2021.
Other Long-term debt
In December 2004, Novelis Switzerland entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, which is equivalent to $2 million at the exchange rate as of September 30, 2013. As of September 30, 2013, we had $38 million outstanding under this capital lease.
During fiscal 2013, Novelis Inc. entered into various five-year capital lease arrangements to upgrade and expand our information technology infrastructure. As of September 30, 2013, we had $11 million outstanding under these capital leases.
As of September 30, 2013, we had $11 million of other capital lease obligations and loans in Asia with due dates through December 2020.
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
On May 13, 2013, the Company's board of directors amended the long-term incentive plans for fiscal years 2010 - 2013 (FY 2010 Plan), fiscal years 2011- 2014 (FY 2011 Plan), fiscal years 2012 - 2015 (FY 2012 Plan) and fiscal years 2013 - 2016 (FY 2013 Plan). The amendment gave each participant the option to cancel a portion of their outstanding Hindalco SARs for a lump-sum cash payment and/or the issuance of new Novelis SARs. The remaining Hindalco SARs and the new Novelis SARs will continue to vest according to the terms and conditions of the original grant. The following tables reflect the activity related to the participants' elections under the amendment.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Total compensation expense (income)	$4	$3	$17	$1

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The table below shows the Hindalco SARs activity for the six months ended September 30, 2013.

	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2013	38,971,573	120.40	4.8	$2
Granted	7,250,044	105.11	6.6	—
Exercised	(398,387)	68.53	—	—
Forfeited/Cancelled	(22,668,522)	94.25	—	—
SARs outstanding as of September 30, 2013	23,154,708	111.14	4.7	$5
SARs exercisable as of September 30, 2013	9,869,563	104.48

The table below shows the Novelis SARs activity for the six months ended September 30, 2013.

	Number of SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2013	—	—	—	$—
Granted	13,279,528	94.82	5.0	3
Exercised	—	—	—	—
Forfeited/Cancelled	(420,569)	93.69	—	—
SARs outstanding as of September 30, 2013	12,858,959	94.86	5.3	$3
SARs exercisable as of September 30, 2013	2,060,728	101.81

The table below shows the RSUs activity for the six months ended September 30, 2013.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2013	3,591,406	136.22	$5
Granted	2,077,994	104.98	—
Exercised	(734,802)	105.98	—
Forfeited/Cancelled	(178,618)	110.56	—
RSUs outstanding as of September 30, 2013	4,755,980	120.69	$8

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Six Months Ended September 30,
	2013	2012
Risk-free interest rate	8.72% - 9.07%	8.07% - 8.22%
Dividend yield	1.25%	1.28%
Volatility	36% - 51%	45% - 52%

The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Six Months Ended September 30,
	2013	2012
Risk-free interest rate	.89% - 1.90%	—%
Dividend yield	—%	—%
Volatility	29% - 41%	—%

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
The cash payments made to settle Hindalco SAR liabilities were $15 million in the six months ended September 30, 2013, which primarily relates to payments made to participants that elected to cancel their outstanding Hindalco SARs as part of the amendment discussed above. Total cash payments made to settle Hindalco RSUs were $1 million in the six months ended September 30, 2013. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $7 million, which is expected to be recognized over a weighted average period of 2.4 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $13 million, which is expected to be recognized over a weighted average period of 2.0 years. Unrecognized compensation expense related to the RSUs was $6 million, which will be recognized over the remaining weighted average vesting period of 2.0 years.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Service cost	$12	$11	$2	$2
Interest cost	16	17	2	3
Expected return on assets	(17)	(16)	—	—
Amortization — losses	7	8	1	—
Amortization — prior service (credit) / cost	(1)	(1)	(2)	—
Net periodic benefit cost	$17	$19	$3	$5

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Service cost	$25	$22	$5	$5
Interest cost	32	33	4	5
Expected return on assets	(33)	(32)	—	—
Amortization — losses	12	14	2	1
Amortization — prior service (credit) / cost	(1)	(1)	(2)	—
Net periodic benefit cost	$35	$36	$9	$11

The expected long-term rate of return on plan assets is 6.3% in fiscal 2014.

In August 2013, the Company amended its U.S. non-union retiree medical plan. Beginning January 2014, the retirees' current healthcare benefits provided by the Company will be discontinued and replaced with the retirees' option to participate in a new Retiree Health Access Exchange (RHA). For calendar year 2014 and 2015, the Company will subsidize a portion of the retiree medical premium rates of the RHA. The Company will not provide a subsidy beginning in calendar year 2016. The changes to the plan resulted in a plan remeasurement and negative plan amendment, which reduced our obligation by $97 million. The negative plan amendment, net of unrecognized actuarial losses, recorded in AOCI as of August 31, 2013 is a pre-tax gain balance of $70 million. The $70 million is being amortized as a reduction to benefits expense from September 1, 2013 through December 31, 2015, subject to an annual remeasurement adjustment.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Funded pension plans	$4	$9	$10	$18
Unfunded pension plans	3	4	5	7
Savings and defined contribution pension plans	4	5	9	10
Total contributions	$11	$18	$24	$35
During the remainder of fiscal 2014, we expect to contribute an additional $11 million to our funded pension plans, $5 million to our unfunded pension plans and $11 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses were included in “Other income, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
(Gain) on remeasurement of monetary assets and liabilities, net	$(4)	$(7)	$(22)	$(10)
Loss released from accumulated other comprehensive income	—	—	1	1
Loss recognized on balance sheet remeasurement currency exchange contracts, net	4	4	16	1
Currency gains, net	$—	$(3)	$(5)	$(8)

The following currency gains (losses) were included in “AOCI,” net of tax and in “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Six Months Ended September 30, 2013	Year Ended March 31, 2013
Cumulative currency translation adjustment — beginning of period	$(30)	$23
Effect of changes in exchange rates	90	(42)
Sale of investment in foreign entities (A)	—	(11)
Cumulative currency translation adjustment — end of period	$60	$(30)

(A)
We reclassified $11 million of cumulative currency gains from AOCI to "Gain on assets held for sale" in the fiscal year ended March 31, 2013 related to the sale of three aluminum foil and packaging plants in Europe. See Note 4 - Assets Held for Sale.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The fair values of our financial instruments and commodity contracts as of September 30, 2013 and March 31, 2013 were as follows (in millions).

	September 30, 2013
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent(A)	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$9	$1	$(6)	$—	$4
Currency exchange contracts	8	5	(16)	(15)	(18)
Fair value hedges
Aluminum contracts	—	—	(1)	(1)	(2)
Total derivatives designated as hedging instruments	17	6	(23)	(16)	(16)
Derivatives not designated as hedging instruments
Aluminum contracts	25	—	(33)	—	(8)
Currency exchange contracts	11	—	(14)	—	(3)
Energy contracts	—	—	(9)	(18)	(27)
Total derivatives not designated as hedging instruments	36	—	(56)	(18)	(38)
Total derivative fair value	$53	$6	$(79)	$(34)	$(54)

	March 31, 2013
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent(A)	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$24	$—	$—	$—	$24
Currency exchange contracts	12	—	(7)	(8)	(3)
Energy contracts	1	—	—	—	1
Interest rate swaps	—	—	(1)	—	(1)
Fair value hedges
Aluminum contracts	—	—	(1)	(1)	(2)
Total derivatives designated as hedging instruments	37	—	(9)	(9)	19
Derivatives not designated as hedging instruments:
Aluminum contracts	49	—	(46)	(1)	2
Currency exchange contracts	21	1	(11)	—	11
Energy contracts	2	—	(8)	(19)	(25)
Total derivatives not designated as hedging instruments	72	1	(65)	(20)	(12)
Total derivative fair value	$109	$1	$(74)	$(29)	$7

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities” respectively, in the accompanying condensed consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Aluminum
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We sell short-term LME aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. By following this process we better stabilize our cost of goods and conversion margins.
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 18 kt and 22 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of September 30, 2013 and March 31, 2013, respectively.
The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk:

	Amount of Gain (Loss) Recognized on Changes in Fair Value		Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Fair Value Hedges of Metal Price Risk
Derivative Contracts	2	3	(1)	(5)
Designated Hedged Items	(2)	(4)	1	3
Net Ineffectiveness (A)	—	(1)	—	(2)

(A)	Effective portion is recorded in "Net sales" and net ineffectiveness in "Other income, net"
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond three years in length. We had 11 kt and 5 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of September 30, 2013 and March 31, 2013, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Price risk exposure also arises due to fixed costs associated with our smelter operations in South America. We identify and designate certain aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 260 kt and 210 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of September 30, 2013 and March 31, 2013, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of September 30, 2013 and March 31, 2013, we had 47 kt and 36 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than seven months. The following table summarizes our notional amount (in kt).

	September 30, 2013	March 31, 2013
Hedge Type
Cash flow purchases	11	5
Cash flow sales	(260)	(210)
Fair value	18	22
Not designated	(47)	(36)
Total	(278)	(219)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $855 million and $918 million in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2013 and March 31, 2013, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $52 million outstanding foreign currency forwards designated as net investment hedges as of September 30, 2013. As of March 31, 2013, we had no outstanding foreign currency forwards designated as net investment hedges.
As of both September 30, 2013 and March 31, 2013, we had outstanding currency exchange contracts with a total notional amount of $378 million and $620 million, respectively, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the third and forth quarter of fiscal 2014.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1 million of notional megawatt hours remained outstanding as of September 30, 2013, and the fair value of this swap was a liability of $26 million as of September 30, 2013. As of March 31, 2013, fair value of this electricity swap was a liability of $27 million.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 6.5 million MMBTUs designated as cash flow hedges as of September 30, 2013, and the fair value of these swaps was a liability of less than $1 million. There were 2.4 million MMBTUs of natural gas swaps designated as cash flow hedges as of March 31, 2013 and the fair value of these swaps was an asset of $1 million. As of September 30, 2013 and March 31, 2013, we had 1 million MMBTUs and 3.3 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. The fair value as of September 30, 2013 and March 31, 2013 was a liability of $1 million and an asset of $2 million, respectively, for the swaps not designated as hedges. The average duration of undesignated contracts is less than six months in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
As of September 30, 2013, we swapped $127 million (KRW 136 billion) floating rate loans to a weighted average fixed rate of 4.03%. All swaps expire concurrent with the maturity of the related loans. As of September 30, 2013 and March 31, 2013, $127 million (KRW136 billion) and $95 million (KRW106 billion) were designated as cash flow hedges, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness of designated derivatives recognized in “Other income, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$—	$(12)	$(2)	$(6)
Currency exchange contracts	(3)	(1)	(15)	6
Energy contracts (A)	1	3	1	7
(Loss) gain recognized in "Other income, net"	(2)	(10)	(16)	7
Derivative Instruments Designated as Hedges
Gain recognized in "Other income, net" (B)	7	1	17	11
Total gain (loss) recognized in "Other income, net"	$5	$(9)	$1	$18
Balance sheet remeasurement currency exchange contracts	$(4)	$(4)	$(17)	$(2)
Realized gains, net	5	19	26	31
Unrealized gains (losses) on other derivative instruments, net	4	(24)	(8)	(11)
Total gain (loss) recognized in "Other income, net"	$5	$(9)	$1	$18

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: forward market premium/discount excluded from designated hedging relationships; hedging relationship ineffectiveness on designated aluminum contracts; and releases to income from AOCI on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges and net investment derivatives (in millions). Certain prior year amounts were revised to conform to the current year presentation. Within the next twelve months, we expect to reclassify $15 million of losses from “AOCI” to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Cash Flow hedging derivatives
Aluminum contracts	$(10)	$(29)	$19	$(8)	$7	$2	$18	$13
Currency exchange contracts	26	9	(25)	(27)	1	—	1	1
Energy contracts (A)	—	1	(2)	1	—	—	—	—
Total Cash Flow hedging derivatives	$16	$(19)	$(8)	$(34)	$8	$2	$19	$14
Net Investment derivatives
Currency exchange contracts	(2)	—	(2)	1	—	—	—	—
Total	$14	$(19)	$(10)	$(33)	$8	$2	$19	$14

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30,		Six Months Ended September 30,
Cash flow hedging derivatives	2013	2012	2013	2012
Energy contracts (A)	$(2)	$(2)	$(3)	$(3)	Other income, net
Aluminum contracts	18	12	39	30	Cost of goods sold
Aluminum contracts	2	5	4	7	Net sales
Currency exchange contracts	(5)	(4)	(4)	(7)	Cost of goods sold
Currency exchange contracts	—	(1)	—	(1)	SG&A
Currency exchange contracts	—	—	—	(2)	Net sales
Currency exchange contracts	—	—	(1)	(1)	Other income, net
Total	$13	$10	$35	$23	Income before taxes
	$(5)	$(4)	$(12)	$(9)	Income tax (provision)
	$8	$6	$23	$14	Net income

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

	Currency Translation	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of June 30, 2013	$(35)	$(46)	$(229)	$(310)
Other comprehensive income before reclassifications	94	15	58	167
Amounts reclassified from AOCI	—	(8)	3	(5)
Net change in other comprehensive income (loss)	94	7	61	162
Balance as of September 30, 2013	$59	$(39)	$(168)	$(148)

	Currency Translation (B)	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of June 30, 2012	$(61)	$(26)	$(188)	$(275)
Other comprehensive income before reclassifications	47	(12)	(1)	34
Amounts reclassified from AOCI	—	(6)	5	(1)
Net change in other comprehensive income (loss)	47	(18)	4	33
Balance as of September 30, 2012	$(14)	$(44)	$(184)	$(242)

	Currency Translation	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of March 31, 2013	$(33)	$(2)	$(233)	$(268)
Other comprehensive income before reclassifications	92	(14)	58	136
Amounts reclassified from AOCI	—	(23)	7	(16)
Net change in other comprehensive income (loss)	92	(37)	65	120
Balance as of September 30, 2013	$59	$(39)	$(168)	$(148)

	Currency Translation (B)	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of March 31, 2012	$20	$(7)	$(204)	$(191)
Other comprehensive income before reclassifications	(23)	(23)	10	(36)
Amounts reclassified from AOCI	(11)	(14)	10	(15)
Net change in other comprehensive income (loss)	(34)	(37)	20	(51)
Balance as of September 30, 2012	$(14)	$(44)	$(184)	$(242)

(A)	For additional information on our Postretirement benefit plans see Note 9 - Postretirement Benefit Plans.
(B)  We reclassified $11 million of cumulative currency gains from AOCI to "Gain on assets held for sale" in the six months ended September 30, 2012 related to the sale of three aluminum foil and packaging plants in Europe. See Note 4 - Assets Held for Sale.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Energy contracts	$(2)	$(2)	$(3)	$(3)	Other income, net
Aluminum contracts	18	12	39	30	Cost of goods sold
Aluminum contracts	2	5	4	7	Net sales
Currency exchange contracts	(5)	(4)	(4)	(7)	Cost of goods sold
Currency exchange contracts	—	(1)	—	(1)	SG&A
Currency exchange contracts	—	—	—	(2)	Net sales
Currency exchange contracts	—	—	(1)	(1)	Other income, net
	13	10	35	23	Income before taxes
	(5)	(4)	(12)	(9)	Income tax (provision)
	$8	$6	$23	$14	Net income

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
The average forward price at September 30, 2013, estimated using the method described above, was $53 per megawatt hour, which represented a $6 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $48 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). As of September 30, 2013 and March 31, 2013, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statement of financial position prior to considering master netting agreements. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2013 and March 31, 2013 (in millions).

	September 30, 2013		March 31, 2013
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$35	$(41)	$73	$(49)
Currency exchange contracts	24	(45)	34	(26)
Energy contracts	—	(1)	3	—
Interest rate swaps	—	—	—	(1)
Total Level 2 Instruments	59	(87)	110	(76)
Level 3 Instruments
Energy contracts	—	(26)	—	(27)
Total Level 3 Instruments	—	(26)	—	(27)
Total Gross	$59	$(113)	$110	$(103)
Netting Adjustment (A)	(23)	23	(35)	35
Total Net	$36	$(90)	$75	$(68)

 (A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

We recognized unrealized losses of $2 million for the six months ended September 30, 2013 related to Level 3 financial instruments that were still held as of September 30, 2013. These unrealized losses were included in “Other income, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2013	$(27)
Realized/unrealized gain included in earnings (B)	4
Settlements	(3)
Balance as of September 30, 2013	$(26)

(A)	Represents net derivative liabilities.

(B)	Included in “Other income, net.”

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

	September 30, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables — related parties	$13	$13	$13	$13
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,460	$4,724	$4,464	$4,806

14.    OTHER INCOME, NET
“Other income, net” was comprised of the following (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Foreign currency remeasurement gains, net (A)	$—	$(3)	$(5)	$(8)
(Gain) loss on change in fair value of other unrealized derivative instruments, net	(4)	24	8	11
(Gain) on change in fair value of other realized derivative instruments, net	(5)	(19)	(26)	(31)
Loss (gain) on sale of assets, net	1	1	2	(1)
Loss on Brazilian tax litigation, net (B)	2	2	3	4
Interest income	(1)	(1)	(2)	(2)
Other, net	2	(6)	5	(2)
Other income, net	$(5)	$(2)	$(15)	$(29)

(A)	Includes “Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net.”
(B) See Note 16 - Commitments and Contingencies - Brazil Tax Matters for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$52	$90	$73	$204
Canadian statutory tax rate	25%	26%	25%	26%
Provision at the Canadian statutory rate	13	23	18	53
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	2	—	(7)	(5)
Exchange remeasurement of deferred income taxes	(2)	(1)	(17)	(20)
Change in valuation allowances	15	19	52	39
Expense (income) items not subject to tax	(6)	1	(7)	2
Dividends not subject to tax	(9)	(12)	(23)	(25)
Enacted tax rate changes	7	4	7	4
Tax rate differences on foreign earnings	6	4	6	10
Uncertain tax positions, net	—	(1)	—	—
Income tax provision	$26	$37	$29	$58
Effective tax rate	50%	41%	40%	28%
As of September 30, 2013, we had a net deferred tax liability of $328 million. This amount included gross deferred tax assets of approximately $770 million and a valuation allowance of $376 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
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

16.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings that arise in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. We have established a liability with respect to contingencies for which a loss is probable and we are able to reasonably estimate such loss. While the ultimate resolution of and liability and costs related to these matters cannot be determined with reasonable certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity.
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
We have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimated that the undiscounted remaining clean-up costs related to our environmental liabilities as of September 30, 2013 were approximately $9 million. Of this amount, $5 million was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of September 30, 2013. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters
As a result of legal proceedings with Brazil’s tax authorities regarding certain tax disputes, as of September 30, 2013 and March 31, 2013, we had cash deposits aggregating approximately $7 million and $12 million, respectively, with the Brazilian government. These deposits, which were included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.

In addition, under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements approximate $112 million and $128 million as of September 30, 2013 and March 31, 2013, respectively. As of September 30, 2013, $12 million and $100 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2013, $14 million and $114 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $2 million for the three months ended September 30, 2013 and 2012, respectively, and $3 million and $4 million for the six months ended September 30, 2013 and 2012, respectively, which was reported in “Other income, net.” In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax disputes involving the Brazilian tax authorities. We have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes for which a loss is reasonably possible and estimable.

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

Asia. Headquartered in Seoul, South Korea, this segment manufactures aluminum sheet and light gauge products and operates three plants, including a facility with recycling operations, in two countries.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises smelting operations, power generation, aluminum sheet and light gauge products and operates three plants, including a facility with recycling operations, in Brazil.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 - Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2013.
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests' share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring and impairment, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax.

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
Selected Segment Financial Information

September 30, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Investment in and advances to non–consolidated affiliates	$—	$612	$—	$41	$—	$653
Total assets	$2,662	$2,750	$1,360	$1,636	$154	$8,562

March 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Investment in and advances to non–consolidated affiliates	$1	$586	$—	$40	$—	$627
Total assets	$2,763	$2,673	$1,264	$1,663	$159	$8,522

Selected Operating Results Three Months Ended September 30, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$756	$783	$461	$380	$47	$2,427
Net sales-intersegment	1	39	2	11	(53)	—
Net sales	$757	$822	$463	$391	$(6)	$2,427

Depreciation and amortization	30	25	14	16	(6)	79
Income tax (benefit) provision	(6)	13	7	10	2	26
Capital expenditures	$30	$52	$59	$37	$6	$184

Selected Operating Results Three Months Ended September 30, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$906	$749	$435	$310	$41	$2,441
Net sales-intersegment	—	20	—	—	(20)	—
Net sales	$906	$769	$435	$310	$21	$2,441

Depreciation and amortization	28	25	13	12	(9)	69
Income tax provision (benefit)	7	11	5	12	2	37
Capital expenditures	$53	$19	$50	$48	$8	$178

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Selected Operating Results Six Months Ended September 30, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$1,532	$1,568	$933	$707	$95	$4,835
Net sales-intersegment	5	68	15	18	(106)	—
Net sales	$1,537	$1,636	$948	$725	$(11)	$4,835

Depreciation and amortization	60	49	28	31	(12)	156
Income tax provision (benefit)	(7)	24	11	(5)	6	29
Capital expenditures	$57	$96	$124	$77	$11	$365

Selected Operating Results Six Months Ended September 30, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$1,826	$1,604	$863	$618	$80	$4,991
Net sales-intersegment	—	28	—	—	(28)	—
Net sales	$1,826	$1,632	$863	$618	$52	$4,991

Depreciation and amortization	58	52	26	25	(19)	142
Income tax provision (benefit)	22	23	11	(2)	4	58
Capital expenditures	$87	$33	$78	$112	$35	$345

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
North America	$70	$123	$116	$212
Europe	61	74	131	148
Asia	41	39	87	85
South America	56	41	98	91
Depreciation and amortization	(79)	(69)	(156)	(142)
Interest expense and amortization of debt issuance costs	(75)	(73)	(151)	(147)
Adjustment to eliminate proportional consolidation	(8)	(9)	(19)	(20)
Unrealized (gain) loss on change in fair value of derivative instruments, net	4	(24)	(8)	(11)
Realized gains on derivative instruments not included in segment income	2	—	4	2
Restructuring and impairment, net	(18)	(17)	(27)	(22)
(Loss) gain on assets held for sale	—	(2)	—	3
Other costs, net	(5)	4	(9)	—
Income before income taxes	49	87	66	199
Income tax provision	26	37	29	58
Net income	23	50	37	141
Net income attributable to noncontrolling interests	—	1	—	1
Net income attributable to our common shareholder	$23	$49	$37	$140

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Rexam	17%	13%	17%	15%
Affiliates of Ball Corporation	9%	13%	10%	11%
Anheuser-Busch	7%	11%	8%	10%
Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Purchases from Rio Tinto Alcan as a percentage of total	17%	25%	18%	23%

 18.    SUPPLEMENTAL INFORMATION

Supplemental cash flow information (in millions):

	Six Months Ended September 30,
	2013	2012
Interest paid	$138	$135
Income taxes paid	$63	$70
As of September 30, 2013, we recorded $39 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to September 30, 2013.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$163	$1,992	$599	$(327)	$2,427
Cost of goods sold (exclusive of depreciation and amortization)	140	1,742	532	(327)	2,087
Selling, general and administrative expenses	8	82	19	—	109
Depreciation and amortization	4	60	15	—	79
Research and development expenses	—	11	1	—	12
Interest expense and amortization of debt issuance costs	78	8	(1)	(10)	75
Restructuring and impairment, net	1	17	—	—	18
Equity in net loss of non-consolidated affiliates	—	3	—	—	3
Equity in net (income) loss of consolidated subsidiaries	(80)	(23)	—	103	—
Other (income) expense, net	(12)	(6)	3	10	(5)
	139	1,894	569	(224)	2,378
Income (loss) before income taxes	24	98	30	(103)	49
Income tax provision	1	18	7	—	26
Net income (loss)	23	80	23	(103)	23
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$23	$80	$23	$(103)	$23
Comprehensive income (loss)	$185	$184	$75	$(260)	$184
Comprehensive loss attributable to noncontrolling interest	$—	$—	$(1)	$—	$(1)
Comprehensive income (loss) attributable to our common shareholder	$185	$184	$76	$(260)	$185

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$208	$2,021	$591	$(379)	$2,441
Cost of goods sold (exclusive of depreciation and amortization)	204	1,719	533	(379)	2,077
Selling, general and administrative expenses	(1)	83	20	—	102
Depreciation and amortization	4	51	14	—	69
Research and development expenses	3	10	—	—	13
Interest expense and amortization of debt issuance costs	81	1	(1)	(8)	73
Loss (gain) on assets held for sale	2	1	(1)	—	2
Restructuring and impairment, net	4	11	2	—	17
Equity in net loss of non-consolidated affiliates	—	3	—	—	3
Equity in net (income) loss of consolidated subsidiaries	(121)	(22)	—	143	—
Other (income) expense, net	(18)	9	(1)	8	(2)
	158	1,866	566	(236)	2,354
Income (loss) before taxes	50	155	25	(143)	87
Income tax provision	1	31	5	—	37
Net income (loss)	49	124	20	(143)	50
Net income attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to our common shareholder	$49	$124	$19	$(143)	$49
Comprehensive income (loss)	$82	$136	$44	$(178)	$84
Comprehensive income attributable to noncontrolling interest	$—	$—	$2	$—	$2
Comprehensive income (loss) attributable to our common shareholder	$82	$136	$42	$(178)	$82

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Six Months Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$341	$3,961	$1,225	$(692)	$4,835
Cost of goods sold (exclusive of depreciation and amortization)	329	3,466	1,089	(692)	4,192
Selling, general and administrative expenses	52	145	32	—	229
Depreciation and amortization	8	118	30	—	156
Research and development expenses	1	20	1	—	22
Interest expense and amortization of debt issuance costs	157	15	(2)	(19)	151
Restructuring and impairment, net	1	25	1	—	27
Equity in net loss of non-consolidated affiliates	—	7	—	—	7
Equity in net (income) loss of consolidated subsidiaries	(235)	(49)	—	284	—
Other (income) expense, net	(10)	(35)	11	19	(15)
	303	3,712	1,162	(408)	4,769
Income (loss) before income taxes	38	249	63	(284)	66
Income tax provision	1	16	12	—	29
Net income (loss)	37	233	51	(284)	37
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$37	$233	$51	$(284)	$37
Comprehensive income (loss)	$157	$356	$81	$(439)	$155
Comprehensive loss attributable to noncontrolling interest	$—	$—	$(2)	$—	$(2)
Comprehensive income (loss) attributable to our common shareholder	$157	$356	$83	$(439)	$157

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Six Months Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$468	$4,133	$1,221	$(831)	$4,991
Cost of goods sold (exclusive of depreciation and amortization)	457	3,551	1,102	(831)	4,279
Selling, general and administrative expenses	(7)	171	40	—	204
Depreciation and amortization	7	107	28	—	142
Research and development expenses	5	20	—	—	25
Interest expense and amortization of debt issuance costs	160	6	(2)	(17)	147
(Gain) loss on assets held for sale	(5)	2	—	—	(3)
Restructuring and impairment, net	7	13	2	—	22
Equity in net loss of non-consolidated affiliates	—	5	—	—	5
Equity in net (income) loss of consolidated subsidiaries	(273)	(45)	—	318	—
Other (income) expense, net	(26)	(21)	1	17	(29)
	325	3,809	1,171	(513)	4,792
Income (loss) before income taxes	143	324	50	(318)	199
Income tax provision	3	44	11	—	58
Net income (loss)	140	280	39	(318)	141
Net income attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to our common shareholder	$140	$280	$38	$(318)	$140
Comprehensive income (loss)	$89	$218	$52	$(269)	$90
Comprehensive income attributable to noncontrolling interest	$—	$—	$1	$—	$1
Comprehensive income (loss) attributable to our common shareholder	$89	$218	$51	$(269)	$89

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	As of September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$217	$117	$—	$338
Accounts receivable, net of allowances
— third parties	20	981	289	—	1,290
— related parties	1,163	632	31	(1,781)	45
Inventories	56	820	250	—	1,126
Prepaid expenses and other current assets	4	81	5	—	90
Fair value of derivative instruments	5	34	15	(1)	53
Deferred income tax assets	—	106	10	—	116
Assets held for sale	32	2	—	—	34
Total current assets	1,284	2,873	717	(1,782)	3,092
Property, plant and equipment, net	98	2,356	873	—	3,327
Goodwill	—	600	11	—	611
Intangible assets, net	7	634	4	—	645
Investments in and advances to non-consolidated affiliates	—	653	—	—	653
Investments in consolidated subsidiaries	3,576	618	—	(4,194)	—
Deferred income tax assets	—	12	31	—	43
Other long term assets
— third parties	78	87	13	—	178
— related parties	632	62	—	(681)	13
Total assets	$5,675	$7,895	$1,649	$(6,657)	$8,562
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$10	$—	$—	$31
Short-term borrowings
— third parties	320	269	51	—	640
— related parties	—	648	—	(648)	—
Accounts payable
— third parties	26	624	341	—	991
— related parties	466	623	80	(1,118)	51
Fair value of derivative instruments	15	49	16	(1)	79
Accrued expenses and other current liabilities	93	378	76	(15)	532
Deferred income tax liabilities	—	19	—	—	19
Liabilities held for sale	11	1	—	—	12
Total current liabilities	952	2,621	564	(1,782)	2,355
Long-term debt, net of current portion
— third parties	4,225	43	161	—	4,429
— related parties	49	597	35	(681)	—
Deferred income tax liabilities	—	460	8	—	468
Accrued postretirement benefits	50	427	176	—	653
Other long-term liabilities	33	223	7	—	263
Total liabilities	5,309	4,371	951	(2,463)	8,168
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,654	—	—	—	1,654
(Accumulated deficit) retained earnings	(1,140)	2,009	707	(2,716)	(1,140)
Accumulated other comprehensive (loss) income	(148)	(166)	(37)	203	(148)
Total equity of our common shareholder	366	1,843	670	(2,513)	366
Noncontrolling interests	—	—	28	—	28
Total equity	366	1,843	698	(2,513)	394
Total liabilities and equity	$5,675	$7,895	$1,649	$(6,657)	$8,562

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	As of March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$196	$101	$—	$301
Accounts receivable, net of allowances
— third parties	30	1,096	321	—	1,447
— related parties	1,110	530	45	(1,647)	38
Inventories	80	835	253	—	1,168
Prepaid expenses and other current assets	7	81	5	—	93
Fair value of derivative instruments	17	72	20	—	109
Deferred income tax assets	1	106	5	—	112
Assets held for sale	—	—	9	—	9
Total current assets	1,249	2,916	759	(1,647)	3,277
Property, plant and equipment, net	106	2,223	775	—	3,104
Goodwill	—	600	11	—	611
Intangible assets, net	9	636	4	—	649
Investments in and advances to non-consolidated affiliates	—	627	—	—	627
Investments in consolidated subsidiaries	3,462	530	—	(3,992)	—
Deferred income tax assets	4	43	28	—	75
Other long-term assets
— third parties	79	79	8	—	166
— related parties	456	202	—	(645)	13
Total assets	$5,365	$7,856	$1,585	$(6,284)	$8,522
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$9	$—	$—	$30
Short-term borrowings
— third parties	205	218	45	—	468
— related parties	—	600	—	(600)	—
Accounts payable
— third parties	26	752	429	—	1,207
— related parties	438	588	61	(1,040)	47
Fair value of derivative instruments	3	55	17	(1)	74
Accrued expenses and other current liabilities	102	332	69	(6)	497
Deferred income tax liabilities	—	28	—	—	28
Liabilities held for sale	—	—	1	—	1
Total current liabilities	795	2,582	622	(1,647)	2,352
Long-term debt, net of current portion
— third parties	4,232	47	155	—	4,434
— related parties	49	596	—	(645)	—
Deferred income tax liabilities	5	490	9	—	504
Accrued postretirement benefits	51	510	170	—	731
Other long-term liabilities	24	227	11	—	262
Total liabilities	5,156	4,452	967	(2,292)	8,283
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,654	—	—	—	1,654
(Accumulated deficit) retained earnings	(1,177)	2,010	658	(2,668)	(1,177)
Accumulated other comprehensive (loss) income	(268)	(287)	(70)	357	(268)
Total equity of our common shareholder	209	1,723	588	(2,311)	209
Noncontrolling interests	—	—	30	—	30
Total equity	209	1,723	618	(2,311)	239
Total liabilities and equity	$5,365	$7,856	$1,585	$(6,284)	$8,522

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors		Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$4	$357	$84		$(197)	$248
INVESTING ACTIVITIES
Capital expenditures	(10)	(237)	(118)		—	(365)
Proceeds from sales of assets, net
— third parties	—	—	—	—	—	—
— related parties	—	8	—		—	8
(Outflows) proceeds from related party loans receivable, net	(83)	—	—		83	—
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(8)	4	10		—	6
Net cash (used in) provided by investing activities	(101)	(225)	(108)		83	(351)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	72	4		—	76
— related parties	—	—	35		(35)	—
Principal payments
— third parties	(10)	(49)	—		—	(59)
— related parties	—	—	—		—	—
Short-term borrowings, net
— third parties	115	16	—		—	131
— related parties	—	48	—		(48)	—
Dividends, noncontrolling interests and intercompany	—	(197)	—		197	—
Debt issuance costs	(8)	—	—		—	(8)
Net cash provided by (used in) financing activities	97	(110)	39		114	140
Net increase in cash and cash equivalents	—	22	15		—	37
Effect of exchange rate changes on cash	—	(1)	1		—	—
Cash and cash equivalents — beginning of period	4	196	101		—	301
Cash and cash equivalents — end of period	$4	$217	$117		$—	$338

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Six Months Ended September 30, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(60)	$203	$126	$(152)	$117
INVESTING ACTIVITIES
Capital expenditures	(3)	(252)	(90)	—	(345)
(Outflows) proceeds from sales of assets, net
— third parties	(2)	7	—	—	5
— related parties	—	2	—	—	2
Proceeds from investment in and advances to affiliates, net	—	1	—	—	1
Proceeds (outflows) from related party loans receivable, net	7	(31)	—	26	2
Proceeds from settlement of other undesignated derivative instruments, net	7	22	2	—	31
Net cash provided by (used in) investing activities	9	(251)	(88)	26	(304)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	44	2	—	46
— related parties	49	2	—	(51)	—
Principal payments
— third parties	(9)	(2)	—	—	(11)
— related parties	—	(27)	—	27	—
Short-term borrowings, net
— third parties	5	49	—	—	54
— related parties	1	18	(17)	(2)	—
Dividends, noncontrolling interests and intercompany	—	(151)	(3)	152	(2)
Net cash provided by (used in) financing activities	46	(67)	(18)	126	87
Net (decrease) increase in cash and cash equivalents	(5)	(115)	20	—	(100)
Effect of exchange rate changes on cash	—	8	2	—	10
Cash and cash equivalents — beginning of period	6	215	96	—	317
Cash and cash equivalents — end of period	$1	$108	$118	$—	$227

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The preceding information presents condensed consolidating statements of operations, balance sheets and statements of cash flows of the Parent, the Guarantors, and the Non-Guarantors. Certain prior period amounts have been revised to reflect the appropriate classification of certain subsidiaries and intercompany financing transactions between the Parent, Guarantors, and Non-Guarantors. We determined that these revisions were immaterial to our current and previously issued financial statements.  As a result, we have revised the previously issued consolidating financial statements included in this filing. These revisions had no impact on any consolidated total of the consolidating financial statements. The following chart presents the impact of these adjustments on the consolidating financial statements (in millions).

	Three Months Ended September 30, 2012
	Parent		Guarantors		Non-Guarantors		Eliminations
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Statement of Operations
Income (loss) before income taxes	$50	$50	$133	$155	$25	$25	$(121)	$(143)
Net income (loss)	$49	$49	$102	$124	$20	$20	$(121)	$(143)

Comprehensive income (loss)	$82	$82	$114	$136	$45	$44	$(157)	$(178)
Comprehensive income (loss) attributable to our common shareholder	82	82	114	136	43	42	$(157)	$(178)

	Six Months Ended September 30, 2012
	Parent		Guarantors		Non-Guarantors		Eliminations
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Statement of Operations
Income (loss) before income taxes	$142	$143	$278	$324	$51	$50	$(272)	$(318)
Net income (loss)	$139	$140	$234	$280	$40	$39	$(272)	$(318)

Comprehensive income (loss)	$89	$89	$173	$218	$52	$52	$(224)	$(269)
Comprehensive income (loss) attributable to our common shareholder	89	89	173	218	51	51	$(224)	$(269)

Statement of Cash Flows
Net cash (used in) provided by operating activities	$(53)	$(60)	$15	$203	$125	$126	$30	$(152)
Net cash provided by (used in) investing activities	2	9	(218)	(251)	(88)	(88)	—	26
Net cash provided by (used in) financing activities	$46	$46	$88	$(67)	$(17)	$(18)	$(30)	$126

	Year Ended March 31, 2013
	Parent		Guarantors		Non-Guarantors		Eliminations
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Balance Sheet
Total assets	5,365	5,365	7,856	7,856	1,585	1,585	6,284	6,284
Total liabilities	5,156	5,156	4,465	4,452	967	967	2,305	2,292
Temporary equity - intercompany	—	—	1,668	1,681	—	—	1,668	1,681

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
OVERVIEW AND REFERENCES

Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2013. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of September 30, 2013, we had manufacturing operations in nine countries on four continents, which include 25 operating plants, and recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions, but with the global footprint to service global customers.
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
As used in this Quarterly Report, consolidated “aluminum rolled product shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties. “Aluminum rolled product shipments” or “flat rolled product shipments” associated with the regions refers to aluminum rolled products shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to “total shipments” include aluminum rolled products as well as certain other non-rolled product shipments, primarily scrap, used beverage cans (UBC's), ingot, billets, and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2013, filed with the United States Securities and Exchange Commission (SEC) on May 15, 2013.

HIGHLIGHTS

Demand for our automotive products continues to grow resulting in higher automotive shipments primarily in Europe, which partially offset the declines we experienced in our can and industrial product shipments. These changes resulted in an overall modest decline in total flat rolled product volumes. The competitive landscape in North America resulted in lower shipments and prices of our can products in the region this quarter. Partially offsetting these declines were higher can shipments in Asia and South America. Our recent rolling expansion in our Pindamonhangaba (Pinda) facility, coupled with strong demand in the region, contributed to the higher shipments and strong operating results in South America. In Asia, we are facing more competition, primarily from FRP suppliers in China, which has put significant pressure on our conversion premiums we charge our customers. Additionally, the higher local market premium on aluminum has increased our cost of metal. Many of our competitors in the region base their metal purchases off the Shanghai Metal Exchange, which does not have a local market premium and puts us at a disadvantage competitively. Our recent recycling facility expansion in Yeongju, South Korea was a significant driver of higher recycled content, which is a component of our strategy to achieve 80% recycled content in our products by 2020.

•
"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" for the three months ended September 30, 2013 were relatively flat compared to the same period a year ago. Lower average aluminum prices, lower third party flat rolled product shipments, lower conversion premiums and lower input costs related to our increased recycling initiatives were offset by higher non-flat rolled product shipments and increases due to changes in foreign exchange rates.

•
We reported "Net income" of $23 million in the three months ended September 30, 2013, which is down compared to $50 million in the three months ended September 30, 2012, due primarily to the items mentioned above. "Net income" includes pre-tax unrealized gains (losses) on undesignated derivative instruments of a $4 million gain and a $24 million loss in the three months ended September 30, 2013 and 2012, respectively, which were recorded in our statement of operations in periods prior to the offsetting impact of the hedged exposure.

•
Cash flow provided by operating activities was $248 million for the six months ended September 30, 2013 compared to $117 million in the prior year. The favorable variance was the result of net cash generated from working capital offset by lower volumes and unfavorable conversion premiums.

•
All of our strategic expansion projects are progressing well. We spent $365 million on capital expenditures globally for the six months ended September 30, 2013, primarily on these global strategic expansion projects. We are beginning the commissioning process of automotive sheet finishing facility in Oswego, New York, and our rolling expansion Ulsan & Yeongju, South Korea.

•
We reported available liquidity of $843 million as of September 30, 2013, which is up compared to $760 million as of March 31, 2013. The increase is primarily attributable to higher total potential available liquidity as a result of the refinancing of our ABL Revolver in first quarter of fiscal 2014, two new Korean loan facilities which provides for an additional $75 million of liquidity, and changes in working capital, partially offset by the significant investments we made to fund our strategic expansion projects, and interest payments to service our debt obligations.

BUSINESS AND INDUSTRY CLIMATE

Demand for our automotive industry products continues to be strong, which is driven by an increase in the use of aluminum in vehicles. While we experienced only a modest decline in flat rolled product shipments globally, lower consumer demand for carbonated soft drinks in North America has created excess capacity in the can market in the region, which has resulted in a decline in shipments of our can products. We expect the overcapacity for can products in North America to eventually tighten as producers of flat rolled aluminum products shift more hot mill rolling capacity towards automotive products. Demand for our can products in Asia and South America was strong. The competitive landscape in which we operate is also resulting in lower prices, predominantly in North America and Asia.

The primary aluminum market continues to be impacted by the excess capacity globally, as reflected in lower average prices we pay for aluminum and pass through to our customers as a component of net sales. This reduces the overall benefit we realize from the utilization of recycled metal. We more than offset this decline by increasing the use of recycled metal, driven partly by our additional recycling capacity in our Yeongju, South Korea facility.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2012	Sept 30, 2012	Dec 31, 2012	Mar 31, 2013	Mar 31, 2013	June 30, 2013	Sept 30, 2013
Net sales	$2,550	$2,441	$2,321	$2,500	$9,812	$2,408	$2,427
Percentage increase (decrease) in net sales versus comparable previous year period	(18)%	(15)%	(6)%	(4)%	(11)%	(6)%	(1)%
Rolled product shipments:
North America	266	269	216	239	990	238	238
Europe	233	218	192	218	861	232	225
Asia	136	142	141	143	562	162	156
South America	89	92	107	107	395	92	108
Eliminations	(2)	(2)	(9)	(9)	(22)	(16)	(14)
Total	722	719	647	698	2,786	708	713

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	(8)%	(2)%	(13)%	(6)%	(7)%	(11)%	(12)%
Europe	(2)%	(4)%	5%	(5)%	(2)%	—%	3%
Asia	(11)%	8%	21%	15%	7%	19%	10%
South America	(1)%	5%	7%	10%	5%	3%	17%
Total	(6)%	—%	—%	(1)%	(2)%	(2)%	(1)%

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

LME Aluminum Prices
The average (based on the simple average of the monthly averages) and closing price based upon the LME prices for aluminum for the three and six months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2013	2012	Change	2013	2012	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,731	$1,835	(6)%	$1,882	$2,099	(10)%
Average cash price during the period	$1,781	$1,922	(7)%	$1,808	$1,950	(7)%
Closing cash price as of end of period	$1,803	$2,094	(14)%	$1,803	$2,094	(14)%

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

Average aluminum prices were lower by 7% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 and increased from June 30, 2013 to September 30, 2013. The fluctuating prices and timing of when derivatives are realized resulted in $4 million net unrealized gains on undesignated metal derivatives in the second quarter of fiscal 2014 compared to $24 million of net unrealized losses in the second quarter of fiscal 2013. In the six months ended September 30, 2013, average aluminum prices were lower by 7% compared the same period in prior year and declined from March 31, 2013 to September 30, 2013. The fluctuating prices resulted in $4 million of net unrealized losses on undesignated metal derivatives in the six months ended September 30, 2013 compared to $15 million of net unrealized losses in the same period in prior year.

The benefit we receive from utilizing recycled metal is influenced by the market price for the recycled metal, which is based on a discount off LME aluminum prices. Average aluminum prices were $141 per metric tonne lower in the second quarter of fiscal 2014 compared to second quarter of fiscal 2013, which had an unfavorable impact on the benefits we realize from utilizing UBC's and scrap. Additionally, the discounts off prime aluminum we received to procure recycled metal were lower in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into the U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and six months ended September 30, 2013 and 2012:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of		Three Months Ended September 30,		Six Months Ended September 30,
	September 30, 2013	March 31, 2013
			2013	2012	2013	2012
U.S. dollar per Euro	1.352	1.282	1.336	1.257	1.321	1.267
Brazilian real per U.S. dollar	2.230	2.014	2.298	2.036	2.207	2.007
South Korean won per U.S. dollar	1,076	1,112	1,100	1,130	1,114	1,143
Canadian dollar per U.S. dollar	1.030	1.016	1.036	0.991	1.034	1.001
In the second quarter of fiscal 2014, the U.S. dollar was on average stronger against the Brazilian real and Canadian dollar, while it was weaker against the Euro and South Korean won, as compared to the second quarter of fiscal 2013. In South Korea and Europe, the weaker U.S. dollar resulted in favorable foreign exchange translation when comparing the second quarter of fiscal 2014 operating results with the second quarter of fiscal 2013, as these operations are recorded in their local currency and translated into the U.S. dollar reporting currency. In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately based in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of our operating costs into the U.S. dollar in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures and net investment in foreign subsidiaries.
The impact of foreign exchange remeasurement, net of the related hedges, was a net zero and a $5 million gain in the second quarter and first half of fiscal 2014, respectively, due to gains on the Brazilian real denominated liabilities being remeasured to the U.S. dollar, partially offset by our hedging losses on these liabilities. For other foreign currency hedging programs, the unrealized gains or losses on undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the second quarter of fiscal 2014 and fiscal 2013 resulted in a net zero and $5 million of unrealized losses on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction. The movement of currency exchange rates during the first half of fiscal 2014 and fiscal 2013 resulted in $2 million and $7 million of unrealized losses on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012
Our performance in the second quarter of fiscal 2014 was unfavorable compared to the same period in the prior year due primarily to competition we continue to experience in North America. In North America, lower consumer demand has resulted in excess capacity in the can market which has negatively impacted our volumes and has put significant downward pressure on our conversion premiums. Additionally, increased competition has resulted in declines in shipments of our industrial products. In Asia, we are facing more competition, primarily from FRP suppliers in China who do not have to pay certain local market premiums that we do, which has driven down conversion premiums in the region. We have offset this through higher can volumes and savings on our input costs from the recycling volumes in our new recycling facility in South Korea. Our South America region reported a solid quarter, due primarily to an increase in can demand and some additional rolling capacity we now have from our expansion of the Pinda facility in Brazil. We continue to experience strong demand for our automotive products globally, primarily benefiting our European region.
“Net sales” was $2.4 billion in the current quarter, which was flat compared to prior year. Factors impacting "Net sales" include a 7% decrease in average aluminum prices, a 1% decrease in flat rolled product shipments, as well as lower conversion premiums in our can products driven by competitive market conditions, offset by a 17 kt increase in shipments of our non-flat rolled products and favorable foreign currency translation.
“Cost of goods sold (exclusive of depreciation and amortization)” was $2.1 billion in the current quarter, which was flat compared to prior year. Factors impacting “Cost of goods sold (exclusive of depreciation and amortization)” include a decrease in average aluminum prices, a decline in flat rolled product shipments, and lower costs from utilizing more recycled metal, offset by an increase in shipments of our non-rolled products, higher non-metal manufacturing costs, and higher costs due to foreign currency translation. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” declined $93 million.
“Income before income taxes” for the three months ended September 30, 2013 was $49 million, compared to $87 million in the three months ended September 30, 2012. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	"Selling, general and administrative expenses" increased $7 million primarily due to higher employment costs, including wage inflation;

•
“Depreciation and amortization” increased $10 million due to our rolling expansion project in Pinda, Brazil which we commissioned in December 2012, our recycling expansion in Yeongju, South Korea which we commissioned in October 2012, and amortization of our new ERP system, partially offset by fixed assets reaching their fully depreciated balances and certain facilities being sold or shut-down;

•
"Restructuring and impairment, net" of $18 million for the three months ended September 30, 2013 is primarily $10 million of severance charges related to continuing efforts to reduce the cost of our business support organization for the European region, $7 million of impairment charges primarily on non-core assets in Brazil and $1 million of impairment charges on assets in North America. We expect to incur additional restructuring charges in the second half of fiscal 2014 related to future restructuring activities. Additionally, changes in regulatory factors, market conditions, and our assessment of the asset group on certain non-core assets in Brazil could result in additional impairment charges in future periods. We incurred $17 million in the prior year related primarily to severance charges we incurred related to restructuring actions in Europe and Canada, and an early contract termination payment to withdraw from the Evermore joint venture;

•	"Loss on assets held for sale" of $2 million for the three months ended September 30, 2012 related to the disposal of three foil rolling and packaging operations in Europe; and

•
Unrealized gains of $4 million for the three months ended September 30, 2013 were comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $24 million of losses in the same period in the prior year, which is reported as "Other income, net."

Our effective tax rate for the three months ended September 30, 2013 was 50%, compared to 41% in the three months ended September 30, 2012. The increase in the effective tax rate is primarily attributable to tax losses in certain jurisdictions where we are unable to benefit from those net operating losses and consequently have a full valuation allowance and enacted tax rate changes.
We reported “Net income attributable to our common shareholder” of $23 million for the three months ended September 30, 2013 as compared to $49 million for the three months ended September 30, 2012, primarily as a result of the factors discussed above.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) impairment charges on long-lived assets (other than goodwill); (g) gain or loss on extinguishment of debt; (h) noncontrolling interests’ share; (i) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (j) “restructuring and impairment, net”; (k) gains or losses on disposals of property, plant and equipment and businesses, net; (l) other costs, net; (m) litigation settlement, net of insurance recoveries; (n) sale transaction fees; (o) provision or benefit for taxes on income (loss) and (p) cumulative effect of accounting change, net of tax. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. See Note 5 — Consolidation and Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of total “Segment income.”

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 17 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item, and eliminate intersegment shipments (in kt), sales, and income.

Selected Operating Results Three Months Ended September 30, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$757	$822	$463	$391	$(6)	$2,427
Shipments
Rolled products - third party	237	216	155	105	—	713
Rolled products - intersegment	1	9	1	3	(14)	—
Total rolled products	238	225	156	108	(14)	713
Non-rolled products	12	25	—	22	(7)	52
Total shipments	250	250	156	130	(21)	765

Selected Operating Results Three Months Ended September 30, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$906	$769	$435	$310	$21	$2,441
Shipments
Rolled products - third party	269	216	142	92	—	719
Rolled products - intersegment	—	2	—	—	(2)	—
Total rolled products	269	218	142	92	(2)	719
Non-rolled products	4	18	—	19	(6)	35
Total shipments	273	236	142	111	(8)	754

The following table reconciles changes in “Segment income” for the three months ended September 30, 2012 to the three months ended September 30, 2013 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency remeasurement hedging activities.

Changes in Segment income	North America	Europe	Asia	South America	Total
Segment Income - Three Months Ended September 30, 2012	$123	$74	$39	$41	$277
Volume	(31)	6	5	13	(7)
Conversion premium and product mix	(13)	(1)	(8)	(1)	(23)
Conversion costs (A)	6	(9)	5	(3)	(1)
Metal price lag	(12)	(15)	1	3	(23)
Foreign exchange	(5)	5	2	3	5
Primary metal production	—	—	—	3	3
Selling, general & administrative and research & development costs (B)	2	(2)	(2)	(3)	(5)
Other changes	—	3	(1)	—	2
Segment Income - Three Months Ended September 30, 2013	$70	$61	$41	$56	$228

(A)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, recycled metal usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of utilizing recycled metal and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

(B)	Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments.
North America
“Net sales” decreased $149 million, or 16%, reflecting a decline in our can and industrial product volumes, lower conversion premiums, and lower average price of aluminum, partially offset by increases in our automotive product shipments. Excess capacity in the can market in North America has negatively impacted our volumes and resulted in competitive pricing pressures we experienced with the renewal of existing customers' supply contracts at the end of the prior fiscal year. We have also lost some business from our industrial product customers in North America. We continue to experience an increase in demand and shipments of our automotive products.

“Segment income” was $70 million, a decrease of 43%, reflecting the items above, as well as unfavorable metal price lag partially offset by reductions in general and administrative costs. Metal price lag was unfavorable due primarily to gains we realized in the prior year and an increase in certain metal procurement costs. Conversion costs were favorable as we had higher production costs in prior year from shifting capacity from our Saguenay plant to other plants that did not recur in the current year and declines in other metal costs, partially offset by a decline in benefits from the utilization of recycled metal. General and administrative costs were down due primarily to an amendment we made to our non-union U.S. retiree medical plan.
We began the commissioning phase of our automotive sheet finishing project at our Oswego, New York facility in July 2013, which will result in approximately 240 kt of additional automotive finishing capacity annually when it is operating at full capacity.

Europe
“Net sales” increased $53 million, or 7%, reflecting higher flat rolled and non-flat rolled product volumes, which was driven by higher shipments of our automotive products, partially offset by declines in foil, light gauge, and industrial products. Lower average aluminum prices partially offset the increase in shipments. Conversion premiums were unfavorable compared to prior year due primarily to lower can prices with the renewal of existing customers' supply contracts, partially offset by a favorable shift in our product mix to higher margin automotive products.
“Segment income” was $61 million, a decrease of 18%, reflecting the items above, as well as unfavorable changes in metal price lag, higher conversion costs, and higher general and administrative costs, partially offset by a favorable impact from changes in foreign currency rates. Metal price lag was unfavorable due primarily to gains we realized in the prior year and an increase in certain metal procurement costs. Conversion costs were unfavorable due to an increase in freight costs, higher employee headcount as we begin to staff our recycling expansion in Germany, wage inflation and an increase in other metal costs, partially offset by an increase in the benefits from the utilization of recycled metal.
We are building a fully integrated recycling facility at our Nachterstedt, Germany plant, which will have an annual capacity of approximately 400 kt when operating at full capacity. The recycling facility is expected to begin commissioning in the middle of calendar year 2014.

Asia
“Net sales” increased by $28 million, or 6%, reflecting an increase in can volumes, partially offset by declines in our foil stock products, lower average prices of aluminum, and lower conversion premiums. The increase in our can volumes were driven by our Asia segment supplying can customers in the Middle East, which were supplied by other segments in prior year, and an increase in demand from a large can customer. We are facing more competition, primarily from FRP suppliers in China, who can price their metal off the Shanghai Metal Exchange, which does not have a local market premium. We price our metal based on the LME, which charges a local market premium which has put significant pressure on the the conversion premiums we charge our customers.
“Segment income” was $41 million, an increase of 5% reflecting the items above, as well as favorable conversion costs partially offset by higher general and administrative costs. Our conversion costs were favorable as we were able to use more recycled metal due to our additional recycling capabilities in our Yeongju, South Korea facility, partially offset by higher employment costs, an increase in melt loss, and higher energy costs. General and administrative costs were higher due to labor inflation and increased headcount for our new Vietnam recycling center and the construction of our new automotive sheet finishing plant in China.
In June 2013, we commissioned our first recycling collection center in Ho Chi Minh City, Vietnam, which will handle the procurement, cleaning and baling of UBCs and supply the UBCs to our recycling facility in Yeongju, South Korea. In July 2013, we began the commissioning phase of our rolling expansion facilities in South Korea which will result in approximately 350 kt of additional capacity when operating at full capacity. Our automotive sheet finishing plant in Changzhou, China, which will have annual capacity of approximately 120 kt, is expected to begin commissioning in the middle of calendar year 2014.

South America
“Net sales” increased by $81 million, or 26%, due primarily to higher volumes of both flat rolled and non-flat rolled products, partially offset by lower average prices of aluminum. Shipments of our can products increased compared to prior year due to an increase in can demand combined with the additional rolling capacity that we added with the expansion of our Pinda facility.
“Segment income” was $56 million, an increase of 37%, reflecting the items above, as well as favorable metal price lag, favorable foreign currency impact, and a favorable variance in our primary metal production operations, partially offset by higher conversion costs and higher general and administrative costs. Our primary metal production was favorable due to an increase in alumina and billet sales. Conversion costs were unfavorable due to wage inflation, higher natural gas prices, higher freight costs, and higher repairs and maintenance. Partially offsetting the increases in conversion costs were lower input costs due to higher benefits of utilizing recycled metal and a reduction in certain metal procurement costs. General and administrative costs increased due primarily to wage inflation.
Our rolling expansion in our Pinda facility will result in approximately 220 kt of additional rolling capacity annually when the facility is operating at full capacity. Additionally, we are installing a new coating line for beverage can end stock to increase our can coating capacity by approximately 100 kt annually and expanding our recycling capacity by approximately 190 kt in our Pinda facility, both of which are expected to become operational at the end of calendar year 2013. In March 2013, we shut down one of our two primary aluminum smelter lines in Brazil, as we continue to increase the use of recycled metal over primary metal.
Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended September 30, 2013 and 2012 (in millions).

	Three Months Ended September 30,
	2013	2012
North America	$70	$123
Europe	61	74
Asia	41	39
South America	56	41
Total Segment income	228	277
Depreciation and amortization	(79)	(69)
Interest expense and amortization of debt issuance costs	(75)	(73)
Adjustment to eliminate proportional consolidation	(8)	(9)
Unrealized gains (losses) on change in fair value of derivative instruments, net	4	(24)
Realized gains on derivative instruments not included in segment income	2	—
Restructuring and impairment, net	(18)	(17)
Gain (loss) on assets held for sale	—	(2)
Other costs, net	(5)	4
Income before income taxes	49	87
Income tax provision	26	37
Net income	23	50
Net income attributable to noncontrolling interests	—	1
Net income attributable to our common shareholder	$23	$49

"Depreciation and amortization” increased by $10 million due to additional depreciation from our rolling expansion project in Pinda, Brazil, which we commissioned in December 2012; our recycling expansion in Yeongju, South Korea, which we commissioned in October 2012; and amortization of our new ERP system. Partially offsetting these increases were fixed assets reaching their fully depreciated balances and certain facility shut-downs in the past year. As disclosed in Note 2 - Restructuring and Impairment, Net and Note 4 - Assets Held for Sale to our financial statements, we closed one of our smelter lines and sold our alumina assets during the first half of fiscal 2014. As of September 30, 2013, these facilities had been either sold, scrapped or have been impaired to their estimated realizable values, which was close to zero.
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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2012
Our performance in the first half of fiscal 2014 was down compared to the same period in the prior year due to pricing pressures in North America, Europe, and Asia; lower can shipments in North America due partly to unseasonably cooler weather in the early part of fiscal 2014 and excess can capacity in the market; and higher employment related costs. These factors were partially offset by strong demand for our automotive products, higher can shipments in Asia and South America, and an increase in the benefits we realize from utilizing recycled metal due to higher usage of recycled metal and higher discounts we received in the procurement of recycled metal.
“Net sales” decreased 3% driven by a 7% decrease in average aluminum prices, a decline in flat rolled product shipments, as well as lower conversion premiums in our can products driven by global competitive market conditions, partially offset by higher non-rolled product shipments and favorable foreign currency translation.
“Cost of goods sold (exclusive of depreciation and amortization)” decreased by 2% due primarily to lower average aluminum prices, a decline in flat rolled product shipments, and cost reductions from utilizing more recycled metal, partially offset by higher non-rolled product shipments and higher costs in the U.S. dollar due to foreign currency translation. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” declined $211 million.
"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" reflect operations of three European foil and packaging plants which were sold in June 2012, which also contributed to the declines. The impact of selling the three plants resulted in an unfavorable impact on European "Segment income" by $1 million in the six months ended September 30, 2013 compared to the same period in prior year.
“Income before income taxes” for the six months ended September 30, 2013 was $66 million, compared to $199 million in the six months ended September 30, 2012. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	"Selling, general and administrative expenses" increased $25 million primarily due to higher employee incentives related to an amendment made to our long term incentive plans and wage inflation;

•
“Depreciation and amortization” increased $14 million due to our rolling expansion project in Pinda, Brazil which we commissioned in December 2012, our recycling expansion in Yeongju, South Korea which we commissioned in October 2012, and amortization of our new ERP system, partially offset by fixed assets reaching their fully depreciated balances and certain facilities being sold or shut-down;

•
"Restructuring and impairment, net" of $27 million for the six months ended September 30, 2013 is primarily related to $19 million of severance charges related to continuing efforts to reduce the cost of our business support organization for the European region and $7 million of impairment charges primarily related to our on non-core fixed assets in Brazil, and $1 million of impairment charges on assets in North America. In prior year, we incurred $22 million of severance charges related to the closure of our Saguenay Works plant in Quebec, Canada and severance charges in our European region;

•	"Gain on assets held for sale" of $3 million for the six months ended September 30, 2013 related to the disposal of three foil rolling and packaging operations in Europe; and

•
Unrealized losses of $8 million for the six months ended September 30, 2013 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $11 million of losses in the same period in the prior year, which is reported as "Other income, net."

Our effective tax rate for the six months ended September 30, 2013 was 40%, compared to 28% in the six months ended September 30, 2012. The increase in the effective tax rate is primarily attributable to higher tax losses in certain jurisdictions where we are unable to benefit from those net operating losses and consequently have a full valuation allowance.
We reported “Net income attributable to our common shareholder” of $37 million for the six months ended September 30, 2013 as compared to $140 million for the six months ended September 30, 2012, primarily as a result of the factors discussed above.

Segment Review

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 17 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item, and eliminate intersegment shipments (in kt), intersegment sales, and intersegment income.

Selected Operating Results Six Months Ended September 30, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,537	$1,636	$948	$725	$(11)	$4,835
Shipments
Rolled products - third party	474	441	312	194	—	1,421
Rolled products - intersegment	2	16	6	6	(30)	—
Total rolled products	476	457	318	200	(30)	1,421
Non-rolled products	21	39	—	46	(11)	95
Total shipments	497	496	318	246	(41)	1,516

Selected Operating Results Six Months Ended September 30, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,826	$1,632	$863	$618	$52	$4,991
Shipments
Rolled products - third party	535	447	278	181	—	1,441
Rolled products - intersegment	—	4	—	—	(4)	—
Total rolled products	535	451	278	181	(4)	1,441
Non-rolled products	7	24	—	35	(5)	61
Total shipments	542	475	278	216	(9)	1,502
The following table reconciles changes in “Segment income” for the six months ended September 30, 2012 to the six months ended September 30, 2013 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency remeasurement hedging activities.

Changes in Segment income	North America	Europe (A)	Asia	South America	Total
Segment Income - Six Months Ended September 30, 2012	$212	$148	$85	$91	$536
Volume	(61)	5	16	14	(26)
Conversion premium and product mix	(32)	(46)	(18)	—	(96)
Conversion costs (B)	15	31	15	(8)	53
Metal price lag	(14)	(14)	(3)	—	(31)
Foreign exchange	(1)	5	1	4	9
Primary metal production	—	—	—	4	4
Selling, general & administrative and research & development costs (C)	(3)	(3)	(7)	(7)	(20)
Other changes	—	5	(2)	—	3
Segment Income - Six Months Ended September 30, 2013	$116	$131	$87	$98	$432

(A)
Included in the Europe "Segment income" for the six months ended September 30, 2012 were the operating results of three foil and packaging plants (Rugles, France; Dudelange, Luxembourg; and Berlin, Germany) that we sold on June 28, 2012. The change to "Segment income" attributable to these three foil plants for the six months ended September 30, 2013 compared to the prior year was unfavorable by $1 million. The following table reconciles changes in “Segment income” for the six months ended September 30, 2012 to the six months ended September 30, 2013 (in millions), with the impact of the foil and packaging plants separately identified.

Changes in Segment income	Europe	Total
Segment Income - Six Months Ended September 30, 2012	$148	$536
Volume	18	(13)
Conversion premium and product mix	(21)	(71)
Conversion costs	(4)	18
Metal price lag	(15)	(32)
Foreign exchange	8	12
Primary metal production	—	4
Selling, general & administrative and research & development costs	(7)	(24)
Other changes	5	3
Net impact of three foil plants sold in fiscal 2013	(1)	(1)
Segment Income - Six Months Ended September 30, 2013	$131	$432

(B)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, recycled metal usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of utilizing recycled metal and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

(C)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. These costs increased in the first half of fiscal 2014 compared to the first half of fiscal 2013 for the following reasons: 1) higher employee incentive costs attributable to the modification of our long term incentive plan and 2) wage inflation. Other significant fluctuations are discussed below.

North America
“Net sales” decreased $289 million, or 16%, reflecting a decline in our can and industrial product volumes and lower average price of aluminum, partially offset by increases in our automotive product shipments. Excess capacity in the can market in North America has negatively impacted our volumes and resulted in competitive pricing pressures we experienced with the renewal of existing customers' supply contracts at the end of the prior fiscal year. Additionally, we have lost some business from our industrial product customers in North America. We continue to experience an increase in demand for and shipments of our automotive products. The market pressures we mentioned above in the can market have negatively impacted can prices which resulted in unfavorable conversion premiums.

“Segment income” was $116 million, a decrease of 45%, reflecting the items above, as well as, unfavorable metal price lag, and higher general and administrative costs, partially offset by favorable changes in our conversion costs. Metal price lag was unfavorable due primarily to gains we realized in the prior year and an increase in certain metal procurement costs. Conversion costs were favorable compared to prior year due to production and supply chain issues we experienced in prior year related to transferring our Saguenay plant capacity to other North America plants which did not recur, reductions in other metal costs, and other operating efficiencies, partially offset by a reduction in the benefits from the utilization of recycled metal. We experienced higher general and administrative costs due to higher employment related expenses.

Europe
“Net sales” increased slightly, reflecting higher shipments of both flat rolled non-flat rolled products, partially offset by lower average aluminum prices and lower conversion premiums. The higher flat rolled products was driven by higher shipments of our automotive and can products, partially offset by declines in foil, light gauge, and industrial products. The reduction in our light gauge products was due to the sale of our European aluminum foil and packaging rolling plants in June of 2012. The products sold by the three European foil and packaging plants had high conversion premiums, which resulted in lower conversion premiums compared prior year. Additionally, we experienced declines in our conversion premiums as a result of lower can prices with the renewal of existing customers' supply contracts, partially offset by a favorable shift in our product mix to higher margin automotive products.
“Segment income” was $131 million, a decrease of 11%, reflecting the items above, as well as unfavorable metal price lag, and higher general and administrative costs partially offset by improved conversion costs and favorable foreign currency translation. Excluding the impact of the three European foil and packaging plants, conversion costs were unfavorable due to higher freight costs and employment costs, partially offset by an increase in the benefits from the utilization of recycled metal. Metal price lag was unfavorable due primarily to gains we realized in the prior year and an increase in other metal costs.
Asia
“Net sales” increased by $85 million, or 10%, reflecting an increase in volumes in our can products, partially offset by declines in our foil stock products, lower average prices of aluminum, and lower conversion premiums. The increase in our can volumes were driven by our Asia segment supplying can customers in the Middle East, which were supplied by other segments in prior year. We are facing more competition, primarily from FRP suppliers in China, who can price their metal off the Shanghai Metal Exchange, which does not have a local market premium. We price our metal based on the LME, which charges a local market premium which has put significant pressure on the the conversion premiums we charge our customers.
“Segment income” was $87 million, an increase of 2%, reflecting the items above, as well as favorable conversion costs, partially offset by higher general and administrative costs, and unfavorable metal price lag. Our conversion costs were favorable as we were able to use more recycled metal due to our additional recycling capabilities in our Yeongju, South Korea facility, partially offset by higher employment costs, an increase in melt loss, and higher energy costs. General and administrative costs were higher due to labor inflation and increased headcount for our new Vietnam recycling center and the construction of our new automotive sheet finishing plant in China.
South America
“Net sales” increased by $107 million, or 17%, due to both higher flat rolled and non-flat rolled product volumes, partially offset by lower average prices of aluminum. Shipments of our can products increased compared to prior year due to an increase in can demand combined with the additional rolling capacity that we added with the expansion of our Pinda facility. Shipments of our non-flat rolled products increased due to higher scrap, alumina, and billet sales.
“Segment income” was $98 million, an increase of 8%, reflecting the items above, as well as favorable results from our primary metal production operations, partially offset by unfavorable conversion costs and higher general and administrative costs. Our primary metal production was favorable due to an increase in alumina sales. Conversion costs were unfavorable due to wage inflation, higher natural gas prices, higher freight costs, and an increase in repairs and maintenance. Partially offsetting the increases in conversion costs, were increases in the benefits of utilizing recycled metal and a reduction in other metal procurement costs. General and administrative costs increased due primarily to wage inflation.
.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the six months ended September 30, 2013 and 2012 (in millions).

	Six Months Ended September 30,
	2013	2012
North America	$116	$212
Europe	131	148
Asia	87	85
South America	98	91
Total Segment income	432	536
Depreciation and amortization	(156)	(142)
Interest expense and amortization of debt issuance costs	(151)	(147)
Adjustment to eliminate proportional consolidation	(19)	(20)
Unrealized gains (losses) on change in fair value of derivative instruments, net	(8)	(11)
Realized gains on derivative instruments not included in segment income	4	2
Restructuring and impairment, net	(27)	(22)
Gain on assets held for sale	—	3
Other costs, net	(9)	—
Income before income taxes	66	199
Income tax provision	29	58
Net income	37	141
Net income attributable to noncontrolling interests	—	1
Net income attributable to our common shareholder	$37	$140
"Depreciation and amortization” increased by $14 million due to additional depreciation from our rolling expansion project in Pinda, Brazil; our recycling expansion in Yeongju, South Korea; and amortization of our new ERP system. Partially offsetting these increases were fixed assets reaching their fully depreciated balances and to certain facility shut-downs over the past several years. As disclosed in Note 2 - Restructuring and Impairment, Net and Note 4 - Assets Held for Sale to our financial statements, the following facilities were either closed or divested in fiscal 2013 and the first half of fiscal 2014: the Saguenay Works facility in Quebec, Canada, three foil and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany, a smelter line in Brazil, and alumina assets in Brazil. As of September 30, 2013, all of these facilities had been either sold, scrapped or have been impaired to their estimated realizable values, which was close to zero.
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
Available Liquidity
Our available liquidity as of September 30, 2013 and March 31, 2013 is as follows (in millions):

	September 30, 2013	March 31, 2013
Cash and cash equivalents	$338	$301
Availability under committed credit facilities	505	459
Total liquidity	$843	$760

We reported available liquidity of $843 million as of September 30, 2013, which is up compared to $760 million as of March 31, 2013. The increase is primarily attributable to higher total potential available liquidity as a result of the refinancing of our ABL Revolver in first quarter of fiscal 2014, two new Korean loan facilities which provides for an additional $75 million (KRW 80 billion) of liquidity, and changes in working capital, partially offset by the significant investments we made to fund our strategic expansion projects, and interest payments to service our debt obligations.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of September 30, 2013, we held approximately $4 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2013, we held $63 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, repatriating cash from jurisdictions for which we have not asserted that earnings are permanently reinvested. Cash held outside Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2013, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows the “Free cash flow” for the six months ended September 30, 2013 and 2012, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Six Months Ended September 30,
	2013	2012	Change
Net cash provided by operating activities	$248	$117	$131
Net cash used in investing activities	(351)	(304)	(47)
Less: Proceeds from sales of assets	(8)	(7)	(1)
Free cash flow	$(111)	$(194)	$83
Ending cash and cash equivalents	$338	$227	$111

“Free cash flow” was a negative $111 million for the six months ended September 30, 2013, which was favorable by $83 million as compared to the six months ended September 30, 2012. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash provided by operating activities was $248 million for the six months ended September 30, 2013, which compares favorably to $117 million in the six months ended September 30, 2012. The increase in net cash provided by operating activities was primarily the result of efforts to monetize our working capital in the first half of fiscal 2014, partially offset by lower "Segment income" in the six months ended September 30, 2013 of $432 million as compared to the six months ended September 30, 2012 of $536 million. The following summarizes significant changes in our working capital balances (in millions):

	Six Months Ended September 30,
	2013	2012	Change
Net cash provided by (used in) operating activities due to changes in working capital:
Accounts receivable	$163	$30	$133
Inventories	20	(148)	168
Accounts payable	(213)	(5)	(208)
Other current assets and liabilities	49	(39)	88
Net change in working capital	$19	$(162)	$181
Six months ended September 30, 2013
During the six months ended September 30, 2013, net cash provided from our working capital was $19 million. "Accounts receivable, net" declined due to an increase in our forfeited and factored accounts receivable, lower shipments, and lower average aluminum prices. As of September 30, 2013, and March 31, 2013, we had forfeited and factored, without recourse, certain trade receivables aggregating $216 million and $124 million, respectively, which increased net cash provided by operating activities by $92 million for the six months ended September 30, 2013. We determine the need to forfeit and factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" declined due to lower average aluminum prices, partially offset by higher quantities on hand. "Accounts payable" declined $213 million as the result of the timing of certain large vendor payables outstanding as of March 31, 2013, which were paid in April 2013 and lower average aluminum prices.

Included in cash flows provided by operating activities during the six months ended September 30, 2013 were $138 million of interest payments, $63 million of cash payments for income taxes, $16 million of payments on our restructuring programs, and $24 million of contributions to our pension plans. As of September 30, 2013, we had $35 million of outstanding restructuring liabilities, of which $34 million we estimate will result in cash outflows within the next twelve months. We also expect to have additional cash outflows in the second half of fiscal 2014 related to future restructuring activities. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. We plan to utilize the relief provided by MAP-21 in fiscal 2014, which reduces our minimum required defined benefit pension funding. During the remainder of fiscal 2014, we expect to contribute an additional $11 million to our funded pension plans, $5 million to our unfunded pension plans and $11 million to our savings and defined contribution plans.

Six months ended September 30, 2012
During the six months ended September 30, 2012 net cash used to fund working capital was $162 million. "Inventories" were higher due to an increase in quantities on hand, partially offset by lower average aluminum prices. "Accounts receivable, net" declined due to an increase in our forfeited and factored accounts receivable, lower volumes, and lower average aluminum prices. As of September 30, 2012, and March 31, 2012, we had forfeited and factored, without recourse, certain trade receivable aggregating $65 million and $53 million, respectively, which had a favorable impact to net cash provided by operating activities by $12 million for the six months ended September 30, 2012.

Included in cash flows provided by operating activities during the six months ended September 30, 2012 were $135 million of interest payments, $70 million, of cash paid for income taxes, $23 million of payments on our restructuring programs, and $35 million in contributions to our pension plans.

We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of September 30, 2013, we estimate there will be a net cash inflow of $5 million on the instruments that will settle in the three months ended December 31, 2013.

More details on our operating activities can be found above in “Results of operations for the six months ended September 30, 2013 compared to the six months ended September 30, 2012."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Six Months Ended September 30,
	2013	2012	Change
Capital expenditures	$(365)	$(345)	$(20)
Proceeds from settlement of other undesignated derivative instruments, net	6	31	(25)
Proceeds from sales of assets, third party, net	—	5	(5)
Proceeds from sales of assets, related party, net	8	2	6
Proceeds from investment in and advances to non–consolidated affiliates, net	—	1	(1)
Proceeds from related party loans receivable, net	—	2	(2)
Net cash used in investing activities	$(351)	$(304)	$(47)

We had $365 million of cash outflows for "Capital expenditures" for the six months ended September 30, 2013, compared to $345 million for the six months ended September 30, 2012. For the six months ended September 30, 2013, our "Capital expenditures" were primarily attributable to our rolling expansions in South Korea; our automotive sheet finishing plants in the U.S. and China; our recycling expansions in Germany and Brazil; and expenditures related to our ERP implementation. For the six months ended September 30, 2012, our "Capital expenditures" were primarily attributable to our rolling expansions in Brazil and South Korea; our recycling expansion in Brazil and South Korea; our automotive sheet finishing plant in the U.S.; and expenditures related to our ERP implementation. The following table summarizes our global expansion projects:

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

As of September 30, 2013, we had $39 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to September 30, 2013. We expect capital expenditures for fiscal 2014 to be between $700 million and $750 million.
During the six months ended September 30, 2013, we sold our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco, and received cash proceeds of $8 million. During the six months ended September 30, 2012, we received $5 million of proceeds, net of transaction fees, related to the sale of three foil plants in Europe to a third party.

The settlement of undesignated derivative instruments resulted in a cash inflows of $6 million and $31 million, in the six months ended September 30, 2013 and 2012, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.

“Proceeds (outflow) from related party loans receivable, net,” during all periods are primarily comprised of additional loans made to our nonconsolidated affiliate, Aluminium Norf GmbH (Alunorf), net of payments we received related to a previous loan due from Alunorf.

Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Six Months Ended September 30,
	2013	2012	Change
Proceeds from issuance of debt	$76	$46	$30
Principal payments	(59)	(11)	(48)
Short–term borrowings, net	131	54	77
Dividends, noncontrolling interest	—	(2)	2
Debt issuance costs	(8)	—	(8)
Net cash provided by financing activities	$140	$87	$53

During the six months ended September 30, 2013, we received proceeds of $72 million related to the issuance of new short-term loans in Brazil and proceeds of $4 million related to the issuance of new short-term loans in Vietnam. We made principal repayments of $45 million on short-term Brazil loans and $14 million on our Term Loan Facility, various capital lease obligations and other loans. We received net proceeds of $131 million in short-term borrowings, which consists of an additional $143 million under our ABL Revolver, partially offset by a decrease in bank overdrafts of $12 million. In May 2013, we amended and extended our old ABL Facility by entering into a $1 billion, five-year, Senior Secured Asset-Backed Revolving Credit Facility. We paid $8 million in debt issuance fees in the six months ended September 30, 2013 related to the new ABL Revolver.
As of September 30, 2013, our short-term borrowings were $640 million consisting of $469 million of loans under our ABL Revolver, $46 million in Novelis Korea bank loans, $121 million in Novelis Brazil loans and $4 million in Novelis Vietnam loans. The weighted average interest rate on our total short-term borrowings was 3.33% as of September 30, 2013. As of September 30, 2013, $25 million of the ABL Revolver was utilized for letters of credit, and we had $430 million in remaining availability under the ABL Revolver. As of September 30, 2013, we had $1 million of outstanding letters of credit in Korea which are not related to the ABL Revolver.
During the six months ended September 30, 2012, we received proceeds under a short-term loan agreement in Brazil of $40 million as well as an additional $6 million related to other debt issuances. We received proceeds of $54 million in short-term borrowings due to increases in our ABL Revolver of $50 million in addition to increases in bank overdrafts of $4 million. We paid $11 million in debt principal payments related to our short and long term debt for the six months ended September 30, 2012.
Dividends paid to our noncontrolling interests in the six months ended September 30, 2012, were $2 million related to our Asia operating segment.

OFF-BALANCE SHEET ARRANGEMENTS
The following discussion addresses the applicable off-balance sheet items for our Company.
Derivative Instruments
See Note 11 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements for a full description of derivative instruments.
Guarantees of Indebtedness
We have issued guarantees on behalf of certain of our wholly-owned subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries hold any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables for these entities are already included in our condensed consolidated balance sheets. We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets. We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of September 30, 2013, our guarantee was less than $1 million.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2013 and March 31, 2013, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 7 — Debt, Note 9 — Postretirement Benefit Plans and Note 15 — Income Taxes to our accompanying condensed consolidated financial statements for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the six months ended September 30, 2013, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2013 condensed consolidated balance sheets.

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
Sensitivities
We estimate that a 10% increase in LME aluminum prices would result in a $51 million pre-tax loss related to the change in fair value of our aluminum contracts as of September 30, 2013.

Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the three months ended September 30, 2013, natural gas and electricity represented approximately 97% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelter operations in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2013, given a 10% decline in spot prices for energy contracts ($ in millions).

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

We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of "Accumulated other comprehensive loss" in the Shareholder's equity section of the accompanying consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.

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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2013, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(39)
Euro	10%	(23)
Korean won	(10)%	(49)
Canadian dollar	(10)%	(1)
British pound	(10)%	(4)
Swiss franc	(10)%	(2)
Chinese yuan	10%	(2)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 2.75% plus the higher of LIBOR or 100 basis points (1% floor). As of September 30, 2013, this floor feature was in effect which resulted in an interest rate of 3.75%. Due to the floor feature of the Term Loan Facility, as of September 30, 2013, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 75 basis points (bp).

From time to time, we have used interest rate swaps to manage our debt cost. As of September 30, 2013, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of September 30, 2013.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2013, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

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

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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
Date: November 12, 2013

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