Form 10-Q
period 2013-12-31
Novelis Inc.
filed 2014-02-10
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 7, 2014, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales	$2,422	$2,321	$7,257	$7,312
Cost of goods sold (exclusive of depreciation and amortization)	2,112	2,036	6,304	6,315
Selling, general and administrative expenses	115	101	344	305
Depreciation and amortization	91	76	247	218
Research and development expenses	12	11	34	36
Interest expense and amortization of debt issuance costs	76	76	227	223
Gain on assets held for sale	(6)	—	(6)	(3)
Restructuring and impairment, net	19	7	46	29
Equity in net loss of non-consolidated affiliates	5	10	12	15
Other income, net	(12)	(10)	(27)	(39)
	2,412	2,307	7,181	7,099
Income before income taxes	10	14	76	213
Income tax (benefit) provision	(3)	11	26	69
Net income	13	3	50	144
Net income attributable to noncontrolling interests	—	—	—	1
Net income attributable to our common shareholder	$13	$3	$50	$143
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(In millions)

	Three Months Ended December 31, 2013			Three Months Ended December 31, 2012
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$13	$—	$13	$3	$—	$3
Other comprehensive income (loss):
Currency translation adjustment	34	—	34	50	—	50
Net change in fair value of effective portion of cash flow hedges	7	—	7	41	—	41
Net change in pension and other benefits	(4)	—	(4)	5	—	5
Other comprehensive income (loss) before income tax effect	37	—	37	96	—	96
Income tax provision (benefit) related to items of other comprehensive income (loss)	4	—	4	14	—	14
Other comprehensive income (loss), net of tax	33	—	33	82	—	82
Comprehensive income (loss)	$46	$—	$46	$85	$—	$85

	Nine Months Ended December 31, 2013			Nine Months Ended December 31, 2012
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$50	$—	$50	$143	$1	$144
Other comprehensive income (loss):
Currency translation adjustment	126	(2)	124	16	—	16
Net change in fair value of effective portion of cash flow hedges	(36)	—	(36)	(17)	—	(17)
Net change in pension and other benefits	99	—	99	35	—	35
Other comprehensive income (loss) before income tax effect	189	(2)	187	34	—	34
Income tax provision (benefit) related to items of other comprehensive income (loss)	36	—	36	3	—	3
Other comprehensive income (loss), net of tax	153	(2)	151	31	—	31
Comprehensive income (loss)	$203	$(2)	$201	$174	$1	$175
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In millions, except number of shares)

	December 31, 2013	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$527	$301
Accounts receivable, net
— third parties (net of allowances of $4 as of December 31, 2013 and $3 as of March 31, 2013, respectively)	1,326	1,447
— related parties	50	38
Inventories	1,188	1,168
Prepaid expenses and other current assets	100	93
Fair value of derivative instruments	52	109
Deferred income tax assets	130	112
Assets held for sale	33	9
Total current assets	3,406	3,277
Property, plant and equipment, net	3,443	3,104
Goodwill	611	611
Intangible assets, net	642	649
Investment in and advances to non–consolidated affiliates	657	627
Deferred income tax assets	44	75
Other long–term assets
— third parties	169	166
— related parties	13	13
Total assets	$8,985	$8,522
LIABILITIES AND EQUITY
Current liabilities
Current portion of long–term debt	$93	$30
Short–term borrowings	886	468
Accounts payable
— third parties	1,198	1,207
— related parties	58	47
Fair value of derivative instruments	75	74
Accrued expenses and other current liabilities	470	497
Deferred income tax liabilities	18	28
Liabilities held for sale	12	1
Total current liabilities	2,810	2,352
Long–term debt, net of current portion	4,365	4,434
Deferred income tax liabilities	459	504
Accrued postretirement benefits	655	731
Other long–term liabilities	256	262
Total liabilities	8,545	8,283
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2013 and March 31, 2013	—	—
Additional paid–in capital	1,654	1,654
Accumulated deficit	(1,127)	(1,177)
Accumulated other comprehensive loss	(115)	(268)
Total equity of our common shareholder	412	209
Noncontrolling interests	28	30
Total equity	440	239
Total liabilities and equity	$8,985	$8,522
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In millions)

	Nine Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$50	$144
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	247	218
Loss on unrealized derivatives and other realized derivatives in investing activities, net	9	11
Gain on assets held for sale	(6)	(3)
Deferred income taxes	(45)	3
Amortization of fair value adjustments, net	9	9
Equity in net loss of non–consolidated affiliates	12	15
Gain on foreign exchange remeasurement of debt	(3)	(5)
Loss on sale of assets	4	1
Impairment charges	19	3
Amortization of debt issuance costs and carrying value adjustments	19	22
Other, net	(6)	(5)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	151	78
Inventories	(30)	(193)
Accounts payable	(22)	(139)
Other current assets	35	(23)
Other current liabilities	(89)	(83)
Other noncurrent assets	(1)	(18)
Other noncurrent liabilities	3	(13)
Net cash provided by operating activities	356	22
INVESTING ACTIVITIES
Capital expenditures	(522)	(538)
Proceeds from sales of assets, third party, net of transaction fees	7	18
Proceeds from sales of assets, related party, net of transaction fees	8	2
(Outflows) proceeds from investment in and advances to non–consolidated affiliates, net	(12)	3
Proceeds from settlement of other undesignated derivative instruments, net	6	10
Net cash used in investing activities	(513)	(505)
FINANCING ACTIVITIES
Proceeds from issuance of debt	138	296
Principal payments	(113)	(93)
Short–term borrowings, net	359	304
Dividends, noncontrolling interest	—	(2)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	—	(9)
Debt issuance costs	(8)	(3)
Net cash provided by financing activities	376	493
Net increase (decrease) in cash and cash equivalents	219	10
Effect of exchange rate changes on cash	7	13
Cash and cash equivalents — beginning of period	301	317
Cash and cash equivalents — end of period	$527	$340

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2013	1,000	$—	$1,654	$(1,177)	$(268)	$30	$239
Net income attributable to our common shareholder	—	—	—	50	—	—	50
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Currency translation adjustment, net of tax impact of $–million included in AOCI	—	—	—	—	126	(2)	124
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $1 included in AOCI	—	—	—	—	(35)	—	(35)
Change in pension and other benefits, net of tax provision of $37 included in AOCI	—	—	—	—	62	—	62
Balance as of December 31, 2013	1,000	$—	$1,654	$(1,127)	$(115)	$28	$440
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
Description of Business and Basis of Presentation
Novelis Inc. was formed in Canada on September 21, 2004. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs). As of December 31, 2013, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 25 operating plants, including recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
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
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairment of long lived assets and other intangible assets; (4) impairment of and assessment of consolidation of equity investments; (5) actuarial assumptions related to pension and other postretirement benefit plans; (6) tax uncertainties and valuation allowances; and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Recently Adopted Accounting Standards
Effective for the first quarter of fiscal 2014, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, and ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The adoption of this standard had no impact on our consolidated financial position or results of operations, but required additional disclosure in Note 13 - Fair Value Measurements.
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
Recently Issued Accounting Standards
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. We will adopt this standard prospectively in our first quarter ending June 30, 2015 and therefore this will not impact our historically financial statements.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

2.    RESTRUCTURING AND IMPAIRMENT, NET
“Restructuring and impairment, net” for the nine months ended December 31, 2013 and 2012 was $46 million and $29 million, respectively. Included in the $46 million are asset impairment charges of $17 million on non-core assets in South America and $2 million of other impairments unrelated to restructuring activities.
The following table summarizes our restructuring liability activity by segment and impairment charges (in millions).

	Restructuring Liability
	North America	Europe	Asia	South America	Corporate	Total Restructuring Liabilities	Other Restructuring Charges (A)	Impairments	Total Restructuring and Impairments, net
Balance as of March 31, 2013	$7	$10	$—	$14	$2	$33
Expenses	2	22	—	2	—	26	$1	$19	$46
Cash payments	(4)	(12)	—	(7)	(1)	(24)
Foreign currency translation and other	—	1	—	(1)	—	—
Balance as of December 31, 2013	$5	$21	$—	$8	$1	$35

(A) Other restructuring charges include period expenses that were not recorded through the restructuring liability.

  As of December 31, 2013, $34 million of the restructuring liability was classified as short-term and included in "Accrued expenses and other current liabilities" and $1 million was classified as long-term and included in "Other long-term liabilities" in our condensed consolidated balance sheets.
North America
Restructuring charges for the nine months ended December 31, 2013 were $3 million, which consisted of severance and other costs related to relocation of our research and development operations and $1 million of period expenses that were not recorded through the restructuring liability. For the nine months ended December 31, 2013, we made $3 million in severance payments related to the relocation and $1 million in other payments related to previously announced programs.
As of December 31, 2013, the restructuring liability balance of $5 million was comprised of $4 million of severance and $1 million of other costs.
Europe
Restructuring charges for the nine months ended December 31, 2013 consisted of $22 million of severance charges that reflect continuing efforts to reduce the cost of our business support organization for the European region. For the nine months ended December 31, 2013, we made $12 million in severance payments related to these restructuring actions and previously announced separation programs.
As of December 31, 2013, the restructuring liability balance of $21 million was comprised of $20 million of severance costs and $1 million of environmental remediation liabilities.
South America
Restructuring charges for the nine months ended December 31, 2013 were $2 million which consisted of severance and other exit charges related to the closure of one of our primary aluminum smelter lines. For the nine months ended December 31, 2013, we made $3 million in severance payments and $4 million in other exit related payments for the closure of the primary aluminum smelter line.
As of December 31, 2013, the restructuring liability balance of $8 million was primarily related to exit related liabilities from previously announced programs.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Corporate
Restructuring payments during the nine months ended December 31, 2013 consisted of $1 million in lease payments related to our previous corporate headquarters. As of December 31, 2013, the restructuring liability balance of $1 million was comprised of future lease payments on our previous corporate headquarters.

3.    INVENTORIES
Inventories consisted of the following (in millions).

	December 31, 2013	March 31, 2013
Finished goods	$254	$245
Work in process	447	502
Raw materials	382	319
Supplies	105	102
Inventories	$1,188	$1,168

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

4.    ASSETS HELD FOR SALE
In December 2013, we sold certain land in Brazil for $6 million in cash and recognized a $6 million "Gain on assets held for sale" in the condensed consolidated statement of operations. We have also made a decision to sell certain mining rights related to this property and expect this will occur within the next twelve months. We have recorded the net book value of the mining rights asset of $1 million as "Assets held for sale" as of December 31, 2013. The estimated fair market value of the mining rights is in excess of the net book value.
In September 2013, we made the decision to sell certain non-core assets and liabilities related to our foil operations in North America. The sale is estimated to occur within the next twelve months. The related assets of $32 million and liabilities of $12 million have been classified as "Assets held for sale" and "Liabilities held for sale" in our condensed consolidated balance sheets as of December 31, 2013. The estimated fair market value of the assets and liabilities is in excess of net book value.
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
In June 2012, we sold three aluminum foil and packaging plants in our Europe segment to American Industrial Acquisition Corporation (AIAC) for $18 million of cash, net of transaction fees, and we recorded a gain on the disposal of these assets and liabilities of $3 million, which was recorded as “Gain on assets held for sale” in the condensed consolidated statement of operations.
The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	December 31, 2013	March 31, 2013
Assets held for sale
Accounts receivable	$13	$—
Inventories	14	—
Property, plant and equipment, net	6	9
Total assets held for sale	$33	$9

Liabilities held for sale
Accounts payable	$3	$—
Accrued expenses and other current liabilities	9	—
Other liabilities	—	1
Total liabilities held for sale	$12	$1

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

	December 31, 2013	March 31, 2013
Assets
Current assets
Cash and cash equivalents	$—	$1
Accounts receivable	40	35
Inventories	42	38
Prepaid expenses and other current assets	1	1
Total current assets	83	75
Property, plant and equipment, net	9	17
Goodwill	12	12
Deferred income tax assets	72	68
Other long-term assets	3	3
Total assets	$179	$175
Liabilities
Current liabilities
Short-term borrowings	$1	$—
Accounts payable	24	29
Accrued expenses and other current liabilities	14	14
Total current liabilities	39	43
Accrued postretirement benefits	160	154
Other long-term liabilities	3	3
Total liabilities	$202	$200

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with our non-consolidated affiliates, which we classify as related party transactions and balances. We earned less than $1 million of interest income on a loan due from a non-consolidated affiliate, Aluminum Norf GmbH (Alunorf), during each of the periods presented in the table below. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of December 31, 2013 and March 31, 2013.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of December 31, 2013, there were no amounts outstanding under our guarantee with Alunorf.

The following table summarizes the results of operations of our equity method affiliates in aggregate for the three and nine months ended December 31, 2013 and 2012 and the nature and amounts of significant transactions we had with our non-consolidated affiliates (in millions). The current period and prior periods are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net sales	$150	$121	$411	$362
Costs and expenses related to net sales	151	134	407	368
Provision (benefit) for taxes on income	2	(1)	4	1
Net (loss) income	$(3)	$(12)	$—	$(7)
Purchase of tolling services from Aluminum Norf GmbH (Alunorf)	$75	$61	$205	$181
The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in our condensed consolidated balance sheets (in millions).

	December 31, 2013	March 31, 2013
Accounts receivable-related parties	$50	$38
Other long-term assets-related parties	$13	$13
Accounts payable-related parties	$58	$47
Transactions with Hindalco
In August 2013, we sold our bauxite mining rights and certain alumina assets and related liabilities in Brazil to Hindalco for $8 million in cash. As of December 31, 2013, we had a receivable from Hindalco related to this transaction of less than $1 million. See Note 4-Assets Held for Sale for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

7.    DEBT
Debt consisted of the following (in millions).

	December 31, 2013					March 31, 2013
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	3.60%	$886	$—		$886	$468	$—		$468
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,754	(22)	(B)	1,732	1,767	(27)	(B)	1,740
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	11	—		11	12	—		12
Novelis Korea Limited
Loans, due December 2014 through December 2015 (KRW 166 billion)	3.62%	157	—		157	149	—		149
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 33 million)	7.50%	37	(1)	(C)	36	38	(1)	(C)	37
Novelis do Brasil Ltda.
BNDES loans, due March 2014 through April 2021(BRL R$30 million)	6.26%	13	(2)	(D)	11	18	(3)	(D)	15
Other
Other debt, due through December 2020	4.32%	11	—		11	11	—		11
Total debt — third parties		5,369	(25)		5,344	4,963	(31)		4,932
Less: Short-term borrowings		(886)	—		(886)	(468)	—		(468)
Less: Current portion of long term debt		$(93)	—		$(93)	$(30)	—		$(30)
Long-term debt, net of current portion — third parties:		$4,390	$(25)		$4,365	$4,465	$(31)		$4,434

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of December 31, 2013, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011, 2012, 2013 and 2014. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)
Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value. In connection with a series of refinancing transactions, a portion of the historical fair value adjustments were allocated to the Term Loan Facility, resulting in carrying value adjustments on this debt obligation. The unamortized carrying value balances also include an issuance discount.

(C)	Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value resulting in carrying value adjustments to our capital lease obligations in Novelis Switzerland.

(D)	The unamortized carrying value balance includes issuance discount resulting from receiving a below market interest rate on the the BNDES loans.

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of December 31, 2013 for our debt denominated in foreign currencies) are as follows (in millions):

As of December 31, 2013	Amount
Short-term borrowings and Current portion of long-term debt due within one year	$979
2 years	126
3 years	30
4 years	2,812
5 years	10
Thereafter	1,412
Total	$5,369
Senior Secured Credit Facilities
As of December 31, 2013, we had senior secured credit facilities which consist of (1) a $1.8 billion four-year secured term loan credit facility (Term Loan Facility) and (2) a $1 billion five-year asset based loan facility (ABL Revolver). The Term Loan Facility interest rate is equal to LIBOR (with a floor of 1%) plus a spread of 2.75%, at all times.
In May 2013, we amended and extended our previous five-year asset based loan facility (ABL Facility) by entering into a $1.0 billion, five year ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.75% to 2.25% or prime plus a spread of 0.75% to 1.25% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million, subject to approval by the lenders of the Term Loan Facility and ABL Revolver. The new ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 15% of the lesser of (a) the Credit Facility and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL defined EBITDA less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The facility matures on May 13, 2018; provided that, in the event that any of the Notes or the Term Loan Facility is outstanding (and not refinanced with a maturity date later than November 13, 2018) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes or the Term Loan Facility, unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and a minimum fixed charged ratio test of at least 1.25 to 1 is met.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of December 31, 2013, we were in compliance with the covenants in the Term Loan Facility and ABL Revolver.
Short-Term Borrowings
As of December 31, 2013, our short-term borrowings were $886 million consisting of $697 million of loans under our ABL Revolver, $47 million (KRW 50 billion) in Novelis Korea loans, $123 million in Novelis Brazil loans, $17 million (VND 357 billion) in Novelis Vietnam loans and $2 million of other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 3.60% and 3.30% as of December 31, 2013 and March 31, 2013, respectively.
As of December 31, 2013, $17 million of the ABL Revolver was utilized for letters of credit, and we had $203 million in remaining availability under the ABL Revolver. As of December 31, 2013, we had no outstanding letters of credit in Korea.

In May 2013, Novelis Korea entered into two new revolving loan facilities. As of December 31, 2013, one of the facilities has a borrowing capacity of $28 million (KRW 30 billion) and bears an interest rate of the three month financial rate as published by the Korea Financial Investment Association plus a spread of 1.6%. The second facility has a borrowing capacity of $47 million (KRW 50 billion) and bears an interest rate tied to Korea's three month CD rate plus a spread of 1.25%. Both facilities mature in May 2015. As of December 31, 2013, we had no borrowings outstanding under these revolving loan facilities.
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
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc., a division of the McGraw-Hill Companies, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended. As of December 31, 2013, we were in compliance with the covenants in the Notes.
Korean Bank Loans
As of December 31, 2013, Novelis Korea had $157 million (KRW 166 billion) of outstanding long-term loans with various banks, of which $47 million is due within one year. One of the loans has a fixed interest rate of 3.61% and a maturity of December 2015 and all other loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.88% to 1.41% with maturity dates ranging from December 2014 to December 2015. The weighted average interest rate is 3.62% as of December 31, 2013.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Brazil BNDES Loans
From February 2011 through September 2012, Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of December 31, 2013, we had $13 million (BRL 30 million) outstanding under the BNDES loan agreements at a current weighted average rate of 6.26% with maturity dates from March 2014 through April 2021. Less than $3 million of BNDES loans are due within one year.
Other Long-term debt
In December 2004, Novelis Switzerland entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million (USD $1.9 million) at the exchange rate as of December 31, 2013. As of December 31, 2013, we had $37 million outstanding under this capital lease.
During fiscal 2013, Novelis Inc. entered into various five-year capital lease arrangements to upgrade and expand our information technology infrastructure. As of December 31, 2013, we had $11 million outstanding under these capital leases.
As of December 31, 2013, we had $11 million of other capital lease obligations and loans in Asia with due dates through December 2020.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 11- Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

8.    SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans (LTIPs), under which Hindalco stock appreciation rights (Hindalco SARs), Novelis stock appreciation rights (Novelis SARs), and phantom restricted stock units (RSUs) are granted to certain executive officers and key employees.
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
Total compensation expense related to Hindalco SARs, Novelis SARs, and RSUs under the plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” or "Cost of goods sold (exclusive of depreciation and amortization)" in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2015, 2016 and 2017 have not yet been established, measurement periods for Hindalco and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco and Novelis SARs has been recorded.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Total compensation expense	$4	$3	$21	$4

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The table below shows the Hindalco SARs activity for the nine months ended December 31, 2013.

	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2013	38,971,573	120.40	4.8	$2
Granted	7,500,061	105.28	6.5	—
Exercised	(881,481)	78.97	—	—
Forfeited/Canceled	(23,092,102)	125.46	—	—
SARs outstanding as of December 31, 2013	22,498,051	111.36	4.5	$7
SARs exercisable as of December 31, 2013	9,351,668	114.01

The table below shows the Novelis SARs activity for the nine months ended December 31, 2013.

	Number of SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2013	—	—	—	$—
Granted	13,468,436	94.91	5.0	3
Exercised	(19,524)	75.77	—	—
Forfeited/Canceled	(983,905)	96.05	—	—
SARs outstanding as of December 31, 2013	12,465,007	94.85	5.0	$3
SARs exercisable as of December 31, 2013	1,969,930	101.81

The table below shows the RSUs activity for the nine months ended December 31, 2013.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2013	3,591,406	136.22	$5
Granted	2,119,114	105.10	—
Exercised	(783,734)	109.43	—
Forfeited/Canceled	(247,543)	119.87	—
RSUs outstanding as of December 31, 2013	4,679,243	120.57	$9

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Nine Months Ended December 31,
	2013	2012
Risk-free interest rate in India	8.59% - 8.98%	7.98% - 8.12%
Dividend yield	1.14%	1.19%
Volatility	37% - 51%	40% - 54%

The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Nine Months Ended December 31,
	2013	2012
Risk-free interest rate in the U.S.	.98% - 2.22%	—%
Dividend yield	—%	—%
Volatility	28% - 41%	—%

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
The fair value of each unvested Novelis SAR was based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used the historical volatility of comparable companies to determine expected volatility assumptions. The risk-free interest rate is based on U.S. treasury yields for a time period corresponding to the remaining contractual life. The forfeiture rate is estimated based on actual historical forfeitures of Hindalco SARs. The value of each vested Novelis SAR is remeasured at fair value each reporting period based on the percentage increase in the current Novelis phantom stock price over the exercise price, not to exceed the maximum payout as defined by the plans. The fair value of the Novelis SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria.
The cash payments made to settle Hindalco SAR liabilities were $15 million in the nine months ended December 31, 2013, which primarily relates to payments made to participants that elected to cancel their outstanding Hindalco SARs as part of the amendment discussed above. Total cash payments made to settle Hindalco RSUs were $1 million in the nine months ended December 31, 2013. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $7 million, which is expected to be recognized over a weighted average period of 2.5 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $12 million, which is expected to be recognized over a weighted average period of 2.2 years. Unrecognized compensation expense related to the RSUs was $6 million, which will be recognized over the remaining weighted average vesting period of 1.7 years.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2013	2012	2013	2012
Service cost	$12	$11	$1	$2
Interest cost	16	16	1	2
Expected return on assets	(17)	(16)	—	—
Amortization — losses	7	8	2	1
Amortization — prior service (credit) / cost	—	(1)	(10)	—
Net periodic benefit cost	$18	$18	$(6)	$5

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Service cost	$37	$33	$6	$7
Interest cost	48	49	5	7
Expected return on assets	(50)	(48)	—	—
Amortization — losses	19	22	4	2
Amortization — prior service (credit) / cost	(1)	(2)	(12)	—
Net periodic benefit cost	$53	$54	$3	$16

The expected long-term rate of return on plan assets is 6.3% in fiscal 2014.

In August 2013, the Company amended its U.S. non-union retiree medical plan. Beginning January 2014, the retirees' current healthcare benefits provided by the Company will be discontinued and replaced with the retirees' option to participate in a new Retiree Health Access Exchange (RHA). For calendar year 2014 and 2015, the Company will subsidize a portion of the retiree medical premium rates of the RHA. The Company will not provide a subsidy beginning in calendar year 2016. The changes to the plan resulted in a plan remeasurement and negative plan amendment, which reduced our obligation by $97 million. The negative plan amendment, net of unrecognized actuarial losses, recorded in AOCI as of August 31, 2013 is a pre-tax gain balance of $70 million. The $70 million is being amortized as a reduction to periodic benefit cost from September 1, 2013 through December 31, 2015, subject to an annual remeasurement adjustment.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Funded pension plans	$11	$15	$21	$33
Unfunded pension plans	3	3	8	10
Savings and defined contribution pension plans	5	4	14	14
Total contributions	$19	$22	$43	$57
During the remainder of fiscal 2014, we expect to contribute an additional $6 million to our funded pension plans, $2 million to our unfunded pension plans and $6 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses were included in “Other income, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Gain on remeasurement of monetary assets and liabilities, net	$(10)	$(11)	$(32)	$(21)
Loss released from accumulated other comprehensive income	1	—	2	1
Loss recognized on balance sheet remeasurement currency exchange contracts, net	7	9	23	10
Currency gains, net	$(2)	$(2)	$(7)	$(10)

The following currency gains (losses) were included in “AOCI,” net of tax and in “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Nine Months Ended December 31, 2013	Year Ended March 31, 2013
Cumulative currency translation adjustment — beginning of period	$(30)	$23
Effect of changes in exchange rates	124	(42)
Sale of investment in foreign entities (A)	—	(11)
Cumulative currency translation adjustment — end of period	$94	$(30)

(A)
We reclassified $11 million of cumulative currency gains from AOCI to "Gain on assets held for sale" in the fiscal year ended March 31, 2013 related to the sale of three aluminum foil and packaging plants in Europe. See Note 4 - Assets Held for Sale.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The fair values of our financial instruments, energy and commodity contracts as of December 31, 2013 and March 31, 2013 were as follows (in millions).

	December 31, 2013
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent(A)	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$10	$—	$(3)	$—	$7
Currency exchange contracts	13	6	(23)	(14)	(18)
Energy contracts	1	—	—	—	1
Net Investment hedges
Currency exchange contracts	—	—	(1)	—	(1)
Fair value hedges
Aluminum contracts	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	24	6	(28)	(14)	(12)
Derivatives not designated as hedging instruments
Aluminum contracts	23	—	(28)	—	(5)
Currency exchange contracts	5	—	(11)	—	(6)
Energy contracts	—	—	(8)	(16)	(24)
Total derivatives not designated as hedging instruments	28	—	(47)	(16)	(35)
Total derivative fair value	$52	$6	$(75)	$(30)	$(47)

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

Aluminum
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We sell short-term LME and Midwest Transaction Premium aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 14 kt and 22 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2013 and March 31, 2013, respectively.
The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk:

	Amount of Gain (Loss) Recognized on Changes in Fair Value		Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Fair Value Hedges of Metal Price Risk
Derivative Contracts	(2)	(1)	(3)	(6)
Designated Hedged Items	2	1	3	4
Net Ineffectiveness (A)	—	—	—	(2)

(A)	Effective portion is recorded in "Net sales" and net ineffectiveness in "Other income, net"

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond three years in length. We had 21 kt and 5 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of December 31, 2013 and March 31, 2013, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Price risk exposure also arises due to fixed costs associated with our smelter operations in South America. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 223 kt and 210 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of December 31, 2013 and March 31, 2013, respectively.
The remaining balance of our LME and Midwest Transaction Premium aluminum derivative contracts are not designated as accounting hedges. As of December 31, 2013 and March 31, 2013, we had 101 kt and 36 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than seven months. The following table summarizes our notional amount (in kt).

	December 31, 2013	March 31, 2013
Hedge Type
Cash flow purchases	21	5
Cash flow sales	(223)	(210)
Fair value	14	22
Not designated	(101)	(36)
Total	(289)	(219)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $754 million and $918 million in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2013 and March 31, 2013, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $75 million outstanding foreign currency forwards designated as net investment hedges as of December 31, 2013. As of March 31, 2013, we had no outstanding foreign currency forwards designated as net investment hedges.
As of both December 31, 2013 and March 31, 2013, we had outstanding currency exchange contracts with a total notional amount of $295 million and $620 million, respectively, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the fourth quarter of fiscal 2014 and first quarter of fiscal 2015.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1 million of notional megawatt hours remained outstanding as of December 31, 2013, and the fair value of this swap was a liability of $24 million as of December 31, 2013. As of March 31, 2013, the fair value of this electricity swap was a liability of $27 million.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 6 million MMBTUs designated as cash flow hedges as of December 31, 2013, and the fair value of these swaps was an asset of $1 million. There were 2.4 million MMBTUs of natural gas swaps designated as cash flow hedges as of March 31, 2013 and the

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

fair value of these swaps was an asset of $1 million. As of December 31, 2013 and March 31, 2013, we had 1 million MMBTUs and 3.3 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. The fair value as of December 31, 2013 and March 31, 2013 was an asset of less than $1 million and an asset of $2 million, respectively, for the swaps not designated as hedges. The average duration of undesignated contracts is less than one year in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
As of December 31, 2013, we swapped $129 million (KRW 136 billion) floating rate loans to a weighted average fixed rate of 4.03%. All swaps expire concurrent with the maturity of the related loans. As of December 31, 2013 and March 31, 2013, $129 million (KRW136 billion) and $95 million (KRW106 billion) were designated as cash flow hedges, respectively.

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness of designated derivatives recognized in “Other income, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$2	$(1)	$—	$(7)
Currency exchange contracts	(7)	(10)	(22)	(4)
Energy contracts (A)	3	—	4	7
(Loss) gain recognized in "Other income, net"	(2)	(11)	(18)	(4)
Derivative Instruments Designated as Hedges
Gain recognized in "Other income, net" (B)	12	3	29	14
Total gain (loss) recognized in "Other income, net"	$10	$(8)	$11	$10
Balance sheet remeasurement currency exchange contracts	$(8)	$(9)	$(25)	$(11)
Realized gains (losses), net	15	(3)	41	28
Unrealized gains (losses) on other derivative instruments, net	3	4	(5)	(7)
Total gain (loss) recognized in "Other income, net"	$10	$(8)	$11	$10

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: forward market premium/discount excluded from designated hedging relationships; hedging relationship ineffectiveness on designated aluminum contracts; and releases to income from AOCI on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges and net investment derivatives (in millions). Within the next twelve months, we expect to reclassify $14 million of losses from “AOCI” to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Cash flow hedging derivatives
Aluminum contracts	$11	$15	$30	$7	$13	$3	$31	$16
Currency exchange contracts	(4)	9	(29)	(18)	—	1	1	2
Energy contracts (A)	2	—	—	1	—	—	—	—
Interest Rate Swaps	—	(1)	—	(1)	—	—	—	—
Total Cash flow hedging derivatives	$9	$23	$1	$(11)	$13	$4	$32	$18
Net Investment derivatives
Currency exchange contracts	(1)	(1)	(3)	—	—	—	—	—
Total	$8	$22	$(2)	$(11)	$13	$4	$32	$18

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended December 31,		Nine Months Ended December 31,
Cash flow hedging derivatives	2013	2012	2013	2012
Energy contracts (A)	$(1)	$(1)	$(4)	$(4)	Other income, net
Aluminum contracts	6	(14)	45	16	Cost of goods sold (B)
Aluminum contracts	1	3	5	10	Net sales
Currency exchange contracts	(4)	(5)	(8)	(12)	Cost of goods sold (B)
Currency exchange contracts	(1)	(1)	(1)	(2)	SG&A
Currency exchange contracts	3	1	3	(1)	Net sales
Currency exchange contracts	(1)	—	(2)	(1)	Other income, net
Total	$3	$(17)	$38	$6	Income (loss) before taxes
	(2)	6	(14)	(2)	Income tax (provision) benefit
	$1	$(11)	$24	$4	Net income (loss)

(A)
Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item. There were no amounts reclassified from AOCI into income/(expense) related to natural gas swaps for the periods presented.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the change in the components of accumulated other comprehensive income (loss) net of tax, for the periods presented (in millions).

	Currency Translation	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of September 30, 2013	$59	$(39)	$(168)	$(148)
Other comprehensive income (loss) before reclassifications	34	3	(3)	34
Amounts reclassified from AOCI	—	(1)	—	(1)
Net change in other comprehensive income (loss)	34	2	(3)	33
Balance as of December 31, 2013	$93	$(37)	$(171)	$(115)

	Currency Translation	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of September 30, 2012	$(14)	$(44)	$(184)	$(242)
Other comprehensive income (loss) before reclassifications	50	17	(1)	66
Amounts reclassified from AOCI	—	11	5	16
Net change in other comprehensive income (loss)	50	28	4	82
Balance as of December 31, 2012	$36	$(16)	$(180)	$(160)

	Currency Translation	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of March 31, 2013	$(33)	$(2)	$(233)	$(268)
Other comprehensive income (loss) before reclassifications	126	(11)	55	170
Amounts reclassified from AOCI	—	(24)	7	(17)
Net change in other comprehensive income (loss)	126	(35)	62	153
Balance as of December 31, 2013	$93	$(37)	$(171)	$(115)

	Currency Translation (B)	Cash Flow Hedges	Postretirement Benefit Plans (A)	Total
Balance as of March 31, 2012	$20	$(7)	$(204)	$(191)
Other comprehensive income (loss) before reclassifications	27	(5)	9	31
Amounts reclassified from AOCI	(11)	(4)	15	—
Net change in other comprehensive income (loss)	16	(9)	24	31
Balance as of December 31, 2012	$36	$(16)	$(180)	$(160)

(A)	For additional information on our Postretirement benefit plans see Note 9 - Postretirement Benefit Plans.
(B)  We reclassified $11 million of cumulative currency gains from AOCI to "Gain on assets held for sale" in the nine months ended December 31, 2012 related to the sale of three aluminum foil and packaging plants in Europe. See Note 4 - Assets Held for Sale.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion)		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Earnings
	Three Months Ended December 31,		Nine Months Ended December 31,
Cash flow hedging derivatives	2013	2012	2013	2012
Energy contracts	$(1)	$(1)	$(4)	$(4)	Other income, net
Aluminum contracts	6	(14)	45	16	Cost of goods sold (A)
Aluminum contracts	1	3	5	10	Net sales
Currency exchange contracts	(4)	(5)	(8)	(12)	Cost of goods sold (A)
Currency exchange contracts	(1)	(1)	(1)	(2)	SG&A
Currency exchange contracts	3	1	3	(1)	Net sales
Currency exchange contracts	(1)	—	(2)	(1)	Other income, net
	$3	$(17)	$38	$6	Income (loss) before taxes
	(2)	6	(14)	(2)	Income tax (provision)
	$1	$(11)	$24	$4	Net income (loss)

(A) "Cost of goods sold" is exclusive of depreciation and amortization.

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
Derivative Contracts
For certain derivative contracts that have fair values based upon trades in liquid markets, such as aluminum, foreign exchange and natural gas forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency contracts, LME and Midwest Transaction Premium aluminum forwards and swaps and natural gas forward contracts.
We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Our electricity swap, which is our only Level 3 derivative contract, represents an agreement to buy electricity at a fixed price at our Oswego, New York facility. Forward prices are not observable for this market, so we must make certain assumptions based on available information that we believe to be relevant to market participants. We use observable forward prices for a geographically nearby market and adjust for 1) historical spreads between the cash prices of the two markets, and 2) historical spreads between retail and wholesale prices.
The average forward price at December 31, 2013, estimated using the method described above, was $53 per megawatt hour, which represented a $6 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $60 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2013 and March 31, 2013, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statement of financial position prior to considering master netting agreements. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2013 and March 31, 2013 (in millions).

	December 31, 2013		March 31, 2013
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$33	$(32)	$73	$(49)
Currency exchange contracts	24	(49)	34	(26)
Energy contracts	1	—	3	—
Interest rate swaps	—	—	—	(1)
Total Level 2 Instruments	58	(81)	110	(76)
Level 3 Instruments
Energy contracts	—	(24)	—	(27)
Total Level 3 Instruments	—	(24)	—	(27)
Total Gross	$58	$(105)	$110	$(103)
Netting Adjustment (A)	(19)	19	(35)	35
Total Net	$39	$(86)	$75	$(68)

 (A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

We recognized unrealized losses of $1 million for the nine months ended December 31, 2013 related to Level 3 financial instruments that were still held as of December 31, 2013. These unrealized losses were included in “Other income, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2013	$(27)
Realized/unrealized gain included in earnings (B)	8
Settlements	(5)
Balance as of December 31, 2013	$(24)

(A)	Represents net derivative liabilities.

(B)	Included in “Other income, net.”

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

	December 31, 2013		March 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables — related parties	$13	$13	$13	$13
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,458	$4,687	$4,464	$4,806

14.    OTHER INCOME, NET
“Other income, net” was comprised of the following (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Foreign currency remeasurement gains, net (A)	$(2)	$(2)	$(7)	$(10)
(Gain) loss on change in fair value of other unrealized derivative instruments, net	(3)	(4)	5	7
(Gain) loss on change in fair value of other realized derivative instruments, net	(15)	3	(41)	(28)
Loss on sale of assets, net	2	2	4	1
Loss on Brazilian tax litigation, net (B)	2	2	5	6
Interest income	(2)	(1)	(4)	(3)
Gain on business interruption insurance recovery, net (C)	—	(11)	—	(11)
Other, net	6	1	11	(1)
Other income, net	$(12)	$(10)	$(27)	$(39)

(A)Includes “Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net.
(B)See Note 16 - Commitments and Contingencies - Brazil Tax Matters for further details.
(C)We recognized a net gain of $11 million during the three months ended December 31, 2012 related to a business interruption recovery claim.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$15	$24	$88	$228
Canadian statutory tax rate	25%	26%	25%	26%
Provision at the Canadian statutory rate	4	6	22	59
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(3)	(1)	(10)	(6)
Exchange remeasurement of deferred income taxes	(7)	(1)	(24)	(21)
Change in valuation allowances	26	15	78	54
Expense (income) items not subject to tax	(6)	—	(13)	2
Dividends not subject to tax	(15)	(10)	(38)	(35)
Enacted tax rate changes	—	—	7	4
Tax rate differences on foreign earnings	(2)	1	4	11
Uncertain tax positions, net	—	1	—	1
Income tax (benefit) provision	$(3)	$11	$26	$69
Effective tax rate	(20)%	46%	30%	30%

The exchange remeasurement of deferred income taxes relates to deferred tax assets and liabilities in Brazil which get remeasured for currency fluctuations against the U.S. dollar. The change in valuation allowances primarily relates to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.
As of December 31, 2013, we had a net deferred tax liability of $303 million. This amount included gross deferred tax assets of approximately $835 million and a valuation allowance of $401 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

16.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings that arise in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. We have established a liability with respect to contingencies for which a loss is probable and we are able to estimate such loss. While the ultimate resolution of and liability and costs related to these matters cannot be determined with certainty, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity.
For certain matters in which the Company is involved, for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $100 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate.

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
With respect to environmental loss contingencies, we record a loss contingency whenever such contingency is probable and reasonably estimable. The evaluation model includes all asserted and unasserted claims that can be reasonably identified including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. Under this evaluation model, the liability and the related costs are quantified based upon the best available evidence regarding actual liability loss and cost estimates. Except for those loss contingencies where no estimate can reasonably be made, the evaluation attempts to estimate the full costs of each claim. Management reviews the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
We have established liabilities based on our reasonable estimates for the currently anticipated costs associated with these environmental matters. We estimated that the undiscounted remaining clean-up costs related to our environmental liabilities as of December 31, 2013 were approximately $8 million. Of this amount, $5 million was included in “Other long-term liabilities,” with the remaining $3 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of December 31, 2013. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Brazil Tax and Legal Matters
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements approximate $105 million and $128 million as of December 31, 2013 and March 31, 2013, respectively. As of December 31, 2013, $11 million and $94 million of the liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2013, $14 million and $114 million of the liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $2 million for the three months ended December 31, 2013 and 2012, respectively, and $5 million and $6 million for the nine months ended December 31, 2013 and 2012, respectively, which was reported in “Other income, net.”
As a result of legal proceedings with Brazil’s tax authorities regarding certain tax disputes, as of December 31, 2013 and March 31, 2013, we had cash deposits aggregating approximately $6 million and $12 million, respectively, with the Brazilian government. These deposits, which were included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. The liabilities recorded for these other disputes and claims approximate $17 million and $29 million as of December 31, 2013 and March 31, 2013, respectively. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

17.    SEGMENT, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
Segment Information
Due in part to the regional nature of supply and demand of aluminum rolled products and to best serve our customers, we manage our activities based on geographical areas and are organized under four operating segments: North America; Europe; Asia and South America. All of our segments manufacture aluminum sheet and light gauge products.
The following is a description of our operating segments:
North America. Headquartered in Atlanta, Georgia, this segment operates 10 plants, including two fully dedicated recycling facilities and two facilities with recycling operations, in two countries.

Europe. Headquartered in Zurich, Switzerland, this segment operates nine plants, including one fully dedicated recycling facility and two plants with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates four plants, including three facilities with recycling operations, in three countries.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises smelting operations, power generation and operates three plants, including a facility with recycling operations, in Brazil.
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting change, net of tax.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as the adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales – third party” is adding the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 5- Consolidation and Note 6 - Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales, and intersegment income for reporting on a consolidated basis.
Selected Segment Financial Information

December 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Investment in and advances to non–consolidated affiliates	$—	$618	$—	$39	$—	$657
Total assets	$2,713	$2,917	$1,486	$1,700	$169	$8,985

March 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Investment in and advances to non–consolidated affiliates	$1	$586	$—	$40	$—	$627
Total assets	$2,763	$2,673	$1,264	$1,663	$159	$8,522

Selected Operating Results Three Months Ended December 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$737	$753	$475	$413	$44	$2,422
Net sales-intersegment	1	35	3	15	(54)	—
Net sales	$738	$788	$478	$428	$(10)	$2,422

Depreciation and amortization	$31	$26	$19	$21	$(6)	$91
Income tax (benefit) provision	(11)	4	4	(4)	4	(3)
Capital expenditures	$26	$93	$26	$22	$(10)	$157

Selected Operating Results Three Months Ended December 31, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$758	$697	$443	$375	$48	$2,321
Net sales-intersegment	7	39	3	—	(49)	—
Net sales	$765	$736	$446	$375	$(1)	$2,321

Depreciation and amortization	$31	$26	$14	$13	$(8)	$76
Income tax (benefit) provision	(2)	3	3	4	3	11
Capital expenditures	$39	$28	$83	$45	$(2)	$193

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Selected Operating Results Nine Months Ended December 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$2,269	$2,321	$1,408	$1,120	$139	$7,257
Net sales-intersegment	6	103	18	33	(160)	—
Net sales	$2,275	$2,424	$1,426	$1,153	$(21)	$7,257

Depreciation and amortization	$91	$75	$47	$52	$(18)	$247
Income tax (benefit) provision	(18)	28	15	(9)	10	26
Capital expenditures	$83	$189	$150	$99	$1	$522

Selected Operating Results Nine Months Ended December 31, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$2,584	$2,301	$1,306	$993	$128	$7,312
Net sales-intersegment	7	67	3	—	(77)	—
Net sales	$2,591	$2,368	$1,309	$993	$51	$7,312

Depreciation and amortization	$90	$77	$40	$38	$(27)	$218
Income tax provision	20	26	14	2	7	69
Capital expenditures	$126	$61	$161	$157	$33	$538

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
North America	$45	$51	$161	$263
Europe	61	42	192	190
Asia	40	42	127	127
South America	58	50	156	141
Intersegment eliminations	(1)	—	(1)	—
Depreciation and amortization	(91)	(76)	(247)	(218)
Interest expense and amortization of debt issuance costs	(76)	(76)	(227)	(223)
Adjustment to eliminate proportional consolidation	(11)	(11)	(30)	(31)
Unrealized gains (losses) on change in fair value of derivative instruments, net	3	4	(5)	(7)
Realized gains on derivative instruments not included in segment income	2	—	6	2
Restructuring and impairment, net	(19)	(7)	(46)	(29)
Gain on assets held for sale	6	—	6	3
Other costs, net	(7)	(5)	(16)	(5)
Income before income taxes	10	14	76	213
Income tax (benefit) provision	(3)	11	26	69
Net income	13	3	50	144
Net income attributable to noncontrolling interests	—	—	—	1
Net income attributable to our common shareholder	$13	$3	$50	$143

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Rexam	18%	17%	18%	16%
Affiliates of Ball Corporation	10%	12%	10%	12%
Anheuser-Busch	8%	9%	8%	10%
Rio Tinto Alcan is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto Alcan as a percentage of total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Purchases from Rio Tinto Alcan as a percentage of total	18%	21%	18%	20%

 18.    SUPPLEMENTAL INFORMATION

Supplemental cash flow information (in millions):

	Nine Months Ended December 31,
	2013	2012
Interest paid	$262	$257
Income taxes paid	$82	$94
As of December 31, 2013, we recorded $78 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to December 31, 2013.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$166	$1,986	$611	$(341)	$2,422
Cost of goods sold (exclusive of depreciation and amortization)	172	1,737	544	(341)	2,112
Selling, general and administrative expenses	10	85	20	—	115
Depreciation and amortization	3	68	20	—	91
Research and development expenses	—	12	—	—	12
Interest expense and amortization of debt issuance costs	79	6	1	(10)	76
Gain on assets held for sale	—	(6)	—	—	(6)
Restructuring and impairment, net	1	15	3	—	19
Equity in net loss of non-consolidated affiliates	—	5	—	—	5
Equity in net (income) loss of consolidated subsidiaries	(113)	(20)	—	133	—
Other (income) expense, net	(3)	(19)	—	10	(12)
	149	1,883	588	(208)	2,412
Income (loss) before income taxes	17	103	23	(133)	10
Income tax provision (benefit)	4	(10)	3	—	(3)
Net income (loss)	13	113	20	(133)	13
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$13	$113	$20	$(133)	$13
Comprehensive income (loss)	$46	$135	$39	$(174)	$46
Comprehensive loss attributable to noncontrolling interest	$—	$—	$—	$—	$—
Comprehensive income (loss) attributable to our common shareholder	$46	$135	$39	$(174)	$46

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Three Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$138	$1,876	$598	$(291)	$2,321
Cost of goods sold (exclusive of depreciation and amortization)	139	1,648	540	(291)	2,036
Selling, general and administrative expenses	(12)	95	18	—	101
Depreciation and amortization	3	58	15	—	76
Research and development expenses	3	8	—	—	11
Interest expense and amortization of debt issuance costs	80	5	—	(9)	76
Restructuring and impairment, net	3	4	—	—	7
Equity in net loss of non-consolidated affiliates	—	10	—	—	10
Equity in net (income) loss of consolidated subsidiaries	(73)	(16)	—	89	—
Other (income) expense, net	(10)	(16)	7	9	(10)
	133	1,796	580	(202)	2,307
Income (loss) before taxes	5	80	18	(89)	14
Income tax provision	2	5	4	—	11
Net income (loss)	3	75	14	(89)	3
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$3	$75	$14	$(89)	$3
Comprehensive income (loss)	$85	$118	$51	$(169)	$85
Comprehensive income attributable to noncontrolling interest	$—	$—	$—	$—	$—
Comprehensive income (loss) attributable to our common shareholder	$85	$118	$51	$(169)	$85

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

(In millions)

	Nine Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$507	$5,947	$1,836	$(1,033)	$7,257
Cost of goods sold (exclusive of depreciation and amortization)	501	5,203	1,633	(1,033)	6,304
Selling, general and administrative expenses	62	230	52	—	344
Depreciation and amortization	11	186	50	—	247
Research and development expenses	1	32	1	—	34
Interest expense and amortization of debt issuance costs	236	21	(1)	(29)	227
Gain on assets held for sale	—	(6)	—	—	(6)
Restructuring and impairment, net	2	40	4	—	46
Equity in net loss of non-consolidated affiliates	—	12	—	—	12
Equity in net (income) loss of consolidated subsidiaries	(348)	(69)	—	417	—
Other (income) expense, net	(13)	(54)	11	29	(27)
	452	5,595	1,750	(616)	7,181
Income (loss) before income taxes	55	352	86	(417)	76
Income tax provision	5	6	15	—	26
Net income (loss)	50	346	71	(417)	50
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$50	$346	$71	$(417)	$50
Comprehensive income (loss)	$203	$491	$120	$(613)	$201
Comprehensive loss attributable to noncontrolling interest	$—	$—	$(2)	$—	$(2)
Comprehensive income (loss) attributable to our common shareholder	$203	$491	$122	$(613)	$203

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Nine Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$606	$6,009	$1,819	$(1,122)	$7,312
Cost of goods sold (exclusive of depreciation and amortization)	596	5,199	1,642	(1,122)	6,315
Selling, general and administrative expenses	(19)	266	58	—	305
Depreciation and amortization	10	165	43	—	218
Research and development expenses	8	28	—	—	36
Interest expense and amortization of debt issuance costs	240	11	(2)	(26)	223
(Gain) loss on assets held for sale	(5)	2	—	—	(3)
Restructuring and impairment, net	10	17	2	—	29
Equity in net loss of non-consolidated affiliates	—	15	—	—	15
Equity in net (income) loss of consolidated subsidiaries	(346)	(61)	—	407	—
Other (income) expense, net	(36)	(37)	8	26	(39)
	458	5,605	1,751	(715)	7,099
Income (loss) before income taxes	148	404	68	(407)	213
Income tax provision	5	49	15	—	69
Net income (loss)	143	355	53	(407)	144
Net income attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to our common shareholder	$143	$355	$52	$(407)	$143
Comprehensive income (loss)	$174	$336	$103	$(438)	$175
Comprehensive income attributable to noncontrolling interest	$—	$—	$1	$—	$1
Comprehensive income (loss) attributable to our common shareholder	$174	$336	$102	$(438)	$174

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (In millions)

	As of December 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$11	$353	$163	$—	$527
Accounts receivable, net of allowances
— third parties	23	1,017	286	—	1,326
— related parties	860	197	35	(1,042)	50
Inventories	53	874	261	—	1,188
Prepaid expenses and other current assets	6	85	9	—	100
Fair value of derivative instruments	2	33	18	(1)	52
Deferred income tax assets	—	126	4	—	130
Assets held for sale	30	3	—	—	33
Total current assets	985	2,688	776	(1,043)	3,406
Property, plant and equipment, net	98	2,413	932	—	3,443
Goodwill	—	600	11	—	611
Intangible assets, net	8	630	4	—	642
Investments in and advances to non-consolidated affiliates	—	657	—	—	657
Investments in consolidated subsidiaries	3,666	667	—	(4,333)	—
Deferred income tax assets	—	11	33	—	44
Other long term assets
— third parties	74	81	14	—	169
— related parties	648	62	—	(697)	13
Total assets	$5,479	$7,809	$1,770	$(6,073)	$8,985
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$10	$62	$—	$93
Short-term borrowings
— third parties	470	350	66	—	886
— related parties	—	654	—	(654)	—
Accounts payable
— third parties	31	768	399	—	1,198
— related parties	113	266	48	(369)	58
Fair value of derivative instruments	26	41	9	(1)	75
Accrued expenses and other current liabilities	43	350	96	(19)	470
Deferred income tax liabilities	—	18	—	—	18
Liabilities held for sale	11	1	—	—	12
Total current liabilities	715	2,458	680	(1,043)	2,810
Long-term debt, net of current portion
— third parties	4,222	41	102	—	4,365
— related parties	49	597	51	(697)	—
Deferred income tax liabilities	—	451	8	—	459
Accrued postretirement benefits	50	431	174	—	655
Other long-term liabilities	31	218	7	—	256
Total liabilities	5,067	4,196	1,022	(1,740)	8,545
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,654	—	—	—	1,654
(Accumulated deficit) retained earnings	(1,127)	2,074	740	(2,814)	(1,127)
Accumulated other comprehensive (loss) income	(115)	(142)	(20)	162	(115)
Total equity of our common shareholder	412	1,932	720	(2,652)	412
Noncontrolling interests	—	—	28	—	28
Total equity	412	1,932	748	(2,652)	440
Total liabilities and equity	$5,479	$7,809	$1,770	$(6,073)	$8,985

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors		Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(106)	$553	$129		$(220)	$356
INVESTING ACTIVITIES
Capital expenditures	(12)	(360)	(150)		—	(522)
Proceeds from sales of assets, net
— third parties	—	7	—	—	—	7
— related parties	—	8	—		—	8
(Outflows) proceeds from investment in and advances to affiliates, net	(105)	(12)	—		105	(12)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(12)	7	11		—	6
Net cash (used in) provided by investing activities	(129)	(350)	(139)		105	(513)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	121	17		—	138
— related parties	—	—	51		(51)	—
Principal payments
— third parties	(15)	(98)	—		—	(113)
— related parties	—	—	—		—	—
Short-term borrowings, net
— third parties	265	92	2		—	359
— related parties	—	54	—		(54)	—
Dividends, noncontrolling interests and intercompany	—	(220)	—		220	—
Debt issuance costs	(8)	—	—		—	(8)
Net cash provided by (used in) financing activities	242	(51)	70		115	376
Net increase in cash and cash equivalents	7	152	60		—	219
Effect of exchange rate changes on cash	—	5	2		—	7
Cash and cash equivalents — beginning of period	4	196	101		—	301
Cash and cash equivalents — end of period	$11	$353	$163		$—	$527

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Nine Months Ended December 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(48)	$72	$150	$(152)	$22
INVESTING ACTIVITIES
Capital expenditures	(25)	(332)	(181)	—	(538)
Proceeds from sales of assets, net
— third parties	5	13	—	—	18
— related parties	—	2	—	—	2
(Outflows) proceeds from investment in and advances to affiliates, net	(227)	(28)	—	258	3
Proceeds from settlement of other undesignated derivative instruments, net	10	7	(7)	—	10
Net cash (used in) provided by investing activities	(237)	(338)	(188)	258	(505)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	81	73	142	—	296
— related parties	49	—	—	(49)	—
Principal payments
— third parties	(89)	(4)	—	—	(93)
— related parties	—	(26)	—	26	—
Short-term borrowings, net
— third parties	249	55	—	—	304
— related parties	1	250	(17)	(234)	—
Proceeds from issuance of intercompany equity	—	—	1	(1)	—
Dividends, noncontrolling interests and intercompany	—	(151)	(3)	152	(2)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	(9)	—	—	—	(9)
Debt issuance costs	(3)	—	—	—	(3)
Net cash provided by (used in) financing activities	279	197	123	(106)	493
Net (decrease) increase in cash and cash equivalents	(6)	(69)	85	—	10
Effect of exchange rate changes on cash	—	8	5	—	13
Cash and cash equivalents — beginning of period	6	215	96	—	317
Cash and cash equivalents — end of period	$—	$154	$186	$—	$340

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -
(Continued)

The preceding information presents condensed consolidating statements of operations and statements of cash flows of the Parent, the Guarantors, and the Non-Guarantors. Certain prior period amounts have been revised to reflect the appropriate classification of certain subsidiaries and intercompany financing transactions between the Parent, Guarantors, and Non-Guarantors. We determined that these revisions were immaterial to our current and previously issued financial statements.  As a result, we have revised the previously issued consolidating financial statements included in this filing. These revisions had no impact on any consolidated total of the consolidating financial statements. The following chart presents the impact of these adjustments on the consolidating financial statements (in millions).

	Three Months Ended December 31, 2012
	Parent		Guarantors		Non-Guarantors		Eliminations
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Statement of Operations
Income (loss) before income taxes	$5	$5	$51	$80	$17	$18	$(59)	$(89)
Net income (loss)	$3	$3	$46	$75	$13	$14	$(59)	$(89)

Comprehensive income (loss)	$85	$85	$86	$118	$52	$51	$(138)	$(169)
Comprehensive income (loss) attributable to our common shareholder	85	85	86	118	52	51	$(138)	$(169)

	Nine Months Ended December 31, 2012
	Parent		Guarantors		Non-Guarantors		Eliminations
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Statement of Operations
Income (loss) before income taxes	$148	$148	$329	$404	$68	$68	$(332)	$(407)
Net income (loss)	$143	$143	$280	$355	$53	$53	$(332)	$(407)

Comprehensive income (loss)	$174	$174	$259	$336	$104	$103	$(362)	$(438)
Comprehensive income (loss) attributable to our common shareholder	174	174	259	336	103	102	$(362)	$(438)

Statement of Cash Flows
Net cash (used in) provided by operating activities	$(274)	$(48)	$212	$72	$150	$150	$(66)	$(152)
Net cash provided by (used in) investing activities	(10)	(237)	(307)	(338)	(188)	(188)	—	258
Net cash provided by (used in) financing activities	$278	$279	$26	$197	$123	$123	$66	$(106)

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
OVERVIEW AND REFERENCES

Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2013. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of December 31, 2013, we had manufacturing operations in nine countries on four continents, which include 25 operating plants, and recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of these geographic regions, but with the global footprint to service global customers.
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

HIGHLIGHTS

Demand for our automotive products continues to grow rapidly resulting in higher automotive shipments in Europe and North America during the quarter. We continue to make significant investments in our automotive sheet finishing operations as the automotive industry is using more aluminum in vehicles to improve fuel efficiency by reducing the vehicle weight. In July 2013, we began the commissioning phase of two automotive sheet finishing lines at our Oswego, New York facility, which will result in approximately 240 kt of additional automotive finishing capacity annually when operating at full capacity. The construction of our new automotive sheet finishing plant in Changzhou, China is progressing well and we expect to begin the commissioning phase in the middle of calendar year 2014, which will result in approximately 120 kt of additional finishing capacity when operating at full capacity. In December 2013, we announced plans to invest an additional $205 million to further expand our global production of aluminum automotive sheet products by building a third finishing line at our Oswego, New York facility and a second finishing line at our Nachterstedt, Germany facility. These projects are expected to begin commissioning in late 2015 and each will add approximately 120 kt of capacity. With these latest expansions, the Company’s global automotive sheet capacity will increase to approximately 900 kt per year when operating at full capacity.
Shipments of our flat rolled products were up 11% this quarter compared to prior year. In South Korea our recent rolling expansion contributed to the higher shipment levels. Our recent rolling expansion in our Pinda facility, coupled with strong demand in Brazil, contributed to the higher shipments and strong operating results in South America. Shipments were also up in North America and Europe in the quarter compared to prior year.
Our recent recycling facility expansion in Yeongju, South Korea was a significant driver of higher recycled content, which is a component of our strategy to achieve 80% recycled content in our products by 2020. We continue to make good progress on our recycling expansion in Nachterstedt, Germany, which will be commissioned in the middle of calendar year 2014 and will become the largest aluminum recycling facility in the world. Our recycling expansion at our Pindamonhangaba (Pinda) Brazil facility is progressing well and is expected to begin commissioning in early calendar year 2014. Additionally, we are expanding our recycling operations in Oswego, New York to support the increase in automotive scrap.
The competitive landscape in North America and Asia continues to put downward pressure on conversion premiums for our can products. In North America, overcapacity in the beverage can market has resulted in lower conversion premiums and a decline in can shipments in the region. In Asia, we are facing more competition, primarily from FRP suppliers in China, which has resulted in lower conversion premiums. Additionally, the higher local market premium on aluminum has increased our cost of metal. Many of our competitors in the region base their metal purchases off the Shanghai Metal Exchange, which does not have a local market premium and puts us at a disadvantage competitively.
We reported "Net income" of $13 million in the three months ended December 31, 2013, which is up compared to $3 million in the three months ended December 31, 2012. Cash flow provided by operating activities was $356 million for the nine months ended December 31, 2013 compared to $22 million in the prior year.
All of our strategic expansion projects are progressing well. We spent $522 million on capital expenditures globally for the nine months ended December 31, 2013, primarily on our global strategic expansion projects.

BUSINESS AND INDUSTRY CLIMATE

Current regulations, including the Corporate Average Fuel Economy (CAFE) standards in the U.S., require significant reductions in fuel consumption by vehicles. The demand for aluminum by the automotive industry continues to grow rapidly, driven by these regulations and the need to lightweight vehicles to improve fuel efficiency. We are estimating the automotive aluminum market to grow significantly through the end of the decade, which is driving the significant investments we are making to our automotive sheet finishing in North America, Europe, and Asia. Consumer demand for carbonated soft drinks in North America has declined, creating excess capacity in the can market in the region. We expect the overcapacity for can products in North America to eventually tighten as producers of flat rolled aluminum products shift more hot mill rolling capacity towards automotive products. The aluminum can market is growing in our other regions due to a combination of substitution trends and growing economic development. The competitive landscape in which we operate is also resulting in lower conversion premiums in our can products in North America and Asia. The third quarter of our fiscal year has historically been seasonally our slowest quarter for shipments; however, demand for our can products in Europe, Asia, and South America was very strong this quarter, which coupled with our recent expansions in South Korea and Brazil, resulted in the highest FRP shipment levels since the first quarter of fiscal 2013.

The primary and sheet ingot aluminum market continues to be impacted by excess capacity globally, as reflected in lower LME average aluminum prices we pay and pass through to our customers as a component of net sales. The lower average prices reduced the overall benefit we realize from the utilization of recycled metal. Our overall benefit was also reduced by a decline in the discounts off LME aluminum prices we received on the procurement of recycled metal. We were able to offset a portion of these declines by increasing the use of recycled metal driven by our additional recycling capacity in our Yeongju, South Korea facility. The prices we pay for aluminum also include local market premiums.  Historically, the local market premiums have been fairly stable but have been more volatile recently.  Local market premiums have increased significantly over the past couple years, offsetting some of the decrease in average LME aluminum prices.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2012	Sept 30, 2012	Dec 31, 2012	Mar 31, 2013	Mar 31, 2013	June 30, 2013	Sept 30, 2013	December 31, 2013
Net sales	$2,550	$2,441	$2,321	$2,500	$9,812	$2,408	$2,427	$2,422
Percentage increase (decrease) in net sales versus comparable previous year period	(18)%	(15)%	(6)%	(4)%	(11)%	(6)%	(1)%	4%
Rolled product shipments:
North America	266	269	216	239	990	238	238	235
Europe	233	218	192	218	861	232	225	212
Asia	136	142	141	143	562	162	156	165
South America	89	92	107	107	395	92	108	123
Eliminations	(2)	(2)	(9)	(9)	(22)	(16)	(14)	(14)
Total	722	719	647	698	2,786	708	713	721

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	(8)%	(2)%	(13)%	(6)%	(7)%	(11)%	(12)%	9%
Europe	(2)%	(4)%	5%	(5)%	(2)%	—%	3%	10%
Asia	(11)%	8%	21%	15%	7%	19%	10%	17%
South America	(1)%	5%	7%	10%	5%	3%	17%	15%
Total	(6)%	—%	—%	(1)%	(2)%	(2)%	(1)%	11%

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

LME Aluminum Prices
The average (based on the simple average of the monthly averages) and closing price based upon the LME prices for aluminum for the three and nine months ended December 31, 2013 and 2012 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2013	2012	Change	2013	2012	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,803	$2,094	(14)%	$1,882	$2,099	(10)%
Average cash price during the period	$1,767	$2,002	(12)%	$1,794	$1,967	(9)%
Closing cash price as of end of period	$1,765	$2,040	(13)%	$1,765	$2,040	(13)%

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

Average aluminum prices were lower by 12% in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013. The fluctuating prices and timing of when derivatives are realized resulted in $2 million net unrealized losses on undesignated metal derivatives in the third quarter of fiscal 2014 compared to $7 million of net unrealized gains in the third quarter of fiscal 2013. In the nine months ended December 31, 2013, average aluminum prices were lower by 9% compared to the same period in prior year. The fluctuating prices resulted in $1 million of net unrealized losses on undesignated metal derivatives in the nine months ended December 31, 2013 compared to $8 million of net unrealized losses in the same period in prior year.

The benefit we receive from utilizing recycled metal is influenced by the market price for the recycled metal, which is based on a discount off LME aluminum prices. Average LME aluminum prices were $235 per metric tonne lower in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, which had an unfavorable impact on the benefits we realize from utilizing recycled metal. Additionally, the discounts off LME aluminum prices we received to procure recycled metal were lower in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into the U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and nine months ended December 31, 2013 and 2012:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of		Three Months Ended December 31,		Nine Months Ended December 31,
	December 31, 2013	March 31, 2013
			2013	2012	2013	2012
U.S. dollar per Euro	1.375	1.282	1.364	1.305	1.335	1.280
Brazilian real per U.S. dollar	2.343	2.014	2.290	2.061	2.235	2.025
South Korean won per U.S. dollar	1,055	1,112	1,060	1,083	1,096	1,123
Canadian dollar per U.S. dollar	1.063	1.016	1.055	0.995	1.041	0.999
In the third quarter of fiscal 2014, the U.S. dollar was on average stronger against the Brazilian real and Canadian dollar, while it was weaker against the Euro and South Korean won, as compared to the third quarter of fiscal 2013. In Europe, the weaker U.S. dollar resulted in favorable foreign exchange translation when comparing the third quarter of fiscal 2014 operating results with the third quarter of fiscal 2013, as these operations are recorded in their local currency and translated into the U.S. dollar reporting currency. In South Korea, the change in rates had an immaterial impact on results when compared to prior year. In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of our operating costs into the U.S. dollar in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures and net investment in foreign subsidiaries.
The impact of foreign exchange remeasurement, net of the related hedges, was a net $2 million gain and a net $7 million gain in the third quarter and first nine months of fiscal 2014, respectively, due to primarily gains on the Brazilian real denominated liabilities being remeasured to the U.S. dollar, partially offset by our hedging losses on these liabilities. For other foreign currency hedging programs, the unrealized gains or losses on undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the third quarter of fiscal 2014 and fiscal 2013 resulted in $1 million and $5 million of net unrealized losses on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction. The movement of currency exchange rates during the first nine months of fiscal 2014 and fiscal 2013 resulted in $4 million and $12 million of unrealized losses on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012
“Net sales” was $2.4 billion in the current quarter, which was an increase of 4% compared to prior year resulting from an 11% increase in overall shipments driven by strong automotive and can shipments and favorable foreign currency translation, partially offset by a 12% decrease in average aluminum prices and lower conversion premiums in our can products driven by competitive market conditions.
“Cost of goods sold (exclusive of depreciation and amortization)” was $2.1 billion in the current quarter, which was an increase of 4% compared to prior year. Factors impacting “Cost of goods sold (exclusive of depreciation and amortization)” include an increase in overall shipments and an increase in the cost of recycled metal. Offsetting these increases were lower average aluminum prices and incremental costs we incurred in North America in the prior year related to the implementation of a new ERP system. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $67 million.
“Income before income taxes” for the three months ended December 31, 2013 was $10 million, compared to $14 million in the three months ended December 31, 2012. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	"Selling, general and administrative expenses" increased $14 million primarily due to higher employee incentive costs;

•	“Depreciation and amortization” increased $15 million due to the recent commissioning of some of our global expansion projects and accelerated depreciation on certain non-core assets;

•
"Restructuring and impairment, net" of $19 million for the three months ended December 31, 2013 includes $10 million of impairment charges on non-core assets in Brazil, $7 million of severance charges related to continuing efforts to reduce the cost of our business support organization for the European region, and $2 million of other charges. We expect to incur additional charges in fiscal 2014 and 2015 related to further restructuring activities in Europe. Additionally, changes in regulatory factors, market conditions, and our assessment of the asset group on certain non-core assets in Brazil could result in additional impairment charges in future periods. We incurred $7 million in the prior year related primarily to severance charges we incurred related to restructuring actions in Europe and Canada, and other impairment charges; and

•	"Gain on assets held for sale" of $6 million for the three months ended December 31, 2013 related to property we sold in Brazil.
We recognized a $3 million tax benefit for the three months ended December 31, 2013 compared to an $11 million tax expense in the prior year. The tax benefit in the current period is the result of a low pre-tax income combined with changes in foreign currency rates on deferred income taxes in Brazil.
We reported “Net income attributable to our common shareholder” of $13 million for the three months ended December 31, 2013 as compared to $3 million for the three months ended December 31, 2012, primarily as a result of the factors discussed above.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests’ share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting change, net of tax. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. See Note 5 — Consolidation and Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of total “Segment income.”

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 17 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item, and eliminate intersegment shipments (in kt) and intersegment "Net sales."

Selected Operating Results Three Months Ended December 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$738	$788	$478	$428	$(10)	$2,422
Shipments
Rolled products - third party	235	204	164	118	—	721
Rolled products - intersegment	—	8	1	5	(14)	—
Total rolled products	235	212	165	123	(14)	721
Non-rolled products	11	26	—	22	(8)	51
Total shipments	246	238	165	145	(22)	772

Selected Operating Results Three Months Ended December 31, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$765	$736	$446	$375	$(1)	$2,321
Shipments
Rolled products - third party	214	186	140	107	—	647
Rolled products - intersegment	2	6	1	—	(9)	—
Total rolled products	216	192	141	107	(9)	647
Non-rolled products	7	21	—	24	(5)	47
Total shipments	223	213	141	131	(14)	694

The following table reconciles changes in “Segment income” for the three months ended December 31, 2012 to the three months ended December 31, 2013 (in millions). The recognition of "Segment income" by a region on an intersegment shipment could occur in a period prior to the recognition of "Segment income" on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations" column adjusts regional "Segment income" for intersegment shipments that occur in a period prior to recognition of "Segment income" on a consolidated basis. Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency balance sheet remeasurement hedging activities.

Changes in Segment income	North America	Europe	Asia	South America	Eliminations	Total
Segment Income - Three Months Ended December 31, 2012	$51	$42	$42	$50	$—	$185
Volume	19	21	8	14	(1)	61
Conversion premium and product mix	(16)	(7)	(5)	4	—	(24)
Conversion costs (A)	8	7	(5)	(19)	—	(9)
Metal price lag	(4)	1	6	(1)	—	2
Foreign exchange	(2)	1	(1)	7	—	5
Primary metal production	—	—	—	9	—	9
Selling, general & administrative and research & development costs (B)	—	(6)	(5)	(7)	—	(18)
Other changes	(11)	2	—	1	—	(8)
Segment Income - Three Months Ended December 31, 2013	$45	$61	$40	$58	$(1)	$203

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
North America
“Net sales” decreased $27 million, or 4%, reflecting a decline in our can volumes, lower conversion premiums, and lower average price of aluminum, partially offset by increases in our automotive, light gauge and industrial product shipments and higher local market premiums. Excess capacity in the can market in North America has resulted in lower can shipments and competitive pricing pressures which has resulted in lower conversion premiums. In the prior year, shipments of our industrial products were lower due to disruptions we experienced with our ERP implementation resulting in the loss of some customers. We have subsequently regained a portion of the lost business with new sales.
“Segment income” was $45 million, a decrease of 12%, reflecting the items above, as well as unfavorable metal price lag, partially offset by lower conversion costs. Our conversion costs were favorable due to an amendment we made to our non-union U.S. retiree medical plan and incremental costs we experienced in the prior year with our ERP implementation that didn't recur in the current period. Partially offsetting these declines were higher operating costs associated with the commissioning process of our new automotive sheet finishing lines in Oswego, New York, a decline in the benefits we receive from utilizing scrap metal, and higher employee incentive costs. Other changes to "Segment income" include the recognition of an $11 million gain in prior year related to a business interruption insurance settlement, which didn't recur in the current period.
We began the commissioning phase of two automotive sheet finishing lines at our Oswego, New York facility in July 2013, which will result in approximately 240 kt of additional automotive finishing capacity annually when it is operating at full capacity. In December 2013, we announced plans to build a third automotive finishing line in our Oswego, New York facility, which will add an additional 120 kt of finishing capacity. The third line is expected to become operational at the end of calendar year 2015.

Europe
“Net sales” increased $52 million, or 7%, which was driven by higher shipments of our can and automotive products, partially offset by lower average aluminum prices. Conversion premiums were unfavorable compared to prior year due primarily to lower can prices with the renewal of existing customers' supply contracts and lower intersegment conversion premiums.
“Segment income” was $61 million, an increase of 45%, reflecting the items above, as well as lower conversion costs and the favorable impact from changes in foreign currency rates, partially offset by higher general and administrative costs. Conversion costs were favorable due to reductions in certain metal procurement costs and lower freight costs, partially offset by an increase in employee headcount as we begin to staff our recycling expansion in Germany and a decrease in the benefits from utilization of recycled metal. Higher general and administrative costs relate primarily to an increase in employee incentives.
We are building a fully integrated recycling facility at our Nachterstedt, Germany plant, which will have an annual capacity of approximately 400 kt when operating at full capacity. The recycling facility is expected to begin commissioning in the middle of calendar year 2014. In December 2013, we announced plans to build a second automotive finishing line in our Nachterstedt, Germany facility, which will add an additional 120 kt of finishing capacity. The second line is expected to become operational at the end of calendar year 2015.

Asia
“Net sales” increased by $32 million, or 7%, reflecting an increase in can volumes, partially offset by lower average prices of aluminum and lower conversion premiums. The increase in our can volumes were driven by our Asia segment supplying can customers in the Middle East, which were supplied by other segments in the prior year, and an increase in demand from a large can customer combined with the additional rolling capacity we added in the region. Our conversion premiums were lower compared to prior year due mainly to unfavorable product mix.
“Segment income” was $40 million, a decrease of 5% reflecting the items above, as well as unfavorable conversion costs and higher general and administrative costs, partially offset by favorable metal price lag. Our conversion costs were unfavorable due to lower benefits we receive on the utilization of scrap metal, higher employment costs, an increase in melt loss, and higher energy costs. General and administrative costs were higher due to an increase in employee incentive costs.
In June 2013, we commissioned our first recycling collection center in Ho Chi Minh City, Vietnam, which handles the procurement, cleaning and baling of UBCs and supplies the UBCs to our recycling facility in Yeongju, South Korea. In July 2013, we began the commissioning phase of our new rolling facilities in South Korea which will result in approximately 350 kt of additional capacity when operating at full capacity. Our automotive sheet finishing plant in Changzhou, China, which will have annual capacity of approximately 120 kt when operating at full capacity, is expected to begin commissioning in the middle of calendar year 2014.

South America
“Net sales” increased by $53 million, or 14%, due primarily to higher volumes of both flat rolled and non-flat rolled products and higher conversion premiums, partially offset by lower average prices of aluminum. Shipments of our can products increased compared to prior year due to an increase in can demand combined with the additional rolling capacity that we added with the expansion of our Pinda facility.
“Segment income” was $58 million, an increase of 16%, reflecting the items above, as well as a favorable foreign currency impact and a favorable variance in our primary metal production operations, partially offset by higher conversion costs and higher general and administrative costs. Our primary metal production was favorable due to an increase in alumina and billet sales. Conversion costs were unfavorable due to higher prices on certain metal procurement costs, higher freight costs, higher repairs and maintenance, and lower benefits from utilizing recycled metal. General and administrative costs increased due primarily to employee incentives.
Our recently completed rolling expansion in our Pinda facility will result in approximately 220 kt of additional rolling capacity annually when the facility is operating at full capacity. Additionally, we are installing a new coating line for beverage can end stock to increase our can coating capacity by approximately 100 kt annually and expanding our recycling capacity by approximately 190 kt in our Pinda facility, both of which are expected to become operational in early calendar year 2014. In March 2013, we shut down one of our two primary aluminum smelter lines in Brazil, as we continue to increase the use of recycled metal over primary metal.
Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended December 31, 2013 and 2012 (in millions).

	Three Months Ended December 31,
	2013	2012
North America	$45	$51
Europe	61	42
Asia	40	42
South America	58	50
Intersegment eliminations	(1)	—
Total Segment income	203	185
Depreciation and amortization	(91)	(76)
Interest expense and amortization of debt issuance costs	(76)	(76)
Adjustment to eliminate proportional consolidation	(11)	(11)
Unrealized gains on change in fair value of derivative instruments, net	3	4
Realized gains on derivative instruments not included in segment income	2	—
Restructuring and impairment, net	(19)	(7)
Gain on assets held for sale	6	—
Other costs, net	(7)	(5)
Income before income taxes	10	14
Income tax (benefit) provision	(3)	11
Net income	13	3
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$13	$3

"Depreciation and amortization” increased by $15 million due to additional depreciation from certain non-core assets; our automotive heat treatment project in Oswego, New York, which we commissioned in July 2013; our rolling expansion project in Pinda, Brazil, which we commissioned in December 2012; and our recycling expansion in Yeongju, South Korea, which we commissioned in October 2012.
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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2012
“Net sales” was $7.3 billion, which is flat compared to prior year. Factors impacting "Net sales" include a 9% decrease in average aluminum prices, lower sales due to the sale of three foil and packaging plants in Europe in the prior year, and a decline in conversion premiums in our can products driven by global competitive market conditions offset by higher shipments of can, automotive, and non-FRP, and favorable foreign currency translation.
“Cost of goods sold (exclusive of depreciation and amortization)” was $6.3 billion, which is flat compared to prior year. Factors impacting "Cost of goods sold (exclusive of depreciation and amortization)" include lower average aluminum prices, cost reductions from utilizing more recycled metal, incremental costs we incurred in the third quarter of prior year related to supply disruptions from our ERP implementation that didn't recur this year, and lower costs due to the sale of our three foil and packaging plants in Europe in the prior year. Offsetting these declines were higher total shipments. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” declined $159 million.
“Income before income taxes” for the nine months ended December 31, 2013 was $76 million, compared to $213 million in the nine months ended December 31, 2012. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	"Selling, general and administrative expenses" increased $39 million primarily due to an amendment made to our long term incentive plans, as well as higher annual incentive costs and wage inflation;

•
“Depreciation and amortization” increased $29 million due to the recent commissioning of some of our global expansion projects, amortization of our new ERP system, and accelerated depreciation on certain non-core assets;

•
"Restructuring and impairment, net" of $46 million for the nine months ended December 31, 2013 is related to $22 million of severance charges related to continuing efforts to reduce the cost of our business support organization for the European region, $17 million of impairment charges primarily related to our on non-core fixed assets in Brazil, $3 million of severance costs in North America related to the relocation of our research and development facilities, $2 million of severance costs in South America related to the closure of a smelter line, and $2 million of other impairment charges. In prior year, we incurred $29 million of severance and moving charges related to restructuring actions in Canada and Europe and other impairment charges; and

•
"Gain on assets held for sale" of $6 million for the nine months ended December 31, 2013 relates to property we sold in Brazil, while the $3 million gain for the nine months ended December 31, 2012 relates to the disposal of three foil rolling and packaging operations in Europe.

Our effective tax rate was 30% for both the nine months ended December 31, 2013 and 2012.
We reported “Net income attributable to our common shareholder” of $50 million for the nine months ended December 31, 2013 as compared to $143 million for the nine months ended December 31, 2012, primarily as a result of the factors discussed above.

Segment Review

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 17 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item, and eliminate intersegment shipments (in kt), intersegment "Net sales."

Selected Operating Results Nine Months Ended December 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$2,275	$2,424	$1,426	$1,153	$(21)	$7,257
Shipments
Rolled products - third party	709	645	476	312	—	2,142
Rolled products - intersegment	2	24	7	11	(44)	—
Total rolled products	711	669	483	323	(44)	2,142
Non-rolled products	32	65	—	68	(19)	146
Total shipments	743	734	483	391	(63)	2,288

Selected Operating Results Nine Months Ended December 31, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$2,591	$2,368	$1,309	$993	$51	$7,312
Shipments
Rolled products - third party	749	633	418	288	—	2,088
Rolled products - intersegment	2	10	1	—	(13)	—
Total rolled products	751	643	419	288	(13)	2,088
Non-rolled products	13	46	—	59	(10)	108
Total shipments	764	689	419	347	(23)	2,196
The following table reconciles changes in “Segment income” for the nine months ended December 31, 2012 to the nine months ended December 31, 2013 (in millions). The recognition of "Segment income" by a region on an intersegment shipment could occur in a period prior to the recognition of "Segment income" on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations" column adjusts regional "Segment income" for intersegment shipments that occur in a period prior to recognition of "Segment income" on a consolidated basis. Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency remeasurement hedging activities.

Changes in Segment income	North America	Europe (A)	Asia	South America	Eliminations	Total
Segment Income - Nine Months Ended December 31, 2012	$263	$190	$127	$141	$—	$721
Volume	(43)	26	24	27	(1)	33
Conversion premium and product mix	(44)	(53)	(23)	3	—	(117)
Conversion costs (B)	21	38	10	(25)	—	44
Metal price lag	(17)	(14)	4	(1)	—	(28)
Foreign exchange	(5)	8	(1)	10	—	12
Primary metal production	—	—	—	13	—	13
Selling, general & administrative and research & development costs (C)	(3)	(9)	(12)	(13)	—	(37)
Other changes	(11)	6	(2)	1	—	(6)
Segment Income - Nine Months Ended December 31, 2013	$161	$192	$127	$156	$(1)	$635

(A)
Included in the Europe "Segment income" for the nine months ended December 31, 2012 were the operating results of three foil and packaging plants (Rugles, France; Dudelange, Luxembourg; and Berlin, Germany) that we sold on June 28, 2012. The change to "Segment income" attributable to these three foil plants for the nine months ended December 31, 2013 compared to the prior year was unfavorable by $1 million. The following table reconciles changes in “Segment income” for the nine months ended December 31, 2012 to the nine months ended December 31, 2013 (in millions), with the impact of the foil and packaging plants separately identified.

Changes in Segment income	Europe	Total
Segment Income - Nine Months Ended December 31, 2012	$190	$721
Volume	40	47
Conversion premium and product mix	(28)	(92)
Conversion costs	2	8
Metal price lag	(14)	(28)
Foreign exchange	10	14
Primary metal production	—	13
Selling, general & administrative and research & development costs	(13)	(41)
Other changes	6	(6)
Net impact of three foil plants sold in fiscal 2013	(1)	(1)
Segment Income - Nine Months Ended December 31, 2013	$192	$635

(B)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, recycled metal usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of utilizing recycled metal and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

(C)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. These costs increased in the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 for the following reasons: 1) higher employee incentive costs attributable to the modification of our long term incentive plan, 2) higher annual employee incentive costs, and 3) wage inflation. Other significant fluctuations are discussed below.

North America
“Net sales” decreased $316 million, or 12%, reflecting a decline in our can volumes, lower conversion premiums, and lower average price of aluminum, partially offset by increases in our automotive and light gauge product shipments. Excess capacity in the can market in North America has negatively impacted our volumes and resulted in competitive pricing pressures we experienced with the renewal of existing customers' supply contracts at the end of the prior fiscal year. We continue to experience an increase in demand and shipments of our automotive products.

“Segment income” was $161 million, a decrease of 39%, reflecting the items above, as well as, unfavorable metal price lag and higher general and administrative costs, partially offset by favorable changes in our conversion costs. Conversion costs were favorable compared to prior year due to production and supply chain issues we experienced in prior year with our ERP implementation and transferring our Saguenay plant capacity to other North America plants, and a reduction in employee benefit costs due to an amendment made to our non-union U.S. retiree medical plan, partially offset by a reduction in the benefits from the utilization of recycled metal and higher employee incentive costs. Metal price lag was unfavorable due to an increase in certain metal procurement costs. Other changes include an $11 million insurance settlement in the prior year that didn't recur in the current period.

Europe
“Net sales” increased by $56 million, or 2%, reflecting higher shipments of both flat rolled and non-flat rolled products, partially offset by lower average aluminum prices and lower conversion premiums. The higher flat rolled products was driven by higher shipments of our automotive and can products, partially offset by declines in light gauge and industrial products. The reduction in our light gauge products was due to the sale of our European aluminum foil and packaging rolling plants in June of 2012. The products sold by the three European foil and packaging plants had high conversion premiums, which resulted in lower conversion premiums compared prior year. Additionally, we experienced declines in our conversion premiums as a result of lower can prices with the renewal of existing customers' supply contracts and lower prices on certain intersegment shipments.
“Segment income” was $192 million, which is slightly higher than prior year reflecting the items above, as well as unfavorable metal price lag and higher general and administrative costs, partially offset by improved conversion costs and favorable foreign currency translation. Excluding the impact of the high conversion costs of the three European foil and packaging plants which we sold, conversion costs were favorable due an increase in the benefits from utilization of recycled metal and reductions in certain metal procurement costs, partially offset by higher freight costs and employment costs. Metal price lag was unfavorable due primarily to gains we realized in the prior year and an increase in other metal costs.
Asia
“Net sales” increased by $117 million, or 9%, reflecting an increase in volumes of our can products, partially offset by declines in our foil stock products, lower average prices of aluminum, and lower conversion premiums. The increase in our can volumes were driven by our Asia segment supplying can customers in the Middle East, which were supplied by other segments in prior year. We are facing more competition, primarily from FRP suppliers in China, who are able to price their metal off the Shanghai Metal Exchange, which does not have a local market premium. We price our metal based on the LME, which charges a local market premium resulting in significant pressure on the the conversion premiums we charge our customers. Conversion premiums were also lower due to unfavorable product mix compared to prior year.
“Segment income” was $127 million, which was flat compared to prior year. In addition to the items above, we had favorable conversion costs, partially offset by higher general and administrative costs. Our conversion costs were favorable as we were able to use more recycled metal due to our additional recycling capabilities in our Yeongju, South Korea facility partially offset by higher employment, freight, and energy costs. General and administrative costs were higher due to the factors mentioned in (C) above and increased headcount for our middle east operations, our new Vietnam recycling center, and the construction of our new automotive sheet finishing plant in China.
South America
“Net sales” increased by $160 million, or 16%, due to both higher flat rolled and non-flat rolled product volumes and higher conversion premiums, partially offset by lower average prices of aluminum. Shipments of our can products increased compared to prior year due to an increase in can demand combined with the additional rolling capacity that we added with the expansion of our Pinda facility. Shipments of our non-flat rolled products increased due to higher scrap, alumina, and billet sales.
“Segment income” was $156 million, an increase of 11%, reflecting the items above, as well as favorable foreign currency impact, favorable results from our primary metal production operations, partially offset by unfavorable conversion costs and higher general and administrative costs. Our primary metal production was favorable due to an increase in alumina sales. Conversion costs were unfavorable due to wage inflation, higher natural gas prices, higher freight costs, higher melt loss, and an increase in repairs and maintenance, partially offset by reductions in certain metal procurement costs. General and administrative costs increased due to the factors mentioned in (C) above and higher working capital financing related costs.
.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the nine months ended December 31, 2013 and 2012 (in millions).

	Nine Months Ended December 31,
	2013	2012
North America	$161	$263
Europe	192	190
Asia	127	127
South America	156	141
Intersegment eliminations	(1)	—
Total Segment income	635	721
Depreciation and amortization	(247)	(218)
Interest expense and amortization of debt issuance costs	(227)	(223)
Adjustment to eliminate proportional consolidation	(30)	(31)
Unrealized losses on change in fair value of derivative instruments, net	(5)	(7)
Realized gains on derivative instruments not included in segment income	6	2
Restructuring and impairment, net	(46)	(29)
Gain on assets held for sale	6	3
Other costs, net	(16)	(5)
Income before income taxes	76	213
Income tax provision	26	69
Net income	50	144
Net income attributable to noncontrolling interests	—	1
Net income attributable to our common shareholder	$50	$143
"Depreciation and amortization” increased by $29 million due to additional depreciation from certain non-core assets; our automotive sheet finishing project in Oswego, New York; our rolling expansion project in Pinda, Brazil; our rolling expansion in South Korea; our recycling expansion in Yeongju, South Korea; and amortization of our new ERP system.
“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminum Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
"Realized gains on derivative instruments not included in segment income" represents realized gains on foreign currency derivatives related to capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Over the past three years, we have been in a transitional period in which we invested heavily in strategically expanding rolling capacity, recycling operations and automotive finishing capabilities.  Several of our expansion projects are ramping up operations, and we expect others to begin commissioning in the next year which, when operational, will generate additional operating cash flows.  In addition to completing these projects, we have announced additional expansion of our automotive sheet finishing capabilities in the U.S. and Germany.  Our significant investments in the business were funded through cash flows generated by our operations, and a combination of local financing and our senior secured credit facilities.  We expect to be able to fund our continued expansions, service our debt obligations and provide sufficient liquidity to run our business through the generation of operating cash flows and our debt facilities.
Available Liquidity
Our available liquidity as of December 31, 2013 and March 31, 2013 is as follows (in millions):

	December 31, 2013	March 31, 2013
Cash and cash equivalents	$527	$301
Availability under committed credit facilities	279	459
Total liquidity	$806	$760

We reported available liquidity of $806 million as of December 31, 2013, which is up compared to $760 million as of March 31, 2013. The increase is primarily attributable to higher total potential available liquidity as a result of the refinancing of our ABL Revolver in first quarter of fiscal 2014, two new Korean loan facilities which provides for an additional $76 million (KRW 80 billion) of liquidity, and changes in working capital, partially offset by the significant investments we made to fund our strategic expansion projects, and interest payments to service our debt obligations.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of December 31, 2013, we held approximately $11 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2013, we held $90 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, repatriating cash from jurisdictions for which we have not asserted that earnings are permanently reinvested. Cash held outside Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2013, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows the “Free cash flow” for the nine months ended December 31, 2013 and 2012, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended December 31,
	2013	2012	Change
Net cash provided by operating activities	$356	$22	$334
Net cash used in investing activities	(513)	(505)	(8)
Less: Proceeds from sales of assets	(15)	(20)	5
Free cash flow	$(172)	$(503)	$331
Ending cash and cash equivalents	$527	$340	$187

“Free cash flow” was a negative $172 million for the nine months ended December 31, 2013, which was favorable by $331 million as compared to the nine months ended December 31, 2012. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash provided by operating activities was $356 million for the nine months ended December 31, 2013, which compares favorably to $22 million in the nine months ended December 31, 2012. The increase in net cash provided by operating activities was primarily the result of efforts to monetize our working capital in the first nine months of fiscal 2014, partially offset by lower "Segment income" of $635 million in the nine months ended December 31, 2013 as compared to $721 million in the nine months ended December 31, 2012. The following summarizes significant changes in our working capital balances (in millions):

	Nine Months Ended December 31,
	2013	2012	Change
Net cash provided by (used in) operating activities due to changes in working capital:
Accounts receivable	$151	$78	$73
Inventories	(30)	(193)	163
Accounts payable	(22)	(139)	117
Other current assets and liabilities	(54)	(106)	52
Net change in working capital	$45	$(360)	$405
Nine months ended December 31, 2013
During the nine months ended December 31, 2013, net cash provided from our working capital was $45 million. "Accounts receivable, net" declined due to an increase in our forfeited and factored accounts receivable and lower average aluminum prices, partially offset by higher shipments. As of December 31, 2013 and March 31, 2013, we had forfeited and factored, without recourse, certain trade receivables aggregating $386 million and $124 million, respectively, which increased net cash provided by operating activities by $262 million for the nine months ended December 31, 2013. We determine the need to forfeit and factor our receivables based on global cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" increased due to higher quantities on hand, partially offset by lower average aluminum prices. As of December 31, 2013, we had sold approximately $77 million of prime, sheet ingot, and UBC inventory to third parties and have agreed to repurchase the same or similar inventory back from the third parties over the next nine months, based on market prices at the time of repurchase. We sell and repurchase non-FRP inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. "Accounts payable" declined $22 million as the result of the timing of certain large vendor payables outstanding as of March 31, 2013, which were paid in April 2013 and lower average aluminum prices.

Included in cash flows provided by operating activities during the nine months ended December 31, 2013 were $262 million of interest payments, $82 million of cash payments for income taxes, $24 million of payments on our restructuring programs, and $43 million of contributions to our pension plans. As of December 31, 2013, we had $35 million of outstanding restructuring liabilities, of which $34 million we estimate will result in cash outflows within the next twelve months. We also expect to have additional cash outflows in the last three months of fiscal 2014 related to future restructuring activities. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. We plan to utilize the relief provided by MAP-21 in fiscal 2014, which reduces our minimum required defined benefit pension funding. During the remainder of fiscal 2014, we expect to contribute an additional $6 million to our funded pension plans, $2 million to our unfunded pension plans and $6 million to our savings and defined contribution plans.

We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of December 31, 2013, we estimate there will be a net cash inflow of $9 million on the instruments that will settle in the three months ended March 31, 2014.

Nine months ended December 31, 2012
During the nine months ended December 31, 2012 net cash used to fund working capital was $360 million. "Inventories" were higher due to an increase in quantities on hand, partially offset by lower average aluminum prices. "Accounts receivable, net" declined due to an increase in our forfeited and factored accounts receivable, lower volumes, and lower average aluminum prices. As of December 31, 2012, and March 31, 2012, we had forfeited and factored, without recourse, certain trade receivables aggregating $158 million and $53 million, respectively, which had a favorable impact to net cash provided by operating activities of $105 million for the nine months ended December 31, 2012.

Included in cash flows provided by operating activities during the nine months ended December 31, 2012 were $257 million of interest payments, $94 million of cash paid for income taxes, $23 million of payments on our restructuring programs, and $57 million of contributions to our pension plans.

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Nine Months Ended December 31,
	2013	2012	Change
Capital expenditures	$(522)	$(538)	$16
Proceeds from settlement of other undesignated derivative instruments, net	6	10	(4)
Proceeds from sales of assets, third party, net of transaction fees	7	18	(11)
Proceeds from sales of assets, related party, net of transaction fees	8	2	6
(Outflows) proceeds from investment in and advances to non–consolidated affiliates, net	(12)	3	(15)
Net cash used in investing activities	$(513)	$(505)	$(8)

We had $522 million of cash outflows for "Capital expenditures" for the nine months ended December 31, 2013, compared to $538 million for the nine months ended December 31, 2012. For the nine months ended December 31, 2013, our "Capital expenditures" were primarily attributable to our rolling expansions in South Korea; our automotive sheet finishing plants in the U.S. and China; our recycling expansions in Germany and Brazil; and expenditures related to our ERP implementation. For the nine months ended December 31, 2012, our "Capital expenditures" were primarily attributable to our rolling expansions in Brazil and South Korea; our recycling expansions in Brazil and South Korea; our automotive sheet finishing plant in the U.S.; and expenditures related to our ERP implementation. The following table summarizes our global expansion projects:

Location	Description of Expansion	Estimated Capacity (at full capacity)	Actual or estimated commission start date
North America
Oswego, NY	Automotive sheet finishing plant	240 kt	July 2013
Oswego, NY	Automotive sheet finishing expansion	120 kt	End CY2015
Europe
Nachterstedt, Germany	Recycling expansion	400 kt	Mid CY2014
Nachterstedt, Germany	Automotive sheet finishing expansion	120 kt	End CY2015
Asia
Ulsan & Yeongju, South Korea	Rolling expansion	350 kt	July 2013
Yeongju, South Korea	Recycling expansion	265 kt	October 2012
Changzhou, China	Automotive sheet finishing plant	120 kt	Mid CY2014
South America
Pinda, Brazil	Rolling expansion	220 kt	December 2012
Pinda, Brazil	Can coating line	100 kt	Early CY2014
Pinda, Brazil	Recycling expansion	190 kt	Early CY2014

As of December 31, 2013, we had $78 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to December 31, 2013. We expect capital expenditures for fiscal 2014 to be between $700 million and $750 million and for fiscal 2015 to be between $500 million and $550 million.
In August 2013, we sold our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco, and received cash proceeds of $8 million. In December 2013, we sold land in Brazil to a third party and received cash proceeds of $6 million. In June 2012, we sold three foil plants in Europe to a third party for $18 million, net of transaction fees.

The settlement of undesignated derivative instruments resulted in cash inflows of $6 million and $10 million, in the nine months ended December 31, 2013 and 2012, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.

Changes in “Related party loans receivable, net,” during all periods are primarily comprised of additional loans made to our nonconsolidated affiliate, Aluminum Norf GmbH (Alunorf), net of payments we received related to a previous loan due from Alunorf. During the nine months ended December 31, 2013, the net cash outflows related to loans we made to Alunorf to fund certain capital expenditures.

Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Nine Months Ended December 31,
	2013	2012	Change
Proceeds from issuance of debt	$138	$296	$(158)
Principal payments	(113)	(93)	(20)
Short–term borrowings, net	359	304	55
Dividends, noncontrolling interest	—	(2)	2
Debt issuance costs	(8)	(3)	(5)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	—	(9)	9
Net cash provided by financing activities	$376	$493	$(117)

During the nine months ended December 31, 2013, we received proceeds of $121 million related to the issuance of new short-term loans in Brazil and $17 million related to the issuance of new short-term loans in Vietnam. We made principal repayments of $92 million on short-term Brazil loans, $13 million on our Term Loan Facility, and $8 million on other loans. We received net proceeds of $359 million on short-term borrowings, which consists of an additional $369 million under our ABL Revolver and $1 million on other short-term loans, partially offset by a net decline in bank overdrafts of $11 million. In May 2013, we amended and extended our old ABL Facility by entering into a $1 billion, five-year, Senior Secured Asset-Backed Revolving Credit Facility. We paid $8 million in debt issuance fees in the nine months ended December 31, 2013 related to the new ABL Revolver.

As of December 31, 2013, our short-term borrowings were $886 million consisting of $697 million of loans under our ABL Revolver, $123 million in Novelis Brazil loans, $47 million in Novelis Korea bank loans, and $17 million in Novelis Vietnam loans. The weighted average interest rate on our total short-term borrowings was 3.6% as of December 31, 2013. As of December 31, 2013, we had $203 million in remaining availability under the ABL Revolver and $76 million in availability under two Korean loan facilities.
During the nine months ended December 31, 2012, we received proceeds from issuance of debt of $296 million related to additional borrowings on our Term Loan of $80 million, $136 million in Korean loans, $73 million in Brazil loans, $3 million in Vietnam Loans, and an additional $4 million in other loans. We made principal repayments of $74 million to retire our 7.25% Senior Notes, $13 million on our Term Loan, $4 million on capital lease obligations, and $2 million of other principal repayments. We received net proceeds of $304 million in short-term borrowings, which consists of an additional $294 million in increased borrowings under our old ABL Facility and $10 million in increases in bank overdrafts. We paid dividends to our noncontrolling interests of $2 million related to our Asia operating segment. We paid $3 million in debt issuance fees in the nine months ended December 31, 2012.
Additionally, during the nine months ended December 31, 2012, we acquired 0.75% of the outstanding shares of Novelis Korea Limited for $9 million. The transaction resulted in our ownership of substantially all of the shares of Novelis Korea Limited.

OFF-BALANCE SHEET ARRANGEMENTS
The following discussion addresses the applicable off-balance sheet items for our Company.
Derivative Instruments
See Note 11 — Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements for a full description of derivative instruments.
Guarantees of Indebtedness
We have issued guarantees on behalf of certain of our wholly-owned subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries hold any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables for these entities are already included in our condensed consolidated balance sheets. We have no retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets. We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of December 31, 2013, there were no amounts outstanding under our guarantee with Alunorf.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2013 and March 31, 2013, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 7 — Debt, Note 9 — Postretirement Benefit Plans and Note 15 — Income Taxes to our accompanying condensed consolidated financial statements for more details. There have been no significant changes since our most recent 10-K filing for the year ended March 31, 2013.
RETURN OF CAPITAL
Return of capital or dividends are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness that would allow us to legally pay dividends or return capital and other relevant factors.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the nine months ended December 31, 2013, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in commodity prices (primarily LME aluminum prices and natural gas), Midwest Transaction Premiums, electricity rates, foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only, and not for speculative purposes.

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2013 condensed consolidated balance sheets.

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
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We sell short-term LME and Midwest Transaction Premium aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to ensure we sell metal for the same price at which we purchase metal.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2013, given a 10% increase in prices.

	Change in Price	Change in Fair Value
LME aluminum	10%	$(45)
Midwest Transaction Premium aluminum	10%	(1)

Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the three months ended December 31, 2013, natural gas and electricity represented approximately 97% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelter operations in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2013, given a 10% decline in spot prices for energy contracts ($ in millions).

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

We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of "Accumulated other comprehensive loss" in the Shareholder's equity section of the accompanying consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our "Net sales" and expenses as expressed in U.S. dollars.

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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2013, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(24)
Euro	10%	(28)
Korean won	(10)%	(50)
Canadian dollar	(10)%	(2)
British pound	(10)%	(2)
Swiss franc	10%	(2)
Chinese yuan	10%	—

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 2.75% plus the higher of LIBOR or 100 basis points (1% floor). As of December 31, 2013, this floor feature was in effect which resulted in an interest rate of 3.75%. Due to the floor feature of the Term Loan Facility, as of December 31, 2013, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 75 basis points (bp).

From time to time, we have used interest rate swaps to manage our debt cost. As of December 31, 2013, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of December 31, 2013.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2013, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

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

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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
Date: February 10, 2014

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